Form 10-Q
period 2007-09-30
TERADATA CORP /DE/
filed 2007-11-13
CIK 816761

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission File Number 001-33458

TERADATA CORPORATION

(Exact name of registrant as specified in its charter)

Delaware	75-3236470
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1700 South Patterson Blvd.

Dayton, Ohio 45479

(Address of principal executive offices) (Zip Code)

Registrant’s telephone number, including area code: (937) 445-5000

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large accelerated filer  ☐                    Accelerated filer  ☐                    Non-accelerated filer  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Number of shares of common stock, $0.01 par value per share, outstanding as of October 31, 2007, was approximately 181.0 million.

Part I. Financial Information

Item 1.	Financial Statements

Condensed Consolidated Statements of Operations (Unaudited)

In millions, except per share amounts

	Three Months Ended September 30		Nine Months Ended September 30
	2007	2006	2007	2006
Product revenue	$232	$195	$631	$568
Service revenue	207	180	592	526

Total revenue	439	375	1,223	1,094

Cost of products	90	69	232	198
Cost of services	120	107	346	308
Selling, general and administrative expenses	128	104	339	295
Research and development expenses	35	27	92	87

Total operating expenses	373	307	1,009	888

Income from operations	66	68	214	206
Income before income taxes	66	68	214	206
Income tax expense	37	25	99	76

Net income	$29	$43	$115	$130

Net income per common share
Basic	$0.16	$0.24	$0.64	$0.72
Diluted	$0.16	$0.24	$0.64	$0.72
Weighted average common shares outstanding
Basic	180.7	180.7	180.7	180.7
Diluted	180.7	180.7	180.7	180.7

See Notes to Condensed Consolidated Financial Statements.

Condensed Consolidated Balance Sheets (Unaudited)

In millions, except per share amounts

	September 30, 2007	December 31, 2006
Assets
Current assets
Cash and cash equivalents	$196	$—
Accounts receivable, net	394	392
Inventories, net	39	36
Other current assets	44	84

Total current assets	673	512

Property, plant and equipment, net	75	64
Capitalized software, net	51	51
Goodwill	90	90
Deferred income taxes	140	261
Other assets	46	31

Total assets	$1,075	$1,009

Liabilities and stockholders’ equity/parent company equity
Current liabilities
Accounts payable	$75	$67
Payroll and benefits liabilities	82	78
Deferred revenue and customer deposits	236	194
Other current liabilities	58	54

Total current liabilities	451	393

Pension and other postemployment plan liabilities	83	—
Other liabilities	1	19

Total liabilities	535	412

Commitments and contingencies (Note 7)
Stockholders’ equity/parent company equity
Preferred stock: par value $0.01 per share, 100.0 shares authorized, no shares issued and outstanding	—	—
Common stock: par value $0.01 per share, 500.0 shares authorized, 180.7 shares issued and outstanding at September 30, 2007, no shares issued and outstanding at December 31, 2006	2	—
Paid-in capital	551	—
Retained earnings	—	—
Parent company investment	—	579
Accumulated other comprehensive (loss) income	(13)	18

Total stockholders’ equity/parent company equity	540	597

Total liabilities and stockholders’ equity/parent company equity	$1,075	$1,009

See Notes to Condensed Consolidated Financial Statements.

Condensed Consolidated Statements of Cash Flows (Unaudited)

In millions

	Nine Months Ended September 30,
	2007	2006
Operating activities
Net income	$115	$130
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	51	41
Stock-based compensation expense	11	8
Deferred income taxes	67	(7)
Changes in assets and liabilities:
Receivables	2	6
Inventories	(3)	(4)
Current payables and accrued expenses	13	(13)
Deferred revenue and customer deposits	41	9
Other assets and liabilities	(8)	(4)

Net cash provided by operating activities	289	166

Investing activities
Expenditures for property, plant and equipment	(27)	(15)
Additions to capitalized software	(42)	(33)
Other investing activities, net	(4)	(15)

Net cash used in investing activities	(73)	(63)

Financing activities
Cash contributions from Parent	196	—
Transfer to Parent, net	(216)	(103)

Net cash used in financing activities	(20)	(103)

Effect of exchange rate changes on cash and cash equivalents	—	—

Increase in cash and cash equivalents	196	—
Cash and cash equivalents at beginning of period	—	—

Cash and cash equivalents at end of period	$196	$—

See Notes to Condensed Consolidated Financial Statements

Condensed Consolidated Statement of Stockholders’ Equity/Parent Company Equity (Unaudited)

In millions

					Accumulated
					Other	Parent
	Common Stock		Paid-in	Retained	Comprehensive	Company
	Shares	Amount	Capital	Earnings	Income (Loss)	Investment	Total
December 31, 2006	—	$—	$—	$—	$18	$579	$597
Employee stock compensation plans						11	11
Net income						115	115
Net transfers to parent						(259)	(259)
Contribution of net assets to Teradata Corporation and issuance of shares to parent	181	2	551		(36)	(446)	71
Currency translation adjustments					5		5

September 30, 2007	181	$2	$551	$—	$(13)	$—	$540

See Notes to Condensed Consolidated Financial Statements

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. SEPARATION AND BASIS OF PRESENTATION

The Separation On August 27, 2007, the Board of Directors of NCR Corporation (NCR) approved the separation of NCR into two independent publicly traded companies through the distribution of 100% of its Teradata Data Warehousing Business (Teradata) to shareholders of NCR (the Separation). Teradata provides solutions worldwide that are designed specifically to enable its customers to build, expand and enhance their relationships with customers by facilitating transactions and transforming data from transactions into useful business information. To effect the separation, Teradata Corporation, a Delaware corporation, was formed on March 27, 2007, as a wholly-owned subsidiary of NCR. Immediately prior to the separation, the assets and liabilities of the Teradata Data Warehousing Business of NCR were transferred to Teradata Corporation in return for 180.7 million shares of Teradata Corporation common shares. NCR accomplished the separation through a distribution of one share of Teradata Corporation (the Company) common stock for each share of NCR common stock on September 30, 2007.

Significant Non-Cash Financing and Investing Activities In connection with the separation, the Company executed the following transactions which involved no cash:

•	NCR distributed 180.7 million shares of Teradata Corporation common stock to holders of NCR Corporation common stock

•	NCR’s historical net investment in Teradata, $446 million immediately prior to the separation, was reclassified to additional paid-in capital

•

NCR transferred to the Company certain postemployment liabilities and international pension assets and liabilities totaling $86 million, of which $36 million was recorded in accumulated other comprehensive income (loss)

•

The Company reduced deferred tax assets recorded in Teradata’s historical financial statements by $82 million for net operating loss and other tax attributes retained by NCR, and recorded net deferred tax assets and liabilities of $20 million for changes in tax bases of certain assets and liabilities resulting from the separation, including the assumed pension and postemployment net obligations

•	The Company reduced income tax accruals by $19 million as such liabilities were retained by NCR in accordance with the Tax Sharing Agreement between NCR and the Company

The assets and liabilities transferred to the Company from NCR at September 30, 2007 also included $196 million in cash and a $4 million receivable, which the Company collected from NCR in October, 2007.

Basis of Presentation The accompanying condensed consolidated financial statements are unaudited and are prepared in accordance with the instructions for Form 10-Q and Article 10 of Regulation S-X, and, in the opinion of management, include all adjustments (consisting of normal recurring adjustments, except for the effects of the separation transaction discussed above, and the error correction discussed in Note 8) necessary for a fair statement of the consolidated results of operations, financial position, and cash flows for each period presented. In compliance with those instructions, certain information and footnote disclosures normally included in annual consolidated financial statements prepared in accordance with generally accepted accounting principles in the United States of America (GAAP) have been condensed or omitted. The year end 2006 condensed consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America. These condensed consolidated financial statements should be read in conjunction with the financial statements of the Teradata Data Warehousing Business of NCR as of December 31, 2006 and 2005, and for each of the three years in the period ended December 31, 2006, included in the Company’s registration statement on Form 10, filed on August 21, 2007 (the Form 10).

The unaudited condensed consolidated financial statements in this quarterly report for the periods presented prior to the distribution of the assets and liabilities by NCR described above include the assets, liabilities, operating results and cash flows of the Teradata Data Warehousing Business of NCR using NCR’s historical basis. Changes in parent company equity represent NCR’s net investment in Teradata, after giving effect to net income of Teradata plus net cash transfers to and from NCR.

The historical financial statements include allocations of certain NCR corporate expenses including treasury, accounting, tax, legal, internal audit, human resources, severance, pension, public and investor relations, general management, real estate, shared information technology systems, procurement and other statutory functions such as board of directors and other centrally managed employee benefit arrangements that benefit the Teradata business. These costs include the costs of salaries, benefits and other related costs. Teradata was allocated $27 million and $81 million of general corporate overhead expenses incurred by NCR in the three and nine month periods ended September 30, 2007, compared to $30 million and $92 million of such expenses in the three and nine month periods ended September 30, 2006.

A portion of the separation costs incurred by NCR in order to complete the separation of Teradata from NCR were allocated to Teradata Corporation, to the extent such costs benefited the Company. Separation costs allocated to the Company include costs to replicate information technology (IT) software applications, branding and marketing expenses, recruiting fees, and legal and other administrative costs. These non-recurring separation costs of approximately $15 million were recorded as selling, general and administrative expenses.

Management believes the assumptions and methodologies underlying the allocation of general corporate overhead expenses and separation costs from NCR are reasonable. However, such expenses may not be indicative of the actual level of expense that would have been incurred by the Company if it had operated as an independent, publicly traded company or of the costs expected to be incurred in the future. As such, the financial information herein may not necessarily reflect the financial position, results of operations, and cash flows of the Company in the future or what it would have been had the Company been an independent, publicly traded company during the periods presented. Refer to Note 4 for further information regarding allocated expenses.

Use of Estimates The preparation of financial statements in accordance with GAAP requires management to make estimates and judgments that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and revenues and expenses during the period reported. Actual results could differ from those estimates.

Cash Management For the periods prior to the separation, NCR used a centralized approach to cash management and financing of operations. No separate cash accounts for Teradata were maintained and NCR funded Teradata’s operating and investing activities as needed. Transfers of available cash both to and from NCR’s cash management system are reflected in the condensed consolidated financial statements as a component of parent company investment. Immediately prior to the separation, NCR contributed $200 million to the Company, comprised of $196 million in cash and a $4 million receivable. At September 30, 2007, cash equivalents were in money market funds.

Income Taxes Prior to the separation, Teradata’s operating results are included in NCR’s consolidated U.S. and state income tax returns and in the tax returns of certain NCR foreign subsidiaries. The provision for income taxes in these condensed consolidated financial statements has been determined on a separate-return basis. Deferred tax assets and liabilities are recognized for the expected tax consequences of temporary differences between the tax bases of assets and liabilities and their reported amounts.

Stock Compensation Stock-based compensation represents the costs related to NCR share-based awards granted to employees of Teradata. The Company measures stock-based compensation cost at grant date, based on the estimated fair value of the award and recognizes the cost on a straight-line basis (net of estimated forfeitures) over the employee requisite service period. In conjunction with the separation, NCR share-based awards held by Teradata employees were converted to equivalent share-based awards of Teradata Corporation. The conversion was accounted for as a modification under the provisions of Statement of Financial Accounting Standards No. 123 (revised 2004) (SFAS 123R), Share-Based Payment, and resulted in no increase in the fair value of the awards.

Earnings Per Share The calculation of basic and diluted net income per share and shares outstanding for the periods presented is based on the number of shares of NCR common stock outstanding at the time of the separation adjusted for the distribution ratio of one share of the Company’s common stock for every share of NCR common stock. There is no dilutive impact from common stock equivalents for periods prior to the separation, as the Company had no dilutive securities outstanding. The dilutive effect of the Company’s share-based awards issued in connection with the conversion of NCR awards, and for future Company grants will be included in the computation of diluted earnings per share in future periods.

2. SUPPLEMENTAL FINANCIAL INFORMATION

	Three Months Ended September 30		Nine Months Ended September 30
In millions	2007	2006	2007	2006
Comprehensive income
Net income	$29	$43	$115	$130
Other comprehensive income, net of tax:
Currency translation adjustments	3	—	5	2

Total comprehensive income	$32	$43	$120	$132

	September 30,	December 31,
In millions	2007	2006
Inventories
Finished goods, net	17	18
Service parts, net	22	18

Total inventories, net	$39	$36

3. NEW ACCOUNTING PRONOUNCEMENTS

Statement of Financial Accounting Standard No. 157 In September 2006, the FASB issued Statement of Financial Accounting Standard No. 157 (SFAS 157), Fair Value Measurements. This statement defines fair value, establishes a framework for measuring fair value in GAAP and expands disclosures about fair value measurements. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007. The Company is currently evaluating the impact of adopting SFAS 157 on our financial condition and results of operations.

Statement of Financial Accounting Standard No. 159 In February 2007, the FASB issued Statement of Financial Accounting Standard No. 159 (SFAS 159), The Fair Value Option for Financial Assets and Financial Liabilities – Including an Amendment of FASB Statement No. 115. This statement permits entities to choose to measure many financial instruments and certain other items at fair value. The fair value option may be elected on an instrument-by-instrument basis, with few exceptions. SFAS 159 also establishes presentation and disclosure requirements to facilitate comparisons between companies that choose different measurement attributes for similar assets and liabilities. SFAS 159 is effective for fiscal years beginning after November 15, 2007. The Company is currently evaluating the impact of adopting SFAS 159 on our financial condition and results of operations.

4. RELATED PARTY TRANSACTIONS WITH NCR

Teradata’s costs and expenses include allocations from NCR for centralized treasury, tax, accounting, legal, internal audit, human resources, severance, pension, public and investor relations, general management, real estate, shared information technology systems, procurement and other statutory functions such as board of directors and centrally managed benefit arrangements. These allocations have been determined on a basis that

NCR and Teradata considered to be a reasonable reflection of the utilization of services provided to or the benefits received by Teradata. The allocation methods include ones based on revenue, headcount, square footage, transaction processing costs and others considered as a reasonable method in relation to the costs being allocated. Non-recurring separation costs of $15 million are included in selling, general and administrative expenses for the three and nine months ended September 30, 2007. Allocated costs included in the statements of income were as follows:

Allocated Operating Expenses	Three Months Ended September 30		Nine Months Ended September 30
In millions	2007	2006	2007	2006
Cost of products and services	$9	$9	$27	$29
Selling, general and administrative expenses	31	18	63	52
Research and development expenses	2	3	6	11

Total allocated operating expenses	$42	$30	$96	$92

NCR and the Company entered into an Interim Services and Systems Replication Agreement, which provides for the provision of certain transitional services by the Company and its subsidiaries to NCR and its subsidiaries, and vice versa. The services include the provision of administrative and other services identified by the parties. The Interim Services and Systems Replication Agreement provides for a term of up to 18 months for such services, which may be extended for an additional six months by mutual agreement of the parties. The pricing is based on actual costs incurred by the party rendering the services plus a fixed percentage.

As discussed in the Form 10, NCR and the Company have also entered into certain other agreements including the Separation and Distribution Agreement, Tax Sharing Agreement, Employee Benefits Agreement and several commercial agreements. The commercial agreements include a network support agreement, service and distributor arrangements, intellectual property agreements, and various real estate arrangements.

5. STOCK COMPENSATION PLANS

For the periods ended September 30, 2007 and September 30, 2006, share-based compensation represents the costs related to NCR share-based awards granted to employees of Teradata recognized under the provisions of Statements of Financial Accounting Standard No. 123 (revised 2004) (SFAS 123R), Share-Based Payment, as follows:

	Three Months Ended September 30		Nine Months Ended September 30
In millions	2007	2006	2007	2006
Stock options	$1	$1	$4	$4
Restricted stock	4	1	7	4

Total share-based compensation (pre-tax)	5	2	11	8
Tax benefit	(2)	(1)	(4)	(3)

Total share-based compensation, net of tax	$3	$1	$7	$5

Share-based compensation expense related to stock options for the three and nine months ended September 30, 2007 and 2006 was determined using the fair value of NCR’s options as calculated using the Black-Scholes option-pricing model. The weighted average fair value of grants was estimated based on the weighted average assumptions listed below, and was $18.30 for three months ended September 30, 2007, and $17.02 for the nine months ended September 30, 2007.

	Three Months Ended September 30		Nine Months Ended September 30
	2007	2006	2007	2006
Dividend yield	—	—	—	—
Risk-free interest rate	4.66%	4.76%	4.52%	4.62%
Expected volatility	29.7%	34.7%	32.5%	35.6%
Expected holding period (years)	5.0	5.3	5.0	5.3

Expected volatility incorporates a blend of both historical volatility of NCR’s stock over a period equal to the expected term of the options and implied volatility from traded options on NCR’s stock, as management believes this is more representative of prospective trends. NCR uses historical data to estimate option exercise and employee termination within the valuation model. The expected holding period represents the period of time that options are expected to be outstanding. The risk-free interest rate for periods within the contractual life of the option is based on the five-year U.S. Treasury yield curve in effect at the time of grant.

In connection with the separation on September 30, 2007, NCR share-based awards held by Teradata employees were converted to equivalent share-based awards of Teradata Corporation based on the ratio of the Company’s fair market value at the time of the separation. The conversion was accounted for as a modification under the provisions of SFAS 123R, and resulted in no increase in the fair value of the awards. The share-based awards constituted stock options and restricted stock.

A summary of outstanding Company stock option awards at separation on September 30, 2007 is as follows:

Shares in thousands	Shares Under Option	Weighted Average Price Per Share	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in millions)
Outstanding	5,333	$14.57	5.8	$61
Exercisable	3,857	$11.51	4.6	$56

As of September 30, 2007, the Company has $9 million of total unrecognized compensation expense, net of estimated forfeitures, related to unvested stock options that will be recognized over the weighted average period of 1.4 years.

A summary of outstanding Company restricted stock awards at separation on September 30, 2007 is as follows:

Shares in thousands	Number of Shares	Weighted Average Grant Date Fair Value
Service-based shares	789	$19.64
Performance-based shares	404	$29.44

Total stock grants	1,193	$22.96

As of September 30, 2007, the Company has $15 million of total unrecognized compensation expense, net of estimated forfeitures, related to restricted stock that will be recognized over the weighted average period of 1.4 years.

In addition to the stock option and restricted stock awards presented in the tables above, in connection with the separation, the Company granted 700 thousand stock options and 456 thousand restricted stock awards on October 1, 2007.

6. EMPLOYEE BENEFIT PLANS

Pension and Postemployment Plans Prior to the separation, NCR employees engaged in Teradata’s business were eligible to participate in pension, postretirement and postemployment benefit plans sponsored by NCR in many of the countries where Teradata does business. As Teradata participated in NCR’s plans, it accounted for its pension and postemployment benefit costs under the multiemployer plan approach, and has recognized the pension and postemployment costs allocated to it by NCR as expense, with a corresponding contribution in parent company investment. Pension and postemployment benefit costs are allocated to Teradata based on the projected benefit obligation associated with Teradata specific employees and other NCR employees who provided support services to Teradata. Postretirement benefit costs allocated to Teradata were immaterial for each of the three and nine months ended September 30, 2007 and 2006. Pension and postemployment costs were as follows:

	Three Months Ended September 30		Nine Months Ended September 30
In Millions	2007	2006	2007	2006
Pension costs	$2	$6	$6	$18
Postemployment costs	4	4	12	12

Net Expense	$6	$10	$18	$30

In conjunction with the separation, certain of NCR’s pension and postemployment benefit obligations and plan assets relating to the Teradata business were assumed by/transferred to the Company. Assets of the Company’s defined benefit plans are primarily invested in publicly traded common stocks, corporate and government debt securities, real estate investments, and cash or cash equivalents.

Postemployment obligations relate to benefits provided to involuntarily terminated employees and certain inactive employees after employment but before retirement. These benefits are paid in accordance with Teradata’s established postemployment benefit practices and policies. Postemployment benefits may include disability benefits, supplemental unemployment benefits, severance, workers’ compensation benefits, continuation of health care benefits and life insurance coverage and are funded on a pay-as-you-go basis. There were no postretirement benefit obligations assumed by the Company.

The benefit obligations and funded status of pension and postemployment plans assumed at September 30, 2007 is as follows:

In Millions	Pension	Postemployment
Benefit obligations	$91	$50
Fair value of plan assets	55	—

Unfunded status	$36	$50

In accordance with the provisions of Statement of Financial Accounting Standard No. 158 (SFAS 158), Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, the underfunded amount of pension and postemployment obligations are recorded as a liability in the Company’s condensed consolidated balance sheet. The following tables present the funded status and the reconciliation of the funded status of the plans to amounts recognized in the condensed consolidated balance sheets and in accumulated other comprehensive income at September 30, 2007:

In Millions	Pension	Postemployment
Amounts recognized in the balance sheet
Noncurrent assets	$(2)	$—
Current liabilities	—	7
Noncurrent liabilities	38	43

Net amounts recognized	$36	$50

Amounts recognized in accumulated other comprehensive income
Net actuarial loss	$14	$28
Prior service cost	1	(1)

Total	$15	$27

Prior to the separation, NCR remeasured the pension and postemployment plan assets and liabilities related to its plans that were amended upon separation. In connection with the separation, NCR transferred to the Company, the Company’s share of the remeasured plan assets and liabilities. The Teradata specific assumptions used by NCR in the remeasurement were as follows:

	Pension Benefit Obligation	Pension Benefit Cost	Postemployment Benefit Obligation	Postemployment Benefit Cost
Discount rate	4.5%	4.5%	4.5%	4.5%
Expected return on plan assets	N/A	5.7%	N/A	N/A
Salary increase rate	3.3%	3.3%	3.5%	3.5%
Involuntary turnover rate	N/A	N/A	3.0%	3.0%

Discount rates are determined by examining interest rate levels and trends within each country, particularly yields on high-quality long-term corporate bonds, relative to our future expected cash flows. The Company’s approach in determining the long-term rate of return for plan assets is based upon historical financial market relationships that have existed over time with the presumption that this trend will generally remain constant in the future.

Plan Assets The weighted average asset allocations at September 30, 2007 by asset category are as follows:

	Pension Funds
	Actual Asset Allocation	Target Asset Allocation
Equity securities	60%	58%
Debt securities	28%	32%
Real estate	8%	9%
Other	4%	1%

Total	100%	100%

Estimated Future Benefit Payments The Company expects to make the following benefit payments reflecting past and future service from its pension and postemployment plans:

In Millions	Pension	Postemployment
Year
4th Qtr. 2007	$2	$2
2008	$7	$7
2009	$8	$7
2010	$6	$7
2011	$6	$7
2012-2016	$34	$32

Savings Plans U.S. employees and many international employees participate in defined contribution savings plans. These plans generally provide either a specified percent of pay or a matching contribution on participating employees’ voluntary elections. The Company’s matching contributions typically are subject to a maximum percentage or level of compensation. Employee contributions can be made pre-tax, after-tax or a combination thereof.

7. COMMITMENTS AND CONTINGENCIES

In the normal course of business, the Company is subject to proceedings, lawsuits, claims and other matters, including those that relate to the environment, health and safety, employee benefits, export compliance, intellectual property, tax matters, and other regulatory compliance and general matters, including those described below. Because such matters are subject to many uncertainties, their outcomes are not predictable. While the Company believes that amounts provided in our condensed consolidated financial statements are currently adequate in light of the probable and estimable liabilities, there can be no assurances that the amounts required to satisfy alleged liabilities from such matters will not impact future operating results.

The Company is subject to governmental investigations and requests for information from time to time. Presently, the United States Department of Justice is conducting an investigation regarding the propriety of the Company’s arrangements or understandings with others in connection with certain federal contracts and the adequacy of certain disclosures related to such contracts. The investigation arises in connection with civil litigation in federal district court filed under the qui tam provisions of the civil False Claims Act against a number of information technology companies, including the Company. The complaints against the Company remain under seal. The Company is conducting its own internal investigation focusing on the propriety of certain transactions under four federal programs under which Teradata was a contractor as well as the adequacy of pricing disclosures to the government under certain of the Company’s federal contracts. The Company has shared evidence of questionable conduct that the Company has uncovered with the Justice Department and intends to continue to cooperate with the Justice Department in its investigation. The Company has recorded a reserve of approximately $1 million related to the current best estimate of potential liability relating to this matter.

The Company has an uncertain tax position related to the amortization (and deductibility) of certain capitalized research and development expenses. The matter is discussed in further detail in Note 8.

The Company believes the amounts provided in its financial statements, as prescribed by GAAP, are adequate in light of the probable and estimable liabilities. However, there can be no assurances that the actual amounts required to satisfy alleged liabilities from the matter described above and other matters, and to comply with applicable laws and regulations, will not exceed the amounts reflected in the Company’s financial statements or will not have a material adverse effect on its results of operations, financial condition or cash flows. Any costs that may be incurred in excess of those amounts provided as of September 30, 2007 cannot currently be reasonably determined.

Guarantees and Product Warranties Guarantees associated with the Company’s business activities are reviewed for appropriateness and impact to the Company’s financial statements. Periodically, the Company’s customers enter into various leasing arrangements coordinated with a leasing partner. In some instances, the Company guarantees the leasing partner a minimum value at the end of the lease term on the leased equipment or guarantees lease payments between the customer and the leasing partner. As of September 30, 2007, the maximum future payment obligation of this guaranteed value and the associated liability balance was $6 million.

The Company provides its customers a standard manufacturer’s warranty and records, at the time of the sale, a corresponding estimated liability for potential warranty costs. Estimated future obligations due to warranty claims are based upon historical factors such as labor rates, average repair time, travel time, number of service calls per machine and cost of replacement parts. For each consummated sale the Company recognizes the total customer revenue and records the associated warranty liability using pre-established warranty percentages for that product class. From time to time, product design or quality corrections are accomplished through modification programs. When identified, associated costs of labor and parts for such programs are estimated and accrued as part of the warranty reserve.

The following table identifies the activity relating to the warranty reserve for the nine months ended September 30:

In millions	2007	2006
Warranty reserve liability
Balance at January 1	$8	$7
Accruals for warranties issued	9	8
Settlements (in cash or in kind)	(12)	(8)

Balance at September 30	$5	$7

The Company also offers extended warranties to its customers as maintenance contracts. The Company accounts for these contracts by deferring the related maintenance revenue over the extended warranty period. Amounts associated with these maintenance contracts are not included in the table above.

In addition, the Company provides its customers with certain indemnification rights. In general, the Company agrees to indemnify the customer if a third party asserts patent or other infringement on the part of the customer for its use of the Company’s products. From time to time, the Company also enters into agreements in connection with its acquisition and divesture activities that include indemnification obligations by the Company. The fair value of these indemnification obligations is not readily determinable due to the conditional nature of the Company’s potential obligations and the specific facts and circumstances involved with each particular agreement. The Company has not recorded a liability in connection with these indemnifications. Historically, payments made by the Company under these types of agreements have not had a material effect on the Company’s condensed consolidated financial condition, results of operations or cash flows.

8. INCOME TAXES

Income tax provisions for interim periods are based on estimated annual income tax rates calculated separately from the effect of significant infrequent or unusual items. The effective tax rate in the periods presented is the result of the mix of income earned in various tax jurisdictions that apply to a broad range of income tax rates. The effective tax rate for the third quarter of 2007 was 56.1% as compared to 36.8% in the three months ended September 30, 2006. This rate included a $10 million charge, or 15.2% relating to a tax rate change in Germany, and $4 million of expense, or 6.1%, related to permanent differences from non-deductible separation costs.

The effective tax rate for the nine months ended September 30, 2007 was 46.3% as compared to 36.9% in the nine months ended September 30, 2006. In addition to the discrete item described above, the effective rate for the nine months ended September 30, 2007 includes a $7 million net adjustment, made in the second quarter of 2007, to correct prior period errors in the calculation of the income tax provision related to intercompany profit eliminations. As the impact of this error was not material to any prior periods and is not expected to be material to the full year 2007 financial statements, it was recorded in the second quarter of 2007.

In contemplation of the separation, NCR submitted a private letter ruling request to the Internal Revenue Service (IRS) concerning the Company’s ability to continue to amortize (and deduct), for income tax purposes, certain research and development costs that had been capitalized by NCR for tax purposes under Section 59(e) of the Internal Revenue Code, subsequent to the transfer of the related intellectual property to the Company. In August 2007, NCR was notified that the IRS would likely issue an adverse ruling on its request. Based on this notification, the Company believed that the related deferred tax asset may not have met the criteria for recognition under FASB Interpretation No. 48 (FIN 48), Accounting for Uncertainties in Income Taxes-an interpretation of FASB Statement No. 109, related to the transferred tax basis. Subsequently, the Company was notified that the IRS had reconsidered its initial determination and was prepared to issue a favorable ruling. Accordingly, the accompanying September 30, 2007 balance sheet reflects 100% recognition of the related deferred tax asset. However, until the issuance of a written favorable ruling by the IRS, there can be no assurance that the Company will ultimately realize this deferred tax asset.

During the third quarter of 2007, the Company identified certain errors in the calculation of deferred tax assets and liabilities that resulted in an overstatement of the net deferred tax assets in the balance sheets of prior annual and interim financial statements. This overstatement was immaterial to those previously issued historical financial statements. As a result, in the third quarter of 2007, the Company reduced net deferred tax assets by approximately $43 million, with an offsetting decrease in parent company investment. This amount is included in the “Net transfers to parent” in the Condensed Consolidated Statement of Stockholders’ Equity/Parent Company Equity. The adjustment had no effect on previously reported income tax expense, net income or cash.

As part of the Tax Sharing Agreement entered into upon separation, NCR will, in general, be responsible for all taxes reported on any separate or joint return of NCR, which may also include Teradata for periods prior to the separation. Therefore, the Company has no income tax reserves at September 30, 2007.

9. SUBSEQUENT EVENT

On October 1, 2007, the Company entered into a five-year $300 million unsecured revolving credit facility. This credit facility contains certain representations and warranties; conditions; affirmative, negative and financial covenants; and events of default customary for such facilities. Interest rates charged on borrowings outstanding under the credit facility are based on prevailing interest rates. No amount was outstanding under the facility at October 31, 2007.

10. SEGMENT INFORMATION AND OTHER SUPPLEMENTAL INFORMATION

The Company is managed along the following geographic regions, which are also the Company’s operating segments: (1) the North America and Latin Americas (Americas) region, (2) the Europe, Middle East and Africa (EMEA) region and (3) the Asia Pacific and Japan (APJ) region. Management evaluates the performance of its segments based on revenue and segment margin, and does not include segment assets for management reporting purposes. Segment margin excludes certain corporate-related costs consistent with the manner by which management evaluates segment operating performance. This presentation is useful to investors because it allows analysis and comparability of operating trends. Management does not use corporate-level selling, general and administrative, or research and development expenses to measure the segment and evaluate segment performance.

The Company does not track assets and liabilities by operating segment. Therefore, it is not practical to present assets and liabilities by operating segment.

The following table presents segment revenue and segment gross margin for Teradata:

	Three Months Ended September 30		Nine Months Ended September 30
In millions	2007	2006	2007	2006
Revenue
Americas	$245	$216	$698	$658
EMEA	116	88	302	244
APJ	78	71	223	192

Consolidated revenue	439	375	1,223	1,094

Segment gross margin
Americas	137	126	396	388
EMEA	61	41	146	114
APJ	38	35	110	90

Subtotal - segment gross margin	236	202	652	592

Reconciling Amounts (1)	(7)	(3)	(7)	(4)

Total gross margin	229	199	645	588

Selling, general and administrative expenses (2)	128	104	339	295
Research and development expenses	35	27	92	87

Total income from operations	$66	$68	$214	$206

(1)	Includes corporate-related costs that management does not use to make decisions regarding the segments and to assess the financial performance.

(2)	Includes $15 million of expenses related to the separation from NCR incurred during the three months ended September 30, 2007.

The following table presents revenue by product and service revenue for Teradata:

	Three Months Ended September 30		Nine Months Ended September 30
In millions	2007	2006	2007	2006
Products (hardware/software) (1)	$232	$195	$631	$568
Professional and installation-related services	113	96	323	277

Total solution	345	291	954	845
Support Services	94	84	269	249

Total revenue	$439	$375	$1,223	$1,094

(1)

Our data warehousing hardware and software products are often sold and delivered together in the form of a “node” of capacity as an integrated technology solution. Accordingly, it is impracticable to provide the revenue from various types of hardware and software products.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (MD&A)

The Separation of Teradata from NCR

The separation of NCR from its Teradata Data Warehousing Business became effective on September 30, 2007 through a distribution of 100% of the common stock of Teradata Corporation to the holders of record of NCR’s common stock. The separation was completed pursuant to the Separation and Distribution Agreement by which NCR contributed to the Teradata Corporation all of the assets and liabilities associated with the Teradata Data Warehousing Business. We have received a private letter ruling from the Internal Revenue Service indicating that the separation was tax free to the stockholders, NCR, and Teradata for U.S. federal income tax purposes. NCR distributed all of the shares of Teradata Corporation common stock as a dividend on NCR stock as of the record date for the separation.

Third Quarter Financial Overview

As more fully discussed in later sections of this MD&A, the following were the significant events for the third quarter of 2007:

•	Broad-based revenue growth of 17% from the third quarter of 2006 with double-digit growth in each operating region;

•	Operating income down $2 million from the third quarter of 2006, due primarily to non-recurring separation costs; and

•	Gross margin as a percent of revenue down 0.9% from the third quarter of 2006, driven by deal mix as described below.

The revenue mix of our hardware/software products, professional services and third party products, which we also refer to as “deal mix”, generally factored into the Company’s results for the quarter and is expected to continue to impact, positively and negatively, future period results. While no significant trends with respect to deal mix emerged in the third quarter of 2007, there was a more significant mix of lower margin deals in the period. In general, lower margin deals can result from a greater mix of hardware revenue versus software revenue, or from a greater percentage of revenues from third party hardware/software products. For example, a deal can include a greater mix of hardware revenue when a customer completely replaces its existing Teradata data warehouse and is permitted to use the previously acquired database software licenses for the new Teradata data warehouse.

In addition, we continued our focus in the quarter on our strategic initiatives to expand our direct market coverage, expand our solutions and offerings, and increase our technology capabilities.

Future Trends

We believe demand for our solutions will continue to increase due to the growing use of new data elements and more real-time analytics, thus adding to the scale and complexity of business requirements and to data volumes over time. The adoption by customers of more real-time environments for enterprise intelligence is driving more applications, usage and capacity. The size, timing and contracted terms of large customer orders for our products and services can impact our quarterly operating results. While we have seen fluctuations in the information technology environment in the past, our outlook remains positive, as we expect to see continued revenue growth in 2007 versus 2006. We expect that competitive and technological pricing trends will continue at the levels experienced in 2006 and 2005.

Results of Operations for Three Months Ended September 30, 2007

Compared to Three Months Ended September 30, 2006

In millions	2007	% of Revenue	2006	% of Revenue
Product Revenue	$232	52.8%	$195	52.0%
Service Revenue	207	47.2%	180	48.0%

Consolidated revenue	439	100.0%	375	100.0%

Gross margin
Product gross margin	142	61.2%	126	64.6%
Service gross margin	87	42.0%	73	40.6%

Consolidated gross margin	229	52.2%	199	53.1%

Expenses
Selling, general and administrative expenses	128	29.2%	104	27.7%
Research and development expenses	35	8.0%	27	7.2%

Consolidated expenses	163	37.1%	131	34.9%

Consolidated income from operations	$66	15.0%	$68	18.1%

Consolidated revenue increased 17% in the third quarter of 2007 from the third quarter of 2006. The revenue increase included a benefit of 3% from foreign currency fluctuations. The revenue growth also benefited from the timing of certain transactions which the Company had anticipated closing in the fourth quarter of 2007. Revenue growth was strongest in the EMEA region (32%), and was followed by the Americas (13%) and APJ (10%) regions. Product revenue increased 19% in the third quarter of 2007 from the third quarter of 2006, primarily due to capacity expansions and technology upgrades by existing customers, as well as sales to new customers from our increased investments in demand creation resources. Service revenue increased 15% in the third quarter of 2007 from the prior year period, with solid growth in both professional services and annuity support services. Operating income was $2 million lower compared to the third quarter of 2006. The decrease in operating income was primarily due to $15 million in separation-related costs, which offset higher revenue and a decrease in costs from NCR for corporate-related functions. The decrease in costs allocated from NCR is primarily related to lower pension expense due to NCR’s decision to freeze its U.S. defined benefit pension plans and cease the accrual of additional benefits for all participants in the U.S. plans after December 31, 2006. The period-over-period operating income comparison was also affected by an increased investment in demand-creation resources of $9 million.

Gross Margin

Gross margin as a percentage of revenue for the three months ended September 30, 2007 decreased to 52.2% from 53.1% for the prior year period. Product gross margin decreased to 61.2% in the third quarter of 2007 compared to 64.6% in the third quarter of 2006 in the quarter, primarily driven by deal mix in the Americas region. The set of product transactions closed in a particular period will dictate the margin dynamics for that period. In the third quarter, lower-margin transactions closed which had the effect of reducing the gross margin in the period, though the Company does not believe that this performance is indicative of a change in long-term trend for product gross margin. Service gross margin in the third quarter of 2007 increased to 42.0% in the third quarter of 2007 from 40.6% in the third quarter of 2006. This increase was due primarily to improvements in service margin in the EMEA region.

Operating Expenses

Total operating expenses, characterized as “selling, general and administrative expenses” and “research and development expenses,” were $163 million for the third quarter of 2007 compared to $131 million in 2006. The increase in selling, general and administrative expenses is due largely to $15 million in separation-related expenses and a $9 million increase in demand creation spending. Research and development expenditures are $8 million higher, reflecting increased investment in product development.

Effects of Pension and Postemployment Benefit Plans

Teradata’s cost and expense for the three months ended September 30 was impacted by certain employee benefit plan expenses allocated to it by NCR, as shown below:

	Three Months Ended September 30
In millions	2007	2006
Pension expense	$2	$6
Postemployment expense	4	4

Net expense	$6	$10

The decrease in pension expense was due to NCR’s decision to freeze its U.S. defined benefit pension plans and cease the accrual of additional benefits for all participants in the U.S. plans after December 31, 2006. Postretirement expense was immaterial for the third quarter of 2007 and 2006, and, after the separation, the Company does not provide postretirement benefits. In connection with the separation, as discussed in Note 6 of the Notes to Condensed Consolidated Financial Statements, the Company assumed net pension assets and liabilities of $36 million and postemployment liabilities of $50 million. In future periods, the Company expects the expenses related to its pension and postemployment benefits to decrease, primarily because the Company will not provide defined benefit pension benefits in the U.S.

Results of Operations by Segment

The Company is managed through the Americas, EMEA and APJ regions, which are also the Company’s operating segments. For purposes of discussing our results by segment, we exclude the impact of certain items, consistent with the manner by which management evaluates the performance of each segment and reports our operating results under Statement of Financial Accounting Standard No. 131 (SFAS 131), Disclosures about Segments of an Enterprise and Related Information. This format is useful to investors because it allows analysis and comparability of operating trends. It also includes the same information that is used by Company management to make decisions regarding the segments and to assess our financial performance. The effect of certain corporate-related items has been excluded from the segment gross margin for each reporting segment presented and discussed below. The Company does not use corporate-level selling, general and administrative, or research and development expenses to measure the performance of the operating segments. Our segment results are reconciled to total company results reported under GAAP in Note 10 of the Notes to Condensed Consolidated Financial Statements.

Americas The Americas region saw revenue growth of 13% in the third quarter of 2007, reflecting double-digit increases in both product and service revenue. The revenue growth included 1% of benefit from foreign currency fluctuations. Gross margin as a percentage of revenue decreased to 55.9% in the third quarter of 2007 from 58.3% in the third quarter of 2006, with margins down in both products and services. Overall, the product margin was adversely affected by the mix of transactions occurring in the quarter.

EMEA The EMEA region had revenue growth of 32% in the third quarter of 2007, with roughly equal growth rates in both product and service revenue. The revenue growth included 8% of benefit from foreign currency fluctuations. Gross margin as a percentage of revenue increased to 52.6% in the third quarter of 2007 from 46.6% in the third quarter of 2006, with margin improvements in both products and services. The product margin was improved by the mix of data warehouse transactions occurring in the quarter. Improvements in 2007 results also benefited from a relatively weak prior year comparison.

APJ Revenue grew 10% in the APJ region in the third quarter of 2007, with service growth higher than product growth. The revenue growth included 3% of benefit from foreign currency fluctuations. Gross margin as a percentage of revenue was 48.7% in the third quarter of 2007, down slightly from 49.3% in the third quarter of 2006, driven by a higher mix of service revenue.

Provision for Income Taxes

Income tax provisions for interim periods are based on estimated annual income tax rates calculated separately from the effect of significant infrequent or unusual items. The tax rate in the third quarter of 2007 was 56.1%, which included a $10 million discrete charge, or 15.2%, related to a tax rate change in Germany, and $4 million of expense, or 6.1%, related to permanent differences from non-deductible separation costs. Management continues to work toward a long-term target effective tax rate of approximately 30%, though the tax planning strategies to support that long-term target rate have not yet been fully operationalized.

In accordance with the Tax Sharing Agreement between NCR and Teradata, NCR will, in general, be responsible for all taxes reported on any separate or joint return of NCR, which may also include Teradata for periods prior to the separation.

Results of Operations for Nine Months Ended September 30, 2007

Compared to Nine Months Ended September 30, 2006

In millions	2007	% of Revenue	2006	% of Revenue
Product Revenue	$631	51.6%	$568	51.9%
Service Revenue	592	48.4%	526	48.1%

Consolidated revenue	1,223	100.0%	1,094	100.0%

Gross margin
Product gross margin	399	63.2%	370	65.1%
Service gross margin	246	41.6%	218	41.4%

Consolidated gross margin	645	52.7%	588	53.7%

Expenses
Selling, general and administrative expenses	339	27.7%	295	27.0%
Research and development expenses	92	7.5%	87	8.0%

Consolidated expenses	431	35.2%	382	34.9%

Consolidated income from operations	$214	17.5%	$206	18.8%

Consolidated revenue increased 12% in the first nine months of 2007 from the first nine months of 2006. The revenue increase included a benefit of 2% from foreign currency fluctuations. Product revenue increased 11% in the first nine months of 2007 from the first nine months of 2006, primarily due to capacity expansions and technology upgrades by existing customers, as well as sales to new customers from our increased investments in demand creation resources. Revenue growth also benefited from the timing of some transactions that the Company had anticipated closing in the fourth quarter of 2007. Service revenue increased 13% in the first nine months of 2007 from the first nine months of 2006, with solid growth in both professional services and annuity support services. Operating income was $8 million higher compared to the first nine months of 2006. The improvement in operating income was primarily due to higher volume and a decrease in costs allocated from NCR for corporate-related functions, which more than offset $15 million of separation-related costs. The decrease in costs allocated from NCR is primarily related to lower pension expense due to NCR’s decision to freeze its U.S. defined benefit pension plans and cease the accrual of additional benefits for all participants in the U.S. plans after December 31, 2006.

Gross Margin

Gross margin as a percentage of revenue for the nine months ended September 30, 2007 decreased to 52.7% from 53.7% for the prior year period. Product gross margin was 63.2% for the nine months ended September 30, 2007, down from 65.1% for the nine months ended September 30, 2006. As was presented in the discussion of results for the three months ended September 30, 2007, the deal mix in the Americas region had the effect of reducing the gross margins for both the three and nine month periods ended September 30, 2007, though the Company does not believe that this performance is indicative of a change in long-term trend for product gross margins. Service gross margin as a percentage of revenue was slightly higher for the nine months ended September 30, 2007 versus the prior period, with improvements in EMEA more than offsetting some softness in the other regions.

Operating Expenses

Total operating expenses, characterized as “selling, general and administrative expenses” and “research and development expenses,” were $431 million for the nine months ended September 30, 2007 compared to $382 million for the prior year period. The increase in selling, general and administrative expenses of $44 million is primarily due to a $27 million increase in demand creation spending and $15 million for separation-related costs. Research and development expenditures are higher, reflecting increased investment in product development.

Effects of Pension and Postemployment Benefit Plans

Cost of revenue and total operating expenses for the nine months ended September 30, 2007 and 2006 were impacted by certain employee benefit plans as shown below:

	Nine Months Ended
	September 30
In millions	2007	2006
Pension expense	$6	$18
Postemployment expense	12	12

Net expense	$18	$30

The decrease in pension expense was due to NCR’s decision to freeze its U.S. defined benefit pension plans and cease the accrual of additional benefits for all participants in the U.S. plans after December 31, 2006. Postretirement expense was immaterial for the first nine months of 2007 and 2006, and, after the separation the Company does not provide postretirement benefits. In connection with the separation, as discussed in Note 6 of the Notes to Condensed Consolidated Financial Statements, the Company assumed net pension assets and liabilities of $36 million and postemployment liabilities of $50 million. In future periods, the Company expects the expenses related to its pension and postemployment benefits to decrease, primarily because the Company will not provide defined benefit pension benefits in the U.S.

Results of Operations by Segment

The Company is managed through the Americas, EMEA and APJ regions, which are also the Company’s operating segments. For purposes of discussing our results by segment, we exclude the impact of certain items, consistent with the manner by which management evaluates the performance of each segment and reports our operating results under SFAS 131. This format is useful to investors because it allows analysis and comparability of operating trends. It also includes the same information that is used by Company management to make decisions regarding the segments and to assess our financial performance. The effect of certain corporate-related items has been excluded from the segment gross margin for each reporting segment presented and discussed below. The Company does not use corporate-level selling, general and administrative, or research and development expenses to measure the performance of the operating segments. Our segment results are reconciled to total company results reported under GAAP in Note 10 of the Notes to Condensed Consolidated Financial Statements.

Americas The Americas region saw revenue growth of 6% over the first nine months of 2006, with growth in service revenue outpacing growth in product revenue. The revenue growth included 1% of benefit from foreign currency fluctuations. Gross margin as a percentage of revenue decreased to 56.7% for the nine months ended September 30, 2007, from 59.0% for the nine months ended September 30, 2006, driven by a greater mix of lower-margin service revenue.

EMEA The EMEA region achieved revenue growth of 24% over the first nine months of 2006, with double-digit growth in both product and service revenue. The revenue growth included 7% of benefit from foreign currency fluctuations. Gross margin as a percentage of revenue increased to 48.3% for the nine months ended September 30, 2007, from 46.7% for the nine months ended September 30, 2006, led by improvements in service margin.

APJ Revenue grew 16% in the APJ region over the first nine months of 2006, led predominantly by growth in product revenue. The revenue growth included 1% of benefit from foreign currency fluctuations. Gross margin as a percentage of revenue was 49.3% for the nine months ended September 30, 2007, up from 46.9% for the nine months ended September 30, 2006, largely driven by the greater mix of product revenue.

Provision for Income Taxes

Income tax provisions for interim periods are based on estimated annual income tax rates calculated separately from the effect of significant infrequent or unusual items. The tax rate for the nine months ended September 30, 2007 was 46.3%. This rate includes a discrete $10 million charge, or 4.7%, related to a tax rate change in Germany, and a $7 million charge, or 3.3%, to correct prior period errors in the calculation of the income tax provision related to intercompany profit eliminations. As the impact of this error was not material to any prior periods and is not expected to be material to the full year 2007 financial statements, it was recorded in the second quarter of 2007. The rate also includes $4 million of expense, or 1.9%, related to permanent differences from non-deductible separation costs. The effective tax rate in the first nine months of 2006 was 36.9%. The period-over-period difference in tax rates was driven by the discrete items.

In accordance with the Tax Sharing Agreement between NCR and Teradata, NCR will, in general, be responsible for all taxes reported on any separate or joint return of NCR, which may also include Teradata for periods prior to the separation.

Financial Condition, Liquidity, and Capital Resources

Prior to the separation, Teradata’s financial resources were provided by NCR, which managed cash and cash equivalents on a centralized basis. Cash receipts associated with Teradata’s business were transferred to NCR on a daily basis and NCR funded Teradata’s cash disbursements. These net cash transfers were reflected in parent company equity in Teradata’s historical financial statements.

Upon the separation, the Company received $196 million in cash from NCR, plus a note receivable for another $4 million of cash. The balance of the note from NCR was collected in October 2007. In addition, on October 1, 2007, the Company entered into a five-year $300 million unsecured revolving credit facility. This credit facility contains certain representations and warranties; conditions; affirmative, negative and financial covenants; and events of default customary for such facilities. Interest rates charged on borrowings outstanding under the credit facility are based on prevailing interest rates. No amount was outstanding under the facility at October 31, 2007. Also in connection with the separation, the Company assumed pension and postemployment benefit obligations and plan assets relating to the Teradata business. The unfunded portion of the pension and postemployment obligations at September 30, 2007, were $36 million and $50 million, respectively.

Management believes Company cash flows from operations and the $300 million credit facility will be sufficient to satisfy future working capital, research and development activities, capital expenditures, pension contributions and other financing requirements for the foreseeable future. The Company’s ability to generate positive cash flows from operations is dependent on general economic conditions, competitive pressures, and other business and risk factors described in the Company’s Registration Statement on Form 10, filed on August 21, 2007. If the Company is unable to generate sufficient cash flows from operations, or otherwise to comply with the terms of the credit facilities, the Company may be required to seek additional financing alternatives.

Teradata’s management uses a non-GAAP measure called “free cash flow,” which we define as net cash provided by operating activities less capital expenditures for property, plant and equipment, and additions to capitalized software, to assess the financial performance of the Company. Free cash flow does not have a uniform definition under GAAP, and, therefore, Teradata’s definition may differ from other companies’ definitions of this measure. The components that are used to calculate free cash flow are GAAP measures that are taken directly from the condensed consolidated statements of cash flows. We believe free cash flow information is useful for investors because it relates the operating cash flow of the Company to the capital that is spent to continue and improve business operations. In particular, free cash flow indicates the amount of cash available after capital expenditures for, among other things, investments in the Company’s existing businesses, strategic acquisitions, repurchase of Teradata stock and repayment of debt obligations. Free cash flow does not represent the residual cash flow available for discretionary expenditures since there may be other non-discretionary expenditures that are not deducted from the measure. This non-GAAP measure should not be considered a substitute for, or superior to, cash flows from operating activities under GAAP.

The table below shows net cash provided by operating activities and capital expenditures for the following periods:

	Nine Months Ended September 30
In millions	2007	2006
Net cash provided by operating activities	$289	$166
Less: Expenditures for property, plant and equipment	(27)	(15)
Less: Additions to capitalized software	(42)	(33)

Free cash flow	$220	$118

For the first nine months of 2007, cash provided by operating activities increased by $123 million, while capital expenditures increased by $21 million, resulting in a net increase in free cash flow of $102 million compared to the first nine months of 2006. The increase in cash provided by operating activities was primarily due to increased deferred income tax expense as well as increases in deferred revenue and customer deposits. The increase in deferred income tax expense was primarily related to the amortization of capitalized research and development credits and a $10 million charge related to a tax rate change in Germany. Increases in deferred revenue and customer deposits were primarily driven by growth in annual maintenance agreements and software subscription volume. Capital expenditures increased due to increased investment in software development and investments in the Company’s IT infrastructure, primarily related to the separation.

Financing activities and certain other investing activities are not included in our calculation of free cash flow. These other investing activities primarily consisted of acquisition-related activity. Teradata’s financing activities consisted of net cash transfers to NCR of $216 million (prior to the separation), and a $196 million cash inflow based on the separation from NCR.

In contemplation of the separation, NCR submitted a private letter ruling request to the Internal Revenue Service (IRS) concerning the Company’s ability to continue to amortize (and deduct) for income tax purposes certain research and development costs that had been capitalized by NCR for tax purposes under Section 59(e) of the Internal Revenue Code subsequent to the transfer of the related intellectual property to the Company. In August 2007, NCR was notified that the IRS would likely issue an adverse ruling on its request. Based on this notification, the Company believed that the related deferred tax asset may not have met the criteria for recognition under FASB Interpretation No. 48 (FIN 48), Accounting for Uncertainties in Income Taxes-an interpretation of FASB Statement No. 109, related to the transferred tax basis, which would have resulted in a charge of approximately $144 million at September 30, 2007 ($150 million at June 30, 2007). In October 2007, based on the Company’s technical analysis and considering the estimated amounts of possible outcomes, management determined that $124 million of the related deferred tax asset met the criteria for recognition under FIN 48 and, therefore, included a $20 million charge in its October 30, 2007 third quarter earnings press release to reduce the carrying value of the related deferred tax asset as of September 30, 2007. Subsequently, the Company was

notified that the IRS had reconsidered its initial determination and was prepared to issue a favorable ruling. Accordingly, management believes that a charge is no longer necessary with respect to this matter and has revised its previously reported results for the three and nine months ended September 30, 2007 to reflect 100% recognition of the related deferred tax asset as of September 30, 2007. However, until the issuance of a written favorable ruling by the IRS, there can be no assurance that the Company will ultimately realize this deferred tax asset.

During the third quarter of 2007, the Company identified certain errors in the calculation of deferred tax assets and liabilities that resulted in an overstatement of the net deferred tax assets in the balance sheets of prior annual and interim financial statements. Those overstatements were immaterial to those previously issued financial statements. In the third quarter of 2007, the Company reduced net deferred tax assets by approximately $43 million, with an offsetting decrease in parent company investment. This amount is included in the “Net transfers to parent” in the Condensed Consolidated Statement of Stockholders’ Equity/Parent Company Equity. The adjustment had no effect on previously reported income tax expense, net income or cash.

Contractual and Other Commercial Commitments In the normal course of business, we enter into various contractual obligations that impact, or could impact, our liquidity. The following table and discussion outlines our material obligations at September 30, 2007, with projected cash payments in the periods shown:

In millions	Total Amounts	2007	2008- 2009	2010- 2011	2012 and thereafter
Lease obligations	$66	$4	$27	$18	$17
Purchase obligations	118	81	16	12	9

Total lease and purchase obligations	$184	$85	$43	$30	$26

Our lease obligations in the above table include Company-only facilities in various domestic and international locations, as well as leases from NCR for properties that are currently owned by NCR and partially utilized by the Company. Purchase obligations are committed purchase orders and other contractual commitments for goods and services, and include contractual payments in relation to service agreements with Accenture LLP and NCR for ongoing transaction services.

We also have product warranties and several guarantees to third parties, as well as postemployment and international pension obligations that may affect future cash flow. These items are not included in the table of obligations shown above. Product warranties and third-party guarantees are described in detail in Note 7 of Notes to Condensed Consolidated Financial Statements. Postemployment and pension obligations are described in detail in Note 6 of Notes to Condensed Consolidated Financial Statements.

Critical Accounting Policies and Estimates

Management has reassessed the critical accounting policies as disclosed in the Company’s registration statement on Form 10, as amended, and determined that there was one change to our critical accounting policies, which is described below. Also, there were no significant changes to the Company’s estimates associated with these policies.

Pension and Postemployment Benefits We account for defined benefit pension plans in accordance with Statement of Financial Accounting Standard No. 87 (SFAS 87), Employers’ Accounting for Pensions, which requires that amounts recognized in financial statements be determined on an actuarial basis. Our postemployment plans are accounted for in accordance with Statement of Financial Accounting Standard No. 112 (SFAS 112), Employers’ Accounting for Postemployment Benefits. Beginning December 31, 2006, we also apply Statement of Financial Accounting Standard No. 158 (SFAS 158), Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, which amends each of these two standards, primarily relative to balance sheet presentation and disclosure requirements. Previously, we accounted for pension and postemployment benefit costs under the multiemployer plan approach.

We have pension and postemployment benefit costs and credits, which are developed from actuarial valuations. Actuarial assumptions attempt to anticipate future events and are used in calculating the expense and liability relating to these plans. These factors include assumptions we make about interest rates, expected investment return on plan assets, total voluntary and involuntary turnover rates, and rates of future compensation increases. In addition, our actuarial consultants also use subjective factors such as withdrawal rates and mortality rates to develop our valuations. We generally review and update these assumptions on an annual basis at the beginning of each fiscal year. We are required to consider current market conditions, including changes in interest rates, in making these assumptions. The actuarial assumptions that we use may differ materially from actual results due to changing market and economic conditions, higher or lower withdrawal rates, or longer or shorter life spans of participants. These differences may result in a significant impact to the amount of pension or postemployment benefits expense we have recorded or may record.

New Accounting Pronouncements

See discussion in Note 3 of Notes to Condensed Consolidated Financial Statements for new accounting pronouncements.

Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risk, including changes in foreign currency exchange rates and interest rates. We use a variety of measures to monitor and manage these risks, including derivative financial instruments. Since a substantial portion of our operations and revenue occurs outside the United States, and in currencies other than the U.S. dollar, our results can be significantly impacted by changes in foreign currency exchange rates. To manage our exposures and mitigate the impact of currency fluctuations on the operations of our foreign subsidiaries, we hedge our main transactional exposures through the use of foreign exchange forward contracts. This is primarily done through the hedging of foreign currency denominated inter-company inventory purchases by the marketing units and of foreign currency denominated inventory sales by the distributing units. All of these transactions are firmly committed or forecasted. These foreign exchange contracts are designated as cash flow hedges and are highly effective in offsetting the exposure to foreign exchange movements. The gains or losses are deferred in other comprehensive income and recognized in the determination of income when the underlying hedged transaction impacts earnings. As we hedge inventory purchases, the ultimate gain or loss from the derivative contract is recorded in cost of products when the inventory is sold to an unrelated third party.

We have exposure to approximately 30 functional currencies, in which our primary exposure is from fluctuations in the Euro, British Pound and Japanese Yen. Due to our global operations, weaknesses in some of these currencies are sometimes offset by strengths in others. The U.S. Dollar was weaker in the third quarter of 2007 as compared to the third quarter of 2006 based on comparable weighted averages for our functional currencies. This had a favorable impact of 3% on third quarter 2007 revenue versus third quarter 2006 revenue. This excludes the effects of our hedging activities and, therefore, does not reflect the actual impact of fluctuations in exchange rates on our operating income.

Our strategy is to hedge a portion of our subsidiaries’ non-functional currency denominated cash flows for a period of up to 15 months. As a result, some of the impact of currency fluctuations on non-functional currency denominated transactions (and hence on subsidiary operating income, as stated in the functional currency) is mitigated in the near term. The amount we hedge and the length of time hedge contracts are entered into may vary significantly. In the longer term (longer than the hedging period of up to 15 months), the subsidiaries are still subject to the impacts of foreign currency fluctuations. In addition, the subsidiary results are still subject to any impact of translating the functional currency results to U.S. Dollars. When hedging certain foreign currency transactions of a long-term investment nature (net investments in foreign operations), the gains and losses are recorded in the currency translation adjustment component of stockholders’ equity. Gains and losses on other foreign exchange contracts are recognized in other income or expense as exchange rates change.

For purposes of potential risk analysis, we use sensitivity analysis to quantify potential impacts that market rate changes may have on the fair values of our hedge portfolio related to firmly committed or forecasted transactions. The sensitivity analysis represents the hypothetical changes in value of the hedge position and does not reflect the related gain or loss on the forecasted underlying transaction. A 10% appreciation in the value of the U.S. Dollar against foreign currencies from the prevailing market rates would result in increases of $4 million as of September 30, 2007 in the fair value of the hedge portfolio. Conversely, a 10% depreciation of the U.S. Dollar against foreign currencies from the prevailing market rates would result in decreases of $4 million as of September 30, 2007 in the fair value of the hedge portfolio.

We utilize non-exchange traded financial instruments, such as foreign exchange forward contracts that we purchase exclusively from highly rated financial institutions. We record these contracts on our balance sheet at fair market value based upon market price quotations from the financial institutions. We do not enter into non-exchange traded contracts that require the use of fair value estimation techniques, but if we did, they could have a material impact on our financial results. Also, we do not enter into hedges for speculative purposes.

We are potentially subject to concentrations of credit risk on accounts receivable and financial instruments, such as hedging instruments, short-term investments, and cash and cash equivalents. Credit risk includes the risk of nonperformance by counterparties. The maximum potential loss may exceed the amount recognized on the balance sheet. Exposure to credit risk is managed through credit approvals, credit limits, selecting major international financial institutions (as counterparties to hedging transactions) and monitoring procedures. Our business often involves large transactions with customers for which we do not require collateral. If one or more of those customers were to default in its obligations under applicable contractual arrangements, we could be exposed to potentially significant losses. Moreover, a downturn in the global economy could have an adverse impact on the ability of our customers to pay their obligations on a timely basis. We believe that the reserves for potential losses are adequate. As of September 30, 2007 and December 31, 2006, we did not have any major concentration of credit risk related to financial instruments.

Item 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Teradata has established disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 (the Exchange Act)) to ensure that information required to be disclosed by Teradata in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by Teradata in the reports that it files or submits under the Exchange Act is accumulated and communicated to Teradata’s management, including its Chief Executive and Chief Financial Officers, as appropriate to allow timely decisions regarding required disclosure. Based on their evaluation as of the end of the third quarter of 2007, conducted under their supervision and with the participation of management, the Company’s Chief Executive and Chief Financial Officers have concluded that Teradata’s disclosure controls and procedures are effective and that Teradata’s disclosure controls and procedures adequately alert them on a timely basis to material information relating to the Company (including its consolidated subsidiaries) required to be included in Teradata’s Exchange Act filings.

Changes in Internal Control over Financial Reporting

Historically, Teradata has relied on certain financial, administrative and other resources of NCR to operate the business, including resources from treasury, tax, accounting, legal, internal audit, human resources, public and investor relations, general management, real estate, information technology (IT) systems, and procurement. In conjunction with the separation from NCR, the Company generally mirrored the internal controls over financial reporting that NCR established with modifications, as necessary, based on the Company’s structure, employees and IT systems. In connection with this effort, the Company has transitioned employees and resources from NCR to form its own financial, administrative, IT and other support systems, and has established its own third-party outsourcing agreements to replace certain NCR systems, and with Accenture LLP to provide transaction processing services to the Company as it had provided to NCR on behalf of Teradata and its other businesses prior to the separation. The Company is also establishing its own accounting and auditing policies and systems on a stand-alone basis based on the framework implemented when Teradata was a part of NCR. In addition, the Company has entered into agreements with NCR under which NCR will provide some of these services to us on a transitional basis. Teradata considers these to be material changes in internal control over financial reporting.

Other than those listed above, there have been no changes in our internal control over financial reporting that occurred during the last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II. Other Information

Item 1.	LEGAL PROCEEDINGS

The information required by this item is included in the material under Note 7 of Notes to Condensed Consolidated Financial Statements of this quarterly report and is incorporated herein by reference.

Item 1A.	RISK FACTORS

There have not been any material changes to the risk factors previously disclosed in the Information Statement filed as Exhibit 99.2 to the Current Report on Form 8-K filed by NCR Corporation on August 31, 2007, as an amendment to the Amendment No.2 to Registration Statement on Form 10 of Teradata Corporation, dated August 21, 2007, and such risk factors are incorporated herein by reference.

Item 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

Item 3.	DEFAULTS UPON SENIOR SECURITIES

None.

Item 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

Item 5.	OTHER INFORMATION

None.

Item 6.	EXHIBITS

2.1	Form of Separation and Distribution Agreement between Teradata Corporation and NCR Corporation (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K dated September 11, 2007).

3.1	Amended and Restated Certificate of Incorporation of Teradata Corporation as amended and restated on September 24, 2007 (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K dated September 25, 2007).

3.2	Amended and Restated Bylaws of Teradata Corporation, as amended and restated on October 22, 2007 (incorporated by reference to Exhibit 3.2 to the Current Report on Form 8-K dated October 24, 2007).

4.1	Common Stock Certificate of Teradata Corporation.

10.1	Form of Tax Sharing Agreement between Teradata Corporation and NCR Corporation (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by NCR Corporation on September 25, 2007).

10.2	Form of Interim Services and Systems Replication Agreement between Teradata Corporation and NCR Corporation (incorporated by reference to Exhibit 10.2 to the Teradata Corporation Registration Statement filed on Amendment No. 2 to Form 10 dated August 21, 2007).

10.3	Form of Employee Benefits Agreement between Teradata Corporation and NCR Corporation (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed by NCR Corporation on September 25, 2007).

10.4	Form of Exclusive Patent Agreement (incorporated by reference to Exhibit 10.4 to the Teradata Corporation Registration Statement filed on Amendment No. 2 to Form 10 dated August 21, 2007).

10.5	Form of Patent License Agreement (incorporated by reference to Exhibit 10.5 to the Teradata Corporation Registration Statement filed on Amendment No. 2 to Form 10 dated August 21, 2007).

10.6	Form of Technology Agreement (incorporated by reference to Exhibit 10.6 to the Teradata Corporation Registration Statement filed on Amendment No. 2 to Form 10 dated August 21, 2007).

10.7	Teradata Corporation 2007 Stock Incentive Plan (incorporated by reference to Exhibit 4.1 to the Registration Statement on Form S-8 dated September 28, 2007).

10.8	Teradata Corporation Employee Stock Purchase Plan (incorporated by reference to Exhibit 4.1 to the Registration Statement on Form S-8 dated September 28, 2007).

10.9	Teradata Corporation Management Incentive Plan (incorporated by reference to Exhibit 10.9 to the Teradata Corporation Registration Statement filed on Amendment No. 2 to Form 10 dated August 21, 2007).

10.10	Teradata Change in Control Severance Plan (incorporated by reference to Exhibit 10.10 to the Teradata Corporation Registration Statement filed on Amendment No. 2 to Form 10 dated August 21, 2007).

10.11	Form of Stock Option Agreement under the Teradata Corporation 2007 Stock Incentive Plan (incorporated by reference to Exhibit 10.11 to the Teradata Corporation Registration Statement filed on Amendment No. 2 to Form 10 dated August 21, 2007).

10.12	Form of Restricted Stock Agreement under the Teradata Corporation 2007 Stock Incentive Plan (incorporated by reference to Exhibit 10.12 to the Teradata Corporation Registration Statement filed on Amendment No. 2 to Form 10 dated August 21, 2007).

10.13	Form of Restricted Stock Unit Agreement under the Teradata Corporation 2007 Stock Incentive Plan (incorporated by reference to Exhibit 10.13 to the Teradata Corporation Registration Statement filed on Amendment No. 2 to Form 10 dated August 21, 2007).

10.14	Form of Performance Based Restricted Stock Unit Agreement under the Teradata 2007 Stock Incentive Plan (incorporated by reference to Exhibit 10.14 to the Teradata Corporation Registration Statement filed on Amendment No. 2 to Form 10 dated August 21, 2007).

10.15	Form of Performance Based Restricted Stock Agreement under the Teradata 2007 Stock Incentive Plan (incorporated by reference to Exhibit 10.15 to the Teradata Corporation Registration Statement filed on Amendment No. 2 to Form 10 dated August 21, 2007).

10.16	Form of Master Agreement between Teradata Corporation and NCR Corporation for enterprise data warehousing sales and support (incorporated by reference to Exhibit 10.16 to the Teradata Corporation Registration Statement filed on Amendment No. 2 to Form 10 dated August 21, 2007).

10.17	Form of Network Support Agreement between Teradata Corporation and NCR Corporation (incorporated by reference to Exhibit 10.17 to the Teradata Corporation Registration Statement filed on Amendment No. 2 to Form 10 dated August 21, 2007).

10.18	Form of Service Provider Agreement between Teradata Corporation and NCR Corporation (incorporated by reference to Exhibit 10.18 to the Teradata Corporation Registration Statement filed on Amendment No. 2 to Form 10 dated August 21, 2007).

10.19	Form of Master Reseller Agreement between Teradata Corporation and NCR Corporation for Middle East and Africa (incorporated by reference to Exhibit 10.19 to the Teradata Corporation Registration Statement filed on Amendment No. 2 to Form 10 dated August 21, 2007).

10.20	Offer Letter to Michael Koehler (incorporated by reference to Exhibit 10.20 to the Teradata Corporation Registration Statement filed on Amendment No. 2 to Form 10 dated August 21, 2007).

10.21	Purchase and Manufacturing Services Agreement, effective April 27, 1998, by and between NCR Corporation and Solectron Corporation (incorporated by reference to Exhibit 10.21 to the Teradata Corporation Registration Statement filed on Amendment No. 2 to Form 10 dated August 21, 2007).

10.22	Amendment No. 1 to Purchase and Manufacturing Services Agreement, dated January 29, 2000, between NCR Corporation and Solectron Corporation (previously filed) (incorporated by reference to Exhibit 10.22 to the Teradata Corporation Registration Statement filed on Amendment No. 2 to Form 10 dated August 21, 2007).

10.23	Offer Letter to Stephen Scheppmann (incorporated by reference to Exhibit 10.23 to the Teradata Corporation Registration Statement filed on Amendment No. 2 to Form 10 dated August 21, 2007).

10.24	Revolving Credit Agreement, dated as of October 1, 2007, between Teradata Corporation, Bank of America, N.A., JPMorgan Chase Bank, N.A., Citibank, N.A., Fifth/Third Bank and The Bank of Tokyo-Mitsubishi UFJ, Ltd. (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K dated October 3, 2007)

31.1	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 dated November 12, 2007.

31.2	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 dated November 12, 2007.

32	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 dated November 12, 2007.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TERADATA CORPORATION

Date: November 13, 2007	By:	/s/ Stephen M. Scheppmann
Stephen M. Scheppmann Executive Vice President and Chief Financial Officer