Form 10-K
period 2007-12-31
TERADATA CORP /DE/
filed 2008-03-03
CIK 816761

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission File Number 001-33458

TERADATA CORPORATION

(Exact name of registrant as specified in its charter)

Delaware	75-3236470
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2835 Miami Village Dr.

Miamisburg, Ohio 45342

(Address of principal executive offices) (Zip Code)

Registrant’s telephone number, including area code: (937) 242-4800

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on which Registered
Common Stock, $0.01 par value	New York Stock Exchange

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.     Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15 (d) of the Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting Company. See definition of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer  ☐    Accelerated filer  ☐    Non-accelerated filer  ☒    Smaller reporting company  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of voting stock held by non-affiliates of the registrant as of February 29, 2008, was approximately $4.6 billion.

On June 30, 2007, the registrant’s common stock was not publicly traded.

At February 29, 2008, there were approximately 179.6 million shares of common stock issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Part III: Portions of the registrant’s Proxy Statement, dated March 3, 2008, issued in connection with the 2008 annual meeting of stockholders.

This Report contains trademarks, service marks, and registered marks of Teradata Corporation and its subsidiaries, and other companies, as indicated.

PART I

FORWARD-LOOKING STATEMENTS

Forward-looking statements in our public filings or other public statements are subject to known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements or other public statements. These forward-looking statements were based on various facts and were derived utilizing numerous important assumptions and other important factors, and changes in such facts, assumptions or factors could cause actual results to differ materially from those in the forward-looking statements. Forward-looking statements include the information concerning our future financial performance, business strategy, projected plans and objectives. Statements preceded by, followed by or that otherwise include the words “believes,” “expects,” “anticipates,” “intends,” “projects,” “estimates,” “plans,” “may increase,” “may fluctuate,” and similar expression or future or conditional verbs such as “will,” “should,” “would,” “may” and “could” are generally forward-looking in nature and not historical facts. You should understand that the factors described under “Risk Factors” and the following important factors could affect our future results and could cause actual results to differ materially from those expressed in such forward-looking statements:

•

the uncertain economic climate and its impact on the markets in general or on the ability of our suppliers to meet their commitments to us, or the timing of purchases by our current and potential customers, and other general economic and business conditions;

•	the impact of our separation from NCR and risks relating to our ability to operate effectively as a stand-alone, publicly-traded company;

•	changes in our cost structure, management, financing and business operations following our separation from NCR;

•

the rapidly changing and intensely competitive nature of the information technology industry and the enterprise data warehousing business, including the increasing consolidation activity and pressure on achieving continued price/performance gains for data warehousing solutions;

•	fluctuations in our operating results, unanticipated delays or accelerations in our sales cycles and the difficulty of accurately estimating revenues; and

•	risks inherent in operating in foreign countries, including the impact of foreign currency fluctuations, economic, political, legal, regulatory, compliance, cultural and other conditions abroad.

Other factors not identified above, including the risk factors described in the section entitled “Risk Factors” included elsewhere in this Annual Report on Form 10-K (“Annual Report”), may also cause actual results to differ materially from those projected by our forward-looking statements. Most of these factors are difficult to anticipate and are generally beyond our reasonable control.

You should consider the areas of risk described above, as well as those set forth in the section entitled “Risk Factors” included elsewhere in this Annual Report, in connection with considering any forward-looking statements that may be made by us and our businesses generally. We undertake no obligation to release publicly any revisions to any forward-looking statements, to report events or to report the occurrence of unanticipated events.

Item 1.	BUSINESS

Overview. Teradata Corporation (“we,” “us,” “Teradata,” or the “Company”) is a global leader in enterprise data warehousing, including enterprise analytic technologies and services. Our data warehousing solutions are comprised of software, hardware, and related business consulting and support services. Recognized as market leading by both industry analysts and customers, our solutions integrate an organization’s enterprise-wide data—about customers, financials, operations, and more—into a single enterprise-wide data warehouse. Our enterprise analytical technologies then transform that data into actionable “enterprise intelligence.” This intelligence offers our customers a single view of their business, and the ability to leverage their organization’s data as a strategic corporate asset to gain competitive and operational advantage. They can access more timely and accurate information, obtain better insight about all aspects of their business, and make decisions with greater speed and precision to drive profitable growth. Teradata is designed to enable our customers to maximize business value while minimizing their total costs.

We currently serve more than 850 customers around the world—ranging from small implementations to some of the world’s largest data warehouses. Teradata operates from three main locations in the United States: Atlanta, Georgia; Miamisburg, Ohio; and Rancho Bernardo, California. In addition, we have sales and services offices located in approximately 40 countries. For the full year ended December 31, 2007, we had net income of $200 million and total revenues of $1.702 billion, of which approximately 57% was derived in the North America and Latin America region (the “Americas”), 25% in the Europe, Middle East and Africa region (“EMEA”), and 18% in the Asia Pacific and Japan region (“APJ”). For financial information about these geographic areas that are also our reportable segments, see “Note 13— Segment, Other Supplemental Information and Concentrations” in Notes to Consolidated Financial Statements elsewhere in this Annual Report.

History and Development. Teradata was formed in 1979 as a Delaware corporation. Teradata established a relational database management system on a proprietary platform in 1984. In 1990, Teradata partnered with NCR Corporation (“NCR”) to jointly develop next-generation database systems. In 1991, AT&T Corp. (“AT&T”) acquired NCR and, later that year, NCR purchased Teradata. In 1995, Teradata was merged into NCR’s operations and ceased to exist as a separate legal entity.

In 1996, AT&T spun off NCR (including Teradata) to form an independent, publicly-traded company, NCR Corporation. In 1999, NCR consolidated its data warehousing operations and product offerings into a separate operating division. Since 1999, we have increased our investments and focus to extend the scope of our enterprise data warehousing solutions, including improvements to our leading database software, increasing our enterprise analytic software applications, and providing sophisticated support and professional consulting services.

The Separation. On August 27, 2007, the Board of Directors of NCR approved the separation of NCR into two independent, publicly-traded companies through the distribution of 100% of its Teradata data warehousing business to shareholders of NCR (the “Separation”).

To effect the Separation, Teradata was formed as a separate Delaware corporation on March 27, 2007, as a wholly-owned subsidiary of NCR. Immediately prior to the Separation, the assets and liabilities of the Teradata data warehousing business of NCR were transferred to Teradata in return for 180.7 million shares of the Company’s common shares. NCR accomplished the Separation through a distribution of one share of Teradata common stock for each share of NCR common stock on September 30, 2007. 100% of the Teradata shares were distributed to NCR shareholders of record as of September 14, 2007.

Our Relationship with NCR. NCR and Teradata entered into an Interim Services and Systems Replication Agreement, pursuant to which we provide certain transitional services by and through our subsidiaries to NCR and its subsidiaries, and vice versa. The services include the provision of administrative and other services identified by the parties. The Interim Services and Systems Replication Agreement provides for a term of up to 18 months for such services, which may be extended for an additional six months by mutual agreement of the parties. The pricing is based on actual costs incurred by the party rendering the services plus a reasonable fixed percentage.

As discussed in the Company’s Registration Statement on Form 10, filed on May 10, 2007, as amended on August 21, 2007 (the “Form 10”), NCR and the Company have also entered into certain other agreements including the Separation and Distribution Agreement, Tax Sharing Agreement, Employee Benefits Agreement and several commercial agreements. The commercial agreements include a network support agreement, service and distributor arrangements, intellectual property agreements, and various real estate arrangements.

Industry Overview

Data Warehousing Market and Drivers. Our revenues are primarily generated in the multi-billion dollar data warehousing market. This market includes data warehouse database software; applications software; supporting hardware (servers, storage and interconnects); as well as professional, installation and support services (such as maintenance agreements). We expect that the need for data warehousing will continue to grow as organizations increasingly rely on enterprise analytics to compete on a global basis. This need is further driven by the convergence of the following key market dynamics we have observed:

•

high levels of data growth are being driven by globalization, increased merger and acquisition activities, alignment of information technology (“IT”) and business functions, and increased government regulation, such as the Sarbanes-Oxley Act of 2002 and Basel II;

•	mission-critical applications used in business operations are increasingly requiring systems to be available at all times;

•

improved data warehousing affordability due to price/performance gains on server and disk hardware is enabling new types of usage, and the maintenance and analysis of more historical and near real-time data; and

•	the adoption by customers of more real time, or “active,” environments for enterprise intelligence is driving more applications, usage and capacity.

Our Data Warehousing Solutions

Data Warehousing. Data warehousing is the process of capturing, integrating, storing, managing, and analyzing data to answer business questions and make decisions. An enterprise data warehouse (“EDW”) is generally a central, application-neutral, often large repository of an organization’s current and historical data for information sharing and analysis. Customers use our data warehousing hardware and software technologies and related services to:

•	acquire, aggregate, store and integrate data from multiple sources, including data processing and enterprise resource planning systems;

•

manage and analyze these data through the Teradata database software and tools, data mining, master data management and other enterprise analytical applications, such as customer management, demand and supply chain management, enterprise risk management, and financial management; and

•	integrate analytics-based decisions into operational processes.

Our solutions enable customers to (1) obtain a single, integrated view of their data (including customers, products, channels, financials, suppliers, partners, services, etc.), and (2) transform these data into useful, insightful and actionable enterprise intelligence. By offering a single integrated instance of a company’s analytical data, our solutions are designed to help that customer eliminate IT infrastructure costs associated with separately run and managed departmental databases, or data marts.

Our solutions are robust, scalable, and reliable data warehousing systems that are capable of managing vast amounts of detailed data. Our enterprise data warehouses provide linear scalability, allowing customers’ systems to grow in multiple dimensions to accommodate more information, more near real-time data, more subject areas, more users, and more complex, meaningful, and sophisticated queries. As the customer requirements grow, our enterprise data warehouse easily expands by adding incremental units of our hardware and software solutions (these units are also referred to as “nodes”). The customer can increase the size and scope of their EDW by adding more nodes. As more nodes are added, the performance increases on a one-to-one ratio. In other words, we provide linear scalability as the size and scope of the EDW is increased. Teradata also provides “co-existence” capability that allows users to add current generation nodes with several prior generations of nodes, thereby protecting and extending our customers’ investment.

We believe these capabilities and benefits typically make a Teradata enterprise data warehouse a key, strategic IT and business platform for our customers, driving significant return on investment for the customer and long-standing relationships for Teradata.

Active Enterprise Intelligence. Teradata extends the use of traditional data warehousing by integrating advanced analytics into enterprise business processes through a solution known as Active Enterprise Intelligence, which reduces the time between obtaining information and acting on it. Specifically, this advanced solution integrates detailed historical information with near real-time data, and then deploys timely, accurate intelligence to decision-makers at all levels of the enterprise. We believe that our Active Enterprise Intelligence solution enables consistent execution of corporate strategy by allowing the strategic decisions devised by senior management to become operationalized and flow to front line employees, such as call center operators, gate agents, bank tellers and cashiers, as well as to customers, partners, and suppliers.

Our Products. We are a single-source provider of enterprise data warehousing solutions with a fully integrated business that includes dedicated professionals and technologies. Our products are optimized and integrated specifically for data warehousing, including the database and application software, hardware platform, and related consulting and support services. Our key software and hardware products include:

•

Teradata Database Software—Our flagship Teradata database software is regarded by customers and industry analysts as a superior choice for analyzing large amounts of data and processing increasing volumes and complexity of queries without compromising performance. Our software combined with our massively parallel processing (“MPP”) architecture provides the foundation for our unique ability to support and manage a wide range of mixed workloads and data warehousing functions. These functions range from generating reports to ad hoc queries to data mining and simultaneous data loading, all from a single data warehouse that integrates data from across the enterprise to drive better, faster decision-making. Our Teradata database software delivers near real-time intelligence for our customers with capabilities and features such as support of short-term operational and long-term strategic workloads (mixed workloads), the ability to handle thousands of concurrent queries, robust and simplified system management, high system availability, event monitoring, and easy integration into the enterprise. We also offer subscriptions that provides our customers with when-and-if-available upgrades and enhancements to our database software.

•

Teradata Servers—For the hardware component of our solutions, Teradata integrates and optimizes open systems industry standard hardware components with our value-added, fault-tolerant BYNET MPP interconnect. We utilize industry standard Intel® XEON 32/64-bit servers, along with industry-standard storage offerings, to provide seamless, transparent scalability. As a result, our solutions perform in multiple operating environments, including UNIX®, LINUX and Microsoft Windows®. Our research and development efforts have sought to optimize our server family platform as a high performance, scalable, and easily supportable MPP server, specifically designed for enterprise data warehousing, and to optimize the performance of the Teradata software. Parallel processing vastly increases the speed with which results are delivered and/or correspondingly increases the amount of data that can be queried or the numbers and complexities of queries that can be run at the same time. Further, Teradata servers are designed to protect our customers’ technology investments so that new servers can co-exist with multiple generations of our hardware platform.

•

Teradata Logical Data Models—Our enterprise industry logical data models (“LDMs”) are designed to be easy-to-follow blueprints for designing an enterprise data warehouse that reflects business priorities tailored to the specific needs of a particular industry. Developed through years of experience serving our customers, our industry-specific LDMs clearly organize and structure information, defining which individual data elements are required and how they relate to one another to provide a data model for the entire enterprise. Our LDMs are licensed to our customers as a key component of our data warehousing solutions. We also offer subscriptions that provide our customers with when-and-if-available upgrades and enhancements to our LDMs.

•

Teradata Analytic Applications and Tools—We offer a full suite of data access and management tools and applications that leverage enterprise intelligence to solve business problems. These tools and applications include: data mining, master data management, customer management, enterprise risk management, finance and performance management, demand and supply chain management, and profitability analytics.

Our service offerings include:

•

Teradata Professional Consulting Services—With a leading global EDW professional services organization, Teradata consultants combine a patented methodology with extensive industry expertise and hands-on experience to help our customers quickly recognize business value and minimize risk. We employ skilled consultants who provide data warehousing business impact modeling, design, architecture, implementation, and optimization consulting services, as well as enterprise analytics consulting, data management services, and managed services. Our Global Consulting Centers around the world are staffed with professionals trained in our patented solutions methodology, and supplement local area consulting teams by accessing and utilizing the accumulated wealth of our global knowledge base and providing offshore consulting resources as needed.

•

Teradata Customer Support Services—Our customer services organization provides an experienced, single point of contact and delivery for the deployment, support and ongoing management of Teradata data warehouses around the world. In addition to installation, our customer support service offers both proactive and reactive services, including maintenance, monitoring, back up, and recovery services to allow customers to maximize availability and better leverage the value of their investments in data warehousing. This support is increasingly important for our customers’ mission-critical data warehouse environments—those that operate continuously 24 hours per day, 7 days per week.

•

Training Services—To enhance the value of their investment, we also provide our customers with training for their employees and contractors who are responsible for the operation and/or use of their Teradata data warehouses and analytical applications.

Our Strategy. As part of our multi-year goal of advancing our enterprise data warehousing solution as the preferred data warehousing architecture used by companies to build their enterprise analytics infrastructure, we are focused on three core strategies:

•

Increasing our technology capabilities by investing in active data warehousing and advanced development. We continually seek to enhance our technology offerings in order to remain a leader in the enterprise data warehousing/analytics market. As businesses integrate technological support for strategic and operational decision making, we plan to continue to invest in capabilities to offer active enterprise intelligence solutions to our customers. We are also open to further expanding our market reach and intellectual property portfolio through appropriate acquisitions and strategic alliances. We will endeavor to exploit future advances in hardware technology with a view to obtaining a speed and cost advantage.

•

Expanding our solutions and offers by investing in consulting and support services, applications and partners. We offer data warehouse consulting services to provide our customers with tailored solutions. We are seeking to grow our team of professional consultants to help our customers identify, design and implement additional high value opportunities to leverage and grow their data and extend their data warehouses to active enterprise environments. We will continue to optimize and expand our portfolio of Teradata analytical applications to enable customers to drive additional value from their data warehousing investments. We also seek to partner with leading technology and system integrator companies to deliver a complete solution that includes packaged applications, unique integration technologies, tools and utilities, training and services.

•

Optimizing our market coverage through our sales and marketing resources. Recognizing that business issues, decisions and data types vary by industry, our approach to the market is tailored to discrete industries. Accordingly, we seek to employ and retain individuals with specific industry knowledge, for industry consulting, professional services and account management personnel.

Customers. We focus our sales efforts on the global 3,000 leading companies across a broad set of industries, including banking/financial services, entertainment (including gaming and media), government, insurance and healthcare, manufacturing, retail, telecommunications, transportation, and travel. We currently have more than 850 customers, although the extent to which any given customer contributes to our revenues generally varies significantly from year to year and quarter to quarter. These industries provide a good fit for our EDW analytic solutions, as they tend to have large and increasing sources of data, complex data management requirements or large and varied groups of users.

With more than 25 years of experience, Teradata is a leader in implementing enterprise data warehouses. Our customers represent some of the best-known Global 3000 companies. Teradata solutions power: nine of the top ten global telecommunication firms, 70% of the top global airlines, 60% of the top transportation/logistics firms, five of the top ten global retailers, and 50% of the top global commercial and savings banks. (Rankings are based on the July 2007 Fortune Global Rankings and Teradata customers as of 2007.) Although Teradata is a well-established vendor with strong penetration in each of these industries, our market and growth potential remains strong. In addition to new accounts, expanded EDW investment within existing accounts is being driven by growth in the number of users, amounts of data, and types and complexity of analytics being directed to the customers’ Teradata EDW environment.

Enterprise data warehouses are typically built one project at a time. For example, an initial enterprise data warehouse may start with a single subject area, which forms the foundation of data that is available to be leveraged for the next project, and so on. Therefore, a customer with a large order in one quarter is likely to generate additional revenue for Teradata in subsequent quarters. However, due to the breadth of our customer base, no single customer of Teradata (overall or within any of our reportable segments) accounted for 10% or more of our total revenue in any of the last three fiscal years. For the year ended December 31, 2007, our top ten customers on a revenue basis collectively accounted for approximately 16% of our total revenues. Moreover, Teradata’s total revenue and revenue for each reportable segment can vary considerably from quarter to quarter given the different growth patterns of our existing customers’ data warehouse systems and the variable timing of new customer orders. Due to the size and complexity of these transactions (purchases), the sales cycle is often fairly long (twelve months or more). Each of our large sales orders typically requires substantial lead time, and our results in any particular quarter have generally been dependent on our ability to generate a relatively small number of large orders for that quarter.

Partners, Marketing and Distribution Channels

Strategic Partnerships. We seek to leverage our sales and marketing reach through our strategy of partnering with leading global and regional systems integrators, independent software vendors, and consultants which we believe complement our enterprise data warehousing solutions.

•

Alliance Partners—Strategic partnerships are a key factor in our ability to leverage the value of our data warehousing solutions and expand the scope of our offerings to the marketplace. Our partner program is focused on working collaboratively with independent software vendors in several areas critical to enterprise data warehousing, including tools, data and application integration solutions, data mining and business intelligence, and specific horizontal and industry solutions. Our goal is to provide customer choices with partner offerings that are optimized with our solutions, and fit within the customer’s enterprise IT environment. Our strategic alliance partners include many leaders in the data warehousing and analytics market.

•

Systems Integrators—We also work with a range of consultants and systems integrators that engage in the design, implementation and integration of our solutions. Our consulting and systems integrator partners provide broad industry expertise in the design of business solutions based on our data warehousing technologies. In general, these partners are trusted advisors who assist in vision and strategy development with our customers while objectively assessing and meeting their needs. By working with premier system integrators and consulting firms, we combine our expertise in data warehousing with top-notch consultants to provide true end-to-end solutions. Our key global systems integrators include Accenture LLP (“Accenture”), BearingPoint, Capgemini and Deloitte.

Sales and Marketing. We sell and market our data warehousing solutions in our reportable segments, the Americas, EMEA, and APJ, primarily through a direct sales force. We believe our quota-carrying sales force increases our visibility and penetration in the marketplace and fosters long-term customer relationships and additional product sales. We have approximately 80% of our employees in customer-facing and/or revenue driving roles (including sales, professional and customer service, and product engineering).

We support our sales force with marketing and training programs which are designed to grow awareness and highlight our differentiation, as well as provide a robust set of tools for use by our direct sales force. In support of growing awareness of the need for enterprise data warehousing and Teradata solutions specifically, we employ a broad range of marketing tactics including programs to inform and educate the media, industry analysts, academics and other third-party influencers, targeted direct marketing, a website, webinars, and trade shows and conferences. We annually host or participate in worldwide and regional user conferences that take place in approximately 25 locations around the globe.

We also believe that promoting customer success and return on investment is an important element for our success. As a result, and because we have an enthusiastic customer base, we have developed an active program to support and leverage customer references.

Resellers and Distributors. Although the majority of our sales are direct, to extend our sales coverage, we market and sell our products through third-party channels, including resellers and distributors. We have a number of licensed resellers, including Accenture, Bearing Point and EDS, and have license and distribution agreements with independent distributors in many countries worldwide, including NCR. The distribution agreements generally provide for the right to offer our products within a territory. Our distributors generally maintain sales and services personnel dedicated to our products. Accordingly, we have dedicated sales, marketing, and technical alliance resources designed to optimize our reseller and distributor relationships.

Sources of Materials. Our hardware components are manufactured exclusively by Flextronics Corporation (formerly Solectron). Our server line is designed to leverage the best-in-class components from industry leaders such as Intel Corporation for microprocessors. In addition, our computer data storage devices (such as disk arrays) are industry-standard technologies provided by LSI Corporation and EMC Corporation, but are selected and configured by us to work optimally with our hardware platform and software. Flextronics also procures a wide variety of components used in the manufacturing process on our behalf. Although many of these components are available from multiple sources, the Company utilizes preferred supplier relationships to better ensure more consistent quality, cost and delivery. Typically, these preferred suppliers maintain alternative processes and/or facilities to ensure continuity of supply. Given the Company’s strategy to outsource its manufacturing activities to Flextronics and to source certain components from single suppliers, a disruption in production at Flextronics or at a supplier could impact the timing of customer shipments.

Competition. The overall data warehousing market is very competitive, and we face competition for nearly every sales opportunity we pursue. In addition to our primary competitors, IBM and Oracle, we expect additional competition from both well-established and emerging companies who have recently become active at the entry-levels of the data warehousing market and who may increase their level of competitive activities in the future. Since the overall market is large and growing, we expect to see new and emerging competitors with other alternative approaches, especially in the low-end of the data warehousing market. We compete successfully in the marketplace and intend to continue to do so based on our superior approach, integrated solution with high performing and scalable technology, deep and broad services capabilities, and our successful track record. For more information, see the section entitled “Risk Factors—Risks Relating to Our Business” included in Item 1A of this Annual Report.

Competitors take different technical and integration approaches to addressing enterprise analytics needs, and therefore they often recommend a different architecture than our solutions. We believe that our customers recognize the advantages of our integrated enterprise data warehousing approach, which enables us to successfully compete against IBM, Oracle and other competitors as well as new market entrants.

Key factors used to evaluate competitors in these markets include: data warehousing experience and customer references; technology leadership; product quality; performance, scalability, availability and manageability; support and professional services consulting capabilities; industry knowledge; and total cost of ownership. We believe we have a competitive advantage in providing complete, integrated, and optimized data warehousing solutions that address these customer requirements. Moreover, our high performance technology is designed to not only seamlessly and linearly scale with customer growth needs but to do so in a manner that allows us to add current generation nodes with several generations of prior nodes, thereby protecting our customers’ investments. We believe this is a capability which makes our data warehousing solutions particularly attractive to customers.

Many companies participate in specific areas of our business, such as enterprise analytic and business intelligence application software. The status of our business relationships with these companies can influence our ability to compete for data warehousing opportunities that include such areas. Our products also complement offerings of some of our competitors, with whom we have formed partnerships to work with their business intelligence and application software. Examples of these companies include both IBM and Oracle, due to their recent acquisitions of other software companies.

Seasonality. Our sales are historically seasonal, in line with capital spending patterns of our customers, with lower revenue in the first quarter and higher revenue in the fourth quarter of each year. Such seasonality causes our working capital cash flow requirements to vary from quarter to quarter depending on the variability in the volume, timing and mix of product sales. In addition, revenue in the third month of each quarter is significantly higher than in the first and second months. These factors, among others as more fully described in the section entitled “Risk Factors—Risks Relating to Our Business” included in Item 1A of this Annual Report, make forecasting more difficult and may adversely affect our ability to accurately predict financial results.

Research and Development. We remain focused on designing and developing data warehousing products, services and solutions that anticipate our customers’ changing technological needs. As we seek improvements in our products and services, we also consider our customer’s current needs as we design our new technology so that new generations of the Teradata database software and operating platforms are compatible with prior generations of our technology. We believe our extensive research and development (“R&D”) workforce is one of our core strengths. This global R&D team is headquartered at our facility in Rancho Bernardo, California. Expenses for R&D were $126 million in 2007, $117 million in 2006 and $120 million in 2005. We anticipate that we will continue to have significant R&D expenditures in the future in order to continue a flow of innovative, high-quality products and services, which is vital to our leading competitive position. Information regarding the accounting and costs included in R&D activities is included in Note 1 of Notes to Consolidated Financial Statements of this Annual Report and is incorporated herein by reference.

Intellectual Property and Technology. The Company owns approximately 400 patents in the United States and about 40 patents in foreign countries. The foreign patents are generally counterparts of the Company’s U.S. patents. Many of the patents that we own are licensed to others, and we are licensed to use certain patents owned by others. While our portfolio of patents and patent applications in aggregate is of significant value to our Company, we do not believe that any particular individual patent is by itself of material importance to our business as a whole.

In addition, the Company owns copyrights and trade secrets in its vast code base which makes up the core Teradata software product offerings, including the Teradata database and application software products. The Teradata database software, which was initially based upon computer science research at the California Institute of Technology, works on multiple tasks at once, an approach known as “parallel processing.” The Teradata database software architecture is known in the industry as a massively parallel processing system. Parallel processing vastly increases the speed with which results are delivered and correspondingly increases the amount of data that can be queried and the number and complexity of queries that can be run at the same time. The name “Teradata” evokes the ability to manage terabytes (i.e., trillions of bytes) of data. One of our key technological advances has been making the Teradata database software and hardware compatible with several operating systems, such as UNIX, LINUX and Windows. In addition, the Teradata database software, as an example of a relational database management system (“RDBMS”), comprises nearly six million lines of computer code. The source code versions of our products are protected as trade secrets and, in all major markets, as unpublished copyright works. We also vigorously protect our rights in the Teradata database software and related intellectual property; however, there can be no assurance that these measures will be successful.

Upon the Separation, the Company assumed ownership of the Teradata® trademark, which is registered in the U.S. and in many foreign countries, as well as other tradenames, service marks, and trademarks such as BYNET.

Employees. As of December 31, 2007, we had approximately 5,900 employees globally. We believe that our future success will depend, in part, on our ability to continue to attract, hire and retain skilled and experienced personnel.

Properties and Facilities. Our corporate headquarters is located in Miamisburg, Ohio, and we manage our business through three main locations in the United States: Atlanta, Georgia; Miamisburg, Ohio; and Rancho Bernardo, California. As of December 31, 2007, we operated approximately 90 facilities throughout the world, including facilities in El Segundo, California; Raleigh, North Carolina; Beijing, China; Mumbai, India; Tokyo, Japan; and Islamabad, Pakistan. We own our Rancho Bernardo complex, part of which is used as the headquarters of our research and development operations. All of our other research and development facilities are leased, as well as our offices in Miamisburg and Atlanta, technical support centers, training, and other miscellaneous sites. We maintain facilities in approximately 40 countries.

Information. Teradata makes available through its website, free of charge, its Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, and Current Reports on Form 8-K, and all amendments to such reports, as soon as reasonably practicable after these reports are electronically filed or furnished to the U.S. Securities and Exchange Commission (“SEC”) pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934. These reports and other information are also available, free of charge, at www.sec.gov. Alternatively, the public may read and copy any materials we file with the SEC at the SEC’s Public Reference Room at 100 F Street, N.E., Washington, D.C. 20549. Information on the operation of the Public Reference Room may be obtained by calling the SEC at 1-800-SEC-0330. Teradata will furnish, without charge to a security holder upon written request, the Notice of Meeting and Proxy Statement for the 2008 Annual Meeting of Stockholders (the “2008 Proxy Statement”), portions of which are incorporated herein by reference. Teradata will furnish the Code of Conduct and any other exhibit at cost (the Code of Conduct is also available through Teradata’s website). Document requests are available by calling or writing to:

Teradata – Shareholder Relations

2835 Miami Village Drive

Miamisburg, OH 45342

Phone: 937-242-4878

Website: http://www.teradata.com

Item 1A.	RISK FACTORS

You should carefully consider each of the following risk factors and all of the other information set forth in this Annual Report. The risk factors generally have been separated into two groups: (i) risks relating to our business, and (ii) risks relating to the Separation. Based on the information currently known to us, we believe that the following information identifies the most significant risk factors affecting our company in each of these categories of risks. However, the risks and uncertainties our company faces are not limited to those set forth in the risk factors described below. Additional risks and uncertainties not presently known to us or that we currently believe to be immaterial may also adversely affect our business.

In addition, past financial performance may not be a reliable indicator of future performance, and historical trends should not be used to anticipate results or trends in future periods.

If any of the following risks and uncertainties develops into actual events, these events could have a material adverse effect on our business, financial condition or results of operations. In such case, the trading price of our common stock could decline.

Risks Relating to Our Business

Economic Pressures—Our business is affected by the global economies in which we operate and the economic climate of the industries we serve.

The IT industry in which we operate is susceptible to significant changes in the strength of the economy and the economic health of companies who make capital commitments for new technologies. Accordingly, downturns in the global or regional economies in which we operate or certain economic sectors (such as the telecommunications or transportation industries) may adversely impact our business. For example, adverse changes to the economy could impact the timing of purchases by our current and potential customers or the ability of our customers to fulfill their obligations to us. Furthermore, decreased or more closely scrutinized capital spending in our customers’ businesses, in the industries we serve, in the domestic economy or in international economies where our customers do substantial business, may adversely impact our business.

The extent of these impacts, if any, on our business, is dependent on a number of factors, including the duration and extent of any economic downturns, their effect on the markets and other general economic and business conditions.

Competition—The information technology industry is intensely competitive, and competitive pressures could adversely affect prices (including pricing practices or pricing models) or demand for our products and services.

We operate in the intensely competitive information technology industry, which is characterized by rapidly changing technology, evolving industry standards, frequent new product introductions, and price and cost reductions. In general, as a participant in the data warehousing market, we face:

•	Changes in customer IT spending habits and other shifts in market demands, which drive competition;

•	A trend toward consolidation of companies which could adversely affect our ability to compete, including if our key partners merge or partner with our competitors;

•	Continued pressure on price/performance for data warehousing solutions due to constant technology improvements in processor capacity and speed;

•	Changes in pricing, marketing and product strategies, such as potential aggressive price discounting by our competitors or other factors;

•	Rapid changes in computing technology and capabilities that challenge our ability to maintain differentiation at the lower range of data warehousing analytic functions;

•	Changing competitive requirements and deliverables in developing and emerging markets; and

•	Changes to pricing models to successfully compete in the market.

To compete successfully in this environment, we must rapidly and continually design, develop and market solutions and related products and services that are valued in the marketplace. To do this, we must react on a timely basis to shifts in market demands. In addition, our market position depends on our ability to reduce costs without creating operating inefficiencies and to sustain competitive operating margins, while also maintaining the quality of our products and services.

Our primary competitors are IBM and Oracle, who are well-capitalized companies with widespread distribution, brand recognition and penetration of platforms and service offerings. The significant purchasing and market power of these larger competitors, which have greater financial resources than we do, could allow them to surpass our market penetration and marketing efforts to promote and sell their products and services. In addition, many other companies participate in specific areas of our business, such as enterprise application analytic and business intelligence software. The status of our business relationships with these companies can influence our ability to compete in data warehousing opportunities in such areas. We also expect additional competition from both established and emerging companies which have recently become active at the entry-levels of the data warehousing market and which may increase their level of competitive activities. Failure to compete successfully with new or existing competitors in these and other areas could have a material adverse impact on our ability to generate new revenues or sustain existing revenue levels.

Data Warehousing Market—If the overall data warehousing market declines or does not grow, we may sell fewer products and services, and our business may not be able to sustain its current level of operations.

If the market trends toward more conservative IT spending, this could result in fewer customers making investments in our products and services. In the past, we have seen periodic breaks in the buying patterns from some of our larger customers, which indicate a level of maturation of their current data warehouse implementation or a shifting of IT priorities when these customers are still incorporating the investments they have made in their core data warehousing infrastructures during past years. In addition, reduced prices and improvements in data warehousing solutions increase pressure on hardware and software revenues, as well as on customer services annuity revenue streams. If the growth rates for the data warehousing market decline for any reason, there could be a decrease in demand for our products and services, which would have a material adverse effect on our financial results.

Renewal Rates and Support Services Pricing Pressures—If our existing customers fail to renew their support agreements, or if customers do not license updated products on terms favorable to us, our revenues could be adversely affected.

We currently derive a significant portion of our overall revenues from customer support services, and we depend on our installed customer base for future revenue from customer services and licenses of updated products. The terms of our standard support service arrangements generally provide for the payment of license fees and prepayment of first-year support fees and are generally renewable on an annual basis. The IT industry generally has been experiencing increasing pricing pressure from customers when purchasing or renewing support agreements. Moreover, the trend towards consolidation in certain industries that we serve, such as telecommunications, could result in a reduction of the hardware and software being serviced and put pressure on our maintenance terms with customers who have merged. Given this environment, there can be no assurance that our current customers will renew their support agreements or agree to the same terms when they renew, which could result in our reducing or losing support fees, and therefore in reduced revenue.

If our existing customers fail to renew their support agreements, or if we are unable to generate additional support fees through the license of updated products to existing or new customers, our business and future operating results could be adversely affected.

Operating Result Fluctuations—Our financial results are subject to fluctuations caused by many factors that could result in our failing to achieve anticipated financial results.

Our quarterly and annual financial results have varied in the past and are likely to continue to vary in the future due to a number of factors, many of which are beyond our control. In particular, if orders that we expect to be booked by the end of a quarter are not booked until a later date, our revenue and/or net income for that quarter could be substantially below expectations, especially given the large size of our transactions. These and any one or more of the factors listed below or other factors could cause us not to achieve our revenue or profitability expectations. The resulting failure to meet market expectations could cause a drop in our stock price. These factors include the risks discussed elsewhere in this section and the following:

•	Changes in demand for our products and services, including changes in growth rates in the data warehousing market;

•	The size, timing and contractual terms of large orders for our products and services, which may impact in particular our quarterly operating results (either positively or negatively);

•	Possible delays in our ability to recognize revenue as the result of revenue recognition rules;

•	The budgeting cycles of our customers and potential customers;

•	Any downturn in our customers’ businesses, in the domestic economy or in international economies where our customers do substantial business;

•	Changes in pricing policies resulting from competitive pressures, such as aggressive price discounting by our competitors, or other factors;

•	Our ability to develop and introduce on a timely basis new or enhanced versions of our products and services;

•	Unexpected needs for capital expenditures or other unanticipated expenses;

•	Changes in the mix of revenues attributable to domestic and international sales;

•	Seasonal fluctuations in buying patterns; and

•	Future acquisitions and divestitures of technologies, products and businesses.

Due to resulting fluctuations, we believe that quarter-to-quarter comparisons of our revenue and operating results may not be meaningful, and that these comparisons may not be an accurate indicator of our future performance.

Unanticipated delays or accelerations in our sales cycles make accurate estimation of our revenues difficult and could result in significant fluctuations in our quarterly operating results.

The size and timing of large orders for our products and services varies considerably, which can impact results from quarter to quarter. The process we use to forecast sales and trends in our business relies heavily on estimates of closure on a transaction-specific basis. It is very difficult to predict sales in a particular quarter or over a longer period of time. Unanticipated delays or accelerations in our sales cycles make accurate estimation of our revenues difficult and could result in significant fluctuations in our quarterly operating results.

The length of our sales cycle varies depending on a number of factors over which we may have little or no control, including the size and complexity of a potential transaction, the level of competition that we encounter in our selling activities and our current and potential customers’ internal budgeting and approval process. As a result of a generally long sales cycle, we may expend significant effort over a long period of time in an attempt to obtain an order, but ultimately not complete the sale, or the order ultimately received may be smaller than anticipated. Our revenue from different customers varies from quarter to quarter, and a customer with a large order in one quarter may generate significantly lower revenue in subsequent quarters. Our results in any particular quarter have generally been dependent on the timing of a relatively small number of large transactions.

In addition, the budgeting and IT capital spending cycles of our customers and potential customers make forecasting more difficult and may adversely affect our ability to accurately predict financial results. Spending may be particularly heavy in our fourth quarter because of large enterprise customers placing orders before the expiration of IT budgets tied to that calendar year.

Our operating expenses are based on projected annual and quarterly revenue levels and are generally incurred ratably throughout each quarter. Since our operating expenses are relatively fixed in the short term, failure to realize projected revenues for a specified period could adversely impact our operating results, reducing net income or causing an operating loss for that period. The deferral or non-occurrence of such sales revenues would materially adversely affect our operating results for that quarter and could impair our business in future periods.

Seasonal trends in sales of our products and services could adversely affect our quarterly operating results.

In general, we see fluctuations in buying patterns with lower revenue in the first quarter and higher revenue in the fourth quarter of each year. Such seasonality also causes our working capital cash flow requirements to vary from quarter to quarter depending on the variability in the volume, timing and mix of product sales. In addition, revenue in the third month of each quarter is significantly higher than in the first and second months, which further impacts our ability to predict financial results accurately and enhances the enterprise risks inherent in our business. These and other factors make forecasting more difficult and may adversely affect our ability to predict financial results accurately.

Revenue Mix Variability—Our revenue is variable depending on the mix of products and services in any given period, and changes in the mix of products and services that we sell could materially adversely affect our operating results.

Our business model is based on our anticipated mix of products and services and the corresponding profit margins for such products and services. Unanticipated shifts in such mix could adversely impact our results of operations and require changes to our business model. Professional consulting services margins are generally lower than the other elements of our data warehousing solutions. In addition, when we use third parties to supplement the services we provide to customers, this generally results in lower margin rates. As a result, increases in professional consulting services revenues as a percentage of our total revenues may decrease overall margins, which could materially adversely affect our operating results.

We also realize different margins on the storage components we sell with our solutions, and the mix of such hardware varies from quarter to quarter depending on customer requirements. In addition, changes in the price and performance of our data warehousing hardware could negatively impact maintenance, support and subscription service revenues.

Complexity of Our Solutions—The solutions we sell are very complex, and we need to rapidly and successfully develop and introduce new solutions in a competitive, demanding and rapidly changing environment.

To succeed in the intensely competitive information technology industry, we must continually improve and refresh our product and service offerings to include newer features, functionality or solutions. Shortened product life cycles due to customer demands and competitive pressures impact the pace at which we must introduce and implement new technology. This requires a high level of innovation by both our software developers and the suppliers of the third-party software components included in our systems. In addition, bringing new solutions to the market entails a costly and lengthy process, and requires us to accurately anticipate customer needs and technology trends. We must continue to respond to market demands, develop leading technologies and maintain leadership in EDW database performance and scalability, or our business operations may be adversely affected.

We must also anticipate and respond to customer demands regarding the compatibility of our current and prior offerings. These demands could hinder the pace of introducing and implementing new technology. Our future results may be affected if our products cannot effectively interface and perform well with software products of other companies and with our customers’ existing information technology infrastructures, or if we are unsuccessful in our efforts to enter into agreements allowing integration of third-party technology with the Teradata database platform. Our efforts to develop the interoperability of our products may require significant investments of capital and employee resources. In addition, many of our principal products are used with products offered by third parties and, in the future, some vendors of non-Teradata products may become less willing to provide us with access to their products, technical information and marketing and sales support.

As a result of these and other factors, our ability to introduce new or improved solutions could be adversely impacted. There can be no assurance that our innovations will be profitable, and if we cannot successfully market and sell both existing and newly developed solutions, our business and operating results could be impacted. If we were to lose our significant technology advantage, our market share and growth could be adversely affected. In addition, if we are unable to deliver products, features, and functionality as projected, we may be unable to meet our commitments to customers, which could have an adverse affect on our reputation and business.

Risks of New Products—When we develop new products with higher capacity and more advanced technology, the increased difficulty and complexity associated with producing these products increases the likelihood of reliability, quality or operability problems.

Despite rigorous testing prior to their release and superior quality processes, our software and hardware products may contain errors or security flaws, which may be found after the products are introduced and shipped. This risk is enhanced when products are first introduced or when new versions are released, as well as when we develop products with more advanced technology, since the increased difficulty and complexity associated with producing these products increases the likelihood of reliability, quality or operability problems. The correction and detection of errors may cause delays, lost revenues and incremental costs. Errors in our software products could also affect the ability of our products to work with other hardware or software products, could delay the development or release of new products or new versions of products, and could adversely affect market acceptance of our products. While we attempt to remedy errors that we believe would be considered critical by our customers prior to shipment, we may not be able to detect or remedy all such errors.

Our customers who rely on our solutions for business-critical applications are more sensitive to product errors, which could expose us to product liability, performance and warranty claims, as well as harm our reputation. These and other risks associated with new product and service offerings may have a material adverse impact on our results of operations and future performance.

Product introductions and certain enhancements of existing products by us in the future periods may also reduce demand for our existing products or could delay purchases by customers awaiting arrival of our new products. As new or enhanced products are introduced, we must successfully manage the transition from older products.

In the ordinary course of business, we continually evaluate opportunities for new product and service offerings, new markets and new geographic sectors, and development of such opportunities could entail certain business risks which could affect our financial condition.

Security Lapses—The confidentiality of information we hold or the security of our computer systems could be jeopardized.

We operate pursuant to a business-to-business model, and therefore we normally do not handle large volumes of personally identifiable information for our customers—such as employee data, customer data, data that our customers collect from their customers, and information regulated by the Health Insurance Portability and Accountability Act of 1996. However, some of our services require us to have access to such highly confidential information. If unauthorized access to or use of such information occurs, despite our data security measures to protect it, our results of operation and reputation could be adversely impacted.

Reliance on Third Parties—Our future results depend in part on our relationships with key suppliers, strategic partners and other third parties.

Our development, marketing and distribution strategies depend in part on our ability to form strategic alliances with third parties that have complementary products, software, services and skills. Our strategic partners include consultants and system integrators, software and technology providers, and indirect channel distributors in certain countries. These relationships create risks beyond our control of our partners changing their business focus, entering into strategic alliance with other companies, being acquired by our competitors, failing to meet performance criteria or improperly using our confidential information. If we fail to maintain or expand our relationships with strategic partners, our business may be materially adversely affected.

Third-party vendors provide important elements to our solutions; if we do not maintain our relationships with these vendors, interruptions in the supply of our products may result. There are some components of our solutions that we purchase from single sources due to price, quality, technology or other reasons. For example, we have relied on Flextronics (formerly Solectron) as a key single source contract manufacturer for our hardware systems for the last several years. In addition, we depend on Accenture for transaction processing services, and buy silicon computer chips and microprocessors from Intel Corporation, and storage disk systems from EMC Corporation and LSI Corporation. Some components supplied by third parties may be critical to our solutions, and several of our suppliers may terminate their agreements with us without cause with 180 days notice. If we were unable to purchase necessary services, parts, components or products from a particular vendor and had to find an alternative supplier, our shipments and deliveries could be delayed, and our operations could be adversely impacted.

In addition, smaller suppliers have operating risks that could impact our business. These risks could create product time delays, inventory and invoicing problems, staging delays, and other operational difficulties. We could also be impacted by their inability to provide high-quality products or services that conform to required specifications or contractual arrangements, which could negatively impact our business and operating results.

Reliance on the Intellectual Property of Third Parties—The loss of our rights to use software licensed to us by third parties could harm our business.

We have an active partner program that offers rights to sublicense third party software as part of a complete suite of solutions for our customers. This offering, as well as our reliance on third party software and licenses in our operating system software and business, creates risks that are not present when developing software in-house. For example, the viability, reliability and quality of such partners’ businesses, as well as their ability to fulfill their obligations to us, are factors that come into play and could adversely affect our financial condition. Our operations could also be impacted if we are forced to seek alternative technology, or technology for new solutions, that may not be available on commercially reasonable terms. Also, many of our offerings are complemented by technologies developed by others, and if we are unable to continue to obtain licenses for such technologies, our business would be impacted.

Intellectual Property—If we are unable to develop, preserve and protect our intellectual property assets, our operating results may be adversely affected.

As a technology company, our intellectual property portfolio is crucial to our continuing ability to be a leading EDW solutions provider. We strive to protect and enhance our proprietary intellectual property rights through patent, copyright, trademark and trade secret laws, as well as through technological safeguards. These efforts include protection of the products and application, diagnostic and other software we develop.

To the extent we are not successful, our business could be materially adversely impacted. We may be unable to prevent third parties from using our technology without our authorization or independently developing technology that is similar to ours, particularly in those countries where the laws do not protect our proprietary rights as fully as in the United States. With respect to our pending patent applications, we may not be successful in securing patents for these claims, and our competitors may already have applied for patents that, once issued, will prevail over our patent rights or otherwise limit our ability to sell our products.

While we take steps to provide for confidentiality obligations of employees and third parties with whom we do business (including customers, suppliers and strategic partners), there is a risk that such parties will breach such obligations and jeopardize our intellectual property rights. Many customers have outsourced the administration and management of their data warehouses to third parties, including some of our competitors, who then have access to our confidential information. Although we have agreements in place to mitigate this risk, there can be no assurance that such protections will be sufficient. In addition, our ability to capture and re-use field-based developed intellectual property is important to future business opportunities and margins.

We are actively engaged in efforts to protect the value of our intellectual property and to prevent others from infringing our intellectual property rights. However, due to the complex and technical nature of such efforts and the potentially high stakes involved, such enforcement activity can be expensive and time consuming, and there can be no assurance that we will be successful in these efforts.

Research and Development—We make significant investments in research and development and cannot assure that these investments will be profitable.

As part of our business strategy, we must continue to dedicate a significant amount of resources to our research and development efforts in order to maintain our competitive position. However, we do not expect to receive significant revenues from these investments for several years, if at all. Research and development expenses represent a significant portion of our discretionary fixed costs. We believe these new technologies could significantly improve our products and services over the long-term. However, if we have invested too much in these or other technologies, our results of operations could be adversely affected. In addition, as we replace our existing assets with new, higher cost assets, we expect that our depreciation expense will increase, which will contribute to our high level of fixed costs and reduce our earnings.

Intellectual Property Infringement Claims by Third Parties—Claims by others that we infringe their intellectual property rights could harm our business and financial condition.

We have seen a trend towards aggressive enforcement of intellectual property rights as the functionality of products in our industry increasingly overlaps and the volume of issued software patents continues to grow. As a result, there is a risk that we could be subject to infringement claims which, regardless of their validity, could:

•	Be expensive, time consuming and divert management attention away from normal business operations;

•	Require us to pay monetary damages or enter into non-standard royalty and licensing agreements;

•	Require us to modify our product sales and development plans; or

•	Require us to satisfy indemnification obligations to our customers.

Regardless of whether these claims have any merit, they can be burdensome to defend or settle and can harm our business and reputation.

Dependence on Key Employees—We depend on key employees and face competition in hiring and retaining qualified employees.

Our employees are critical to our success. Our future success depends on our ability to attract and retain the services of senior management and key personnel in all functional areas of our company, including engineering and development, marketing and sales professionals, and consultants. Competition for highly skilled personnel in the IT industry is intense. No assurance can be made that key personnel will remain with us, and it may be difficult and costly to replace such employees. These risks are enhanced by the transitional efforts in connection with the Separation that may adversely impact our workforce. Our failure to hire, retain and replace our key personnel could have a material adverse impact on our business operations.

Internal Controls—Inadequate internal controls over financial reporting and accounting practices could lead to errors, which could adversely impact our ability to assure timely and accurate financial reporting.

In the fourth quarter of 2007, we identified a material weakness in our internal control over financial reporting relating to the accounting for revenue for transactions involving resellers. Specifically, effective controls did not exist to ensure the accuracy of revenue recognized on sales to resellers for which fees were not fixed or determinable. This control deficiency resulted in a revision to the consolidated financial statements for the year ended December 31, 2006, and an adjustment to the consolidated financial statements for the year ended December 31, 2007, and could also result in misstatements to the consolidated financial statements affecting revenue, deferred revenue, accounts receivable, inventory, cost of goods sold and net income and disclosures that would result in a material misstatement of the consolidated financial statements that would not be prevented or detected. A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. The Company was not required by Section 404 of the Sarbanes-Oxley Act of 2002 (“Section 404”) and related SEC rules and regulations to perform an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2007. If such an evaluation had been performed, additional material weaknesses may have been identified. Under Section 404 and related SEC rules and regulations, our management will be required to evaluate and report on the effectiveness of our internal control over financial reporting as of December 31, 2008.

While remediation efforts are being implemented to resolve these deficiencies, there is no guarantee that further error will not occur. Additionally, internal control over financial reporting, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control objectives will be met. These inherent limitations include system errors, the potential for human error and unauthorized actions of employees or contractors, inadequacy of controls, temporary lapses in controls due to shortfalls in transition planning and oversight or resources, and other factors. Consequently, such controls may not prevent or detect misstatements in our reported financial results as required under SEC and New York Stock Exchange (“NYSE”) rules, which could increase our operating costs or impair our ability to operate our business. Controls may also become inadequate due to changes in circumstances, and it is necessary to replace, upgrade or modify our internal information systems from time to time. If we are unable to implement these changes in a timely and cost-effective manner, our ability to capture and process financial transactions and support our customers as required may be adversely impacted and could harm our operating results.

In addition, despite transition planning and management oversight, completing our transition from operating as a division of NCR to operating as a standalone company, as well as the outsourcing of certain transaction processing functions to Accenture, creates certain risks of operational delays and potential deficiencies in internal control over financial reporting.

Damage to Our Information Systems—Our information systems, computer equipment and information databases are critical to our business operations, and any damage or disruptions could adversely affect our operations.

Our operations are dependent on our ability to protect our computer equipment and the information stored in our databases from damage by, among other things, earthquake, fire, natural disaster, power loss, telecommunications failures, unauthorized intrusions and other catastrophic events. A significant part of our operations is based in an area of California that has experienced power outages and earthquakes and is considered seismically active. Despite our best efforts at planning for such contingencies, catastrophic events of this nature may still result in system failures and other interruptions in our operations, which could have a material adverse effect on our business and financial condition.

In addition, it is periodically necessary to replace, upgrade or modify our internal information systems. If we are unable to do this in a timely and cost-effective manner, especially in light of demands on our information technology resources, our ability to capture and process financial transactions and therefore our financial condition or results of operations may be adversely impacted.

Acquisitions and Alliances—Our ability to successfully integrate acquisitions and effectively manage acquisition and alliance activities may be an important element of future growth.

From time to time, we may make investments in companies, products, service capabilities and technologies through acquisitions, equity investments, joint ventures or strategic alliances. Such transactions entail various risks, including risks associated with:

•	Assimilating and integrating different business operations, corporate cultures, personnel, infrastructure and technologies or products acquired or licensed;

•	The potential for unknown liabilities and quality issues within the acquired or combined business;

•	Disruptions of our ongoing business or inability to successfully incorporate acquired products, services or technologies into our solutions and maintain quality;

•	Failure to achieve the projected synergies after integration of acquired companies; and

•	Additional costs not anticipated at the time of acquisition.

Our operating results may fluctuate as a result of acquisitions and other strategic growth transactions, and there is a risk that our financial results may be materially adversely affected.

Legal Contingencies and Regulatory Matters—Like other technology companies, we face uncertainties with regard to lawsuits, regulations and other related matters.

In the normal course of business, we are subject to proceedings, lawsuits, claims and other matters, including those that relate to the environment, health and safety, employee benefits, export compliance, intellectual property, tax matters, and other regulatory compliance and general matters. See Note 10 in Notes to Consolidated Financial Statements included herein. Because such matters are subject to many uncertainties, their outcomes are not predictable. While we believe that amounts provided in our consolidated financial statements are currently adequate in light of the probable and estimable liabilities, there can be no assurances that the amounts required to satisfy alleged liabilities from such matters will not impact future operating results.

In addition, we are subject to diverse and complex laws and regulations, including those relating to corporate governance, public disclosure and reporting—which are rapidly changing and subject to many possible changes in the future. Laws and regulations impacting our customers, such as those relating to privacy and data protection, could also impact our future business.

There is an increased focus by the SEC on Foreign Corrupt Practices Act (“FCPA”) enforcement activities. Given the breadth and scope of our international operations, we may not be able to detect improper or unlawful conduct by our international partners and employees, despite our high ethics, governance and compliance standards, which could put the Company at risk regarding possible violations of laws, including the FCPA.

Considerable management time and resources will be spent to understand and comply with changing laws, regulations and standards relating to corporate governance, public disclosure (including the Sarbanes-Oxley Act of 2002), SEC regulations, Basel II and the rules of the NYSE where our shares are listed. Although we do not believe that recent regulatory and legal initiatives will result in significant changes to our internal practices or our operations, rapid changes in accounting standards, taxation requirements, and federal securities laws and regulations, among others, may substantially increase costs to our organization and could have an impact on our future operating results.

Environmental Liabilities—Our business operations and our predecessor’s historical and ongoing manufacturing activities may subject us to environmental exposures, which could adversely impact our operations and financial results.

Our facilities and operations, and certain former operations for which we assumed liabilities, are subject to a wide range of environmental protection laws. For example, as a result of the Restriction of Hazardous Substances Directive (“RoHS”) and Directive 2002/96/EC on Waste Electrical and Electronic Equipment, our product distribution, logistics and waste management costs may increase and may adversely impact our financial condition. We expect from time to time to incur costs in connection with compliance with these matters. Given the uncertainties inherent in such activities, there can be no assurances that the costs required to comply with applicable environmental laws will not adversely impact future operating results.

Other Factors—There are a number of other factors that could cause our operating results to fluctuate and could have a material adverse impact on our financial condition.

Our revenue and operating results could fluctuate for a number of reasons, including:

•

Foreign Currency Fluctuations: Our revenue and operating income are subject to variability due to the effects of foreign currency fluctuations against the U.S. Dollar. We have exposure to approximately 30 functional currencies. The primary currencies to which the Company is exposed include the Euro, British Pound, Japanese Yen, the Canadian dollar, the Australian dollar and other Asian and South American currencies. A significant portion of our revenue and operating income is generated outside the United States, and therefore our financial results may fluctuate due to the effects of such foreign currency fluctuations, which are difficult to predict.

•

Contractual Obligations of Consulting Services: We maintain a professional services consulting workforce to fulfill contracts that we enter into with our customers that may extend to multiple periods. Our profitability is largely a function of performing to customer contractual arrangements within the estimated costs to perform these obligations. If we exceed these estimated costs, our profitability related to these contracts may be negatively impacted. In addition, if we are unable to maintain appropriate utilization rates for our consultants, we may not be able to sustain profitability on these contracts.

•

Pension and Postemployment Benefits: As of the Separation, the Company does not offer pension benefits to employees in the United States. However, consistent with local competitive practice and regulations, we sponsor pension plans and are required to offer certain postemployment benefits in many of the countries where we do business. A number of the pension plans are supported by pension fund investments that are subject to some financial market risk. Pension and postemployment benefit costs are reported in our financial statements in accordance with Statement of Financial Accounting Standards No. 87 (“SFAS 87”), Employer’s Accounting for Pensions and Statement of Financial Accounting Standards No. 112 (“SFAS 112”), Employers’ Accounting for Postemployment Benefits. In accordance with these accounting standards, we are required to make a number of actuarial assumptions for each plan, including expected long-term return on plan assets, discount rates, and the rate of employee turnover. We do not expect that our future financial results will be materially impacted by these assumptions; however, many countries around the world are in the process of updating their laws and regulations regarding pension funding. These initiatives could require us to make larger contributions to our pension plans in future years.

•

Stock Option Accounting: Similar to other companies, we use stock awards as a form of compensation for certain employees. As part of NCR, the company adopted Statement of Financial Accounting Standards No. 123 (revised 2004) (“SFAS 123R”), Share-Based Payment, beginning January 1, 2006. SFAS 123R requires all stock-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values. The amount recognized for stock compensation expense could vary depending on the assumptions used or changes to assumptions or other factors. For example, assumptions such as the risk-free rate, expected holding period and expected volatility that drive our valuation model could change. Other examples that could have an impact include changes in the mix and type of awards, changes in our compensation plans or tax rate, changes in our forfeiture rate, differences in actual results compared to management’s estimates for performance-based awards or an unusually high amount of expirations of stock options.

•

Research and Development Accounting: Statement of Financial Accounting Standard No. 86 (“SFAS 86”), Accounting for Costs of Computer Software to be Sold, Leased or Otherwise Marketed, establishes the financial accounting for software development costs that are incurred during the product development cycle. This standard applies to development costs incurred on projects that are intended to result in marketable software products or software used as part of a marketable product or process. The standard specifies that software development costs should be classified as a research and development expense until the intended product or process has achieved technological feasibility. Costs incurred after a product has achieved technological feasibility, but before product release, should be capitalized. The timing of when various research and development projects become technologically feasible or ready for release can cause fluctuation in the amount of engineering costs that are expensed or capitalized in any given period, thus impacting our reported profitability for that period.

•

Changes in Accounting Standards: We prepare our financial statements in accordance with U.S. generally accepted accounting principles (“GAAP”). These accounting principles require us to make estimates and assumptions that affect the reported amounts of assets and liabilities, and the disclosure of contingent assets and liabilities at the date of our financial statements. We are also required to make certain judgments that affect the reported amounts of revenues and expenses during each reporting period. We periodically evaluate our estimates and assumptions including those relating to revenue recognition, impairment of goodwill and tangible assets, the allowance for doubtful accounts, capitalized software, restructuring, income taxes, stock-based compensation, contingencies and litigation. We base our estimates on historical experience and various assumptions that we believe to be reasonable based on specific circumstances. Actual results could differ from these estimates, and changes in accounting standards could increase costs to our organization and could have an impact on our future operating results. For example, we recognize revenue for software and software-related elements of our solutions in accordance with AICPA Statement of Position 97-2, Software Revenue

Recognition, and related interpretations. The AICPA and its Software Revenue Recognition Task Force continue to issue interpretations and guidance for applying accounting standards to a wide range of sales contract terms and business arrangements that are prevalent in software licensing arrangements. Future interpretations of these and other accounting standards or changes in our business practices could result in delays in our recognition of revenue that may have a material adverse effect on our operating results.

•

Income Taxes: We account for income taxes in accordance with Statement of Financial Accounting Standards No. 109 (“SFAS 109”), Accounting for Income Taxes, which recognizes deferred tax assets and liabilities based on the differences between the financial statement carrying amounts and the tax basis of assets and liabilities. We regularly review our deferred tax assets for recoverability and establish a valuation allowance if it is more likely than not that some portion or all of a deferred tax asset will not be realized. If we are unable to generate sufficient future taxable income, if there is a material change in the actual effective tax rates or the time period within which the underlying temporary differences become taxable or deductible, or if the tax laws change unfavorably, then we could be required to increase our valuation allowance against our deferred tax assets, resulting in an increase in our effective tax rate. We may have exposure to additional tax liabilities. As a multinational corporation, we are subject to income taxes as well as non-income based taxes in both the U. S. and various foreign jurisdictions. Significant judgment is required in determining our worldwide tax provision for income taxes and other tax liabilities.

International Operations—Generating substantial revenues from our multinational operations helps us to meet our strategic goals, but poses a number of risks.

In 2007, the percentage of our total revenues from outside of the United States was 48%. We believe that our geographic diversity may help to mitigate some risks associated with geographic concentrations of operations (e.g., adverse changes in foreign currency exchange rates and deteriorating economic environments or business disruptions due to economic or political uncertainties). However, our ability to sell our solutions domestically and internationally is subject to the following risks, among others:

•	General economic and political conditions in each country that could adversely affect demand for our solutions in these markets;

•	Currency exchange rate fluctuations that could result in lower demand for our products as well as generate currency translation losses;

•	The impact of civil and political unrest relating to war and terrorist activity on the economy or markets in general, or on our ability, or that of our suppliers, to meet commitments;

•

Changes to and compliance with a variety of local laws and regulations that may increase our cost of doing business in these markets or otherwise prevent us from effectively competing in these markets;

•	Cultural and management challenges with managing new and growing professional services consulting and engineering functions overseas in such countries as India, China and Pakistan;

•	Difficulties in staffing and managing our foreign offices and the increased travel, infrastructure and legal and compliance costs associated with multiple international locations;

•	Longer payment cycles for sales in foreign countries and difficulties in enforcing contracts and collecting accounts receivable;

•	Additional withholding taxes or other taxes on our foreign income, and tariffs or other restrictions on foreign trade or investment;

•	Difficulties in repatriating overseas earnings;

•	Costs and delays associated with developing products in multiple languages; and

•	Changing competitive requirements and deliverables in developing and emerging markets.

Our products are subject to U.S. export controls and, when exported from the United States, or re-exported to another country, must be authorized under applicable U.S. export regulations. Changes in our products or changes in export regulations may create delays in the introduction of our products in international markets, prevent our customers with international operations from deploying our products throughout their global systems or, in some cases, prevent the export of our products to certain countries or customers altogether. Any change in export regulations or related legislation, shift in approach to the enforcement or scope of existing regulations, or change in the countries, persons or technologies targeted by these regulations could result in decreased use of our products by, or in our decreased ability to export or sell our products to, existing or potential customers with international operations.

Open Source Software—The growing market acceptance of open source software presents benefits and challenges for our industry.

We have developed a version of the Teradata database software to operate on the LINUX open source platform and have incorporated other types of open source software into our products, allowing us to enhance certain solutions without incurring substantial additional research and development costs and expand our solution offerings. “Open source” software is made widely available by its authors and is licensed for a nominal fee or, in some cases, at no charge. For example, LINUX is a free UNIX-type operating system, and the source code for LINUX is freely available. While we believe our contractual obligations are limited with respect to such software, no assurances can be given that unanticipated problems arising from our use of open source software will not arise in the future.

Open source licenses typically mandate that proprietary software, when combined in specific ways with open source software, become subject to the open source license. We take steps to ensure that our proprietary software is not combined with, or does not incorporate, open source software in ways that would require our proprietary software to be subject to an open source license. However, few courts have interpreted the open source licenses, and the manner in which these licenses may be interpreted and enforced is therefore subject to uncertainty.

Risks Relating to the Separation

We may be unable to achieve some or all of the benefits that we expect to achieve from the Separation.

As a stand-alone, independent public company, we believe that our business will benefit from, among other things, allowing our management to design and implement corporate policies and strategies that are based primarily on the characteristics of our business, allowing us to focus our financial resources wholly on our own operations and implement and maintain a capital structure designed to meet our own specific needs. However, by separating from NCR there is a risk that our company may be more susceptible to market fluctuations and other adverse events than we would have been were we still a part of NCR. As part of NCR we were able to enjoy certain benefits from NCR’s operating diversity and purchasing and borrowing leverage. We may not be able to achieve some or all of the benefits that we expect to achieve as a stand-alone, independent company.

We have no operating history as a separate public company, and our historical information is not necessarily representative of the results we would have achieved as a separate, publicly-traded company and may not be a reliable indicator of our future results.

The historical information (prior to the Separation) included in this Annual Report does not necessarily reflect the financial condition, results of operations or cash flows that we would have achieved as a separate publicly-traded company during the periods presented or those that we will achieve in the future, primarily as a result of the following factors:

•

Prior to the Separation, our business was operated by NCR as part of its broader corporate organization, rather than as an independent company. NCR or one of its affiliates performed various corporate functions for us, including, but not limited to, tax administration, cash management, accounting, information services, human resources, ethics and compliance program, real estate management, investor and public relations, certain governance functions (including compliance with the Sarbanes-Oxley Act of 2002 and internal audit) and external reporting. Our historical financial results reflect allocations of corporate expenses from NCR for these and similar functions. These allocations were less than the comparable expenses we will incur as a separate, publicly-traded company.

•

Prior to the Separation, our business was integrated with the other businesses of NCR. Historically, we have shared economies of scope and scale in costs, employees, vendor relationships and customer relationships. While we have entered into short-term transition agreements that govern certain commercial and other relationships between us and NCR, those temporary arrangements may not capture the benefits our businesses enjoyed as a result of being integrated with the other businesses of NCR. The loss of these benefits could have an adverse effect on our business, results of operations and financial condition following the Separation.

•

Generally, our working capital requirements and capital for our general corporate purposes, including acquisitions and capital expenditures, were historically satisfied as part of the corporate-wide cash management policies of NCR. Cash generated by Teradata prior to the Separation from NCR was managed and retained by NCR. Immediately prior to the Separation, NCR transferred $196 million in cash plus a $4 million receivable (collected in October, 2007) to Teradata and, following completion of the Separation, NCR no longer provides the Company with funds to finance our working capital or other cash requirements. Without the opportunity to obtain financing from NCR, we may seek additional financing from banks, through public offerings or private placements of debt or equity securities, strategic relationships or other arrangements, and the terms of those offerings may not be as favorable as those we could have obtained when we were part of NCR.

•	Other significant changes may occur in our cost structure, management, financing and business operations as a result of our operating as a company separate from NCR.

We may be unable to make, on a timely or cost-effective basis, the changes necessary to operate as an independent company, and we will experience increased costs after the Separation or as a result of the Separation.

Following the completion of our Separation, NCR is contractually obligated to provide to us only those transition services specified in the Interim Services and Systems Replication Agreement and the other agreements we entered into with NCR in preparation for the Separation. The expiration date of the Interim Services and Systems Replication Agreement varies by service provided and is generally 18 months from the date of the Separation, subject to extension in some cases for up to six additional months. We may be unable to replace in a timely manner or on comparable terms the services or other benefits that NCR previously provided to us that are not specified in the Interim Services and Systems Replication Agreement or the other agreements. Also, upon the expiration of the Interim Services and Systems Replication Agreement or other agreements, many of the services that are covered in such agreements will be provided internally or by unaffiliated third parties, and we expect that, in some instances, we will incur higher costs to obtain such services than we incurred under the terms of such agreements. In addition, if NCR does not perform effectively the transition services and the other services that are called for under the Interim Services and Systems Replication Agreement and other agreements, we may not be able to operate our business effectively and our profitability may decline. Furthermore, after the expiration of the Interim Services and Systems Replication Agreement and the other agreements, we may be unable to replace in a timely manner or on comparable terms the services specified in such agreements.

Similarly, prior to the Separation, we purchased a wide variety of products and services, including software licenses, from third parties jointly with NCR. We expect to experience some increased costs after the Separation as a result of our inability to continue to purchase products and services on terms that are as favorable to us as those obtained under these joint purchasing arrangements. Although we cannot predict the extent of any such increased costs, it is possible that it could have a material adverse impact on our business and results of operations.

If the distribution, together with certain related transactions, were to fail to qualify as a reorganization for U.S. federal income tax purposes under Sections 368(a)(1)(D) and 355 of the Code, then our stockholders, we and/or NCR might be subject to significant tax liability.

NCR received a private letter ruling from the Internal Revenue Service (“IRS”) substantially to the effect that the Separation, together with certain related transactions, will qualify for tax-free treatment under Sections 355 and 368(a)(1)(D) of the Internal Revenue Code of 1986, as amended (“the Code”). In addition, NCR obtained an opinion from Wachtell, Lipton, Rosen & Katz substantially to the effect that the Separation, together with certain related transactions, will so qualify. The IRS private letter ruling and the opinion relies on certain representations, assumptions and undertakings, including those relating to the past and future conduct of our business, and neither the IRS private letter ruling nor the opinion would be valid if such representations, assumptions and undertakings were incorrect. Moreover, the IRS private letter ruling does not address all the issues that are relevant to determining whether the distribution will qualify for tax-free treatment. Notwithstanding the IRS private letter ruling and opinion, the IRS could determine that the distribution should be treated as a taxable transaction if it determines that any of the representations, assumptions or undertakings that were included in the request for the private letter ruling is false or has been violated or if it disagrees with the conclusions in the tax opinion that are not covered by the IRS ruling.

If the distribution fails to qualify for tax-free treatment, NCR would be subject to tax as if it had sold the common stock of our company in a taxable sale for its fair market value, and our initial public stockholders would be subject to tax as if they had received a taxable distribution equal to the fair market value of our common stock that was distributed to them. Under the Tax Sharing Agreement between NCR and the Company, we would generally be required to indemnify NCR against any tax resulting from the distribution to the extent that such tax resulted from (i) an acquisition of all or a portion of our stock or assets, whether by merger or otherwise, (ii) other actions or failures to act by us or (iii) any of our representations or undertakings being incorrect or violated. Our indemnification obligations to NCR and its subsidiaries, officers and directors are not limited by any maximum amount. If we are required to indemnify NCR or such other persons under the circumstances set forth in the Tax Sharing Agreement, we may be subject to substantial liabilities.

Teradata and NCR might not be able to engage in desirable strategic transactions and equity issuances following the distribution.

To preserve the tax-free treatment to NCR of the Separation, under the Tax Sharing Agreement that we entered into with NCR, for the two-year period following the distribution, we are subject to restrictions with respect to:

•	entering into any transaction pursuant to which all or a portion of our stock would be acquired, whether by merger or otherwise, unless certain tests are met;

•	issuing equity securities beyond certain thresholds;

•	repurchasing 20% or more of Teradata’s outstanding common stock;

•	ceasing to actively conduct the Teradata business; and

•	taking or failing to take any other action that prevents the spin-off and related transactions from being tax-free.

These restrictions may limit our ability to pursue strategic transactions or engage in new business or other transactions that may maximize the value of our business.

Certain contracts still need to be assigned to Teradata from NCR or its affiliates in connection with the Separation, and many of these contracts require the consent of the counterparty to such an assignment.

The Separation and Distribution Agreement provides that in connection with our Separation from NCR, several contracts with customers, suppliers, landlords and other third parties were to be assigned to us from NCR or its affiliates. Certain contract assignments remain to be completed and may require the contractual counterparty’s consent to such an assignment. Similarly, in some circumstances, we and a business unit of NCR are jointly parties to a customer contract, and we need to enter into a new agreement with the customer to assign the portion of the contract related to our business. It is possible that some customers may use the requirement of a consent to seek more favorable terms from us. If we are unable to obtain these consents, we may be unable to obtain the benefits, assets, and contractual commitments which are intended to be allocated to us as part of the Separation.

In connection with the Separation, NCR has indemnified us for certain liabilities. However, there can be no assurance that the indemnity will be sufficient to insure us against the full amount of such liabilities, or that NCR’s ability to satisfy its indemnification obligations is not impaired in the future.

Pursuant to the Separation and Distribution Agreement, NCR has agreed to indemnify us from certain liabilities. This indemnity includes the Fox River environmental matter described in our Form 10. However, third parties could seek to hold us responsible for any of the liabilities that NCR has agreed to retain, and there can be no assurance that the indemnity from NCR will be sufficient to protect us against the full amount of such liabilities, or that NCR will be able to fully satisfy its indemnification obligations. Moreover, even if we ultimately succeed in recovering from NCR any amounts for which we are held liable, we may be temporarily required to bear these losses ourselves. Each of these risks could adversely affect our business, results of operations and financial condition.

Potential liabilities may arise due to fraudulent transfer considerations, which would adversely affect our financial condition and our results of operations.

In connection with the Separation, NCR undertook several corporate restructuring transactions which, along with the Separation, may be subject to federal and state fraudulent conveyance and transfer laws. If, under these laws, a court were to determine that, at the time of the Separation, any entity involved in these restructuring transactions or the Separation:

•	was insolvent,

•	was rendered insolvent by reason of the Separation,

•	had remaining assets constituting unreasonably small capital, or

•	intended to incur, or believed it would incur, debts beyond its ability to pay these debts as they matured,

the court could void the Separation, in whole or in part, as a fraudulent conveyance or transfer. The court could then require our stockholders to return to NCR some or all of the shares of our common stock issued pursuant to the Separation, or require NCR or us, as the case may be, to fund liabilities of the other company for the benefit of creditors. The measure of insolvency will vary depending upon the jurisdiction whose law is being applied. Generally, however, an entity would be considered insolvent if the fair value of its assets was less than the amount of its liabilities or if it incurred debt beyond its ability to repay the debt as it matures.

Item 1B.	UNRESOLVED STAFF COMMENTS

None.

Item 2.	PROPERTIES

As of January 1, 2008, Teradata operated approximately 90 facilities consisting of just over 1.1 million square feet throughout the world. On a square footage basis, 42% of these facilities are owned and 58% are leased. Within the total facility portfolio, Teradata operates 8 research and development facilities totaling approximately 560 thousand square feet, 82% of which is owned. The remaining approximately 540 thousand square feet of space includes office, repair, warehouse and other miscellaneous sites, and is 100% leased. Teradata maintains facilities in approximately 40 countries. Teradata believes its facilities are suitable and adequate to meet its current needs. Teradata is headquartered in Miamisburg, Ohio.

Where commercially and practically feasible, facilities that could be transferred for joint occupancy by NCR and Teradata have been made available to both companies and additional space has been leased by Teradata as needed. Of the total square feet currently used by Teradata, approximately 320 thousand square feet is in a jointly-shared facility with NCR. We believe our facilities are adequate and we have sufficient capacity to meet our current needs.

Item 3.	LEGAL PROCEEDINGS

Information regarding legal proceedings is included in Item 8 of Part II of this Report as part of Note 10 of Notes to Consolidated Financial Statements, “Commitments and Contingencies,” and is incorporated herein by reference.

Item 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

Item 5.	MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Teradata common stock began trading on the New York Stock Exchange under the symbol “TDC” on October 1, 2007. There were approximately 120,000 registered holders of Teradata common stock as of February 29, 2008. The following table presents the high and low closing per share prices of Teradata common stock on the New York Stock Exchange during the calendar quarter indicated.

	Common Stock Closing Market Price
	High	Low
2007
Fourth quarter	$29.08	$23.13

Dividend Policy

Teradata has not paid cash dividends and does not anticipate the payment of cash dividends on Teradata common stock in the immediate future. The declaration of dividends in the future would be subject to the discretion of Teradata’s Board of Directors.

The following graph compares the relative performance of Teradata stock, the Standard & Poor’s 500 Stock Index and the Standard & Poor’s Information Technology Index. This graph covers the three-month period from October 1, 2007 (immediately following the Separation), through December 31, 2007.

Company/Index	October 1, 2007	October 31, 2007	November 30, 2007	December 31, 2007
Teradata Corporation	$100	$108	$98	$104
S&P 500 Index	$100	$100	$96	$95
S&P Information Technology Index	$100	$106	$97	$99

(1)	In each case, assumes a $100 investment immediately following the Separation on October 1, 2007, and reinvestment of all dividends, if any.

Purchases of Equity Securities by the Issuer and Affiliated Purchases

The Company occasionally purchases vested shares of restricted stock from Section 16 officers, at the current market price to cover their withholding taxes. For 2007, the total of these purchases was 37,325 shares at an average price of $28.26 per share.

No stock repurchases had been made as of December 31, 2007. On February 11, 2008, the Board of Directors of the Company authorized two stock repurchase programs. The employee stock dilution offset program is an ongoing, self-funding dilution-mitigation program that uses the cash received from employee share purchases under the Teradata Corporation Employee Stock Purchase Plan and option exercises under the Teradata Corporation 2007 Stock Incentive Plan to repurchase Company common stock on the open market at management’s discretion, in accordance with applicable securities rules regarding issuer repurchases. In addition, the Board authorized a general open market share repurchase program pursuant to which the Company may spend up to $250 million over a two-

year period to repurchase its common stock on the open market at management’s discretion, in accordance with applicable securities rules regarding issuer repurchases. Subsequent to the Company’s customary blackout period surrounding the release of earnings, from February 14, 2008 through February 29, 2008, the Company repurchased approximately 1.6 million shares for approximately $38 million. In order to preserve the tax-free status of the Separation, the accumulated shares repurchased by the Company in the two-year period following the Separation must remain below 20% of the common shares outstanding on September 30, 2007.

Item 6.	TERADATA CORPORATION SELECTED FINANCIAL DATA

	For the Year Ended December 31
In millions, except per share and employee amounts	2007 (1)	2006(2)	2005 (3)	2004 (4)	2003
Revenue	$1,702	$1,547	$1,467	$1,349	$1,203
Income from operations	$320	$302	$284	$199	$124
Other income	$2	$—	$—	$—	$—
Income tax expense	$122	$110	$78	$61	$34
Net income	$200	$192	$206	$138	$90
Net income per common share
Basic	$1.11	$1.06	$1.14	$0.76	$0.50
Diluted	$1.10	$1.06	$1.14	$0.76	$0.50

	At December 31
	2007	2006	2005	2004	2003
Total assets	$1,294	$1,003	$911	$871	$798
Debt	$—	$—	$—	$—	$—
Total stockholders’ equity/parent company equity	$631	$591	$517	$444	$424
Cash dividends	$—	$—	$—	$—	$—
Number of employees	5,900	5,100	4,500	4,100	4,000

(1)

Includes $17 million ($15 million after-tax) for expenses related to the Separation from NCR; a $10 million charge related to a tax rate change in Germany; and an out of period income tax expense adjustment of $7 million relating to prior years.

(2)	Amounts have been revised to correct for the error discussed in Note 2 to the Consolidated Financial Statements.
(3)	Includes income tax benefits totaling $33 million from the favorable settlement of tax audit issues relating to the tax years 1997—1999 and 2000—2002.
(4)	Includes $14 million income tax benefit resulting from the favorable settlement of tax audit issues relating to the period when NCR was a subsidiary of AT&T Corp.

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (“MD&A”)

You should read the following discussion in conjunction with the consolidated financial statements and the notes to those statements included elsewhere in this Annual Report on Form 10-K. This Annual Report on Form 10-K contains certain statements that are forward-looking within the meaning of the Private Securities Litigation Reform Act of 1995. Certain statements contained in the MD&A are forward-looking statements that involve risks and uncertainties. The forward-looking statements are not historical facts, but rather are based on current expectations, estimates, assumptions and projections about our industry, business and future financial results. Our actual results could differ materially from the results contemplated by these forward-looking statements due to a number of factors, including those discussed in other sections of this Annual Report on Form 10-K. See “Risk Factors” and “Forward-looking Statements.”

BUSINESS OVERVIEW

Teradata provides enterprise data warehousing solutions for customers worldwide that combine hardware, software (including the Teradata database software and tools, data mining and analytical applications), and related consulting and support services. These solutions can also include third-party products and services from other leading technology and service partners.

Our solutions enable customers to integrate detailed enterprise-wide data such as customer, financial and operational data into a single data warehouse and provide the analytical capabilities to transform that data into useful information. As a result, customers have a consistent, accurate view of their data and businesses, which gives them more accurate, insightful and timely information when and where they need it so they can make better and faster decisions. This approach provides customers with better insight, faster access to new analytics and less redundancy within their information technology infrastructure so they can maximize business value while minimizing their total cost of ownership.

Our data warehousing technologies provide a high level of performance, scalability, availability and manageability for strategic and operational analytic requirements. Our professional service consultants combine a proven methodology, deep industry expertise and years of hands-on experience to help clients quickly capture business value while minimizing risk. Our customer services professionals provide a single source of support services to allow customers to maximize use and fully leverage the value of their investments in data warehousing.

Through active enterprise intelligence, Teradata is extending the use of traditional data warehousing by integrating advanced analytics into enterprise business processes, allowing companies to combine the analysis of current and historical data so operations personnel can make decisions at the point of contact or service and take action as events occur.

Teradata offers data warehousing solutions to many major industries, including banking/financial services, entertainment (including gaming and media), government, insurance and healthcare, manufacturing, retail, telecommunications, transportation and travel. Teradata delivers its solutions primarily through direct sales channels, as well as through alliances with system integrators, other independent software vendors, value-added resellers and distributors. We deliver our solutions to customers on a global basis, and organize our operations in the following three regions which are also our reportable segments: North America and Latin America (“Americas”), Europe, the Middle East and Africa (“EMEA”), and Asia Pacific and Japan (“APJ”).

REVISION OF PRIOR PERIOD FINANCIAL STATEMENTS

During the fourth quarter of 2007, the Company identified an error related to a sales transaction that was originally recognized in the fourth quarter of 2006. Upon subsequent review, management determined that the transaction, which was made through a reseller, did not meet the conditions for revenue recognition until the first quarter of 2007, when the products were delivered and accepted by the end-user customer. The impact of this error was an overstatement of revenue and net income in the three- and twelve-month periods ended December 31, 2006, and an understatement of revenue and net income in the three-month period ended March 31, 2007. We assessed the materiality of this error on the three- and twelve-month periods ended December 31, 2006, in accordance with the SEC’s Staff Accounting Bulletin No. 99 (“SAB 99”), and concluded that the error was not material to either period. However, we did conclude that the error was material to the three months ended March 31, 2007, as it understated the first quarter results. Accordingly, in accordance with the SEC’s Staff Accounting Bulletin No. 108 (“SAB 108”), the full-year 2006 financial statements presented herein have been revised to correct for the immaterial error and to allow for the correct recording of this transaction in the 2007 consolidated financial statements. The correction resulted in a $13 million reduction in product revenue, a $3 million reduction in cost of products and a $4 million reduction to income tax expense, resulting in a $6 million reduction to net income ($0.04 per diluted share) in the full-year 2006 financial statements. These revenue and expense amounts have subsequently been reflected in the 2007 results. Associated adjustments were also made to decrease accounts receivable by $13 million, increase inventory by $3 million and increase deferred income taxes by $4 million within the December 31, 2006, consolidated balance sheet. The revision had no net impact on Teradata’s net cash provided by operating activities for the twelve months ended December 31, 2006.

2007 FINANCIAL OVERVIEW

As more fully discussed in later sections of this MD&A, the following were significant themes and events for 2007:

•	Revenue increased 10% in 2007 from 2006, driven by strong growth in the EMEA and APJ regions.

•	Gross margin as a percentage of revenue increased to 53.8% in 2007 from 53.6% in 2006.

•	Operating income was $320 million in 2007, up from $302 million in 2006. Operating income in 2007 included separation-related expenses of $17 million.

•

Net income of $200 million in 2007 increased from $192 million in 2006. Net income per common share (diluted) of $1.10 in 2007 compared to $1.06 in 2006. Included in the 2007 results were $0.08 of Separation-related costs and $0.06 of unfavorable tax adjustments.

STRATEGY OVERVIEW

Our strategy is to grow profitability as the global leader of enterprise data warehousing technology and services. We are executing our multi-year strategy to advance enterprise data warehousing as the preferred data warehousing architecture that companies utilize to build their enterprise analytics infrastructure. To do this, we are focused on three core strategies:

•	Increasing our technology capabilities by investing in near real-time (or “active”) data warehousing and advanced development;

•	Expanding our solutions and offers by investing in consulting and support services, applications and partners; and

•	Optimizing our market coverage through effective use of our sales, marketing and services resources.

Further discussion of our business strategy is included in the section entitled “Business” included in Item 1 of this Annual Report on Form 10-K and incorporated herein by reference.

FUTURE TRENDS

We believe that demand for our solutions will continue to increase due to the continued increase in data volumes, the scale and complexity of business requirements, and the growing use of new data elements and more near real-time analytics over time. The adoption by customers of more near real-time analysis for enterprise intelligence is driving more applications, usage and capacity. We expect 2008 full-year revenue growth of approximately 5% to 8%. This outlook for 2008 includes some conservatism due to the potential impact of certain macroeconomic factors on capital spending, particularly in the United States. Also, while the EMEA and APJ segments experienced very strong revenue growth of 18% in 2007, we do not anticipate this same level of revenue growth for these regions in 2008. The size, timing and contracted terms of large customer orders for our products and services can impact, both positively and negatively, our quarterly operating results. While we have seen fluctuations in the information technology environment in the past, our outlook remains positive. We expect that competitive and technological pricing trends will continue at the levels experienced in 2007 and 2006. In 2008, we continue to be committed to new product development and achieving maximum yield from our research and development spending and resources, which are intended to drive revenue growth, and we continue to evaluate opportunities to increase our market coverage. We expect our full-year effective tax rate for 2008 to be approximately 30%.

THE SEPARATION OF TERADATA FROM NCR CORPORATION

The Separation became effective on September 30, 2007, through a distribution of 100% of the common stock of Teradata Corporation to the holders of record of NCR’s common stock. The Separation was completed pursuant to the Separation and Distribution Agreement by which NCR contributed to the Teradata Corporation all of the assets and liabilities associated with the Teradata data warehousing business. We have received a private letter ruling from the Internal Revenue Service indicating that the Separation was tax free to the stockholders, NCR and Teradata for U.S. federal income tax purposes. NCR distributed all of the shares of Teradata Corporation common stock as a dividend on NCR stock as of the record date for the Separation.

RESULTS FROM OPERATIONS FOR THE YEARS ENDED DECEMBER 31, 2007, 2006 AND 2005

In millions	2007	% of Revenue	2006	% of Revenue	2005	% of Revenue
Product revenue	$884	51.9%	$807	52.2%	$786	53.6%
Service revenue	818	48.1%	740	47.8%	681	46.4%

Total revenue	1,702	100%	1,547	100%	1,467	100%

Gross margin
Product gross margin	572	64.7%	518	64.2%	500	63.6%
Service gross margin	344	42.1%	311	42.0%	295	43.3%

Total gross margin	916	53.8%	829	53.6%	795	54.2%

Expenses
Selling, general and administrative expenses	470	27.6%	410	26.5%	391	26.7%
Research and development expenses	126	7.4%	117	7.6%	120	8.2%

Total expenses	596	35.0%	527	34.1%	511	34.8%

Operating income	$320	18.8%	$302	19.5%	$284	19.4%

Teradata revenue increased 10% in 2007 from 2006. The revenue increase included a benefit of 2% from foreign currency fluctuations. The growth was driven by the need for more centralized data warehouse systems and is indicative of customers valuing the analytical capabilities of our solutions and the return on investment they can provide. Product revenue increased 10% in 2007 from 2006, primarily due to capacity expansions and technology upgrades by existing customers, as well as sales to new customers. Service revenue increased 11% in 2007 from 2006, driven by strong growth in both professional services and annuity support services. Product revenue, as a percentage of total revenue, declined in 2007 due to the increase in service revenue in 2007. Operating income was up $18 million in 2007 compared to 2006. The operating income benefited from the higher volume, offset somewhat by higher operating expenses, which included separation-related costs and recurring incremental independent-company costs, as well as higher selling and marketing expenses and increased investment in research and development.

Our revenue increased 5% in 2006 from 2005. Revenue increased due to strong demand for a consolidated, enterprise-wide data warehousing architecture. Foreign currency fluctuations had less than 1% of negative impact on the year-over-year revenue comparison. Product revenue increased 3% in 2006 from 2005, led by growth in the EMEA region. Service revenue increased 9% in 2006 from 2005, primarily due to increases in professional services and annuity support services in the Americas region. Operating income increased $18 million in 2006 from 2005 due primarily to higher volume, offset somewhat by increases in selling and marketing expenses.

Gross Margin

Gross margin as a percentage of revenue for 2007 was higher at 53.8% in 2007 compared to 53.6% in 2006. Product gross margin increased to 64.7% in 2007, compared to 64.2% in 2006. Service gross margin improved to 42.1% in 2007 compared to 42.0% in 2006. The increase in product gross margins was driven primarily by the EMEA and APJ regions. The improvement in total gross margin overcame the adverse mix effect of having a higher growth rate of the lower-margin service revenue (as compared to product revenue) in 2007.

Gross margin as a percentage of revenue for 2006 decreased to 53.6% from 54.2% in 2005. Product gross margin increased to 64.2% for 2006 compared to 63.6% in 2005, primarily due to improved product revenue mix. Service gross margin decreased to 42.0% for 2006 from 43.3% in 2005 as Teradata added professional services resources.

Operating Expenses

Total operating expenses, characterized as “selling, general and administrative expenses” and “research and development expenses,” were $596 million in 2007 compared to $527 million in 2006. As a percentage of revenue, total operating expenses increased to 35.0% in 2007 from 34.1% in 2006. The increase in selling, general and administrative expenses of $60 million included $17 million in separation-related expenses and $8 million of recurring incremental costs subsequent to the Separation as Teradata began operating as an independent publicly-traded company. The remainder of the increase was primarily due to increased selling and marketing expense (consisting of compensation expense as well as marketing, partnering, and pre-sale activities), foreign currency impact and stock-based compensation. Research and development expenses were $9 million higher in 2007 compared to 2006, reflecting increased investment in product development.

Our 2006 operating expenses were $527 million in 2006 compared to $511 million in 2005. As a percentage of revenue, total operating expenses improved to 34.1% in 2006 from 34.8% in 2005. The increase in selling, general and administrative expenses of $19 million was primarily due to a $29 million increase in selling and marketing expenses and a $5 million increase in stock-based compensation as a result of adopting Statement of Financial Accounting Standards No. 123 (revised 2004) (“SFAS 123R”), Share-Based Payment. The increase was partially offset by decreases of $14 million in expenses from NCR for corporate-related functions. The decrease in costs allocated from NCR coincided with its multi-year re-engineering efforts to drive operational improvements through simplification, standardization, globalization and consistency across the organization, which reduced overall costs at the NCR level. Research and development expenditures were lower, primarily due to the timing of the capitalization of software development. For more information on the impact of the timing of software capitalization, see the subhead entitled “Critical Accounting Policies—Capitalized Software” included below in this MD&A section.

Effects of Pension and Postemployment Benefit Plans

Teradata’s pension and postemployment benefit expense for the years ended December 31, 2007, 2006 and 2005, is shown below. Pension and postemployment benefit expenses incurred prior to the Separation were allocated to Teradata by NCR.

In millions	2007	2006	2005
Pension expense	$9	$23	$22
Postemployment expense	15	16	17

Total expense	$24	$39	$39

Teradata recorded $9 million of pension expense in 2007 versus $23 million of pension expense in 2006. This decrease was due primarily to NCR’s action to freeze its U.S. defined pension plans and cease the accrual of additional benefits for all participants in the U.S. plans after December 31, 2006. In connection with the Separation, as discussed in Notes 1 and 8 of Notes to Consolidated Financial Statements, the Company assumed net pension assets and liabilities of $41 million and postemployment liabilities of $50 million.

Income Taxes

The tax rate in 2007 was 37.9%. This rate includes a discrete $10 million charge, or 3.1%, related to a tax rate change in Germany, as well as a $7 million charge, or 2.2%, to correct prior period errors in the calculation of the income tax provision related to intercompany profit eliminations. As the impact of this error was not material to the then current or any prior period, it was recorded in the second quarter of 2007. The 2007 tax rate also included a $6 million tax benefit, or 1.9%, related to the utilization of certain tax attributes associates with foreign sourced income. The tax rate in 2006 was 36.4%. The tax rate in 2005 was 27.5%, and included $33 million or 12% of tax benefits resulting from NCR’s resolution of prior-year tax audits. See Note 6 of Notes to Consolidated Financial Statements for additional information on these prior-year tax items.

Revenue and Gross Margin by Operating Segment

Teradata manages its business in three regions—the Americas, EMEA, and APJ regions—which are also the Company’s operating segments. For purposes of discussing our results by segment, we exclude the impact of certain items, consistent with the manner by which management evaluates the performance of each segment and reports our operating results under Statement of Financial Accounting Standards No. 131 (“SFAS 131”), Disclosures about Segments of an Enterprise and Related Information. This format is useful to investors because it allows analysis and comparability of operating trends. It also includes the same information that is used by Teradata management to make decisions regarding the segments and to assess our financial performance. The discussion of our segment results describes the changes in results as compared to the prior year period. These changes do not represent changes in long-term trends. The effect of certain corporate-related items has been excluded from the segment gross margin for each reporting segment presented and discussed below. Teradata does not use corporate-level selling, general and administrative, or research and development expenses to measure the performance of the regional operating segments. Our segment results are reconciled to total company results reported under GAAP in Note 13 of Notes to Consolidated Financial Statements.

The following table presents revenue and operating performance by segment for the years ended December 31:

In millions	2007	% of Revenue	2006	% of Revenue	2005	% of Revenue
Revenue
Americas	$964	57%	$920	60%	$861	59%
EMEA	424	25%	360	23%	340	23%
APJ	314	18%	267	17%	266	18%

Total revenue	1,702	100%	1,547	100%	1,467	100%

Segment gross margin
Americas	560	58.1%	545	59.2%	507	58.9%
EMEA	207	48.8%	168	46.7%	165	48.5%
APJ	159	50.6%	126	47.2%	130	48.9%

Total segment gross margin	$926	54.4%	$839	54.2%	$802	54.7%

Americas Revenue increased 5% in 2007 from 2006, largely driven by growth in service revenue. The revenue growth included 1% of benefit from foreign currency fluctuations. Gross margin as a percentage of revenue decreased to 58.1% for 2007, from 59.2% for 2006, driven primarily by reduced service margins.

Revenue increased 7% in 2006 from 2005, primarily driven by increased service revenue. Gross margin as a percentage of revenue increased to 59.2% in 2006, from 58.9% in 2005, with improved margin rates slightly offset by the impact of a higher mix of service revenue as compared to the prior year.

EMEA Revenue increased 18% in 2007 from 2006, with double-digit growth in both product and service revenue. The revenue growth included 7% of benefit from foreign currency fluctuations. Gross margin as a percentage of revenue increased to 48.8% in 2007, from 46.7% in 2006, with improvements in both product and service margin. The improvement in gross margin rates was offset somewhat by the increased mix of lower-margin services revenue.

Revenue increased 6% in 2006 from 2005, with increases in both product and service revenue. The revenue growth included 1% of benefit from foreign currency fluctuations. Gross margin as a percentage of revenue decreased to 46.7% in 2006, from 48.5% in 2005. The reduction was primarily driven by lower service margins.

APJ Revenue increased 18% in 2007 from 2006, led predominantly by growth in product revenue. The revenue growth included 3% of benefit from foreign currency fluctuations. Gross margin as a percentage of revenue was 50.6% in 2007, up from 47.2% in 2006, driven by the greater mix of product revenue, as well as improved product margins.

Revenue was roughly flat in 2006 from 2005. Revenue in 2006 included 2% of negative impact from foreign currency fluctuations. Gross margin as a percentage of revenue decreased to 47.2% in 2006, from 48.9% in 2005. The reduction was primarily related to lower service margins.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

Prior to the Separation, Teradata’s financial resources were provided by NCR, which managed cash and cash equivalents on a centralized basis. Cash receipts associated with Teradata’s business were transferred to NCR on a daily basis, and NCR funded Teradata’s cash disbursements. These net cash transfers were reflected in parent company equity in Teradata’s historical financial statements.

Upon the Separation, the Company received $196 million in cash from NCR, plus a note receivable for another $4 million in cash. The balance of the note from NCR was collected in October 2007. In addition, on October 1, 2007, the Company entered into a five-year, $300 million unsecured revolving credit facility. This credit facility contains certain representations and warranties; conditions; affirmative, negative and financial covenants; and events of default customary for such facilities. For most borrowings, Teradata would anticipate choosing a floating rate based on the London Interbank Offered Rate (“LIBOR”). If the facility had been fully drawn at December 31, 2007, the spread over the LIBOR would have been 32 basis points (for an interest rate of 5.04%, assuming a 6 month borrowing term) given Teradata’s leverage ratio at that date. As of December 31, 2007, the Company had no borrowings outstanding under this revolving credit facility and was in compliance with all covenants. Also in connection with the Separation, the Company assumed pension and postemployment benefit obligations and plan assets relating to the Teradata business. The unfunded portion of the pension and postemployment obligations at December 31, 2007, were $41 million and $53 million, respectively.

Management believes Company cash flows from operations and the $300 million credit facility will be sufficient to satisfy future working capital, research and development activities, capital expenditures, pension contributions and other financing requirements for the foreseeable future. The Company’s ability to generate positive cash flows from operations is dependent on general economic conditions, competitive pressures, and other business and risk factors described elsewhere in this Annual Report. If the Company is unable to generate sufficient cash flows from operations, or otherwise to comply with the terms of the credit facilities, the Company may be required to seek additional financing alternatives.

Teradata’s management uses a non-GAAP measure called “free cash flow,” which we define as net cash provided by operating activities less capital expenditures for property, plant and equipment, and additions to capitalized software, to assess the financial performance of the Company. Free cash flow does not have a uniform definition under GAAP; and therefore, Teradata’s definition may differ from other companies’ definitions of this measure. The components that are used to calculate free cash flow are GAAP measures that are taken directly from the consolidated statements of cash flows. We believe that free cash flow information is useful for investors because it relates the operating cash flow of the Company to the capital that is spent to continue and improve business operations. In particular, free cash flow indicates the amount of cash available after capital expenditures for, among other things, investments in the Company’s existing businesses, strategic acquisitions, repurchase of Teradata stock and repayment of debt obligations. Free cash flow does not represent the residual cash flow available for discretionary expenditures since there may be other non-discretionary expenditures that are not deducted from the measure. This non-GAAP measure should not be considered a substitute for, or superior to, cash flows from operating activities under GAAP.

The table below shows net cash provided by operating activities and capital expenditures for the following periods:

In millions	2007	2006	2005
Net cash provided by operating activities	$387	$219	$192

Less:
Expenditures for property, plant and equipment	(50)	(20)	(18)
Additions to capitalized software	(50)	(48)	(37)

Free cash flow	$287	$151	$137

Cash provided by operating activities increased by $168 million in 2007, while capital expenditures increased by $32 million, resulting in a net increase in free cash flow of $136 million compared to 2006. The increase in cash provided by operating activities was primarily due to higher net income, increased deferred income tax expense, increased payables and accrued expenses, offset somewhat by an increase in receivables. The increase in deferred income tax expense was primarily related to the amortization of capitalized research and development credits and a $10 million charge related to a tax rate change in Germany. Receivables increased due to several factors related to the Separation. These included such things as customer payments on Teradata invoices that were issued prior to the Separation that were collected by NCR prior to year-end but were not submitted to Teradata before December 31, 2007, and an increase in value-added tax (“VAT”) receivables (prior to the Separation, most VAT due from customers was not recorded as part of Teradata’s receivables balances). Lastly, there was an increase compared to the prior year in billings in the second half of the fourth quarter that were not collected prior to year-end. Accounts payable increased largely due to transition activities and increased volume with key suppliers, especially as it relates to year-end activity. Transition activities primarily consisted of payments made by NCR on Teradata’s behalf because the original purchase order was placed by NCR. These payments made by NCR are subsequently recorded by the Company as payables back to NCR. Capital expenditures were higher in 2007 largely due to activity related to the Separation, including investments in the Company’s IT infrastructure and the acquisition of a corporate aircraft.

Cash provided by operating activities increased by $27 million in 2006, while capital expenditures increased by $13 million, resulting in a net increase in free cash flow of $14 million compared to 2005. The increase in cash from operating activities was primarily driven by higher net income (net of non-cash items). The increase in net income was partially offset by higher receivables. The increase in capital expenditures was largely due to increased investment in software development.

Financing activities and certain other investing activities are not included in our calculation of free cash flow. These other investing activities primarily consisted of acquisition-related activity. Teradata’s financing activities consisted primarily of net cash transfers to NCR of $216 million (prior to the Separation, cash generated by Teradata was contributed to NCR), and a $200 million cash inflow from NCR based on the Separation.

In 2007, the Company identified certain errors in the calculation of deferred tax assets and liabilities that resulted in an overstatement of net deferred tax assets and parent company equity in periods prior to the Separation, which were determined to be immaterial to previously issued financial statements. In 2007, the Company corrected the error by reducing net deferred tax assets and parent company equity by approximately $43 million. This adjustment is included in the “Net transfers to parent” in the Consolidated Statement of Changes in Stockholders’ Equity. The adjustment had no effect on previously reported income tax expense, net income or cash.

On February 11, 2008, the Board of Directors of the Company authorized two stock repurchase programs. The employee stock dilution offset program is an ongoing self-funding, dilution-mitigation program that uses the cash received from employee share purchases under the Teradata Corporation Employee Stock Purchase Plan and option exercises under the Teradata Corporation 2007 Stock Incentive Plan to repurchase Company common stock on the open market at management’s discretion, in accordance with applicable securities rules regarding issuer repurchases. In addition, the Board authorized a general open market share repurchase program pursuant to which the Company may spend up to $250 million over a two-year period to repurchase its common stock on the open market at management’s discretion, in accordance with applicable securities rules regarding issuer repurchases. No stock repurchases had been made by the Company as of December 31, 2007. Subsequent to the Company’s customary blackout period surrounding the release of earnings, from February 14, 2008 through February 29, 2008, the Company repurchased approximately 1.6 million shares for approximately $38 million. In order to preserve the tax-free status of the Separation, the accumulated shares repurchased in the two-year period following the Separation must remain below 20% of the common shares outstanding on September 30, 2007.

Contractual and Other Commercial Commitments. In the normal course of business, we enter into various contractual obligations that impact, or could impact, our liquidity. The following table and discussion outlines our material obligations at December 31, 2007, with projected cash payments in the periods shown:

In millions	Total Amounts	2008	2009- 2010	2011- 2012	2013 and Thereafter
Lease obligations	$63	$15	$23	$16	$9
Purchase obligations	158	131	12	12	3

Total lease and purchase obligations	$221	$146	$35	$28	$12

Our lease obligations in the above table include Company-only facilities in various domestic and international locations, as well as leases from NCR for properties that are currently owned by NCR and partially utilized by the Company. Purchase obligations are committed purchase orders and other contractual commitments for goods and services, and include contractual payments in relation to service agreements with Accenture and NCR for ongoing transaction services.

We also have product warranties and several guarantees to third parties, as well as postemployment and international pension obligations that may affect future cash flow. These items are not included in the table of obligations shown above. Product warranties and third-party guarantees are described in detail in Note 10 of Notes to Consolidated Financial Statements. Postemployment and pension obligations are described in detail in Note 8 of Notes to Consolidated Financial Statements.

Off-Balance Sheet Arrangements. We do not participate in transactions that generate relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities (“SPE”), which would have been established for the purpose of facilitating off-balance sheet arrangements or for other contractually narrow or limited purposes. As of December 31, 2007, we were not involved in any material unconsolidated SPE transactions.

Please see Note 10, “Commitments and Contingencies,” in Notes to Consolidated Financial Statements for additional information on guarantees associated with Teradata’s business activities.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Our financial statements are prepared in accordance with GAAP. In connection with the preparation of these financial statements, we are required to make assumptions, estimates and judgments that affect the reported amounts of assets, liabilities, revenues, expenses and the related disclosure of contingent liabilities. These assumptions, estimates and judgments are based on historical experience and assumptions that are believed to be reasonable at the time. However, because future events and their effects cannot be determined with certainty, the determination of estimates requires the exercise of judgment. Our critical accounting policies are those that require assumptions to be made about matters that are highly uncertain. Different estimates could have a material impact on our financial results. Judgments and uncertainties affecting the application of these policies and estimates may result in materially different amounts being reported under different conditions or circumstances. Our management periodically reviews these estimates and assumptions to ensure that our financial statements are presented fairly and are materially correct.

In many cases, the accounting treatment of a particular transaction is specifically dictated by GAAP and does not require significant management judgment in its application. There are also areas in which management’s judgment in selecting among available alternatives would not produce a materially different result. The significant accounting policies and estimates that we believe are the most critical to aid in fully understanding and evaluating our reported financial results are discussed in the paragraphs below. Teradata’s senior management has reviewed these critical accounting policies and related disclosures with our independent registered public accounting firm and the Audit Committee of Teradata’s Board of Directors (see Note 1 of Notes to Consolidated Financial Statements, which contains additional information regarding our accounting policies and other disclosures required by GAAP).

Revenue Recognition

Teradata’s solution offerings typically include hardware, software, software subscriptions, maintenance support services and other professional consulting services. Teradata records revenue when it is realized, or realizable, and earned. Teradata considers these requirements met when: (a) persuasive evidence of an arrangement exists; (b) the products or services have been delivered to the customer; (c) the sales price is fixed or determinable and free of contingencies or significant uncertainties; and (d) collectibility is reasonably assured. Our judgment is required in assessing the probability of collection, which is generally based on evaluation of customer-specific information, historical collection experience and economic market conditions. If market conditions decline, or if the financial condition of our customers deteriorates, we may be unable to determine that collectibility is probable, and we could be required to defer the recognition of revenue until we receive customer payments. Teradata reports revenue net of any taxes assessed by governmental authorities that are imposed on and concurrent with specific revenue-producing transactions. Teradata delivers its solutions primarily through direct sales channels, as well as through alliances with system integrators, other independent software vendors and distributors, and value-added resellers.

Substantially all of Teradata’s solutions contain software that is more than incidental to the hardware and services. The typical solution requires no significant production, modification or customization of the software or hardware, and the software is not essential to the functionality of the hardware. Revenue related to software and software-related elements are recognized under Statement of Position 97-2, Software Revenue Recognition. Revenue for hardware and related installation services is recognized under Staff Accounting Bulletin No. 104 (“SAB 104”), Revenue Recognition. For software and software-related elements, Teradata allocates revenue to each element based upon its fair value as determined by vendor-specific objective evidence (“VSOE”). VSOE of fair value is based upon the normal pricing and discounting practices for those products and services when sold separately. These elements often involve delivery or performance at different periods of time. Revenue for software is generally recognized upon delivery with the hardware. Revenue for software subscriptions, which provide for unspecified upgrades or enhancements on a when-and-if-available basis, is recognized straight-line over the term of the subscription arrangement. Revenue for maintenance support services is also recognized on a straight-line basis over the term of the service contract. Revenue for other professional consulting services is recognized as services are provided. In certain instances, customer acceptance is required prior to the passage of title and risk of loss of the delivered products. In such cases, no revenue is recognized until the customer acceptance is obtained. Delivery and acceptance generally occur in the same reporting period.

For arrangements involving multiple deliverables, where the deliverables include software and non-software products and services, Teradata applies the provisions of Emerging Issues Task Force Issue No. 00-21, Revenue Arrangements with Multiple Deliverables, to separate the deliverables and allocate the total arrangement consideration. Accordingly, Teradata evaluates each deliverable to determine whether it represents a separate unit of accounting based on the following criteria: (a) whether the delivered item has value to the customer on a stand-alone basis; (b) whether there is objective and reliable evidence of the fair value of the undelivered items; and (c) if the contract includes a general right of return relative to the delivered item, delivery or performance of the undelivered items is considered probable and substantially in the control of Teradata. If objective and reliable evidence of fair value exists for all units of accounting in the arrangement, revenue is allocated to each unit of accounting based on relative fair values. Each unit of accounting is then accounted for under the applicable revenue recognition guidance. In situations where there is objective and reliable evidence of fair value for all undelivered elements, but not for delivered elements, the residual method is used to allocate the arrangement’s consideration. Under the residual method, the fair value of the undelivered elements is deferred, and the remaining portion of the arrangement fee is allocated to the delivered elements and is recognized as revenue.

Revenue recognition for complex contractual arrangements requires a greater degree of judgment, including a review of specific contracts, past experience, creditworthiness of customers, international laws and other factors. We must also apply judgment in determining all elements of the arrangement, and in determining the fair value of each element, considering the price charged for each product, and applicable renewal rates for services. Changes in judgments about these factors could impact the timing and amount of revenue recognized between periods.

Capitalized Software

We account for research and development costs in accordance with applicable accounting pronouncements, including Statement of Financial Accounting Standards No. 2 (“SFAS 2”), Accounting for Research and Development Costs, and Statement of Financial Accounting Standards No. 86 (“SFAS 86”), Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed. SFAS 86 specifies that costs incurred internally in researching and developing a computer software product should be charged to expense until technological feasibility has been established for the product. Technological feasibility is established when all planning, designing, coding and testing activities that are necessary to establish that the product can be produced to meet its detailed design specifications. In the absence of a detailed program design, a working model is used to establish technological feasibility. Once technological feasibility is established, all software costs are capitalized until the product is available for general release to customers. Judgment is required in determining when technological feasibility of a product is established. The timing of when various research and development projects become technologically feasible or ready for release can cause fluctuation in the amount of research and development costs that are expensed or capitalized in any given period, thus impacting our reported profitability for that period.

Income Taxes

We account for income taxes in accordance with Statement of Financial Accounting Standards No. 109 (“SFAS 109”), Accounting for Income Taxes, which recognizes deferred tax assets and liabilities based on the differences between the financial statement carrying amounts and the tax basis of assets and liabilities. The deferred tax assets and liabilities are determined based on the enacted tax rates expected to apply in the periods in which the deferred tax assets or liabilities are expected to be settled or realized. Teradata’s operating results were included in NCR’s U.S. and state income tax returns prior to the Separation. The provision for income tax in Teradata’s consolidated financial statements prior to the Separation was determined on a separate-return basis. Significant judgment is required in determining our worldwide income tax provision. In the ordinary course of a global business, there are many transactions and calculations where the ultimate tax outcome is uncertain. Some of these uncertainties arise as a consequence of revenue sharing and cost reimbursement arrangements among related entities, the process of identifying items of revenue and expense that qualify for preferential tax treatment, and segregation of foreign and domestic income and expense to avoid double taxation. Although we believe our estimates are reasonable, the final tax outcome of these matters could be different from that which is reflected in our historical income tax provisions and accruals. Such difference could have a material effect on our income tax provision, net income and accruals in the period in which such determination is made.

Our effective tax rate may include the impact of certain undistributed foreign earnings for which no U.S. taxes have been provided because such earnings may be planned to be indefinitely reinvested outside of the United States. Repatriation of foreign earnings to the U.S. will be based on a plan of projected cash flow, working capital and investment needs of foreign and domestic operations. Based on these assumptions, we will estimate the amount that will be distributed to the U.S. and will provide U.S. federal taxes on these amounts. Material changes in our estimates could impact our effect tax rate.

We adopted FASB Interpretation No. 48 (“FIN 48”), Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109, on January 1, 2007. FIN 48 clarifies the accounting for uncertainty in income taxes by prescribing thresholds and attributes for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, and disclosure. Under FIN 48, we may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon settlement. The adoption of FIN 48 did not impact our results of operations or net assets. In accordance with the Tax Sharing Agreement between NCR and Teradata, NCR is responsible for all taxes reported on any separate or joint return of NCR, which may also include Teradata for periods prior to the Separation. As of December 31, 2007, the Company has no unrecognized tax benefits.

We regularly review our deferred tax assets for recoverability and establish a valuation allowance if it is more likely than not that some portion or all of a deferred tax asset will not be realized. The determination as to whether a deferred tax asset will be realized is made on a jurisdictional basis and is based on the evaluation of positive and negative evidence. This evidence includes historical taxable income, projected future taxable income, the expected timing of the reversal of existing temporary differences and the implementation of tax planning strategies. Projected future taxable income is based on expected results and assumptions as to the jurisdiction in which the income will be earned. The expected timing of the reversals of existing temporary differences is based on current tax law and our tax methods of accounting. We periodically evaluate estimates and judgments related to uncertain tax positions, including transfer pricing-related risks and, when necessary, establish contingency reserves to account for uncertain tax positions. As more information is obtained via the settlement of tax audits and through other pertinent information, these projections and estimates are reassessed and may be adjusted accordingly.

If we are unable to generate sufficient future taxable income, or if there is a material change in the actual effective tax rates or the time period within which the underlying temporary differences become taxable or deductible, or if the tax laws change unfavorably, then we could be required to increase our valuation allowance against our deferred tax assets, resulting in an increase in our effective tax rate. The impact to our effective tax rate would be an increase of one percentage point for each increase of $3 million to the valuation allowance as of December 31, 2007.

We had valuation allowances of $5 million as of December 31, 2007, related to certain deferred income tax assets, in jurisdictions where there is uncertainty as to ultimate realization of a benefit from those tax assets.

Stock-based Compensation

We account for employee stock-based compensation costs in accordance with SFAS 123R, which requires us to measure compensation cost for stock awards at fair value and recognize compensation expense over the service period for which awards are expected to vest. We utilize the Black-Scholes option pricing model to estimate the fair value of stock-based compensation at the date of grant, which requires the input of highly subjective assumptions, including expected volatility and expected holding period. Further, as required under SFAS 123R, we estimate forfeitures for options granted, which are not expected to vest. The estimation of stock awards that will ultimately vest requires judgment, and to the extent that actual results or updated estimates differ from our current estimates, such amounts will be recorded as a cumulative adjustment in the period in which estimates are revised. We consider many factors when estimating expected forfeitures, including types of awards and historical experience. Actual results and future changes in estimates may differ substantially from our current estimates.

In addition, we have performance-based awards that vest only if specific performance conditions are satisfied, typically at the end of an award’s three-year performance period. The number of shares that will be earned can vary based on actual performance. No shares will vest if the threshold objectives are not met. In the event the objectives are exceeded, additional shares will vest, up to a maximum payout of 150%. The cost of these awards is expensed over the performance period based upon management’s estimate and analysis of future earnings as compared to the performance criteria. Because the actual number of shares to be awarded is not known until the end of the performance period, the actual compensation expense related to these awards could differ from our current expectations.

Pension and Postemployment Benefits

We account for defined benefit pension plans in accordance with Statement of Financial Accounting Standards No. 87 (“SFAS 87”), Employers’ Accounting for Pensions, which requires that amounts recognized in financial statements be determined on an actuarial basis. Our postemployment plans are accounted for in accordance with Statement of Financial Accounting Standards No. 112 (“SFAS 112”), Employers’ Accounting for Postemployment Benefits. Beginning December 31, 2006, we also apply Statement of Financial Accounting Standards No. 158 (“SFAS 158”), Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, which amends each of these two standards, primarily relative to balance sheet presentation and disclosure requirements. Prior to the Separation, we accounted for pension and postemployment benefit costs under the multiemployer plan approach.

We have pension and postemployment benefit costs and credits, which are developed from actuarial valuations. Actuarial assumptions attempt to anticipate future events and are used in calculating the expense and liability relating to these plans. These factors include assumptions we make about interest rates, expected investment return on plan assets, total and involuntary turnover rates, and rates of future compensation increases. In addition, our actuarial consultants also use subjective factors such as withdrawal rates and mortality rates to develop our valuations. We generally review and update these assumptions on an annual basis at the beginning of each fiscal year. We are required to consider current market conditions, including changes in interest rates, in making these assumptions. The actuarial assumptions that we use may differ materially from actual results due to changing market and economic conditions, higher or lower withdrawal rates, or longer or shorter life spans of participants. These differences may result in a significant impact to the measurement of our pension and postemployment benefit obligations, and to the amount of pension and postemployment benefits expense we have recorded or may record. For example, as of December 31, 2007, a one-half percent increase/decrease in the discount rate would change the accumulated benefit obligation of our pension plans by $4 million, and a one percent increase/decrease in our involuntary turnover assumption would change our postemployment benefit obligation by $18 million.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

A discussion of recently issued accounting pronouncements is described in Note 1 of Notes to Consolidated Financial Statements, and we incorporate such discussion in this MD&A by reference and make it a part thereof.

Item 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company employs a foreign currency hedging strategy to limit potential losses in earnings or cash flows from adverse foreign currency exchange rate movements. Foreign currency exposures arise from transactions denominated in a currency other than the Company’s functional currency and from foreign denominated revenue and profit translated into U.S. dollars. The primary currencies to which the Company is exposed include the Euro, the British Pound, the Japanese Yen, the Canadian dollar, the Australian dollar, and other Asian and South American currencies. Exposures are hedged with foreign currency forward contracts with maturity dates of twelve months or less. The potential loss in fair value at December 31, 2007, for such contracts resulting from a hypothetical 10% adverse change in all foreign currency exchange rates is approximately $5 million. This loss would be mitigated by corresponding gains on the underlying exposures.

Item 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Management’s Responsibility for Financial Statements

We are responsible for the preparation, integrity and objectivity of our consolidated financial statements and other financial information presented in our annual report. The accompanying consolidated financial statements were prepared in accordance with accounting principles generally accepted in the United States of America and include certain amounts based on currently available information and our judgment of current conditions and circumstances.

PricewaterhouseCoopers LLP, our independent registered public accounting firm, is engaged to perform audits of our consolidated financial statements. These audits are performed in accordance with the standards of the Public Company Accounting Oversight Board (United States). Our independent registered public accounting firm was given unrestricted access to all financial records and related data, including minutes of all meetings of shareholders, the Board of Directors and committees of the Board.

The Audit Committee of the Board of Directors, consisting entirely of independent directors who are not employees of Teradata, monitors our accounting, reporting and internal control structure. Our independent registered public accounting firm, internal auditors and management have complete and free access to the Audit Committee, which periodically meets directly with each group to ensure that their respective duties are being properly discharged.

/s/ Michael F. Koehler	/s/ Stephen M. Scheppmann
Michael F. Koehler	Stephen M. Scheppmann
President and Chief Executive Officer	Executive Vice President and Chief Financial Officer

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Teradata Corporation:

In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a)(1) present fairly, in all material respects, the financial position of Teradata Corporation and its subsidiaries at December 31, 2007 and 2006, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2007 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 1 to the consolidated financial statements, the Company changed the manner in which it accounts for share-based compensation in 2006.

/s/ PricewaterhouseCoopers LLP

Cincinnati, Ohio

March 3, 2008

TERADATA CORPORATION

Consolidated Statements of Income

In millions, except per share amounts

For the year ended December 31	2007	2006	2005
Revenue
Product revenue	$884	$807	$786
Service revenue	818	740	681

Total revenue	1,702	1,547	1,467

Operating expenses
Cost of products	312	289	286
Cost of services	474	429	386
Selling, general and administrative expenses	470	410	391
Research and development expenses	126	117	120

Total operating expenses	1,382	1,245	1,183

Income from operations	320	302	284
Interest income	(2)	—	—

Income before income taxes	322	302	284
Income tax expense	122	110	78

Net income	$200	$192	$206

Net income per common share
Basic	$1.11	$1.06	$1.14
Diluted	$1.10	$1.06	$1.14

Weighted average common shares outstanding
Basic	180.8	180.7	180.7
Diluted	181.3	180.7	180.7

The accompanying notes are an integral part of the consolidated financial statements.

TERADATA CORPORATION

Consolidated Balance Sheets

In millions, except per share amounts

At December 31	2007	2006
Assets
Current Assets
Cash and cash equivalents	$270	$—
Accounts receivable, net	507	379
Inventories, net	51	39
Other current assets	45	84

Total current assets	873	502

Property, plant and equipment, net	94	64
Capitalized software, net	61	59
Goodwill	90	90
Deferred income taxes	140	265
Other assets	36	23

Total assets	$1,294	$1,003

Liabilities and stockholders’ equity
Current liabilities
Accounts payable	$120	$67
Payroll and benefits liabilities	88	78
Deferred revenue	246	194
Other current liabilities	118	54

Total current liabilities	572	393

Pension and other postemployment plan liabilities	88	—
Other liabilities	3	19

Total liabilities	663	412

Commitments and contingencies (Note 10)

Stockholders’ equity
Preferred stock: par value $0.01 per share, 100.0 shares authorized, no shares issued and outstanding at December 31, 2007 and 2006 respectively	—	—
Common stock: par value $0.01 per share, 500.0 shares authorized, 181.0 shares issued and outstanding at December 31, 2007; no shares issued and outstanding at December 31, 2006	2	—
Paid-in capital	555	—
Retained earnings	79	—
Parent company investment	—	573
Accumulated other comprehensive (loss) income	(5)	18

Total stockholders’ equity	631	591

Total liabilities and stockholders’ equity	$1,294	$1,003

The accompanying notes are an integral part of the consolidated financial statements

TERADATA CORPORATION

Consolidated Statements of Cash Flows

In millions

For the year ended December 31	2007	2006	2005
Operating activities
Net income	$200	$192	$206
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	68	55	55
Stock-based compensation expense	17	9	1
Deferred income taxes	80	(14)	(18)
Non-cash income tax adjustment	—	—	(33)
Changes in assets and liabilities:
Receivables	(128)	(29)	(16)
Inventories	(12)	(10)	(5)
Current payables and accrued expenses	71	1	(2)
Deferred revenue	52	15	10
Employee severance and pension	2	—	—
Other assets and liabilities	37	—	(6)

Net cash provided by operating activities	387	219	192

Investing activities
Expenditures for property, plant and equipment	(50)	(20)	(18)
Additions to capitalized software	(50)	(48)	(37)
Other investing activities, net	(4)	(21)	(8)

Net cash used in investing activities	(104)	(89)	(63)

Financing activities
Cash contributions from parent	200	—	—
Transfer to parent, net	(216)	(130)	(129)
Excess tax benefit from stock-based compensation	1	—	—
Other financing activities, net	1	—	—

Net cash used in financing activities	(14)	(130)	(129)

Effect of exchange rate changes on cash and cash equivalents	1	—	—

Increase in cash and cash equivalents	270	—	—
Cash and cash equivalents at beginning of year	—	—	—

Cash and cash equivalents at end of year	$270	$—	$—

Supplemental data
Cash paid during the year for:
Income taxes	$1	$—	$—
Interest	$—	$—	$—

The accompanying notes are an integral part of the consolidated financial statements

TERADATA CORPORATION

Consolidated Statements of Changes in Stockholders’ Equity

In millions

	Common Stock		Paid-in	Retained	Accumulated Other Comprehensive	Parent Company		Comprehensive Income for the
	Shares	Amount	Capital	Earnings	Income (Loss)	Investment	Total	Year Ended
December 31, 2004	—	$—	$—	$—	$20	$424	$444
Employee stock compensation allocated from NCR						1	1
Net income						206	206	$206
Currency translation adjustments					(5)		(5)	(5)
Net transfers to parent						(129)	(129)

December 31, 2005	—	—	—	—	15	502	517	$201

Employee stock compensation allocated from NCR						9	9
Net income						192	192	$192
Currency translation adjustments					3		3	3
Net transfers to parent						(130)	(130)

December 31, 2006	—	—	—	—	18	573	591	$195

Employee stock compensation allocated from NCR						11	11
Net income				79		121	200	$200
Net transfers to parent						(259)	(259)
Contribution of net assets to Teradata Corporation and issuance of shares to parent (Note 1)	181	2	548		(30)	(446)	74
Employee stock compensation plans			6				6
Income tax benefit from stock compensation plans			1				1
Currency translation adjustments					7		7	7

December 31, 2007	181	$2	$555	$79	$(5)	$—	$631	$207

The accompanying notes are an integral part of the consolidated financial statements

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 Description of Business, Separation, Basis of Presentation and Significant Accounting Policies

Description of the Business. Teradata Corporation (“Teradata” or “the Company”) provides enterprise data warehousing solutions for customers worldwide that combine hardware, software (including the Teradata database and tools, data mining and analytical applications), and related consulting and support services.

The Separation. On August 27, 2007, the Board of Directors of NCR Corporation, the Company’s former parent, approved the separation of NCR into two independent, publicly traded companies through the distribution of 100% of its Teradata data warehousing business to shareholders of NCR (the “Separation”).

To effect the Separation, Teradata Corporation, a Delaware corporation, was formed on March 27, 2007, as a wholly-owned subsidiary of NCR. Immediately prior to the Separation, the assets and liabilities of the Teradata data warehousing business of NCR were transferred to Teradata Corporation in return for 180.7 million shares of Teradata Corporation common shares. NCR accomplished the Separation through a distribution of one share of Teradata Corporation common stock for each share of NCR common stock on September 30, 2007, to NCR shareholders of record as of September 14, 2007.

Significant Non-Cash Financing and Investing Activities. In connection with the Separation, the Company executed the following transactions, which involved no cash:

•	NCR distributed 180.7 million shares of Teradata common stock to holders of NCR common stock

•	NCR’s historical net investment in Teradata, $446 million immediately prior to the Separation, was reclassified to additional paid-in capital

•

NCR transferred to the Company certain postemployment liabilities and international pension assets and liabilities totaling $91 million, of which $30 million, net of tax, was recorded in accumulated other comprehensive income (loss)

•

Reduced deferred tax assets by $82 million for net operating losses and other tax attributes retained by NCR, and increased net deferred tax assets and liabilities by $20 million for changes in tax bases of certain assets and liabilities resulting from the Separation, including the assumed pension and postemployment net obligations

•	Reduced income tax accruals by $19 million as such liabilities were retained by NCR in accordance with the Tax Sharing Agreement between NCR and the Company

The assets and liabilities transferred to the Company from NCR at September 30, 2007, also included $196 million in cash and a $4 million receivable, which was collected from NCR in October 2007.

Basis of Presentation. The financial statements for periods ending on or after the Separation are presented on a consolidated basis and include the accounts of the Company and its majority-owned subsidiaries. The financial statements for the periods presented prior to the Separation include the assets, liabilities, operating results and cash flows of the Teradata data warehousing business of NCR Corporation. The assets and liabilities presented have been reflected on a historical basis, as prior to the Separation such assets and liabilities were 100% owned by NCR. Changes in parent company equity represents NCR’s net investment in Teradata, prior to the Separation, after giving effect to the net income of Teradata and net cash transfers to and from NCR.

The historical financial statements include allocations of certain NCR corporate expenses, including treasury, accounting, tax, legal, internal audit, human resources, severance, pension, public and investor relations, general management, real estate, shared information technology systems, procurement and other statutory functions such as board of directors and other centrally managed employee benefit arrangements that benefit the Teradata business. These costs include the cost of salaries, benefits (including stock-based compensation) and other related costs. The Company was allocated $96 million in 2007 (prior to the Separation), $122 million in 2006 and $139 million in 2005 of general corporate overhead expenses incurred by NCR.

Management believes that the assumptions and methodologies underlying the allocation of general corporate overhead expenses from NCR are reasonable. However, such expenses may not be indicative of the actual level of expense that would have been incurred by the Company if it had operated as an independent, publicly traded company or of the costs expected to be incurred in the future. As such, the financial information herein may not necessarily reflect the financial position, results of operations and cash flows of the Company in the future or what it would have been had the Company been an independent, publicly traded company during the periods presented. Refer to Note 5 for further information regarding allocated expenses.

Use of Estimates. The preparation of financial statements in conformity with GAAP requires management to make estimates and judgments that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and revenues and expenses during the period reported. Actual results could differ from those estimates.

Revenue Recognition. Teradata’s solution offerings typically include hardware, software, software subscriptions, maintenance support services and other professional consulting services. Teradata records revenue when it is realized, or realizable, and earned. Teradata considers these requirements met when: (a) persuasive evidence of an arrangement exists; (b) the products or services have been delivered to the customer; (c) the sales price is fixed or determinable and free of contingencies or significant uncertainties; and (d) collectibility is reasonably assured. Teradata reports revenue net of any taxes assessed by governmental authorities that are imposed on and concurrent with specific revenue-producing transactions. Teradata delivers its solutions primarily through direct sales channels, as well as through alliances with system integrators, other independent software vendors and distributors, and value-added resellers.

Substantially all of Teradata’s solutions contain software that is more than incidental to the hardware and services. The typical solution requires no significant production, modification or customization of the software or hardware, and the software is not essential to the functionality of the hardware. Revenue related to software and software-related elements are recognized under Statement of Position 97-2, Software Revenue Recognition. Revenue for hardware and related installation services is recognized under Staff Accounting Bulletin No. 104, Revenue Recognition. For software and software-related elements, Teradata allocates revenue to each element based upon its fair value as determined by vendor-specific objective evidence (“VSOE”). VSOE of fair value is based upon the normal pricing and discounting practices for those products and services when sold separately. These elements often involve delivery or performance at different periods of time. Revenue for software is generally recognized upon delivery with the hardware. Revenue for software subscriptions, which provide for unspecified upgrades or enhancements on a when-and-if-available basis, is recognized straight-line over the term of the subscription arrangement. Revenue for maintenance support services is also recognized on a straight-line basis over the term of the service contract. Revenue for other professional consulting services is recognized as services are provided. In certain instances, customer acceptance is required prior to the passage of title and risk of loss of the delivered products. In such cases, no revenue is recognized until the customer acceptance is obtained. Delivery and acceptance generally occur in the same reporting period.

For arrangements involving multiple deliverables, where the deliverables include software and non-software products and services, Teradata applies the provisions of Emerging Issues Task Force Issue No. 00-21, Revenue Arrangements with Multiple Deliverables, to separate the deliverables and allocate the total arrangement consideration. Accordingly, Teradata evaluates each deliverable to determine whether it represents a separate unit of accounting based on the following criteria: (a) whether the delivered item has value to the customer on a stand-alone basis; (b) whether there is objective and reliable evidence of the fair value of the undelivered items; and (c) if the contract includes a general right of return relative to the delivered item, delivery or performance of the undelivered items is considered probable and substantially in the control of Teradata. If objective and reliable evidence of fair value exists for all units of accounting in the arrangement, revenue is allocated to each unit of accounting based on relative fair values. Each unit of accounting is then accounted for under the applicable revenue recognition guidance. In situations where there is objective and reliable evidence of fair value for all undelivered elements, but not for delivered elements, the residual method is used to allocate the arrangement’s consideration. Under the residual method, the fair value of the undelivered elements is deferred, and the remaining portion of the arrangement fee is allocated to the delivered elements and is recognized as revenue.

Shipping and Handling. Costs related to shipping and handling are primarily included in cost of products in the Consolidated Statements of Income.

Cash and Cash Equivalents. All short-term, highly-liquid investments having original maturities of three months or less are considered to be cash equivalents.

Allowance for Doubtful Accounts. Teradata establishes provisions for doubtful accounts using both percentages of accounts receivable balances to reflect historical average credit losses and specific provisions for known issues.

Inventories. Inventories are stated at the lower of cost or market, using the average cost method. Excess and obsolete reserves are established based on forecasted usage, orders, technological obsolescence and inventory aging.

Long-Lived Assets

Property, Plant and Equipment. Property, plant and equipment, leasehold improvements and rental equipment are stated at cost less accumulated depreciation. Depreciation is computed over the estimated useful lives of the related assets primarily on a straight-line basis. Machinery and other equipment are depreciated over 3 to 20 years and buildings over 25 to 45 years. Leasehold improvements are depreciated over the life of the lease or the asset, whichever is shorter.

Capitalized Software. Direct development costs associated with internal-use software are capitalized and amortized over the estimated useful lives of the resulting software. The costs are capitalized when both the preliminary project stage is completed and it is probable that computer software being developed will be completed and placed in service. Teradata typically amortizes capitalized internal-use software on a straight-line basis over four years beginning when the asset is substantially ready for use.

Costs incurred for the development of software that will be sold, leased or otherwise marketed are capitalized when technological feasibility has been established under Financial Accounting Standard No. 86 (“SFAS 86”), Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed. Technological feasibility is established when all planning, designing, coding and testing activities that are necessary to establish the product can be produced to meet its detailed design specifications. In the absence of a detailed program design, a working model is used to establish technological feasibility. These costs are included within capitalized software and are amortized over the estimated useful lives of the resulting software. The Company typically amortizes capitalized software on a sum-of-the-years’-digits basis over three years beginning when the product is available for general release, which materially approximates the ratio that current gross revenues for a product bear to the total of current and anticipated future gross revenues for that product. Costs capitalized include direct labor and related overhead costs. Costs incurred prior to technological feasibility and after general release are expensed as incurred. The following table identifies the activity relating to capitalized software:

In millions	Internal-use Software			External-use Software
	2007	2006	2005	2007	2006	2005
Beginning balance at January 1	$8	$6	$6	$51	$45	$46
Capitalized	8	5	3	37	40	34
Amortization	(4)	(3)	(3)	(39)	(34)	(35)

Ending balance at December 31	$12	$8	$6	$49	$51	$45

Goodwill and Other Intangible Assets. Goodwill represents the excess of the purchase price in a business combination over the fair value of net tangible and intangible assets acquired. Goodwill amounts are not amortized, but rather are tested for impairment at least annually. Intangible assets that are not considered to have an indefinite useful life are amortized over their useful lives, which range from 5 to 10 years. The carrying amount of these assets is reviewed whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. Recoverability of these assets is measured by comparison of the carrying amount of the asset to the future undiscounted cash flows the asset is expected to generate. If the asset is considered to be impaired, the amount of any impairment is measured as the difference between the carrying value and the fair value of the impaired asset. The Company did not recognize any goodwill or intangible asset impairment charges in 2007, 2006 or 2005.

Valuation of Long-Lived Assets. Long-lived assets such as property, plant and equipment and capitalized software are reviewed for impairment when events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. An impairment loss would be recognized when estimated future undiscounted cash flows expected to result from the use of the asset and its eventual disposition are less than the carrying amount.

Warranty. Provisions for product warranties are recorded in the period in which the related revenue is recognized. The Company accrues warranty reserves using percentages of revenue to reflect the Company’s historical average warranty claims.

Research and Development Costs. Research and development costs are expensed as incurred, in accordance with Statement of Financial Accounting Standards No. 2 (“SFAS 2”), Accounting for Research and Development Costs. Research and development costs primarily include payroll and headcount-related costs, contractor fees, facilities costs, infrastructure costs, and administrative expenses directly related to research and development support.

Pension, Postretirement and Postemployment Benefits. Prior to the Separation, Teradata employees were eligible to participate in pension, postretirement and postemployment benefit plans sponsored by NCR in many of the countries where the Company does business. Prior to the Separation, the Company accounted for its pension and postemployment benefit costs under the multiemployer plan approach, and recognized the pension and postemployment costs allocated to it by NCR. The pension and postemployment benefits costs were allocated to Teradata based on the projected benefit obligation associated with Teradata-specific employees and other NCR employees who provided support services to Teradata. In conjunction with the Separation, certain of NCR’s pension and postemployment benefit obligations and plan assets relating to the Teradata business were assumed by/transferred to the Company.

The Company accounts for its pension and postemployment benefit obligations using actuarial models. The measurement of plan obligations was made as of December 31, 2007. Liabilities are computed using the projected unit credit method. The objective under this method is to expense each participant’s benefits under the plan as they accrue, taking into consideration salary increases and the plan’s benefit allocation formula. Thus, the total pension or postemployment benefit to which each participant is expected to become entitled is broken down into units, each associated with a year of past or future credited service.

In accordance with Statement of Financial Accounting Standards No. 158 (“SFAS 158”), Employers Accounting for Defined Benefit Pension and Other Postretirement Plans, the Company recognizes the funded status of its pension and postemployment plan obligations in its consolidated balance sheet and records in other comprehensive income (loss) certain gains and losses that arise during the period, but are deferred under pension accounting rules.

Foreign Currency. Assets and liabilities of non-U.S. subsidiaries that operate in a local currency environment are translated into U.S. dollars at period-end exchange rates. Income and expense accounts are translated at average exchange rates prevailing during the period. Adjustments arising from the translation are included in accumulated other comprehensive income (loss), a separate component of stockholders’ equity. Gains and losses resulting from foreign currency transactions are included in determining net income.

Income Taxes. For the periods prior to the Separation, Teradata’s operating results were included in NCR’s consolidated U.S. and state income tax returns and in tax returns of certain NCR foreign subsidiaries. The provision for income taxes in these financial statements was determined on a separate-return basis. Deferred tax assets and liabilities were recognized for the expected tax consequences of temporary differences between the tax bases of assets and liabilities and their reported amounts.

For the periods after the Separation, income tax expense is provided based on income before income taxes. Deferred income taxes reflect the impact of temporary differences between assets and liabilities recognized for financial reporting purposes and such amounts recognized for tax purposes. These deferred taxes are determined based on the enacted tax rates expected to apply in the periods in which the deferred assets or liabilities are expected to be settled or realized. The Company records valuation allowances related to its deferred income taxes when it is more likely than not that some portion or all of the deferred income tax assets will not be realized.

Stock Compensation. For the periods prior to the Separation, share-based compensation represented the costs related to NCR share-based awards granted to employees of Teradata recognized under the provisions of Statements of Financial Accounting Standards No. 123 (revised 2004) (“SFAS 123R”), Share-Based Payment. NCR selected the modified prospective transition method of implementing SFAS 123R and began recognizing compensation expense for share-based awards granted on or after January 1, 2006, plus any unvested awards granted prior to January 1, 2006. Under the transition method, prior periods were not restated. Prior to the adoption of SFAS 123R on January 1, 2006, NCR accounted for the costs of its stock-based employee compensation plans under Accounting Principles Board Opinion No. 25 (“APB 25”), Accounting for Stock Issued to Employees, and related interpretations. Under APB 25, compensation cost was not recognized for all options granted because the exercise price was at least equal to the market value of the underlying common stock on the date of grant.

SFAS 123R requires that all share-based payments to employees, including grants of stock options, be recognized in the financial statements based on their fair value. The fair value of each stock option award on the grant date is estimated using the Black-Scholes option-pricing model with the following assumptions: expected dividend yield, expected stock price volatility, weighted-average risk-free interest rate and weighted average expected life of the options. In connection with the Separation, NCR share-based awards held by Teradata employees were converted to equivalent share-based awards of Teradata Corporation based on the ratio of the Company’s fair market value to NCR and Teradata’s combined fair market value at the time of the Separation. The conversion was accounted for as a modification under the provisions of SFAS 123R, and resulted in no increase in the fair value of the awards. For the periods following the Separation, share-based compensation represented the costs related to Teradata share-based awards.

Under SFAS 123R, the Company’s expected volatility assumption used in the Black-Scholes option-pricing model was based on peer group volatility. The expected life assumption is based on the simplified method in accordance with the SEC’s Staff Accounting Bulletin No. 107 (“SAB 107”). The simplified method is based on the vesting period and contractual term for each vesting tranche of awards. The mid-point between the vesting date and the expiration date is used as the expected term under this method. The risk-free interest rate used in the Black-Scholes model is based on the implied yield curve available on U.S. Treasury zero-coupon issues at the date of grant with a remaining term equal to the Company’s expected term assumption. The Company has never declared or paid a cash dividend and has no current plans to pay cash dividends.

Earnings Per Share. Basic earnings per share is calculated by dividing net income by the weighted-average number of shares outstanding during the reported period. The calculation of diluted earnings per share is similar to basic earnings per share, except that the weighted-average number of shares outstanding includes the dilution from potential shares added from stock options, restricted stock awards and other stock awards. For periods prior to the Separation, basic and diluted earnings per share were the same, as no potentially dilutive securities (stock options, restricted shares, etc.) of the Company were outstanding. Refer to Note 7 of Notes to Consolidated Financial Statements for share information on the Company’s stock compensation plans.

The components of basic and diluted earnings per share are as follows:

In millions, except earnings per share	For the year ended December 31
	2007	2006	2005
Net income available for common stockholders	$200	$192	$206

Weighted average outstanding shares of common stock	180.8	180.7	180.7
Dilutive effect of employee stock options and restricted stock	0.5	—	—

Common stock and common stock equivalents	181.3	180.7	180.7

Earnings per share:
Basic	$1.11	$1.06	$1.14
Diluted	$1.10	$1.06	$1.14

Reclassifications. Certain prior-year amounts have been reclassified to conform to the 2007 presentation.

Recently Issued Accounting Pronouncements

FASB Interpretation No. 48. In June 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48 (“FIN 48”), Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109. FIN 48 clarifies the accounting for uncertainty in income taxes by prescribing thresholds and attributes for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The Interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, and disclosure. The Company adopted the provisions of FIN 48 on January 1, 2007. In accordance with the NCR Tax Sharing Agreement, liabilities related to all uncertain tax positions that arose prior to the Separation were retained by NCR. As of December 31, 2007, the Company has no unrecognized tax benefits.

Statement of Financial Accounting Standards No. 157. In September 2006, the FASB issued SFAS No. 157 (“SFAS 157”), Fair Value Measurements. This statement defines fair value, establishes a framework for measuring fair value in GAAP and expands disclosures about fair value measurements. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007. While the Company is currently evaluating the impact of adopting SFAS 157, we do not expect that it will have a material effect on our financial condition and results of operations.

Statement of Financial Accounting Standards No. 159. In February 2007, the FASB issued SFAS No. 159 (“SFAS 159”), The Fair Value Option for Financial Assets and Financial Liabilities—Including an Amendment of FASB Statement No. 115. This statement permits entities to choose to measure many financial instruments and certain other items at fair value. The fair value option may be elected on an instrument-by-instrument basis, with few exceptions. SFAS 159 also establishes presentation and disclosure requirements to facilitate comparisons between companies that choose different measurement attributes for similar assets and liabilities. SFAS 159 is effective for fiscal years beginning after November 15, 2007. While the Company is currently evaluating the impact of adopting SFAS 159, we do not expect that it will have a material effect on our financial condition and results of operations.

Statement of Financial Accounting Standards No. 141 (revised 2007). In December 2007, the FASB issued SFAS No. 141(R) (“SFAS 141R”), Business Combinations. This statement changes the accounting for acquisition transaction costs by requiring them to be expensed in the period incurred, and also changes the accounting for contingent consideration, acquired contingencies and restructuring costs related to an acquisition. SFAS 141R is effective for fiscal years beginning on or after December 15, 2008. While the Company is currently evaluating the impact of adopting SFAS 141R, we do not expect that it will have a material impact on our financial condition and results of operations.

Statement of Financial Accounting Standards No. 160. In December 2007, the FASB issued SFAS No. 160 (“SFAS 160”), Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51. This statement will change the accounting and reporting for minority interests, which will be recharacterized as noncontrolling interests and classified as a component of equity. SFAS 160 is effective for fiscal years beginning on or after December 15, 2008. While the Company is currently evaluating the impact of adopting SFAS 160, we do not expect that it will have a material effect on our financial condition and results of operations.

Note 2 Revision of Prior Period Financial Statements

During the fourth quarter of 2007, the Company identified an error related to a sales transaction that was originally recognized in the fourth quarter of 2006. Upon subsequent review, management determined that the transaction, which was made through a reseller, did not meet the conditions for revenue recognition until the first quarter of 2007 when the products were delivered and accepted by the end-user customer. The impact of this error was an overstatement of revenue and net income in the three- and twelve-month periods ended December 31, 2006, and an understatement of revenue and net income in the three-month period ended March 31, 2007. We assessed the materiality of this error on the three- and twelve-month periods ended December 31, 2006, in accordance with the SEC’s Staff Accounting Bulletin No. 99 (“SAB 99”) and concluded that the error was not material to either period. However, we did conclude that the error was material to the three months ended March 31, 2007 as it understated the first-quarter results. Accordingly, in accordance with the SEC’s Staff Accounting Bulletin No. 108 (“SAB 108”), the full-year 2006 financial statements presented herein have been revised to correct for the immaterial error and to allow for the correct recording of this transaction in the 2007 consolidated financial statements. The correction resulted in a $13 million reduction in product revenue, a $3 million reduction in cost of products and a $4 million reduction to income tax expense, resulting in a $6 million reduction to net income ($0.04 per diluted share) in the previously filed, full-year 2006 financial statements. Revenue and expenses in these amounts have subsequently been reflected in the 2007 results. Associated adjustments were also made to decrease accounts receivable by $13 million, increase inventory by $3 million and increase deferred income taxes by $4 million within the December 31, 2006, consolidated balance sheet. The revision had no net impact on Teradata’s net cash provided by operating activities for the twelve months ended December 31, 2006.

Note 3 Supplemental Financial Information

In millions	2007	2006
At December 31
Accounts receivable
Trade	$485	$381
Other	27	3

Accounts receivable, gross	512	384
Less: allowance for doubtful accounts	5	5

Total accounts receivable, net	$507	$379

Inventories
Finished goods, net	$29	$21
Service parts, net	22	18

Total inventories, net	$51	$39

Other current assets
Current deferred tax assets	$25	$75
Other	20	9

Total other current assets	$45	$84

Property, plant and equipment
Land and improvements	$8	$8
Buildings and improvements	61	50
Machinery and other equipment	181	160

Property, plant and equipment, gross	250	218
Less: accumulated depreciation	156	154

Total property, plant and equipment, net	$94	$64

Other current liabilities
Sales value-added tax	$36	$10
Other	82	44

Total other current liabilities	$118	$54

Accumulated other comprehensive (loss) income, net of tax
Currency translation adjustments	$25	$18
Actuarial losses and prior service costs on employee benefit plans	(30)	—

Total accumulated other comprehensive (loss) income	$(5)	$18

Note 4 Goodwill and Other Intangible Assets

The following table identifies the activity relating to goodwill by operating segment:

In millions	Balance December 31, 2006	Additions	Balance December 31, 2007
Goodwill
Americas	$56	$—	$56
EMEA	11	(1)	10
APJ	23	1	24

Total goodwill	$90	$—	$90

The change in goodwill is primarily due to changes in foreign currency exchange rates. In the fourth quarter of 2007, in accordance with Statement of Financial Accounting Standards No. 142 (“SFAS 142”), Goodwill and Other Intangible Assets, the Company performed its annual test of goodwill impairment. No goodwill impairment losses were realized.

The Company’s identifiable intangible assets, reported under Other Assets in the balance sheets, were specifically identified when acquired, and are deemed to have finite lives. The gross carrying amount and accumulated amortization for Teradata’s identifiable intangible assets were as follows:

In millions	Original Amortization Life (in Years)	December 31, 2007		December 31, 2006
		Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Depreciation
Identifiable intangible assets
Intellectual property	5 - 10	21	(6)	15	(2)

The increase in intellectual property since December 31, 2006, was primarily due to the purchase of software related to new industry solutions.

The aggregate amortization expense (actual and estimated) for identifiable intangible assets for the following periods is:

In millions	Actual 2007	For the year ended (estimated)
		2008	2009	2010	2011	2012
Amortization expense	$4	$4	$4	$4	$2	$1

Note 5 Transactions with NCR

Teradata’s costs and expenses for periods prior to the Separation include allocations from NCR for, among other things, centralized treasury, tax, accounting, legal, internal audit, human resources, severance, pension, public and investor relations, general management, real estate, shared information technology systems, procurement and other statutory functions such as board of directors and centrally managed benefit arrangements. These allocations have been determined on a basis that NCR and Teradata considered to be a reasonable reflection of the utilization of services provided to or the benefits received by Teradata. The allocations are based on methods that include such drivers as revenue, headcount, square footage, transaction processing costs and others considered as a reasonable method in relation to the costs being allocated. Separation costs of $15 million (for periods prior to the Separation) are included in selling, general and administrative expenses for the year ended December 31, 2007. Allocated costs included in the statements of income were as follows (allocated costs in 2007 include only the nine months ended September 30, 2007):

In millions	2007	2006	2005
Cost of products and services	$27	$39	$41
Selling, general and administrative expenses	63	69	83
Research and development expenses	6	14	15

Total allocated operating expenses	$96	$122	$139

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

As discussed in the Form 10, NCR and the Company have also entered into certain other agreements, including the Separation and Distribution Agreement, the Tax Sharing Agreement, the Employee Benefits Agreement and several commercial agreements. The commercial agreements include a network support agreement, service and distributor arrangements, intellectual property agreements, and various real estate arrangements.

Note 6 Income Taxes

For the years ended December 31, income before income taxes consisted of the following:

In millions	2007	2006	2005
Income before income taxes
United States	$198	$214	$187
Foreign	124	88	97

Total income before income taxes	$322	$302	$284

For the years ended December 31, income tax expense consisted of the following:

In millions	2007	2006	2005
Income tax expense
Current
Federal	$30	$80	$55
State and local	5	14	13
Foreign	7	30	28
Deferred
Federal	40	(14)	(23)
State and local	6	(2)	(4)
Foreign	34	2	9

Total income tax expense	$122	$110	$78

The following table presents the principal components of the difference between the effective tax rate and the U.S. federal statutory income tax rate for the years ended December 31:

In millions	2007	2006	2005
Income tax expense at the U.S. federal tax rate of 35%	$113	$105	$99
Foreign income tax differential	(22)	2	9
State and local income taxes	9	11	9
U.S. permanent book/tax differences	5	(9)	(1)
Tax audit settlements	—	—	(33)
Rate change	10	—	—
Other, net	7	1	(5)

Total income tax expense	$122	$110	$78

Teradata’s tax provisions arising from periods prior to the Separation include a provision for income taxes in certain tax jurisdictions where its operations are profitable, but reflect only a portion of the tax benefits related to certain foreign operations’ tax losses due to the uncertainty of the ultimate realization of future benefits from these losses.

The 2007 income tax provision includes a $10 million charge relating to a tax rate change in Germany. The income tax provision also includes a $7 million net expense adjustment to correct prior period errors in the calculation of the income tax provision related to intercompany profit eliminations. As the impact of this error was not material to any prior periods or to the full-year 2007 financial statements, it was recorded in 2007.

The 2005 income tax provision includes $33 million of benefits as a result of NCR’s resolution of prior year tax audits. During 2005, NCR settled the tax audit for years 1997—1999 with the appellate level of the IRS resulting in a tax benefit of $14 million. Also in 2005, NCR settled the tax audit for years 2000—2002 with the examination level of the IRS, resulting in a tax benefit of $19 million. The initial income tax accruals were established based upon the nature of uncertain tax positions in the federal return, and accruals for the related interest were compounded each year. The accruals were established by specifically identifying risk items within the tax return and then assessing the likelihood of the items being challenged or overturned. The tax accruals were necessary due to uncertainty regarding the ultimate sustainability of tax return deductions taken for areas that are prone to tax controversy and are complex areas of tax law. Teradata’s benefits from NCR’s settlement of the tax audits described above was based on the specific identification of settled tax matters directly attributable to Teradata’s income before taxes, plus a reasonable ratable allocation of settled matters that were related to tax matters and filing positions attributable to both Teradata and NCR.

Deferred income tax assets and liabilities included in the balance sheets at December 31 were as follows:

In millions	2007	2006	2005
Deferred income tax assets
Employee pensions and other benefits	$36	$—	$—
Other balance sheet reserves and allowances	18	34	20
Tax loss and credit carryforwards	4	90	84
Capitalized research and development	120	212	213
Goodwill	14	—	—
Property, plant and equipment	13	—	—
Other	—	47	44

Total deferred income tax assets	205	383	361
Valuation allowance	(5)	(43)	(35)

Net deferred income tax assets	200	340	326

Deferred income tax liabilities
Property, plant and equipment	23	—	—
Goodwill	8	—	—
Employee pensions and other benefits	3	—	—
Other	2	—	—

Total deferred income tax liabilities	36	—	—

Total net deferred income tax assets	$164	$340	$326

Teradata recorded valuation allowances related to certain deferred income tax assets due to the uncertainty of the ultimate realization of future benefits from those assets. The valuation allowances relate to certain state deferred income tax assets in tax jurisdictions where there is uncertainty as to their ultimate realization.

Teradata did not provide for U.S. federal income taxes or foreign withholding taxes on approximately $141 million in 2007 of undistributed earnings of its foreign subsidiaries because such earnings are intended to be reinvested indefinitely.

In 2007, the Company identified certain errors in the calculation of deferred tax assets and liabilities that resulted in an overstatement of net deferred tax assets and parent company equity in periods prior to the Separation, which were determined to be immaterial to previously issued financial statements. In 2007, the Company corrected the error by reducing net deferred tax assets and parent company equity by approximately $43 million. This adjustment is included in the “Net transfers to parent” in the Consolidated Statement of Changes in Stockholders’ Equity. The adjustment had no effect on previously reported income tax expense, net income or cash.

The Company adopted FASB Interpretation No. 48 (“FIN 48”), Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109, on January 1, 2007. FIN 48 clarifies the accounting for uncertainty in income taxes by prescribing thresholds and attributes for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, and disclosure. Under FIN 48, the Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon settlement. The adoption of FIN 48 did not impact our results of operations or net assets. In accordance with the Tax Sharing Agreement between NCR and Teradata, NCR is responsible for all taxes reported on any separate or joint return of NCR, which may also include Teradata for periods prior to the Separation. As of December 31, 2007, the Company has no unrecognized tax benefits.

Note 7 Employee Stock Compensation Plans

The Company recorded stock-based compensation expense for the years ended December 31 as follows:

In millions	2007	2006	2005
Stock options	$6	$5	$—
Restricted stock	11	4	1

Total stock-based compensation (pre-tax)	17	9	1
Tax benefit	(6)	(3)	—

Total stock-based compensation, net of tax	$11	$6	$1

On January 1, 2006, the Company implemented the provisions of Statement of Financial Accounting Standards No. 123 (revised 2004) (“SFAS 123R”), Share-Based Payment, and related interpretations. SFAS 123R requires that all share-based payments to employees, including grants of stock options, be recognized in the financial statements based on their fair value. The fair value of the Company’s stock-based awards, less estimated forfeitures, is amortized over the awards’ vesting periods on a straight-line basis. The Company selected the modified prospective transition method for implementing SFAS 123R and began recognizing compensation expense for stock-based awards granted on or after January 1, 2006, plus any unvested awards granted prior to January 1, 2006. Under this transition method, prior periods have not been restated. For the periods prior to the Separation, share-based compensation represents the costs related to NCR share-based awards granted to employees of Teradata recognized under the provisions of SFAS 123R. In connection with the Separation on September 30, 2007, NCR share-based awards held by Teradata employees were converted to equivalent share-based awards of Teradata Corporation based on the ratio of the Company’s fair market value at the time of the Separation. The conversion was accounted for as a modification under the provisions of SFAS 123R, and resulted in no increase in the fair value of the awards. As of December 31, 2007, the Company’s primary types of share-based compensation were stock options and restricted stock units.

Stock Options

Prior to the Separation, all stock options granted to NCR employees engaged in Teradata’s business were granted under the NCR Stock Incentive Plan (“NCR SIP”). The NCR SIP provided for the grant of several different forms of stock-based compensation, including stock options to purchase shares of NCR common stock. The Compensation and Human Resource Committee of NCR’s Board of Directors had discretion to determine the material terms and conditions of option awards under the SIP, provided that (i) the exercise price must be no less than the fair market value of NCR common stock (as defined in the NCR SIP or otherwise determined by the NCR Compensation and Human Resource Committee) on the date of grant, (ii) the term must be no longer than ten years, and (iii) in no event shall the normal vesting schedule provide for vesting in less than one year.

In connection with the Separation on September 30, 2007, NCR share-based awards held by Teradata employees were converted to equivalent share-based awards of Teradata Corporation based on the ratio of the Company’s fair market value to NCR and Teradata’s combined fair market value at the time of the adjustment. The conversion was accounted for as a modification under the provisions of SFAS 123R, and resulted in no increase in the fair value of the awards.

The Teradata Corporation 2007 Stock Incentive Plan (the “Teradata SIP”) was adopted by Teradata’s Board of Directors on September 6, 2007, after having been approved by NCR International, Inc., as sole stockholder of Teradata, on August 14, 2007. Stock options granted under the Teradata SIP contain similar terms and conditions as those granted under the NCR SIP, including terms no longer than 10 years, and exercise prices not less than the fair market value of Teradata common stock on the date of grant. Grants generally have a four-year vesting period. A total of 20 million shares are authorized to be issued under the Teradata SIP. New shares of the Company’s common stock are issued as a result of stock option exercises.

For the year ended December 31, 2007, the weighted-average fair value of options granted for Teradata and NCR awards was $12.99 and $17.03, respectively. For the year ended December 31, 2006, the weighted-average fair value of NCR options granted was $15.66. The fair value of each option award on the grant date was estimated using the Black-Scholes option-pricing model with the following assumptions:

	Teradata	NCR
	2007	2007	2006
Dividend yield	—	—	—
Risk-free interest rate	4.30%	4.52%	4.58%
Expected volatility	39.7%	32.5%	34.9%
Expected holding period (years)	6.3	5.0	5.3

Prior to the Separation, expected volatility incorporated a blend of both historical volatility of NCR’s stock over a period equal to the expected term of the options and implied volatility from traded options on NCR’s stock, as NCR management believed this was more representative of prospective trends. NCR used historical data to estimate option exercise and employee termination within the valuation model. Subsequent to the Separation, expected volatility assumption was based on peer group volatility, and the expected life assumption is based on the simplified method in accordance with the SEC’s Staff Accounting Bulletin No. 107 (“SAB 107”). The simplified method is based on the vesting period and contractual term for each vesting tranche of awards. The mid-point between the vesting date and the expiration date is used as the expected term under this method. The risk-free interest rate for periods within the contractual life of the option is based on the five-year U.S. Treasury yield curve in effect at the time of grant.

The Company had previously accounted for stock-based employee compensation using the intrinsic value-based method in accordance with Accounting Principles Board Opinion No. 25 (“APB 25”), which required compensation expense for options to be recognized when the market price of the underlying stock exceeded the exercise price on the date of grant. If the Company had recognized stock option-based compensation expense based on the fair value of stock option grants, net income and net income per diluted share for the year ended December 31, 2005, would have been as follows:

In millions, except per share amounts	2005
Net income	$206

Stock-based employee compensation expense included in reported net income (pre-tax)	1
Tax benefit of stock-based employee compensation included in reported net income	—

Subtotal: Add to net income	1

Total stock-based employee compensation expense determined under fair value-based method for awards (pre-tax)	8
Tax benefit of stock-based employee compensation determined under fair value-based method for awards	(2)

Subtotal: Deduct from net income	6

Pro forma net income	$201

Basic net income per share:
As reported	$1.14
Pro forma	$1.11
Diluted net income per share:
As reported	$1.14
Pro forma	$1.11

The pro forma net income and net income per diluted share for 2005 was computed using the fair value of NCR options as calculated using the Black-Scholes option-pricing model. The weighted-average fair value for options granted was $15.56 per share in 2005 and was estimated based on the following weighted-average assumptions:

2005
Dividend yield	—
Risk-free interest rate	4.00%
Expected volatility	35.5%
Expected holding period (years)	5.5

The following table summarizes the Company’s stock option activity for the year ended December 31, 2007 (options in thousands):

Shares in thousands	Shares Under Option	Weighted- Average Exercise Price per Share	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in millions)
Outstanding at January 1, 2007	2,390	$24.11	5.8	$45
Granted	281	$38.12
Exercised	(283)	$20.25
Canceled	(1)	$42.02
Forfeited	(6)	$39.07

Sub-total of NCR awards at September 30, 2007	2,381	$27.28

Conversion of NCR awards to awards in Teradata stock	4,102	$14.75
Transfer from NCR, net (a)	1,341	$13.72

Subtotal - post-separation	5,443	$14.50
Granted	755	$27.98
Exercised	(76)	$12.96
Canceled	(64)	$12.04
Forfeited	(19)	$21.28

Outstanding at December 31, 2007	6,039	$16.22	6.0	$68

Fully vested and expected to vest at December 31, 2007	5,931	$16.08	6.0	$68

Exercisable at December 31, 2007	3,910	$15.76	4.4	$62

(a)

Transfer from NCR, net represents stock options held by NCR employees who became employees of Teradata at the Separation, and reflects the conversion to Teradata stock awards. Compensation for these employees, including stock-based compensation, was included in the corporate expense allocations (see Note 5) prior to the Separation.

The total intrinsic value of options exercised was $10 million in 2007, $21 million in 2006 and $32 million in 2005. Cash received by the Company from option exercises under all share-based payment arrangements was $1 million in 2007 (following the Separation). The tax benefit realized from these exercises was $3 million in 2007, $6 million in 2006 and $10 million in 2005. As of December 31, 2007, there was $16 million of total unrecognized compensation cost related to unvested stock option grants. That cost is expected to be recognized over a weighted-average period of 2.0 years.

Restricted Stock and Restricted Stock Units

Prior to the Separation, all restricted stock and restricted stock unit awards granted to NCR employees engaged in Teradata’s business were granted under the NCR SIP. The NCR SIP provided for the issuance of restricted stock, as well as restricted stock units. For performance-based awards, performance goals were established by NCR’s Compensation and Human Resource Committee for each respective performance period. Any grant of restricted stock or restricted stock units was subject to a vesting period of at least three years, except that a one-year term of service may be required if vesting is conditioned upon achievement of performance goals.

In connection with the Separation, NCR restricted stock and restricted stock unit awards held by Teradata employees were converted to equivalent restricted stock and restricted stock unit awards of Teradata Corporation based on the ratio of the Company’s fair market value to NCR and Teradata’s combined fair market value at the time of the adjustment. The conversion was accounted for as a modification under the provisions of SFAS 123R, and resulted in no increase in the fair value of the awards.

The Teradata SIP provides for the issuance of restricted stock, as well as restricted stock units. Grants under the Teradata SIP consist of both service-based and performance-based awards. Service-based awards typically vest over a three- to four-year period beginning on the effective date of grant. These grants are not subject to future performance measures. The cost of these awards, determined to be the fair market value at the date of grant, is expensed ratably over the period the restrictions lapse. For substantially all restricted stock grants, at the date of grant, the recipient has all rights of a stockholder, subject to certain restrictions on transferability and a risk of forfeiture. A recipient of restricted stock units does not have the rights of a stockholder but is subject to restrictions on transferability and risk of forfeiture. Performance-based grants are subject to future performance measurements over a one- to three-year period. All performance-based shares will become vested at the end of the performance period provided the employee is continuously employed by the Company and applicable performance measures are met.

The following table reports restricted stock and restricted stock unit activity during the year ended December 31, 2007 (awards/units in thousands):

Shares in thousands	Number of Shares	Weighted- Average Grant Date Fair Value per Share
Unvested shares at January 1, 2007	504	$35.15
Granted	128	$44.73
Vested and distributed	(20)	$40.99
Forfeited	(6)	$41.20

Sub-total of NCR awards at September 30, 2007	606	$41.98

Conversion of NCR awards to awards in Teradata stock	1,135	$22.64
Transfer from NCR, net (a)	58	$29.27

Subtotal - post-separation	1,193	$22.96
Granted	547	$28.16
Vested and distributed	(273)	$19.46
Forfeited	(7)	$24.09

Unvested shares at December 31, 2007	1,460	$23.91

(a)

Transfer from NCR, net represents stock options held by NCR employees who became employees of Teradata at the Separation, and reflects the conversion to Teradata stock awards. Compensation for these employees, including stock-based compensation, was included in the allocations (see Note 5) prior to the Separation.

The total intrinsic value of shares vested and distributed was $2 million in 2007, $3 million in 2006 and $1 million in 2005. As of December 31, 2007, there was $25 million of unrecognized compensation cost related to unvested restricted stock grants. The unrecognized compensation cost is expected to be recognized over a remaining weighted-average period of 1.8 years.

The following table represents the composition of Teradata restricted stock grants (post-Separation) in 2007:

Shares in thousands	Number of Shares	Weighted- Average Grant Date Fair Value
Service-based shares	277	$28.21
Performance-based shares	270	$28.10

Total stock grants	547	$28.16

Other Share-based Plans

The Company’s employee stock purchase program (“ESPP”) was adopted by Teradata’s board of directors on September 6, 2007, after having been approved by NCR International, Inc., as sole stockholder of Teradata, on August 14, 2007. The plan became effective on October 1, 2007. The plan provides eligible employees of Teradata and its designated subsidiaries an opportunity to purchase the Company’s common stock at a discount to the average of the highest and lowest sale prices on the last trading day of each month. The ESPP discount is 5% of the average market price. As a result, this plan was considered non-compensatory under SFAS 123R. Employees may authorize payroll deductions of up to 10% of eligible compensation for common stock purchases. No purchases were made under the ESPP in 2007, as the first enrollment period began after December 31, 2007. Purchases under Teradata’s ESPP are expected to begin in 2008.

Note 8 Employee Benefit Plans

Pension and Postemployment Plans. Prior to the Separation, NCR employees engaged in Teradata’s business were eligible to participate in pension, postretirement and postemployment benefit plans sponsored by NCR in many of the countries where Teradata does business. As Teradata participated in NCR’s plans, it accounted for its pension and postemployment benefit costs under the multiemployer plan approach, and has recognized the pension and postemployment costs allocated to it by NCR as expense, with a corresponding contribution in parent company investment. Pension and postemployment benefit costs were allocated to Teradata based on the projected benefit obligation associated with Teradata-specific employees and other NCR employees who provided support services to Teradata. NCR froze its U.S. defined pension plans as of December 31, 2006, and ceased to accrue additional benefits for all participants in the U.S. plans.

In conjunction with the Separation, certain of NCR’s pension and postemployment benefit obligations and plan assets relating to the Teradata business were assumed by/transferred to the Company. Assets of the Company’s defined benefit plans are primarily invested in publicly traded common stocks, corporate and government debt securities, real estate investments, and cash or cash equivalents.

Postemployment obligations relate to benefits provided to involuntarily terminated employees and certain inactive employees after employment but before retirement. These benefits are paid in accordance with various foreign statutory laws and regulations, and Teradata’s established postemployment benefit practices and policies. Postemployment benefits may include disability benefits, supplemental unemployment benefits, severance, workers’ compensation benefits, continuation of health care benefits and life insurance coverage, and are funded on a pay-as-you-go basis. There were no postretirement benefit obligations assumed by the Company.

Pension and postemployment benefit costs for the years ended December 31 were as follows:

In millions	2007		2006		2005
	Pension	Postemployment	Pension	Postemployment	Pension	Postemployment
Service cost	$2	$1	$—	$—	$—	$—
Interest cost	1	1	—	—	—	—
Expected return on plan assets	(1)	—	—	—	—	—
Amortization of actuarial loss	1	1	—	—	—	—
Pre-Separation allocation from NCR	6	12	23	16	22	17

Total costs	$9	$15	$23	$16	$22	$17

In accordance with the provisions of Statement of Financial Accounting Standard No. 158 (“SFAS 158”), Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, the underfunded amount of pension and postemployment obligations is recorded as a liability in the Company’s condensed consolidated balance sheet. The following tables present the changes in benefit obligations, plan assets, funded status and the reconciliation of the funded status to amounts recognized in the consolidated balance sheets and in accumulated other comprehensive income at December 31:

In millions	Pension 2007	Postemployment 2007
Change in benefit obligation
Benefit obligation at January 1	$—	$—
Obligation transferred from NCR	91	50
Service cost	2	1
Interest cost	1	1
Actuarial (gain) loss	—	(2)
Other	—	2
Benefits paid	(1)	(1)
Currency translation adjustments	4	2

Benefit obligation at December 31	97	53

Change in plan assets
Fair value of plan assets at January 1	—	—
Fair value of plan assets transferred from NCR	50	—
Actuarial return on plan assets	1	—
Company contributions	3	—
Benefits paid	(1)	—
Currency translation adjustments	2	—
Plan participant contribution	1	—

Fair value of plan assets at December 31	56	—

Funded status	(41)	(53)

Amounts Recognized in the Balance Sheet
Noncurrent assets	$(2)	$—
Current liabilities	1	7
Noncurrent liabilities	42	46

Net amounts recognized	$41	$53

Amounts Recognized in Accumulated Other Comprehensive Income
Net actuarial loss	$14	$28
Prior service cost	1	(1)

Total	$15	$27

The accumulated pension benefit obligation as of December 31, 2007, was $88 million. For pension plans with accumulated benefit obligations in excess of plan assets, the projected benefit obligation, accumulated benefit obligation and fair value of assets were $30 million, $33 million and $35 million, respectively, at December 31, 2007.

The weighted-average rates and assumptions used to determine benefit obligations at December 31, 2007, and net periodic benefit cost for the year ended December 31, 2007, were as follows:

	Pension Benefit Obligations	Pension Benefit Cost	Postemployment Benefit Obligations	Postemployment Benefit Cost
Discount rate	4.7%	4.5%	5.4%	5.0%
Rate of compensation increase	3.3%	3.2%	4.2%	3.8%
Expected return on plan assets	0.0%	5.2%	0.0%	0.0%
Involuntary turnover rate	0.0%	0.0%	3.0%	3.0%

The Company employs a building block approach as its primary approach in determining the long-term expected rate of return assumption for plan assets. Historical market returns are studied, and long-term relationships between equities and fixed income are preserved consistent with the widely accepted capital market principle that assets with higher volatility generate a higher return over the long run. Current market factors such as inflation and interest rates are evaluated before long-term capital market assumptions are determined. The expected long-term portfolio return is established for each plan via a building block approach with proper rebalancing consideration. The result is then adjusted to reflect additional expected return from active management net of plan expenses. Historical plan returns, the expectations of other capital market participants and peer data are all used to review and check the results for reasonableness and appropriateness.

The discount rate used to determine year-end 2007 U.S. benefit obligations was derived by matching the plans’ expected future cash flows to the corresponding yields from the Citigroup Pension Discount Curve. This yield curve has been constructed to represent the available yields on high-quality fixed-income investments across a broad range of future maturities. International discount rates were determined by examining interest rate levels and trends within each country, particularly yields on high-quality long-term corporate bonds, relative to our future expected cash flows.

Gains and losses have resulted from changes in actuarial assumptions and from differences between assumed and actual experience, including, among other items, changes in discount rates and differences between actual and assumed asset returns. These gains and losses (except those differences being amortized to the market-related value) are only amortized to the extent that they exceed 10% of the higher of the market-related value or the projected benefit obligation of each respective plan. As a result, unrecognized net losses of $1 million, and an immaterial amount of prior service cost are expected to be amortized during fiscal 2008.

Plan Assets. The weighted-average asset allocations at December 31, 2007, by asset category are as follows:

	Actual Asset Allocation	Target Asset Allocation
Equity securities	58%	57%
Debt securities	28%	32%
Real estate	10%	10%
Other	4%	1%

Total	100%	100%

Investment Strategy. Teradata employs a total return investment approach whereby a mix of equities, fixed-income and real estate investments are used to maximize the long-term return of plan assets subject to a prudent level of risk. The risk tolerance is established for each plan through a careful consideration of plan liabilities, plan funded status and corporate financial condition. The investment portfolios contain a diversified blend of equity and fixed-income investments. Furthermore, equity investments are diversified across domestic and international stocks, small and large capitalization stocks, and growth and value stocks. Fixed-income assets are also diversified across domestic and international issuers, and type of fixed-income security (i.e., government and corporate bonds). Where applicable, real estate investments are made through real estate securities, partnership interests or direct investment, and are diversified by property type and location. Other assets such as cash are used judiciously to improve portfolio diversification and enhance risk-adjusted portfolio returns. Derivatives may be used to adjust market exposures in an efficient and timely manner. Due to the timing of security purchases and sales, cash held by fund managers is classified in the same asset category as the related investment. Rebalancing algorithms are applied to keep the asset mix of the plans from deviating excessively from their targets. Investment risk is measured and monitored on an ongoing basis through regular performance reporting, investment manager reviews, actuarial liability measurements and periodic investment strategy reviews.

Cash Flows Related to Employee Benefit Plans

Cash Contributions. The Company plans to contribute approximately $7 million to the international pension plans in 2008.

Estimated Future Benefit Payments. The Company expects to make the following benefit payments reflecting past and future service from its pension and postemployment plans:

In millions	Pension Benefits	Postemployment Benefits
Year
2008	$7	$7
2009	$8	$7
2010	$6	$7
2011	$6	$7
2012	$7	$7
2013-2017	$35	$30

Savings Plans. U.S. employees and many international employees participate in defined contribution savings plans. These plans generally provide either a specified percent of pay or a matching contribution on participating employees’ voluntary elections. The Company’s matching contributions typically are subject to a maximum percentage or level of compensation. Employee contributions can be made pre-tax, after-tax or a combination thereof. The expense under the U.S. plan was approximately $11 million in 2007. The expense under international and subsidiary savings plans was $6 million in 2007. Certain of these amounts represent contributions made by NCR to the defined contribution savings plans in periods prior to the Separation.

Note 9 Derivative Instruments and Hedging Activities

As a portion of the Company’s operations and revenue occur outside the United States, and in currencies other than the U.S. dollar, the Company is exposed to potential losses from changes in foreign currency exchange rates. To mitigate the impact of currency fluctuations, the Company uses foreign exchange forward contracts to hedge transactional exposures resulting from foreign currency denominated inter-company inventory purchases. The forward contracts are designated as fair value hedges of specified foreign currency denominated inter-company payables and generally mature in three months or less. The Company does not hold or issue financial instruments for trading purposes nor does it hold or issue leveraged derivative instruments. By using derivative financial instruments to hedge exposures to changes in exchange rates, the Company exposes itself to credit risk. The company manages exposure to counterparty credit risk by entering into derivative financial instruments with highly rated institutions that can be expected to fully perform under the terms of the agreement.

All derivatives are recognized in the Consolidated Balance Sheet at their fair value. The fair values of foreign exchange contracts are based on market spot and forward exchange rates and represent estimates of possible value that may not be realized in the future. Changes in the fair value of derivative financial instruments, along with the loss or gain on the hedged asset or liability, are recorded in current period earnings.

At December 31, 2007, the contract notional amount of the Company’s foreign exchange forward contracts was $66 million. The fair value derivative assets and liabilities recorded in other current assets and accrued liabilities at December 31, 2007, are not material. The Company was not party to any derivative financial instruments at December 31, 2006.

The aggregate net foreign currency transaction losses (gains) in 2007, 2006 and 2005 were not material to the results of operations. The aggregate foreign currency transaction amounts include the gains/losses on the Company’s foreign currency fair value hedges for all periods presented.

Note 10 Commitments and Contingencies

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

The Company is subject to governmental investigations and requests for information from time to time. Presently, the United States Department of Justice is conducting an investigation regarding the propriety of the Company’s arrangements or understandings with others in connection with certain federal contracts and the adequacy of certain disclosures related to such contracts. The investigation arises in connection with civil litigation in federal district court filed under the qui tam provisions of the civil False Claims Act against a number of information technology companies, including the Company. The complaints against the Company remain under seal. The Company is conducting its own internal investigation focusing on the propriety of certain transactions under federal programs under which Teradata was a contractor. The Company has shared evidence of questionable conduct that the Company has uncovered with the Justice Department and intends to continue to cooperate with the Justice Department in its investigation. The Company has recorded a reserve of approximately $1 million related to the current best estimate of potential liability relating to this matter.

A separate portion of the government’s investigation relates to the adequacy of pricing disclosures made to the government in connection with negotiation of NCR’s General Services Administration Federal Supply Schedule as it relates to Teradata, and to whether certain subsequent price reductions were properly passed on to the government. Both NCR and the Company are participating in this aspect of the investigation, with respect to certain products and services of each, and each will assume financial responsibility for its own exposures, if any, without indemnification from the other. At this time, the Company is unable to determine whether it has liability with respect to this aspect of the investigation.

The Company believes the amounts provided in its financial statements are adequate in light of the probable and estimable liabilities. However, there can be no assurances that the actual amounts required to satisfy alleged liabilities from the matter described above and other matters, and to comply with applicable laws and regulations, will not exceed the amounts reflected in the Company’s financial statements or will not have a material adverse effect on its results of operations, financial condition or cash flows. Any costs that may be incurred in excess of those amounts provided as of December 31, 2007, cannot currently be reasonably determined.

Guarantees and Product Warranties. Guarantees associated with the Company’s business activities are reviewed for appropriateness and impact to the Company’s financial statements. Periodically, the Company’s customers enter into various leasing arrangements coordinated with a leasing partner. In some instances, the Company guarantees the leasing partner a minimum value at the end of the lease term on the leased equipment or guarantees lease payments between the customer and the leasing partner. As of December 31, 2007, the maximum future payment obligation of this guaranteed value and the associated liability balance was $6 million.

The Company provides its customers a standard manufacturer’s warranty and records, at the time of the sale, a corresponding estimated liability for potential warranty costs. Estimated future obligations due to warranty claims are based upon historical factors such as labor rates, average repair time, travel time, number of service calls and cost of replacement parts. For each consummated sale, the Company recognizes the total customer revenue and records the associated warranty liability using pre-established warranty percentages for that product class. From time to time, product design or quality corrections are accomplished through modification programs. When identified, associated costs of labor and parts for such programs are estimated and accrued as part of the warranty reserve.

The following table identifies the activity relating to the warranty reserve for the years ended December 31:

In millions	2007	2006	2005
Warranty reserve liability
Beginning balance at January 1	$8	$7	$7
Accruals for warranties issued	13	12	11
Settlements (in cash or kind)	(15)	(11)	(11)

Balance at end of period	$6	$8	$7

The Company also offers extended and/or enhanced coverage to its customers in the form of maintenance contracts. The Company accounts for these contracts by deferring the related maintenance revenue over the extended and/or enhanced coverage period. Amounts associated with these maintenance contracts are not included in the table above.

In addition, the Company provides its customers with certain indemnification rights. In general, the Company agrees to indemnify the customer if a third party asserts patent or other infringement on the part of the customer for its use of the Company’s products. In addition, the Company has entered into indemnification agreements with its officers and directors. From time to time, the Company also enters into agreements in connection with its acquisition and divesture activities that include indemnification obligations by the Company. The fair value of these indemnification obligations is not readily determinable due to the conditional nature of the Company’s potential obligations and the specific facts and circumstances involved with each particular agreement. The Company has not recorded a liability in connection with these indemnifications. Historically, payments made by the Company under these types of agreements have not had a material effect on the Company’s consolidated financial condition, results of operations or cash flows.

Contractual and Other Commercial Commitments In the normal course of business, the Company enters into various contractual obligations that impact, or could impact, liquidity. The following table and discussion outlines the Company’s material obligations at December 31, 2007, with projected cash payments in the periods shown:

In millions	Total Amounts	2008	2009- 2010	2011- 2012	2013 and thereafter
Lease obligations	$63	$15	$23	$16	$9
Purchase obligations	158	131	12	12	3

Total lease and purchase obligations	$221	$146	$35	$28	$12

Lease obligations in the above table include facilities in various domestic and international locations, as well as leases from NCR for properties that are currently owned by NCR and partially utilized by the Company. Purchase obligations are committed purchase orders and other contractual commitments for goods and services, and include contractual payments in relation to service agreements with Accenture and NCR for ongoing transaction services.

The Company also has product warranties and several guarantees to third parties, as well as postemployment and international pension obligations that may affect future cash flow. These items are not included in the table of obligations shown above. Product warranties and third-party guarantees are described in detail above in this Note. Postemployment and pension obligations are described in detail in Note 8.

Concentrations of Risk. The Company is potentially subject to concentrations of credit risk on accounts receivable and financial instruments such as hedging instruments, and cash and cash equivalents. Credit risk includes the risk of nonperformance by counterparties. The maximum potential loss may exceed the amount recognized on the balance sheet. Exposure to credit risk is managed through credit approvals, credit limits, selecting major international financial institutions (as counterparties to hedging transactions) and monitoring procedures. Teradata’s business often involves large transactions with customers, and if one or more of those customers were to default in its obligations under applicable contractual arrangements, the Company could be exposed to potentially significant losses. However, management believes that the reserves for potential losses were adequate at December 31, 2007 and 2006.

The Company is also potentially subject to concentrations of supplier risk. Our hardware components are assembled exclusively by Flextronics Corporation (formerly Solectron). Flextronics procures a wide variety of components used in the manufacturing process on our behalf. Although many of these components are available from multiple sources, the Company utilizes preferred supplier relationships to better ensure more consistent quality, cost and delivery. Typically, these preferred suppliers maintain alternative processes and/or facilities to ensure continuity of supply. Given the Company’s strategy to outsource its manufacturing activities to Flextronics and to source certain components from single suppliers, a disruption in production at Flextronics or at a supplier could impact the timing of customer shipments.

Note 11 Revolving Credit Facility

On October 1, 2007, Teradata entered into a five-year, $300 million unsecured credit agreement (the “Credit Agreement”) with a syndicate of financial institutions and Bank of America, N.A., as Administrative Agent. The Credit Agreement provides for a revolving credit commitment of up to $300 million, and expires on October 1, 2012. Borrowing under the Credit Agreement is subject to the satisfaction of a number of conditions precedent. The credit facilities contain certain representations and warranties; conditions; affirmative, negative and financial covenants; and events of default customary for such facilities. For most borrowings, Teradata would anticipate choosing a floating rate based on the London Interbank Offered Rate (“LIBOR”). If the facility had been fully drawn at December 31, 2007, the spread over the LIBOR would have been 32 basis points (for an interest rate of 5.04%, assuming a 6 month borrowing term) given Teradata’s leverage ratio at that date. As of December 31, 2007, the Company had no borrowings outstanding under this revolving credit facility and was in compliance with all covenants.

Note 12 Subsequent Events

On February 11, 2008, the Board of Directors of the Company authorized two stock repurchase programs. The employee stock dilution offset program is an ongoing, self-funding anti-dilution program that uses the cash received from employee share purchases under the Teradata Corporation Employee Stock Purchase Plan and option exercises under the Teradata Corporation 2007 Stock Incentive Plan to repurchase Company common stock on the open market at management’s discretion, in accordance with applicable securities rules regarding issuer repurchases. In addition, the Board authorized a general open market share repurchase program pursuant to which the Company may spend up to $250 million over a two-year period to repurchase its common stock on the open market at management’s discretion, in accordance with applicable securities rules regarding issuer repurchases. No stock repurchases had been made by the Company as of December 31, 2007. Subsequent to the Company’s customary blackout period surrounding the release of earnings, from February 14, 2008 through February 29, 2008, the Company repurchased approximately 1.6 million shares for approximately $38 million. In order to preserve the tax-free status of the Separation, the accumulated shares repurchased in the two-year period following the Separation must remain below 20% of the common shares outstanding on September 30, 2007.

Note 13 Segment, Other Supplemental Information and Concentrations

Teradata manages its business in three geographic regions, which are also the Company’s operating segments: (1) the North America and Latin Americas (“Americas”) region; (2) the Europe, Middle East and Africa (“EMEA”) region; and (3) the Asia Pacific and Japan (“APJ”) region. Management evaluates the performance of its segments based on revenue and segment margin, and does not include segment assets for management reporting purposes. Segment margin excludes certain corporate-related costs consistent with the manner by which management evaluates segment operating performance. This presentation is useful to investors because it allows analysis and comparability of operating trends. The Company’s management does not use corporate-level selling, general and administrative, or research and development expenses, to measure and evaluate regional segment performance.

The following table presents regional segment revenue and segment gross margin for the Company for the years ended December 31:

In millions	2007	% of Revenue	2006(3)	% of Revenue	2005	% of Revenue
Revenue
Americas (1)	$964	57%	$920	60%	$861	59%
EMEA	424	25%	360	23%	340	23%
APJ	314	18%	267	17%	266	18%

Total revenue	1,702	100%	1,547	100%	1,467	100%

Segment gross margin
Americas	560	58%	545	59%	507	59%
EMEA	207	49%	168	47%	165	49%
APJ	159	51%	126	47%	130	49%

Subtotal - segment gross margin	926	54%	839	54%	802	55%

Reconciling amounts (2)	(10)		(10)		(7)

Total gross margin	916	54%	829	54%	795	54%

Selling, general and administrative expenses	470	28%	410	27%	391	27%
Research and development expenses	126	7%	117	8%	120	8%

Total income from operations	$320	19%	$302	20%	$284	19%

(1)	The Americas region includes revenue from the United States of $884 million in 2007, $849 million in 2006 and $803 million in 2005.
(2)	Includes corporate-related costs that management does not use to make decisions regarding the regional operating segments or to assess their financial performance.
(3)	The Americas results for the year ended December 31, 2006, have been revised to correct for the error discussed in Note 2.

The following table presents revenue by product and services revenue for the Company for the years ended December 31:

In millions	2007	2006(2)	2005
Products (software and hardware)(1)	$884	$807	$786
Professional and installation-related services	451	404	368

Total solution	1,335	1,211	1,154
Support services	367	336	313

Total revenue	$1,702	$1,547	$1,467

(1)

Our data warehousing hardware and software products are often sold and delivered together in the form of a “node” of capacity as an integrated technology solution. Accordingly, it is impracticable to provide the breakdown of revenue from various types of hardware and software products.

(2)	Product revenue for the year ended December 31, 2006, has been revised to correct for the error discussed in Note 2.

The following table presents property, plant and equipment by geographic area at December 31:

In millions	2007	2006
United States	$80	$59
Americas (excluding United States)	1	1
EMEA	3	1
APJ	10	3

Property, plant and equipment, net	$94	$64

Concentrations. No single customer accounts for more than 10% of the Company’s revenue. As of December 31, 2007, the Company is not aware of any significant concentration of business transacted with a particular customer that could, if suddenly eliminated, have a material adverse effect on the Company’s operations. The Company also lacks a concentration of available sources of labor, services, licenses or other rights that could, if suddenly eliminated, have a material adverse effect on its operations.

Note 14 Quarterly Information (unaudited)

In millions, except per share amounts	First	Second	Third	Fourth
2007
Total revenues	$367	$430	$439	$466
Gross margin	$196	$230	$229	$261
Operating income	$70	$88	$66	$96
Net income	$43	$49	$29	$79
Net income per share:
Basic	$0.24	$0.27	$0.16	$0.44
Diluted	$0.24	$0.27	$0.16	$0.43

2006
Total revenues	$323	$396	$375	$453
Gross margin	$180	$209	$199	$241
Operating income	$58	$80	$68	$96
Net income	$37	$50	$43	$62
Net income per share:
Basic	$0.20	$0.28	$0.24	$0.34
Diluted	$0.20	$0.28	$0.24	$0.34

The unaudited quarterly information presented above for the fourth quarter of 2006 and first quarter of 2007 has been revised to correct for the error discussed in Note 2. The impact of this revision to the fourth quarter of 2006 was to reduce total revenues by $13 million, gross margin by $10 million and net income by $6 million ($0.04 per diluted share). The impact of this revision to the first quarter of 2007 was to increase total revenues by $13 million, gross margin by $10 million and net income by $6 million ($0.04 per diluted share).

Item 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

Item 9A.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Teradata maintains disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 (“the Exchange Act”)) that are designed to ensure that information required to be disclosed in its reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, including the chief executive officer and the chief financial officer, to allow timely decisions regarding required disclosures. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives.

The Company was not required by Section 404 of the Sarbanes-Oxley Act of 2002 (“Section 404”) and related SEC rules and regulations to perform an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2007. While we were not required to conduct a Section 404 evaluation, as of December 31, 2007, we identified a material weakness in our internal control over financial reporting relating to the accounting for revenue transactions involving resellers. Specifically, effective controls did not exist to ensure the accuracy of revenue recognized on sales to resellers for which fees were not fixed or determinable. This control deficiency resulted in a revision to the consolidated financial statements for the year ended December 31, 2006, and an adjustment to the consolidated financial statements for the year ended December 31, 2007. In addition such deficiency could also result in misstated consolidated financial statements affecting revenue, deferred revenue, accounts receivable, inventory and cost of goods sold and disclosures that would result in a material misstatement of the consolidated financial statements that would not be prevented or detected. A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.

As a result of this material weakness, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were not effective as of December 31, 2007. Nevertheless, management has concluded that the consolidated financial statements in this Annual Report on Form 10-K fairly present, in all material respects, our financial position, results of operations and cash flows as of the dates, and for the periods, presented, in conformity with generally accepted accounting principles in the United States of America (“GAAP”).

Due to a transition period established by the rules of the SEC for newly public companies, this Annual Report does not include a report of management’s assessment regarding internal control over financial reporting or attestation report of the company’s registered public accounting firm.

Plan for Remediation of Material Weakness

In order to remediate the material weakness described above, management plans to (1) conduct additional training on revenue recognition for personnel, (2) hire additional resources, and (3) design and implement new policies, procedures and controls. Our remediation plan will be designed to ensure that revenue transactions with non-standard terms and conditions are highlighted for a more detailed review by our internal accounting specialists, and that the criteria for revenue recognition have been met.

Changes in Internal Control over Financial Reporting

Prior to the Separation, Teradata had relied on certain financial, administrative and other resources of NCR to operate the business, including resources from treasury, tax, accounting, legal, internal audit, human resources, public and investor relations, general management, real estate, information technology (IT) systems, and procurement. In conjunction with the Separation, the Company generally mirrored the internal control over financial reporting that NCR established with modifications, as necessary, based on the Company’s structure, employees and IT systems. In connection with this effort during the fourth quarter of 2007, the Company has transitioned employees and resources from NCR to form its own financial, administrative, IT and other support systems, and has established its own third-party outsourcing agreements to replace certain NCR systems, and with Accenture to provide transaction processing services to the Company as it had provided to NCR on behalf of Teradata and its other businesses prior to the Separation. We will continue to monitor the effectiveness of these processes, procedures and controls, and will make any further changes as management determines appropriate.

Other than those listed above, there have been no changes in our internal control over financial reporting that occurred during the last fiscal quarter ended December 31, 2007 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

Item 9B.	OTHER INFORMATION

None.

PART III

Item 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information required by this Item 10 with respect to directors of Teradata is included on pages 7—9 of Teradata’s Proxy Statement, dated March 3, 2008 (the “2008 Proxy Statement”), and is incorporated herein by reference.

The following table sets forth the information as of January 31, 2008 regarding the individuals who are serving as our executive officers.

Name	Age	Position(s)
Michael Koehler	55	President & Chief Executive Officer
Stephen Scheppmann	52	Executive Vice President and Chief Financial Officer
Saundra Davis	44	Vice President, Human Resources
Robert Fair	45	Executive Vice President, Global Field Operations
Daniel Harrington	44	Executive Vice President, Technology and Support Services
Bruce Langos	54	Chief Operations Officer
Darryl McDonald	49	Chief Marketing Officer
Laura Nyquist	54	General Counsel and Secretary

Michael Koehler. Mr. Koehler is President and Chief Executive Officer of Teradata Corporation. Previously, he served as Senior Vice President, Teradata Division of NCR Corporation from 2003 to 2007. From September 2002 until March 2003, Mr. Koehler was the Interim Teradata Division Leader, Teradata Division. From 1999 to 2002, Mr. Koehler was Vice President, Global Field Operations, Teradata Division, and from June 1997 to October 1999, he was Vice President, Americas, Retail Solutions Group of NCR. He is also a member of Teradata’s Board of Directors.

Stephen Scheppmann. Stephen Scheppmann has served as Executive Vice President and Chief Financial Officer of Teradata effective since September 4, 2007. He served as Executive Vice President and Chief Financial Officer of Per-Se Technologies, Inc., a leading provider of administrative healthcare industry services, from May 2006 until May 2007, following the completion of that company’s acquisition. From 2000 to May 2006, Mr. Scheppmann served as Executive Vice President and Chief Financial Officer for NOVA Information Systems, Inc., and, from 1988 to 2000, he was Senior Vice President and Chief Financial Officer of Larson-Juhl, Inc. Since January 2006, Mr. Scheppmann has served as a member of the Board of Directors of eResearch Technology, Inc., a publicly-traded biotechnical services and technology company, and has been chairman of its Audit Committee since April 2006.

Saundra Davis. Saundra Davis is Vice President, Human Resources of Teradata. Ms. Davis served as Vice President, Human Resources, Teradata Division of NCR from January 2004 to September 2007. Prior to this position, Ms. Davis served as Vice President, Human Resources, Corporate Infrastructure, at NCR from January 2003 to December 2003, and as Vice President, Human Resources, Systemedia Division of NCR from June 2000 to December 2002. Ms. Davis joined NCR in 1985 and has since held a number of positions of increasing responsibility in human resources.

Robert Fair. Robert Fair is Executive Vice President, Global Field Operations of Teradata. Mr. Fair served as Vice President, Global Marketing, Teradata Division of NCR from April 2003 to September 2007. From March 2000 to April 2003, he was Vice President, Americas Communications Industry, Teradata Division. Mr. Fair began his career at NCR in 1984 and held a number of positions of increasing responsibility in the areas of sales, professional services and marketing.

Daniel Harrington. Daniel Harrington has been Executive Vice President, Technology and Support Services of Teradata since October 2007. Mr. Harrington served as Vice President, Customer Services, Teradata Division of

NCR, from January 2005 until that time. Prior to this position, from April 1999 to December 2004, he was Vice President, Northern Europe, Teradata Division with responsibility for Europe sales in 2004. Mr. Harrington joined NCR in 1985 and held a number of positions of increasing responsibility in the areas of sales, marketing and product management.

Bruce Langos. Bruce Langos is Chief Operations Officer of Teradata. Mr. Langos was Senior Vice President, Global Operations of NCR, from May 2006 to September 2007. From 1996 until that time, Mr. Langos was Vice President, Business Operations, Teradata Division. Mr. Langos joined NCR in 1976 and held positions of increasing responsibility in sales, marketing, product management and strategic planning.

Darryl McDonald. Darryl McDonald serves as Chief Marketing Officer of Teradata. Mr. McDonald was Vice President, Global Consulting Services, Teradata Division of NCR from April 2003 to September 2007. From 1997 until April 2003, Mr. McDonald was Vice President, Americas Retail Industry, Teradata Division. Mr. McDonald joined NCR in 1982 and has since held a number of positions of increasing responsibility in the areas of sales and consulting.

Laura Nyquist. Laura Nyquist is the General Counsel and Secretary of Teradata. Ms. Nyquist served as Deputy General Counsel and Chief Counsel, Business Counsel Group, NCR, from October 2006 to September 2007. Prior to this position, Ms. Nyquist was Chief Counsel, Financial Solutions Division from 2004 to September 2006, and was Vice President, Corporate Affairs, and Secretary to the Board of Directors of NCR from 1999 to 2004. Ms. Nyquist joined NCR in 1986 and held a number of positions of increasing responsibility at NCR until she joined Teradata.

There are no family relationships between any of the executive officers or directors of Teradata.

There are no contractual obligations regarding the election of our executive officers or directors.

Item 11.	EXECUTIVE COMPENSATION

The information regarding the Company’s compensation of its named executive officers is included in the material captioned “Executive Compensation” on pages 17—48 of the 2008 Proxy Statement, and is incorporated herein by reference. The information regarding the compensation committee report is included in the material captioned “Board Compensation and Human Resource Committee Report on Executive Compensation” on page 16 of the 2008 Proxy Statement, and is incorporated herein by reference.

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information regarding security ownership of certain beneficial owners and management is included in the material captioned “Stock Ownership” on pages 5—6 of the 2008 Proxy Statement, and is incorporated herein by reference.

Information regarding equity compensation plans is included in the material captioned “Equity Compensation Plan Information” on page 15 of the 2008 Proxy Statement, and is incorporated herein by reference.

Item 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information described under the caption “Related Person Transactions” on page 57 of the 2008 Proxy Statement, and is incorporated herein by reference. The information regarding director independence is included in the material captioned “Corporate Governance” on pages 10—11 of the 2008 Proxy Statement, and is incorporated herein by reference.

Item 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

Information regarding fees paid to the Company’s independent registered public accounting firm is included in the material captioned “Fees Paid to the Company’s Independent Registered Public Accounting Firm” on pages 58—59 of the 2008 Proxy Statement, and is incorporated herein by reference.

PART IV

Item 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a) Index

1. Financial Statements: The consolidated financial statements of the Company and the Report of Independent Registered Public Accounting Firm as set forth in Part II, Item 8 of this Annual Report:

2. Financial Statement Schedule: Financial Statement Schedule II – Valuation and Qualifying Accounts is included in this Form 10-K report on page 80. All other schedules are not required under the related instructions or are not applicable.

3. Exhibits: See Index of Exhibits below for a listing of all exhibits to this Form 10-K report.

(b) Exhibits identified in parentheses below, on file with the SEC, are incorporated herein by reference as exhibits hereto.

Exhibit No.	Description
2.1	Form of Separation and Distribution Agreement between Teradata Corporation and NCR Corporation (incorporated by reference to Exhibit 10.10 to the Teradata Corporation Registration Statement filed on Amendment No. 2 to Form 10 dated August 21, 2007 (“Registration Statement on Form 10”)).

3.1	Amended and Restated Certificate of Incorporation of Teradata Corporation as amended and restated on September 24, 2007 (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K dated September 25, 2007).

3.2	Amended and Restated Bylaws of Teradata Corporation, as amended and restated on October 22, 2007 (incorporated by reference to Exhibit 3.2 to the Current Report on Form 8-K dated October 24, 2007).

4.1	Common Stock Certificate of Teradata Corporation (incorporated by reference to Exhibit 4.1 to the Quarterly Report on Form 10-Q dated November 13, 2007).

10.1	Form of Tax Sharing Agreement between Teradata Corporation and NCR Corporation (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by NCR Corporation on September 25, 2007).

10.2	Form of Interim Services and Systems Replication Agreement between Teradata Corporation and NCR Corporation (incorporated by reference to Exhibit 10.2 to the Registration Statement on Form 10).

10.3	Form of Employee Benefits Agreement between Teradata Corporation and NCR Corporation (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed by NCR Corporation on September 25, 2007).

10.4	Form of Exclusive Patent Agreement (incorporated by reference to Exhibit 10.4 to the Registration Statement on Form 10).

10.5	Form of Patent License Agreement (incorporated by reference to Exhibit 10.5 to the Registration Statement on Form 10).

10.6	Form of Technology Agreement (incorporated by reference to Exhibit 10.6 to the Registration Statement on Form 10).

10.7	Teradata Corporation Employee Stock Purchase Plan (incorporated by reference to Exhibit 4.1 to the Registration Statement on Form S-8 dated September 28, 2007).

10.8	Teradata Corporation Management Incentive Plan (incorporated by reference to Exhibit 10.9 to the Registration Statement on Form 10).

10.9	Teradata Change in Control Severance Plan (incorporated by reference to Exhibit 10.10 to the Registration Statement on Form 10).

10.10	Teradata Corporation 2007 Stock Incentive Plan (incorporated by reference to Exhibit 4.1 to the Registration Statement on Form S-8 dated September 28, 2007).

10.11	Form of Stock Option Agreement under the Teradata Corporation 2007 Stock Incentive Plan for awards granted in 2007 (incorporated by reference to Exhibit 10.11 to the Registration Statement on Form 10).

10.11.1	Form of 2008 Stock Option Agreement under the Teradata Corporation 2007 Stock Incentive Plan (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K dated November 30, 2007).

10.11.2	Form of 2007 Restricted Stock Unit Agreement under the Teradata Corporation 2007 Stock Incentive Plan.

10.11.3	Form of 2008 Restricted Stock Unit Agreement under the Teradata Corporation 2007 Stock Incentive Plan (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K dated November 30, 2007).

10.11.4	Form of 2007 Performance Based Restricted Stock Unit Agreement under the Teradata 2007 Stock Incentive Plan.

10.11.5	Form of 2008 Performance Based Restricted Stock Unit Agreement under the Teradata Corporation 2007 Stock Incentive Plan (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K dated November 30, 2007).

10.11.6	Form of 2007 Director Option Grant Statement (Non-Statutory Stock Option).

10.11.7	Form of 2007 Director Restricted Stock Unit Grant Statement.

10.12	Form of Master Agreement between Teradata Corporation and NCR Corporation for enterprise data warehousing sales and support (incorporated by reference to Exhibit 10.16 to the Registration Statement on Form 10).

10.13	Form of Network Support Agreement between Teradata Corporation and NCR

Corporation (incorporated by reference to Exhibit 10.17 to the Registration Statement on Form 10).

10.14	Form of Service Provider Agreement between Teradata Corporation and NCR Corporation (incorporated by reference to Exhibit 10.18 to the Registration Statement on Form 10).

10.15	Form of Master Reseller Agreement between Teradata Corporation and NCR Corporation for Middle East and Africa (incorporated by reference to Exhibit 10.19 to the Registration Statement on Form 10).

10.16	Offer Letter to Michael Koehler (incorporated by reference to Exhibit 10.20 to the Registration Statement on Form 10).

10.17	Purchase and Manufacturing Services Agreement, effective April 27, 1998, by and between NCR Corporation and Solectron Corporation (filed as Exhibit 10.1 to NCR Corporation’s Form 10-Q (SEC File No. 001-00395) for the fiscal quarter ended June 30, 1998 and incorporated herein by reference).

10.17.1	Amendment No. 1 to Purchase and Manufacturing Services Agreement, dated January 29, 2000, between NCR Corporation and Solectron Corporation (incorporated by reference to Exhibit 10.22 to the Registration Statement on Form 10).

10.18	Offer Letter to Stephen Scheppmann (incorporated by reference to Exhibit 10.23 to the Registration Statement on Form 10).

10.19	Credit Agreement, dated as of October 1, 2007 between Teradata Corporation, Bank of America, N.A., as Administrative Agent, and the lenders party thereto from time to time (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K dated October 3, 2007).

14	Values and Code of Conduct for associates of Teradata Corporation.

21	Subsidiaries of Teradata Corporation.

23.1	Consent of Independent Registered Public Accounting Firm.

31.1	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 dated March 3, 2008.

31.2	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 dated March 3, 2008.

32	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 dated March 3, 2008.

TERADATA CORPORATION

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

(In millions)

Column A	Column B	Column C		Column D	Column E
Description	Balance at Beginning of Period	Additions Charged to Costs & Expenses	Charged to Other Accounts	Deductions	Balance at End of Period
Year ended December 31, 2007
Allowance for doubtful accounts	$5	$1	$—	$1	$5
Deferred tax asset valuation allowance	$43	$—	$—	$38	$5
Inventory excess and obsolete reserves	$18	$5	$—	$2	$21

Year ended December 31, 2006
Allowance for doubtful accounts	$7	$—	$—	$2	$5
Deferred tax asset valuation allowance	$35	$8	$—	$—	$43
Inventory excess and obsolete reserves	$16	$7	$—	$5	$18

Year ended December 31, 2005
Allowance for doubtful accounts	$6	$1	$—	$—	$7
Deferred tax asset valuation allowance	$36	$—	$—	$1	$35
Inventory excess and obsolete reserves	$16	$6	$—	$6	$16

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TERADATA CORPORATION

Date: March 3, 2008	By:	/s/ Stephen M. Scheppmann
Stephen M. Scheppmann
Executive Vice President and Chief Financial Officer

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Signature	Title

/s/ Michael F. Koehler
Michael F. Koehler	Director, President and Chief Executive Officer

/s/ Stephen M. Scheppmann
Stephen M. Scheppmann	Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)
/s/ James M. Ringler
James M. Ringler	Chairman of the Board of Directors

/s/ Edward P. Boykin
Edward P. Boykin	Director

/s/ David E. Kepler
David E. Kepler	Director

/s/ Victor L. Lund
Victor L. Lund	Director

/s/ C.K. Prahalad
C.K. Prahalad	Director

/s/ William Stavropoulos
William Stavropoulos	Director

Date: March 3, 2008