Form 10-Q
period 2008-03-31
TERADATA CORP /DE/
filed 2008-05-15
CIK 816761

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer  ☐    Accelerated filer  ☐    Non-accelerated filer  ☒    Smaller reporting company  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

At April 30, 2008, there were approximately 179.7 million shares of common stock issued and outstanding.

Part 1. Financial Information

Item 1.	FINANCIAL STATEMENTS

Condensed Consolidated Statements of Income (Unaudited)

	Three Months Ended March 31,
In millions, except per share amounts	2008	2007
		As Restated
Revenue
Product revenue	$165	$192
Service revenue	210	175

Total revenue	375	367

Operating expenses
Cost of products	60	68
Cost of services	121	103
Selling, general and administrative expenses	116	99
Research and development expenses	25	27

Total operating expenses	322	297

Income from operations	53	70
Interest income	(3)	—

Income before income taxes	56	70
Income tax expense	14	27

Net income	$42	$43

Net income per common share
Basic	$0.23	$0.24
Diluted	$0.23	$0.24
Weighted average common shares outstanding
Basic	180.4	180.7
Diluted	182.3	180.7

See Notes to Condensed Consolidated Financial Statements (Unaudited).

Condensed Consolidated Balance Sheets (Unaudited)

In millions, except per share amounts	March 31, 2008	December 31, 2007
Assets
Current Assets
Cash and cash equivalents	$339	$270
Accounts receivable, net	417	507
Inventories, net	48	51
Other current assets	50	45

Total current assets	854	873

Property and equipment, net	93	94
Capitalized software, net	67	61
Goodwill	108	90
Deferred income taxes	142	140
Other assets	38	36

Total assets	$1,302	$1,294

Liabilities and stockholders’ equity
Current liabilities
Accounts payable	$98	$120
Payroll and benefits liabilities	59	88
Deferred revenue	300	246
Other current liabilities	97	118

Total current liabilities	554	572

Pension and other postemployment plan liabilities	92	88
Other liabilities	11	3

Total liabilities	657	663

Commitments and contingencies (Note 10)

Stockholders’ equity
Preferred stock: par value $0.01 per share, 100.0 shares authorized, no shares issued and outstanding at March 31, 2008 and December 31, 2007	—	—
Common stock: par value $0.01 per share, 500.0 shares authorized, 179.6 and 181.0 shares issued and outstanding at March 31, 2008 and December 31, 2007, respectively	2	2
Paid-in capital	525	555
Retained earnings	121	79
Accumulated other comprehensive loss	(3)	(5)

Total stockholders’ equity	645	631

Total liabilities and stockholders’ equity	$1,302	$1,294

See Notes to Condensed Consolidated Financial Statements (Unaudited).

Condensed Consolidated Statements of Cash Flows (Unaudited)

	Three Months Ended March 31,
In millions	2008	2007
		As Restated
Operating activities
Net income	$42	$43
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	17	16
Stock-based compensation expense	5	3
Excess tax benefit from stock-based compensation	(1)	—
Deferred income taxes	6	10
Changes in assets and liabilities:
Receivables	102	4
Inventories	3	—
Current payables and accrued expenses	(62)	(29)
Deferred revenue	59	59
Other assets and liabilities	(28)	(4)

Net cash provided by operating activities	143	102

Investing activities
Expenditures for property and equipment	(4)	(7)
Additions to capitalized software	(16)	(12)
Other investing activities and business acquisition, net	(22)	—

Net cash used in investing activities	(42)	(19)

Financing activities
Repurchases and retirement of common stock	(38)	—
Excess tax benefit from stock-based compensation	1	—
Transfer to parent, net	—	(83)
Other financing activities, net	1	—

Net cash used in financing activities	(36)	(83)

Effect of exchange rate changes on cash and cash equivalents	4	—

Increase in cash and cash equivalents	69	—
Cash and cash equivalents at beginning of period	270	—

Cash and cash equivalents at end of period	$339	$—

See Notes to Condensed Consolidated Financial Statements (Unaudited).

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1. BASIS OF PRESENTATION

These statements have been prepared pursuant to the rules and regulations of the U.S Securities and Exchange Commission (“SEC”) and, in accordance with those rules and regulations, do not include all information and footnote disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). In the opinion of management, the condensed consolidated financial statements reflect all adjustments, consisting only of normal recurring adjustments, and the error correction discussed in Note 2, necessary to fairly state the results of operations, financial position and cash flows of Teradata Corporation (“Teradata” or the “Company”) for the interim periods presented herein. The year-end 2007 condensed consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by GAAP. The preparation of condensed consolidated financial statements in conformity with GAAP requires management to make use of estimates and assumptions that affect the reported amounts and disclosures. Actual results may vary from these estimates.

These condensed consolidated interim financial statements should be read in conjunction with the combined and consolidated financial statements and notes thereto included in Teradata’s most recent Annual Report on Form 10-K for the fiscal year ended December 31, 2007 (the “2007 Annual Report”). The results of operations for any interim period are not necessarily indicative of the results of operations to be expected for the full year.

On August 27, 2007, the Board of Directors of NCR Corporation (“NCR”), the Company’s former parent, approved the separation of NCR into two independent, publicly-traded companies through the distribution of 100% of its Teradata data warehousing business to shareholders of NCR (the “Separation”). The Condensed Consolidated Financial Statements reflect the consolidated operations of Teradata and its subsidiaries as a separate, stand-alone entity subsequent to the spin off from NCR on September 30, 2007, in addition to the historical operations of the Teradata data warehousing business which were operated as part of NCR prior to the Separation.

Management believes the assumptions underlying the Condensed Consolidated Financial Statements for these periods are reasonable. However, the Condensed Consolidated Financial Statements included herein for periods prior to September 30, 2007, do not necessarily reflect what the Teradata data warehousing business’ results of operations, financial position and cash flows would have been had the Teradata data warehousing business been a stand-alone company during those periods.

2. REVISION OF PRIOR PERIOD FINANCIAL STATEMENTS

As discussed in the Company’s 2007 Annual Report, during the fourth quarter of 2007 the Company identified an error related to a sales transaction that was originally recognized in the fourth quarter of 2006. Upon subsequent review, management determined that the transaction, which was made through a reseller, did not meet the conditions for revenue recognition until the first quarter of 2007 when the products were delivered and accepted by the end-user customer. The impact of this error was an overstatement of revenue and net income in the three- and twelve-month periods ended December 31, 2006, and an understatement of revenue and net income in the three-month period ended March 31, 2007. The Company assessed the materiality of this error on the three- and twelve-month periods ended December 31, 2006, in accordance with the SEC’s Staff Accounting Bulletin No. 99 (“SAB 99”) and concluded that the error was not material to either period. However, the Company did conclude that the error was material to the three-month period ended March 31, 2007, as it understated results for that period. Therefore, in accordance with the SEC’s Staff Accounting Bulletin No. 108 (“SAB 108”), the 2006 financial statements were revised in the 2007 Annual Report to correct for the immaterial error and to allow for the correct recording of this transaction in the 2007 consolidated financial statements. The correction has been reflected in these interim financial statements for the three month period ended March 31, 2007 and resulted in a $13 million increase in product revenue, a $3 million increase in cost of products and a $4 million increase to income tax expense, resulting in a $6 million increase in net income ($0.04 per basic and diluted share).

3. SUPPLEMENTAL FINANCIAL INFORMATION

	Three Months Ended March 31,
In millions	2008	2007
		As Restated
Comprehensive Income
Net income	$42	$43
Other comprehensive income, net of tax:
Amortization of costs associated with pension and postemployment benefits	1	—
Currency translation adjustments	1	1

Total comprehensive income	$44	$44

	As of
In millions	March 31, 2008	December 31, 2007
Inventories
Finished goods, net	$25	$29
Service parts, net	23	22

Total inventories, net	$48	$51

4. NEW ACCOUNTING PRONOUNCEMENTS

Statement of Financial Accounting Standards No. 157. In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 157 (“SFAS 157”), Fair Value Measurements. This statement defines fair value, establishes a framework for measuring fair value in GAAP and expands disclosures about fair value measurements. SFAS 157 is effective for financial assets and financial liabilities measured at fair value on a recurring basis for fiscal years beginning after November 15, 2007. FASB Staff Position No. FAS 157-2 (“FSP 157-2”), Effective Date of FASB Statement No. 157, deferred the effective date of SFAS 157 for all non-financial assets and non-financial liabilities to fiscal years beginning after November 15, 2008. Refer to Note 11, for additional information related to the adoption of SFAS 157. The adoption of SFAS 157 did not have a material effect on the Condensed Consolidated Financial Statements for fair value measurements made during the first quarter of 2008. While the Company does not expect the adoption of this Statement to have a material impact on its consolidated financial statements in subsequent reporting periods, we will continues to monitor any additional implementation guidance that is issued.

Statement of Financial Accounting Standards No. 159. In February 2007, the FASB issued SFAS No. 159 (“SFAS 159”), The Fair Value Option for Financial Assets and Financial Liabilities—Including an Amendment of FASB Statement No. 115. This Statement permits entities to choose to measure many financial instruments and certain other items at fair value. The fair value option may be elected on an instrument-by-instrument basis, with few exceptions. SFAS 159 also establishes presentation and disclosure requirements to facilitate comparisons between companies that choose different measurement attributes for similar assets and liabilities. The implementation of this standard did not have a material impact on the Company’s consolidated financial position and results of operations as the Company did not elect to record any additional assets or liabilities under the fair value option.

Statement of Financial Accounting Standards No. 141 (revised 2007). In December 2007, the FASB issued SFAS No. 141 (revised 2007) (“SFAS 141R”), Business Combinations. This Statement changes the accounting for acquisition transaction costs by requiring them to be expensed in the period incurred, and also changes the accounting for contingent consideration, acquired contingencies and restructuring costs related to an acquisition. SFAS 141R is effective for fiscal years beginning on or after December 15, 2008. While the Company is currently evaluating the impact of adopting SFAS 141R, we do not expect that it will have a material impact on our financial condition and results of operations.

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

Statement of Financial Accounting Standards No. 161. In March 2008, the FASB issued SFAS No. 161 (“SFAS 161”), Disclosures About Derivative Instruments and Hedging Activities, an Amendment of FASB Statement No. 133. This Statement is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity’s financial position, financial performance and cash flows. SFAS 161 is effective for fiscal years and interim periods beginning after November 15, 2008. The Company is currently evaluating the impact that adopting SFAS 161 will have on the presentation of its annual and interim period disclosures.

5. GOODWILL AND OTHER INTANGIBLE ASSETS

In millions	Balance December 31, 2007	Additions	Other	Balance March 31, 2008
Goodwill
Americas	$56	$15	$—	$71
EMEA	10	—	—	10
APJ	24	—	3	27

Total goodwill	$90	$15	$3	$108

The increase in goodwill was primarily due to an immaterial acquisition consummated during the three months ended March 31, 2008, as well as changes in foreign currency exchange rates.

The Company’s identifiable intangible assets, reported under Other Assets in the balance sheets, were specifically identified and recorded at fair value when acquired, and are deemed to have finite lives. The gross carrying amount and accumulated amortization for Teradata’s identifiable intangible assets were as follows:

	Original Amortization Life (in Years)	March 31, 2008		December 31, 2007
In millions		Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Identifiable intangible assets
Intellectual property	1 - 10	22	(6)	21	(6)

The aggregate amortization expense (actual and estimated) for identifiable intangible assets for the following periods is:

	Three Months Ended March 31, 2008	For the year ended (estimated)
In millions		2008	2009	2010	2011	2012
Amortization expense	$1	$4	$4	$4	$3	$1

6. TRANSACTIONS WITH NCR

Teradata’s costs and expenses for periods prior to the Separation include allocations from NCR for, among other things, centralized treasury, tax, accounting, legal, internal audit, human resources, severance, pension, public and investor relations, general management, real estate, shared information technology systems, procurement and other statutory functions such as board of directors and centrally managed benefit arrangements. These allocations have been determined on a basis that NCR and Teradata consider to be a reasonable reflection of the utilization of services provided to or the benefits received by Teradata. The allocations were based on methods that included such drivers as revenue, headcount, square footage, transaction processing costs and others considered as a reasonable method in relation to the costs being allocated. Allocated costs included in the statements of income (prior to the Separation) were as follows:

In millions	Three Months Ended March 31, 2007
Cost of products and services	$9
Selling, general and administrative expenses	15
Research and development expenses	2

Total allocated operating expenses	$26

NCR and the Company entered into an Interim Services and Systems Replication Agreement, which provides for the provision of certain transitional services by the Company and its subsidiaries to NCR and its subsidiaries, and vice versa. The services include the provision of administrative and other services identified by the parties. The Interim Services and Systems Replication Agreement, effective October 1, 2007, provides for a term of up to 18 months for such services, which may be extended for an additional six months by mutual agreement of the parties. The pricing is based on actual costs incurred by the party rendering the services plus a fixed percentage.

NCR and the Company have also entered into certain other agreements, including the Separation and Distribution Agreement, the Tax Sharing Agreement, the Employee Benefits Agreement and several commercial agreements. The commercial agreements include a network support agreement, service and distributor arrangements, intellectual property agreements, and various real estate arrangements.

7. INCOME TAXES

Income tax provisions for interim periods are based on estimated annual income tax rates, adjusted to reflect the effects of any significant infrequent or unusual items which are required to be discretely recognized within the current interim period. The effective tax rates in the periods presented are largely based upon the forecasted pre-tax earnings mix by taxing jurisdiction due to the broad range of statutory income tax rates where the Company conducts its business. The effective tax rate for the three months ended March 31, 2008 was 25.0% as compared to 38.6% for the three months ended March 31, 2007. The income tax rate for the three months ended March 31, 2008 reflects the impact of the lower tax rates in some of the foreign jurisdictions in which the Company operates and does not reflect any discrete items. For the three months ended March 31, 2007, while the Company was still part of NCR, Teradata’s provision for income taxes in certain tax jurisdictions reflected only a portion of the tax benefits related to certain foreign operations’ tax net operating losses due to the uncertainty of the ultimate realization of future benefits from those losses under NCR’s tax structure.

The Company adopted FASB Interpretation No. 48 (“FIN 48”), Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109, on January 1, 2007. FIN 48 clarifies the accounting for uncertainty in income taxes by prescribing thresholds and attributes for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, and disclosure. Under FIN 48, the Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon settlement. The adoption of FIN 48 did not impact our results of operations or net assets. In accordance with the Tax Sharing Agreement between NCR and Teradata, NCR is responsible for all taxes reported on any separate or joint return of NCR, which may also include Teradata for periods prior to the Separation. As of March 31, 2008, the Company has no unrecognized tax benefits.

8. EMPLOYEE STOCK COMPENSATION PLANS

As of March 31, 2008, the Company’s primary types of share-based compensation were stock options, restricted stock and restricted stock units. The Company recorded stock-based compensation expense for the following periods as shown below:

	Three Months Ended March 31,
In millions	2008	2007
Stock options	$2	$1
Restricted stock	3	2

Total stock-based compensation (pre-tax)	5	3
Tax benefit	(2)	(1)

Total stock-based compensation, net of tax	$3	$2

Prior to the Separation, all stock options granted to NCR employees engaged in Teradata’s business were granted under the NCR Stock Incentive Plan (“NCR SIP”). In connection with the Separation on September 30, 2007, NCR share-based awards held by Teradata employees were converted to equivalent share-based awards of Teradata Corporation based on the ratio of the Company’s fair market value to NCR and Teradata’s combined fair market value at the time of the adjustment. The conversion was accounted for as a modification under the provisions of Statement of Financial Accounting Standards No. 123 (revised 2004) (“SFAS 123R”), Share-Based Payment, and resulted in no increase in the fair value of the awards. The Teradata Corporation 2007 Stock Incentive Plan (the “Teradata SIP”) was adopted by Teradata’s Board of Directors on September 6, 2007, after having been approved by NCR International, Inc., as sole stockholder of Teradata, on August 14, 2007. Stock options granted under the Teradata SIP contain similar terms and conditions as those granted under the NCR SIP, including terms no longer than 10 years, and exercise prices not less than the fair market value of Teradata common stock on the date of grant. Grants generally have a four-year vesting period. A total of 20 million shares were authorized to be issued under the Teradata SIP. New shares of the Company’s common stock are issued as a result of stock option exercises.

Stock-based compensation expense is measured at fair value and recognized over the service period over which the awards are expected to vest. The Black-Scholes option-pricing model is used to calculate the fair value of stock options. The weighted average fair value of stock option grants was estimated based on the weighted average assumptions below. There were no new stock option awards granted in the three months ended March 31, 2008. The weighted average fair value of grants made for the three months ended March 31, 2007 was $16.93 (these were awards made prior to the Separation and consisted of options to purchase NCR stock).

Three Months Ended March 31, 2007 NCR Grants
Dividend yield	—
Risk-free interest rate	4.51%
Expected volatility	32.6%
Expected holding period (years)	5.0

Prior to the Separation, expected volatility incorporated a blend of both historical volatility of NCR’s stock over a period equal to the expected term of the options and implied volatility from traded options on NCR’s stock, as NCR management believed this was more representative of prospective trends. NCR used historical data to estimate option exercise and employee termination within the valuation model. Subsequent to the Separation, the expected volatility assumption is determined based on peer group volatility, and the expected life assumption is based on the simplified method in accordance with the SEC’s Staff Accounting Bulletin No. 107 (“SAB 107”). The SEC’s Staff Accounting Bulletin No. 110 (“SAB 110”) continues to allow companies, under certain circumstances, to use the simplified method beyond December 31, 2007. It is appropriate to use the simplified method under SAB 110 when an entity does not have sufficient historical exercise data to provide a reasonable basis upon which to estimate expected term. Based on SAB 110 and SAB 107, the Company has estimated the expected life of its stock options using the simplified method. The simplified method is based on the vesting period and contractual term for each vesting tranche of awards. The mid-point between the vesting date and the expiration date is used as the expected term under this method. The risk-free interest rate for periods within the contractual life of the option is based on the five-year U.S. Treasury yield curve in effect at the time of grant.

As of March 31, 2008, the Company has $16 million and $22 million of total unrecognized compensation expense, net of estimated forfeitures, related to unvested stock options and unvested restricted stock, respectively. These awards will be recognized over the weighted average period of 1.7 years for stock options and 1.6 years for restricted stock.

9. EMPLOYEE BENEFIT PLANS

Prior to the Separation, NCR employees engaged in Teradata’s business were eligible to participate in pension and postemployment benefit plans sponsored by NCR in many of the countries where Teradata does business. As Teradata participated in NCR’s plans, it accounted for its pension and post employment benefit costs under the multi employer plan approach, and has recognized the pension and postemployment costs allocated to it by NCR as expense, with a corresponding contribution in parent company investment. Pension and postemployment benefit costs were allocated to Teradata based on the projected benefit obligation associated with Teradata-specific employees and other NCR employees who provided support services to Teradata. In conjunction with the Separation, certain of NCR’s pension and postemployment benefit obligations and plan assets relating to the Teradata business were assumed by/transferred to the Company.

Components of net periodic benefit cost of the Company’s pension and postemployment plans for the three months ended March 31 are as follows:

	2008		2007
In millions	Pension	Postemployment	Pension	Postemployment
Service cost	$2	$1	$—	$—
Interest cost	1	—	—	—
Expected return on plan assets	(1)	—	—	—
Amortization of actuarial loss	—	1	—	—
Pre-Separation allocation from NCR	—	—	2	4

Total costs	$2	$2	$2	$4

Employer Contributions

Pension. For the three months ended March 31, 2008, Teradata contributed approximately $2 million to its pension plans. Teradata anticipates contributing an additional $5 million to its pension plans in 2008 for a total of $7 million.

Postemployment. For the three months ended March 31, 2008, Teradata paid approximately $1 million in postemployment benefits. Teradata anticipates paying an additional $6 million in postemployment benefits in 2008 for a total of $7 million.

10. COMMITMENTS AND CONTINGENCIES

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

The Company believes the amounts provided in its financial statements are adequate in light of the probable and estimable liabilities. However, there can be no assurances that the actual amounts required to satisfy alleged liabilities from the matter described above and other matters, and to comply with applicable laws and regulations, will not exceed the amounts reflected in the Company’s financial statements or will not have a material adverse effect on its results of operations, financial condition or cash flows. Any costs that may be incurred in excess of those amounts provided as of March 31, 2008, cannot currently be reasonably determined.

Guarantees and Product Warranties. Guarantees associated with the Company’s business activities are reviewed for appropriateness and impact to the Company’s financial statements. Periodically, the Company’s customers enter into various leasing arrangements coordinated with a leasing partner. In some instances, the Company guarantees the leasing partner a minimum value at the end of the lease term on the leased equipment or guarantees lease payments between the customer and the leasing partner. As of March 31, 2008, the maximum future payment obligation of this guaranteed value and the associated liability balance was $4 million.

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

The following table identifies the activity relating to the warranty reserve for the three months ended March 31:

In millions	2008	2007
Warranty reserve liability
Beginning balance at January 1	$6	$8
Accruals for warranties issued	3	3
Settlements (in cash or kind)	(4)	(3)

Balance at end of period	$5	$8

The Company also offers extended and/or enhanced coverage to its customers in the form of maintenance contracts. The Company accounts for these contracts by deferring the related maintenance revenue over the extended and/or enhanced coverage period. Amounts associated with these maintenance contracts are not included in the table above.

In addition, the Company provides its customers with certain indemnification rights. In general, the Company agrees to indemnify the customer if a third party asserts patent or other infringement on the part of the customer for its use of the Company’s products. In addition, the Company has entered into indemnification agreements with its officers and directors. From time to time, the Company also enters into agreements in connection with its acquisition and divesture activities that include indemnification obligations by the Company. The fair value of these indemnification obligations is not readily determinable due to the conditional nature of the Company’s potential obligations and the specific facts and circumstances involved with each particular agreement, and as such the Company has not recorded a liability in connection with these indemnifications. Historically, payments made by the Company under these types of agreements have not had a material effect on the Company’s consolidated financial condition, results of operations or cash flows.

11. FAIR VALUE MEASUREMENTS

In September 2006, the FASB issued statement No. 157, Fair Value Measurements (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value in accordance with GAAP, and expands disclosures about fair value measurements. The Company has adopted the provisions of SFAS 157 as of January 1, 2008, for financial assets and liabilities recorded at fair value on a recurring basis. Although the adoption of SFAS 157 did not materially impact its financial condition, results of operations, or cash flow, the Company is now required to provide additional disclosures as part of its financial statements.

SFAS 157 establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. These tiers include: Level 1, defined as observable inputs such as quoted prices in active markets for identical assets or liabilities; Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable, or for quoted prices in active markets for similar assets or liabilities; and Level 3, defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions. Financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

The Company’s assets and liabilities measured at fair value on a recurring basis include money market funds and foreign currency exchange contracts. A portion of the Company’s excess cash reserves are held in money market funds which generate interest income based on the prevailing market rates. Money market funds are included in cash and cash equivalents in the Company’s balance sheet. Money market fund holdings are measured at fair value using quoted market prices and are classified within Level 1 of the valuation hierarchy. When deemed appropriate, the Company minimizes its exposure to changes in foreign currency exchange rates through the use of derivative financial instruments, specifically, forward foreign exchange contracts. The fair value of these contracts are measured at the end of each interim reporting period using observable inputs other than quoted prices. As such, these derivative instruments are classified within Level 2 of the valuation hierarchy. Fair value gains for open contacts are recognized as receivables and fair value losses are recognized as payables. At March 31, 2008, the Company had foreign exchange currency contracts in effect with a gross contract notional amount of $65 million ($57 million on a net basis) with a net fair value gain of approximately $0.3 million.

The Company’s assets measured at fair value on a recurring basis subject to the disclosure requirements of SFAS 157 at March 31, 2008 were as follows:

	March 31, 2008	Fair Value Measurements at Reporting Date Using
In millions		Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Money market funds	$250.9	$250.9	$—	$—
Foreign exchange currency contracts	0.4	—	0.4	—

Total Assets	$251.3	$250.9	$0.4	$—

Liabilities
Foreign exchange currency contracts	$0.1	$—	$0.1	$—

Total Liabilities	$0.1	$—	$0.1	$—

12. EARNINGS PER SHARE

Basic earnings per share is calculated by dividing net income by the weighted average number of shares outstanding during the reported period. The calculation of diluted earnings per share is similar to basic earnings per share, except that the weighted average number of shares outstanding includes the dilution from potential shares resulting from stock options and unvested restricted stock awards.

The components of basic and diluted earnings per share are as follows:

	Three Months Ended March 31,
In millions, except per share amounts	2008	2007
		As Restated
Net income available for common stockholders	$42	$43

Weighted average outstanding shares of common stock	180.4	180.7
Dilutive effect of employee stock options and restricted stock	1.9	—

Common stock and common stock equivalents	182.3	180.7

Earnings per share:
Basic	$0.23	$0.24
Diluted	$0.23	$0.24

Options to purchase 1.3 million shares of common stock for the first quarter of 2008 were not included in the computation of diluted earnings per share because their exercise prices were greater than the average market price of the common shares and, therefore, the effect would have been anti-dilutive. There were no potential common shares in the three months ended March 31, 2007 as for periods prior to the Separation, no potentially dilutive securities (stock options, restricted shares, etc.) of the Company were outstanding.

13. STOCK REPURCHASE PROGRAM

On February 11, 2008, the Board of Directors of the Company authorized two stock repurchase programs. The employee stock dilution offset program is an ongoing, self-funding anti-dilution program that uses the cash received from employee share purchases under the Teradata Corporation Employee Stock Purchase Plan and option exercises under the Teradata Corporation 2007 Stock Incentive Plan to repurchase Company common stock on the open market at management’s discretion, in accordance with applicable securities rules regarding issuer repurchases. In addition, the Board authorized a general open market share repurchase program pursuant to which the Company may spend up to $250 million over a two-year period to repurchase its common stock on the open market at management’s discretion, in accordance with applicable securities rules regarding issuer repurchases. In the three months ended March 31, 2008, the Company repurchased approximately 1.6 million shares for approximately $38 million. Repurchased shares have been retired. In order to preserve the tax-free status of the Separation, the accumulated shares repurchased in the two-year period following the Separation must remain below 20% of the number of shares of Teradata common stock outstanding on September 30, 2007, the Separation date.

14. SEGMENT AND OTHER SUPPLEMENTAL INFORMATION

Teradata manages its business in three geographic regions, which are also the Company’s operating segments: (1) the North America and Latin America (“Americas”) region; (2) the Europe, Middle East and Africa (“EMEA”) region; and (3) the Asia Pacific and Japan (“APJ”) region. Management evaluates the performance of its segments based on revenue and segment margin, and does not include segment assets for management reporting purposes. Segment margin may exclude certain corporate-related costs consistent with the manner by which management evaluates segment operating performance. This presentation is useful to investors because it allows analysis and comparability of operating trends. The Company’s management does not use corporate-level selling, general and administrative, or research and development expenses, to measure and evaluate regional segment performance. The Company does not track assets and liabilities by operating segment. Therefore, it is not practical to present assets and liabilities by operating segment.

The following table presents regional segment revenue and segment gross margin for the Company:

	Three Months Ended March 31,
In millions	2008	2007 (1)
Revenue
Americas	$210	$215
EMEA	103	90
APJ	62	62

Total revenue	375	367

Segment gross margin
Americas	114	128
EMEA	52	40
APJ	28	28

Total gross margin	194	196

Selling, general and administrative expenses	116	99
Research and development expenses	25	27

Total income from operations	$53	$70

(1)	The Americas results for the three months ended March 31, 2007 have been restated to correct for the error discussed in Note 2.

The following table presents revenue by product and services revenue for the Company:

	Three Months Ended March 31,
In millions	2008	2007 (2)
Products (software and hardware)(1)	$165	$192
Professional and installation-related services	107	90

Total solution	272	282
Support services	103	85

Total revenue	$375	$367

(1)

Our data warehousing hardware and software products are often sold and delivered together in the form of a “node” of capacity as an integrated technology solution. Accordingly, it is impracticable to provide the breakdown of revenue from various types of hardware and software products.

(2)	Product revenue for the three months ended March 31, 2007 has been restated to correct for the error discussed in Note 2.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (“MD&A”)

You should read the following discussion in conjunction with the condensed consolidated financial statements and the notes to those statements included elsewhere in this Quarterly Report on Form 10-Q. This Quarterly Report on Form 10-Q contains certain statements that are forward-looking within the meaning of the Private Securities Litigation Reform Act of 1995. Certain statements contained in the MD&A are forward-looking statements that involve risks and uncertainties. The forward-looking statements are not historical facts, but rather are based on current expectations, estimates, assumptions and projections about our industry, business and future financial results. Our actual results could differ materially from the results contemplated by these forward-looking statements due to a number of factors, including those discussed in other sections of this Quarterly Report on Form 10-Q.

First Quarter Financial Overview

As more fully discussed in later sections of this MD&A, the following were significant themes and events for the first quarter of 2008:

•

Total revenue increased 2% in the first quarter of 2008 over the first quarter of 2007. Total revenue included a 4% benefit from foreign currency fluctuations. The lack of significant growth from the prior-year quarter was primarily the result of decreased product revenues in the United States.

•	Gross margin as a percentage of revenue decreased to 51.7% in the first quarter of 2008 from 53.4% in the first quarter of 2007, largely due to the reduction of product revenues in the United States.

•

Operating income was $53 million in the first quarter of 2008, down from $70 million in the first quarter of 2007. The decrease in operating income was driven primarily by incremental new company costs.

•	Net income of $42 million in the first quarter of 2008 decreased from $43 million in the first quarter of 2007. First quarter 2008 net income was aided by a lower effective tax rate.

Strategic Overview

Teradata is in a leadership position to help companies manage the continual increases in data volume and complexity and gain a competitive advantage. We have four key initiatives underway to broaden our position in the market and take advantage of this opportunity. These initiatives include:

•	Expanding our family of compatible data warehouse platforms that we take to market,

•	Further increasing our market coverage by adding more sales territories (through hires of additional sales executives and technology and industry consultants), beginning in 2008,

•	Extending our market reach through an expansion of our consulting services business, and

•	Continuing to invest in partners to increase the number of solutions available on Teradata, as well as to provide more market coverage.

Future Trends

We believe that demand for our solutions will continue to increase due to the continued increase in data volumes, the scale and complexity of business requirements, and the growing use of new data elements and more near real-time analytics over time. The adoption by customers of more near real-time analysis for enterprise intelligence is driving more applications, usage and capacity. We continue to expect 2008 full-year revenue growth of approximately 5% to 8%, though more of our growth is now expected to come from outside the United States. This outlook for 2008 reflects the potential impact of certain macroeconomic factors on capital spending, particularly in the United States where we have seen a lengthening of the sales cycle as a result of closer scrutiny and tighter review processes for larger capital expenditures. The size, timing and contracted terms of large customer orders for our products and services can impact, both positively and negatively, our quarterly operating results. While we have seen fluctuations in the information technology environment in the past, our outlook remains positive. We expect that competitive and technological pricing trends will continue at the levels experienced in 2007. We continue to be committed to new product development and achieving maximum yield from our research and development spending and resources, which are intended to drive revenue growth, as evidenced by our recent release of our new expanded family of compatible data warehouse platforms. We also continue to evaluate opportunities to increase our market coverage and are committed to adding a significant number of new sales territories (through hires of additional sales executives and technology and industry consultants), among other things, to drive revenue growth. We currently expect our full year effective tax for 2008 to be approximately 25%.

Results of Operations for the Three Months Ended March 31, 2008

Compared to the Three Months Ended March 31, 2007

In millions	2008	% of Revenue	2007	% of Revenue
			As Restated
Product revenue	$165	44.0%	$192	52.3%
Service revenue	210	56.0%	175	47.7%

Total revenue	375	100%	367	100%

Gross margin
Product gross margin	105	63.6%	124	64.6%
Service gross margin	89	42.4%	72	41.1%

Total gross margin	194	51.7%	196	53.4%

Expenses
Selling, general and administrative expenses	116	30.9%	99	27.0%
Research and development expenses	25	6.7%	27	7.4%

Total expenses	141	37.6%	126	34.3%

Operating income	$53	14.1%	$70	19.1%

Total revenue increased 2% in the first quarter of 2008 from the first quarter of 2007. The revenue increase included a benefit of 4% from foreign currency fluctuations. Product revenue decreased 14% in the first quarter of 2008 from the prior year period, primarily due to lower volume in the North and Latin America (“Americas”) and Asia Pacific and Japan (“APJ”) regions. Service revenue increased 20% in the first quarter of 2008 from the prior year period, driven by strong growth in both professional services and annuity support services in all regions. Operating income was down $17 million in the first quarter of 2008 compared to the prior year period. Operating income was affected by incremental costs of $11 million (consisting of $3 million of cost of goods sold and $8 million of operating expenses) associated with Teradata operating as an independent, publicly-traded company, as well as the negative impact of currency translation on the Company’s expenses outside of the United States.

Gross Margin

Gross margin as a percentage of revenue for the first quarter of 2008 was 51.7% compared to 53.4% in the first quarter of 2007. The decrease in overall gross margin was primarily due to lower product volume. Product gross margin decreased to 63.6% in the first quarter of 2008, compared to 64.6% in the prior-year period. Service gross margin improved to 42.4% in the first quarter of 2008 compared to 41.1% in the prior-year period. The decrease in product gross margins was driven primarily by the Americas region, which saw lower product volume and an adverse deal mix in the period. This was offset somewhat by an improvement in service gross margins across all operating segments.

Operating Expenses

Total operating expenses, characterized as “selling, general and administrative expenses” and “research and development expenses,” were $141 million in the first quarter of 2008 compared to $126 million in the first quarter of 2007. As a percentage of revenue, total operating expenses increased to 37.6% in the first quarter of 2008 from 34.3% in the first quarter of 2007. The $17 million increase in selling, general and administrative expenses included incremental costs of $8 million associated with Teradata operating as an independent publicly-traded company, as well as negative impact from foreign currency fluctuations.

Effects of Pension and Postemployment Benefit Plans

Teradata’s pension and postemployment benefit expense for the three months ended March 31 is shown below. Pension and postemployment benefit expenses incurred prior to the Separation were allocated to Teradata by NCR.

	Three Months Ended March 31
In millions	2008	2007
Pension expense	$2	$2
Postemployment expense	2	4

Total expense	$4	$6

As discussed in Note 9 of Notes to Condensed Consolidated Financial Statements (Unaudited), in conjunction with the Separation, certain of NCR’s pension and postemployment benefit obligations and plan assets relating to the Teradata data warehousing business were assumed by/transferred to the Company.

Revenue and Gross Margin by Operating Segment

Teradata manages its business in three geographic regions, which are also the Company’s operating segments: (1) the North America and Latin Americas (“Americas”) region; (2) the Europe, Middle East and Africa (“EMEA”) region; and (3) the Asia Pacific and Japan (“APJ”) region. For purposes of discussing our results by segment, we may exclude the impact of certain items, consistent with the manner by which management evaluates the performance of each segment and reports our operating results under Statement of Financial Accounting Standards No. 131 (“SFAS 131”), Disclosures about Segments of an Enterprise and Related Information. Teradata believes this format is useful to investors because it allows analysis and comparability of operating trends. It also includes the same information that is used by Teradata management to make decisions regarding the segments and to assess our financial performance. The discussion of our segment results describes the changes in results as compared to the prior year period. These changes do not represent changes in long-term trends. Teradata does not use certain corporate-level selling, general and administrative, or research and development expenses to measure the performance of the regional operating segments. Our segment results are reconciled to total Company results reported under GAAP in Note 14 of Notes to Condensed Consolidated Financial Statements (Unaudited).

The following table presents revenue and operating performance by segment for the three months ended March 31:

In millions	2008	% of Revenue	2007	% of Revenue
			As Restated
Revenue
Americas	$210	56%	$215	59%
EMEA	103	27%	90	25%
APJ	62	17%	62	17%

Total revenue	375	100%	367	100%

Segment gross margin
Americas	114	54.3%	128	59.5%
EMEA	52	50.5%	40	44.4%
APJ	28	45.2%	28	45.2%

Total segment gross margin	$194	51.7%	$196	53.4%

Americas Revenue decreased 2% in the first quarter of 2008 from the prior year period, with reductions in product revenue somewhat offset by increased service revenue. Revenue included 1% of benefit from foreign currency fluctuations. Gross margin as a percentage of revenue decreased to 54.3% for the first quarter of 2008, from 59.5% in the prior year period, driven primarily by lower product margins due to deal mix, as well as a higher mix of service revenue as compared to the first quarter of 2007.

EMEA Revenue increased 14% in the first quarter of 2008 from the prior year period, with double-digit increases in both product and service revenue. The revenue comparison included 11% of benefit from foreign currency fluctuations. Gross margin as a percentage of revenue increased to 50.5% in the first quarter of 2008, from 44.4% in the prior year period, primarily driven by higher product margins due to the benefit of currency translation, as well as improved productivity in professional services.

APJ Revenue in the first quarter of 2008 was unchanged from the prior year period, with an increase in service revenue offset by a reduction in product revenue. The revenue comparison included 9% of benefit from foreign currency fluctuations. The reduction in product revenue was largely driven by the timing of transactions, though activity in the region remains strong and product sales are anticipated to improve as the year progresses. Gross margin as a percentage of revenue was unchanged from the first quarter of 2007 at 45.2%. Improvement in product gross margin was offset by the negative impact of revenue mix, as there was a higher percentage of service revenue compared to the first quarter of 2007.

Provision for Income Taxes

The tax rate in the first quarter of 2008 was 25.0%. The tax rate in the first quarter of 2007 was 38.6%. The Company has asserted its intention to permanently reinvest its foreign earnings outside of the US. As a result, the effective tax rate in the first quarter of 2008 largely results from the mix of income earned in various tax jurisdictions that apply a broad range of income tax rates. The income tax rate for the three months ended March 31, 2008 contains no discrete items. For the three months ended March 31, 2007, while the Company was operated as part of NCR, Teradata’s provision for income taxes in certain tax jurisdictions reflected only a portion of the tax benefits related to certain foreign operations’ tax net operating losses due to the uncertainty of the ultimate realization of future benefits from those losses under NCR’s tax structure. See Note 7 of Notes to Condensed Consolidated Financial Statements (Unaudited) for additional information on the income tax provision.

Financial Condition, Liquidity and Capital Resources

Teradata’s management uses a non-GAAP measure called “free cash flow,” which we define as net cash provided by operating activities less capital expenditures for property and equipment, and additions to capitalized software, as one measure of assessing the financial performance of the Company. Free cash flow does not have a uniform definition under GAAP; and therefore, Teradata’s definition of this measure may differ from the definition used by other companies. The components that are used to calculate free cash flow are GAAP measures taken directly from the consolidated statements of cash flows. We believe that free cash flow information is useful for investors because it relates the operating cash flow of the Company to the capital that is spent to continue and improve business operations. In particular, free cash flow indicates the amount of cash available after capital expenditures for, among other things, investments in the Company’s existing businesses, strategic acquisitions and repurchase of Teradata common stock. Free cash flow does not represent the residual cash flow available for discretionary expenditures since there may be other non-discretionary expenditures that are not deducted from the measure. This non-GAAP measure should not be considered a substitute for, or superior to, cash flows from operating activities under GAAP.

The table below shows net cash provided by operating activities and capital expenditures for the following periods:

	Three Months Ended March 31,
In millions	2008	2007
Net cash provided by operating activities	$143	$102
Less:
Expenditures for property and equipment	(4)	(7)
Additions to capitalized software	(16)	(12)

Free cash flow	$123	$83

Cash provided by operating activities increased by $41 million in the first quarter of 2008, while capital expenditures increased by $1 million, resulting in a net increase in free cash flow of $40 million compared to the first quarter of 2007. The increase in cash provided by operating activities was primarily due to increased collections on accounts receivables in the three months ended March 31, 2008. The decrease in accounts receivable were partially offset by decreased payables and accrued expenses.

Financing activities and certain other investing activities are not included in our calculation of free cash flow. These other investing activities primarily consisted of an immaterial “tuck-in” acquisition consummated during the first quarter of 2008. Teradata’s financing activities consisted primarily of cash outflows from our share repurchase activities. During the first quarter of 2008, the Company purchased 1.6 million shares of it common stock at an average price per share of $24.53 under the two share repurchase programs authorized by our Board of Directors in 2008. The first program (the “dilution offset program”) authorizes the Company to purchase Teradata common stock to the extent of cash received from the exercise of stock options and the Teradata Employee Stock Purchase Plan (“ESPP”). The second program (the “general share repurchase program”) authorizes the Company to repurchase an additional $250 million of the Company’s outstanding shares of common stock. As of March 31, 2008, between the two share repurchase programs, the Company had a total authorization of $214 million to repurchase outstanding shares of Teradata common stock. Our share repurchase activity depends on factors such as our working capital needs, our cash requirements for capital investments, our stock price, and economic and market conditions.

Management believes Company cash flows from operations and the $300 million credit facility will be sufficient to satisfy future working capital, research and development activities, capital expenditures, pension contributions, and other financing requirements for the foreseeable future. The Company’s ability to generate positive cash flows from operations is dependent on general economic conditions, competitive pressures, and other business and risk factors described in the Company’s 2007 Annual Report. If the Company is unable to generate sufficient cash flows from operations, or otherwise to comply with the terms of the credit facilities, the Company may be required to seek additional financing alternatives.

Contractual and Other Commercial Commitments. There has been no significant change in our contractual and other commercial commitments as described in the 2007 Annual Report. Our guarantees and product warranties are discussed in Note 10 of Notes to Condensed Consolidated Financial Statements (Unaudited).

Critical Accounting Policies and Estimates

There have not been any material changes to the methodology applied by management for critical accounting policies previously disclosed in the 2007 Annual Report.

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

In many cases, the accounting treatment of a particular transaction is specifically dictated by GAAP and does not require significant management judgment in its application. There are also areas in which management’s judgment in selecting among available alternatives would not produce a materially different result. The significant accounting policies and estimates that we believe are the most critical to aid in fully understanding and evaluating our reported financial results are discussed in the 2007 Annual Report. Teradata’s senior management has reviewed these critical accounting policies and related disclosures and determined there were no significant changes in our critical accounting policies in the three months ended March 31, 2008. Also, there were no significant changes in our estimates associated with those policies.

New Accounting Pronouncements

See discussion in Note 4 of Notes to Condensed Consolidated Financial Statements (Unaudited) for new accounting pronouncements.

Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

From time to time, the Company employs a foreign currency hedging strategy to limit potential losses in earnings or cash flows from adverse foreign currency exchange rate movements. Foreign currency exposures arise from transactions denominated in a currency other than our subsidiaries’ functional currency, and from foreign denominated revenue, expense and profit translated into U.S. dollars. The primary currencies to which the Company is exposed include the euro, the British pound, the Japanese yen, the Canadian dollar, the Australian dollar, and certain other Asian and South American currencies. Exposures are hedged with foreign currency forward contracts with maturity dates of twelve months or less. At March 31, 2008, the gross contract notional amount of the Company’s foreign exchange forward contracts was $65 million ($57 million on a net basis). The potential loss in fair value at March 31, 2008, for such contracts resulting from a hypothetical 10% adverse change in all foreign currency exchange rates was approximately $6 million. This loss would be mitigated by corresponding gains on the underlying exposures.

Item 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the rules and regulations of the SEC, the Company is not required to comply with the requirements of Section 404 of the Sarbanes-Oxley Act of 2002 until we file our Annual Report on Form 10-K for our fiscal year ending December 31, 2008 (the “2008 Annual Report”). In our 2008 Annual Report, management and our independent registered public accounting firm will be required to provide an assessment as to the effectiveness of our internal control over financial reporting.

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 (“the Exchange Act”)) as of March 31, 2008. Disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed in its reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, including the chief executive officer and the chief financial officer, to allow timely decisions regarding required disclosures. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives.

In our 2007 Annual Report, we disclosed a material weakness in our internal control over financial reporting relating to the accounting for revenue transactions involving resellers. Specifically, effective controls did not exist to ensure the accuracy of revenue recognized on sales to resellers for which fees were not fixed or determinable. As of March 31, 2008, the Company is still in the process of developing and implementing a plan of remediation to eliminate this material weakness, and accordingly our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were not effective as of March 31, 2008.

In light of the material weakness in our internal control over financial reporting as of March 31, 2008, the Company performed additional analyses and other post-closing procedures in an effort to ensure that our Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q, as of and for the quarter ended March 31, 2008, have been prepared in accordance with GAAP.

Plan for Remediation of Material Weakness

We are taking steps intended to remediate this material weakness, and are improving our control processes and procedures as part of our efforts to become compliant with the requirements of Section 404 of the Sarbanes-Oxley Act of 2002. These activities include:

•	conducting an end-to-end review of our contract process,

•	evaluating, designing and implementing, as appropriate, new policies, procedures and controls,

•	conducting additional training on revenue recognition for appropriate personnel, and

•	evaluating the proper organizational structure, including potentially hiring additional resources familiar with the revenue recognition process in the hardware/software industry.

In particular, our remediation plan is being designed to ensure that revenue transactions with non-standard terms and conditions are identified and undergo a more detailed review by our internal personnel to assure that the earnings process in accordance with GAAP is complete before revenue recognition occurs.

Changes in Internal Control over Financial Reporting

Other than those listed above, there have been no changes in our internal control over financial reporting that occurred during the last fiscal quarter ended March 31, 2008 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

Part II. Other Information

Item 1.	LEGAL PROCEEDINGS

The information required by this item is included in the material under Note 10 of Notes to Condensed Consolidated Financial Statements (Unaudited) of this Quarterly Report on Form 10-Q and is incorporated herein by reference.

Item 1A.	RISK FACTORS

There have not been any material changes to the risk factors previously disclosed in Part I, Item IA of the 2007 Form 10-K.

Item 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Purchase of Company Common Stock

During the first quarter of 2008, the Company purchased 1.6 million shares of it common stock at an average price per share of $24.53 under the two share repurchase programs authorized by our Board of Directors in 2008. The first program (the “dilution offset program”) authorizes the Company to purchase Teradata common stock to the extent of cash received from the exercise of stock options and the Teradata Employee Stock Purchase Plan (“ESPP”). The second program (the “general share repurchase program”) authorizes the Company to repurchase an additional $250 million of the Company’s outstanding shares of common stock. As of March 31, 2008, between the two share repurchase programs, the Company had a total authorization of $214 million to repurchase outstanding shares of Teradata common stock.

In addition to those share purchases, the Company occasionally purchases vested restricted stock shares from Section 16 officers at the current market price to cover their withholding taxes. For the first quarter of 2008, the total of these purchases was 4,781 shares at an average price of $26.65 per share.

The following table provides information relating to the Company’s repurchase of common stock for the three months ended March 31, 2008:

Month	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Dilution Offset Program	Total Number of Shares Purchased as Part of Publicly Announced General Share Repurchase Program	Maximum Dollar Value that May Yet Be Purchased Under the Dilution Offset Program	Maximum Dollar Value that May Yet Be Purchased Under the General Share Repurchase Program
January 2008	—	—	—	—	$1,223,980	$250,000,000
February 2008	1,564,100	$24.53	50,000	1,514,100	$636,677	$212,912,054
March 2008	—	—	—	—	$1,137,142	$212,912,054

First Quarter Total	1,564,100	$24.53	50,000	1,514,100	$1,137,142	$212,912,054

Item 3.	DEFAULTS UPON SENIOR SECURITIES

None

Item 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of security holders during the first quarter of 2008. Teradata’s Annual Meeting of Stockholders was held on April 28, 2008. At the Annual Meeting, stockholders voted on two matters: a proposal to elect David E. Kepler and William S. Stavropoulos as Class I directors and ratify the appointment of C. K. Prahalad as a Class II director, and a proposal to approve the appointment of PricewaterhouseCoopers LLP as the Company’s independent registered public accounting firm for 2008. The number of shares voted with respect to each matter required to be reported herein are as follows:

1. Election of Class I Directors:

David E. Kepler

For: 145,818,460	Against: 7,785,428	Abstain: 1,319,978

William S. Stavropoulos

For: 146,449,396	Against: 7,252,636	Abstain: 1,221,834

    Ratification of Appointment of Class II Director:

C. K. Prahalad

For: 145,815,149	Against: 7,849,007	Abstain: 1,259,710

2. Approve appointment of PricewaterhouseCoopers LLP as independent registered public accounting firm for 2008.

For: 153,578,732	Against: 202,800	Abstain: 1,142,333

Item 5.	OTHER INFORMATION

None

Item 6.	EXHIBITS

2.1	Form of Separation and Distribution Agreement between Teradata Corporation and NCR Corporation (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K dated September 11, 2007).

3.1	Amended and Restated Certificate of Incorporation of Teradata Corporation as amended and restated on September 24, 2007 (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K dated September 25, 2007).

3.2	Amended and Restated Bylaws of Teradata Corporation, as amended and restated on October 22, 2007 (incorporated by reference to Exhibit 3.2 to the Current Report on Form 8-K dated October 24, 2007).

4.1	Common Stock Certificate of Teradata Corporation (incorporated by reference to Exhibit 4.1 to the Quarterly Report on Form 10-Q dated November 13, 2007).

10.1	Form of 2008 Stock Option Agreement under the Teradata Corporation 2007 Stock Incentive Plan (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K dated November 30, 2007).

10.2	Form of 2008 Restricted Stock Unit Agreement under the Teradata Corporation 2007 Stock Incentive Plan (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K dated November 30, 2007).

10.3	Form of 2008 Performance Based Restricted Stock Unit Agreement under the Teradata Corporation 2007 Stock Incentive Plan (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K dated November 30, 2007).

10.4	Teradata Corporation Director Compensation Program, effective as of October 1, 2007, as amended and restated as of April 28, 2008.

10.5	Form of 2008 Director Option Grant Statement (Non-Statutory Stock Option) under the Teradata Corporation 2007 Stock Incentive Plan.

10.6	Form of 2008 Director Restricted Stock Unit Grant Statement under the Teradata Corporation 2007 Stock Incentive Plan.

31.1	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated May 15, 2008.

31.2	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated May 15, 2008.

32	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated May 15, 2008.

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TERADATA CORPORATION

Date: May 15, 2008	By:	/s/ Stephen M. Scheppmann
Stephen M. Scheppmann
Executive Vice President and Chief Financial Officer