Form 10-Q
period 2008-06-30
TERADATA CORP /DE/
filed 2008-08-14
CIK 816761

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

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

At July 31, 2008, the registrant has approximately 178.5 million shares of common stock outstanding.

PART I. Financial Information

Part 1. Financial Information

Item 1.	FINANCIAL STATEMENTS

Teradata Corporation

Condensed Consolidated Statements of Income (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
In millions, except per share amounts	2008	2007	2008	2007*
Revenue
Product revenue	$221	$220	$386	$412
Service revenue	234	210	444	385

Total revenue	455	430	830	797

Operating expenses
Cost of products	75	77	135	145
Cost of services	131	123	252	226
Selling, general and administrative expenses	132	112	248	211
Research and development expenses	25	30	50	57

Total operating expenses	363	342	685	639

Income from operations	92	88	145	158
Interest and other income, net	2	—	5	—

Income before income taxes	94	88	150	158

Income tax expense	25	39	39	66

Net income	$69	$49	$111	$92

Net income per common share
Basic	$0.38	$0.27	$0.62	$0.51
Diluted	$0.38	$0.27	$0.61	$0.51

Weighted average common shares outstanding
Basic	179.3	180.7	179.9	180.7
Diluted	181.2	180.7	181.8	180.7

*	The results for the six months ended June 30, 2007 have been revised as described under “Revision of Prior Period Financial Statements” in Note 1.

See Notes to Condensed Consolidated Financial Statements (Unaudited).

Teradata Corporation

Condensed Consolidated Balance Sheets (Unaudited)

In millions, except per share amounts	June 30, 2008	December 31, 2007
Assets
Current Assets
Cash and cash equivalents	$317	$270
Short-term investments	50	—
Accounts receivable, net	445	507
Inventories, net	42	51
Other current assets	55	45

Total current assets	909	873
Property and equipment, net	94	94
Capitalized software, net	74	61
Goodwill	106	90
Deferred income taxes	130	140
Other assets	39	36

Total assets	$1,352	$1,294

Liabilities and stockholders’ equity
Current liabilities
Accounts payable	$94	$120
Payroll and benefits liabilities	84	91
Deferred revenue	283	246
Other current liabilities	101	115

Total current liabilities	562	572
Pension and other postemployment plan liabilities	92	88
Other liabilities	7	3

Total liabilities	661	663

Commitments and contingencies (Note 9)

Stockholders’ equity
Preferred stock: par value $0.01 per share, 100.0 shares authorized, no shares issued and outstanding at June 30, 2008 and December 31, 2007	—	—
Common stock: par value $0.01 per share, 500.0 shares authorized, 179.8 and 181.0 shares issued at June 30, 2008 and December 31, 2007, respectively	2	2
Paid-in capital	537	555
Treasury stock: 1.4 and no shares at June 30, 2008 and December 31, 2007, respectively	(34)	—
Retained earnings	190	79
Accumulated other comprehensive loss	(4)	(5)

Total stockholders’ equity	691	631

Total liabilities and stockholders’ equity	$1,352	$1,294

See Notes to Condensed Consolidated Financial Statements (Unaudited).

Teradata Corporation

Condensed Consolidated Statements of Cash Flows (Unaudited)

	Six Months Ended June 30,
In millions	2008	2007*
Operating activities
Net income	$111	$92
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	33	33
Stock-based compensation expense	10	7
Excess tax benefit from stock-based compensation	(1)	—
Deferred income taxes	16	29
Changes in assets and liabilities:
Receivables	76	1
Inventories	9	4
Current payables and accrued expenses	(38)	(17)
Deferred revenue	43	51
Other assets and liabilities	(31)	(5)

Net cash provided by operating activities	228	195

Investing activities
Purchases of short-term investments	(50)	—
Expenditures for property and equipment	(11)	(15)
Additions to capitalized software	(34)	(31)
Other investing activities and business acquisition, net	(22)	(5)

Net cash used in investing activities	(117)	(51)

Financing activities
Repurchases of common stock	(72)	—
Excess tax benefit from stock-based compensation	1	—
Transfer to parent, net	—	(144)
Other financing activities, net	4	—

Net cash used in financing activities	(67)	(144)

Effect of exchange rate changes on cash and cash equivalents	3	—

Increase in cash and cash equivalents	47	—
Cash and cash equivalents at beginning of period	270	—

Cash and cash equivalents at end of period	$317	$—

*	The results for the six months ended June 30, 2007 have been revised as described under “Revision of Prior Period Financial Statements” in Note 1.

See Notes to Condensed Consolidated Financial Statements (Unaudited).

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1. BASIS OF PRESENTATION

These statements have been prepared pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”) and, in accordance with those rules and regulations, do not include all information and footnote disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). In the opinion of management, the condensed consolidated financial statements reflect all adjustments, consisting only of normal recurring adjustments, and the revision discussed below, necessary to fairly state the results of operations, financial position and cash flows of Teradata Corporation (“Teradata” or the “Company”) for the interim periods presented herein. The year-end 2007 condensed consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by GAAP. The preparation of condensed consolidated financial statements in conformity with GAAP requires management to make use of estimates and assumptions that affect the reported amounts and disclosures. Actual results may vary from these estimates.

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

On August 27, 2007, the Board of Directors of NCR Corporation (“NCR”), the Company’s former parent, approved the separation of NCR into two independent, publicly-traded companies through the distribution of 100% of its Teradata data warehousing business to shareholders of NCR (the “Separation”). The Condensed Consolidated Financial Statements (Unaudited) reflect the consolidated operations of Teradata and its subsidiaries as a separate, stand-alone entity subsequent to the spin off from NCR on September 30, 2007, in addition to the historical operations of the Teradata data warehousing business which were operated as part of NCR prior to the Separation.

Management believes the assumptions underlying the Condensed Consolidated Financial Statements (Unaudited) for these periods are reasonable. However, the Condensed Consolidated Financial Statements (Unaudited) included herein for periods prior to September 30, 2007, do not necessarily reflect what the Teradata data warehousing business’ results of operations, financial position and cash flows would have been had the Teradata data warehousing business been a stand-alone company during those periods.

Prior to the second quarter of 2008, stock repurchased through the share repurchase programs was retired. Beginning in the second quarter of 2008, stock repurchased through the share repurchase programs is held as treasury stock. Teradata accounts for treasury stock using the cost method, recording the repurchases as a reduction to stockholders’ equity on the balance sheet.

Revision of Prior Period Financial Statements

As discussed in the Company’s 2007 Annual Report, during the fourth quarter of 2007 the Company identified an error related to a sales transaction that was originally recognized in the fourth quarter of 2006. Upon subsequent review, management determined that the transaction, which was made through a reseller, did not meet the conditions for revenue recognition until the first quarter of 2007 when the products were delivered and accepted by the end-user customer. The impact of this error was an overstatement of revenue and net income in the three- and twelve-month periods ended December 31, 2006, and an understatement of revenue and net income in the three-month period ended March 31, 2007. The Company assessed the materiality of this error on the three- and twelve-month periods ended December 31, 2006, in accordance with the SEC’s Staff Accounting Bulletin No. 99 (“SAB 99”) and concluded that the error was not material to either period. However, the Company did conclude that the error was material to the three-month period ended March 31, 2007, as it understated results for that period. Therefore, in accordance with the SEC’s Staff Accounting Bulletin No. 108 (“SAB 108”), the 2006 financial statements were revised in the 2007 Annual Report to correct for the immaterial error and to allow for the correct recording of this transaction in the 2007 consolidated financial statements. The correction has been reflected in these interim financial statements for the six month period ended June 30, 2007 and resulted in a $13 million increase in product revenue, a $3 million increase in cost of products and a $4 million increase to income tax expense, resulting in a $6 million increase in net income ($0.04 per basic and diluted share).

Reclassifications. Certain prior-year amounts have been reclassified to conform to the 2008 presentation.

2. NEW ACCOUNTING PRONOUNCEMENTS

Statement of Financial Accounting Standards No. 157. In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard (“SFAS”) No. 157 (“SFAS 157”), Fair Value Measurements. This statement defines fair value, establishes a framework for measuring fair value in GAAP and expands disclosures about fair value measurements. SFAS 157 is effective for financial assets and financial liabilities measured at fair value on a recurring basis for fiscal years beginning after November 15, 2007. FASB Staff Position No. FAS 157-2 (“FSP 157-2”), Effective Date of FASB Statement No. 157, deferred the effective date of SFAS 157 for all non-financial assets and non-financial liabilities to fiscal years beginning after November 15, 2008. Refer to Note 10, for additional information related to the adoption of SFAS 157. The adoption of SFAS 157 did not have a material effect on the Condensed Consolidated Financial Statements for fair value measurements made during the first two quarters of 2008. The Company does not expect the adoption of this Statement for non-financial assets and liabilities to have a material impact on its consolidated financial statements in subsequent reporting periods.

Statement of Financial Accounting Standards No. 159. In February 2007, the FASB issued SFAS No. 159 (“SFAS 159”), The Fair Value Option for Financial Assets and Financial Liabilities—Including an Amendment of FASB Statement No. 115. This Statement permits entities to choose to measure many financial instruments and certain other items at fair value. The fair value option may generally be elected on an instrument-by-instrument basis, subject to a few exceptions. SFAS 159 also establishes presentation and disclosure requirements to facilitate comparisons between companies that choose different measurement attributes for similar assets and liabilities. The implementation of this standard did not have a material impact on the Company’s consolidated financial position and results of operations as the Company did not elect to record any additional assets or liabilities under the fair value option.

Statement of Financial Accounting Standards No. 141 (revised 2007). In December 2007, the FASB issued SFAS No. 141(revised 2007) (“SFAS 141R”), Business Combinations. This Statement changes the accounting for acquisition transaction costs by requiring them to be expensed in the period incurred, and also changes the accounting for contingent consideration, acquired contingencies and restructuring costs related to an acquisition. SFAS 141R is effective for fiscal years beginning on or after December 15, 2008. The Company does not expect that the adoption will have a material impact on its financial condition and results of operations, although its effects on future periods will depend on the nature and significance of business combinations subject to this statement.

Statement of Financial Accounting Standards No. 160. In December 2007, the FASB issued SFAS No. 160 (“SFAS 160”), Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51. This Statement will change the accounting and reporting for minority interests, which will be recharacterized as noncontrolling interests and classified as a component of equity. SFAS 160 is effective for fiscal years beginning on or after December 15, 2008. The Company does not expect that this statement will have a material effect on its financial condition and results of operations.

Statement of Financial Accounting Standards No. 161. In March 2008, the FASB issued SFAS No. 161 (“SFAS 161”), Disclosures About Derivative Instruments and Hedging Activities, an Amendment of FASB Statement No. 133. This Statement is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity’s financial position, financial performance and cash flows. SFAS 161 is effective for fiscal years and interim periods beginning after November 15, 2008. The Company does not believe that adopting SFAS 161 will have a material impact on the presentation of its annual and interim period disclosures.

3. SUPPLEMENTAL FINANCIAL INFORMATION

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
In millions				As Revised
Comprehensive Income
Net income	$69	$49	$111	$92
Other comprehensive income, net of tax:
Amortization of costs associated with pension and postemployment benefits	—	—	1	—
Currency translation adjustments	(1)	1	—	2

Total comprehensive income	$68	$50	$112	$94

			As of
In millions			June 30, 2008	December 31, 2007
Inventories
Finished goods, net			$20	$29
Service parts, net			22	22

Total inventories, net			$42	$51

4. GOODWILL

In millions	Balance December 31, 2007	Additions	Other	Balance June 30, 2008
Goodwill
Americas	$56	$15	$—	$71
EMEA	10	—	—	10
APJ	24	—	1	25

Total goodwill	$90	$15	$1	$106

The increase in goodwill was primarily due to an immaterial acquisition consummated during the three months ended March 31, 2008, as well as changes in foreign currency exchange rates.

5. TRANSACTIONS WITH NCR

Teradata’s costs and expenses for periods prior to the Separation include allocations from NCR for, among other things, centralized treasury, tax, accounting, legal, internal audit, human resources, severance, pension, public and investor relations, general management, real estate, shared information technology systems, procurement and other statutory functions such as board of directors and centrally managed benefit arrangements. These allocations were determined on a basis that NCR and Teradata consider to be a reasonable reflection of the utilization of services provided to or the benefits received by Teradata. The allocations were based on methods that included such drivers as revenue, headcount, square footage, transaction processing costs and others considered as a reasonable method in relation to the costs being allocated.

Allocated costs included in the statements of income (prior to the Separation) were as follows:

In millions	Three Months Ended June 30, 2007	Six Months Ended June 30, 2007
Cost of products and services	$9	$18
Selling, general and administrative expenses	17	32
Research and development expenses	2	4

Total allocated operating expenses	$28	$54

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

6. INCOME TAXES

Income tax provisions for interim periods are based on estimated annual income tax rates, adjusted to reflect the effects of any significant infrequent or unusual items which are required to be discretely recognized within the current interim period. The Company has asserted its intention to permanently reinvest its foreign earnings outside of the United States. As a result, the effective tax rates in the periods presented are largely based upon the forecasted pre-tax earnings mix and allocation of certain expenses in various taxing jurisdictions where the Company conducts its business that apply a broad range of statutory income tax rates.

The effective tax rate for the three months ended June 30, 2008 was 26.6% as compared to 44.3% for the three months ended June 30, 2007. The effective tax rate for the six months ended June 30, 2008 was 26.0% as compared to 41.8% for the six months ended June 30, 2007. For the three and six months ended June 30, 2007, while the Company was still part of NCR, Teradata’s provision for income taxes reflected only a portion of the tax benefits related to certain foreign operations’ tax net operating losses due to the uncertainty of the ultimate realization of future benefits from those losses under NCR’s structure. The provision for income taxes for the three and six months ended June 30, 2008 is based on the forecasted annual pre-tax earnings mix by jurisdiction of Teradata and its subsidiaries under the Company’s current structure.

The effective tax rate for the six months ended June 30, 2007 includes a $7 million net adjustment to increase tax expense, made in the second quarter of 2007, to correct prior period errors in the calculation of the income tax provision related to intercompany profit elimination. As the impact of this error was not material to any prior periods or to the full-year 2007 financial statements, it was recorded in the second quarter of 2007. The effective tax rate for the three month period ended June 30, 2008 includes a 1% increase over the first quarter 2008 effective tax rate due to a change in the estimated 2008 annual pre-tax income by jurisdiction.

The Company adopted FASB Interpretation No. 48 (“FIN 48”), Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109, on January 1, 2007. FIN 48 clarifies the accounting for uncertainty in income taxes by prescribing thresholds and attributes for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, and disclosure. Under FIN 48, the Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon settlement. The adoption of FIN 48 did not have a material impact on our results of operations or net assets. In accordance with the Tax Sharing Agreement between NCR and Teradata, NCR is responsible for the payment of all income taxes reported on any separate or joint return of NCR, which may also include the results of operations of Teradata for periods prior to the Separation. As of June 30, 2008, the Company has no material unrecognized tax benefits.

7. EMPLOYEE STOCK COMPENSATION PLANS

The Company recorded share-based compensation expense for the periods ending June 30 as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
In millions	2008	2007	2008	2007
Stock options	$2	$2	$4	$3
Restricted stock	3	2	6	4

Total share-based compensation (pre-tax)	5	4	10	7
Tax benefit	(2)	(1)	(4)	(2)

Total share-based compensation, net of tax	$3	$3	$6	$5

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

Stock-based compensation expense is measured at fair value and recognized over the service period over which the awards are expected to vest. The Black-Scholes option-pricing model is used to calculate the fair value of stock options. The weighted average fair value of stock option grants was estimated based on the weighted average assumptions below. The weighted average fair value of grants made for the three and six months ended June 30, 2008 were $8.61 and $8.61, respectively (there were no new stock option awards granted in the three months ended March 31, 2008). The weighted average fair value of grants made for the three and six months ended June 30, 2007 were $18.30 and $17.02, respectively (these were awards made prior to the Separation and consisted of options to purchase NCR stock).

	Three Months Ended June 30,		Six Months Ended June 30,
	2008 Teradata Grants	2007 NCR Grants	2008 Teradata Grants	2007 NCR Grants
Dividend yield	—	—	—	—
Risk-free interest rate	3.16%	4.62%	3.16%	4.51%
Expected volatility	33.8%	31.6%	33.8%	32.5%
Expected holding period (years)	6.3	5.0	6.3	5.0

Prior to the Separation, expected volatility incorporated a blend of both historical volatility of NCR’s stock over a period equal to the expected term of the options and implied volatility from traded options on NCR’s stock, as NCR management believed this was more representative of prospective trends. NCR used historical data to estimate option exercise and employee termination within the valuation model. Subsequent to the Separation, the expected volatility assumption is determined based on peer group volatility, and the expected life assumption is based on the simplified method in accordance with the SEC’s Staff Accounting Bulletin No. 107 (“SAB 107”). The SEC’s Staff Accounting Bulletin No. 110 (“SAB 110”) continues to allow companies, under certain circumstances, to use the simplified method beyond December 31, 2007. The Company continues to use the simplified method because it does not have sufficient historical exercise data to provide a reasonable basis upon which to estimate expected term. The simplified method is based on the vesting period and contractual term for each vesting tranche of awards. The mid-point between the vesting date and the expiration date is used as the expected term under this method. The risk-free interest rate for periods within the contractual life of the option is based on the five-year U.S. Treasury yield curve in effect at the time of grant.

As of June 30, 2008, the Company has $15 million and $18 million of total unrecognized compensation expense, net of estimated forfeitures, related to unvested stock options and unvested restricted stock, respectively. These awards will be recognized over the weighted average period of 1.5 years for stock options and 1.4 years for restricted stock.

8. EMPLOYEE BENEFIT PLANS

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

Components of net periodic benefit cost of the Company’s pension plans for the three and six months ended June 30 are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
In millions	2008	2007	2008	2007
Net service cost	$2	$—	$4	$—
Interest cost	1	—	2	—
Expected return on plan assets	(1)	—	(2)	—
Pre-Separation allocation from NCR	—	2	—	4

Total costs	$2	$2	$4	$4

Components of net periodic benefit cost of the Company’s postemployment plans for the three and six months ended June 30 are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
In millions	2008	2007	2008	2007
Net service cost	$2	$—	$3	$—
Interest cost	1	—	1	—
Amortization of actuarial loss	—	—	1	—
Pre-Separation allocation from NCR	—	4	—	8

Total costs	$3	$4	$5	$8

Employer Contributions

Pension. For the three and six months ended June 30, 2008, Teradata contributed approximately $3 million and $5 million to its pension plans, respectively. Teradata anticipates contributing an additional $2 million to its pension plans in 2008 for a total of $7 million.

Postemployment. For the three and six months ended June 30, 2008, Teradata paid approximately $1 million and $2 million in postemployment benefits, respectively. Teradata anticipates paying an additional $5 million in postemployment benefits in 2008 for a total of $7 million.

9. COMMITMENTS AND CONTINGENCIES

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

The Company is subject to governmental investigations and requests for information from time to time. Presently, the United States Department of Justice is conducting an investigation regarding the propriety of the Company’s arrangements or understandings with others in connection with certain federal contracts and the adequacy of certain disclosures related to such contracts. The investigation arises in connection with civil litigation in federal district court filed under the qui tam provisions of the civil False Claims Act against a number of information technology companies, including the Company. The complaints against the Company remain under seal. The Company has been conducting its own internal investigation focusing on the propriety of certain transactions under federal programs under which Teradata was a contractor. The Company has shared evidence of questionable conduct that the Company has uncovered with the Justice Department and intends to continue to cooperate with the Justice Department in its investigation. The Company has recorded a reserve of approximately $2 million related to the current best estimate of the potential liability relating to this matter.

A separate portion of the government’s investigation relates to the adequacy of pricing disclosures made to the government in connection with negotiation of NCR’s General Services Administration Federal Supply Schedule as it relates to Teradata, and to whether certain subsequent price reductions were properly passed on to the government. Both NCR and the Company are participating in this aspect of the investigation, with respect to certain products and services of each, and each will assume financial responsibility for its own exposures, if any, without indemnification from the other. At this time, the Company is unable to determine whether a liability is probable with respect to this aspect of the investigation.

The Company believes the amounts provided in its financial statements are adequate in light of the probable and estimable liabilities. However, there can be no assurances that the actual amounts required to satisfy alleged liabilities from the matter described above and other matters, and to comply with applicable laws and regulations, will not exceed the amounts reflected in the Company’s financial statements or will not have a material adverse effect on its results of operations, financial condition or cash flows. Any liabilities that may be incurred in excess of those amounts provided as of June 30, 2008, cannot be reasonably determined at this time.

Guarantees and Product Warranties. Guarantees associated with the Company’s business activities are reviewed for appropriateness and impact to the Company’s financial statements. Periodically, the Company’s customers enter into various leasing arrangements coordinated with a leasing partner. In some instances, the Company guarantees the leasing partner a minimum value at the end of the lease term on the leased equipment or guarantees lease payments between the customer and the leasing partner. As of June 30, 2008, the maximum future payment obligation of this guaranteed value and the associated liability balance was $4 million.

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

The following table identifies the activity relating to the warranty reserve for the six months ended June 30:

In millions	2008	2007
Warranty reserve liability
Beginning balance at January 1	$6	$8
Accruals for warranties issued	6	6
Settlements (in cash or in kind)	(6)	(8)

Balance at end of period	$6	$6

The Company also offers extended and/or enhanced coverage to its customers in the form of maintenance contracts. The Company accounts for these contracts by deferring the related maintenance revenue over the extended and/or enhanced coverage period. Amounts associated with these maintenance contracts are not included in the table above.

In addition, the Company provides its customers with certain indemnification rights. In general, the Company agrees to indemnify the customer if a third party asserts patent or other infringement on the part of the customer for its use of the Company’s products. In addition, the Company has entered into indemnification agreements with the officers and directors or its subsidiaries. From time to time, the Company also enters into agreements in connection with its acquisition and divesture activities that include indemnification obligations by the Company. The fair value of these indemnification obligations is not readily determinable due to the conditional nature of the Company’s potential obligations and the specific facts and circumstances involved with each particular agreement, and as such the Company has not recorded a liability in connection with these indemnifications. Historically, payments made by the Company under these types of agreements have not had a material effect on the Company’s consolidated financial condition, results of operations or cash flows.

10. FAIR VALUE MEASUREMENTS

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

SFAS 157 establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. These tiers include: Level 1, defined as observable inputs such as quoted prices in active markets for identical assets or liabilities; Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable, quoted prices in active markets for similar assets or liabilities, or quoted prices in less-active markets for identical assets; and Level 3, defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions. Financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

The Company’s assets and liabilities measured at fair value on a recurring basis include money market funds and foreign currency exchange contracts. A portion of the Company’s excess cash reserves are held in money market funds which generate interest income based on the prevailing market rates. Money market funds are included in cash and cash equivalents in the Company’s balance sheet. Money market fund holdings are measured at fair value using quoted market prices and are classified within Level 1 of the valuation hierarchy. When deemed appropriate, the Company minimizes its exposure to changes in foreign currency exchange rates through the use of derivative financial instruments, specifically, forward foreign exchange contracts. The fair value of these contracts are measured at the end of each interim reporting period using observable inputs other than quoted prices. As such, these derivative instruments are classified within Level 2 of the valuation hierarchy. Fair value gains for open contracts are recognized as receivables and fair value losses are recognized as payables. At June 30, 2008, the Company had foreign exchange currency contracts in effect with a gross contract notional amount of $55 million ($53 million on a net basis). As there were no significant gains or losses associated with these contracts as of June 30, 2008, their fair value was zero.

The Company’s assets measured at fair value on a recurring basis subject to the disclosure requirements of SFAS 157 at June 30, 2008 were as follows:

		Fair Value Measurements at Reporting Date Using
In millions	June 30, 2008	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Signficant Unobservable Inputs (Level 3)
Assets
Money market funds	$253	$253	$—	$—
Foreign exchange currency contracts	$—	$—	$—	$—

Total Assets	$253	$253	$—	$—

Liabilities
Foreign exchange currency contracts	$—	$—	$—	$—

Total Liabilities	$—	$—	$—	$—

11. EARNINGS PER SHARE

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

The components of basic and diluted earnings per share are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
In millions, except per share amounts				As Revised
Net income available for common stockholders	$69	$49	$111	$92

Weighted average outstanding shares of common stock	179.3	180.7	179.9	180.7
Dilutive effect of employee stock options and restricted stock	1.9	—	1.9	—

Common stock and common stock equivalents	181.2	180.7	181.8	180.7

Earnings per share:
Basic	$0.38	$0.27	$0.62	$0.51
Diluted	$0.38	$0.27	$0.61	$0.51

Options to purchase 1.3 million shares of common stock for the second quarter of 2008 and 1.3 million shares of common stock for the first six months of 2008 were not included in the computation of diluted earnings per share because their exercise prices were greater than the average market price of the common shares and, therefore, the effect would have been anti-dilutive. There were no potential common shares in the three and six months ended June 30, 2007 as for periods prior to the Separation, no potentially dilutive securities (stock options, restricted shares, etc.) of the Company were outstanding.

12. SEGMENT AND OTHER SUPPLEMENTAL INFORMATION

Teradata manages its business in three geographic regions, which are also the Company’s operating segments: (1) the North America and Latin America (“Americas”) region; (2) the Europe, Middle East and Africa (“EMEA”) region; and (3) the Asia Pacific and Japan (“APJ”) region. Management evaluates the performance of its segments based on revenue and segment margin, and does not include segment assets for management reporting purposes. Historically, segment margin excluded certain corporate-related costs consistent with the manner by which management evaluated segment operating performance. Corporate-related costs are now fully-allocated to the segments. Prior period reconciling items have been reclassified and included in the segment margins as necessary to conform to the 2008 presentation. This presentation is useful to investors because it allows analysis and comparability of operating trends. The Company’s management does not use corporate-level selling, general and administrative, or research and development expenses, to measure and evaluate regional segment performance. The Company does not track assets and liabilities by operating segment. Therefore, it is not practical to present assets and liabilities by operating segment.

The following table presents regional segment revenue and segment gross margin for the Company:

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
In millions				As Revised
Revenue
Americas	$236	$251	$446	$466
EMEA	128	96	231	186
APJ	91	83	153	145

Total revenue	455	430	830	797

Segment gross margin
Americas	136	141	250	269
EMEA	68	45	120	85
APJ	45	44	73	72

Total gross margin	249	230	443	426

Selling, general and administrative expenses	132	112	248	211
Research and development expenses	25	30	50	57

Total income from operations	$92	$88	$145	$158

The following table presents revenue by product and services revenue for the Company:

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
In millions				As Revised
Products (software and hardware)(1)	$221	$220	$386	$412
Professional and installation-related services	126	120	233	210

Total solution	347	340	619	622
Maintenance services	108	90	211	175

Total revenue	$455	$430	$830	$797

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

Second Quarter Financial Overview

As more fully discussed in later sections of this MD&A, the following were significant themes and events for the second quarter of 2008:

•

Total revenue increased 6% in the second quarter of 2008 over the second quarter of 2007. Total revenue included a 5% benefit from foreign currency fluctuations. The lack of more significant growth from the prior-year quarter was primarily the result of decreased product revenues in the United States.

•

Gross margin as a percentage of revenue increased to 54.7% in the second quarter of 2008 from 53.5% in the second quarter of 2007. Gross margin improved in both product and services, driven by the benefit of currency translation, favorable deal mix and improved contribution from maintenance services.

•

Operating income was $92 million in the second quarter of 2008, up from $88 million in the second quarter of 2007. Higher overall revenue volume, the benefit of currency translation and a favorable deal mix more than offset weak product revenue in the Americas region and the incremental costs of Teradata now operating as an independent, publicly-traded company.

•	Net income of $69 million in the second quarter of 2008 increased from $49 million in the second quarter of 2007. Second quarter 2008 net income was aided in large part by a lower effective tax rate.

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

Future Trends

We believe that demand for our solutions will continue to increase due to the continued increase in data volumes, the scale and complexity of business requirements, and the growing use of new data elements and more near real-time analytics over time. The adoption by customers of more near real-time analysis for enterprise intelligence is driving more applications, usage and capacity. We continue to expect 2008 full-year revenue growth of approximately 5% to 8%, though more of our growth is now expected to come from outside the United States. This outlook for 2008 reflects the potential impact of certain macroeconomic factors on capital spending, particularly in the United States where we have seen a lengthening of the sales cycle as a result of closer scrutiny and tighter review processes for larger capital expenditures. The size, timing and contracted terms of large customer orders for our products and services can impact, both positively and negatively, our quarterly operating results. While we have seen fluctuations in the information technology environment in the past, our outlook remains positive. We expect that competitive and technological pricing trends will continue at the levels experienced in 2007. We continue to be committed to new product development and achieving maximum yield from our research and development spending and resources, which are intended to drive revenue growth, as evidenced by our recent release of our new expanded family of compatible data warehouse platforms. We also continue to evaluate opportunities to increase our market coverage and are committed to adding a significant number of new sales territories (through hires of additional sales executives and technology and industry consultants), among other things, to drive revenue growth. We currently estimate our full year effective tax rate for 2008 to be within the range of 26 to 27%.

Results of Operations for the Three Months Ended June 30, 2008 Compared to the Three Months Ended June 30, 2007

In millions	2008	% of Revenue	2007	% of Revenue
Product revenue	$221	48.6%	$220	51.2%
Service revenue	234	51.4%	210	48.8%

Total revenue	455	100%	430	100%

Gross margin
Product gross margin	146	66.1%	143	65.0%
Service gross margin	103	44.0%	87	41.4%

Total gross margin	249	54.7%	230	53.5%

Expenses
Selling, general and administrative expenses	132	29.0%	112	26.0%
Research and development expenses	25	5.5%	30	7.0%

Total expenses	157	34.5%	142	33.0%

Operating income	$92	20.2%	$88	20.5%

Total revenue increased 6% in the second quarter of 2008 from the second quarter of 2007. The revenue increase included a benefit of 5% from foreign currency fluctuations. Product revenue in the second quarter of 2008 was unchanged from the prior-year period, with strong growth in the Europe, Middle East and Africa (“EMEA”) region offset by lower volume in the North and Latin America (“Americas”) and Asia Pacific and Japan (“APJ”) regions. Service revenue increased 11% in the second quarter of 2008 from the prior-year period, driven primarily by growth in maintenance services in all regions. Operating income increased $4 million in the second quarter of 2008 compared to the prior-year period, with volume and margin improvements offset in part by higher operating expenses. In addition to the currency translation impact on revenue, operating income in 2008 was affected by incremental costs of $9 million (consisting of $3 million of cost of goods sold and $6 million of operating expenses) associated with Teradata operating as an independent, publicly-traded company, as well as the negative impact of currency translation on the Company’s expenses outside of the United States.

Gross Margin

Gross margin as a percentage of revenue for the second quarter of 2008 was 54.7% compared to 53.5% in the second quarter of 2007. Product gross margin increased to 66.1% in the second quarter of 2008, compared to 65.0% in the prior-year period. Service gross margin improved to 44.0% in the second quarter of 2008 compared to 41.4% in the prior-year period. The increase in product gross margins was driven primarily by the EMEA region, which benefited from currency translation, higher product volume and a favorable deal mix in the period. The services gross margin rate benefited by strong maintenance services volume and improved maintenance margin rate across all operating segments.

Operating Expenses

Total operating expenses, characterized as “selling, general and administrative expenses” and “research and development expenses,” were $157 million in the second quarter of 2008 compared to $142 million in the second quarter of 2007. As a percentage of revenue, total operating expenses increased to 34.5% in the second quarter of 2008 from 33.0% in the second quarter of 2007. The $20 million increase in selling, general and administrative expenses included incremental costs of $6 million associated with Teradata operating as an independent, publicly-traded company, as well as negative impact from foreign currency fluctuations. Research and development (“R&D”) expenses were lower by $5 million in the second quarter of 2008 compared to the second quarter of 2007. Our overall R&D spend for the second quarter of 2008 compared to the second quarter of 2007 was relatively constant, the decrease in R&D expense was driven primarily by higher capitalization of external-use software development cost during 2008.

Effects of Pension and Postemployment Benefit Plans

Teradata’s pension and postemployment benefit expense for the three months ended June 30 is shown below. Pension and postemployment benefit expenses incurred prior to the Separation were allocated to Teradata by NCR.

	Three Months Ended June 30,
In millions	2008	2007
Pension expense	$2	$2
Postemployment expense	3	4

Total expense	$5	$6

As discussed in Note 8 of Notes to Condensed Consolidated Financial Statements (Unaudited), in conjunction with the Separation, certain of NCR’s pension and postemployment benefit obligations and plan assets relating to the Teradata data warehousing business were assumed by/transferred to the Company.

Revenue and Gross Margin by Operating Segment

Teradata manages its business in three geographic regions, which are also the Company’s operating segments: (1) the Americas region; (2) the EMEA region; and (3) the APJ region. Teradata believes this format is useful to investors because it allows analysis and comparability of operating trends. It also includes the same information that is used by Teradata management to make decisions regarding the segments and to assess our financial performance. The discussion of our segment results describes the changes in results as compared to the prior-year period. These changes do not represent changes in long-term trends. Teradata does not use certain corporate-level selling, general and administrative, or research and development expenses to measure the performance of the regional operating segments. Our segment results are reconciled to total Company results reported under accounting principles generally accepted in the United States of America (“GAAP”) in Note 12 of Notes to Condensed Consolidated Financial Statements (Unaudited).

The following table presents revenue and operating performance by segment for the three months ended June 30:

In millions	2008	% of Revenue	2007	% of Revenue
Revenue
Americas	$236	52%	$251	58%
EMEA	128	28%	96	22%
APJ	91	20%	83	19%

Total revenue	455	100%	430	100%

Segment gross margin
Americas	136	57.6%	141	56.2%
EMEA	68	53.1%	45	46.9%
APJ	45	49.5%	44	53.0%

Total segment gross margin	$249	54.7%	$230	53.5%

Americas: Revenue decreased 6% in the second quarter of 2008 from the prior-year period, with reductions in product revenue somewhat offset by increased service revenue. The revenue decline in the Americas region was impacted by customer deferrals of new product purchases given the economic environment in the United States. Revenue included less than 1% of benefit from foreign currency fluctuations. Gross margin as a percentage of revenue increased to 57.6% for the second quarter of 2008, from 56.2% in the prior-year period, driven primarily by higher product margins due to deal mix, as well as increased contribution from maintenance services.

EMEA: Revenue increased 33% in the second quarter of 2008 from the prior-year period, with double-digit growth in both product and service revenue. The revenue comparison included 11% of benefit from foreign currency fluctuations. Gross margin as a percentage of revenue increased to 53.1% in the second quarter of 2008, from 46.9% in the prior-year period, primarily driven by higher product margins due to the benefit of currency translation, as well as the greater mix of product revenue to service revenue in the period.

APJ: Revenue increased 10% in the second quarter of 2008 from the prior-year period, with growth in service revenue offset by reductions in product revenue. The revenue comparison included 11% of benefit from foreign currency fluctuations. Gross margin as a percentage of revenue was 49.5% in the second quarter of 2008, compared to 53.0% in the prior-year period. The lower margins were influenced by the geographic mix of product sales within the region compared to the prior-year period, as well as the higher proportion of service revenue compared to the second quarter of 2007.

Provision for Income Taxes

The effective tax rate in the second quarter of 2008 was 26.6% as compared to 44.3% in the second quarter of 2007. For the three months ended June 30, 2007, while the Company was operated as part of NCR, Teradata’s provision for income taxes in certain tax jurisdictions reflected only a portion of the tax benefits related to certain foreign operations’ tax net operating losses due to the uncertainty of the ultimate realization of future benefits from those losses under NCR’s tax structure. The provision for income taxes for the three and six months ended June 30, 2008 is based on the forecasted annual pre-tax earnings mix by jurisdiction of Teradata and its subsidiaries under the Company’s current structure.

The effective tax rate for the three months ended June 30, 2007 includes a $7 million net adjustment to increase tax expense to correct prior period errors in the calculation of the income tax provision related to intercompany profit elimination. As the impact of this error was not material to any prior periods or to the full-year 2007 financial statements, it was recorded in the second quarter of 2007. The effective tax rate for the three month period ended June 30, 2008 includes a 1% increase over the first quarter 2008 effective tax rate due to a change in the estimated 2008 annual pre-tax income by jurisdiction.

The Company has asserted its intention to permanently reinvest its foreign earnings outside of the United States. As a result, the effective tax rate in the periods presented for 2008 largely results from the mix of income earned and the allocation of certain expenses in various tax jurisdictions that apply a broad range of statutory income tax rates. See Note 6 of Notes to Condensed Consolidated Financial Statements (Unaudited) for additional information on the income tax provision.

Results of Operations for the Six Months Ended June 30, 2008 Compared to the Six Months Ended June 30, 2007

In millions	2008	% of Revenue	2007	% of Revenue
			As Revised
Product revenue	$386	46.5%	$412	51.7%
Service revenue	444	53.5%	385	48.3%

Total revenue	830	100%	797	100%

Gross margin
Product gross margin	251	65.0%	267	64.8%
Service gross margin	192	43.2%	159	41.3%

Total gross margin	443	53.4%	426	53.5%

Expenses
Selling, general and administrative expenses	248	29.9%	211	26.5%
Research and development expenses	50	6.0%	57	7.2%

Total expenses	298	35.9%	268	33.6%

Operating income	$145	17.5%	$158	19.8%

Total revenue increased 4% in the first half of 2008 from the first half of 2007. The revenue increase included a benefit of 4% from foreign currency fluctuations. Product revenue decreased 6% in the first half of 2008 from the prior-year period, primarily due to lower volume in the Americas and APJ regions. Service revenue increased 15% in the first half of 2008 from the prior-year period, driven by strong growth in both professional services and maintenance services. Services revenue grew double-digits in each of Teradata’s operating regions. Operating income was down $13 million in the first half of 2008 compared to the prior-year period, with increased volume more than offset by higher operating expenses. In addition to the currency translation impact on revenue, operating income was affected by incremental costs of $20 million (consisting of $6 million of cost of goods sold and $14 million of operating expenses) associated with Teradata operating as an independent, publicly-traded company, as well as the negative impact of currency translation on the Company’s expenses outside of the United States.

Gross Margin

Gross margin as a percentage of revenue for the first half of 2008 was 53.4% compared to 53.5% in the first half of 2007. Overall gross margins were adversely affected by the increased proportion of service revenue, which carries lower margins on average. This impact was mitigated by an improvement in service gross margins across all operating segments, and the benefit of foreign currency fluctuations, particularly on U.S. sourced product sold in the EMEA region. Product gross margin was nearly unchanged in the first half of 2008, compared to the first half of 2007, as improvements in product margins in EMEA were largely offset by product margin declines in the Americas and APJ regions. Service gross margins improved to 43.2% in the first half of 2008 compared to 41.3% in the prior-year period, with strong maintenance volume growth and improvements in both maintenance and professional services margin rates.

Operating Expenses

Total operating expenses, characterized as “selling, general and administrative expenses” and “research and development expenses,” were $298 million in the first half of 2008 compared to $268 million in the first half of 2007. As a percentage of revenue, total operating expenses increased to 35.9% in the first half of 2008 from 33.6% in the first half of 2007. The $37 million increase in selling, general and administrative expenses included incremental costs of $14 million associated with Teradata operating as an independent, publicly-traded company, as well as negative impact from foreign currency fluctuations. R&D expenses were lower by $7 million in the first half of 2008 compared to the first half of 2007. Our overall R&D spend for the first half of 2008 compared to the first half of 2007 was relatively constant, the decrease in R&D expense was driven primarily by higher capitalization of external-use software development cost.

Effects of Pension and Postemployment Benefit Plans

Teradata’s pension and postemployment benefit expense for the six months ended June 30 is shown below. Pension and postemployment benefit expenses incurred prior to the Separation were allocated to Teradata by NCR.

	Six Months Ended June 30,
In millions	2008	2007
Pension expense	$4	$4
Postemployment expense	5	8

Total expense	$9	$12

As discussed in Note 8 of Notes to Condensed Consolidated Financial Statements (Unaudited), in conjunction with the Separation, certain of NCR’s pension and postemployment benefit obligations and plan assets relating to the Teradata data warehousing business were assumed by/transferred to the Company.

Revenue and Gross Margin by Operating Segment

The description of our operating segments is discussed in this MD&A under “Revenue and Gross Margin by Operating Segment” for the three months ended June 30, 2008, compared to the three months ended June 30, 2007.

The following table presents revenue and operating performance by segment for the six months ended June 30:

In millions	2008	% of Revenue	2007	% of Revenue
			As Revised
Revenue
Americas	$446	54%	$466	58%
EMEA	231	28%	186	23%
APJ	153	18%	145	18%

Total revenue	830	100%	797	100%

Segment gross margin
Americas	250	56.1%	269	57.7%
EMEA	120	51.9%	85	45.7%
APJ	73	47.7%	72	49.7%

Total segment gross margin	$443	53.4%	$426	53.5%

Americas: Revenue decreased 4% in the first half of 2008 from the prior-year period, with reductions in product revenue somewhat offset by increased service revenue. The revenue decline in the Americas region was impacted by customer deferrals of new product purchases relating to the economic environment in the United States. Revenue included less than 1% of benefit from foreign currency fluctuations. Gross margin as a percentage of revenue decreased to 56.1% for the first half of 2008, from 57.7% in the prior-year period, driven primarily by lower product margins due to deal mix, as well as the negative impact of revenue mix, as there was a higher percentage of service revenue compared to the first half of 2007.

EMEA: Revenue increased 24% in the first half of 2008 from the prior-year period, with double-digit increases in both product and service revenue. The revenue comparison included 11% of benefit from foreign currency fluctuations. Gross margin as a percentage of revenue increased to 51.9% in the first half of 2008, from 45.7% in the prior-year period, primarily driven by higher product margins due to the benefit of currency translation, as well as a higher proportion of product revenue to service revenue compared to the prior-year period.

APJ: Revenue increased 6% in the first half of 2008 from the prior-year period, with an increase in service revenue offset by a reduction in product revenue. The revenue comparison included 10% of benefit from foreign currency fluctuations. Gross margin as a percentage of revenue decreased to 47.7% in the first half of 2008, from 49.7% in the prior-year period. Improvement in service gross margin was offset by the higher percentage of service revenue compared to the first quarter of 2007.

Provision for Income Taxes

The effective tax rate in the first six months of 2008 was 26.0%, as compared to 41.8% in the first six months of 2007. For the six months ended June 30, 2007, while the Company was operated as part of NCR, Teradata’s provision for income taxes in certain tax jurisdictions reflected only a portion of the tax benefits related to certain foreign operations’ tax net operating losses due to the uncertainty of the ultimate realization of future benefits from those losses under NCR’s tax structure. The provision for income taxes for the three and six months ended June 30, 2008 is based on the forecasted annual pre-tax earnings mix by jurisdiction of Teradata and its subsidiaries under the Company’s current structure.

The effective tax rate for the six months ended June 30, 2007 includes a $7 million net adjustment to increase tax expense, made in the second quarter of 2007, to correct prior period errors in the calculation of the income tax provision related to intercompany profit elimination. As the impact of this error was not material to any prior periods or to the full-year 2007 financial statements, it was recorded in the second quarter of 2007. The income tax rate for the six months ended June 30, 2008 was not impacted by any discrete items.

The Company has asserted its intention to permanently reinvest its foreign earnings outside of the United States. As a result, the effective tax rate in the 2008 periods presented largely results from the mix of income earned and allocation of certain expenses in various tax jurisdictions that apply a broad range of statutory income tax rates. See Note 6 of Notes to Condensed Consolidated Financial Statements (Unaudited) for additional information on the income tax provision.

Financial Condition, Liquidity and Capital Resources

Cash provided by operating activities increased by $33 million in the first half of 2008. The increase in cash provided by operating activities was primarily due to increased collections on accounts receivables in the six months ended June 30, 2008, as compared to the six months ended June 30, 2007. The decrease in accounts receivable were partially offset by decreased payables and accrued expenses due to the timing of related payments.

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

The table below shows net cash provided by operating activities and capital expenditures for the following periods:

	Six Months Ended June 30,
In millions	2008	2007
Net cash provided by operating activities	$228	$195
Less:
Expenditures for property and equipment	(11)	(15)
Additions to capitalized software	(34)	(31)

Free cash flow	$183	$149

Financing activities and certain other investing activities are not included in our calculation of free cash flow. These other investing activities primarily consisted of purchases of short-term investments and an immaterial “tuck-in” acquisition consummated during the first quarter of 2008. Teradata’s short-term investments consist of bank time deposits with original maturities between three months and one year. Teradata’s financing activities consisted primarily of cash outflows from our share repurchase activities. During the first half of 2008, the Company purchased 2.9 million shares of its common stock at an average price per share of $24.65 under the two share repurchase programs authorized by our Board of Directors in 2008. The first program (the “dilution offset program”) authorizes the Company to purchase Teradata common stock to the extent of cash received from the exercise of stock options and the Teradata Employee Stock Purchase Plan (“ESPP”). The second program (the “general share repurchase program”) authorizes the Company to repurchase an additional $250 million of the Company’s outstanding shares of common stock. As of June 30, 2008, between the two share repurchase programs, the Company had a total authorization of $183 million to repurchase outstanding shares of Teradata common stock. Our share repurchase activity depends on factors such as our working capital needs, our cash requirements for capital investments, our stock price, and economic and market conditions.

Prior to the second quarter of 2008, stock repurchased through the share repurchase programs was retired. Beginning in the second quarter of 2008, stock repurchased through the share repurchase programs was held as treasury stock.

Teradata had no short- or long-term debt outstanding as of June 30, 2008. Management believes Company cash flows from operations and its $300 million credit facility will be sufficient to satisfy future working capital, research and development activities, capital expenditures, pension contributions, and other financing requirements for the foreseeable future. The Company’s ability to generate positive cash flows from operations is dependent on general economic conditions, competitive pressures, and other business and risk factors described in the Company’s 2007 Annual Report. If the Company is unable to generate sufficient cash flows from operations, or otherwise to comply with the terms of the credit facilities, the Company may be required to seek additional financing alternatives.

Contractual and Other Commercial Commitments. There has been no significant change in our contractual and other commercial commitments as described in the 2007 Annual Report. Our guarantees and product warranties are discussed in Note 9 of Notes to Condensed Consolidated Financial Statements (Unaudited).

Critical Accounting Policies and Estimates

There have not been any material changes to the methodology applied by management for critical accounting policies and estimates previously disclosed in the 2007 Annual Report.

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

In many cases, the accounting treatment of a particular transaction is specifically dictated by GAAP and does not require significant management judgment in its application. There are also areas in which management’s judgment in selecting among available alternatives would not produce a materially different result. The significant accounting policies and estimates that we believe are the most critical to aid in fully understanding and evaluating our reported financial results are discussed in the 2007 Annual Report. Teradata’s senior management has reviewed these critical accounting policies and related disclosures and determined there were no significant changes in our critical accounting policies in the six months ended June 30, 2008. Also, there were no significant changes in our estimates associated with those policies.

New Accounting Pronouncements

See discussion in Note 2 of Notes to Condensed Consolidated Financial Statements (Unaudited) for new accounting pronouncements.

Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

From time to time, the Company employs a foreign currency hedging strategy to limit potential losses in earnings or cash flows from adverse foreign currency exchange rate movements. Foreign currency exposures arise from transactions denominated in a currency other than our subsidiaries’ functional currency, and from foreign denominated revenue, expense and profit translated into U.S. dollars. The primary currencies to which the Company is exposed include the euro, the British pound, the Japanese yen, the Canadian dollar, the Australian dollar, and certain other Asian and South American currencies. Certain of these exposures are hedged with foreign currency forward contracts with maturity dates of twelve months or less. At June 30, 2008, the gross contract notional amount of the Company’s foreign exchange forward contracts was $55 million ($53 million on a net basis). The potential loss in fair value at June 30, 2008, for such contracts resulting from a hypothetical 10% adverse change in all foreign currency exchange rates was approximately $5 million. This loss would be mitigated by corresponding gains on the underlying exposures.

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

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 (“the Exchange Act”)) as of June 30, 2008. Disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed in its reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, including the chief executive officer and the chief financial officer, to allow timely decisions regarding required disclosures. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives.

In our 2007 Annual Report, we disclosed a material weakness in our internal control over financial reporting relating to the accounting for revenue transactions involving resellers. Specifically, effective controls did not exist to ensure the accuracy of revenue recognized on sales to resellers for which fees were not fixed or determinable. As of June 30, 2008, the Company is still in the process of developing and implementing a plan of remediation to eliminate this material weakness, and accordingly our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were not effective as of June 30, 2008.

Additionally, in light of the material weakness in our internal control over financial reporting as of June 30, 2008, the Company performed additional analyses and other post-closing procedures in an effort to ensure that our Condensed Consolidated Financial Statements (Unaudited) included in this Quarterly Report on Form 10-Q, as of and for the quarter ended June 30, 2008, have been prepared in accordance with GAAP.

Plan for Remediation of Material Weakness

Throughout 2008, we have been taking steps intended to remediate this material weakness, and are improving our control processes and procedures as part of our efforts to become compliant with the requirements of Section 404 of the Sarbanes-Oxley Act of 2002. These activities include:

•	conducting an end-to-end review of our contract process,

•	evaluating, designing and implementing, as appropriate, new policies, procedures and controls,

•	conducting additional training on revenue recognition for appropriate personnel, and

•	evaluating the proper organizational structure, including hiring additional resources familiar with the revenue recognition process in the hardware/software industry.

In particular, our remediation plan is being designed to ensure that revenue transactions with non-standard terms and conditions are identified and undergo more comprehensive review by our internal personnel to assure that the earnings process in accordance with GAAP is complete before revenue recognition occurs.

Changes in Internal Control over Financial Reporting

Other than those listed above, there have been no changes in our internal control over financial reporting that occurred during the last fiscal quarter ended June 30, 2008 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

Part II. Other Information

Item 1.	LEGAL PROCEEDINGS

The information required by this item is included in the material under Note 9 of Notes to Condensed Consolidated Financial Statements (Unaudited) of this Quarterly Report on Form 10-Q and is incorporated herein by reference.

Item 1A.	RISK FACTORS

There have not been any material changes to the risk factors previously disclosed in Part I, Item IA of the 2007 Form 10-K.

Item 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Purchase of Company Common Stock

During the second quarter of 2008, the Company purchased approximately 1.4 million shares of it common stock at an average price per share of $24.79 under the two share repurchase programs authorized by our Board of Directors in 2008. The first program (the “dilution offset program”) authorizes the Company to purchase Teradata common stock to the extent of cash received from the exercise of stock options and the Teradata Employee Stock Purchase Plan (“ESPP”). The second program (the “general share repurchase program”) authorizes the Company to repurchase an additional $250 million of the Company’s outstanding shares of common stock. As of June 30, 2008, between the two share repurchase programs, the Company had a total authorization of $183 million to repurchase outstanding shares of Teradata common stock.

In addition to those share purchases, the Company occasionally purchases vested restricted stock shares from Section 16 officers at the current market price to cover their withholding taxes. For the six months ended June 30, 2008, the total of these purchases was 5,939 shares at an average price of $26.01 per share.

The following table provides information relating to the Company’s repurchase of common stock for the six months ended June 30, 2008:

Month	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Dilution Offset Program	Total Number of Shares Purchased as Part of Publicly Announced General Share Repurchase Program	Maximum Dollar Value that May Yet Be Purchased Under the Dilution Offset Program	Maximum Dollar Value that May Yet Be Purchased Under the General Share Repurchase Program
First Quarter Total	1,564,100	$24.53	50,000	1,514,100	$1,137,142	$212,912,054

April 2008	—	—	—	—	$1,210,032	$212,912,054
May 2008	340,000	$24.92	—	340,000	$1,572,431	$204,438,631
June 2008	1,022,800	24.75	50,000	972,800	$2,501,180	$180,433,920

Second Quarter Total	1,362,800	$24.79	50,000	1,312,800	$2,501,180	$180,433,920

Item 3.	DEFAULTS UPON SENIOR SECURITIES

None

Item 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Voting results for the matters submitted to stockholder vote in connection with the Company’s 2008 Annual Stockholders’ meeting held on April 28, 2008 were included in the Company’s Quarterly Report on Form 10-Q for the first quarter of 2008, which was filed with the U.S. Securities and Exchange Commission on May 15, 2008.

Item 5.	OTHER INFORMATION

None

Item 6.	EXHIBITS

2.1	Form of Separation and Distribution Agreement between Teradata Corporation and NCR Corporation (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K dated September 11, 2007).

3.1	Amended and Restated Certificate of Incorporation of Teradata Corporation as amended and restated on September 24, 2007 (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K dated September 25, 2007).

3.2	Amended and Restated Bylaws of Teradata Corporation, as amended and restated on October 22, 2007 (incorporated by reference to Exhibit 3.2 to the Current Report on Form 8-K dated October 24, 2007).

4.1	Common Stock Certificate of Teradata Corporation (incorporated by reference to Exhibit 4.1 to the Quarterly Report on Form 10-Q dated November 13, 2007).

10.1	Form of 2008 Stock Option Agreement under the Teradata Corporation 2007 Stock Incentive Plan (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K dated November 30, 2007).

10.2	Form of 2008 Restricted Stock Unit Agreement under the Teradata Corporation 2007 Stock Incentive Plan (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K dated November 30, 2007).

10.3	Form of 2008 Performance Based Restricted Stock Unit Agreement under the Teradata Corporation 2007 Stock Incentive Plan (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K dated November 30, 2007).

10.4	Teradata Corporation Director Compensation Program, effective as of October 1, 2007, as amended and restated as of April 28, 2008 (incorporated by reference to Exhibit 10.4 to the Quarterly Report on Form 10-Q dated May 15, 2008).

10.5	Form of 2008 Director Option Grant Statement (Non-Statutory Stock Option) under the Teradata Corporation 2007 Stock Incentive Plan (incorporated by reference to Exhibit 10.5 to the Quarterly Report on Form 10-Q dated May 15, 2008).

10.6	Form of 2008 Director Restricted Stock Unit Grant Statement under the Teradata Corporation 2007 Stock Incentive Plan (incorporated by reference to Exhibit 10.6 to the Quarterly Report on Form 10-Q dated May 15, 2008).

10.7	First Amendment to Teradata Corporation Employee Stock Purchase Plan

31.1	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated August 14, 2008.

31.2	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated August 14, 2008.

32	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated August 14, 2008.

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TERADATA CORPORATION

Date: August 14, 2008	By:	/s/ Stephen M. Scheppmann
Stephen M. Scheppmann
Executive Vice President and Chief Financial Officer