Form 10-Q
period 2008-09-30
TERADATA CORP /DE/
filed 2008-11-12
CIK 816761

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

At October 31, 2008, the registrant has approximately 176.0 million shares of common stock outstanding.

Part 1. Financial Information

Item 1.	FINANCIAL STATEMENTS

Teradata Corporation

Condensed Consolidated Statements of Income (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
In millions, except per share amounts	2008	2007	2008	2007*
Revenue
Product revenue	$213	$232	$599	$644
Service revenue	226	207	670	592

Total revenue	439	439	1,269	1,236

Operating expenses
Cost of products	76	90	211	235
Cost of services	126	120	378	346
Selling, general and administrative expenses	123	128	371	339
Research and development expenses	28	35	78	92

Total operating expenses	353	373	1,038	1,012

Income from operations	86	66	231	224
Interest and other (expense) income, net	(1)	—	4	—

Income before income taxes	85	66	235	224

Income tax expense	25	37	64	103

Net income	$60	$29	$171	$121

Net income per common share
Basic	$0.34	$0.16	$0.95	$0.67
Diluted	$0.33	$0.16	$0.94	$0.67

Weighted average common shares outstanding
Basic	177.5	180.7	179.1	180.7
Diluted	179.4	180.7	181.0	180.7

*	The results for the nine months ended September 30, 2007 have been revised as described under “Revision of Prior Period Financial Statements” in Note 1.

See Notes to Condensed Consolidated Financial Statements (Unaudited).

Teradata Corporation

Condensed Consolidated Balance Sheets (Unaudited)

In millions, except per share amounts	September 30, 2008	December 31, 2007
Assets
Current Assets
Cash and cash equivalents	$328	$270
Short-term investments	50	—
Accounts receivable, net	380	507
Inventories, net	42	51
Other current assets	58	45

Total current assets	858	873
Property and equipment, net	89	94
Capitalized software, net	79	61
Goodwill	106	90
Deferred income taxes	129	140
Other assets	35	36

Total assets	$1,296	$1,294

Liabilities and stockholders’ equity
Current liabilities
Accounts payable	$77	$120
Payroll and benefits liabilities	80	91
Deferred revenue	237	246
Other current liabilities	99	115

Total current liabilities	493	572
Pension and other postemployment plan liabilities	83	88
Other liabilities	6	3

Total liabilities	582	663

Commitments and contingencies (Note 9)

Stockholders’ equity
Preferred stock: par value $0.01 per share, 100.0 shares authorized, no shares issued and outstanding at September 30, 2008 and December 31, 2007	—	—
Common stock: par value $0.01 per share, 500.0 shares authorized, 180.0 and 181.0 shares issued at September 30, 2008 and December 31, 2007, respectively	2	2
Paid-in capital	557	555
Treasury stock: 4.0 and no shares at September 30, 2008 and December 31, 2007, respectively	(99)	—
Retained earnings	250	79
Accumulated other comprehensive income (loss)	4	(5)

Total stockholders’ equity	714	631

Total liabilities and stockholders’ equity	$1,296	$1,294

See Notes to Condensed Consolidated Financial Statements (Unaudited).

Teradata Corporation

Condensed Consolidated Statements of Cash Flows (Unaudited)

	Nine Months Ended September 30,
In millions	2008	2007*
Operating activities
Net income	$171	$121
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	47	51
Stock-based compensation expense	15	11
Excess tax benefit from stock-based compensation	(1)	—
Deferred income taxes	29	71
Impairment of equity investment	3	—
Changes in assets and liabilities:
Receivables	141	(11)
Inventories	9	—
Current payables and accrued expenses	(60)	13
Deferred revenue	(3)	41
Other assets and liabilities	(29)	(8)

Net cash provided by operating activities	322	289

Investing activities
Purchases of short-term investments	(50)	—
Expenditures for property and equipment	(13)	(27)
Additions to capitalized software	(45)	(37)
Purchased software license	(2)	(5)
Other investing activities and business acquisition, net	(22)	(4)

Net cash used in investing activities	(132)	(73)

Financing activities
Repurchases of common stock	(137)	—
Excess tax benefit from stock-based compensation	1	—
Cash contributions from former parent	—	196
Transfer to former parent, net	—	(216)
Other financing activities, net	6	—

Net cash used in financing activities	(130)	(20)

Effect of exchange rate changes on cash and cash equivalents	(2)	—

Increase in cash and cash equivalents	58	196
Cash and cash equivalents at beginning of period	270	—

Cash and cash equivalents at end of period	$328	$196

*	The results for the nine months ended September 30, 2007 have been revised as described under “Revision of Prior Period Financial Statements” in Note 1.

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

Prior to the second quarter of 2008, stock repurchased through the share repurchase programs was retired. Beginning in the second quarter of 2008, stock repurchased through the share repurchase programs is held as treasury stock. Teradata accounts for treasury stock using the cost method, recording the repurchases as a reduction to stockholders’ equity on the consolidated balance sheet.

Revision of Prior Period Financial Statements

As discussed in the Company’s 2007 Annual Report, during the fourth quarter of 2007 the Company identified an error related to a sales transaction that was originally recognized in the fourth quarter of 2006. Upon subsequent review, management determined that the transaction, which was made through a reseller, did not meet the conditions for revenue recognition until the first quarter of 2007 when the products were delivered and accepted by the end-user customer. The impact of this error was an overstatement of revenue and net income in the three- and twelve-month periods ended December 31, 2006, and an understatement of revenue and net income in the three-month period ended March 31, 2007. The Company assessed the materiality of this error on the three- and twelve-month periods ended December 31, 2006, in accordance with the SEC’s Staff Accounting Bulletin No. 99 (“SAB 99”) and concluded that the error was not material to either period. However, the Company did conclude that the error was material to the three-month period ended March 31, 2007, as it understated results for that period. Therefore, in accordance with the SEC’s Staff Accounting Bulletin No. 108 (“SAB 108”), the 2006 financial statements were revised in the 2007 Annual Report to correct for the immaterial error and to allow for the correct recording of this transaction in the 2007 consolidated financial statements. The correction has been reflected in these interim consolidated financial statements for the nine month period ended September 30, 2007 and resulted in a $13 million increase in product revenue, a $3 million increase in cost of products and a $4 million increase to income tax expense, resulting in a $6 million increase in net income ($0.04 per basic and diluted share).

Reclassifications. Certain prior-year amounts have been reclassified to conform to the 2008 presentation.

2. NEW ACCOUNTING PRONOUNCEMENTS

Statement of Financial Accounting Standards No. 157. In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard (“SFAS”) No. 157 (“SFAS 157”), Fair Value Measurements. This statement defines fair value, establishes a framework for measuring fair value in GAAP and expands disclosures about fair value measurements. SFAS 157 is effective for financial assets and financial liabilities measured at fair value on a recurring basis for fiscal years beginning after November 15, 2007. FASB Staff Position No. FAS 157-2 (“FSP 157-2”), Effective Date of FASB Statement No. 157, deferred the effective date of SFAS 157 for all non-financial assets and non-financial liabilities to fiscal years beginning after November 15, 2008. FASB Staff Position No. FAS 157-3 (“FSP 157-3”), Determining the Fair Value of a Financial Asset When the Market for That Asset is Not Active, which was made effective on issuance on October 10, 2008, clarified the application of SFAS 157 in determining the fair value of financial assets in inactive markets. Refer to Note 10, for additional information related to the adoption of SFAS 157. The adoption of SFAS 157 did not have a material effect on the Condensed Consolidated Financial Statements for fair value measurements made during the first three quarters of 2008. The Company does not expect the adoption of this Statement for non-financial assets and liabilities to have a material impact on its consolidated financial statements in subsequent reporting periods.

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

3. SUPPLEMENTAL FINANCIAL INFORMATION

	Three Months Ended September 30,		Nine Months Ended September 30,
In millions	2008	2007	2008	2007
				As Revised
Comprehensive Income
Net income	$60	$29	$171	$121
Other comprehensive income, net of tax:
Amortization of costs associated with pension and postemployment benefits	11	—	12	—
Currency translation adjustments	(3)	3	(3)	5

Total comprehensive income	$68	$32	$180	$126

			As of
In millions			September 30, 2008	December 31, 2007
Inventories
Finished goods, net			$20	$29
Service parts, net			22	22

Total inventories, net			$42	$51

4. GOODWILL

In millions	Balance December 31, 2007	Additions	Other	Balance September 30, 2008
Goodwill
Americas	$56	$15	$—	$71
EMEA	10	—	—	10
APJ	24	—	1	25

Total goodwill	$90	$15	$1	$106

The change in goodwill from December 31, 2007 to September 30, 2008 was primarily due to an immaterial acquisition consummated during the three months ended March 31, 2008, as well as changes in foreign currency exchange rates, which are shown in the Other column.

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

Allocated costs included in the statements of income (prior to the Separation) were as follows:

In millions	Three Months Ended September 30, 2007	Nine Months Ended September 30, 2007
Cost of products and services	$9	$27
Selling, general and administrative expenses	31	63
Research and development expenses	2	6

Total allocated operating expenses	$42	$96

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

6. INCOME TAXES

Income tax provisions for interim periods are based on estimated annual income tax rates, adjusted to reflect the effects of any significant infrequent or unusual items which are required to be discretely recognized within the current interim period. The Company’s intention is to permanently reinvest its foreign earnings outside of the United States. As a result, the effective tax rates in the periods presented are largely based upon the forecasted pre-tax earnings mix and allocation of certain expenses in various taxing jurisdictions where the Company conducts its business that apply a broad range of statutory income tax rates.

The effective tax rate for the three months ended September 30, 2008 was 29.4% compared to 56.1% for the three months ended September 30, 2007. The tax rate for the three months ended September 30, 2008 included a $3 million charge to reflect a change in estimate identified in conjunction with filing the Company’s 2007 U.S. federal tax return. The tax rate for the three months ended September 30, 2007 included a $10 million charge relating to a tax rate change in Germany. The effective tax rate for the nine months ended September 30, 2008 was 27.2% as compared to 46.0% for the nine months ended September 30, 2007. For the three and nine months ended September 30, 2007, while the Company was still part of NCR, Teradata’s provision for income taxes reflected only a portion of the tax benefits related to certain foreign operations’ tax net operating losses due to the uncertainty of the ultimate realization of future benefits from those losses under NCR’s structure. The provision for income taxes for the three and nine months ended September 30, 2008 is based on the forecasted annual pre-tax earnings mix by jurisdiction of Teradata and its subsidiaries under the Company’s current structure.

In addition to the discrete item described above, the effective tax rate for the nine months ended September 30, 2007 included a $7 million net adjustment, to increase tax expense to correct prior period errors in the calculation of the income tax provision related to intercompany profit elimination. As the impact of this error was not material to any prior periods or to the full-year 2007 financial statements, it was recorded in the second quarter of 2007.

The Company adopted FASB Interpretation No. 48 (“FIN 48”), Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109, on January 1, 2007. FIN 48 clarifies the accounting for uncertainty in income taxes by prescribing thresholds and attributes for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, and disclosure. Under FIN 48, the Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon settlement. The adoption of FIN 48 did not have a material impact on our results of operations or net assets. In accordance with the Tax Sharing Agreement between NCR and Teradata, NCR is responsible for the payment of all income taxes reported on any separate or joint return of NCR, which may also include the results of operations of Teradata for periods prior to the Separation. As of September 30, 2008, the Company has no material unrecognized tax benefits.

7. EMPLOYEE STOCK COMPENSATION PLANS

The Company recorded share-based compensation expense for the periods ending September 30 as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
In millions	2008	2007	2008	2007
Stock options	$1	$1	$5	$4
Restricted stock	4	4	10	7

Total share-based compensation (pre-tax)	5	5	15	11
Tax benefit	(1)	(2)	(5)	(4)

Total share-based compensation, net of tax	$4	$3	$10	$7

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

Stock-based compensation expense is measured at fair value and recognized over the service period over which the awards are expected to vest. The Black-Scholes option-pricing model is used to calculate the fair value of stock options. The weighted average fair value of stock option grants was estimated based on the weighted average assumptions below. The weighted average fair value of grants made for the three and nine months ended September 30, 2008 were $9.13 and $8.69, respectively. The weighted average fair value of grants made for the three and nine months ended September 30, 2007 were $18.30 and $17.02, respectively (these were awards made prior to the Separation and consisted of options to purchase NCR stock).

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008 Teradata Grants	2007 NCR Grants	2008 Teradata Grants	2007 NCR Grants
Dividend yield	—	—	—	—
Risk-free interest rate	3.48%	4.66%	3.22%	4.52%
Expected volatility	32.4%	29.7%	33.5%	32.5%
Expected holding period (years)	6.3	5.0	6.3	5.0

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

As of September 30, 2008, the Company has $13 million and $15 million of total unrecognized compensation expense, net of estimated forfeitures, related to unvested stock options and unvested restricted stock, respectively. These awards will be recognized over the weighted average period of 1.3 years for stock options and 1.2 years for restricted stock.

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

Components of net periodic benefit cost of the Company’s pension plans for the three and nine months ended September 30 are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
In millions	2008	2007	2008	2007
Net service cost	$—	$—	$4	$—
Interest cost	1	—	3	—
Expected return on plan assets	—	—	(2)	—
Pre-Separation allocation from NCR	—	2	—	6

Total costs	$1	$2	$5	$6

Components of net periodic benefit cost of the Company’s postemployment plans for the three and nine months ended September 30 are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
In millions	2008	2007	2008	2007
Net service cost	$1	$—	$4	$—
Interest cost	1	—	2	—
Amortization of actuarial loss	1	—	2	—
Pre-Separation allocation from NCR	—	4	—	12

Total costs	$3	$4	$8	$12

Employer Contributions

Pension. For the three and nine months ended September 30, 2008, Teradata contributed approximately $2 million and $7 million to its pension plans, respectively. Teradata anticipates contributing an additional $1 million to its pension plans in 2008 for a total of $8 million.

Postemployment. For the three months ended September 30, 2008, Teradata had no significant postemployment benefits payments. For the nine months ended September 30, 2008, Teradata paid approximately $2 million in postemployment benefits. Teradata anticipates paying an additional $1 million in postemployment benefits in 2008 for a total of $3 million.

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

The Company is subject to governmental investigations and requests for information from time to time. Presently, the United States Department of Justice is conducting an investigation regarding the propriety of the Company’s arrangements or understandings with others in connection with certain federal contracts and the adequacy of certain disclosures related to such contracts. The investigation arises in connection with civil litigation in federal district court filed under the qui tam provisions of the civil False Claims Act against a number of information technology companies, including the Company. The complaints against the Company remain under seal. The Company has been conducting its own internal investigation focusing on the propriety of certain transactions under federal programs under which Teradata was a contractor. The Company has shared evidence of questionable conduct that the Company has uncovered with the Justice Department and intends to continue to cooperate with the Justice Department in its investigation. The Company has accrued approximately $2 million related to the current best estimate of the potential liability relating to this matter.

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

The Company believes the amounts provided in its financial statements are adequate in light of the probable and estimable liabilities. However, there can be no assurances that the actual amounts required to satisfy alleged liabilities from the matter described above and other matters, and to comply with applicable laws and regulations, will not exceed the amounts reflected in the Company’s financial statements or will not have a material adverse effect on its results of operations, financial condition or cash flows. Any liabilities that may be incurred in excess of those amounts provided as of September 30, 2008, cannot be reasonably determined at this time.

Guarantees and Product Warranties. Guarantees associated with the Company’s business activities are reviewed for appropriateness and impact to the Company’s financial statements. Periodically, the Company’s customers enter into various leasing arrangements coordinated with a leasing partner. In some instances, the Company guarantees the leasing partner a minimum value at the end of the lease term on the leased equipment or guarantees lease payments between the customer and the leasing partner. As of September 30, 2008, the maximum future payment obligation of this guaranteed value and the associated liability balance was $3 million.

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

The following table identifies the activity relating to the warranty reserve for the nine months ended September 30:

In millions	2008	2007
Warranty reserve liability
Beginning balance at January 1	$6	$8
Provisions for warranties issued	9	9
Settlements (in cash or in kind)	(10)	(12)

Balance at end of period	$5	$5

The Company also offers extended and/or enhanced coverage to its customers in the form of maintenance contracts. The Company accounts for these contracts by deferring the related maintenance revenue over the extended and/or enhanced coverage period. Costs associated with these maintenance contracts are not included in the table above.

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

The Company’s assets and liabilities measured at fair value on a recurring basis include money market funds and foreign currency exchange contracts. A portion of the Company’s excess cash reserves are held in money market funds which generate interest income based on the prevailing market rates. Money market funds are included in cash and cash equivalents in the Company’s balance sheet. Money market fund holdings are measured at fair value using quoted market prices and are classified within Level 1 of the valuation hierarchy. When deemed appropriate, the Company minimizes its exposure to changes in foreign currency exchange rates through the use of derivative financial instruments, specifically, forward foreign exchange contracts. The fair value of these contracts are measured at the end of each interim reporting period using observable inputs other than quoted prices. As such, these derivative instruments are classified within Level 2 of the valuation hierarchy. Fair value gains for open contracts are recognized as assets and fair value losses are recognized as liabilities. At September 30, 2008, the Company had foreign exchange currency contracts in effect with a gross contract notional amount of $56 million ($49 million on a net basis). The foreign exchange currency contracts in effect had a net fair value loss of approximately $1 million, and an insignificant amount of fair value gains. These gains and losses would be mitigated by corresponding gains on the underlying exposures. The Company’s short-term investments consist of bank time deposits with original maturities between three months and one year. These assets are not measured at fair value on a recurring basis and as such are not included in the table below.

The Company’s assets measured at fair value on a recurring basis subject to the disclosure requirements of SFAS 157 at September 30, 2008 were as follows:

		Fair Value Measurements at Reporting Date Using
In millions	September 30, 2008	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Money market funds	$241	$241	$—	$—
Foreign exchange currency contracts	$—	$—	$—	$—

Total Assets	$241	$241	$—	$—

Liabilities
Foreign exchange currency contracts	$1	$—	$1	$—

Total Liabilities	$1	$—	$1	$—

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

The components of basic and diluted earnings per share are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
In millions, except per share amounts	2008	2007	2008	2007
				As Revised
Net income available for common stockholders	$60	$29	$171	$121

Weighted average outstanding shares of common stock	177.5	180.7	179.1	180.7
Dilutive effect of employee stock options and restricted stock	1.9	—	1.9	—

Common stock and common stock equivalents	179.4	180.7	181.0	180.7

Earnings per share:
Basic	$0.34	$0.16	$0.95	$0.67
Diluted	$0.33	$0.16	$0.94	$0.67

Options to purchase 1.4 million shares of common stock for the third quarter of 2008 and 1.3 million shares of common stock for the first nine months of 2008 were not included in the computation of diluted earnings per share because their exercise prices were greater than the average market price of the common shares and, therefore, the effect would have been anti-dilutive. There were no potential common shares in the three and nine months ended September 30, 2007 as for periods prior to the Separation, no potentially dilutive securities (stock options, restricted shares, etc.) of the Company were outstanding.

12. SEGMENT AND OTHER SUPPLEMENTAL INFORMATION

Teradata manages its business in three geographic regions, which are also the Company’s operating segments: (1) the North America and Latin America (“Americas”) region; (2) the Europe, Middle East and Africa (“EMEA”) region; and (3) the Asia Pacific and Japan (“APJ”) region. Management evaluates the performance of its segments based on revenue and segment margin, and does not include segment assets for management reporting purposes. Corporate-related costs are fully-allocated to the segments.

The following table presents regional segment revenue and segment gross margin for the Company:

	Three Months Ended September 30,		Nine Months Ended September 30,
In millions	2008	2007	2008	2007
				As Revised
Revenue
Americas	$253	$245	$699	$711
EMEA	106	116	337	302
APJ	80	78	233	223

Total revenue	439	439	1,269	1,236

Gross margin
Americas	144	133	394	402
EMEA	55	59	175	144
APJ	38	37	111	109

Total gross margin	237	229	680	655

Selling, general and administrative expenses	123	128	371	339
Research and development expenses	28	35	78	92

Total income from operations	$86	$66	$231	$224

The following table presents revenue by product and services revenue for the Company:

	Three Months Ended September 30,		Nine Months Ended September 30,
In millions	2008	2007	2008	2007
				As Revised
Products (software and hardware)(1)	$213	$232	$599	$644
Professional and installation-related services	118	113	351	323

Total solution	331	345	950	967
Maintenance services	108	94	319	269

Total revenue	$439	$439	$1,269	$1,236

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

Third Quarter Financial Overview

As more fully discussed in later sections of this MD&A, the following were significant financial items for the third quarter of 2008:

•

Total revenue of $439 million in the third quarter of 2008 was the same as reported in the third quarter of 2007. The total year-over-year revenue comparison included a 1% benefit from foreign currency fluctuations. The lack of growth from the prior-year quarter was primarily the result of decreased product revenues in the EMEA region.

•

Gross margin increased to 54.0% in the third quarter of 2008 from 52.2% in the third quarter of 2007. Gross margin improved in both product and services, driven by a favorable deal mix, improved contribution from maintenance services, and the benefit of currency translation.

•

Operating income was $86 million in the third quarter of 2008, up from $66 million in the third quarter of 2007. The increase in operating income was largely due to higher product and services margins, and the $15 million of costs related to the Separation from NCR in the third quarter of 2007, which more than offset the incremental costs of Teradata now operating as an independent, publicly-traded company.

•

Net income of $60 million in the third quarter of 2008 increased from $29 million in the third quarter of 2007. In addition to the factors listed above, third quarter 2008 net income was aided by a lower effective tax rate as compared to the third quarter of 2007.

Strategic Overview

Teradata is in a leadership position to help companies manage the continual increases in data volume and complexity and gain a competitive advantage. We have four key initiatives underway to broaden our position in the market and take advantage of this opportunity. These initiatives include:

•	Further increasing our market coverage by adding more sales territories (through hires of additional sales account executives as well as technology and industry consultants),

•	Expanding our family of compatible data warehouse platforms that we take to market,

•	Extending our market reach through an expansion of our consulting services business, and

•	Continuing to invest in partners to increase the number of solutions available on Teradata, as well as to provide more market coverage.

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

In the Company’s third quarter 2008 earnings press release, the Company lowered its revenue growth expectation for 2008, due to currency movement and the economic environment. We now expect 2008 full-year revenue growth of approximately 1% to 4%. This revised outlook for 2008 reflects the actual and anticipated further impact of certain macroeconomic factors on capital spending. Recently, the U.S. and global economies have experienced a significant downturn driven by a financial and credit crisis that could continue to challenge such economies for some period of time, and may have a negative effect on our business. As we have reported, we have seen a lengthening of the sales cycle as a result of closer scrutiny and tighter review processes for larger capital expenditures during 2008. The size, timing and contracted terms of large customer orders for our products and services can impact, both positively and negatively, our long-term operating results.

While macroeconomic challenges and fluctuations in the information technology environment do occur, our outlook remains positive. We have not experienced significant changes from the competitive and/or technological pricing trends experienced in 2007, although there is a risk that pricing pressure could occur in the future. We continue to be committed to new product development and achieving maximum yield from our research and development spending and resources, which are intended to drive revenue growth, as evidenced by our recent release of our new expanded family of compatible data warehouse platforms. We also continue to evaluate opportunities to increase our market coverage and are committed to adding new sales territories (through hires of additional sales account executives as well as technology and industry consultants), among other things, to drive revenue growth. Given the length of sales cycles in the data warehouse market, new sales account territories typically take a year or more, on average, to become productive. We currently estimate our full year effective tax rate for 2008 to be within the range of 26 to 27%.

Results of Operations for the Three Months Ended September 30, 2008

Compared to the Three Months Ended September 30, 2007

In millions	2008	% of Revenue	2007	% of Revenue
Product revenue	$213	48.5%	$232	52.8%
Service revenue	226	51.5%	207	47.2%

Total revenue	439	100%	439	100%

Gross margin
Product gross margin	137	64.3%	142	61.2%
Service gross margin	100	44.2%	87	42.0%

Total gross margin	237	54.0%	229	52.2%

Expenses
Selling, general and administrative expenses	123	28.0%	128	29.2%
Research and development expenses	28	6.4%	35	8.0%

Total expenses	151	34.4%	163	37.1%

Operating income	$86	19.6%	$66	15.0%

Total revenue of $439 million in the third quarter of 2008 was the same as reported in the third quarter of 2007. The 2008 year-over-year revenue comparison included 1% of benefit from foreign currency fluctuations. Product revenue in the third quarter of 2008 was down 8% from the prior-year period, with growth in the North and Latin America (“Americas”) region more than offset by reductions in the Europe, Middle East and Africa (“EMEA”) and Asia Pacific and Japan (“APJ”) regions. Service revenue increased 9% in the third quarter of 2008 from the prior-year period, driven primarily by strong growth in maintenance services in all regions, as well as increases in professional services in EMEA and APJ. Operating income increased $20 million in the third quarter of 2008 compared to the prior-year period, driven primarily by margin improvements and lower operating expenses as compared to the third quarter of 2007. Operating expenses for the third quarter of 2007 included $15 million in costs associated with the Separation from NCR. In addition to the currency translation impact on revenue, operating income in 2008 was affected by incremental costs of $6 million (consisting of $3 million of cost of revenue and $3 million of operating expenses) associated with Teradata operating as an independent, publicly-traded company, as well as the negative impact of currency translation on the Company’s expenses outside of the United States.

Gross Margin

Gross margin for the third quarter of 2008 was 54.0% compared to 52.2% in the third quarter of 2007. Product gross margin increased to 64.3% in the third quarter of 2008, compared to 61.2% in the prior-year period. Service gross margin improved to 44.2% in the third quarter of 2008 compared to 42.0% in the prior-year period. The increase in product gross margins was driven primarily by an improved deal mix as compared to the third quarter of 2007, as well as benefit from currency translation. The services gross margin rate for the third quarter of 2008 benefited from strong maintenance services growth in all regions.

Operating Expenses

Total operating expenses, characterized as “selling, general and administrative expenses” and “research and development expenses,” were $151 million in the third quarter of 2008 compared to $163 million in the third quarter of 2007. As a percentage of revenue, total operating expenses decreased to 34.4% in the third quarter of 2008 from 37.1% in the third quarter of 2007. Selling, general and administrative expenses for the third quarter of 2007 included $15 million of costs associated with the Separation from NCR. Operating expenses for the third quarter of 2008 included recurring incremental costs of $3 million associated with Teradata operating as an independent, publicly-traded company, as well as a negative impact from foreign currency fluctuations. Research and development (“R&D”) expenses were lower by $7 million in the third quarter of 2008 compared to the third quarter of 2007, primarily as a result of higher capitalization of internally developed external-use software development cost during 2008.

Revenue and Gross Margin by Operating Segment

As described in Note 12 of Notes to Condensed Consolidated Financial Statements (Unaudited), Teradata manages its business in three geographic regions, which are also the Company’s operating segments: (1) the Americas region; (2) the EMEA region; and (3) the APJ region. Teradata believes this format is useful to investors because it allows analysis and comparability of operating trends by operating segment. It also includes the same information that is used by Teradata management to make decisions regarding the segments and to assess our financial performance. The discussion of our segment results describes the changes in results as compared to the prior-year period.

The following table presents revenue and operating performance by segment for the three months ended September 30:

In millions	2008	% of Revenue	2007	% of Revenue
Revenue
Americas	$253	58%	$245	56%
EMEA	106	24%	116	26%
APJ	80	18%	78	18%

Total revenue	439	100%	439	100%

Gross margin
Americas	144	56.9%	133	54.3%
EMEA	55	51.9%	59	50.9%
APJ	38	47.5%	37	47.4%

Total gross margin	$237	54.0%	$229	52.2%

Americas: Revenue increased 3% in the third quarter of 2008 from the prior-year period, driven by growth in both maintenance and product revenue. Gross margin increased to 56.9% for the third quarter of 2008, from 54.3% in the prior-year period. The increase was driven primarily by higher product margins due to deal mix, as well as increased contribution from maintenance services, offset somewhat by lower professional services margins.

EMEA: Revenue decreased 9% in the third quarter of 2008 from the prior-year period, with reduced product revenue as compared to the strong prior year period, somewhat offset by double-digit growth in service revenue. The revenue comparison included 2% of benefit from foreign currency fluctuations. Gross margin increased to 51.9% in the third quarter of 2008, from 50.9% in the prior-year period, primarily driven by higher product margins due to improved deal mix and the benefit of currency translation, offset in part by the impact of the greater mix of service revenue to product revenue in the period.

APJ: Revenue increased 3% in the third quarter of 2008 from the prior-year period, with growth in service revenue offset by reductions in product revenue. The revenue comparison included 3% of benefit from foreign currency fluctuations. Gross margin was 47.5% in the third quarter of 2008, compared to 47.4% in the prior-year period. Gross margins were influenced by improved service margins, largely offset by the geographic mix of product sales within the region compared to the prior-year period, as well as the higher proportion of service revenue compared to the third quarter of 2007.

Provision for Income Taxes

The effective tax rate in the third quarter of 2008 was 29.4% as compared to 56.1% in the third quarter of 2007. The tax rate for the three months ended September 30, 2008 included a $3 million charge, or approximately 3%, to reflect a change in estimate identified in conjunction with filing the Company’s 2007 U.S. federal tax return. The tax rate for the three months ended September 30, 2007 included a $10 million charge, or 15%, relating to a tax rate change in Germany, and $4 million of expense, or 6%, related to permanent differences from non-deductible Separation costs. Additionally, for the three months ended September 30, 2007, while the Company was operated as part of NCR, Teradata’s provision for income taxes in certain tax jurisdictions reflected only a portion of the tax benefits related to certain foreign operations’ tax net operating losses due to the uncertainty of the ultimate realization of future benefits from those losses under NCR’s tax structure. The provision for income taxes for the three months ended September 30, 2008 is based on the forecasted annual pre-tax earnings mix by jurisdiction of Teradata and its subsidiaries under the Company’s current structure.

The Company’s intention is to permanently reinvest its foreign earnings outside of the United States. As a result, the effective tax rate in the periods presented for 2008 largely results from the mix of income earned and the allocation of certain expenses in various tax jurisdictions that apply a broad range of statutory income tax rates. See Note 6 of Notes to Condensed Consolidated Financial Statements (Unaudited) for additional information on the income tax provision.

Results of Operations for the Nine Months Ended September 30, 2008

Compared to the Nine Months Ended September 30, 2007

In millions	2008	% of Revenue	2007	% of Revenue
			As Revised
Product revenue	$599	47.2%	$644	52.1%
Service revenue	670	52.8%	592	47.9%

Total revenue	1,269	100%	1,236	100%

Gross margin
Product gross margin	388	64.8%	409	63.5%
Service gross margin	292	43.6%	246	41.6%

Total gross margin	680	53.6%	655	53.0%

Expenses
Selling, general and administrative expenses	371	29.2%	339	27.4%
Research and development expenses	78	6.1%	92	7.4%

Total expenses	449	35.4%	431	34.9%

Operating income	$231	18.2%	$224	18.1%

Total revenue increased 3% in the first nine months of 2008 from the first nine months of 2007. The revenue increase included a benefit of 3% from foreign currency fluctuations. Product revenue decreased 7% in the first nine months of 2008 from the prior-year period, primarily due to lower volume in the Americas and APJ regions. Service revenue increased 13% in the first nine months of 2008 from the prior-year period, driven by strong growth in maintenance services, which grew double-digits in each of Teradata’s operating regions, as well as by growth in professional services revenue, particularly in the EMEA and APJ regions. Operating income increased $7 million in the first nine months of 2008 compared to the prior-year period, with increased volume and margin improvement offset in part by higher operating expenses. In addition to the currency translation impact on revenue, operating income was affected by incremental costs of $26 million (consisting of $10 million of cost of revenue and $16 million of operating expenses) associated with Teradata operating as an independent, publicly-traded company, as well as the negative impact of currency translation on the Company’s expenses outside of the United States.

Gross Margin

Gross margin for the first nine months of 2008 was 53.6% compared to 53.0% in the first nine months of 2007. Overall gross margin improvements were aided by the benefit of currency translation, offset somewhat by the increased proportion of service revenue, which carries lower margins on average. Product gross margin increased to 64.8% in the first nine months of 2008, from 63.5% in the first nine months of 2007, with improvements in product margins in EMEA offset in part by product margin declines in the Americas and APJ regions. Service gross margins improved to 43.6% in the first nine months of 2008 compared to 41.6% in the prior-year period, with strong maintenance volume growth as well as improvements in maintenance margin rates.

Operating Expenses

Total operating expenses, characterized as “selling, general and administrative expenses” and “research and development expenses,” were $449 million in the first nine months of 2008 compared to $431 million in the first nine months of 2007. As a percentage of revenue, total operating expenses increased to 35.4% in the first nine months of 2008 from 34.9% in the first nine months of 2007. The increase in operating expenses included incremental costs of $16 million associated with Teradata operating as an independent, publicly-traded company, as well as negative impact from foreign currency fluctuations. Included in the operating expenses for the first nine months of 2007 were $15 million in expenses related to the Separation from NCR. R&D expenses were lower by $14 million in the first nine months of 2008 compared to the first nine months of 2007, primarily as a result of higher capitalization of internally developed external-use software development cost.

Revenue and Gross Margin by Operating Segment

The description of our operating segments is discussed in this MD&A under “Revenue and Gross Margin by Operating Segment” for the three months ended September 30, 2008, compared to the three months ended September 30, 2007.

The following table presents revenue and operating performance by segment for the nine months ended September 30:

In millions	2008	% of Revenue	2007	% of Revenue
			As Revised
Revenue
Americas	$699	55%	$711	58%
EMEA	337	27%	302	24%
APJ	233	18%	223	18%

Total revenue	1,269	100%	1,236	100%

Gross margin
Americas	394	56.4%	402	56.5%
EMEA	175	51.9%	144	47.7%
APJ	111	47.6%	109	48.9%

Total gross margin	$680	53.6%	$655	53.0%

Americas: Revenue decreased 2% in the first three quarters of 2008 from the prior-year period, with reductions in product revenue somewhat offset by increased service revenue. The revenue comparison included less than 1% of benefit from foreign currency fluctuations. The revenue decline in the Americas region was impacted by customer deferrals of new product purchases relating to the economic environment in the United States. Lower product revenue was offset in part by growth in maintenance services revenue. Gross margin decreased marginally to 56.4% for the first three quarters of 2008, from 56.5% in the prior-year period.

EMEA: Revenue increased 12% in the first three quarters of 2008 from the prior-year period, led by double-digit increases in professional and maintenance services revenue. The revenue comparison included 7% of benefit from foreign currency fluctuations. Gross margin increased to 51.9% in the first three quarters of 2008, from 47.7% in the prior-year period, primarily driven by higher product margins due to the benefit of currency translation.

APJ: Revenue increased 4% in the first three quarters of 2008 from the prior-year period, with double-digit increases in both professional and maintenance services revenue offset somewhat by a reduction in product revenue. However, the revenue comparison included 8% of benefit from foreign currency fluctuations. Gross margin decreased to 47.6% in the first three quarters of 2008, from 48.9% in the prior-year period. Improvement in service gross margin was more than offset by the higher percentage of service revenue and lower product margins compared to the first three quarters of 2007.

Provision for Income Taxes

The effective tax rate in the first nine months of 2008 was 27.2%, as compared to 46.0% in the first nine months of 2007. For the nine months ended September 30, 2007, while the Company was operated as part of NCR, Teradata’s provision for income taxes in certain tax jurisdictions reflected only a portion of the tax benefits related to certain foreign operations’ tax net operating losses due to the uncertainty of the ultimate realization of future benefits from those losses under NCR’s tax structure. The provision for income taxes for the nine months ended September 30, 2008 is based on the forecasted annual pre-tax earnings mix by jurisdiction of Teradata and its subsidiaries under the Company’s current structure.

Income tax expense for the nine months ended September 30, 2008 included a $3 million charge, or 1%, to reflect a change in estimate identified in conjunction with filing the Company’s 2007 U.S. federal tax return. Income tax expense for the nine months ended September 30, 2007 included a $10 million charge, or 4%, relating to a tax rate change in Germany, a $7 million net charge, or 3%, to correct prior period errors in the calculation of the income tax provision related to intercompany profit elimination and $4 million of expense, or 2%, related to permanent differences from non-deductible Separation costs. As the impact of the error was not material to any prior periods or to the full-year 2007 financial statements, it was recorded in the second quarter of 2007.

The Company’s intention is to permanently reinvest its foreign earnings outside of the United States. As a result, the effective tax rate in the 2008 periods presented largely results from the mix of income earned and allocation of certain expenses in various tax jurisdictions that apply a broad range of statutory income tax rates. See Note 6 of Notes to Condensed Consolidated Financial Statements (Unaudited) for additional information on the income tax provision.

Financial Condition, Liquidity and Capital Resources

Cash provided by operating activities increased by $33 million in the first three quarters of 2008. The increase in cash provided by operating activities was primarily due to increased collections on accounts receivables and higher net income in the nine months ended September 30, 2008, as compared to the nine months ended September 30, 2007. These improvements were partially offset by decreased payables and accrued expenses due to the timing of related payments, decreased deferred income taxes, and higher releases of deferred revenue as compared to the first nine months of 2007.

Teradata’s management uses a non-GAAP measure called “free cash flow,” which we define as net cash provided by operating activities less capital expenditures for property and equipment, and additions to capitalized software, as one measure of assessing the financial performance of the Company. Free cash flow does not have a uniform definition under GAAP; and therefore, Teradata’s definition of this measure may differ from the definition used by other companies. The components that are used to calculate free cash flow are GAAP measures taken directly from the Condensed Consolidated Statements of Cash Flows (Unaudited). We believe that free cash flow information is useful for investors because it relates the operating cash flow of the Company to the capital that is spent to continue and improve business operations. In particular, free cash flow indicates the amount of cash available after capital expenditures for, among other things, investments in the Company’s existing businesses, strategic acquisitions and repurchase of

Teradata common stock. Free cash flow does not represent the residual cash flow available for discretionary expenditures since there may be other non-discretionary expenditures that are not deducted from the measure. This non-GAAP measure should not be considered a substitute for, or superior to, cash flows from operating activities under GAAP.

The table below shows net cash provided by operating activities and capital expenditures for the following periods:

	Nine Months Ended September 30,
In millions	2008	2007
Net cash provided by operating activities	$322	$289
Less:
Expenditures for property and equipment	(13)	(27)
Additions to capitalized software	(45)	(37)

Free cash flow	$264	$225

Financing activities and certain other investing activities are not included in our calculation of free cash flow. These other investing activities primarily consisted of purchases of short-term investments and an immaterial “tuck-in” acquisition consummated during the first quarter of 2008. Teradata’s short-term investments consist of bank time deposits with original maturities between three months and one year. Teradata’s financing activities for the nine months ended September 30, 2008 consisted primarily of cash outflows from our share repurchase activities. During the first three quarters of 2008, the Company purchased 5.6 million shares of its common stock at an average price per share of $24.52 under the two share repurchase programs authorized by our Board of Directors in 2008. The first program (the “dilution offset program”) authorizes the Company to purchase Teradata common stock to the extent of cash received from the exercise of stock options and the Teradata Employee Stock Purchase Plan (“ESPP”). The second program (the “general share repurchase program”) authorizes the Company to repurchase an additional $250 million of the Company’s outstanding shares of common stock. As of September 30, 2008, the Company had $120 million of authorization remaining under the $250 million general share repurchase program to repurchase outstanding shares of Teradata common stock. Our share repurchase activity depends on factors such as our working capital needs, our cash requirements for capital investments, our stock price, and economic and market conditions. Proceeds from the ESPP and the exercise of stock options are $6 million for the nine months ended September 30, 2008. These proceeds are included in Other financing activities, net in the Condensed Consolidated Statement of Cash Flows (Unaudited).

Prior to the second quarter of 2008, stock repurchased through the share repurchase programs was retired. Beginning in the second quarter of 2008, stock repurchased through the share repurchase programs was held as treasury stock.

Teradata had no short- or long-term debt outstanding as of September 30, 2008, and was in compliance with all covenants of the revolving credit facility. Management believes current cash and short-term investment resources, Company cash flows from operations and its $300 million credit facility will be sufficient to satisfy future working capital, research and development activities, capital expenditures, pension contributions, and other financing requirements for the foreseeable future. The Company uses a number of financial instruments to hold its cash, cash equivalents and short-term investments, including bank deposits, money market funds and government treasuries.

The Company’s ability to generate positive cash flows from operations is dependent on general economic conditions, competitive pressures, and other business and risk factors described in the Company’s 2007 Annual Report, and elsewhere in this Quarterly Report. If the Company is unable to generate sufficient cash flows from operations, or otherwise to comply with the terms of the credit facilities, the Company may be required to seek additional financing alternatives.

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

In many cases, the accounting treatment of a particular transaction is specifically dictated by GAAP and does not require significant management judgment in its application. There are also areas in which management’s judgment in selecting among available alternatives would not produce a materially different result. The significant accounting policies and estimates that we believe are the most critical to aid in fully understanding and evaluating our reported financial results are discussed in the 2007 Annual Report. Teradata’s senior management has reviewed these critical accounting policies and related disclosures and determined there were no significant changes in our critical accounting policies in the nine months ended September 30, 2008. Also, there were no significant changes in our estimates associated with those policies.

New Accounting Pronouncements

See discussion in Note 2 of Notes to Condensed Consolidated Financial Statements (Unaudited) for new accounting pronouncements.

Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have not been any material changes to the market risk factors previously disclosed in Part II, Item 7A of the Company’s 2007 Annual Report on Form 10-K.

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

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 (“the Exchange Act”)) as of September 30, 2008. Disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed in its reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, including the chief executive officer and the chief financial officer, to allow timely decisions regarding required disclosures. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives.

In our 2007 Annual Report, we disclosed a material weakness in our internal control over financial reporting relating to the accounting for revenue transactions involving resellers. Specifically, effective controls did not exist to ensure the accuracy of revenue recognized on sales to resellers for which fees were not fixed or determinable. As of September 30, 2008, the Company is still in the process of developing and implementing a plan of remediation to eliminate this material weakness and to strengthen the Company’s control environment with respect to revenue recognition in general, and accordingly our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were not effective as of September 30, 2008.

Additionally, in light of the material weakness in our internal control over financial reporting as of September 30, 2008, the Company performed additional analyses and other post-closing procedures in an effort to ensure that our Condensed Consolidated Financial Statements (Unaudited) included in this Quarterly Report on Form 10-Q, as of and for the quarter ended September 30, 2008, have been prepared in accordance with GAAP.

Plan for Remediation of Material Weakness

Throughout 2008, we have been taking steps intended to remediate this material weakness, and are improving our control processes and procedures with respect to revenue recognition in general as part of our efforts to become compliant with the requirements of Section 404 of the Sarbanes-Oxley Act of 2002. These activities include:

•	conducting an end-to-end review of our contract process,

•	evaluating, designing and implementing, as appropriate, new policies, procedures and controls,

•	conducting additional training on revenue recognition for appropriate personnel, and

•

evaluating the proper organizational structure, including hiring a sufficient compliment of personnel with the requisite knowledge and expertise of revenue recognition accounting standards under U.S. GAAP.

In particular, our remediation plan is being designed to ensure that revenue transactions with non-standard terms and conditions are identified and undergo more comprehensive review by our internal personnel to assure that the earnings process in accordance with GAAP is complete before revenue recognition occurs.

Changes in Internal Control over Financial Reporting

Other than those listed above, there have been no changes in our internal control over financial reporting that occurred during the last fiscal quarter ended September 30, 2008 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

Part II. Other Information

Item 1.	LEGAL PROCEEDINGS

The information required by this item is included in the material under Note 9 of Notes to Condensed Consolidated Financial Statements (Unaudited) of this Quarterly Report on Form 10-Q and is incorporated herein by reference.

Item 1A.	RISK FACTORS

There have not been any material changes to the risk factors previously disclosed in Part I, Item IA of the Company’s 2007 Annual Report on Form 10-K.

Item 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Purchase of Company Common Stock

During the third quarter of 2008, the Company purchased approximately 2.7 million shares of it common stock at an average price per share of $24.38 under the two share repurchase programs authorized by our Board of Directors in 2008. The first program (the “dilution offset program”) authorizes the Company to purchase Teradata common stock to the extent of cash received from the exercise of stock options and the Teradata Employee Stock Purchase Plan (“ESPP”). The second program (the “general share repurchase program”) authorizes the Company to repurchase an additional $250 million of the Company’s outstanding shares of common stock. As of September 30, 2008, the Company had $120 million of authorization remaining on the $250 million general share repurchase program to repurchase outstanding shares of Teradata common stock.

In addition to those share purchases, Section 16 officers occasionally sell vested shares of restricted stock to the Company at the current market price to cover their withholding taxes. For the nine months ended September 30, 2008, the total of these purchases was 12,909 shares at an average price of $24.68 per share.

The following table provides information relating to the Company’s repurchase of common stock for the nine months ended September 30, 2008:

Month	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Dilution Offset Program	Total Number of Shares Purchased as Part of Publicly Announced General Share Repurchase Program	Maximum Dollar Value that May Yet Be Purchased Under the Dilution Offset Program	Maximum Dollar Value that May Yet Be Purchased Under the General Share Repurchase Program
First Quarter Total	1,564,100	$24.53	50,000	1,514,100	$1,137,142	$212,912,054

Second Quarter Total	1,362,800	$24.79	50,000	1,312,800	$2,501,180	$180,433,920

July 2008	—	N/A	—	—	$2,968,846	$180,433,920
August 2008	1,812,900	$24.74	125,000	1,687,900	$1,040,112	$138,672,939
September 2008	850,000	23.62	50,000	800,000	$588,398	$119,739,011

Third Quarter Total	2,662,900	$24.38	175,000	2,487,900	$588,398	$119,739,011

Item 3.	DEFAULTS UPON SENIOR SECURITIES

None

Item 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

Item 5.	OTHER INFORMATION

None

Item 6.	EXHIBITS

2.1	Form of Separation and Distribution Agreement between Teradata Corporation and NCR Corporation (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K dated September 11, 2007).

3.1	Amended and Restated Certificate of Incorporation of Teradata Corporation, as amended and restated on September 24, 2007 (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K dated September 25, 2007).

3.2	Amended and Restated Bylaws of Teradata Corporation, as amended and restated on October 22, 2007 (incorporated by reference to Exhibit 3.2 to the Current Report on Form 8-K dated October 24, 2007).

4.1	Common Stock Certificate of Teradata Corporation (incorporated by reference to Exhibit 4.1 to the Quarterly Report on Form 10-Q dated November 13, 2007).

10.1	First Amendment to Teradata Corporation Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.7 to the Quarterly Report on Form 10-Q dated August 14, 2008).

10.2	Amendment to the Offer Letter from Teradata Corporation to Michael Koehler, dated October 7, 2008 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K dated October 13, 2008).

10.3	Amendment to the Offer Letter from Teradata Corporation to Stephen Scheppmann, dated October 7, 2008 (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K dated October 13, 2008).

10.4	Amended and Restated Teradata Change in Control Severance Plan, dated October 7, 2008 (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K dated October 13, 2008).

10.5	Amended and Restated Teradata Corporation 2007 Stock Incentive Plan, dated October 7, 2008 (incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K dated October 13, 2008).

10.6	Amendment to form of Restricted Stock Unit and Performance-Based Restricted Stock Unit Agreements under the Amended and Restated Teradata Corporation 2007 Stock Incentive Plan (incorporated by reference to Exhibit 10.5 to the Current Report on Form 8-K dated October 13, 2008).

31.1	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated November 12, 2008.

31.2	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated November 12, 2008.

32	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated November 12, 2008.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TERADATA CORPORATION

Date: November 12, 2008	By:	/s/ Stephen M. Scheppmann
Stephen M. Scheppmann
Executive Vice President and Chief Financial Officer