Form 10-K
period 2008-12-31
TERADATA CORP /DE/
filed 2009-03-02
CIK 816761

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2008

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

Registrant’s telephone number, including area code: (866) 548-8348

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on which Registered
Common Stock, $0.01 par value	New York Stock Exchange

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☒    No  ☐

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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of voting stock held by non-affiliates of the registrant as of June 30, 2008, was approximately $4.1 billion.

At January 31, 2009, there were approximately 173.6 million shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Part III:	Portions of the registrant’s Proxy Statement, to be filed with the Securities and Exchange Commission in connection with the Company’s Annual Meeting of Stockholders to be held April 28, 2009.

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

PART I

FORWARD-LOOKING STATEMENTS

Forward-looking statements in our public filings or other public statements are subject to known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements or other public statements. These forward-looking statements were based on various facts and were derived utilizing numerous important assumptions and other important factors, and changes in such facts, assumptions or factors could cause actual results to differ materially from those in the forward-looking statements. Forward-looking statements include the information concerning our future financial performance, business strategy, projected plans and objectives. Statements preceded by, followed by or that otherwise include the words “believes,” “expects,” “anticipates,” “intends,” “projects,” “estimates,” “plans,” “may increase,” “may fluctuate,” and similar expression or future or conditional verbs such as “will,” “should,” “would,” “may” and “could” are generally forward-looking in nature and not historical facts. You should understand that the factors described under “Risk Factors” and the following important factors could affect our future results and could cause actual results to differ materially from those expressed in such forward-looking statements:

•

the global economic downturn and its impact on the markets in general or on the ability of our suppliers and customers to meet their commitments to us, or the timing of purchases by our current and potential customers, and other general economic and business conditions;

•

the rapidly changing and intensely competitive nature of the information technology industry and the enterprise data warehousing business, including the increasing consolidation activity and pressure on achieving continued price/performance gains for data warehousing solutions;

•	fluctuations in our operating results, timing of transactions, unanticipated delays or accelerations in our sales cycles and the difficulty of accurately estimating revenues; and

•	risks inherent in operating in foreign countries, including the impact of foreign currency fluctuations, economic, political, legal, regulatory, compliance, cultural and other conditions abroad.

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

Overview. Teradata Corporation (“we,” “us,” “Teradata,” or the “Company”) is a global leader in enterprise data warehousing (“EDW”), including enterprise analytic technologies and services. Our data warehousing solutions are comprised of software, hardware, and related business consulting and support services. Recognized as market leading by both industry analysts and customers, our solutions integrate an organization’s departmental and enterprise-wide data—about customers, financials, operations, and more—into a single enterprise-wide data warehouse. Our enterprise analytical technologies then transform that data into actionable “enterprise intelligence.” This intelligence offers our customers a single view of their business, and the ability to leverage their organization’s data as a strategic corporate asset to gain competitive and operational advantage. Companies today realize that they require better information derived from their data to run their business, and are seeing data volumes and data sources continue to multiply. Using Teradata solutions, they can access more timely and accurate information, obtain better insight about all aspects of their business, and make decisions with greater speed and precision to drive profitable growth. Teradata is designed to enable our customers to maximize business value while minimizing their total costs.

We serve customers across a broad set of industries from around the world—ranging from small departmental and corporate implementations to many of the world’s largest data warehouses. Teradata operates from three main locations in the United States: Johns Creek (Atlanta), Georgia; Miamisburg (Dayton), Ohio; and Rancho Bernardo (San Diego), California. In addition, we have sales and services offices located in approximately 40 countries. For the full year ended December 31, 2008, we had net income of $250 million and total revenues of $1.762 billion, of which approximately 56% was derived in the North America and Latin America region (the “Americas”), 26% in the Europe, Middle East and Africa region (“EMEA”), and 18% in the Asia Pacific and Japan region (“APJ”), demonstrating our diversified business model. For financial information about these geographic areas that are also our reportable segments, see “Note 11—Segment, Other Supplemental Information and Concentrations” in Notes to Consolidated Financial Statements elsewhere in this Annual Report.

History and Development. Teradata was formed in 1979 as a Delaware corporation. Teradata established a relational database management system on a proprietary platform in 1984. In 1990, Teradata partnered with NCR Corporation (“NCR”) to jointly develop next-generation database systems. In 1991, AT&T Corp. (“AT&T”) acquired NCR and, later that year, NCR purchased Teradata.

In 1996, AT&T spun off NCR (including Teradata) to form an independent, publicly-traded company, NCR Corporation. In 1999, NCR consolidated its Teradata data warehousing operations and product offerings into a separate operating division. Since 1999, we have increased our investments and focus to extend the scope of our enterprise data warehousing solutions, including improvements to our leading database software, increasing our enterprise analytic software applications, and providing sophisticated support and professional consulting services.

The Separation. On August 27, 2007, NCR’s Board of Directors approved the separation of NCR into two independent, publicly-traded companies through the distribution of 100% of its Teradata data warehousing business to shareholders of NCR (the “Separation”).

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

Our Relationship with NCR. NCR and Teradata entered into an Interim Services and Systems Replication Agreement, pursuant to which certain transitional services are provided by NCR and its subsidiaries, and vice versa. The services include the provision of administrative and other services identified by the parties. The Interim Services and Systems Replication Agreement provided for a term of up to 18 months for such services, which ends in March 2009, and may be extended for an additional six months by mutual agreement of the parties. The pricing was based on actual costs incurred by the party rendering the services plus a reasonable fixed percentage.

As discussed in the Company’s Registration Statement on Form 10, filed on May 10, 2007, as amended on August 21, 2007 (the “Form 10”), NCR and the Company also entered into certain other agreements including the Separation and Distribution Agreement, Tax Sharing Agreement, Employee Benefits Agreement and several commercial agreements. The commercial agreements that were entered into included a network support agreement, service and distributor arrangements, intellectual property agreements, and various real estate arrangements.

Industry Overview

Our revenues are primarily generated in the multi-billion dollar data warehousing market. This market includes data warehouse database software; applications software; supporting hardware (servers, storage and interconnects); as well as professional, installation and maintenance services. We expect that the need for data warehousing will continue to grow as organizations increasingly rely on enterprise analytics to compete on a global basis. This need is further driven by the convergence of the following key market dynamics we have observed:

•	high levels of data growth are being driven by globalization, merger and acquisition activities, alignment of information technology (“IT”) and business functions, and increased government regulation;

•	mission-critical applications used in business operations are increasingly requiring systems to be available at all times;

•

improved data warehousing affordability due to price/performance gains on server and disk hardware as well as software is enabling new types of usage, and the maintenance and analysis of more historical and near real-time data; and

•	the adoption by customers of more real time, or “active,” environments for enterprise intelligence is driving more applications, usage and capacity.

Our Data Warehousing Solutions

Data Warehousing. Data warehousing is the process of capturing, integrating, storing, managing, and analyzing data to answer business questions and make more informed, faster decisions. Customers use our data warehousing software and hardware technologies and related services to:

•	acquire, aggregate, store and integrate data from multiple sources, including transaction and enterprise resource planning systems;

•

manage and analyze these data through the Teradata database software and tools, data mining, master data management and other enterprise analytical applications, such as customer management, demand and supply chain management, enterprise risk management, and financial management; and

•	integrate analytics-based decisions into operational processes.

Our solutions allow customers to (1) obtain an integrated view of their business (including customers, products, channels, financials, suppliers, partners, services, etc.), and (2) transform business data into useful, insightful and actionable business intelligence.

In 2008, Teradata launched a new purpose-built Teradata Platform Family adding the Data Mart Appliance 551, the Data Warehouse Appliance 2550, and the Extreme Data Appliance 1550 to the existing Active Enterprise Data Warehouse 5550 platform. The Teradata Platform Family was released to extend market reach and opportunity to new customers and to grow Teradata’s share of information technology spending within our existing customer base, by providing solutions from data marts, to entry-level data warehouses, to specialized analytical solutions and our active data warehouses. Teradata’s purpose-built Platform Family allows customers to standardize on the Teradata database system, leveraging their existing training knowledge and experience, to meet all their analytical architecture needs at various price points.

Active Enterprise Intelligence. Teradata extends the use of traditional data warehousing by integrating advanced analytics into enterprise business processes through a solution known as Active Enterprise Intelligence, which reduces the time between obtaining information and acting on it. Specifically, this advanced solution integrates detailed historical information with near real-time data, and then deploys timely, accurate strategic intelligence to knowledge workers in the corporate office as well as operational intelligence to front line users, customers and partners.

Our Products. We are a single-source provider of enterprise data warehousing solutions with a fully integrated business that includes dedicated professionals and technologies. Our products are optimized and integrated specifically for data warehousing, including our database and application software, hardware platform, and related consulting and support services. Our key software and hardware products include:

•

Teradata Database Software—Our Teradata database software combined with our massively parallel processing (“MPP”) hardware architecture provides the foundation for our unique ability to support and manage a wide range of mixed workloads and data warehousing functions. Our Teradata database software delivers near real-time intelligence for our customers with capabilities and features such as support of short-term operational and long-term strategic workloads (mixed workloads), the ability to handle thousands of concurrent queries, robust and simplified system management, high system availability, event monitoring, and easy integration into the enterprise. We also offer subscriptions that provide our customers with when-and-if-available upgrades and enhancements to our database software.

•

Teradata Platform—For the hardware component of our solutions, Teradata integrates and optimizes open systems industry standard hardware components with our value-added, fault-tolerant BYNET MPP interconnect. We utilize industry standard Intel® XEON 32/64-bit servers, along with industry-standard storage offerings, to provide seamless, transparent scalability. As a result, our solutions perform in multiple operating environments, including UNIX®, LINUX and Microsoft Windows®. Our research and development efforts have sought to optimize the Teradata Platform Family as high performance, scalable, and easily supportable MPP systems, purpose-built to meet the analytical architecture needs of our customers, and to optimize the performance of the Teradata database software.

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

Our service offerings include:

•

Teradata Professional Consulting Services—Teradata consultants combine a patented methodology with extensive industry expertise and hands-on experience to help our customers quickly recognize business value and minimize risk by using data warehousing. We employ skilled consultants who provide data warehousing business impact modeling, design, architecture, implementation, and optimization consulting services, as well as enterprise analytics consulting, data management services, and managed services. Our Global Consulting Centers around the world are staffed with professionals trained in our patented solutions methodology, and supplement local area consulting teams by accessing and utilizing the accumulated wealth of our global knowledge base and providing offshore consulting resources as needed.

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

Our Strategy. Teradata is in a leadership position to help companies manage the continual increases in data volume and complexity and gain a competitive advantage. We have four key initiatives underway to broaden our position in the market and take advantage of this opportunity. These initiatives include continuing to:

•	Increase our market coverage through additional sales territories (hiring sales account executives as well as technology and industry consultants),

•	Invest to extend Teradata’s core technology and expand our family of compatible data warehouse platforms to address multiple market segments,

•	Differentiate Teradata technology and driving platform demand by delivering services that enable customers to achieve best-in-class analytics, and

•	Invest in partners to increase the number of solutions available on Teradata platforms, to provide more market coverage and to maximize customer value.

Customers. We focus the majority of our sales efforts on the global 3,000 leading companies across a broad set of industries, including banking/financial services, entertainment (including gaming and media), government, insurance and healthcare, manufacturing, retail, telecommunications, transportation, and travel. The extent to which any given customer contributes to our revenues generally varies significantly from year to year and quarter to quarter. These industries provide a good fit for our data warehouse analytic solutions, as they tend to have large and increasing sources of data, complex data management requirements or large and varied groups of users.

With more than 30 years of experience, Teradata is a leader in implementing data warehouse solutions. Our customers represent some of the best-known Global 3000 companies. Teradata solutions power: ten of the top ten global telecommunication firms, 70% of the top global airlines, 70% of the top mail package and freight firms, six of the top ten global retailers, and 50% of the top global commercial and savings banks. (Rankings are based on the July 2008 Fortune Global Rankings and Teradata customers as of 2008.) Although Teradata is a well-established vendor with strong penetration in each of these industries, our market and growth potential remains strong. In addition to new accounts, expanded data warehouse investment within existing accounts is being driven by growth in the number of users, amounts of data, and types and complexity of analytics being directed to the customers’ data warehouse environment.

Data warehouses are typically built one project at a time. For example, an initial data warehouse may start with a single subject area, which forms the foundation of data that is available to be leveraged for the next project, and so on. Therefore, a customer with a large order in one quarter is likely to generate additional revenue for Teradata in subsequent periods. However, due to the breadth of our customer base, no single customer of Teradata (overall or within any of our reportable segments) accounted for 10% or more of our total revenue in any of the last three fiscal years. For the year ended December 31, 2008, our top ten customers on a revenue basis collectively accounted for approximately 20% of our total revenues. Moreover, Teradata’s total revenue and revenue for each reportable segment can vary considerably from period to period given the different growth patterns of our existing customers’ data warehouse systems and the variable timing of new customer orders. Due to the size and complexity of these transactions (purchases), the sales cycle for an enterprise data warehouse is often fairly long (typically more than a year). Each of our large sales orders typically requires substantial lead time, and our results in any particular quarter have generally been dependent on our ability to generate a relatively small number of large orders for that quarter.

Partners, Marketing and Distribution Channels

Strategic Partnerships. We seek to leverage our sales and marketing reach through our strategy of partnering with leading global and regional systems integrators, independent software vendors, and consultants which we believe complement our enterprise data warehousing solutions.

•

Alliance Partners—Strategic partnerships are a key factor in our ability to leverage the value of our data warehousing solutions and expand the scope of our offerings to the marketplace. Our partner program is focused on working collaboratively with independent software vendors in several areas critical to data warehousing, including tools, data and application integration solutions, data mining and business intelligence, and specific horizontal and industry solutions. Our goal is to provide customer choices with partner offerings that are optimized with our solutions, and fit within the customer’s enterprise IT environment. Our strategic alliance partners include many leaders in the data warehousing and analytics market.

•

Systems Integrators—Teradata works with a range of consultants and systems integrators that engage in the design, implementation and integration of data warehousing solutions for our joint clients. Our strategic partnerships with select global consulting and systems integration firms provide broad industry and technology expertise in the design of business solutions that leverage Teradata technology to enable enterprise analytics and operational intelligence. In general, these partners are trusted advisors who assist in vision and strategy development with our customers while objectively assessing and meeting their needs. By working with premier system integrators and consulting firms, we combine our expertise in data warehousing with top-notch consultants to provide true end-to-end solutions. Our strategic global consulting and systems integration partners include Accenture LLP (“Accenture”), BearingPoint, Capgemini, Deloitte and IBM Global Business Services.

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

Resellers and Distributors. Although the majority of our sales are direct, to extend our sales coverage, we market and sell our products through third-party channels, including resellers and distributors. We have a number of licensed resellers, including Accenture and BearingPoint, and have license and distribution agreements with independent distributors in many countries worldwide, including NCR. The distribution agreements generally provide for the right to offer our products within a territory. Our distributors generally maintain sales and services personnel dedicated to our products. Accordingly, we have dedicated sales, marketing, and technical alliance resources designed to optimize our reseller and distributor relationships.

Sources of Materials. Our hardware components are assembled exclusively by Flextronics Corporation. Our platform line is designed to leverage the best-in-class components from industry leaders such as Intel Corporation for microprocessors. In addition, our computer data storage devices (such as disk arrays) are industry-standard technologies provided by LSI Corporation and EMC Corporation, but are selected and configured by us to work optimally with our software and hardware platform. Flextronics also procures a wide variety of components used in the assembly process on our behalf. Although many of these components are available from multiple sources, the Company utilizes preferred supplier relationships to better ensure more consistent quality, cost and delivery. Typically, these preferred suppliers maintain alternative processes and/or facilities to ensure continuity of supply. Given our strategy to outsource manufacturing activities to Flextronics and to source certain components from single suppliers, a disruption in production at Flextronics or at a supplier could impact the timing of customer shipments.

Competition. The overall data warehousing market is very competitive, and we face competition for nearly every sales opportunity we pursue. Our primary competitors include IBM and Oracle for our core EDW platform and Netezza for our data warehouse appliances. Since the overall market is large and growing, we expect to see new and emerging competitors with other alternative approaches, especially in the low-end of the data warehousing market. We compete successfully in the marketplace and intend to continue to do so based on our new Teradata Platform Family, proven architecture, integrated solutions with high performing and scalable technology, deep and broad services capabilities, and our successful track record. For more information, see the section entitled “Risk Factors—Risks Relating to Our Business” included in Item 1A of this Annual Report.

Competitors take different technical and integration approaches to addressing enterprise analytics needs, and therefore they often recommend a different architecture than our solutions. We believe that our customers recognize the advantages of our technology, our integrated enterprise data warehousing approach and the new purpose-built Teradata Platform Family to meet their architecture needs, which enables us to successfully compete in the marketplace.

Key factors used to evaluate competitors in these markets include: data warehousing experience and customer references; technology leadership; product quality; performance, scalability, availability and manageability; support and professional services consulting capabilities; industry knowledge; and total cost of ownership. We believe we have a competitive advantage in providing complete, integrated, and optimized data warehousing solutions based on our Teradata Platform Family that address these customer business, technical and architecture requirements. Our high performance Active Enterprise Data Warehouse platform technology is designed to not only seamlessly and linearly scale with customer growth needs but to do so in a manner that allows us to add current generation nodes with several generations of our technology, thereby protecting our customers’ prior investments. With the addition of our new appliances in our Teradata Platform Family we believe we have the right platform for any analytical architecture need which makes our data warehousing solutions particularly attractive to customers.

Many companies participate in specific areas of our business, such as enterprise analytic and business intelligence application software. The status of our business relationships with these companies can influence our ability to compete for data warehousing opportunities that include such areas. Our products also complement offerings of some of our competitors, with whom we have formed partnerships to work with their business intelligence and application software businesses. Examples of these companies include both IBM and Oracle, due to their recent acquisitions of other business intelligence and application software companies.

Seasonality. Historically our sales are seasonal, in line with capital spending patterns of our customers, with lower revenue typically in the first quarter and higher revenue generally in the fourth quarter of each year. Such seasonality causes our working capital cash flow requirements to vary from quarter to quarter depending on the variability in the volume, timing and mix of product sales. In addition, revenue in the third month of each quarter has historically been significantly higher than in the first and second months. These factors, among others as more fully described in the section entitled “Risk Factors—Risks Relating to Our Business” included in Item 1A of this Annual Report, make forecasting more difficult and may adversely affect our ability to accurately predict financial results.

Research and Development. We remain focused on designing and developing data warehousing products, services and solutions that anticipate our customers’ changing technological needs. As we seek improvements in our products and services, we also consider our customer’s current needs as we design our new technology so that new generations of the Teradata database software and operating platforms are compatible with prior generations of our technology. We believe our extensive research and development (“R&D”) workforce is one of our core strengths. This global R&D team is headquartered at our facility in Rancho Bernardo, California. We anticipate that we will continue to have significant R&D expenditures in the future in order to continue a flow of innovative, high-quality products and services, which is vital to our leading competitive position. For information regarding the accounting and costs included in R&D activities se “Note 1—Description of Business, Separation, Basis of Presentation and Significant Accounting Policies” in Notes to Consolidated Financial Statements elsewhere in this Annual Report.

Intellectual Property and Technology. The Company owns approximately 440 patents in the United States and about 45 patents in foreign countries. The foreign patents are generally counterparts of the Company’s U.S. patents. Many of the patents that we own are licensed to others, and we are licensed to use certain patents owned by others. While our portfolio of patents and patent applications in aggregate is of significant value to our Company, we do not believe that any particular individual patent is by itself of material importance to our business as a whole.

In addition, the Company owns copyrights and trade secrets in its vast code base which makes up the core Teradata software product offerings, including the Teradata database and application software products. The Teradata database software, which was initially based upon computer science research at the California Institute of Technology, works on multiple tasks at once, an approach known as “parallel processing.” The Teradata database software architecture is known in the industry as a massively parallel processing system. Parallel processing vastly increases the speed with which results are delivered and correspondingly increases the amount of data that can be queried and the number and complexity of queries that can be run at the same time. The name “Teradata” evokes the ability to manage terabytes (i.e., trillions of bytes) of data. One of our key technological advances has been making the Teradata database software and hardware compatible with several operating systems, such as UNIX, LINUX and Windows. In addition, the Teradata database software, as an example of a relational database management system (“RDBMS”), comprises more than seven million lines of computer code. The source code versions of our products are protected as trade secrets and, in all major markets, as unpublished copyright works. We also vigorously protect our rights in the Teradata database software and related intellectual property; however, there can be no assurance that these measures will be successful.

Upon the Separation, the Company assumed ownership of the Teradata® trademark, which is registered in the U.S. and in many foreign countries, as well as other tradenames, service marks, and trademarks such as BYNET.

Employees. As of December 31, 2008, we had approximately 6,400 employees globally. We believe that our future success will depend, in part, on our ability to continue to attract, hire and retain skilled and experienced personnel.

Properties and Facilities. Our corporate headquarters is located in Miamisburg, Ohio, and we manage our business through three main locations in the United States: Johns Creek (Atlanta), Georgia; Miamisburg (Dayton), Ohio; and Rancho Bernardo (San Diego), California. As of December 31, 2008, we operated more than 90 facilities throughout the world. We own our Rancho Bernardo complex, which is the headquarters of our research and development operations. All of our other research and development facilities are leased, as well as our offices in Miamisburg and Johns Creek, technical support centers, training, and other miscellaneous sites. We maintain facilities in approximately 40 countries.

Information. Teradata makes available through its website, free of charge, its Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, and Current Reports on Form 8-K, and all amendments to such reports, as soon as reasonably practicable after these reports are electronically filed or furnished to the U.S. Securities and Exchange Commission (“SEC”) pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934. These reports and other information are also available, free of charge, at www.sec.gov. Alternatively, the public may read and copy any materials we file with the SEC at the SEC’s Public Reference Room at 100 F Street, N.E., Washington, D.C. 20549. Information on the operation of the Public Reference Room may be obtained by calling the SEC at 1-800-SEC-0330. Teradata will furnish, without charge to a security holder upon written request, the Notice of Meeting and Proxy Statement for the 2009 Annual Meeting of Stockholders (the “2009 Proxy Statement”), portions of which are incorporated herein by reference. Teradata will furnish the Code of Conduct and any other exhibit at cost (the Code of Conduct is also available through Teradata’s website). Document requests are available by calling or writing to:

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

Economic Pressures and Uncertainty—Our business is affected by the global economies in which we operate and the economic climate of the industries we serve.

Our business and results of operations are affected by international, national and regional economic conditions. The duration and depth of the macroeconomic downturn that is currently impacting the United States and other economies, and its impact on our current and potential customers, is unclear but could be severe. The IT industry in which we operate is susceptible to significant changes in the strength of the economy and the economic health of companies who make capital commitments for new technologies. Accordingly, downturns in the global or regional economies in which we operate or certain economic sectors (such as the retail, manufacturing or financial services industries) may adversely impact our business. For example, adverse changes to the economy could impact the timing of purchases by our current and potential customers or the ability of our customers to fulfill their obligations to us. In addition, further tightening of credit markets and difficulty in forecasting results may restrict our customers’ ability and willingness to make purchases, which could result in delays, decreased or more closely scrutinized capital spending in our customers’ businesses and in the industries we also serve, and may adversely impact our business. Uncertainty about future economic conditions makes it difficult for us to forecast operating results and to make decisions about future investments. Accordingly, if global economic and market conditions remain uncertain or persist, spread, or deteriorate further, we may experience material impacts on our results of operations, prospects and financial condition. The Company’s success in periods of economic uncertainty is also dependent, in part, on our ability to reduce costs in response to changes in demand and other activity.

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

We operate in the intensely competitive information technology industry, which is characterized by rapidly changing technology, evolving industry standards, frequent new product introductions, and price and cost reductions. In general, as a participant in the data warehousing market, we face:

•	Changes in customer IT spending habits and other shifts in market demands, which drive competition;

•	A trend toward consolidation of companies which could adversely affect our ability to compete, including if our key partners merge or partner with our competitors;

•	Continued pressure on price/performance for data warehousing solutions due to constant technology improvements in processor capacity and speed;

•	Changes in pricing, marketing and product strategies, such as potential aggressive price discounting and the use of different pricing models by our competitors or other factors;

•	Rapid changes in computing technology and capabilities that challenge our ability to maintain differentiation at the lower range of data warehousing analytic functions; and

•	Changing competitive requirements and deliverables in developing and emerging markets.

To compete successfully in this environment, we must rapidly and continually design, develop and market solutions and related products and services that are valued in the marketplace. To do this, we must react on a timely basis to shifts in market demands. In addition, our market position depends on our ability to reduce costs without creating operating inefficiencies and to sustain competitive operating margins, while also maintaining the quality of our products and services. Reacting quickly to reduce costs and maintain margins is particularly important during economic downturns.

Our primary competitors for our EDW solutions are IBM and Oracle, who are well-capitalized companies with widespread distribution, brand recognition and penetration of platforms and service offerings. The significant purchasing and market power of these larger competitors, which have greater financial resources than we do, could allow them to surpass our market penetration and marketing efforts to promote and sell their products and services. Netezza is our primary competitor in the data warehouse appliance market, which we have recently entered. In addition, many other companies participate in specific areas of our business, such as enterprise application analytic and business intelligence software. The status of our business relationships with these companies can influence our ability to compete in data warehousing opportunities in such areas. We also expect additional competition from both established and emerging companies who have recently become active at the entry-levels of the data warehousing market and who may increase their level of competitive activities. Failure to compete successfully with new or existing competitors in these and other areas could have a material adverse impact on our ability to generate new revenues or sustain existing revenue levels.

Data Warehousing Market—If the overall data warehousing market declines or does not grow, we may sell fewer products and services, and our business may not be able to sustain its current level of operations.

If the market trends toward more limited IT spending, or limited liquidity, this could result in fewer customers making investments in our products and services. In the past, we have seen periodic breaks in the buying patterns from some of our larger customers, which indicate a level of maturation of their current data warehouse implementation or a shifting of IT priorities when these customers are still incorporating the investments they have made in their core data warehousing infrastructures during past years. In addition, reduced prices and improvements in data warehousing solutions increase pressure on our software and hardware revenues, as well as on the annuity revenue streams we receive from our maintenance business. If the growth rates for the data warehousing market decline for any reason, there could be a decrease in demand for our products and services, which would have a material adverse effect on our financial results.

Renewal Rates and Support Services Pricing Pressures—If our existing customers fail to renew their support agreements, or if customers do not license updated products on terms favorable to us, our revenues could be adversely affected.

We currently derive a significant portion of our overall revenues from maintenance and subscription services, and we depend on our installed customer base for future revenue from maintenance and subscription services and licenses of updated products. The terms of our standard maintenance and subscription service arrangements generally provide for the payment of license fees and prepayment of first-year support fees and are generally renewable on an annual basis. The IT industry generally has been experiencing increasing pricing pressure from customers when purchasing or renewing support agreements. Moreover, the trend towards consolidation in certain industries that we serve, such as financial services and telecommunications, could result in a reduction of the software and hardware being serviced and put pressure on our maintenance terms with customers who have merged. Given this environment, there can be no assurance that our current customers will renew their maintenance agreements or agree to the same terms when they renew, which could result in our reducing or losing maintenance fees, and therefore in reduced revenue.

If our existing customers fail to renew their maintenance agreements, or if we are unable to generate additional maintenance fees through the license of updated products to existing or new customers, our business and future operating results could be adversely affected.

Operating Result Fluctuations—Our financial results are subject to fluctuations caused by many factors that could result in our failing to achieve anticipated financial results.

Our quarterly and annual financial results have varied in the past and are likely to continue to vary in the future due to a number of factors, many of which are beyond our control. In particular, if transactions that we expect to close by the end of a quarter are not closed until a later date, our revenue and/or net income for that quarter could be substantially below expectations, especially given the large size of our transactions. These and any one or more of the factors listed below or other factors could cause us not to achieve our revenue or profitability expectations. The resulting failure to meet market expectations could cause a drop in our stock price. These factors include the risks discussed elsewhere in this section and the following:

•	Downturns in our customers’ businesses, in the domestic economy or in international economies where our customers do substantial business;

•	Changes in demand for our products and services, including changes in growth rates in the data warehousing market;

•	The size, timing and contractual terms of large orders for our products and services, which may impact in particular our quarterly operating results (either positively or negatively);

•	Possible delays in our ability to recognize revenue as the result of revenue recognition rules;

•	The budgeting cycles of our customers and potential customers;

•	Changes in pricing policies resulting from competitive pressures, such as aggressive price discounting by our competitors, or other factors;

•	Our ability to develop and introduce on a timely basis new or enhanced versions of our products and services;

•	Unexpected needs for capital expenditures or other unanticipated expenses;

•	Changes in the mix of revenues attributable to domestic and international sales;

•	Seasonal fluctuations in buying patterns; and

•	Future acquisitions and divestitures of technologies, products and businesses.

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

Our operating expenses are based on projected annual and quarterly revenue levels and are generally incurred ratably throughout each quarter. Since our operating expenses are relatively fixed in the short term, failure to generate projected revenues for a specified period could adversely impact our operating results, reducing net income or causing an operating loss for that period. The deferral or non-occurrence of such sales revenues could materially adversely affect our operating results for that quarter and could impair our business in future periods.

Seasonal trends in sales of our products and services could adversely affect our quarterly operating results.

In general, we see fluctuations in buying patterns with lower revenue in the first quarter and higher revenue in the fourth quarter of each year. Such seasonality also causes our working capital cash flow requirements to vary from quarter to quarter depending on the variability in the volume, timing and mix of product sales. In addition, revenue in the third month of each quarter has historically been significantly higher than in the first and second months, which further impacts our ability to predict financial results accurately and enhances the enterprise risks inherent in our business. These and other factors make forecasting more difficult and may adversely affect our ability to predict financial results accurately.

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

We also realize different margins on the storage components we re-sell as part of our solutions, and the mix of such third-party hardware varies from quarter to quarter depending on customer requirements. In addition, changes in the price and performance of our data warehousing hardware could negatively impact maintenance, support and subscription service revenues.

Advancement of Our Solutions—The solutions we sell are advanced, and we need to rapidly and successfully develop and introduce new solutions in a competitive, demanding and rapidly changing environment.

To succeed in the intensely competitive information technology industry, we must continually improve and refresh our product and service offerings to include newer features, functionality or solutions, and keep pace with price-to-performance gains in the information technology industry. Shortened product life cycles due to customer demands and competitive pressures impact the pace at which we must introduce and implement new technology. This requires a high level of innovation by both our software developers and the suppliers of the third-party software components included in our systems. In addition, bringing new solutions to the market entails a costly and lengthy process, and requires us to accurately anticipate customer needs and technology trends. We must continue to respond to market demands, develop leading technologies and maintain leadership in data warehouse performance and scalability, or our business operations may be adversely affected.

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

Highly Advanced Products—Our products include highly advanced technology, and as we develop new products with greater capacity and performance capabilities, the increased difficulty and complexity associated with producing these products increases the likelihood of reliability, quality or operability problems.

Despite rigorous testing prior to their release and superior quality processes, our software and hardware products may contain undetected errors or security flaws, which may be found after the products are introduced and shipped. This risk is enhanced when products are first introduced or when new versions are released, as well as when we develop products with more advanced technology, since the increased difficulty and complexity associated with producing these products increases the likelihood of reliability, quality or operability problems. The correction and detection of errors may cause delays, lost revenues and incremental costs. Errors in our software products could also affect the ability of our products to work with other hardware or software products, could delay the development or release of new products or new versions of products, and could adversely affect market acceptance of our products. While we attempt to remedy errors that we believe would be considered critical by our customers prior to shipment, we may not be able to detect or remedy all such errors.

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

Our development, marketing and distribution strategies depend in part on our ability to form strategic alliances with third parties that have complementary products, software, services and skills. Our strategic partners include consultants and system integrators, software and technology providers, and indirect channel distributors in certain countries. These relationships create risks beyond our control of our partners changing their business focus, entering into strategic alliance with other companies, being acquired by our competitors, failing to meet performance criteria or improperly using our confidential information. If we fail to maintain or expand our relationships with strategic partners, our business may be adversely affected.

Third-party vendors provide important elements to our solutions; if we do not maintain our relationships with these vendors or if these vendors cease to be going concerns, interruptions in the supply of our products may result. There are some components of our solutions that we purchase from single sources due to price, quality, technology or other reasons. For example, we have relied on Flextronics as a key single source contract manufacturer for our hardware systems for the last several years. In addition, we depend on Accenture for transaction processing services, and buy silicon computer chips and microprocessors from Intel Corporation, and storage disk systems from EMC Corporation and LSI Corporation. Some components supplied by third parties may be critical to our solutions, and several of our suppliers may terminate their agreements with us without cause with 180 days notice. If we were unable to purchase necessary services, parts, components or products from a particular vendor and had to find an alternative supplier, our shipments and deliveries could be delayed, and our operations could be adversely impacted.

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

We have an active partner program that offers rights to sublicense third party software as part of a complete suite of solutions for our customers. This offering, as well as our reliance on third party software and licenses in our operating system software and business, creates risks that are not present when developing software in-house. For example, the viability, reliability and quality of such partners’ businesses, as well as their ability to fulfill their obligations to us, are factors that come into play and could adversely affect our financial condition. Our operations could also be impacted if we are forced to seek alternative technology, or technology for new solutions, that may not be available on commercially reasonable terms. Also, many of our offerings are complemented by technologies developed by others, and if we are unable to continue to obtain licenses for such technologies at competitive prices, our business would be impacted.

Intellectual Property—If we are unable to develop, preserve and protect our intellectual property assets, our operating results may be adversely affected.

As a technology company, our intellectual property portfolio is crucial to our continuing ability to be a leading data warehouse solutions provider. We strive to protect and enhance our proprietary intellectual property rights through patent, copyright, trademark and trade secret laws, as well as through technological safeguards. These efforts include protection of the products and application, diagnostic and other software we develop.

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

In 2008, the percentage of our total revenues from outside of the United States was 49%. We believe that our geographic diversity may help to mitigate some risks associated with geographic concentrations of operations (e.g., adverse changes in foreign currency exchange rates and deteriorating economic environments or business disruptions due to economic or political uncertainties). However, our ability to sell our solutions domestically and internationally is subject to the following risks, among others:

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

Foreign Currency Fluctuations

Our revenue and operating income are subject to variability due to the effects of foreign currency fluctuations against the U.S. dollar. We have exposure to approximately 30 functional currencies. The primary currencies to which we are exposed include the euro, British pound, Japanese yen, the Australian dollar and other Asian and South American currencies. A significant portion of our revenue and operating income is generated outside the United States, and therefore our financial results may fluctuate due to the effects of such foreign currency fluctuations, which are difficult to predict.

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

Internal Controls—Inadequate internal control over financial reporting and accounting practices could lead to errors, which could adversely impact our ability to assure timely and accurate financial reporting.

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

If management is not successful in maintaining a strong internal control environment, material weaknesses could reoccur, causing investors to lose confidence in our reported financial information. This could lead to a decline in our stock price, limit our ability to access the capital markets in the future, and require us to incur additional costs to improve our internal control systems and procedures.

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

Our operating results may fluctuate as a result of acquisitions and other strategic growth transactions, and there is a risk that our financial results may be adversely affected.

Legal Contingencies and Regulatory Matters—Like other technology companies, we face uncertainties with regard to lawsuits, regulations and other related matters.

In the normal course of business, we are subject to proceedings, lawsuits, claims and other matters, including those that relate to the environment, health and safety, employee benefits, export compliance, intellectual property, tax matters, and other regulatory compliance and general matters. See “Note 9—Commitments and Contingencies” in Notes to Consolidated Financial Statements elsewhere in this Annual Report. Because such matters are subject to many uncertainties, their outcomes are not predictable. While we believe that amounts provided in our consolidated financial statements are currently adequate in light of the probable and estimable liabilities, there can be no assurances that the amounts required to satisfy alleged liabilities from such matters will not impact future operating results.

In addition, we are subject to diverse and complex laws and regulations, including those relating to corporate governance, public disclosure and reporting—which are rapidly changing and subject to many possible changes in the future. From time to time, we may conduct internal investigations in connection with our efforts to ensure compliance with such laws and regulations, the costs or results of which could impact our results. Laws and regulations impacting our customers, such as those relating to privacy and data protection, could also impact our future business.

In addition, our facilities and operations, including former facilities and former operations for which we may have liabilities, are subject to a wide range of environmental protection laws. There have not been any known actual material effects that compliance with environmental provisions has had upon the capital expenditures, earnings or competitive position of the Company or its subsidiaries, and there are no material estimated capital expenditures for environmental remediation or liabilities planned. However, we do expect to incur some costs in connection with compliance with these matters and given the uncertainties inherent in such activities, there can be no assurances that the costs required to comply with applicable environmental laws will not adversely impact future operating results.

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

Our revenue and operating results could fluctuate for a number of reasons, including, among other things:

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

Management Assumptions, Estimates and Judgments: In connection with the preparation of the Company’s financial statements, we are required to make assumptions, estimates and judgments that affect the reported amounts of assets, liabilities, revenues, expenses and the related disclosure of contingent liabilities. For additional information regarding the Company’s use of assumptions, estimates and judgments, see “Critical Accounting Policies and Estimates” in Item 7 of Part II of this Annual Report.

Item 1B.	UNRESOLVED STAFF COMMENTS

None.

Item 2.	PROPERTIES

As of January 1, 2008, Teradata operated more than 90 facilities consisting of just over 1.1 million square feet throughout the world. On a square footage basis, 40% of these facilities are owned and 60% are leased. Within the total facility portfolio, Teradata operates 9 research and development facilities totaling approximately 570 thousand square feet, 81% of which are owned. The remaining approximately 570 thousand square feet of space includes office, repair, warehouse and other miscellaneous sites, and is 100% leased. Teradata maintains facilities in approximately 40 countries. Teradata believes its facilities are suitable and adequate to meet its current needs. Teradata’s corporate headquarters are located in Miamisburg, Ohio.

Item 3.	LEGAL PROCEEDINGS

Information regarding legal proceedings is included in Item 8 of Part II of this Annual Report as part of Note 9 of Notes to Consolidated Financial Statements, “Commitments and Contingencies,” and is incorporated herein by reference.

Item 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

Item 5.	MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Teradata common stock began trading on the New York Stock Exchange under the symbol “TDC” on October 1, 2007. There were approximately 115,000 registered holders of Teradata common stock as of February 19, 2009. The following table presents the high and low closing per share prices of Teradata common stock traded on the New York Stock Exchange during the calendar quarter indicated.

	Common Stock Closing Market Price
	High	Low
2008
Fourth quarter	$18.85	$11.46
Third quarter	$25.18	$18.41
Second quarter	$27.01	$20.61
First quarter	$26.99	$21.75

2007
Fourth quarter	$29.08	$23.13

Teradata has not paid cash dividends and does not anticipate the payment of cash dividends to shareholders of Teradata common stock in the immediate future. The declaration of dividends in the future would be subject to the discretion of Teradata’s Board of Directors.

The following graph compares the relative performance of Teradata stock, the Standard & Poor’s 500 Stock Index and the Standard & Poor’s Information Technology Index. This graph covers the fifteen-month period from October 1, 2007 (immediately following the Separation), through December 31, 2008.

Company/Index	1 Oct 2007	31 Dec 2007	31 Mar 2008	30 Jun 2008	30 Sep 2008	31 Dec 2008
Teradata Corporation	$100	$104	$83	$87	$74	$56
S&P 500 Index	$100	$95	$86	$84	$77	$60
S&P Information Technology Index	$100	$99	$84	$86	$76	$56

(1)	In each case, assumes a $100 investment immediately following the Separation on October 1, 2007, and reinvestment of all dividends, if any.

Purchases of Equity Securities by the Issuer and Affiliated Purchases

For the year ended December 31, 2008, the Company purchased approximately 8.5 million shares of its common stock at an average price per share of $20.67 under the two share repurchase programs authorized by our Board of Directors on February 11, 2008. The first program (the “dilution offset program”) authorized the Company to purchase Teradata common stock to the extent of cash received from the exercise of stock options and the Teradata Employee Stock Purchase Plan (“ESPP”). The second program (the “general share repurchase program”) authorizes the Company to repurchase an additional $250 million over a two-year period of the Company’s outstanding shares of common stock. As of December 31, 2008, the Company had $82 million of authorization remaining on the $250 million general share repurchase program to repurchase outstanding shares of Teradata common stock.

In addition to those share purchase programs, Section 16 officers occasionally sell vested shares of restricted stock to the Company at the current market price to cover their withholding taxes. For the year ended December 31, 2008, the total of these purchases was 56,279 shares at an average price of $16.63 per share.

The following table provides information relating to the Company’s repurchase of common stock for the year ended December 31, 2008:

Month	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Dilution Offset Program	Total Number of Shares Purchased as Part of Publicly Announced General Share Repurchase Program	Maximum Dollar Value that May Yet Be Purchased Under the Dilution Offset Program	Maximum Dollar Value that May Yet Be Purchased Under the General Share Repurchase Program
First quarter total	1,564,100	$24.53	50,000	1,514,100	$1,137,142	$212,912,054

Second quarter total	1,362,800	$24.79	50,000	1,312,800	$2,501,180	$180,433,920

Third quarter total	2,662,900	$24.38	175,000	2,487,900	$588,398	$119,739,011

October 2008	—	N/A	—	—	$1,192,816	$119,739,011
November 2008	1,532,000	$12.59	—	1,532,000	$1,654,902	$100,447,876
December 2008	1,379,000	$14.05	50,000	1,329,000	$2,522,583	$81,745,283

Fourth quarter total	2,911,000	$13.28	50,000	2,861,000	$2,522,583	$81,745,283

Full year total	8,500,800	$20.67	325,000	8,175,800	$2,522,583	$81,745,283

Item 6.	TERADATA CORPORATION SELECTED FINANCIAL DATA

	For the Year Ended December 31
In millions, except per share and employee amounts	2008	2007 (1)	2006	2005 (2)	2004 (3)
Revenue	$1,762	$1,702	$1,547	$1,467	$1,349
Income from operations	$333	$320	$302	$284	$199
Other income	$5	$2	$—	$—	$—
Income tax expense	$88	$122	$110	$78	$61
Net income	$250	$200	$192	$206	$138
Net income per common share
Basic	$1.40	$1.11	$1.06	$1.14	$0.76
Diluted	$1.39	$1.10	$1.06	$1.14	$0.76

	At December 31
	2008	2007	2006	2005	2004
Total assets	$1,430	$1,294	$1,003	$911	$871
Debt	$—	$—	$—	$—	$—
Total stockholders’ equity/parent company equity	$777	$631	$591	$517	$444
Cash dividends	$—	$—	$—	$—	$—
Number of employees	6,400	5,900	5,100	4,500	4,100

(1)

Includes $17 million ($15 million after-tax) for expenses related to the Separation from NCR; a $10 million charge related to a tax rate change in Germany; an out-of-period income tax expense adjustment of $7 million relating to prior years; and $6 million for a tax benefit related to the Separation from NCR.

(2)	Includes income tax benefits totaling $33 million from the favorable settlement of tax audit issues relating to the tax years 1997—1999 and 2000—2002.
(3)	Includes $14 million income tax benefit resulting from the favorable settlement of tax audit issues relating to the period when NCR was a subsidiary of AT&T Corp.

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (“MD&A”)

You should read the following discussion in conjunction with the consolidated financial statements and the notes to those statements included elsewhere in this Annual Report on Form 10-K (“Annual Report”). This Annual Report contains certain statements that are forward-looking within the meaning of the Private Securities Litigation Reform Act of 1995. Certain statements contained in the MD&A are forward-looking statements that involve risks and uncertainties. The forward-looking statements are not historical facts, but rather are based on current expectations, estimates, assumptions and projections about our industry, business and future financial results. Our actual results could differ materially from the results contemplated by these forward-looking statements due to a number of factors, including those discussed in other sections of this Annual Report. See “Risk Factors” and “Forward-looking Statements.”

BUSINESS OVERVIEW

Teradata provides data warehousing solutions for customers worldwide that combine software (including the Teradata database software and tools, data mining and analytical applications), hardware and related consulting and support services. These solutions can also include third-party products and services from other leading technology and service partners.

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

Through active enterprise intelligence, Teradata is extending the use of traditional enterprise data warehousing (“EDW”) by integrating advanced analytics into enterprise business processes, allowing companies to combine the analysis of current and historical data so operations personnel can make decisions at the point of contact or service and take action as events occur.

On August 27, 2007, the Board of Directors of NCR Corporation, the Company’s former parent, approved the separation of NCR into two independent, publicly traded companies through the distribution of 100% of its Teradata data warehousing business to shareholders of NCR (the “Separation”).

In 2008, Teradata launched a new family of data warehouse offerings, now also providing customers with the ability to use Teradata for point solutions or data marts, in addition to our core EDW technology. Teradata offers data warehousing solutions to many major industries, including banking/financial services, entertainment (including gaming and media), government, insurance and healthcare, manufacturing, retail, telecommunications, transportation and travel. Teradata delivers its solutions primarily through direct sales channels, as well as through alliances with system integrators, other independent software vendors, value-added resellers and distributors. We deliver our solutions to customers on a global basis, and organize our operations in the following three regions which are also our reportable segments: North America and Latin America (“Americas”), Europe, the Middle East and Africa (“EMEA”), and Asia Pacific and Japan (“APJ”).

2008 FINANCIAL OVERVIEW

As more fully discussed in later sections of this MD&A, the following are the financial highlights for 2008:

•	Revenue increased 4% in 2008 from 2007, with growth in our services businesses offset somewhat by lower product revenue.

•	Gross margin was 53.9% in 2008, relatively unchanged from 2007.

•

Operating income was $333 million in 2008, up from $320 million in 2007. Operating income in 2008 included incremental costs of $29 million associated with Teradata operating as an independent, publicly-traded company as well as $10 million of investment in new sales territories, while the operating income for 2007 included $17 million of Separation-related expenses and $8 million of recurring, incremental independent company costs.

•

Net income of $250 million in 2008 increased from $200 million in 2007. Net income per common share (diluted) of $1.39 in 2008 compared to $1.10 in 2007. Net income for 2008 benefited from a lower tax rate of 26.0% in 2008, compared to 37.9% in 2007.

STRATEGY OVERVIEW

Teradata is in a leadership position to help companies manage the continual increases in data volume and complexity and gain a competitive advantage. We have four key initiatives underway to broaden our position in the market and take advantage of this opportunity. These initiatives include continuing to:

•	Increase our market coverage through additional sales territories (hiring sales account executives as well as technology and industry consultants),

•	Invest to extend Teradata’s core technology and expand our family of compatible data warehouse platforms to address multiple market segments,

•	Differentiate Teradata technology and driving platform demand by delivering services that enable customers to achieve best-in-class analytics, and

•	Invest in partners to increase the number of solutions available on Teradata platforms, to provide more market coverage and to maximize customer value.

Further discussion of our business strategy is included in the section entitled “Business” included in Item 1 of this Annual Report and incorporated herein by reference.

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

Recently, the U.S. and global economies have experienced a significant downturn driven by a financial and credit crisis that could continue to challenge such economies for some period of time, and may have a negative effect on our business. We have seen a lengthening of the sales cycle for enterprise data warehousing solutions as a result of closer scrutiny and tighter review processes for larger capital expenditures during 2008; however, we anticipate an opportunity for shorter sales cycles for our new purpose-built data warehouse appliance platforms. The size, timing and contracted terms of large customer orders for our products and services can impact, both positively and negatively, our long-term operating results. In addition to the uncertainty created by the economic environment,

Teradata expects approximately 4 percentage points of negative impact from currency translation on its reported revenue and a corresponding currency impact on operating income, based on currency rates as of February 9, 2009.

While macroeconomic challenges and fluctuations in the information technology environment do occur, our long-term outlook remains positive. We did not experience significant changes in 2008 to competitive and/or technological pricing trends, although there is a risk that pricing pressure could occur in the future. We continue to be committed to new product development and achieving maximum yield from our research and development spending and resources, which are intended to drive revenue growth, as evidenced by the recent expansion of our purpose-built Teradata Platform Family. We also continue to evaluate opportunities to increase our market coverage and are committed to continuing to expand our sales territories, among other things, to drive future revenue growth. Given the length of sales cycles in the data warehouse market, new sales account territories typically take a year or more, on average, to become productive. During 2009, we plan to actively scrutinize our overall selling expense, including monitoring the pace of adding new sales territories as well as tightly managing our professional services costs structure in an effort to keep such cost in line with revenue trends.

RESULTS FROM OPERATIONS FOR THE YEARS ENDED DECEMBER 31, 2008, 2007 AND 2006

In millions	2008	% of Revenue	2007	% of Revenue	2006	% of Revenue
Product revenue	$849	48.2%	$884	51.9%	$807	52.2%
Service revenue	913	51.8%	818	48.1%	740	47.8%

Total revenue	1,762	100%	1,702	100%	1,547	100%

Gross margin
Product gross margin	547	64.4%	572	64.7%	518	64.2%
Service gross margin	402	44.0%	344	42.1%	311	42.0%

Total gross margin	949	53.9%	916	53.8%	829	53.6%

Expenses
Selling, general and administrative expenses	508	28.8%	470	27.6%	410	26.5%
Research and development expenses	108	6.1%	126	7.4%	117	7.6%

Total expenses	616	35.0%	596	35.0%	527	34.1%

Operating income	$333	18.9%	$320	18.8%	$302	19.5%

Revenue

Teradata revenue increased 4% in 2008 from 2007. The revenue growth included a net benefit of 2% from foreign currency fluctuations. Product revenue decreased 4% in 2008 from 2007, due to a lengthening of sales cycles and the general downturn in the global economy. Service revenue increased 12% in 2008 from 2007, driven by a 17% increase in maintenance revenue and an 8% increase in professional and installation services revenue, as compared to 2007. Maintenance revenues benefited from product expansion, including the full-year impact of the increase in product revenues from 2006 to 2007.

Teradata’s total revenue increased 10% in 2007 from 2006. The total revenue increase included a net benefit of 2% from foreign currency fluctuations. Product revenue increased 10% in 2007 from 2006, led by a 36% increase in the APJ region and a 14% increase in the EMEA region. Service revenue increased 11% in 2007 from 2006, driven by strong growth in both professional services and maintenance services.

Gross Margin

Gross margin was 53.9% in 2008, relatively unchanged from 2007. Product gross margin decreased slightly to 64.4% in 2008 from 64.7% in 2007 with an adverse deal mix offset in part by the positive impact of currency translation on international product revenue. The term “deal mix” refers to the revenue mix of our product sales consummated in a particular period, including both software versus hardware content, and amount and mix of third-party products re-sold. Services gross margin increased to 44.0% in 2008 from 42.1% in 2007, due largely to operating leverage arising from lower headcount growth of customer service technicians when compared to revenue growth.

Gross margin for 2007 was slightly higher at 53.8% compared to 53.6% in 2006. Product gross margin increased to 64.7% in 2007, compared to 64.2% in 2006. Service gross margin was 42.1% in 2007, comparable to the 42.0% in 2006. The increase in product gross margins was driven primarily in the EMEA and APJ regions, which benefited from the impact of currency translation. Total gross margin improved despite the adverse revenue mix effect of having a higher growth rate of the lower-margin service revenue (as compared to product revenue) in 2007.

Operating Expenses

Total operating expenses, characterized as “selling, general and administrative” (“SG&A”) and “research and development” (“R&D”) expenses, were $616 million in 2008 compared to $596 million in 2007. The $38 million increase in SG&A expenses included $10 million of increased sales territory expense, as well as the negative impact from foreign currency fluctuations. The SG&A expenses for 2007 included $17 million related to the Separation from NCR. R&D expenses were lower by $18 million in 2008, compared to 2007, primarily as a result of $11 million more in capitalization of software development cost as well as reduced variable compensation programs. Operating expenses for 2008 included $19 million of recurring incremental costs associated with Teradata operating as an independent, publicly-traded company.

Total operating expenses were $596 million in 2007 compared to $527 million in 2006. The increase in SG&A expenses of $60 million included $17 million in Separation-related expenses as well as increased selling and marketing expense (consisting of compensation expense, marketing, partnering and pre-sale activities), foreign currency impact and stock-based compensation. R&D expenses were $9 million higher in 2007 compared to 2006, reflecting increased investment in product development. Capitalizations of software development cost were lower by $3 million in 2007 from 2006. Operating expenses for 2007 included $6 million of recurring incremental costs subsequent to the Separation as Teradata began operating as an independent, publicly-traded company.

Effects of Pension and Postemployment Benefit Plans

Teradata’s pension and postemployment benefit expense for the years ended December 31, 2008, 2007 and 2006 is shown below. Pension and postemployment benefit expenses incurred prior to the Separation were allocated to Teradata by NCR.

In millions	2008	2007	2006
Pension expense	$8	$9	$23
Postemployment expense	11	15	16

Total expense	$19	$24	$39

The decrease in postemployment expense from 2007 to 2008 was primarily driven by a decrease in the Company’s involuntary turnover rate assumption. The decrease in pension expense from 2006 to 2007 was due primarily to NCR’s action to freeze its U.S. defined pension plans and cease the accrual of additional benefits for all participants in the U.S. plans after December 31, 2006. For additional information on pension and postemployment benefit obligations, see “Note 7—Employee Benefit Plans” in Notes to Consolidated Financial Statements elsewhere in this Annual Report.

Income Taxes

The income tax rate was 26.0%, 37.9% and 36.4% for the years ended December 31, 2008, 2007 and 2006, respectively. The tax rate for the year ended December 31, 2008 included a $3 million charge to reflect a change in estimate identified in conjunction with filing the Company’s 2007 U.S. federal tax return. The provision for income taxes for the year ended December 31, 2008 is based on the pre-tax earnings mix by jurisdiction of Teradata and its subsidiaries under the Company’s current structure. For periods prior to the Separation, while the Company was operated as part of NCR, Teradata’s provision for income taxes in certain tax jurisdictions reflected only a portion of the tax benefits related to certain foreign operations’ tax net operating losses due to the uncertainty of the ultimate realization of future benefits from those losses under NCR’s tax structure. The 2007 tax rate included a discrete $10 million charge, or 3.1%, related to a tax rate change in Germany, as well as a $7 million charge, or 2.2%, to correct prior period errors in the calculation of the income tax provision related to intercompany profit eliminations. As the impact of this error was not material to the then current, or any prior period, it was recorded in the second quarter of 2007. The 2007 tax rate also included a $6 million tax benefit, or 1.9%, related to the utilization of certain tax attributes associated with foreign sourced income. We currently estimate our full year effective tax rate for 2009 will be approximately 26% to 27%. For additional information on these prior-year tax items, see “Note 5—Income Taxes” in Notes to Consolidated Financial Statements elsewhere in this Annual Report.

Revenue and Gross Margin by Operating Segment

As described in “Note 11—Segment, Other Supplemental Information and Concentrations” in Notes to Consolidated Financial Statements, Teradata manages its business in three geographic regions, which are also the Company’s operating segments: (1) the Americas region; (2) the EMEA region; and (3) the APJ region. Teradata believes this format is useful to investors because it allows analysis and comparability of operating trends by operating segment. It also includes the same information that is used by Teradata management to make decisions regarding the segments and to assess our financial performance. The discussion of our segment results describes the changes in results as compared to the prior-year period.

The following table presents revenue and operating performance by segment for the years ended December 31:

In millions	2008	% of Revenue	2007	% of Revenue	2006	% of Revenue
Revenue
Americas	$984	56%	$964	57%	$920	60%
EMEA	451	26%	424	25%	360	23%
APJ	327	18%	314	18%	267	17%

Total revenue	1,762	100%	1,702	100%	1,547	100%

Segment gross margin
Americas	557	56.6%	554	57.5%	539	58.6%
EMEA	234	51.9%	205	48.3%	166	46.1%
APJ	158	48.3%	157	50.0%	124	46.4%

Total segment gross margin	$949	53.9%	$916	53.8%	$829	53.6%

Americas Revenue increased 2% in 2008 from 2007, with increases in services revenue offset somewhat by lower product revenue. Gross margin decreased to 56.6% for 2008, from 57.5% in 2007, primarily driven by lower product margins as a result of the deal mix as compared to the prior period.

Revenue increased 5% in 2007 from 2006, largely driven by a 9% growth in service revenue. The revenue growth included 1% of benefit from foreign currency fluctuations. Gross margin decreased to 57.5% for 2007, from 58.6% for 2006, driven primarily by reduced professional services margins.

EMEA Revenue increased 6% in 2008 from 2007, driven by a 17% increase in maintenance revenue. The revenue growth included 3% of benefit from foreign currency fluctuations. Gross margin increased to 51.9% for 2008, from 48.3% in 2007, primarily driven by increased product margins. Product margins benefited from an improved deal mix and the benefit of foreign currency translation.

Revenue increased 18% in 2007 from 2006, with double-digit growth in both product and service revenue. The revenue growth included 7% of benefit from foreign currency fluctuations. Gross margin increased to 48.3% in 2007, from 46.1% in 2006, with improvements in both product and service margin. The improvement in gross margin rates was offset somewhat by the increased mix of lower-margin services revenue.

APJ Revenue increased 4% in 2008 from 2007, with double-digit increases in service revenue largely offset by lower product revenue as compared to a very strong performance in 2007. The revenue growth included 6% of benefit from foreign currency fluctuations. Gross margin decreased to 48.3% in 2008, from 50.0% in 2007. Lower gross margins were driven by the higher proportion of services revenue compared to the prior-year period. This impact was partially offset by improved maintenance services margins.

Revenue increased 18% in 2007 from 2006, led predominantly by a 36% growth in product revenue. The revenue growth included 3% of benefit from foreign currency fluctuations. Gross margin was 50.0% in 2007, up from 46.4% in 2006, driven by the greater mix of product revenue, as well as improved product margins.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

Teradata ended 2008 with $442 million in cash and short-term investments, a $172 million increase from December 31, 2007, even after using $176 million for repurchases of Company common stock during the year. Cash provided by operating activities increased by $53 million to $440 million in 2008. The increase in cash provided by operating activities was primarily due to increased collections on accounts receivables and higher net income in 2008. These improvements were partially offset by decreased payables and accrued expenses due to the timing of related payments, decreased deferred income taxes, and a smaller increase in deferred revenue as compared to 2007.

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

The table below shows net cash provided by operating activities and capital expenditures for the following periods:

In millions	2008	2007	2006
Net income	$250	$200	$192

Net cash provided by operating activities	$440	$387	$219
Less:
Expenditures for property and equipment	(19)	(50)	(20)
Additions to capitalized software	(52)	(45)	(46)

Free cash flow	$369	$292	$153

Free cash flow as a percentage of net income	148%	146%	80%

Financing activities and certain other investing activities are not included in our calculation of free cash flow. These other investing activities primarily consisted of purchases and sales of short-term investments and an immaterial acquisition consummated during the first quarter of 2008. Teradata’s short-term investments consist of bank time deposits with original maturities between three months and one year. Teradata’s financing activities for the year ended December 31, 2008 consisted primarily of cash outflows from our share repurchase activities. During 2008 the Company purchased 8.5 million shares of its common stock at an average price per share of $20.67 under the two share repurchase programs authorized by our Board of Directors in 2008. The first program (the “dilution offset program”) authorizes the Company to purchase Teradata common stock to the extent of cash received from the exercise of stock options and the Teradata Employee Stock Purchase Plan (“ESPP”). The second program (the

“general share repurchase program”) authorizes the Company to repurchase an additional $250 million of the Company’s outstanding shares of common stock. As of December 31, 2008, the Company had $82 million of authorization remaining under the $250 million general share repurchase program to repurchase outstanding shares of Teradata common stock. Our share repurchase activity depends on factors such as our working capital needs, our cash requirements for capital investments, our stock price, and economic and market conditions. Proceeds from the ESPP and the exercise of stock options were $8 million in 2008. These proceeds are included in Other Financing Activities, Net in the Consolidated Statement of Cash Flows.

Prior to the second quarter of 2008, stock repurchased through the share repurchase programs was retired. Beginning in the second quarter of 2008, stock repurchased through the share repurchase programs was held as treasury stock.

On October 1, 2007, the Company entered into a five-year, $300 million unsecured revolving credit facility. This credit facility contains certain representations and warranties; conditions; affirmative, negative and financial covenants; and events of default customary for such facilities. For most borrowings, Teradata would anticipate choosing a floating rate based on the London Interbank Offered Rate (“LIBOR”). If the facility had been fully drawn at December 31, 2008, the spread over the LIBOR would have been 32 basis points (for an interest rate of 2.13%, assuming a 6 month borrowing term) given Teradata’s leverage ratio at that date. As of December 31, 2008, the Company had no borrowings outstanding under this revolving credit facility and was in compliance with all covenants.

Management believes current cash and short-term investment resources, cash flows from operations and its $300 million credit facility will be sufficient to satisfy future working capital, research and development activities, capital expenditures, pension contributions, and other financing requirements for the foreseeable future. The Company uses a number of financial instruments to hold its cash, cash equivalents and short-term investments, including bank deposits, money market funds and government treasury instruments.

The Company’s ability to generate positive cash flows from operations is dependent on general economic conditions, competitive pressures, and other business and risk factors described elsewhere in this Annual Report. If the Company is unable to generate sufficient cash flows from operations, or otherwise to comply with the terms of its credit facility, the Company may be required to seek additional financing alternatives.

Contractual and Other Commercial Commitments. In the normal course of business, we enter into various contractual obligations that impact, or could impact, our liquidity. The following table and discussion outlines our material obligations at December 31, 2008, with projected cash payments in the periods shown:

In millions	Total Amounts	2009	2010- 2011	2012- 2013	2014 and Thereafter
Lease obligations	$58	$16	$23	$13	$6
Purchase obligations	11	5	5	1	—

Total lease and purchase obligations	$69	$21	$28	$14	$6

Our lease obligations in the above table include Company-only facilities in various domestic and international locations. Purchase obligations are committed purchase orders and other contractual commitments for goods and services, and include contractual payments in relation to service agreements with various vendors for ongoing service parts logistics, payroll and tax services. Unrecognized tax benefits under FASB Interpretation No. 48 (“FIN 48”), Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109, are not included in the table above as such amounts are not material.

We also have product warranties and guarantees to third parties, as well as postemployment and international pension obligations that may affect future cash flow. These items are not included in the table of obligations shown above. Product warranties and third-party guarantees are described in detail in “Note 9—Commitments and Contingencies” in Notes to Consolidated Financial Statements. Postemployment and pension obligations are described in detail in “Note 7—Employee Benefit Plans” in Notes to Consolidated Financial Statements.

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

In many cases, the accounting treatment of a particular transaction is specifically dictated by GAAP and does not require significant management judgment in its application. There are also areas in which management’s judgment in selecting among available alternatives would not produce a materially different result. The significant accounting policies and estimates that we believe are the most critical to aid in fully understanding and evaluating our reported financial results are discussed in the paragraphs below. Teradata’s senior management has reviewed these critical accounting policies and related disclosures with the Audit Committee of Teradata’s Board of Directors. For additional information regarding our accounting policies and other disclosures required by GAAP, see “Note 1—Description of Business, Separation, Basis of Presentation and Significant Accounting Policies” in Notes to Consolidated Financial Statements.

Revenue Recognition

Teradata’s solution offerings typically include hardware, software, software subscriptions, maintenance support services and other professional consulting, implementation and installation services. Teradata records revenue when it is realized, or realizable, and earned. Teradata considers these requirements met when: (a) persuasive evidence of an arrangement exists; (b) the products or services have been delivered to the customer; (c) the sales price is fixed or determinable and free of contingencies or significant uncertainties; and (d) collectibility is reasonably assured. Our judgment is required in assessing the probability of collection and that fees are fixed or determinable, which is generally based on evaluation of customer-specific information, historical collection experience and economic market conditions. If Teradata cannot conclude that a fee is fixed or determinable at the outset of an arrangement, revenue is deferred until the determination is made that the arrangement fee is fixed or determinable. If market conditions decline, or if the financial condition of our customers deteriorates, we may be unable to determine that collectibility is probable, and we could be required to defer the recognition of revenue until we receive customer payments. Teradata reports revenue net of any taxes assessed by governmental authorities that are imposed on and concurrent with specific revenue-producing transactions. Teradata delivers its solutions primarily through direct sales channels, as well as through alliances with system integrators, other independent software vendors and distributors, and value-added resellers (collectively referred to as “resellers”). In assessing whether the sales price to a reseller is fixed or determinable, the Company considers, among other things, past business practices with the reseller, the reseller’s operating history, payment terms, return rights and the financial wherewithal of the reseller. When we determine that the contract fee to a reseller is not fixed or determinable, we account for that transaction upon sell-through to the end customer.

Substantially all of Teradata’s solutions contain software that is more than incidental to the hardware and services. The typical solution requires no significant production, modification or customization of the software or hardware, and the software is not essential to the functionality of the hardware. Revenue related to software and software-

related elements are recognized under Statement of Position 97-2, Software Revenue Recognition. Revenue for hardware and related installation services is recognized under Staff Accounting Bulletin No. 104 (“SAB 104”), Revenue Recognition. For software and software-related elements, Teradata allocates revenue to each software element based upon its fair value as determined by vendor-specific objective evidence (“VSOE”) using the residual method as discussed below. VSOE of fair value is based upon the normal pricing and discounting practices for those products and services when sold separately. For non-software related elements, fair value is based upon Verifiable Objective Evidence (“VOE”). VOE is based on the price when products or services are sold separately or the price other companies charge when selling a similar product separately. These elements often involve delivery or performance at different periods of time. Revenue for software is generally recognized upon delivery with the hardware using the residual method described below. Revenue for software subscriptions, which provide for unspecified upgrades or enhancements on a when-and-if-available basis, is recognized straight-line over the term of the subscription arrangement. Revenue for maintenance support services is also recognized on a straight-line basis over the term of the contract. Revenue for other professional consulting, implementation and installation services is recognized as services are provided. In certain instances, customer acceptance is required prior to the passage of title and risk of loss of the delivered products. In such cases, no revenue is recognized until the customer acceptance is obtained. Delivery and acceptance generally occur in the same reporting period.

For arrangements involving multiple deliverables, where the deliverables include software and non-software products and services, Teradata applies the provisions of Emerging Issues Task Force Issue No. 00-21, Revenue Arrangements with Multiple Deliverables, to separate the deliverables and allocate the total arrangement consideration. Accordingly, Teradata evaluates each deliverable to determine whether it represents a separate unit of accounting based on the following criteria: (a) whether the delivered item has value to the customer on a stand-alone basis; (b) whether there is objective and reliable evidence of the fair value of the undelivered items; and (c) if the contract includes a general right of return relative to the delivered item, delivery or performance of the undelivered items is considered probable and substantially in the control of Teradata. If objective and reliable evidence of fair value exists for all units of accounting in the arrangement, revenue is allocated to each unit of accounting based on relative fair values. Each unit of accounting is then accounted for under the applicable revenue recognition guidance. In situations where there is objective and reliable evidence of fair value for all undelivered elements, but not for delivered elements, the residual method is used to allocate the arrangement’s consideration. Teradata does not typically have VSOE of fair value for its software products. Therefore, in a substantial majority of Teradata arrangements, the residual method is used to allocate arrangement consideration. Under the residual method, the fair value of the undelivered elements is deferred and accounted for under the applicable revenue recognition guidance, and the remaining portion of the arrangement fee is allocated to the delivered elements and is recognized as revenue. If we cannot determine or maintain VSOE for an undelivered element, it could impact the timing of revenues as all or a portion of the revenue from the multiple-element arrangement may need to be deferred.

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

Capitalized Software

We account for research and development costs in accordance with applicable accounting pronouncements, including Statement of Financial Accounting Standards No. 2 (“SFAS 2”), Accounting for Research and Development Costs, and Statement of Financial Accounting Standards No. 86 (“SFAS 86”), Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed. SFAS 86 specifies that costs incurred internally in researching and developing a computer software product should be charged to expense until technological feasibility has been established. Technological feasibility is established when planning, designing and initial coding and testing activities that are necessary to establish the product can be produced to meet its design specifications are complete. In the absence of a detailed program design, a working model is used to establish technological feasibility. Once technological feasibility is established, all development costs are capitalized until the product is available for general release to customers. Judgment is required in determining when technological feasibility of a product is established. The timing of when various research and development projects become technologically feasible or ready for release can cause fluctuation in the amount of research and development costs that are expensed or capitalized in any given period, thus impacting our reported profitability for that period.

Income Taxes

We account for income taxes in accordance with Statement of Financial Accounting Standards No. 109 (“SFAS 109”), Accounting for Income Taxes, which recognizes deferred tax assets and liabilities based on the differences between the financial statement carrying amounts and the tax basis of assets and liabilities. The deferred tax assets and liabilities are determined based on the enacted tax rates expected to apply in the periods in which the deferred tax assets or liabilities are expected to be settled or realized. Teradata’s operating results were included in NCR’s income tax returns for periods prior to the Separation. The provision for income tax in Teradata’s consolidated financial statements prior to the Separation was determined on a separate-return basis.

The Company’s intention is to permanently reinvest its foreign earnings outside of the United States. As a result, the effective tax rates in the periods presented after Separation are largely based upon the forecasted pre-tax earnings mix and allocation of certain expenses in various taxing jurisdictions where the Company conducts its business that apply a broad range of statutory income tax rates. The Company has not provided federal income taxes on earnings of approximately $266 million from its foreign subsidiaries.

We adopted FASB Interpretation No. 48 (“FIN 48”), Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109, on January 1, 2007. FIN 48 clarifies the accounting for uncertainty in income taxes by prescribing thresholds and attributes for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. Under FIN 48, we may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. We record any interest and/or penalties related to FIN 48 in the income tax expense line on our Consolidated Statements of Income. The adoption of FIN 48 did not impact our results of operations or net assets. In accordance with the Tax Sharing Agreement between NCR and Teradata, NCR is responsible for all taxes reported on any separate or joint return of NCR, which may also include Teradata for periods prior to the Separation. As of December 31, 2008, the Company has recorded $1 million of unrecognized tax benefits.

We regularly review our deferred tax assets for recoverability and establish a valuation allowance if it is more likely than not that some portion or all of a deferred tax asset will not be realized. We had zero and $5 million of valuation allowances as of December 31, 2008 and 2007, respectively.

Share-based Compensation

We account for employee share-based compensation costs in accordance with Statements of Financial Accounting Standards No. 123 (revised 2004) (“SFAS 123R”), Share-Based Payment, which requires us to measure compensation cost for stock awards at fair value and recognize compensation expense over the service period for which awards are expected to vest. We utilize the Black-Scholes option pricing model to estimate the fair value of stock-based compensation at the date of grant, which requires the input of subjective assumptions, including expected volatility and expected term. Further, as required under SFAS 123R, we estimate forfeitures for options granted which are not expected to vest. The estimation of stock awards that will ultimately vest requires judgment, and to the extent that actual results or updated estimates differ from our current estimates, such amounts will be recorded as a cumulative adjustment in the period in which estimates are revised. We consider many factors when estimating expected forfeitures including types of awards and historical experience. Actual results and future changes in estimates may differ substantially from our current estimates.

In addition, we have performance-based awards that vest only if specific performance conditions are satisfied, typically at the end of an award’s three-year performance period. The number of shares that will be earned can vary based on actual performance. No shares will vest if the threshold objectives are not met. In the event the objectives are exceeded additional shares will vest up to a maximum payout. The cost of these awards is expensed over the performance period based upon management’s estimate and analysis of the probability of meeting the performance criteria. Because the actual number of shares to be awarded is not known until the end of the performance period, the actual compensation expense related to these awards could differ from our current expectations.

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

We have pension and postemployment benefit costs and credits, which are developed from actuarial valuations. Actuarial assumptions attempt to anticipate future events and are used in calculating the expense and liability relating to these plans. These factors include assumptions we make about interest rates, expected investment return on plan assets, total and involuntary turnover rates, and rates of future compensation increases. In addition, our actuarial consultants also use subjective factors such as withdrawal rates and mortality rates to develop our valuations. We review and update these assumptions on an annual basis at the beginning of each fiscal year. We are required to consider current market conditions, including changes in interest rates, in making these assumptions. The actuarial assumptions that we use may differ materially from actual results due to changing market and economic conditions, higher or lower withdrawal rates, or longer or shorter life spans of participants. These differences may result in a significant impact to the measurement of our pension and postemployment benefit obligations, and to the amount of pension and postemployment benefits expense we have recorded or may record. For example, as of December 31, 2008, a one-half percent increase/decrease in the discount rate would change the projected benefit obligation of our pension plans by $3 million, and a one percent increase/decrease in our involuntary turnover assumption would change our postemployment benefit obligation by $18 million.

At December 31, 2008, we reduced the involuntary turnover assumption used in calculating our postemployment benefit obligation from 3% to 2%, to reflect the Company’s prior experience. This change in assumption reduced our postemployment benefit obligation recognized on our balance sheet by $18 million and is expected to reduce 2009 postemployment expense by approximately $5 million.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

A discussion of recently issued accounting pronouncements is described in “Note 1—Description of Business, Separation, Basis of Presentation and Significant Accounting Policies” in Notes to Consolidated Financial Statements elsewhere in this Annual Report, and we incorporate such discussion by reference.

Item 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company employs a foreign currency hedging strategy to limit potential losses in earnings or cash flows from adverse foreign currency exchange rate movements. Foreign currency exposures arise from transactions denominated in a currency other than the Company’s functional currency and from foreign denominated revenue and profit translated into U.S. dollars. The primary currencies to which the Company is exposed include the euro, the British pound, the Japanese yen, the Australian dollar, and other Asian and South American currencies. Exposures are hedged with foreign currency forward contracts with maturity dates of twelve months or less. The potential loss in fair value at December 31, 2008, for such contracts resulting from a hypothetical 10% adverse change in all foreign currency exchange rates is approximately $5 million. This loss would be mitigated by corresponding gains on the underlying exposures. For additional information regarding the Company’s foreign currency hedging strategy, see “Note 8— Derivative Instruments and Hedging Activities” in Notes to Consolidated Financial Statements elsewhere in this Annual Report.

Item 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Management’s Responsibility for Financial Statements

We are responsible for the preparation, integrity and objectivity of our consolidated financial statements and other financial information presented in this Annual Report. The accompanying consolidated financial statements were prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and include certain amounts based on currently available information and our judgment of current conditions and circumstances.

PricewaterhouseCoopers LLP, our independent registered public accounting firm, is engaged to perform audits of our consolidated financial statements and the effectiveness of the internal control over financial reporting. These audits are performed in accordance with the standards of the Public Company Accounting Oversight Board (United States). Our independent registered public accounting firm was given unrestricted access to all financial records and related data, including minutes of all meetings of stockholders, the Board of Directors, and committees of the board.

The Audit Committee of the Board of Directors, consisting entirely of independent directors who are not employees of Teradata, monitors our accounting, reporting, and internal control structure. Our independent registered public accounting firm, internal auditors, and management have complete and free access to the Audit Committee, which periodically meets directly with each group to ensure that their respective duties are being properly discharged.

/s/ Michael F. Koehler	/s/ Stephen M. Scheppmann
Michael F. Koehler	Stephen M. Scheppmann
President and Chief Executive Officer	Executive Vice President and Chief Financial Officer

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Teradata Corporation:

In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a)1 present fairly, in all material respects, the financial position of Teradata Corporation and its subsidiaries at December 31, 2008 and 2007, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2008 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing in Item 15(a)2 presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company’s internal control over financial reporting based on our audits (which was an integrated audit in 2008). We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

PricewaterhouseCoopers LLP

Cincinnati, Ohio

March 2, 2009

TERADATA CORPORATION

Consolidated Statements of Income

In millions, except per share amounts

	For the Year Ended December 31
	2008	2007	2006
Revenue
Product revenue	$849	$884	$807
Service revenue	913	818	740

Total revenue	1,762	1,702	1,547

Operating expenses
Cost of products	302	312	289
Cost of services	511	474	429
Selling, general and administrative expenses	508	470	410
Research and development expenses	108	126	117

Total operating expenses	1,429	1,382	1,245

Income from operations	333	320	302
Other income, net	5	2	—

Income before income taxes	338	322	302

Income tax expense	88	122	110

Net income	$250	$200	$192

Net income per common share
Basic	$1.40	$1.11	$1.06
Diluted	$1.39	$1.10	$1.06

Weighted average common shares outstanding
Basic	178.1	180.8	180.7
Diluted	179.8	181.3	180.7

The accompanying notes are an integral part of the consolidated financial statements.

TERADATA CORPORATION

Consolidated Balance Sheets

In millions, except share amounts

	At December 31
	2008	2007
Assets
Current Assets
Cash and cash equivalents	$402	$270
Short-term investments	40	—
Accounts receivable, net	451	507
Inventories	44	51
Other current assets	78	45

Total current assets	1,015	873
Property and equipment, net	88	94
Capitalized software, net	80	61
Goodwill	110	90
Deferred income taxes	109	140
Other assets	28	36

Total assets	$1,430	$1,294

Liabilities and stockholders’ equity
Current liabilities
Accounts payable	$99	$120
Payroll and benefits liabilities	83	91
Deferred revenue	255	246
Other current liabilities	103	115

Total current liabilities	540	572
Pension and other postemployment plan liabilities	83	88
Other liabilities	30	3

Total liabilities	653	663

Commitments and contingencies (Note 9)

Stockholders’ equity
Preferred stock: par value $0.01 per share, 100.0 shares authorized, no shares issued and outstanding at December 31, 2008 and 2007, respectively	—	—
Common stock: par value $0.01 per share, 500.0 shares authorized, 180.5 and 181.0 shares issued at December 31, 2008 and 2007, respectively	2	2
Paid-in capital	572	555
Treasury stock: 6.9 and no shares at December 31, 2008 and 2007, respectively	(137)	—
Retained earnings	329	79
Accumulated other comprehensive income (loss)	11	(5)

Total stockholders’ equity	777	631

Total liabilities and stockholders’ equity	$1,430	$1,294

The accompanying notes are an integral part of the consolidated financial statements

TERADATA CORPORATION

Consolidated Statements of Cash Flows

In millions

	For the Year Ended December 31
	2008	2007	2006
Operating activities
Net income	$250	$200	$192
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	60	68	55
Stock-based compensation expense	21	17	9
Excess tax benefit from stock-based compensation	(1)	(1)	—
Deferred income taxes	38	80	(14)
Impairment on equity investment	3	—	—
Changes in assets and liabilities:
Receivables	73	(128)	(29)
Inventories	7	(12)	(10)
Current payables and accrued expenses	(7)	75	1
Deferred revenue	13	52	15
Other assets and liabilities	(17)	36	—

Net cash provided by operating activities	440	387	219

Investing activities
Purchases of short-term investments	(90)	—	—
Proceeds from sales and maturities of short-term investments	50	—	—
Expenditures for property and equipment	(19)	(50)	(20)
Additions to capitalized software	(52)	(45)	(46)
Purchased software licenses	(2)	(5)	(2)
Other investing activities and business acquisitions, net	(23)	(4)	(21)

Net cash used in investing activities	(136)	(104)	(89)

Financing activities
Repurchases of Company common stock	(176)	—	—
Cash contributions from former parent	—	200	—
Transfer to former parent, net	—	(216)	(130)
Excess tax benefit from stock-based compensation	1	1	—
Other financing activities, net	8	1	—

Net cash used in financing activities	(167)	(14)	(130)

Effect of exchange rate changes on cash and cash equivalents	(5)	1	—

Increase in cash and cash equivalents	132	270	—
Cash and cash equivalents at beginning of year	270	—	—

Cash and cash equivalents at end of year	$402	$270	$—

Supplemental data
Cash paid during the year for:
Income taxes	$33	$1	$—
Interest	$1	$—	$—

The accompanying notes are an integral part of the consolidated financial statements

TERADATA CORPORATION

Consolidated Statements of Changes in Stockholders’ Equity

In millions

	Common Stock		Treasury Stock		Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Parent Company Investment		Comprehensive Income for the Year Ended
	Shares	Amount	Shares	Amount					Total
December 31, 2005	—	—	—	—	—	—	$15	$502	$517

Employee stock compensation allocated from NCR								9	9
Net income								192	192	$192
Currency translation adjustments							3		3	3
Net transfers to parent								(130)	(130)

December 31, 2006	—	—	—	—	—	—	$18	$573	$591	$195

Employee stock compensation allocated from NCR								11	11
Net income						79		121	200	$200
Net transfers to parent								(259)	(259)
Contribution of net assets to Teradata Corporation and issuance of shares to parent (Note 1)	181	2			548		(30)	(446)	74
Employee stock compensation plans					6				6
Income tax benefit from stock compensation plans					1				1
Currency translation adjustments							7		7	7

December 31, 2007	181	$2	—	$—	$555	$79	$(5)	$—	$631	$207

Net income						250			250	250
Adjustments to net assets contributed from NCR (Note 1)					25		2		27
Employee stock compensation plans	1				21				21
Proceeds from employee stock purchase program and option exercises	1				8				8
Repurchase of Company common stock, retired	(2)				(38)				(38)
Income tax benefit from stock compensation plans					1				1
Purchases of treasury stock, not retired			(7)	(137)					(137)
Pension and postemployment benefit plans, net (Note 7)							10		10	10
Currency translation adjustments							4		4	4

December 31, 2008	181	$2	(7)	$(137)	$572	$329	$11	$—	$777	$264

The accompanying notes are an integral part of the consolidated financial statements

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 Description of Business, Separation, Basis of Presentation and Significant Accounting Policies

Description of the Business. Teradata Corporation (“Teradata” or “the Company”) provides data warehousing solutions for customers worldwide that combine software (including the Teradata database and tools, data mining and analytical applications), hardware and related consulting and support services.

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

Significant Non-Cash Financing and Investing Activities. In connection with the Separation, the Company executed the following non-cash transactions:

•	NCR distributed 180.7 million shares of Teradata common stock to holders of NCR common stock;

•	NCR’s historical net investment in Teradata, $446 million immediately prior to the Separation, was reclassified to additional paid-in capital;

•

NCR transferred to the Company certain postemployment liabilities and international pension assets and liabilities totaling $91 million, of which $30 million, net of tax, was recorded in accumulated other comprehensive income (loss);

•

Reduced deferred tax assets by $82 million for net operating losses and other tax attributes retained by NCR, and increased net deferred tax assets and liabilities by $20 million for changes in tax bases of certain assets and liabilities resulting from the Separation, including the assumed pension and postemployment net obligations; and

•	Reduced income tax accruals by $19 million as such liabilities were retained by NCR in accordance with the Tax Sharing Agreement between NCR and the Company.

The assets and liabilities transferred to the Company from NCR at September 30, 2007, also included $196 million in cash and a $4 million receivable, which was collected from NCR in October 2007.

In addition to the above transfers, during the year ended December 31, 2008, the Company recorded Separation-related adjustments of $25 million and $2 million to additional paid-in capital and other comprehensive income, respectively. These adjustments were primarily made to reflect certain deferred tax assets that were not initially recorded at the Separation. These adjustments had no impact on net income or cash flows and are not material to the Consolidated Financial Statements for any periods presented.

Basis of Presentation. The financial statements for periods ending on or after the Separation are presented on a consolidated basis and include the accounts of the Company and its majority-owned subsidiaries. The financial statements for the periods presented prior to the Separation include the assets, liabilities, operating results and cash flows of the Teradata data warehousing business of NCR. The assets and liabilities presented have been reflected on a historical basis, as prior to the Separation such assets and liabilities were 100% owned by NCR. Changes in parent company equity represents NCR’s net investment in Teradata, prior to the Separation, after giving effect to the net income of Teradata and net cash transfers to and from NCR.

Prior to the Separation, the historical financial statements include allocations of certain NCR corporate expenses, including treasury, accounting, tax, legal, internal audit, human resources, severance, pension, public and investor relations, general management, real estate, shared information technology systems, procurement and other statutory functions such as board of directors and other centrally managed employee benefit arrangements that benefit the Teradata business. These costs include the cost of salaries, benefits (including stock-based compensation) and other related costs. The Company was allocated $96 million in 2007 (prior to the Separation) and $122 million in 2006 of general corporate overhead expenses incurred by NCR.

Management believes that the assumptions and methodologies underlying the allocation of general corporate overhead expenses from NCR were reasonable. However, such expenses may not be indicative of the actual level of expense that would have been incurred by the Company if it had operated as an independent, publicly traded company or of the costs expected to be incurred in the future. As such, the financial information for periods prior to the Separation may not necessarily reflect the results of operations and cash flows of the Company in the future or what it would have been had the Company been an independent, publicly traded company during the periods presented. Refer to Note 4 for further information regarding allocated expenses.

Use of Estimates. The preparation of financial statements in conformity with GAAP requires management to make estimates and judgments that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and revenues and expenses during the period reported. On an ongoing basis, management evaluates these estimates and judgments, including those related to allowances for doubtful accounts, the valuation of inventory to net realizable value, share-based compensation and income taxes and any changes will be accounted for on a prospective basis. Actual results could differ from those estimates.

Revenue Recognition. Teradata’s solution offerings typically include software, software subscriptions, hardware, maintenance support services and other professional consulting, implementation and installation services. Teradata records revenue when it is realized, or realizable, and earned. Teradata considers these requirements met when: (a) persuasive evidence of an arrangement exists; (b) the products or services have been delivered to the customer; (c) the sales price is fixed or determinable and free of contingencies or significant uncertainties; and (d) collectibility is reasonably assured. Teradata reports revenue net of any taxes assessed by governmental authorities that are imposed on and concurrent with specific revenue-producing transactions. Teradata delivers its solutions primarily through direct sales channels, as well as through alliances with system integrators, other independent software vendors and distributors, and value-added resellers (collectively referred to as “resellers”). In assessing whether the sales price to a reseller is fixed or determinable, the Company considers, among other things, past business practices with the reseller, the reseller’s operating history, payment terms, return rights and the financial wherewithal of the reseller. When Teradata determines that the contract fee to a reseller is not fixed or determinable, that transaction is accounted for upon sell-through to the end customer.

Substantially all of Teradata’s solutions contain software that is more than incidental to the hardware and services. The typical solution requires no significant production, modification or customization of the software or hardware, and the software is not essential to the functionality of the hardware. Therefore, consistent with the guidance in Emerging Issues Task Force Issue No. 03-5, Applicability of AICPA Statement of Position 97-2 to Non-Software Deliverables in an Arrangement Containing More-Than-Incidental Software, hardware and related services are considered non-software deliverables. Revenue related to software and software-related deliverables are recognized under Statement of Position 97-2, Software Revenue Recognition. Revenue for hardware and related installation services is recognized under Staff Accounting Bulletin No. 104, Revenue Recognition. For software and software-related deliverables, Teradata allocates revenue to each software deliverable based upon its fair value as determined by vendor-specific objective evidence (“VSOE”) using the residual method as discussed below. VSOE of fair value is based upon the normal pricing and discounting practices for those products and services when sold separately. For non-software related deliverables, fair value is based upon Verifiable Objective Evidence (“VOE”). VOE is based on the price of when products or services are sold separately or the price other companies charge when selling a similar product separately. These elements often involve delivery or performance at different periods of time. Revenue for software is generally recognized upon delivery with the hardware using the residual method described below. Revenue for software subscriptions, which provide for unspecified upgrades or enhancements on a when-and-if-available basis, is recognized straight-line over the term of the subscription arrangement. Revenue for maintenance support services is also recognized on a straight-line basis over the term of the contract. Revenue for other professional consulting, implementation and installation services is recognized as services are provided. In certain instances, customer acceptance is required prior to the passage of title and risk of loss of the delivered products. In such cases, no revenue is recognized until the customer acceptance is obtained. Delivery and acceptance generally occur in the same reporting period.

For arrangements involving multiple deliverables, where the deliverables include software and non-software products and services, Teradata applies the provisions of Emerging Issues Task Force Issue No. 00-21, Revenue Arrangements with Multiple Deliverables, to separate the deliverables and allocate the total arrangement consideration. Accordingly, Teradata evaluates each deliverable to determine whether it represents a separate unit of accounting based on the following criteria: (a) whether the delivered item has value to the customer on a stand-alone basis; (b) whether there is objective and reliable evidence of the fair value of the undelivered items; and (c) if the contract includes a general right of return relative to the delivered item, delivery or performance of the undelivered items is considered probable and substantially in the control of Teradata. If objective and reliable evidence of fair value exists for all units of accounting in the arrangement, revenue is allocated to each unit of accounting based on relative fair values. Each unit of accounting is then accounted for under the applicable revenue recognition guidance. In situations where there is objective and reliable evidence of fair value for all undelivered elements, but not for delivered elements, the residual method is used to allocate the arrangement’s consideration. Teradata does not typically have VSOE of fair value for software products. Therefore, in a substantial majority of Teradata arrangements, the residual method is used to allocate arrangement consideration. Under the residual method, the fair value of the undelivered elements is deferred and accounted for under the applicable revenue recognition guidance, and the remaining portion of the arrangement fee is allocated to the delivered elements and is recognized as revenue.

Shipping and Handling. Product shipping and handling costs are included in cost of products in the Consolidated Statements of Income.

Cash and Cash Equivalents. All short-term, highly-liquid investments having original maturities of three months or less are considered to be cash equivalents.

Short Term Investments. Teradata’s short-term investments consist of bank time deposits with original maturities between three months and one year.

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

Long-Lived Assets

Property and Equipment. Property and equipment, leasehold improvements and rental equipment are stated at cost less accumulated depreciation. Depreciation is computed over the estimated useful lives of the related assets primarily on a straight-line basis. Equipment is depreciated over 3 to 20 years and buildings over 25 to 45 years. Leasehold improvements are depreciated over the life of the lease or the asset, whichever is shorter.

Capitalized Software. Direct development costs associated with internal-use software are capitalized and amortized over the estimated useful lives of the resulting software. The costs are capitalized when both the preliminary project stage is completed and it is probable that computer software being developed will be completed and placed in service. Teradata typically amortizes capitalized internal-use software on a straight-line basis over three years beginning when the asset is substantially ready for use.

Costs incurred for the development of software that will be sold, leased or otherwise marketed are capitalized when technological feasibility has been established under Financial Accounting Standard No. 86 (“SFAS 86”), Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed. Technological feasibility is established when planning, designing and initial coding and testing activities that are necessary to establish the product can be produced to meet its design specifications. In the absence of a program design, a working model is used to establish technological feasibility. These costs are included within capitalized software and are amortized over the estimated useful lives of the resulting software. The Company typically amortizes capitalized software on a sum-of-the-years’-digits basis over three years beginning when the product is available for general release, which materially approximates the ratio that current gross revenues for a product bear to the total of current and anticipated future gross revenues for that product. Costs capitalized include direct labor and related overhead costs. Costs incurred prior to technological feasibility and after general release are expensed as incurred. The following table identifies the activity relating to capitalized software:

	Internal-use Software			External-use Software
In millions	2008	2007	2006	2008	2007	2006
Beginning balance at January 1	$12	$8	$6	$49	$51	$45
Capitalized	4	8	5	48	37	40
Amortization	(5)	(4)	(3)	(28)	(39)	(34)

Ending balance at December 31	$11	$12	$8	$69	$49	$51

Goodwill and Other Intangible Assets. Goodwill represents the excess of the purchase price in a business combination over the fair value of net tangible and intangible assets acquired. Goodwill amounts are not amortized, but rather are tested for impairment annually or if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. Intangible assets that are not considered to have an indefinite useful life are amortized over their useful lives, which range from 1 to 10 years. The carrying amount of these assets is reviewed whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. Recoverability of these assets is measured by comparison of the carrying amount of the asset to the future undiscounted cash flows the asset is expected to generate. If the asset is considered to be impaired, the amount of any impairment is measured as the difference between the carrying value and the fair value of the impaired asset. The Company did not recognize any goodwill or intangible asset impairment charges in 2008, 2007 or 2006.

Valuation of Long-Lived Assets. Long-lived assets such as property and equipment and capitalized software are reviewed for impairment when events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. An impairment loss would be recognized when estimated future undiscounted cash flows expected to result from the use of the asset and its eventual disposition are less than the carrying amount.

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

The Company accounts for its pension and postemployment benefit obligations using actuarial models. The measurement of plan obligations was made as of December 31, 2008. Liabilities are computed using the projected unit credit method. The objective under this method is to expense each participant’s benefits under the plan as they accrue, taking into consideration salary increases and the plan’s benefit allocation formula. Thus, the total pension or postemployment benefit to which each participant is expected to become entitled is broken down into units, each associated with a year of past or future credited service.

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

For the periods after the Separation, income tax expense is provided based on income before income taxes. Deferred income taxes reflect the impact of temporary differences between assets and liabilities recognized for financial reporting purposes and such amounts recognized for tax purposes. These deferred taxes are determined based on the enacted tax rates expected to apply in the periods in which the deferred assets or liabilities are expected to be settled or realized. We recognize tax benefits from uncertain tax positions only if it is more likely than not the tax position will be sustained on examination by taxing authorities, based on the technical merits of the position. The Company records valuation allowances related to its deferred income tax assets when it is more likely than not that some portion or all of the deferred income tax assets will not be realized.

Share-based Compensation. For the periods prior to the Separation, share-based compensation represented the costs related to NCR share-based awards granted to employees of Teradata recognized under the provisions of Statements of Financial Accounting Standards No. 123 (revised 2004) (“SFAS 123R”), Share-Based Payment. NCR selected the modified prospective transition method of implementing SFAS 123R and began recognizing compensation expense for share-based awards granted on or after January 1, 2006, plus any unvested awards granted prior to January 1, 2006.

SFAS 123R requires that all share-based payments to employees, including grants of stock options, be recognized in the financial statements based on their fair value. The fair value of each stock option award on the grant date is estimated using the Black-Scholes option-pricing model with the following assumptions: expected dividend yield, expected stock price volatility, weighted-average risk-free interest rate and weighted average expected term of the options. In connection with the Separation, NCR share-based awards held by Teradata employees were converted to equivalent share-based awards of Teradata Corporation based on the ratio of the Company’s fair market value to NCR and Teradata’s combined fair market value at the time of the Separation. The conversion was accounted for as a modification under the provisions of SFAS 123R, and resulted in no increase in the fair value of the awards. For the periods following the Separation, share-based compensation represents the costs related to Teradata share-based awards.

Under SFAS 123R, the Company’s expected volatility assumption used in the Black-Scholes option-pricing model is based on peer group volatility. The expected term assumption is based on the simplified method in accordance with the SEC’s Staff Accounting Bulletin No. 107 (“SAB 107”). The simplified method is based on the vesting period and contractual term for each vesting tranche of awards. The mid-point between the vesting date and the expiration date is used as the expected term under this method. The risk-free interest rate used in the Black-Scholes model is based on the implied yield curve available on U.S. Treasury zero-coupon issues at the date of grant with a remaining term equal to the Company’s expected term assumption. The Company has never declared or paid a cash dividend and has no current plans to pay cash dividends.

Treasury Stock. Prior to the second quarter of 2008, stock repurchased through the share repurchase programs was retired. Beginning in the second quarter of 2008, stock repurchased through the share repurchase programs was held as treasury stock. Treasury stock is accounted for using the cost method.

Earnings Per Share. Basic earnings per share is calculated by dividing net income by the weighted-average number of shares outstanding during the reported period. The calculation of diluted earnings per share is similar to basic earnings per share, except that the weighted-average number of shares outstanding includes the dilution from potential shares added from stock options, restricted stock awards and other stock awards. For periods prior to the Separation, basic and diluted earnings per share were the same, as no potentially dilutive securities (stock options, restricted shares, etc.) of the Company were outstanding. Refer to Note 6 for share information on the Company’s stock compensation plans.

The components of basic and diluted earnings per share are as follows:

	For the year ended December 31
In millions, except earnings per share	2008	2007	2006
Net income available for common stockholders	$250	$200	$192

Weighted average outstanding shares of common stock	178.1	180.8	180.7
Dilutive effect of employee stock options and restricted stock	1.7	0.5	—

Common stock and common stock equivalents	179.8	181.3	180.7

Earnings per share:
Basic	$1.40	$1.11	$1.06
Diluted	$1.39	$1.10	$1.06

Options to purchase 1.7 million shares of common stock for 2008 and 0.2 million shares of common stock for 2007 were not included in the computation of diluted earnings per share because their exercise prices were greater than the average market price of the common shares and, therefore, the effect would have been anti-dilutive. There were no potential common shares in 2006 as for periods prior to the Separation no potentially dilutive securities (stock options, restricted shares, etc.) of the Company were outstanding.

Reclassifications. Certain prior-year amounts have been reclassified to conform to the 2008 presentation.

Recently Issued Accounting Pronouncements

Statement of Financial Accounting Standards No. 157. In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard (“SFAS”) No. 157 (“SFAS 157”), Fair Value Measurements. This statement defines fair value, establishes a framework for measuring fair value in GAAP and expands disclosures about fair value measurements. SFAS 157 is effective for financial assets and financial liabilities measured at fair value on a recurring basis for fiscal years beginning after November 15, 2007. FASB Staff Position No. FAS 157-2 (“FSP 157-2”), Effective Date of FASB Statement No. 157, deferred the effective date of SFAS 157 for all non-financial assets and non-financial liabilities to fiscal years beginning after November 15, 2008. FASB Staff Position No. FAS 157-3 (“FSP 157-3”), Determining the Fair Value of a Financial Asset When the Market for That Asset is Not Active, which was made effective on issuance on October 10, 2008, clarified the application of SFAS 157 in determining the fair value of financial assets in inactive markets. Refer to Note 10 for additional information related to the adoption of SFAS 157. The adoption of SFAS 157 did not have a material effect on the Consolidated Financial Statements. The Company does not expect the adoption of this Statement for non-financial assets and liabilities to have a material impact on its consolidated financial statements in subsequent reporting periods.

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

FASB Staff Position No. FSP 132(R)-1. In December 2008, the FASB issued FSP 132(R)-1, “Employers’ Disclosures about Postretirement Benefit Plan Assets” (“FSP 132(R)-1”). FSP 132(R)-1 provides guidance on an employer’s disclosures about plan assets of a defined benefit pension or other postretirement plan. FSP 132(R)-1 is effective for fiscal years ending after December 15, 2009. The implementation of this standard will not have a material impact on our consolidated financial position and results of operations.

Note 2 Supplemental Financial Information

	At December 31
In millions	2008	2007
Accounts receivable
Trade	$449	$485
Other	13	27

Accounts receivable, gross	462	512
Less: allowance for doubtful accounts	(11)	(5)

Total accounts receivable, net	$451	$507

Inventories
Finished goods	$22	$29
Service parts	22	22

Total inventories	$44	$51

Other current assets
Current deferred tax assets	$42	$25
Other	36	20

Total other current assets	$78	$45

Property and equipment
Land and improvements	$8	$8
Buildings and improvements	62	61
Machinery and other equipment	179	181

Property and equipment, gross	249	250
Less: accumulated depreciation	(161)	(156)

Total property and equipment, net	$88	$94

Other current liabilities
Income tax payable	$23	$15
Sales and value-added taxes	27	36
Other	53	64

Total other current liabilities	$103	$115

Accumulated other comprehensive income (loss), net of tax
Currency translation adjustments	$29	$25
Actuarial losses and prior service costs on employee benefit plans	(18)	(30)

Total accumulated other comprehensive income (loss)	$11	$(5)

Note 3 Goodwill and Other Intangible Assets

The following table identifies the activity relating to goodwill by operating segment:

In millions	Balance December 31, 2007	Additions	Currency Translation Adjustments	Balance December 31, 2008
Goodwill
Americas	$56	$15	$—	$71
EMEA	10	—	—	10
APJ	24	—	5	29

Total goodwill	$90	$15	$5	$110

The change in goodwill is primarily due to an immaterial acquisition consummated during 2008, as well as changes in foreign currency exchange rates. In the fourth quarter of 2008, in accordance with Statement of Financial

Accounting Standards No. 142 (“SFAS 142”), Goodwill and Other Intangible Assets, the Company performed its annual test of goodwill impairment. No goodwill impairment losses were realized.

The Company’s identifiable intangible assets, reported under Other Assets in the balance sheets, were specifically identified when acquired, and are deemed to have finite lives. The gross carrying amount and accumulated amortization for Teradata’s identifiable intangible assets were as follows:

	Original Amortization Life (in Years)	December 31, 2008		December 31, 2007
In millions		Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Identifiable intangible assets
Intellectual property	1 -10	24	(10)	21	(6)

The aggregate amortization expense (actual and estimated) for identifiable intangible assets for the following periods is:

	Actual 2008	For the year ended (estimated)
In millions		2009	2010	2011	2012	2013
Amortization expense	$5	$4	$4	$3	$2	$1

Note 4 Transactions with NCR

Teradata’s costs and expenses for periods prior to the Separation include allocations from NCR for, among other things, centralized treasury, tax, accounting, legal, internal audit, human resources, severance, pension, public and investor relations, general management, real estate, shared information technology systems, procurement and other statutory functions such as board of directors and centrally managed benefit arrangements. These allocations were determined on a basis that NCR and Teradata considered to be a reasonable reflection of the utilization of services provided to or the benefits received by Teradata. The allocations are based on methods that include such drivers as revenue, headcount, square footage, transaction processing costs and others considered as a reasonable method in relation to the costs being allocated. Allocated costs included in the statements of income were as follows (allocated costs in 2007 include only the nine months ended September 30, 2007):

In millions	2007	2006
Cost of products and services	$27	$39
Selling, general and administrative expenses	63	69
Research and development expenses	6	14

Total allocated operating expenses	$96	$122

NCR and the Company entered into an Interim Services and Systems Replication Agreement, which provides for the provision of certain transitional services by the Company and its subsidiaries to NCR and its subsidiaries, and vice versa. The services include the provision of administrative and other services identified by the parties. The Interim Services and Systems Replication Agreement provided for a term of up to 18 months for such services, which ends in March 2009, and may be extended for an additional six months by mutual agreement of the parties. The pricing is based on actual costs incurred by the party rendering the services plus a fixed percentage.

NCR and the Company also entered into certain other agreements, including the Separation and Distribution Agreement, the Tax Sharing Agreement, the Employee Benefits Agreement and several commercial agreements. The commercial agreements include a network support agreement, service and distributor arrangements, intellectual property agreements, and various real estate arrangements.

Note 5 Income Taxes

For the years ended December 31, income before income taxes consisted of the following:

In millions	2008	2007	2006
Income before income taxes
United States	$190	$198	$214
Foreign	148	124	88

Total income before income taxes	$338	$322	$302

For the years ended December 31, income tax expense consisted of the following:

In millions	2008	2007	2006
Income tax expense
Current
Federal	$8	$30	$80
State and local	5	5	14
Foreign	37	7	30
Deferred
Federal	60	40	(14)
State and local	5	6	(2)
Foreign	(27)	34	2

Total income tax expense	$88	$122	$110

The following table presents the principal components of the difference between the effective tax rate and the U.S. federal statutory income tax rate for the years ended December 31:

In millions	2008	2007	2006
Income tax expense at the U.S. federal tax rate of 35%	35.0%	35.0%	35.0%
Foreign income tax differential	(12.5)%	(6.8)%	0.7%
State and local income taxes	2.0%	2.8%	3.6%
U.S. permanent book/tax differences	0.5%	1.6%	(3.0)%
Rate change	0.0%	3.1%	0.0%
Other, net	1.0%	2.2%	0.1%

Total income tax expense	26.0%	37.9%	36.4%

The tax rate for the year ended December 31, 2008 included a $3 million charge to reflect a change in estimate identified in conjunction with filing the Company’s 2007 U.S. federal tax return. The provision for income taxes for the year ended December 31, 2008 is based on the pre-tax earnings mix by jurisdiction of Teradata and its subsidiaries under the Company’s current structure. For periods prior to the Separation, while the Company was operated as part of NCR, Teradata’s provision for income taxes in certain tax jurisdictions reflected only a portion of the tax benefits related to certain foreign operations’ tax net operating losses due to the uncertainty of the ultimate realization of future benefits from those losses under NCR’s tax structure.

The tax rate for the year ended December 31, 2007 included a $10 million charge relating to a tax rate change in Germany. While the Company was still part of NCR, Teradata’s provision for income taxes reflected only a portion of the tax benefits related to certain foreign operations’ tax net operating losses due to the uncertainty of the ultimate realization of future benefits from those losses under NCR’s structure. In addition to the discrete item described above, the effective tax rate for the year ended December 31, 2007 included a $7 million net adjustment to increase tax expense to correct prior period errors in the calculation of the income tax provision related to intercompany profit elimination. As the impact of this error was not material to any prior periods or to the full-year 2007 financial statements, it was recorded in the second quarter of 2007.

Deferred income tax assets and liabilities included in the balance sheets at December 31 were as follows:

In millions	2008	2007
Deferred income tax assets
Property and equipment	$3	$8
Employee pensions and other benefits	35	33
Other balance sheet reserves and allowances	14	11
Deferred revenue	20	7
Tax loss and credit carryforwards	6	4
Capitalized research and development	94	120
Goodwill	9	6

Total deferred income tax assets	181	189
Valuation allowance	—	(5)

Net deferred income tax assets	181	184

Deferred income tax liabilities
Capitalized software	27	18
Other	3	2

Total deferred income tax liabilities	30	20

Total net deferred income tax assets	$151	$164

As of December 31, 2008, Teradata had net operating loss carryforwards in the United States and certain foreign jurisdictions of approximately $3 million (tax effected) and U.S. foreign tax credit carryforwards of $3 million, which will be available to offset future taxable income and tax liabilities, respectively. The carryforwards will begin expiring beginning in 2013 with some amounts being carried forward indefinitely.

The Company’s intention is to permanently reinvest its foreign earnings outside of the United States. As a result, the effective tax rates in the periods presented are largely based upon the forecasted pre-tax earnings mix and allocation of certain expenses in various taxing jurisdictions where the Company conducts its business that apply a broad range of statutory income tax rates. At December 31, 2008 the Company had not provided federal income taxes on earnings of approximately $266 million from its foreign subsidiaries. Should these earnings be distributed in the form of dividends or otherwise, the Company would be subject to both U.S. income taxes and withholding taxes in various international jurisdictions. These taxes could potentially be partially offset by U.S. foreign tax credits. Determination of the amount of unrecognized deferred U.S. tax liability is not practical because of the complexities associated with this hypothetical calculation.

The Company adopted FASB Interpretation No. 48 (“FIN 48”), Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109, on January 1, 2007. Under FIN 48, the Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The Company reflects any interest and penalties recorded in connection with its uncertain tax positions as a component of income tax expense. The adoption of FIN 48 did not materially impact our results of operations or net assets. In accordance with the Tax Sharing Agreement between NCR and Teradata, NCR is responsible for all taxes reported on any separate or joint return of NCR which may also include Teradata for periods prior to the Separation. As of December 31, 2008, the Company has recorded $1 million of unrecognized tax benefits.

Note 6 Employee Share-based Compensation Plans

The Company recorded stock-based compensation expense for the years ended December 31 as follows:

In millions	2008	2007	2006
Stock options	$8	$6	$5
Restricted stock	13	11	4

Total stock-based compensation (pre-tax)	21	17	9
Tax benefit	(7)	(6)	(3)

Total stock-based compensation, net of tax	$14	$11	$6

For the periods prior to the Separation, share-based compensation represents the costs related to NCR share-based awards granted to employees of Teradata recognized under the provisions of SFAS 123R. In connection with the Separation on September 30, 2007, NCR share-based awards held by approximately 400 Teradata employees were converted to equivalent share-based awards of Teradata Corporation based on the ratio of the Company’s fair market value to NCR and Teradata’s combined fair market value at the time of the Separation. The conversion was accounted for as a modification under the provisions of SFAS 123R, and resulted in no increase in the fair value of the awards. As of December 31, 2008, the Company’s primary types of share-based compensation were stock options, restricted stock and restricted stock units.

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

The Teradata Corporation 2007 Stock Incentive Plan (the “Teradata SIP”) was adopted by Teradata’s Board of Directors on September 6, 2007, after having been approved by NCR International, Inc., as sole stockholder of Teradata, on August 14, 2007. The Teradata SIP, as amended, is being submitted to stockholders for approval at the Company’s 2009 Annual Meeting of Stockholders. Stock options granted under the Teradata SIP contain similar terms and conditions as those granted under the NCR SIP, including terms no longer than 10 years, and exercise prices not less than the fair market value of Teradata common stock on the date of grant. Grants generally have a four-year vesting period. A total of 20 million shares are authorized to be issued under the Teradata SIP. New shares of the Company’s common stock are issued as a result of the vesting of restricted stock and restricted stock units as well as stock option exercises.

For the years ended December 31, 2008 and 2007, the weighted-average fair value of options granted for Teradata awards was $5.08 and $12.99, respectively. For the years ended December 31, 2007 and 2006, the weighted-average fair value of NCR options granted was $17.03 and $15.66, respectively. The fair value of each option award on the grant date was estimated using the Black-Scholes option-pricing model with the following assumptions:

	Teradata		NCR
	2008	2007	2007	2006
Dividend yield	—	—	—	—
Risk-free interest rate	1.90%	4.30%	4.52%	4.58%
Expected volatility	33.3%	39.7%	32.5%	34.9%
Expected term (years)	6.3	6.3	5.0	5.3

Prior to the Separation, expected volatility incorporated a blend of both historical volatility of NCR’s stock over a period equal to the expected term of the options and implied volatility from traded options on NCR’s stock, as NCR management believed this was more representative of prospective trends. NCR used historical data to estimate option exercise and employee termination within the valuation model. Subsequent to the Separation, the expected volatility assumption was based on peer group volatility, and the expected term assumption is based on the simplified method in accordance with the SEC’s Staff Accounting Bulletin No. 107 (“SAB 107”). The simplified method is based on the vesting period and contractual term for each vesting tranche of awards. The mid-point between the vesting date and the expiration date is used as the expected term under this method. The risk-free interest rate for periods within the contractual life of the option is based on the five-year U.S. Treasury yield curve in effect at the time of grant.

The following table summarizes the Company’s stock option activity for the year ended December 31, 2008:

Shares in thousands	Shares Under Option	Weighted- Average Exercise Price per Share	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in millions)
Outstanding at January 1, 2008	6,039	$16.22	6.0	$68
Granted	3,965	$13.90
Exercised	(355)	$10.80
Canceled	(30)	$11.05
Forfeited	(28)	$24.71

Outstanding at December 31, 2008	9,591	$15.46	7.1	$18
Fully vested and expected to vest at December 31, 2008	9,464	$15.43	7.1	$18
Exercisable at December 31, 2008	4,286	$13.74	4.3	$14

The total intrinsic value of options exercised was $4 million in 2008, $9 million in 2007 and $21 million in 2006. Cash received by the Company from option exercises under all share-based payment arrangements was $4 million in 2008 and $1 million in 2007 (following the Separation). The tax benefit realized from these exercises was $1 million in 2008 and $1 million in 2007. As of December 31, 2008, there was $31 million of total unrecognized compensation cost related to unvested stock option grants. That cost is expected to be recognized over a weighted-average period of 2.1 years.

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

The Teradata SIP provides for the issuance of restricted stock, as well as restricted stock units. Grants under the Teradata SIP consist of both service-based and performance-based awards. Service-based awards typically vest over a three- to four-year period beginning on the effective date of grant. These grants are not subject to future performance measures. The cost of these awards, determined to be the fair market value at the date of grant, is expensed ratably over the vesting period. For substantially all restricted stock grants, at the date of grant, the recipient has all rights of a stockholder, subject to certain restrictions on transferability and a risk of forfeiture. A recipient of restricted stock units does not have the rights of a stockholder and is subject to restrictions on transferability and risk of forfeiture. Performance-based grants are subject to future performance measurements over a one- to three-year period. All performance-based shares will become vested at the end of the performance period provided the employee is continuously employed by the Company and applicable performance measures are met. The fair value of each performance-based award is determined on the grant date, based on the Company’s stock price, and assumes that performance targets will be achieved. Over the performance period, the number of shares of stock that will be issued is adjusted upward or downward based upon management’s assessment of the probability of achievement of performance targets. The ultimate number of shares issued and the related compensation cost recognized as expense will be based on a comparison of the final achievement of performance metrics to the specified targets.

The following table reports restricted stock and restricted stock unit activity during the year ended December 31, 2008:

Shares in thousands	Number of Shares	Weighted- Average Grant Date Fair Value per Share
Unvested shares at January 1, 2008	1,460	$23.91
Granted	302	$15.58
Vested and distributed	(569)	$20.89
Forfeited/canceled	(40)	$27.17

Unvested shares at December 31, 2008	1,153	$24.11

The total intrinsic value of shares vested and distributed was $12 million in 2008, $7 million in 2007 and $3 million in 2006. As of December 31, 2008, there was $15 million of unrecognized compensation cost related to unvested restricted stock grants. The unrecognized compensation cost is expected to be recognized over a remaining weighted-average period of 1.6 years.

The following table represents the composition of Teradata restricted stock grants in 2008:

Shares in thousands	Number of Shares	Weighted- Average Grant Date Fair Value
Service-based shares	297	$15.49
Performance-based shares	5	$20.97

Total stock grants	302	$15.58

Other Share-based Plans

The Company’s employee stock purchase program (“ESPP”) was adopted by Teradata’s Board of Directors on September 6, 2007, after having been approved by NCR International, Inc., as sole stockholder of Teradata, on August 14, 2007. The plan became effective on October 1, 2007. The plan provides eligible employees of Teradata and its designated subsidiaries an opportunity to purchase the Company’s common stock at a discount to the average of the highest and lowest sale prices on the last trading day of each month. The ESPP discount is 5% of the average market price. As a result, this plan was considered non-compensatory under SFAS 123R. Employees may authorize payroll deductions of up to 10% of eligible compensation for common stock purchases. A total of 4 million shares were authorized to be issued under the ESPP. No purchases were made under the ESPP in 2007, as the first enrollment period began after December 31, 2007. Employees purchased approximately 0.3 million shares in 2008 for approximately $5 million.

Note 7 Employee Benefit Plans

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

Pension and postemployment benefit costs for the years ended December 31 were as follows:

	2008		2007		2006
In millions	Pension	Postemployment	Pension	Postemployment	Pension	Postemployment
Service cost	$7	$5	$2	$1	$—	$—
Interest cost	4	3	1	1	—	—
Expected return on plan assets	(3)	—	(1)	—	—	—
Settlement charge	1	—	—	—	—	—
Employee contributions	(1)	—	—	—	—	—
Amortization of actuarial loss	—	3	1	1	—	—
Pre-Separation allocation from NCR	—	—	6	12	23	16

Total costs	$8	$11	$9	$15	$23	$16

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

	Pension		Postemployment
In millions	2008	2007	2008	2007
Change in benefit obligation
Benefit obligation at January 1	$97	$—	$53	$—
Obligation transferred from NCR	—	91	—	50
Service cost	5	2	5	1
Interest cost	4	1	3	1
Plan participant contributions	1	—	—	—
Amendments	(3)	—	1	—
Actuarial gain	(5)	—	(23)	(2)
Other	(8)	—	—	2
Benefits paid	(5)	(1)	(4)	(1)
Currency translation adjustments	3	4	1	2

Benefit obligation at December 31	89	97	36	53

Change in plan assets
Fair value of plan assets at January 1	56	—	—	—
Fair value of plan assets transferred from NCR	—	50	—	—
Actuarial return on plan assets	(18)	1	—	—
Company contributions	8	3	—	—
Benefits paid	(5)	(1)	—	—
Currency translation adjustments	—	2	—	—
Other	(6)	—	—	—
Plan participant contribution	1	1	—	—

Fair value of plan assets at December 31	36	56	—	—

Funded status	$(53)	$(41)	$(36)	$(53)

Amounts Recognized in the Balance Sheet
Noncurrent assets	$—	$2	$—	$—
Current liabilities	—	(1)	(6)	(7)
Noncurrent liabilities	(53)	(42)	(30)	(46)

Net amounts recognized	$(53)	$(41)	$(36)	$(53)

Amounts Recognized in Accumulated Other Comprehensive Income
Net actuarial loss	$25	$14	$3	$28
Prior service (credit)/cost	(3)	1	—	(1)

Total	$22	$15	$3	$27

The accumulated pension benefit obligation as of December 31, 2008, was $82 million. For pension plans with accumulated benefit obligations in excess of plan assets, the projected benefit obligation, accumulated benefit obligation and fair value of assets were $85 million, $79 million and $32 million, respectively, at December 31, 2008.

The following table presents the pre-tax net changes in projected benefit obligations recognized in other comprehensive income during 2008:

In millions	Pension	Postemployment
Actuarial loss/(gain) arising during the year	$12	$(22)
Amortization of loss included in net periodic benefit cost	—	(3)
Prior service (credit)/cost arising during the year	(4)	1
Recognition of loss due to settlement	(1)	—

Total recognized in other comprehensive loss/(income)	$7	$(24)

At December 31, 2008, Teradata reduced the involuntary turnover assumption used in calculating its postemployment benefit obligation from 3% to 2% to reflect the Company’s prior experience. This change in assumption reduced the Company’s postemployment benefit obligation by $18 million and is included in the actuarial (gain)/loss shown above.

The weighted-average rates and assumptions used to determine benefit obligations at December 31, 2008 and 2007, and net periodic benefit cost for the year ended December 31, 2008 and 2007, were as follows:

	Pension Benefit Obligations		Pension Benefit Cost
	2008	2007	2008	2007
Discount rate	4.2%	4.7%	4.7%	4.5%
Rate of compensation increase	3.2%	3.3%	3.3%	3.2%
Expected return on plan assets	—	—	6.2%	5.2%

	Postemployment Benefit Obligations		Postemployment Benefit Cost
	2008	2007	2008	2007
Discount rate	4.8%	5.0%	5.0%	5.0%
Rate of compensation increase	3.7%	3.8%	3.8%	3.8%
Involuntary turnover rate	2.0%	3.0%	3.0%	3.0%

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

The discount rate used to determine year-end 2008 U.S. benefit obligations was derived by matching the plans’ expected future cash flows to the corresponding yields from the Citigroup Pension Discount Curve. This yield curve has been constructed to represent the available yields on high-quality fixed-income investments across a broad range of future maturities. International discount rates were determined by examining interest rate levels and trends within each country, particularly yields on high-quality long-term corporate bonds, relative to our future expected cash flows.

Gains and losses have resulted from changes in actuarial assumptions and from differences between assumed and actual experience, including, among other items, changes in discount rates and differences between actual and assumed asset returns. These gains and losses (except those differences being amortized to the market-related value) are only amortized to the extent that they exceed 10% of the higher of the market-related value or the projected benefit obligation of each respective plan. As a result, unrecognized net losses of $1 million, and an immaterial amount of prior service credits are expected to be amortized during fiscal 2009.

Plan Assets. The weighted-average asset allocations at December 31, 2008 and 2007, by asset category are as follows:

	Actual Asset Allocation As of December 31		2008 Target Asset Allocation
	2008	2007
Equity securities	50%	58%	50%
Debt securities	13%	28%	13%
Real estate	2%	10%	3%
Other	35%	4%	34%

Total	100%	100%	100%

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

Cash Flows Related to Employee Benefit Plans

Cash Contributions. The Company plans to contribute approximately $9 million to the international pension plans in 2009 and $6 million to postemployment benefit obligations.

Estimated Future Benefit Payments. The Company expects to make the following benefit payments reflecting past and future service from its pension and postemployment plans:

	Pension Benefits	Postemployment Benefits
In millions
Year
2009	$8	$6
2010	$7	$6
2011	$7	$5
2012	$8	$5
2013	$7	$5
2014-2018	$36	$23

Savings Plans. U.S. employees and many international employees participate in defined contribution savings plans. These plans generally provide either a specified percent of pay or a matching contribution on participating employees’ voluntary elections. The Company’s matching contributions typically are subject to a maximum percentage or level of compensation. Employee contributions can be made pre-tax, after-tax or a combination thereof. The expense for the U.S. savings plan was approximately $15 million in 2008 and $11 million in 2007. The expense for international subsidiary savings plans was $10 million in 2008 and $6 million in 2007. The combined expense under U.S. and international savings plans was $12 million in 2006. Certain of these amounts represent contributions made by NCR to the defined contribution savings plans in periods prior to the Separation.

Note 8 Derivative Instruments and Hedging Activities

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

All derivatives are recognized in the Consolidated Balance Sheet at their fair value. The fair values of foreign exchange contracts are based on market spot and forward exchange rates and represent estimates of possible value that may not be realized in the future. Changes in the fair value of derivative financial instruments, along with the loss or gain on the hedged asset or liability, are recorded in current period earnings. The notional amounts represent agreed-upon amounts on which calculations of dollars to be exchanged are based, and are an indication of the extent of Teradata’s involvement in such instruments. These notional amounts do not represent amounts exchanged by the parties and, therefore, are not a measure of the instruments. Across its portfolio of contracts, Teradata has both long and short positions relative to the U.S. dollar. As a result, Teradata’s net involvement is less than the total contract notional amount of the Company’s foreign exchange forward contracts.

At December 31, 2008, the contract notional amount of the Company’s foreign exchange forward contracts was $77 million ($46 million on a net basis). At December 31, 2008, the Company had a net liability of approximately $1 million for its active foreign exchange forward contracts, which was recorded in the other current liabilities section of its consolidated balance sheet. The fair value derivative assets and liabilities recorded in other current assets and accrued liabilities at December 31, 2007, were not material.

The aggregate net foreign currency transaction losses (gains) in 2008, 2007 and 2006 were not material to the results of operations. The aggregate foreign currency transaction amounts include the gains/losses on the Company’s foreign currency fair value hedges for all periods presented.

Note 9 Commitments and Contingencies

In the normal course of business, the Company is subject to proceedings, lawsuits, claims and other matters, including those that relate to the environment, health and safety, employee benefits, export compliance, intellectual property, tax matters, and other regulatory compliance and general matters, including those described below.

The Company is subject to governmental investigations and requests for information from time to time. As previously reported, the United States Department of Justice is conducting an investigation regarding the propriety of the Company’s arrangements or understandings with others in connection with certain federal contracts and the adequacy of certain disclosures related to such contracts. The investigation arises in connection with civil litigation in federal district court filed under the qui tam provisions of the civil False Claims Act against a number of information technology companies, including the Company. The complaints against the Company remain under seal. The Company is conducting its own internal investigation focusing on the propriety of certain transactions under federal programs under which Teradata was a contractor. The Company has shared evidence with the Justice Department of questionable conduct that the Company has uncovered and intends to continue to cooperate with the Justice Department in its investigation. The Company has recorded a reserve of approximately $2 million related to the current best estimate of potential liability relating to this matter.

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

The Company believes the amounts provided in its financial statements are adequate in light of the probable and estimable liabilities. However, because such matters are subject to many uncertainties, the outcomes are not predictable and there can be no assurances that the actual amounts required to satisfy alleged liabilities from the matter described above and other matters, and to comply with applicable laws and regulations, will not exceed the amounts reflected in the Company’s financial statements or will not have a material adverse effect on its results of operations, financial condition or cash flows. Any costs that may be incurred in excess of those amounts provided as of December 31, 2008, cannot currently be reasonably determined at this time.

Guarantees and Product Warranties. Periodically, the Company’s customers enter into various leasing arrangements coordinated with a leasing partner. In some instances, the Company guarantees the leasing partner a minimum value at the end of the lease term on the leased equipment. As of December 31, 2008, the maximum future payment obligation of this guaranteed value and the associated liability balance was $4 million.

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

The following table identifies the activity relating to the warranty reserve for the years ended December 31:

In millions	2008	2007	2006
Warranty reserve liability
Beginning balance at January 1	$6	$8	$7
Accruals for warranties issued	13	13	12
Settlements (in cash or kind)	(13)	(15)	(11)

Balance at end of period	$6	$6	$8

The Company also offers extended and/or enhanced coverage to its customers in the form of maintenance contracts. The Company accounts for these contracts by deferring the related maintenance revenue over the extended and/or enhanced coverage period. Amounts associated with these maintenance contracts are not included in the table above.

In addition, the Company provides its customers with certain indemnification rights. In general, the Company agrees to indemnify the customer if a third party asserts patent or other infringement on the part of the customer for its use of the Company’s products. The Company has entered into indemnification agreements with the officers and directors of its subsidiaries. From time to time, the Company also enters into agreements in connection with its acquisition and divesture activities that include indemnification obligations by the Company. The fair value of these indemnification obligations is not readily determinable due to the conditional nature of the Company’s potential obligations and the specific facts and circumstances involved with each particular agreement, and as such the Company has not recorded a liability in connection with these indemnifications. Historically, payments made by the Company under these types of agreements have not had a material effect on the Company’s consolidated financial condition, results of operations or cash flows.

Leases. Teradata conducts certain of its sales and administrative operations using leased facilities, the initial lease terms of which vary in length. Many of the leases contain renewal options and escalation clauses that are not material to the overall lease portfolio. Future minimum operating lease payments and committed subleases, in millions, under non-cancelable leases as of December 31, 2008, for the following fiscal years were:

In millions	Total Amounts	2009	2010	2011	2012	2013

Operating lease obligations	$52	$16	$12	$11	$9	$4
Sublease rentals	(14)	(5)	(4)	(3)	(2)	—

Total committed operating leases less sublease rentals	$38	$11	$8	$8	$7	$4

The Company’s actual rental expense was $18 million, $7 million and $2 million for the years ended December 31, 2008, 2007 and 2006, respectively. The Company had no contingent rentals for these periods, but received sublease rental income of $5 million, $4 million and $4 million for the years ended December 31, 2008, 2007 and 2006, respectively.

Concentrations of Risk. The Company is potentially subject to concentrations of credit risk on accounts receivable and financial instruments such as hedging instruments, and cash and cash equivalents. Credit risk includes the risk of nonperformance by counterparties. The maximum potential loss may exceed the amount recognized on the balance sheet. Exposure to credit risk is managed through credit approvals, credit limits, selecting major international financial institutions (as counterparties to hedging transactions) and monitoring procedures. Teradata’s business often involves large transactions with customers, and if one or more of those customers were to default in its obligations under applicable contractual arrangements, the Company could be exposed to potentially significant losses. However, management believes that the reserves for potential losses were adequate at December 31, 2008 and 2007.

The Company is also potentially subject to concentrations of supplier risk. Our hardware components are assembled exclusively by Flextronics Corporation. Flextronics procures a wide variety of components used in the manufacturing process on our behalf. Although many of these components are available from multiple sources, the Company utilizes preferred supplier relationships to better ensure more consistent quality, cost and delivery. Typically, these preferred suppliers maintain alternative processes and/or facilities to ensure continuity of supply. Given the Company’s strategy to outsource its manufacturing activities to Flextronics and to source certain components from single suppliers, a disruption in production at Flextronics or at a supplier could impact the timing of customer shipments.

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

The Company’s assets and liabilities measured at fair value on a recurring basis include money market funds and foreign currency exchange contracts. A portion of the Company’s excess cash reserves are held in money market funds which generate interest income based on the prevailing market rates. Money market funds are included in cash and cash equivalents in the Company’s balance sheet. Money market fund holdings are measured at fair value using quoted market prices and are classified within Level 1 of the valuation hierarchy. When deemed appropriate, the Company minimizes its exposure to changes in foreign currency exchange rates through the use of derivative financial instruments, specifically, forward foreign exchange contracts. The fair value of these contracts are measured at the end of each interim reporting period using observable inputs other than quoted prices. As such, these derivative instruments are classified within Level 2 of the valuation hierarchy. Fair value gains for open contracts are recognized as assets and fair value losses are recognized as liabilities. The foreign exchange currency contracts in effect had a net fair value loss of approximately $1 million, and no net fair value gain. Any gains and losses would be mitigated by corresponding gains on the underlying exposures. The Company’s short-term investments consist of bank time deposits with original maturities between three months and one year. These assets are not measured at fair value on a recurring basis and as such are not included in the table below.

The Company’s assets measured at fair value on a recurring basis subject to the disclosure requirements of SFAS 157 at December 31, 2008 were as follows:

	December 31, 2008	Fair Value Measurements at Reporting Date Using
In millions		Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Money market funds	$288	$288	$—	$—

Total Assets	$288	$288	$—	$—

Liabilities
Foreign exchange currency contracts	$1	$—	$1	$—

Total Liabilities	$1	$—	$1	$—

Note 11 Segment, Other Supplemental Information and Concentrations

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

The following table presents regional segment revenue and segment gross margin for the Company for the years ended December 31:

In millions	2008	% of Revenue	2007	% of Revenue	2006	% of Revenue
Revenue
Americas (1)	$984	56%	$964	57%	$920	60%
EMEA	451	26%	424	25%	360	23%
APJ	327	18%	314	18%	267	17%

Total revenue	1,762	100%	1,702	100%	1,547	100%

Segment gross margin
Americas	557	57%	554	57%	539	59%
EMEA	234	52%	205	48%	166	46%
APJ	158	48%	157	50%	124	46%

Total gross margin	949	54%	916	54%	829	54%

Selling, general and administrative expenses	508	29%	470	28%	410	27%
Research and development expenses	108	6%	126	7%	117	8%

Total income from operations	$333	19%	$320	19%	$302	20%

(1)	The Americas region includes revenue from the United States of $894 million in 2008, $884 million in 2007 and $849 million in 2006.

The following table presents revenue by product and services revenue for the Company for the years ended December 31:

In millions	2008	2007	2006
Products (software and hardware)(1)	$849	$884	$807
Professional and installation-related services	485	451	404

Total solution	1,334	1,335	1,211
Support services	428	367	336

Total revenue	$1,762	$1,702	$1,547

(1)

Our data warehousing software and hardware products are often sold and delivered together in the form of a “node” of capacity as an integrated technology solution. Accordingly, it is impracticable to provide the breakdown of revenue from various types of software and hardware products.

The following table presents property and equipment by geographic area at December 31:

In millions	2008	2007
United States	$75	$80
Americas (excluding United States)	1	1
EMEA	4	3
APJ	8	10

Property and equipment, net	$88	$94

Concentrations. No single customer accounts for more than 10% of the Company’s revenue. As of December 31, 2008, the Company is not aware of any significant concentration of business transacted with a particular customer that could, if suddenly eliminated, have a material adverse effect on the Company’s operations. The Company also has no concentration of available sources of labor, services, licenses or other rights that could, if suddenly eliminated, have a material adverse effect on its operations.

Note 12 Quarterly Information (unaudited)

In millions, except per share amounts	First	Second	Third	Fourth
2008
Total revenues	$375	$455	$439	$493
Gross margin	$194	$249	$237	$269
Operating income	$53	$92	$86	$102
Net income	$42	$69	$60	$79
Net income per share:
Basic	$0.23	$0.38	$0.34	$0.45
Diluted	$0.23	$0.38	$0.33	$0.45

2007
Total revenues	$367	$430	$439	$466
Gross margin	$196	$230	$229	$261
Operating income	$70	$88	$66	$96
Net income	$43	$49	$29	$79
Net income per share:
Basic	$0.24	$0.27	$0.16	$0.44
Diluted	$0.24	$0.27	$0.16	$0.43

Item 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

Item 9A.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Teradata maintains a system of disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”)) that are designed to provide reasonable assurance that information required to be disclosed in its reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, including, as appropriate, the chief executive officer and the chief financial officer, to allow timely decisions regarding required disclosures. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives.

Based on their evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective to provide reasonable assurance as of December 31, 2008.

Management’s Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as such term is defined in Rule 13a-15(f) under the Exchange Act. Teradata’s internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree or compliance with the policies or procedures may deteriorate.

Management assessed the effectiveness of Teradata’s internal control over financial reporting as of the end of the period covered by this report. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control – Integrated Framework. Based on our assessment and those criteria, management concluded that Teradata’s internal control over financial reporting was effective as of December 31, 2008.

Teradata’s independent registered public accounting firm has issued their report on the effectiveness of Teradata’s internal control over financial reporting, which appears in this Annual Report.

Changes in Internal Control over Financial Reporting

As discussed below, there were changes in our internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, that occurred during the quarter ended December 31, 2008, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

As of December 31, 2007, we identified a material weakness in our internal control over financial reporting with respect to the accounting for revenue transactions involving resellers. Specifically, effective controls did not exist to ensure the accuracy of revenue recognized on sales to resellers for which fees were not fixed or determinable. Throughout 2008, we implemented measures designed to remediate this material weakness.

During 2008, including the fourth quarter, we continued to implement procedures intended to remediate this material weakness and to generally improve our control processes and procedures with respect to revenue recognition. These activities included:

•	conducting end-to-end reviews of our customer contract process,

•	evaluating, designing and implementing, as appropriate, new procedures and controls with respect to revenue recognition,

•	conducting additional training on revenue recognition for appropriate personnel, and

•	evaluating the proper organizational structure, including hiring a sufficient compliment of personnel with the requisite knowledge and expertise of revenue recognition accounting standards under GAAP.

In particular, our remediation plan was designed so that revenue transactions with non-standard terms and conditions are identified and undergo more comprehensive review by our internal personnel.

Management evaluated the operating effectiveness of the remediation procedures through 2008 and concluded that as of December 31, 2008, the Company has remediated the previously reported material weakness in internal control over financial reporting with respect to the accounting for revenue transactions involving resellers.

Item 9B.	OTHER INFORMATION

None.

PART III

Item 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information required to be included in Part III Item 10 is set forth under the captions “Election of Directors” and “Additional Information Concerning the Board of Directors” in Teradata’s definitive Proxy Statement to be filed with the SEC in connection with the Company’s Annual Meeting of Stockholders to be held April 28, 2009 (the “2009 Proxy Statement”) and incorporated herein by reference.

The following table sets forth the information as of January 31, 2009 regarding the individuals who are serving as our executive officers.

Name	Age	Position(s)
Michael Koehler	56	President and Chief Executive Officer
Stephen Scheppmann	53	Executive Vice President and Chief Financial Officer
Saundra Davis	45	Vice President, Human Resources
Robert Fair	46	Executive Vice President, Global Field Operations
Daniel Harrington	45	Executive Vice President, Technology and Support Services
Bruce Langos	55	Chief Operations Officer
Darryl McDonald	50	Chief Marketing Officer
Laura Nyquist	55	General Counsel and Secretary

Michael Koehler. Mr. Koehler is President and Chief Executive Officer of Teradata. Previously, Mr. Koehler served as Senior Vice President, Teradata Division of NCR from 2003 to 2007. From September 2002 until March 2003, he was the Interim Teradata Division Leader, Teradata Division. From 1999 to 2002, Mr. Koehler was Vice President, Global Field Operations, Teradata Division, and held management positions of increasingly greater responsibility at NCR prior to that time. He joined our board in August 2007.

Stephen Scheppmann. Stephen Scheppmann has served as Executive Vice President and Chief Financial Officer of Teradata since September 4, 2007. He served as Executive Vice President and Chief Financial Officer of Per-Se Technologies, Inc., a leading provider of administrative healthcare industry services, from May 2006 until May 2007, following the completion of that company’s acquisition. From 2000 to May 2006, Mr. Scheppmann served as Executive Vice President and Chief Financial Officer for NOVA Information Systems, Inc., and, from 1988 to 2000, he was Senior Vice President and Chief Financial Officer of Larson-Juhl, Inc. Since January 2006, Mr. Scheppmann has served as a member of the Board of Directors of eResearch Technology, Inc., a publicly-traded biotechnical services and technology company, and has been chairman of its Audit Committee since April 2006.

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

Information required to be included in Part III Item 11 is set forth under the captions “Executive Compensation,” “Compensation and Human Resource Committee” and “Board Compensation and Human Resource Committee Report on Executive Compensation” in Teradata’s 2009 Proxy Statement and incorporated herein by reference.

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information required to be included in Part III Item 12 is set forth under the captions “Stock Ownership” and “Equity Compensation Plan Information” in Teradata’s 2009 Proxy Statement and incorporated herein by reference.

Item 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information required to be included in Part III Item 13 is set forth under the captions “Related Person Transactions” and “Corporate Governance” in Teradata’s 2009 Proxy Statement and incorporated herein by reference.

Item 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

Information required to be included in Part III Item 14 is set forth under the caption “Fees Paid to Independent Registered Public Accounting Firm” in Teradata’s 2009 Proxy Statement and incorporated herein by reference.

PART IV

Item 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a) Index

1. Financial Statements: The consolidated financial statements of the Company and the Report of Independent Registered Public Accounting Firm as set forth in Part II, Item 8 of this Annual Report:

2. Financial Statement Schedule: Financial Statement Schedule II – Valuation and Qualifying Accounts is included in this Annual Report on page 73. All other schedules are not required under the related instructions or are not applicable.

3. Exhibits: See Index of Exhibits below for a listing of all exhibits to this Annual Report.

(b) Exhibits identified in parentheses below, on file with the SEC, are incorporated herein by reference as exhibits hereto.

Reference Number per Item 601 of Regulation S-K	Description
2.1	Form of Separation and Distribution Agreement between Teradata Corporation and NCR Corporation (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K dated September 11, 2007).

3.1	Amended and Restated Certificate of Incorporation of Teradata Corporation as amended and restated on September 24, 2007 (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K dated September 25, 2007).

3.2	Second Amended and Restated Bylaws of Teradata Corporation, as amended and restated on December 2, 2008 (incorporated by reference to Exhibit 3.2 to the Current Report on Form 8-K dated December 8, 2008).

4.1	Common Stock Certificate of Teradata Corporation (incorporated by reference to Exhibit 4.1 to the Quarterly Report on Form 10-Q dated November 13, 2007).

10.1	Form of Tax Sharing Agreement between Teradata Corporation and NCR Corporation (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by NCR Corporation on September 25, 2007).

10.2	Form of Interim Services and Systems Replication Agreement between Teradata Corporation and NCR Corporation (incorporated by reference to Exhibit 10.2 to the Registration Statement on Form 10 dated August 21, 2007 (the “Registration Statement on Form 10”)).

10.3	Form of Employee Benefits Agreement between Teradata Corporation and NCR Corporation (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed by NCR Corporation on September 25, 2007).

10.4	Form of Exclusive Patent Agreement (incorporated by reference to Exhibit 10.4 to the Registration Statement on Form 10).

10.5	Form of Patent License Agreement (incorporated by reference to Exhibit 10.5 to the Registration Statement on Form 10).

10.6	Form of Technology Agreement (incorporated by reference to Exhibit 10.6 to the Registration Statement on Form 10).

10.7*	Teradata Corporation Employee Stock Purchase Plan (incorporated by reference to Exhibit 4.1 to the Registration Statement on Form S-8 dated September 28, 2007).

10.7.1*	First Amendment to Teradata Corporation Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.7 to the Quarterly Report on Form 10-Q dated August 14, 2008).

10.8*	Teradata Corporation Management Incentive Plan (incorporated by reference to Exhibit 10.9 to the Registration Statement on Form 10).

10.9*	Amended and Restated Teradata Change in Control Severance Plan, dated October 7, 2008 (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K dated October 13, 2008).

10.10*	Amended and Restated Teradata Corporation 2007 Stock Incentive Plan, dated February 3, 2009 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K dated February 9, 2009).

10.11*	Form of Stock Option Agreement under the Teradata Corporation 2007 Stock Incentive Plan for awards granted in 2007 (incorporated by reference to Exhibit 10.11 to the Registration Statement on Form 10).

10.11.1*	Form of 2008 Stock Option Agreement under the Teradata Corporation 2007 Stock Incentive Plan (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K dated November 30, 2007).

10.11.2*	Form of 2007 Restricted Stock Unit Agreement under the Teradata Corporation 2007 Stock Incentive Plan (incorporated by reference to Exhibit 10.11.2 to the to the Annual Report on Form 10-K dated March 3, 2008).

10.11.3*	Form of 2008 Restricted Stock Unit Agreement under the Teradata Corporation 2007 Stock Incentive Plan (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K dated November 30, 2007).

10.11.4*	Form of 2007 Performance Based Restricted Stock Unit Agreement under the Teradata 2007 Stock Incentive Plan (incorporated by reference to Exhibit 10.11.4 to the Annual Report on Form 10-K dated March 3, 2008).

10.11.5*	Form of Performance-Based Restricted Stock Agreement under the Teradata 2007 Stock Incentive Plan (incorporated by reference to Exhibit 10.15 to the Teradata Corporation Registration Statement filed on Amendment No. 2 to Form 10 dated August 21, 2007).

10.11.6*	Form of 2008 Performance-Based Restricted Stock Unit Agreement under the Teradata Corporation 2007 Stock Incentive Plan (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K dated November 30, 2007).

10.11.7*	Amendment to form of Restricted Stock Unit and Performance-Based Restricted Stock Unit Agreements under the Amended and Restated Teradata Corporation 2007 Stock Incentive Plan (incorporated by reference to Exhibit 10.5 to the Current Report on Form 8-K dated October 13, 2008).

10.11.8*	Form of Stock Option Agreement Under the Teradata Corporation 2007 Stock Incentive Plan (Non-Statutory Stock Option), approved on December 2, 2008.

10.11.9*	Form of Restricted Stock Unit Agreement Under the Teradata Corporation 2007 Stock Incentive Plan, approved on December 2, 2008.

10.11.10	Form of 2007 Director Option Grant Statement (Non-Statutory Stock Option) (incorporated by reference to Exhibit 10.11.6 to the Annual Report on Form 10-K dated March 3, 2008).

10.11.11	Form of 2007 Director Restricted Stock Unit Grant Statement (incorporated by reference to Exhibit 10.11.7 to the Annual Report on Form 10-K dated March 3, 2008).

10.11.12	Teradata Corporation Director Compensation Program, effective as of October 1, 2007, as amended and restated as of April 28, 2008 (incorporated by reference to Exhibit 10.4 to the Quarterly Report on Form 10-Q dated May 15, 2008).

10.11.13	Form of 2008 Director Option Grant Statement (Non-Statutory Stock Option) under the Teradata Corporation 2007 Stock Incentive Plan (incorporated by reference to Exhibit 10.5 to the Quarterly Report on Form 10-Q dated May 15, 2008).

10.11.14	Form of 2008 Director Restricted Stock Unit Grant Statement under the Teradata Corporation 2007 Stock Incentive Plan (incorporated by reference to Exhibit 10.6 to the Quarterly Report on Form 10-Q dated May 15, 2008).

10.12	Form of Master Agreement between Teradata Corporation and NCR Corporation for enterprise data warehousing sales and support (incorporated by reference to Exhibit 10.16 to the Registration Statement on Form 10, as amended, dated August 21, 2008, (the “Registration Statement on Form 10”)).

10.13	Form of Network Support Agreement between Teradata Corporation and NCR Corporation (incorporated by reference to Exhibit 10.17 to the Registration Statement on Form 10).

10.14	Form of Service Provider Agreement between Teradata Corporation and NCR Corporation (incorporated by reference to Exhibit 10.18 to the Registration Statement on Form 10).

10.15	Form of Master Reseller Agreement between Teradata Corporation and NCR Corporation for Middle East and Africa (incorporated by reference to Exhibit 10.19 to the Registration Statement on Form 10).

10.16*	Offer Letter to Michael Koehler (incorporated by reference to Exhibit 10.20 to the Registration Statement on Form 10).

10.16.1*	Amendment to the Offer Letter from Teradata Corporation to Michael Koehler, dated October 7, 2008 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K dated October 13, 2008).

10.17	Purchase and Manufacturing Services Agreement, effective April 27, 1998, by and between NCR Corporation and Solectron Corporation (filed as Exhibit 10.1 to NCR Corporation’s Form 10-Q (SEC File No. 001-00395) for the fiscal quarter ended June 30, 1998 and incorporated herein by reference).

10.17.1	Amendment No. 1 to Purchase and Manufacturing Services Agreement, dated January 29, 2000, between NCR Corporation and Solectron Corporation (incorporated by reference to Exhibit 10.19 to the Registration Statement on Form 10).

10.18*	Offer Letter to Stephen Scheppmann (incorporated by reference to Exhibit 10.23 to the Registration Statement on Form 10).

10.18.1*	Amendment to the Offer Letter from Teradata Corporation to Stephen Scheppmann, dated October 7, 2008 (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K dated October 13, 2008).

10.19	Credit Agreement, dated as of October 1, 2007 between Teradata Corporation, Bank of America, N.A., as Administrative Agent, and the lenders party thereto from time to time (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K dated October 3, 2007).

10.20*	Offer Letter from Teradata Corporation to Robert Fair dated September 20, 2007 (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K dated February 9, 2009).

10.20.1*	Amendment to the Offer Letter from Teradata Corporation to Robert Fair effective December 31, 2008 (incorporated by reference to Exhibit 10.5 to the Current Report on Form 8-K dated February 9, 2009).

10.21*	Offer Letter from Teradata Corporation to Daniel Harrington dated September 20, 2007 (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K dated February 9, 2009).

10.21.1*	Amendment to the Offer Letter from Teradata Corporation to Daniel Harrington effective December 31, 2008 (incorporated by reference to Exhibit 10.6 to the Current Report on Form 8-K dated February 9, 2009).

10.22*	Offer Letter from Teradata Corporation to Bruce Langos dated September 20, 2007 (incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K dated February 9, 2009).

10.22.1*	Amendment to the Offer Letter from Teradata Corporation to Bruce Langos effective December 31, 2008 (incorporated by reference to Exhibit 10.7 to the Current Report on Form 8-K dated February 9, 2009).

14	Teradata Corporation’s Values and Code of Conduct.

21	Subsidiaries of Teradata Corporation.

23.1	Consent of Independent Registered Public Accounting Firm.

31.1	Certification pursuant to Rule 13a-14(a) dated March 2, 2009.

31.2	Certification pursuant to Rule 13a-14(a) dated March 2, 2009.

32	Certification pursuant to Rule 13a-14(a) dated March 2, 2009.

*	Management compensatory plan or arrangement.

TERADATA CORPORATION

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

(In millions)

Column A	Column B	Column C		Column D	Column E
Description	Balance at Beginning of Period	Additions Charged to Costs & Expenses	Charged to Other Accounts	Deductions	Balance at End of Period
Allowance for doubtful accounts
Year ended December 31, 2008	$5	$6	$—	$—	$11
Year ended December 31, 2007	$5	$1	$—	$1	$5
Year ended December 31, 2006	$7	$—	$—	$2	$5

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TERADATA CORPORATION

Date: March 2, 2009	By:	/s/ Stephen M. Scheppmann
Stephen M. Scheppmann
Executive Vice President and Chief Financial Officer

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Signature	Title

/s/ Michael F. Koehler	Director, President and Chief Executive Officer
Michael F. Koehler

/s/ Stephen M. Scheppmann	Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)
Stephen M. Scheppmann

/s/ James M. Ringler	Chairman of the Board of Directors
James M. Ringler

/s/ Edward P. Boykin	Director
Edward P. Boykin

/s/ Peter L. Fiore	Director
Peter L. Fiore

/s/ Cary T. Fu	Director
Cary T. Fu

/s/ David E. Kepler	Director
David E. Kepler

/s/ Victor L. Lund	Director
Victor L. Lund

/s/ William S. Stavropoulos	Director
William S. Stavropoulos

Date: March 2, 2009