Form 10-Q
period 2009-03-31
TERADATA CORP /DE/
filed 2009-05-08
CIK 816761

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

At April 30, 2009, the registrant had approximately 172.7 million shares of common stock outstanding.

Part 1. Financial Information

Item 1.	FINANCIAL STATEMENTS

Teradata Corporation

Condensed Consolidated Statements of Income (Unaudited)

	Three Months Ended March 31,
In millions, except per share amounts	2009	2008
Revenue
Product revenue	$157	$165
Service revenue	210	210

Total revenue	367	375

Operating expenses
Cost of products	54	60
Cost of services	113	121
Selling, general and administrative expenses	110	116
Research and development expenses	30	25

Total operating expenses	307	322

Income from operations	60	53
Interest and other income, net	—	3

Income before income taxes	60	56

Income tax expense	15	14

Net income	$45	$42

Net income per common share
Basic	$0.26	$0.23
Diluted	$0.26	$0.23

Weighted average common shares outstanding
Basic	173.3	180.4
Diluted	174.3	182.3

See Notes to Condensed Consolidated Financial Statements (Unaudited).

Teradata Corporation

Condensed Consolidated Balance Sheets (Unaudited)

In millions, except per share amounts	March 31, 2009	December 31, 2008
Assets
Current Assets
Cash and cash equivalents	$506	$402
Short-term investments	65	40
Accounts receivable, net	359	451
Inventories	52	44
Other current assets	67	78

Total current assets	1,049	1,015
Property and equipment, net	91	88
Capitalized software, net	84	80
Goodwill	108	110
Deferred income taxes	100	109
Other assets	27	28

Total assets	$1,459	$1,430

Liabilities and stockholders’ equity
Current liabilities
Accounts payable	$80	$99
Payroll and benefits liabilities	68	83
Deferred revenue	321	255
Other current liabilities	68	103

Total current liabilities	537	540
Pension and other postemployment plan liabilities	79	83
Other liabilities	30	30

Total liabilities	646	653

Commitments and contingencies (Note 7)

Stockholders’ equity
Preferred stock: par value $0.01 per share, 100.0 shares authorized, no shares issued and outstanding at March 31, 2009 and December 31, 2008	—	—
Common stock: par value $0.01 per share, 500.0 shares authorized, 180.9 and 180.5 shares issued at March 31, 2009 and December 31, 2008, respectively	2	2
Paid-in capital	580	572
Treasury stock: 8.3 and 6.9 shares at March 31, 2009 and December 31, 2008, respectively	(158)	(137)
Retained earnings	374	329
Accumulated other comprehensive income	15	11

Total stockholders’ equity	813	777

Total liabilities and stockholders’ equity	$1,459	$1,430

See Notes to Condensed Consolidated Financial Statements (Unaudited).

Teradata Corporation

Condensed Consolidated Statements of Cash Flows (Unaudited)

	Three Months Ended March 31,
In millions	2009	2008
Operating activities
Net income	$45	$42
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	14	17
Stock-based compensation expense	5	5
Excess tax benefit from stock-based compensation	—	(1)
Deferred income taxes	8	6
Changes in assets and liabilities:
Receivables	88	102
Inventories	(7)	3
Current payables and accrued expenses	(48)	(59)
Deferred revenue	66	59
Other assets and liabilities	(6)	(31)

Net cash provided by operating activities	165	143

Investing activities
Purchases of short-term investments	(25)	—
Expenditures for property and equipment	(9)	(4)
Additions to capitalized software	(11)	(16)
Other investing activities and business acquisition, net	4	(22)

Net cash used in investing activities	(41)	(42)

Financing activities
Repurchases of common stock	(20)	(38)
Excess tax benefit from stock-based compensation	—	1
Other financing activities, net	3	1

Net cash used in financing activities	(17)	(36)

Effect of exchange rate changes on cash and cash equivalents	(3)	4

Increase in cash and cash equivalents	104	69
Cash and cash equivalents at beginning of period	402	270

Cash and cash equivalents at end of period	$506	$339

See Notes to Condensed Consolidated Financial Statements (Unaudited).

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1. BASIS OF PRESENTATION

These statements have been prepared pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”) and, in accordance with those rules and regulations, do not include all information and footnote disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). In the opinion of management, the condensed consolidated financial statements reflect all adjustments, consisting only of normal recurring adjustments, necessary to fairly state the results of operations, financial position and cash flows of Teradata Corporation (“Teradata” or the “Company”) for the interim periods presented herein. The year-end 2008 condensed consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by GAAP. The preparation of condensed consolidated financial statements in conformity with GAAP requires management to make use of estimates and assumptions that affect the reported amounts and disclosures. Actual results may vary from these estimates.

These condensed consolidated interim financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in Teradata’s most recent Annual Report on Form 10-K for the fiscal year ended December 31, 2008 (the “2008 Annual Report”). The results of operations for any interim period are not necessarily indicative of the results of operations to be expected for the full year.

On September 30, 2007, Teradata became an independent, publicly-traded company when it was separated via a spin off from its former parent company, NCR Corporation (“NCR”) (the “Separation”).

2. NEW ACCOUNTING PRONOUNCEMENTS

Statement of Financial Accounting Standards No. 157. In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard (“SFAS”) No. 157 (“SFAS 157”), Fair Value Measurements. This statement defines fair value, establishes a framework for measuring fair value in GAAP and expands disclosures about fair value measurements. SFAS 157 is effective for financial assets and financial liabilities measured at fair value on a recurring basis for fiscal years beginning after November 15, 2007. FASB Staff Position No. FAS 157-2 (“FSP 157-2”), Effective Date of FASB Statement No. 157, deferred the effective date of SFAS 157 for all non-financial assets and non-financial liabilities to fiscal years beginning after November 15, 2008. FASB Staff Position No. FAS 157-3 (“FSP 157-3”), Determining the Fair Value of a Financial Asset When the Market for That Asset is Not Active, which was made effective on issuance on October 10, 2008, clarified the application of SFAS 157 in determining the fair value of financial assets in inactive markets. FASB Staff Position No. FAS 157-4 (“FSP 157-4”), Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly, which is effective for interim and annual reporting periods ending after June 15, 2009, provides additional guidance for determining fair value and requires new disclosures regarding the categories of fair value instruments, as well as the inputs and valuation techniques utilized to determine fair value and any changes to the inputs and valuation techniques during the period. Refer to Note 8 for additional information related to the adoption of SFAS 157. The adoption of SFAS 157 did not have a material effect on the Condensed Consolidated Financial Statements.

Statement of Financial Accounting Standards No. 141 (revised 2007). In December 2007, the FASB issued SFAS No. 141 (revised 2007) (“SFAS 141R”), Business Combinations. This Statement changes the accounting for acquisition transaction costs by requiring them to be expensed in the period incurred, and also changes the accounting for contingent consideration, acquired contingencies and restructuring costs related to an acquisition. SFAS 141R is effective for fiscal years beginning on or after December 15, 2008. The Company’s adoption of SFAS 141R did not have a material impact on the Condensed Consolidated Financial Statements, although its effects on future periods will depend on the nature and significance of business combinations subject to this statement.

Statement of Financial Accounting Standards No. 160. In December 2007, the FASB issued SFAS No. 160 (“SFAS 160”), Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51. This Statement will change the accounting and reporting for minority interests, which will be recharacterized as noncontrolling interests and classified as a component of equity. SFAS 160 is effective for fiscal years beginning on or after December 15, 2008. The Company’s adoption of this statement has not currently had any material effect on the Condensed Consolidated Financial Statements as there were no consolidated non-controlling interests during any of the periods presented.

Statement of Financial Accounting Standards No. 161. In March 2008, the FASB issued SFAS No. 161 (“SFAS 161”), Disclosures About Derivative Instruments and Hedging Activities, an Amendment of FASB Statement No. 133. This Statement is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity’s financial position, financial performance and cash flows. SFAS 161 is effective for fiscal years and interim periods beginning after November 15, 2008. Refer to Note 6 for additional information related to the adoption of SFAS 161. The adoption of this statement did not impact the Condensed Consolidated Financial Statements.

FASB Staff Position No. FAS 132(R)-1. In December 2008, the FASB issued FSP 132(R)-1 (“FSP 132(R)-1”), Employers’ Disclosures about Postretirement Benefit Plan Assets. FSP 132(R)-1 provides guidance on an employer’s disclosures about plan assets of a defined benefit pension or other postretirement plan. FSP 132(R)-1 is effective for fiscal years ending after December 15, 2009. The implementation of this standard did not have a material impact on the Condensed Consolidated Financial Statements.

FASB Staff Position No. FAS 142-3. In April 2008, the FASB issued FSP No. 142-3 (“FSP 142-3”), Determination of the Useful Life of Intangible Assets. FSP 142-3 amends the guidance about estimating the useful lives of recognized intangible assets and requires additional disclosures related to renewing or extending the terms of recognized intangible assets under SFAS 142. FSP 142-3 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. The adoption of FSP 142-3 did not have a material impact on the Condensed Consolidated Financial Statements.

FASB Staff Position No. EITF 03-6-1. In June 2008, the FASB issued FSP EITF 03-6-1 (“FSP EITF 03-6-1”), Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities. FSP EITF 03-6-1 provides that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents, whether paid or unpaid, are participating securities and shall be included in the computation of both basic and diluted earnings per share. The adoption of FSP EITF 03-6-1 did not impact the Condensed Consolidated Financial Statements as the Company’s unvested share-based payment awards do not contain nonforfeitable rights to dividends or dividend equivalents.

3. SUPPLEMENTAL FINANCIAL INFORMATION

	Three Months Ended March 31,
In millions	2009	2008
Comprehensive Income
Net income	$45	$42
Other comprehensive income, net of tax:
Amortization of costs associated with pension and postemployment benefits	—	1
Currency translation adjustments	4	1

Total comprehensive income	$49	$44

	As of
In millions	March 31, 2009	December 31, 2008
Inventories
Finished goods	$31	$22
Service parts	21	22

Total inventories	$52	$44

4. INCOME TAXES

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

The effective tax rate for the three months ended March 31, 2009 and March 31, 2008 was 25.0%. The tax rate for the three months ended March 31, 2009 and March 31, 2008 is based on the pre-tax earnings mix by jurisdiction of Teradata and its subsidiaries under the Company’s current structure after considering items specifically related to the interim periods. There were no significant discrete items for the three months ended March 31, 2009 and March 31, 2008.

5. EMPLOYEE BENEFIT PLANS

Components of net periodic benefit cost of the Company’s pension plans for the three months ended March 31 are as follows:

	Three Months Ended March 31,
In millions	2009	2008
Service cost	$2	$2
Interest cost	1	1
Expected return on plan assets	(1)	(1)

Total costs	$2	$2

Components of net periodic benefit cost of the Company’s postemployment plans for the three months ended March 31 are as follows:

	Three Months Ended March 31,
In millions	2009	2008
Service cost	$1	$1
Amortization of actuarial loss	—	1

Total costs	$1	$2

Employer Contributions

Pension. For the three months ended March 31, 2009, Teradata contributed approximately $2 million to its pension plans. Teradata anticipates contributing an additional $7 million to its pension plans in 2009 for a total of $9 million.

Postemployment. For the three months ended March 31, 2009, Teradata paid approximately $1 million in postemployment benefits. Teradata anticipates paying an additional $5 million in postemployment benefits in 2009 for a total of $6 million.

6. DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

On January 1, 2009, the Company adopted SFAS 161, which requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of and gains and losses on derivative instruments, and disclosures about credit-risk related contingent features in derivative agreements.

As a portion of the Company’s operations and revenue occur outside the United States, and in currencies other than the U.S. dollar, the Company is exposed to potential losses from changes in foreign currency exchange rates. To mitigate the impact of currency fluctuations, the Company uses foreign exchange forward contracts to hedge transactional exposures resulting from foreign currency denominated inter-company inventory purchases. The forward contracts are designated as fair value hedges of specified foreign currency denominated inter-company payables and generally mature in three months or less. The Company does not hold or issue derivative financial instruments for trading purposes nor does it hold or issue leveraged derivative instruments. By using derivative financial instruments to hedge exposures to changes in exchange rates, the Company exposes itself to credit risk. The company manages exposure to counterparty credit risk by entering into derivative financial instruments with highly rated institutions that can be expected to fully perform under the terms of the agreement.

All derivatives are recognized in the Condensed Consolidated Balance Sheet at their fair value. The fair values of foreign exchange contracts are based on market spot and forward exchange rates. As these fair value amounts relate to open foreign exchange contracts which have not yet reached maturity, they represent possible gains/(losses) that may not be realized in the future. Changes in the fair value of derivative financial instruments, along with the loss or gain on the hedged asset or liability, are recorded in current period earnings. The notional amounts represent agreed-upon amounts on which calculations of dollars to be exchanged are based, and are an indication of the extent of Teradata’s involvement in such instruments. These notional amounts do not represent amounts exchanged by the parties and, therefore, are not a measure of the instruments. Across its portfolio of contracts, Teradata has both long and short positions relative to the U.S. dollar. As a result, Teradata’s net exposure is less than the total contract notional amount of the Company’s foreign exchange forward contracts.

At March 31, 2009, the contract notional amount of the Company’s foreign exchange forward contracts was $64 million ($61 million on a net basis). At March 31, 2009, the Company had no material net assets or liabilities for its active foreign exchange forward contracts recorded in its Condensed Consolidated Balance Sheet.

The aggregate net foreign currency transaction losses (gains) for the three months ended March 31, 2009 and March 31, 2008 were not material to the results of operations. The aggregate foreign currency transaction amounts include the gains/losses on the Company’s foreign currency fair value hedges for all periods presented.

7. COMMITMENTS AND CONTINGENCIES

In the normal course of business, the Company is subject to proceedings, lawsuits, claims and other matters, including those that relate to the environment, health and safety, employee benefits, export compliance, intellectual property, tax matters, and other regulatory compliance and general matters, including those described below.

The Company is subject to governmental investigations and requests for information from time to time. As previously reported prior to the Separation, the United States Department of Justice is conducting an investigation regarding the propriety of the Company’s arrangements or understandings with others in connection with certain federal contracts and the adequacy of certain disclosures related to such contracts. The investigation arises in connection with civil litigation in federal district court filed under the qui tam provisions of the civil False Claims Act against a number of information technology companies, including the Company. The complaints against the Company remain under seal. The Company is conducting its own internal investigation focusing on the propriety of certain transactions under federal programs under which Teradata was a contractor. During 2008 the Company shared evidence with the Justice Department of questionable conduct that the Company uncovered and intends to continue to cooperate with the Justice Department in its investigation.

A separate portion of the government’s investigation relates to the adequacy of pricing disclosures made to the government in connection with negotiation of NCR’s General Services Administration Federal Supply Schedule as it relates to Teradata, prior to the Company’s Separation from NCR, and to whether certain subsequent price reductions were properly passed on to the government. Both NCR and the Company are participating in this aspect of the investigation, with respect to certain products and services of each, and each will assume financial responsibility for its own exposures, if any, without indemnification from the other. At this time, the Company is unable to determine the extent of its liability with respect to this aspect of the investigation.

The Company has an accrual of approximately $2 million related to the current best estimate of potential liability relating to these matters. The Company believes the amounts provided in its financial statements are adequate in light of the probable and estimable liabilities. However, because such matters are subject to many uncertainties, the outcomes are not predictable and there can be no assurances that the actual amounts required to satisfy alleged liabilities from the matter described above and other matters, and to comply with applicable laws and regulations, will not exceed the amounts reflected in the Company’s financial statements or will not have a material adverse effect on its results of operations, financial condition or cash flows. Any costs that may be incurred in excess of those amounts provided as of March 31, 2009, cannot currently be reasonably determined at this time.

Guarantees and Product Warranties. Guarantees associated with the Company’s business activities are reviewed for appropriateness and impact to the Company’s financial statements. Periodically, the Company’s customers enter into various leasing arrangements coordinated with a leasing company. In some instances, the Company guarantees the leasing company a minimum value at the end of the lease term on the leased equipment. As of March 31, 2009, the maximum future payment obligation of this guaranteed value and the associated liability balance was $4 million.

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

The following table identifies the activity relating to the warranty reserve for the three months ended March 31:

In millions	2009	2008
Warranty reserve liability
Beginning balance at January 1	$6	$6
Provisions for warranties issued	2	3
Settlements (in cash or in kind)	(3)	(4)

Balance at March 31	$5	$5

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

8. FAIR VALUE MEASUREMENTS

In September 2006, the FASB issued SFAS 157 which defines fair value, establishes a framework for measuring fair value in accordance with GAAP, and expands disclosures about fair value measurements. The Company adopted the provisions of SFAS 157 as of January 1, 2008, for financial assets and liabilities recorded at fair value on a recurring basis, and as of January 1, 2009 for non-financial assets and liabilities. Although the adoption of SFAS 157 did not materially impact its financial condition, results of operations, or cash flow, the Company is now required to provide additional disclosures as part of its financial statements.

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

The Company’s assets and liabilities measured at fair value on a recurring basis include money market funds and foreign currency exchange contracts. A portion of the Company’s excess cash reserves are held in money market funds which generate interest income based on the prevailing market rates. Money market funds are included in cash and cash equivalents in the Company’s balance sheet. Money market fund holdings are measured at fair value using quoted market prices and are classified within Level 1 of the valuation hierarchy. When deemed appropriate, the Company minimizes its exposure to changes in foreign currency exchange rates through the use of derivative financial instruments, specifically, forward foreign exchange contracts. The fair value of these contracts are measured at the end of each interim reporting period using observable inputs other than quoted prices. As such, these derivative instruments are classified within Level 2 of the valuation hierarchy. Fair value gains for open contracts are recognized as assets and fair value losses are recognized as liabilities. At March 31, 2009, the foreign exchange currency contracts in effect had no material net fair value gains or losses. Any gains or losses would be mitigated by corresponding gains on the underlying exposures. The Company’s short-term investments consist of bank time deposits with original maturities between three months and one year. These assets are not measured at fair value on a recurring basis and as such are not included in the table below.

The Company’s assets measured at fair value on a recurring basis subject to the disclosure requirements of SFAS 157 at March 31, 2009 were as follows:

		Fair Value Measurements at Reporting Date Using
In millions	March 31, 2009	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Money market funds	$414	$414	$—	$—

Total Assets	$414	$414	$—	$—

9. EARNINGS PER SHARE

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

The components of basic and diluted earnings per share are as follows:

	Three Months Ended March 31,
In millions, except per share amounts	2009	2008
Net income available for common stockholders	$45	$42

Weighted average outstanding shares of common stock	173.3	180.4
Dilutive effect of employee stock options and restricted stock	1.0	1.9

Common stock and common stock equivalents	174.3	182.3

Earnings per share:
Basic	$0.26	$0.23
Diluted	$0.26	$0.23

Options to purchase 2.7 million shares of common stock for the first quarter of 2009 and 1.3 million shares for the first quarter of 2008 were not included in the computation of diluted earnings per share because their exercise prices were greater than the average market price of the common shares for the respective periods and, therefore, the effect would have been anti-dilutive.

10. SEGMENT AND OTHER SUPPLEMENTAL INFORMATION

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

The following table presents regional segment revenue and segment gross margin for the Company:

	Three Months Ended March 31,
In millions	2009	2008
Revenue
Americas	$205	$210
EMEA	97	103
APJ	65	62

Total revenue	367	375

Gross margin
Americas	117	114
EMEA	53	52
APJ	30	28

Total gross margin	200	194

Selling, general and administrative expenses	110	116
Research and development expenses	30	25

Total income from operations	$60	$53

The following table presents revenue by product and services for the Company:

	Three Months Ended March 31,
In millions	2009	2008
Products (software and hardware)(1)	$157	$165
Professional and installation-related services	106	107

Total solution	263	272
Maintenance services	104	103

Total revenue	$367	$375

(1)

Our data warehousing hardware and software products are often sold and delivered together in the form of a “node” of capacity as an integrated technology solution. Accordingly, it is impracticable to provide the breakdown of revenue from various types of hardware and software products.

11. SUBSEQUENT EVENTS

As of March 31, 2009, the Company had $65 million of authorization remaining under its current general share repurchase program. On May 4, 2009, the Company’s Board of Directors authorized an additional $300 million increase to the Company’s existing general share repurchase program and extended the program for an additional two-year period ending February 12, 2012. The Company’s share repurchase activity depends on factors such as working capital needs, cash requirements for capital investments, the Company’s stock price, and economic and market conditions.

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

First Quarter Financial Overview

As more fully discussed in later sections of this MD&A, the following were significant financial items for the first quarter of 2009:

•

Total revenue was $367 million for the first quarter of 2009, down 2% from the first quarter of 2008. The total year-over-year revenue comparison included a 7% adverse impact from foreign currency fluctuations. Lower product revenue in the Americas region, largely due to the weak economy in the United States, was the primary driver in the reported year-over-year revenue decline.

•

Gross margin increased to 54.5% in the first quarter of 2009 from 51.7% in the first quarter of 2008. Gross margins improved primarily due to the services businesses, which experienced better utilization rates of internal resources, lower third-party costs, and lower travel expenses.

•

Operating income was $60 million in the first quarter of 2009, up from $53 million in the first quarter of 2008. The increase in operating income was largely due to improved gross margins. Within operating expenses, $6 million of lower selling, general and administrative (“SG&A”) expenses were largely offset by $5 million higher research and development (“R&D”) expenses as compared to the first quarter of 2008.

•	Net income of $45 million in the first quarter of 2009 increased from $42 million in the first quarter of 2008.

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

Recently, the United States and global economies have experienced a significant downturn driven by a financial and credit crisis that could continue to challenge such economies for some period of time, and may have a negative effect on our business. We continue to see a lengthening of the sales cycle for enterprise data warehousing solutions, particularly in the United States, as a result of closer scrutiny and tighter review processes for larger capital expenditures during 2009; however, we anticipate an opportunity for shorter sales cycles for our new purpose-built data warehouse appliance platforms. The size, timing and contracted terms of large customer orders for our products and services can impact, both positively and negatively, our long-term operating results. Variances in the operating results for an individual quarterly period can be significantly impacted by a few large sales transactions, particularly in the first quarter when revenue volume and the number of sales transactions have historically been lower than other quarterly periods. This dynamic is even more pronounced when viewing results for an individual operating region, or by sub-category (product, professional services or maintenance services). As a result, we believe that trends in operating results are more effectively analyzed on an annual basis. In addition to the uncertainty created by the economic environment, we expect approximately 5 percentage points of negative impact from currency translation on our reported 2009 revenue and a corresponding currency impact on operating income, based on currency rates as of April 28, 2009.

While macroeconomic challenges and fluctuations in the information technology environment do occur, our long-term outlook remains positive. We did not experience significant changes in the first quarter of 2009 due to competitive and/or technological pricing trends, although there is a risk that pricing pressure could occur in the future. We continue to be committed to new product development and achieving maximum yield from our research and development spending and resources, which are intended to drive revenue growth, as evidenced by the recent expansion of our purpose-built Teradata Platform Family. We also continue to evaluate opportunities to increase our market coverage and are committed to continuing to expand our sales territories, among other things, to drive future revenue growth. We added over 40 new sales territories in 2008 and remain on track to have added a total of 60 new sales territories by the end of 2009. Given the length of sales cycles in the data warehouse market, new sales account territories typically take a year or more, on average, to become productive. As we did in the first quarter, we plan to continue throughout 2009 to actively scrutinize our overall selling expense, including monitoring the pace of adding new sales territories as well as tightly managing our professional services costs structure in an effort to keep such cost in line with revenue trends.

Results of Operations for the Three Months Ended March 31, 2009

Compared to the Three Months Ended March 31, 2008

In millions	2009	% of Revenue	2008	% of Revenue
Product revenue	$157	42.8%	$165	44.0%
Service revenue	210	57.2%	210	56.0%

Total revenue	367	100%	375	100%

Gross margin
Product gross margin	103	65.6%	105	63.6%
Service gross margin	97	46.2%	89	42.4%

Total gross margin	200	54.5%	194	51.7%

Expenses
Selling, general and administrative expenses	110	30.0%	116	30.9%
Research and development expenses	30	8.2%	25	6.7%

Total expenses	140	38.1%	141	37.6%

Operating income	$60	16.3%	$53	14.1%

Revenue

Teradata revenue decreased 2% in the first quarter of 2009 compared to the first quarter of 2008. The revenue decline included a net adverse effect of 7% from foreign currency fluctuations. Product revenue decreased 5% in the first quarter of 2009 from the prior year, principally in the Americas region. Service revenue in the first quarter of 2009 was unchanged from the prior year, with a 1% decrease in professional and installation-related services revenue offset by 1% increase in maintenance services revenue, as compared to the prior year.

Gross Margin

Gross margin for the first quarter of 2009 was 54.5% compared to 51.7% in the first quarter of 2008. Product gross margin increased to 65.6% in the first quarter of 2009, compared to 63.6% in the prior-year period. Product margins benefited from a smaller proportion of transactions involving technology refreshes of existing Teradata data warehouse environments (as these transactions typically contain a greater mix of hardware as compared to software content) as well as higher software margins internationally. Service gross margin improved to 46.2% in the first quarter of 2009 compared to 42.4% in the prior-year period. Services margins improved due to lower corporate costs, lower outside contractor costs, improved utilization of internal resources and lower travel expenses (which benefited in part from the cancellation of certain internal meetings and events which typically occur in the first quarter).

Operating Expenses

Total operating expenses, characterized as “selling, general and administrative” (“SG&A”) and “research and development” (“R&D”) expenses, were $140 million in the first quarter of 2009 compared to $141 million in the first quarter of 2008. The $6 million decrease in SG&A expenses benefited from lower travel expenses, certain reductions in corporate expenses and the benefit of foreign currency translation, which more than offset the cost of the new sales territory expansions. R&D expenses increased by $5 million in the first quarter of 2009, compared to the first quarter of 2008, resulting from $5 million less in capitalization of software development cost.

Revenue and Gross Margin by Operating Segment

As described in Note 10 of Notes to Condensed Consolidated Financial Statements (Unaudited), Teradata manages its business in three geographic regions, which are also the Company’s operating segments: (1) the Americas region; (2) the EMEA region; and (3) the APJ region. Teradata believes this format is useful to investors because it allows analysis and comparability of operating trends by operating segment. It also includes the same information that is used by Teradata management to make decisions regarding the segments and to assess our financial performance. The discussion of our segment results describes the changes in results as compared to the prior-year period.

The following table presents revenue and operating performance by segment for the three months ended March 31:

In millions	2009	% of Revenue	2008	% of Revenue
Revenue
Americas	$205	56%	$210	56%
EMEA	97	26%	103	27%
APJ	65	18%	62	17%

Total revenue	367	100%	375	100%

Gross margin
Americas	117	57.1%	114	54.3%
EMEA	53	54.6%	52	50.5%
APJ	30	46.2%	28	45.2%

Total gross margin	$200	54.5%	$194	51.7%

Americas: Revenue decreased 2% in the first quarter of 2009 from the first quarter of 2008, with a 12% decrease in product revenue offset somewhat by higher services revenue. The revenue decline included a 3% adverse effect from foreign currency fluctuations. Gross margin increased to 57.1% for the first quarter of 2009, from 54.3% in the first quarter of 2008, primarily driven by increases in both professional services and maintenance services margins as compared to the prior-year period.

EMEA: Revenue decreased 6% in the first quarter of 2009 from the first quarter of 2008, driven by roughly comparable decreases in product, professional services and maintenance services revenue. The revenue decline included 18% of adverse impact from foreign currency fluctuations. Gross margin increased to 54.6% for the first quarter of 2009, from 50.5% in the first quarter of 2008, driven by comparable increases in both product and services margins.

APJ: Revenue increased 5% in the first quarter of 2009 from the first quarter of 2008, led by an increase in product revenue. The revenue growth included 4% of negative impact from foreign currency fluctuations. Gross margin increased to 46.2% in the first quarter of 2009, from 45.2% in the first quarter of 2008. The increased gross margins were driven primarily by the increased proportion of product revenues as compared to services revenues, largely offset by lower product and services margin rates as compared to the prior-year period.

Provision for Income Taxes

The effective tax rate in the first quarter of 2009 and the first quarter of 2008 was 25.0%. The tax rate for the three months ended March 31, 2009 and March 31, 2008 is based on the pre-tax earnings mix by jurisdiction of Teradata and its subsidiaries under the Company’s current structure after considering items specifically related to the interim periods. There were no significant discrete items for either the three months ended March 31, 2009 and March 31 2008.

Income tax provisions for interim periods are based on estimated annual income tax rates, adjusted to reflect the effects of any significant infrequent or unusual items which are required to be discretely recognized within the current interim period. The Company’s intention is to permanently reinvest its foreign earnings outside of the United States. As a result, the effective tax rates in the periods presented are largely based upon the forecasted pre-tax earnings mix and allocation of certain expenses in various taxing jurisdictions where the Company conducts its business that apply a broad range of statutory income tax rates. See Note 4 of Notes to Condensed Consolidated Financial Statements (Unaudited) for additional information on the income tax provision.

Financial Condition, Liquidity and Capital Resources

Cash provided by operating activities increased by $22 million in the first quarter of 2009. The increase in cash provided by operating activities was aided by smaller decreases in current payables and accrued expenses, greater increases in deferred revenue, and higher net income in the three months ended March 31, 2009, as compared to the three months ended March 31, 2008. These improvements were partially offset by an increase in inventory and lower collections on receivables as compared to the first three months of 2008.

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

The table below shows net cash provided by operating activities and capital expenditures for the following periods:

	Three Months Ended March 31,
In millions	2009	2008
Net cash provided by operating activities	$165	$143
Less:
Expenditures for property and equipment	(9)	(4)
Additions to capitalized software	(11)	(16)

Free cash flow	$145	$123

Financing activities and certain other investing activities are not included in our calculation of free cash flow. These other investing activities in the first quarter of 2009 primarily consisted of $25 million in purchases of short-term investments and $4 million in proceeds collected from a prior-period sale of property. Teradata’s short-term investments consist of bank time deposits with original maturities between three months and one year. Other investing activities in the first quarter of 2008 primarily consisted of an immaterial acquisition consummated during the period. Teradata’s financing activities for the three months ended March 31, 2009 consisted primarily of cash outflows from our share repurchase activities. During the first quarter of 2009, the Company purchased 1.3 million shares of its common stock at an average price per share of $15.27 under share repurchase programs authorized by our Board of Directors in 2008. The first program (the “dilution offset program”) authorizes the Company to purchase Teradata common stock to the extent of cash received from the exercise of stock options and the Teradata Employee Stock Purchase Plan. The second program (the “general share repurchase program”) authorizes the Company to repurchase an additional $250 million of the Company’s outstanding shares of common stock. As of March 31, 2009, the Company had $65 million of authorization remaining under its $250 million general share repurchase program to repurchase outstanding shares of Teradata common stock. On May 4, 2009, subsequent to the close of the Company’s fiscal 2009 first quarter, the Company’s Board of Directors authorized an additional $300 million increase to the Company’s existing open market share repurchase program and extended the program for a two-year period ending in February 2012. Our share repurchase activity depends on factors such as our working capital needs, our cash requirements for capital investments, our stock price, and economic and market conditions. Proceeds from the Employee Stock Purchase Plan and the exercise of stock options were $3 million for the three months ended March 31, 2009. These proceeds are included in Other financing activities, net in the Condensed Consolidated Statement of Cash Flows (Unaudited).

Teradata had no short- or long-term debt outstanding as of March 31, 2009, and was in compliance with all covenants of the revolving credit facility. Management believes current cash and short-term investment resources, Company cash flows from operations and its $300 million credit facility will be sufficient to satisfy future working capital, research and development activities, capital expenditures, pension contributions, and other financing requirements for the foreseeable future. The Company principally holds its cash, cash equivalents and short-term investments in bank deposits, money market funds and government treasuries.

The Company’s ability to generate positive cash flows from operations is dependent on general economic conditions, competitive pressures, and other business and risk factors described in the Company’s 2008 Annual Report on Form 10-K (the “2008 Annual Report”), and elsewhere in this Quarterly Report. If the Company is unable to generate sufficient cash flows from operations, or otherwise to comply with the terms of the credit facilities, the Company may be required to seek additional financing alternatives.

Contractual and Other Commercial Commitments. There has been no significant change in our contractual and other commercial commitments as described in the 2008 Annual Report. Our guarantees and product warranties are discussed in Note 7 of Notes to Condensed Consolidated Financial Statements (Unaudited).

Critical Accounting Policies and Estimates

There were no material changes to the Company’s critical accounting policies and estimates previously disclosed in the 2008 Annual Report.

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

In many cases, the accounting treatment of a particular transaction is specifically dictated by GAAP and does not require significant management judgment in its application. There are also areas in which management’s judgment in selecting among available alternatives would not produce a materially different result. The significant accounting policies and estimates that we believe are the most critical to aid in fully understanding and evaluating our reported financial results are discussed in the 2008 Annual Report. Teradata’s senior management has reviewed these critical accounting policies and related disclosures and determined there were no significant changes in our critical accounting policies in the three months ended March 31, 2009. Also, there were no significant changes in our estimates associated with those policies.

New Accounting Pronouncements

See discussion in Note 2 of Notes to Condensed Consolidated Financial Statements (Unaudited) for new accounting pronouncements.

Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have not been any material changes to the market risk factors previously disclosed in Part II, Item 7A of the Company’s 2008 Annual Report on Form 10-K.

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

Based on their evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective to provide reasonable assurance as of March 31, 2009.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the last fiscal quarter ended March 31, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II. Other Information

Item 1.	LEGAL PROCEEDINGS

The information required by this item is included in the material under Note 7 of Notes to Condensed Consolidated Financial Statements (Unaudited) of this Quarterly Report on Form 10-Q and is incorporated herein by reference.

Item 1A.	RISK FACTORS

There have not been any material changes to the risk factors previously disclosed in Part I, Item IA of the Company’s 2008 Annual Report on Form 10-K.

Item 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Purchase of Company Common Stock

During the first quarter of 2009, the Company purchased approximately 1.3 million shares of it common stock at an average price per share of $15.27 under the two share repurchase programs authorized by our Board of Directors in 2008. The first program (the “dilution offset program”) authorizes the Company to purchase Teradata common stock to the extent of cash received from the exercise of stock options and the Teradata Employee Stock Purchase Plan. The second program (the “general share repurchase program”) authorizes the Company to repurchase an additional $250 million of the Company’s outstanding shares of common stock. As of March 31, 2009, the Company had $65 million of authorization remaining on the initial general share repurchase program to repurchase outstanding shares of Teradata common stock. On May 4, 2009, subsequent to the close of the Company’s fiscal 2009 first quarter, the Company’s Board of Directors authorized an additional $300 million increase to the Company’s existing general share repurchase program.

In addition to those share purchases, Section 16 officers occasionally sell vested shares of restricted stock to the Company at the current market price to cover their withholding taxes. For the three months ended March 31, 2009, the total of these purchases was 7,912 shares at an average price of $15.33 per share.

The following table provides information relating to the Company’s repurchase of common stock for the three months ended March 31, 2009:

Month	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Dilution Offset Program	Total Number of Shares Purchased as Part of Publicly Announced General Share Repurchase Program	Maximum Dollar Value that May Yet Be Purchased Under the Dilution Offset Program	Maximum Dollar Value that May Yet Be Purchased Under the General Share Repurchase Program
January 2009	—	N/A	—	—	$3,234,218	$81,745,283
February 2009	765,000	$14.76	170,000	595,000	$1,692,463	$72,930,953
March 2009	567,500	$15.96	97,500	470,000	$1,650,074	$65,333,208

First Quarter Total	1,332,500	$15.27	267,500	1,065,000	$1,650,074	$65,333,208

Item 3.	DEFAULTS UPON SENIOR SECURITIES

None

Item 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of security holders during the first quarter of 2009. Teradata’s Annual Meeting of Stockholders was held on April 28, 2009. At the Annual Meeting, stockholders voted on four matters: a proposal to elect Peter L. Fiore, Michael F. Koehler and James M. Ringler as Class II directors, a proposal to approve the appointment of PricewaterhouseCoopers LLP as the Company’s independent registered public accounting firm for 2009, a proposal to approve the Teradata Corporation 2007 Stock Incentive Plan, and a proposal to approve the Teradata Corporation Management Incentive Plan. The number of shares voted with respect to each matter required to be reported herein are as follows:

1. Election of Class II Directors:

Peter L. Fiore

For: 141,254,279	Against: 1,971,308	Abstain: 291,983

Michael F. Koehler

For: 141,920,108	Against: 1,330,136	Abstain: 267,326

James M. Ringler

For: 136,498,140	Against: 6,753,638	Abstain: 265,792

2. Approve appointment of PricewaterhouseCoopers LLP as independent registered public accounting firm for 2009.

For: 142,314,862	Against: 1,022,754	Abstain: 179,954

3. Approve the Teradata Corporation 2007 Stock Incentive Plan

For: 130,502,917	Against: 11,356,516	Abstain: 1,658,137

4. Approve the Teradata Corporation Management Incentive Plan

For: 133,833,780	Against: 8,052,440	Abstain: 1,631,350

Item 5.	OTHER INFORMATION

None

Item 6.	EXHIBITS

Reference Number per Item 601 of Regulation S-K	Description
2.1	Form of Separation and Distribution Agreement between Teradata Corporation and NCR Corporation (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K dated September 11, 2007).

3.1	Amended and Restated Certificate of Incorporation of Teradata Corporation, as amended and restated on September 24, 2007 (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K dated September 25, 2007).

3.2	Amended and Restated Bylaws of Teradata Corporation, as amended and restated on December 2, 2008 (incorporated by reference to Exhibit 3.2 to the Current Report on Form 8-K dated December 8, 2008).

4.1	Common Stock Certificate of Teradata Corporation (incorporated by reference to Exhibit 4.1 to the Quarterly Report on Form 10-Q dated November 13, 2007).

10.1*	Amended and Restated Teradata Corporation 2007 Stock Incentive Plan, dated February 3, 2009 (incorporated by reference to Exhibit 10.1 to the Current Report on Report on Form 8-K dated February 9, 2009).

10.2*	Amendment to the Offer Letter from Teradata Corporation to Robert Fair effective December 31, 2008 (incorporated by reference to Exhibit 10.5 to the Current Report on Form 8-K dated February 9, 2009).

10.3*	Amendment to the Offer Letter from Teradata Corporation to Daniel Harrington effective December 31, 2008 (incorporated by reference to Exhibit 10.6 to the Current Report on Form 8-K dated February 9, 2009).

10.4*	Amendment to the Offer Letter from Teradata Corporation to Bruce Langos effective December 31, 2008 (incorporated by reference to Exhibit 10.7 to the Current Report on Form 8-K dated February 9, 2009).

31.1	Certification pursuant to Rule 13a-14(a), dated May 8, 2009.

31.2	Certification pursuant to Rule 13a-14(a), dated May 8, 2009.

32	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated May 8, 2009.

*	Management compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TERADATA CORPORATION

Date: May 8, 2009	By:	/s/ Stephen M. Scheppmann
Stephen M. Scheppmann
Executive Vice President and Chief Financial Officer