Form 10-Q
period 2009-06-30
TERADATA CORP /DE/
filed 2009-08-07
CIK 816761

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission File Number 001-33458

TERADATA CORPORATION

(Exact name of registrant as specified in its charter)

Delaware	75-3236470
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2835 Miami Village Dr.

Dayton, Ohio 45342

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

At July 31, 2009, the registrant had approximately 171.8 million shares of common stock outstanding.

Part 1. Financial Information

Item 1.	FINANCIAL STATEMENTS

Teradata Corporation

Condensed Consolidated Statements of Income (Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
In millions, except per share amounts	2009	2008	2009	2008
Revenue
Product revenue	$185	$221	$342	$386
Service revenue	236	234	446	444

Total revenue	421	455	788	830

Costs and operating expenses
Cost of products	66	75	120	135
Cost of services	122	131	235	252
Selling, general and administrative expenses	122	132	232	248
Research and development expenses	27	25	57	50

Total costs and operating expenses	337	363	644	685

Income from operations	84	92	144	145
Interest and other income, net	—	2	—	5

Income before income taxes	84	94	144	150
Income tax expense	22	25	37	39

Net income	$62	$69	$107	$111

Net income per common share
Basic	$0.36	$0.38	$0.62	$0.62
Diluted	$0.36	$0.38	$0.61	$0.61
Weighted average common shares outstanding
Basic	172.3	179.3	172.8	179.9
Diluted	173.9	181.2	174.1	181.8

See Notes to Condensed Consolidated Financial Statements (Unaudited).

Teradata Corporation

Condensed Consolidated Balance Sheets (Unaudited)

	June 30,	December 31,
In millions, except per share amounts	2009	2008
Assets
Current Assets
Cash and cash equivalents	$638	$402
Short-term investments	—	40
Accounts receivable, net	342	451
Inventories	45	44
Other current assets	73	78

Total current assets	1,098	1,015
Property and equipment, net	91	88
Capitalized software, net	93	80
Goodwill	108	110
Deferred income taxes	92	109
Other assets	22	28

Total assets	$1,504	$1,430

Liabilities and stockholders’ equity
Current liabilities
Accounts payable	$81	$99
Payroll and benefits liabilities	80	83
Deferred revenue	302	255
Other current liabilities	76	103

Total current liabilities	539	540
Pension and other postemployment plan liabilities	80	83
Other liabilities	27	30

Total liabilities	646	653

Commitments and contingencies (Note 7)
Stockholders’ equity
Preferred stock: par value $0.01 per share, 100.0 shares authorized, no shares issued and outstanding at June 30, 2009 and December 31, 2008	—	—
Common stock: par value $0.01 per share, 500.0 shares authorized, 181.3 and 180.5 shares issued at June 30, 2009 and December 31, 2008, respectively	2	2
Paid-in capital	592	572
Treasury stock: 9.6 and 6.9 shares at June 30, 2009 and December 31, 2008, respectively	(188)	(137)
Retained earnings	437	329
Accumulated other comprehensive income	15	11

Total stockholders’ equity	858	777

Total liabilities and stockholders’ equity	$1,504	$1,430

See Notes to Condensed Consolidated Financial Statements (Unaudited).

Teradata Corporation

Condensed Consolidated Statements of Cash Flows (Unaudited)

	Six Months Ended June 30,
In millions	2009	2008
Operating activities
Net income	$107	$111
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	27	33
Stock-based compensation expense	11	10
Excess tax benefit from stock-based compensation	(1)	(1)
Deferred income taxes	16	16
Changes in assets and liabilities:
Receivables	105	76
Inventories	—	9
Current payables and accrued expenses	(33)	(38)
Deferred revenue	42	43
Other assets and liabilities	(6)	(31)

Net cash provided by operating activities	268	228

Investing activities
Proceeds from sales and maturities of short-term investments	65	—
Purchases of short-term investments	(25)	(50)
Expenditures for property and equipment	(13)	(11)
Additions to capitalized software	(27)	(32)
Purchased software license	—	(2)
Other investing activities and business acquisition, net	6	(22)

Net cash provided by (used in) investing activities	6	(117)

Financing activities
Repurchases of common stock	(50)	(72)
Excess tax benefit from stock-based compensation	1	1
Other financing activities, net	8	4

Net cash used in financing activities	(41)	(67)

Effect of exchange rate changes on cash and cash equivalents	3	3

Increase in cash and cash equivalents	236	47
Cash and cash equivalents at beginning of period	402	270

Cash and cash equivalents at end of period	$638	$317

See Notes to Condensed Consolidated Financial Statements (Unaudited).

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1. BASIS OF PRESENTATION

These statements have been prepared pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”) and, in accordance with those rules and regulations, do not include all information and footnote disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). In the opinion of management, the condensed consolidated financial statements reflect all adjustments, consisting only of normal recurring adjustments, necessary to fairly state the results of operations, financial position and cash flows of Teradata Corporation (“Teradata” or the “Company”) for the interim periods presented herein. The year-end 2008 condensed consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by GAAP. The preparation of condensed consolidated financial statements in conformity with GAAP requires management to make use of estimates and assumptions that affect the reported amounts and disclosures. Actual results may vary from these estimates. Subsequent events were evaluated through August 7, 2009, the date of financial statement issuance.

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

On September 30, 2007, Teradata became an independent, publicly-traded company when it was separated via a spin off (the “Separation”) from its former parent company, NCR Corporation (“NCR”).

2. NEW ACCOUNTING PRONOUNCEMENTS

Statement of Financial Accounting Standards No. 165. In May 2009, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard (“SFAS”) No. 165 (“SFAS 165”), Subsequent Events. SFAS 165 modifies the definition of what qualifies as a subsequent event—those events or transactions that occur following the balance sheet date, but before the financial statements are issued, or are available to be issued—and requires companies to disclose the date through which it has evaluated subsequent events and the basis for determining that date. The Company adopted the provisions of SFAS 165 for the quarter ended June 30, 2009. The adoption of SFAS 165 did not have a material impact on the Company’s Condensed Consolidated Financial Statements.

Statement of Financial Accounting Standards No. 166. In June 2009, the FASB issued SFAS No. 166 (“SFAS 166”), Accounting for Transfers of Financial Assets – an amendment of FASB Statement No. 140. SFAS 166 revises SFAS No. 140 and will require entities to provide more information about sales of securitized financial assets and similar transactions, particularly if the seller retains some risk with respect to the assets. SFAS 166 is effective for fiscal years beginning after November 15, 2009. As the Company is not engaged in the sale of securitized financial assets, the adoption of SFAS 166 is not expected to have a material effect on the Company’s Condensed Consolidated Financial Statements.

Statement of Financial Accounting Standards No. 167. In June 2009, the FASB issued SFAS No. 167 (“SFAS 167”), Amendments to FASB Interpretation No. 46(R). SFAS 167 amends certain requirements of FASB Interpretation No. 46(R) to improve financial reporting by companies involved with variable interest entities and to provide more relevant and reliable information to users of financial statements. SFAS 167 is effective for fiscal years beginning after November 15, 2009. As the Company is not involved in any variable interest entities, the adoption of SFAS 167 is not expected to have a material impact on the Company’s Condensed Consolidated Financial Statements.

Statement of Financial Accounting Standards No. 168. In June 2009, the FASB issued SFAS No. 168 (“SFAS 168”), The FASB Accounting Standards CodificationTM and the Hierarchy of Generally Accepted Accounting

Principles – a replacement of FAS No. 162. SFAS 168 replaces SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles” and establishes the “FASB Accounting Standards Codification” (the “Codification”) as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with generally accepted accounting principles in the United States. On the effective date of SFAS 168, the Codification will supersede all then-existing non-SEC accounting and reporting standards. SFAS 168 is effective for financial statements issued for interim and annual periods ending after September 15, 2009. The Company has evaluated this new statement, and has determined that it will not have a significant impact on the Condensed Consolidated Financial Statements.

FASB Staff Position No. FAS 132(R)-1. In December 2008, the FASB issued FSP 132(R)-1 (“FSP 132(R)-1”), Employers’ Disclosures about Postretirement Benefit Plan Assets. FSP 132(R)-1 provides guidance on an employer’s disclosures about plan assets of a defined benefit pension or other postretirement plan. FSP 132(R)-1 is effective for fiscal years ending after December 15, 2009. The Company does not anticipate the adoption of this standard to have a material impact on the Condensed Consolidated Financial Statements.

FASB Staff Position No. FAS 115-2 and FAS 124-2. In April 2009, the FASB issued FSP FAS 115-2 and FAS 124-2 (“FSP 115-2”), Recognition and Presentation of Other-Than-Temporary Impairments. FSP 115-2 provides guidance on the recognition of other-than-temporary impairments of investments in debt securities and provides new presentation and disclosure requirements for other-than-temporary impairments of investments in debt and equity securities. FSP 115-2 is effective for all interim and annual periods ending after June 15, 2009. The adoption of this standard did not have a material impact on the Condensed Consolidated Financial Statements.

FASB Staff Position No. FAS 157-4. In April 2009, the FASB issued FASB Staff Position No. FAS 157-4 (“FSP 157-4”), Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly. FSP 157-4, which is effective for interim and annual reporting periods ending after June 15, 2009, provides additional guidance for determining fair value and requires new disclosures regarding the categories of fair value instruments, as well as the inputs and valuation techniques utilized to determine fair value and any changes to the inputs and valuation techniques during the period. The adoption of FSP 157-4 did not have a material effect on the Condensed Consolidated Financial Statements.

3. SUPPLEMENTAL FINANCIAL INFORMATION

	Three Months Ended June 30,		Six Months Ended June 30,
In millions	2009	2008	2009	2008
Comprehensive Income
Net income	$62	$69	$107	$111
Other comprehensive income, net of tax:
Amortization of costs associated with pension and postemployment benefits	—	—	—	1
Currency translation adjustments	—	(1)	4	—

Total comprehensive income	$62	$68	$111	$112

	As of
In millions	June 30, 2009	December 31, 2008
Inventories
Finished goods	$23	$22
Service parts	22	22

Total inventories	$45	$44

4. INCOME TAXES

Income tax provisions for interim periods are based on estimated annual income tax rates, adjusted to reflect the effects of any significant infrequent or unusual items which are required to be discretely recognized within the current interim period. The Company’s intention is to permanently reinvest its foreign earnings outside of the United States. As a result, the effective tax rates in the periods presented are largely based upon the forecasted pre-tax earnings mix and allocation of certain expenses in various taxing jurisdictions where the Company conducts its business that apply a broad range of statutory income tax rates, certain of which are less than the U.S. statutory rate.

The effective tax rate for the three months ended June 30, 2009 and June 30, 2008 was 26.2% and 26.6%, respectively. The effective tax rate for the six months ended June 30, 2009 and June 30, 2008 was 25.7% and 26.0%, respectively. The tax rate for these periods are based on the pre-tax earnings mix by jurisdiction of Teradata and its subsidiaries under the Company’s current structure after considering items specifically related to the interim periods. There were no significant discrete items for either of the three and six month periods ended June 30, 2009 and June 30, 2008.

5. EMPLOYEE BENEFIT PLANS

Components of net periodic benefit cost of the Company’s pension plans for the three and six months ended June 30 are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
In millions	2009	2008	2009	2008
Service cost	$1	$2	$3	$4
Interest cost	1	1	2	2
Expected return on plan assets	—	(1)	(1)	(2)

Total costs	$2	$2	$4	$4

Components of net periodic benefit cost of the Company’s postemployment plans for the three and six months ended June 30 are as follows:

	Three Months Ended June 30,		Six Months Ended March 31,
In millions	2009	2008	2009	2008
Service cost	$1	$2	$2	$3
Interest cost	1	1	1	1
Amortization of actuarial loss	—	—	—	1

Total costs	$2	$3	$3	$5

Employer Contributions

Pension. For the three and six months ended June 30, 2009, Teradata contributed approximately $3 million and $5 million to its pension plans, respectively. Teradata anticipates contributing an additional $4 million to its pension plans in 2009 for a total of $9 million.

Postemployment. For the three and six months ended June 30, 2009, Teradata paid approximately $1 million and $2 million in postemployment benefits, respectively. Teradata anticipates paying an additional $4 million in postemployment benefits in 2009 for a total of $6 million.

6. DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

On January 1, 2009, the Company adopted SFAS No. 161 (“SFAS 161”), Disclosures About Derivative Instruments and Hedging Activities, an Amendment of FASB Statement No. 133, which requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of and gains and losses on derivative instruments, and disclosures about credit-risk related contingent features in derivative agreements.

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

At June 30, 2009, the contract notional amount of the Company’s foreign exchange forward contracts was $71 million ($42 million on a net basis). At June 30, 2009, the Company had a liability of approximately $1 million for its active foreign exchange forward contracts currently in an unrealized loss position , which was recorded in the other current liabilities section of its Condensed Consolidated Balance Sheet, and an immaterial asset for active foreign exchange forward contracts currently in an unrealized gain position.

Gains and losses from the Company’s fair value hedges (foreign currency forward contracts and related hedged items) were immaterial for the three and six months ended June 30, 2009 and June 30, 2008. Gains and losses from foreign exchange forward contracts are fully recognized each period and reported along with the offsetting gain or loss of the related hedged item, either in cost of products or in other income, depending on the nature of the related hedged item.

7. COMMITMENTS AND CONTINGENCIES

In the normal course of business, the Company is subject to proceedings, lawsuits, claims and other matters, including those that relate to the environment, health and safety, employee benefits, export compliance, intellectual property, tax matters, and other regulatory compliance and general matters, including those described below.

The Company is subject to governmental investigations and requests for information from time to time. As previously reported prior to Teradata’s Separation from NCR, the United States Department of Justice is conducting an investigation regarding the propriety of the Company’s arrangements or understandings with others in connection with certain federal contracts and the adequacy of certain disclosures related to such contracts. The investigation arises in connection with civil litigation in federal district court filed under the qui tam provisions of the civil False Claims Act against a number of information technology companies, including the Company. The complaints against the Company remain under seal. The Company continues to conduct its own internal investigation focusing on the propriety of certain transactions under federal programs under which Teradata was a contractor. During 2008 the Company shared evidence with the Justice Department of questionable conduct that the Company uncovered and is continuing to cooperate with the Justice Department in its investigation.

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

The Company has an accrual of approximately $2 million related to the current best estimate of probable liability relating to these matters. The Company believes the amounts provided in its financial statements are adequate in light of the probable and estimable liabilities. However, because such matters are subject to many uncertainties, the outcomes are not predictable and there can be no assurances that the actual amounts required to satisfy alleged liabilities from the matter described above and other matters, and to comply with applicable laws and regulations, will not exceed the amounts reflected in the Company’s financial statements or will not have a material adverse effect on its results of operations, financial condition or cash flows. Any costs that may be incurred in excess of those amounts provided as of June 30, 2009, cannot currently be reasonably determined at this time.

Guarantees and Product Warranties. Guarantees associated with the Company’s business activities are reviewed for appropriateness and impact to the Company’s financial statements. Periodically, the Company’s customers enter into various leasing arrangements coordinated with a leasing company. In some instances, the Company guarantees the leasing company a minimum value at the end of the lease term on the leased equipment. As of June 30, 2009, the maximum future payment obligation of this guaranteed value and the associated liability balance was $4 million.

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

The following table identifies the activity relating to the warranty reserve for the six months ended June 30:

In millions	2009	2008
Warranty reserve liability
Beginning balance at January 1	$6	$6
Provisions for warranties issued	6	6
Settlements (in cash or in kind)	(7)	(6)

Balance at June 30	$5	$6

The Company also offers extended and/or enhanced coverage to its customers in the form of maintenance contracts. The Company accounts for these contracts by deferring the related maintenance revenue over the extended and/or enhanced coverage period. Costs associated with maintenance support are expensed as incurred. Amounts associated with these maintenance contracts are not included in the table above.

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

8. FAIR VALUE MEASUREMENTS

The Company adopted the provisions of SFAS No. 157 (“SFAS 157”), Fair Value Measurements, as of January 1, 2008, for financial assets and liabilities recorded at fair value on a recurring basis, and as of January 1, 2009 for non-financial assets and liabilities. SFAS 157 establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. These tiers include: Level 1, defined as observable inputs such as quoted prices in active markets for identical assets or liabilities; Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable, quoted prices in active markets for similar assets or liabilities, or quoted prices in less-active markets for identical assets; and Level 3, defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions. Financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

The Company’s assets and liabilities measured at fair value on a recurring basis include money market funds and foreign currency exchange contracts. A portion of the Company’s excess cash reserves are held in money market funds which generate interest income based on the prevailing market rates. Money market funds are included in cash and cash equivalents in the Company’s balance sheet. Money market fund holdings are measured at fair value using quoted market prices and are classified within Level 1 of the valuation hierarchy. When deemed appropriate, the Company minimizes its exposure to changes in foreign currency exchange rates through the use of derivative financial instruments, specifically, forward foreign exchange contracts. The fair value of these contracts are measured at the end of each interim reporting period using observable inputs other than quoted prices. As such, these derivative instruments are classified within Level 2 of the valuation hierarchy. Unrealized fair value gains for open contracts are recognized as assets and unrealized fair value losses are recognized as liabilities in the Company’s Condensed Consolidated Balance Sheets. At June 30, 2009, the Company had a liability of approximately $1 million for its active foreign exchange forward contracts currently in an unrealized loss position, which was recorded in the other current liabilities section of its Condensed Consolidated Balance Sheet, and an immaterial asset for active foreign exchange forward contracts currently in an unrealized gain position. Any realized gains or losses would be mitigated by corresponding gains or losses on the underlying exposures.

The Company’s assets and liabilities measured at fair value on a recurring basis subject to the disclosure requirements of SFAS 157 at June 30, 2009 were as follows:

		Fair Value Measurements at Reporting Date Using
In millions	June 30, 2009	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Money market funds	$433	$433	$—	$—

Total Assets	$433	$433	$—	$—

Liabilities
Foreign exchange currency contracts	$1	$—	$1	$—

Total Liabilities	$1	$—	$1	$—

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

The components of basic and diluted earnings per share are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
In millions, except per share amounts	2009	2008	2009	2008
Net income available for common stockholders	$62	$69	$107	$111

Weighted average outstanding shares of common stock	172.3	179.3	172.8	179.9
Dilutive effect of employee stock options and restricted stock	1.6	1.9	1.3	1.9

Common stock and common stock equivalents	173.9	181.2	174.1	181.8

Earnings per share:
Basic	$0.36	$0.38	$0.62	$0.62
Diluted	$0.36	$0.38	$0.61	$0.61

Options to purchase 2.6 million and 2.7 million shares of common stock for the three and six months ended June 30, 2009 and 1.3 million and 1.3 million shares for the three and six months ended June 30, 2008 were not included in the computation of diluted earnings per share because their exercise prices were greater than the average market price of the common shares for the respective periods and, therefore, the effect would have been anti-dilutive.

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

The following table presents regional segment revenue and segment gross margin for the Company:

	Three Months Ended June 30,		Six Months Ended June 30,
In millions	2009	2008	2009	2008
Revenue
Americas	$229	$236	$434	$446
EMEA	118	128	215	231
APJ	74	91	139	153

Total revenue	421	455	788	830

Gross margin
Americas	133	136	250	250
EMEA	64	68	117	120
APJ	36	45	66	73

Total gross margin	233	249	433	443

Selling, general and administrative expenses	122	132	232	248
Research and development expenses	27	25	57	50

Total income from operations	$84	$92	$144	$145

The following table presents revenue by product and services for the Company:

	Three Months Ended June 30,		Six Months Ended June 30,
In millions	2009	2008	2009	2008
Products (software and hardware)(1)	$185	$221	$342	$386
Professional and installation-related services	127	126	233	233

Total solution	312	347	575	619
Maintenance services	109	108	213	211

Total revenue	$421	$455	$788	$830

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

Second Quarter Financial Overview

As more fully discussed in later sections of this MD&A, the following were significant financial items for the second quarter of 2009:

•

Total revenue was $421 million for the second quarter of 2009, down 7% from the second quarter of 2008. The total year-over-year revenue comparison included a 5% adverse impact from foreign currency fluctuations. Lower product revenue and the impact of foreign currency translation were the primary drivers in the reported year-over-year revenue decline.

•

Gross margin increased to 55.3% in the second quarter of 2009 from 54.7% in the second quarter of 2008. Gross margins improved primarily due to the professional services business, which experienced better utilization rates of internal resources, lower third-party costs, and lower travel expenses.

•

Operating income was $84 million in the second quarter of 2009, compared to $92 million in the second quarter of 2008. The decrease in operating income was largely due to lower product revenue, which was offset in part by improved gross margins and lower operating expenses. Within operating expenses, $10 million of lower selling, general and administrative (“SG&A”) expenses were partially offset by $2 million higher research and development (“R&D”) expenses as compared to the second quarter of 2008.

•	Net income of $62 million in the second quarter of 2009 decreased from $69 million in the second quarter of 2008.

Strategic Overview

Teradata is in a leadership position to help companies manage the continual increases in data volume and complexity and gain a competitive advantage. We have four key initiatives underway to broaden our position in the market and take advantage of this opportunity. These initiatives include continuing to:

•	Increase our market coverage through additional sales territories (hiring sales account executives as well as technology and industry consultants),

•	Invest to extend Teradata’s core technology and expand our family of compatible data warehouse platforms to address multiple market segments,

•	Differentiate Teradata technology and driving platform demand by delivering services that enable customers to achieve best-in-class analytics, and

•	Invest in strategic partnerships to increase the number of solutions available on Teradata platforms, to provide more market coverage and to maximize customer value.

Future Trends

We believe that demand for our solutions will continue due to the continued increase in data volumes, the scale and complexity of business requirements, and the growing use of new data elements and more near real-time analytics over time. The adoption by customers of more near real-time analysis for enterprise intelligence is driving more applications, usage and capacity.

Recently, the United States and global economies have experienced a significant downturn driven by a financial and credit crisis that could continue to challenge such economies for some period of time, and may have a negative effect on our business. We continue to see a longer sales cycle for enterprise data warehousing solutions, particularly in the United States, as a result of closer scrutiny and tighter review processes for larger capital expenditures during 2009; however, we anticipate an opportunity for shorter sales cycles for our new purpose-built data warehouse appliance platforms. The size, timing and contracted terms of large customer orders for our products and services can impact, both positively and negatively, our long-term operating results. Variances in the operating results for an individual quarterly period can be significantly impacted by a few large sales transactions. This dynamic is even more pronounced when viewing results for an individual operating region, or by sub-category (product, professional services or maintenance services). As a result, we believe that trends in operating results are more effectively analyzed on an annual basis. In addition to the uncertainty created by the economic environment, we expect approximately 3 percentage points of negative impact from currency translation on our reported 2009 revenue and a corresponding currency impact on operating income, based on currency rates as of July 30, 2009.

While macroeconomic challenges and fluctuations in the information technology environment do occur, our long-term outlook remains positive. We did not experience significant changes in the first six months of 2009 due to competitive and/or technological pricing trends, although there is a risk that pricing pressure could occur in the future. We continue to be committed to new product development and achieving maximum yield from our research and development spending and resources, which are intended to drive revenue growth, as evidenced by the recent expansion of our purpose-built Teradata Platform Family, as well as Teradata’s new version of core database software, Teradata 13, which was released in late June, 2009. As an example of our expanding set of strategic partnerships, a new agreement with SAP was announced in the second quarter of 2009 to provide SAP NetWeaver® Business Warehouse on the Teradata database, enabling customers to more efficiently access data in the Teradata data warehouse for business analytics. We also continue to evaluate opportunities to increase our market coverage and are committed to continuing to expand our sales territories, among other things, to drive future revenue growth. We added over 40 new sales territories in 2008 and remain on track to have added a total of 60 new sales territories cumulatively by the end of 2009. Given the length of sales cycles in the data warehouse market, new sales account territories typically take a year or more, on average, to become productive. As we did in the first six months, we plan to continue throughout 2009 to actively scrutinize our overall selling expense, including monitoring the pace of adding new sales territories as well as tightly managing our professional services costs structure in an effort to keep such cost in line with revenue trends. We continue to expect SG&A expenses in 2009 to be at or below our 2008 levels, while absorbing the expense of our strategic initiatives, including sales territory expansion and investments in partnerships. However, we expect R&D expenses in 2009 to be higher than the $108 million experienced in 2008, and closer to the $126 million level seen in 2007.

Results of Operations for the Three Months Ended June 30, 2009

Compared to the Three Months Ended June 30, 2008

In millions	2009	% of Revenue	2008	% of Revenue
Product revenue	$185	43.9%	$221	48.6%
Service revenue	236	56.1%	234	51.4%

Total revenue	421	100%	455	100%

Gross margin
Product gross margin	119	64.3%	146	66.1%
Service gross margin	114	48.3%	103	44.0%

Total gross margin	233	55.3%	249	54.7%

Operating expenses
Selling, general and administrative expenses	122	29.0%	132	29.0%
Research and development expenses	27	6.4%	25	5.5%

Total operating expenses	149	35.4%	157	34.5%

Operating income	$84	20.0%	$92	20.2%

Revenue

Teradata revenue decreased 7% in the second quarter of 2009 compared to the second quarter of 2008. The revenue decline included a net adverse effect of 5% from foreign currency fluctuations. Product revenue decreased 16% in the second quarter of 2009 from the prior year, with reductions in all three regions. Service revenue in the second quarter of 2009 increased 1% from the prior year, with an underlying 1% increase in professional and installation-related services revenue, as well as maintenance services revenue, as compared to the prior year.

Gross Margin

Gross margin for the second quarter of 2009 was 55.3% compared to 54.7% in the second quarter of 2008. Product gross margin decreased to 64.3% in the second quarter of 2009, compared to 66.1% in the prior-year period. The decrease in product margins was driven primarily by lower volume and the impact of currency translation on foreign currency-denominated revenue given the largely U.S. dollar-denominated product cost. Service gross margin improved to 48.3% in the second quarter of 2009 compared to 44.0% in the prior-year period. Services margins improvements were driven by our professional services business, due to lower outside contractor costs, lower overhead costs, lower travel expenses and improved utilization of internal resources. Utilization rates were assisted in part by the lack of hiring activity within the professional services organization in the quarter, given the additional training activities typically associated with new hires. In terms of overall gross margins, the improvement in services margins more than offset the margin impact of having a lower proportion of product revenue, in relation to services revenue, as compared to the prior-year period.

Operating Expenses

Total operating expenses, characterized as SG&A and R&D expenses, were $149 million in the second quarter of 2009 compared to $157 million in the second quarter of 2008. The $10 million decrease in SG&A expenses benefited from foreign currency translation, certain reductions in corporate expenses and lower travel expenses, which more than offset the cost of the new sales territory expansions.

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

The following table presents revenue and operating performance by segment for the three months ended June 30:

In millions	2009	% of Revenue	2008	% of Revenue
Revenue
Americas	$229	54%	$236	52%
EMEA	118	28%	128	28%
APJ	74	18%	91	20%

Total revenue	421	100%	455	100%

Gross margin
Americas	133	58.1%	136	57.6%
EMEA	64	54.2%	68	53.1%
APJ	36	48.6%	45	49.5%

Total gross margin	$233	55.3%	$249	54.7%

Americas: Revenue decreased 3% in the second quarter of 2009 from the second quarter of 2008, as an 8% decrease in product revenue was offset somewhat by higher services revenue. The revenue decline included a 2% adverse effect from foreign currency fluctuations. Gross margin increased to 58.1% for the second quarter of 2009, from 57.6% in the second quarter of 2008, driven primarily by increases in professional services margins as compared to the prior-year period, which benefited from higher utilization rates, lower outside contractor expense and overall cost management.

EMEA: Revenue decreased 8% in the second quarter of 2009 from the second quarter of 2008, driven by roughly comparable decreases in product and services revenue. The revenue decline included 14% of adverse impact from foreign currency fluctuations. Gross margin increased to 54.2% for the second quarter of 2009, from 53.1% in the second quarter of 2008, with improvements in professional services margins, offset in part by foreign currency translation, and an adverse mix of hardware content and third-party product, as compared to the prior period.

APJ: Revenue decreased 19% in the second quarter of 2009 from the second quarter of 2008, with a decrease in product revenue offset in part by higher services revenue. The revenue decline included 2% of negative impact from foreign currency fluctuations. Gross margin decreased to 48.6% in the second quarter of 2009, from 49.5% in the second quarter of 2008. The decrease in gross margins were driven primarily by the lower proportion of product revenue as compared to services revenue, somewhat offset by improved professional services margin rates as compared to the prior-year period.

Provision for Income Taxes

The effective tax rate in the second quarter of 2009 was 26.2% compared to 26.6% in the second quarter of 2008. The tax rate for the three months ended June 30, 2009 and June 30, 2008 is based on the pre-tax earnings mix by jurisdiction of Teradata and its subsidiaries under the Company’s current structure after considering items specifically related to the interim periods. There were no significant discrete tax items for the three months ended June 30, 2009 and June 30 2008.

Income tax provisions for interim periods are based on estimated annual income tax rates, adjusted to reflect the effects of any significant infrequent or unusual items which are required to be discretely recognized within the current interim period. The Company’s intention is to permanently reinvest its foreign earnings outside of the United States. As a result, the effective tax rates in the periods presented are largely based upon the forecasted pre-tax earnings mix and allocation of certain expenses in various taxing jurisdictions where the Company conducts its business that apply a broad range of statutory income tax rates, certain of which are less than the U.S. statutory rate.

Results of Operations for the Six Months Ended June 30, 2009

Compared to the Six Months Ended June 30, 2008

In millions	2009	% of Revenue	2008	% of Revenue
Product revenue	$342	43.4%	$386	46.5%
Service revenue	446	56.6%	444	53.5%

Total revenue	788	100%	830	100%

Gross margin
Product gross margin	222	64.9%	251	65.0%
Service gross margin	211	47.3%	192	43.2%

Total gross margin	433	54.9%	443	53.4%

Operating expenses
Selling, general and administrative expenses	232	29.4%	248	29.9%
Research and development expenses	57	7.2%	50	6.0%

Total operating expenses	289	36.7%	298	35.9%

Operating income	$144	18.3%	$145	17.5%

Revenue

Teradata revenue decreased 5% in the first six months of 2009 compared to the first six months of 2008. The revenue decline included a net adverse effect of 6% from foreign currency fluctuations. Product revenue decreased 11% in the first six months of 2009 from the prior year, with declines in all three regions. Service revenue in the first six months of 2009 was roughly unchanged from the prior year, with only a slight increase in maintenance services revenue.

Gross Margin

Gross margin for the first six months of 2009 was 54.9% compared to 53.4% in the first six months of 2008. Product gross margin was roughly unchanged at 64.9% in the first six months of 2009, compared to 65.0% in the prior-year period. Service gross margin improved to 47.3% in the first six months of 2009 compared to 43.2% in the prior-year period. Services margins improved primarily due to improvements within professional services, which benefited from lower overhead costs, lower outside contractor costs, improved utilization of internal resources and lower travel expenses. Utilization rates were assisted in part by the lack of hiring activity within the professional services organization in the current year, given the additional training activities typically associated with new hires. The improvement in services margins more than offset the margin impact of having a lower proportion of product revenue, in relation to services revenue, as compared to the prior-year period.

Operating Expenses

Total operating expenses were $289 million in the first six months of 2009 compared to $298 million in the first six months of 2008. The $16 million decrease in SG&A expenses was driven by the impact of foreign currency translation, certain reductions in corporate expenses and lower travel expenses, which more than offset the cost of the new sales territory expansions. R&D expenses increased by $7 million in the first six months of 2009, compared to the first six months of 2008, resulting largely from $5 million less in capitalization of software development cost.

Revenue and Gross Margin by Operating Segment

The following table presents revenue and operating performance by segment for the six months ended June 30:

		% of		% of
In millions	2009	Revenue	2008	Revenue
Revenue
Americas	$434	55%	$446	54%
EMEA	215	27%	231	28%
APJ	139	18%	153	18%

Total revenue	788	100%	830	100%

Gross margin
Americas	250	57.6%	250	56.1%
EMEA	117	54.4%	120	51.9%
APJ	66	47.5%	73	47.7%

Total gross margin	$433	54.9%	$443	53.4%

Americas: Revenue decreased 3% in the first six months of 2009 from the first six months of 2008, as a 10% decrease in product revenue was offset somewhat by higher services revenue. The revenue decline included a 2% adverse effect from foreign currency fluctuations. Gross margin increased to 57.6% for the first six months of 2009, from 56.1% in the first six months of 2008, primarily driven by increases in professional services margins, which benefited from higher utilization rates, lower outside contractor expense and overall cost management. This improvement was offset somewhat by the impact of a lower proportion of product revenue, in relation to services revenue, as compared to the prior-year period.

EMEA: Revenue decreased 7% in the first six months of 2009 from the first six months of 2008, driven by comparable decreases in product, professional services and maintenance services revenue. The revenue decline included 16% of adverse impact from foreign currency fluctuations. Gross margin increased to 54.4% for the first six months of 2009, from 51.9% in the first six months of 2008, driven by increases in services margins, primarily within professional services.

APJ: Revenue decreased 9% in the first six months of 2009 from the first six months of 2008, driven by a decrease in product revenue. The revenue decline included 3% of negative impact from foreign currency fluctuations. Gross margin decreased to 47.5% in the first six months of 2009, from 47.7% in the first six months of 2008. The decrease in gross margins were driven primarily by the smaller proportion of product revenue as compared to services revenue, and to a lesser extent lower product margins, which was largely offset by higher professional services margin rates as compared to the prior-year period.

Provision for Income Taxes

The effective tax rate for the first six months of 2009 was 25.7% as compared to 26.0% for the first six months of 2008. The tax rate for the six months ended June 30, 2009 and June 30, 2008 is based on the pre-tax earnings mix by jurisdiction of Teradata and its subsidiaries under the Company’s current structure after considering items specifically related to the interim periods. There were no significant discrete tax items for the six months ended June 30, 2009 and June 30 2008.

Income tax provisions for interim periods are based on estimated annual income tax rates, adjusted to reflect the effects of any significant infrequent or unusual items which are required to be discretely recognized within the current interim period. The Company’s intention is to permanently reinvest its foreign earnings outside of the United States. As a result, the effective tax rates in the periods presented are largely based upon the forecasted pre-tax earnings mix and allocation of certain expenses in various taxing jurisdictions where the Company conducts its business that apply a broad range of statutory income tax rates, certain of which are less than the U.S. statutory rate.

Financial Condition, Liquidity and Capital Resources

Cash provided by operating activities increased by $40 million in the first six months of 2009. In comparison to the prior-year period, the increase in cash provided by operating activities in the six months ended June 30, 2009 was principally due to a greater decrease in accounts receivables and a positive change in other assets and liabilities, which was primarily driven by a decrease in other current assets as compared to an increase in the prior period comparison. The greater reduction in accounts receivable was driven by positive collection activity in the current-year period, though collection activity will vary from period to period. These improvements were partially offset by having flat inventory levels in the first six months of 2009, compared to a reduction of inventory in the first six months of 2008.

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

The table below shows net cash provided by operating activities and capital expenditures for the following periods:

	Six Months Ended June 30,
In millions	2009	2008
Net cash provided by operating activities	$268	$228
Less:
Expenditures for property and equipment	(13)	(11)
Additions to capitalized software	(27)	(32)

Free cash flow	$228	$185

Financing activities and certain other investing activities are not included in our calculation of free cash flow. These other investing activities in the first six months of 2009 primarily consisted of $25 million in purchases of short-term investments and $65 million in proceeds collected from maturities of short-term investments. Teradata’s short-term investments consist of bank time deposits with original maturities between three months and one year. Other investing activities in the first six months of 2008 primarily consisted of $50 million in purchases of short-term investments, as well as an immaterial acquisition consummated during the first quarter. Teradata’s financing activities for the six months ended June 30, 2009 and June 30, 2008 consisted primarily of cash outflows from our share repurchase activities. During the first six months of 2009, the Company purchased 2.7 million shares of its common stock at an average price per share of $18.61 under share repurchase programs authorized by our Board of Directors in 2008. The first program (the “dilution offset program”) authorizes the Company to purchase Teradata common stock to the extent of cash received from the exercise of stock options and the Teradata Employee Stock Purchase Plan. The second program (the “general share repurchase program”) initially authorized the Company to repurchase an additional $250 million of the Company’s outstanding shares of common stock. On May 4, 2009, the Company’s Board of Directors authorized an additional $300 million increase to the Company’s existing open market share repurchase program and extended the program for a two-year period ending in February 2012. As of June 30, 2009, the Company had $340 million of authorization remaining under its general share repurchase program to repurchase outstanding shares of Teradata common stock. Our share repurchase activity depends on factors such as our working capital needs, our cash requirements for capital investments, our stock price, and economic and market conditions. Proceeds from the Employee Stock Purchase Plan and the exercise of stock options were $8 million for the six months ended June 30, 2009. These proceeds are included in Other financing activities, net in the Condensed Consolidated Statement of Cash Flows (Unaudited).

Teradata had no short- or long-term debt outstanding as of June 30, 2009, and although no funds were drawn on the revolving credit facility, the Company was in compliance with all covenants of the credit facility. Management believes current cash and short-term investment resources, Company cash flows from operations and its $300 million credit facility will be sufficient to satisfy future working capital, research and development activities, capital expenditures, pension contributions, and other financing requirements for at least the next twelve months. The Company principally holds its cash, cash equivalents and short-term investments in bank deposits, money market funds and government treasuries.

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

In many cases, the accounting treatment of a particular transaction is specifically dictated by GAAP and does not require significant management judgment in its application. There are also areas in which management’s judgment in selecting among available alternatives would not produce a materially different result. The significant accounting policies and estimates that we believe are the most critical to aid in fully understanding and evaluating our reported financial results are discussed in the 2008 Annual Report. Teradata’s senior management has reviewed these critical accounting policies and related disclosures and determined there were no significant changes in our critical accounting policies in the six months ended June 30, 2009. Also, there were no significant changes in our estimates associated with those policies.

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

Based on their evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective to provide reasonable assurance as of June 30, 2009.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the last fiscal quarter ended June 30, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Purchase of Company Common Stock

During the second quarter of 2009, the Company purchased approximately 1.4 million shares of it common stock at an average price per share of $21.86 under the two share repurchase programs authorized by our Board of Directors in 2008. The first program (the “dilution offset program”) authorizes the Company to purchase Teradata common stock to the extent of cash received from the exercise of stock options and the Teradata Employee Stock Purchase Plan. The second program (the “general share repurchase program”) authorizes the Company to repurchase an additional $250 million of the Company’s outstanding shares of common stock. On May 4, 2009, the Company’s Board of Directors authorized an additional $300 million increase to the Company’s existing general share repurchase program. As of June 30, 2009, the Company had $340 million of authorization remaining on the general share repurchase program to repurchase outstanding shares of Teradata common stock.

In addition to those share purchases, Section 16 officers occasionally sell vested shares of restricted stock to the Company at the current market price to cover their withholding taxes. For the six months ended June 30, 2009, the total of these purchases was 7,912 shares at an average price of $15.33 per share.

The following table provides information relating to the Company’s repurchase of common stock for the six months ended June 30, 2009:

Month	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Dilution Offset Program	Total Number of Shares Purchased as Part of Publicly Announced General Share Repurchase Program	Maximum Dollar Value that May Yet Be Purchased Under the Dilution Offset Program	Maximum Dollar Value that May Yet Be Purchased Under the General Share Repurchase Program
First Quarter Total	1,332,500	$15.27	267,500	1,065,000	$1,650,074	$65,333,208

April 2009	—	N/A	—	—	$2,369,124	$65,333,208
May 2009	857,382	$20.98	142,747	714,635	$939,217	$350,347,107
June 2009	514,000	$23.32	87,200	426,800	$1,627,889	$340,355,676

Second Quarter Total	1,371,382	$21.86	229,947	1,141,435	$1,627,889	$340,355,676

Item 3.	DEFAULTS UPON SENIOR SECURITIES

None

Item 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Voting results for the matters submitted to stockholder vote in connection with the Company’s 2009 Annual Stockholders’ meeting held on April 28, 2009 were included in the Company’s Quarterly Report on Form 10-Q for the first quarter of 2009, which was filed with the U.S. Securities and Exchange Commission on May 8, 2008.

Item 5.	OTHER INFORMATION

None

Item 6.	EXHIBITS

Reference Number per Item 601 of Regulation S-K	Description

2.1	Form of Separation and Distribution Agreement between Teradata Corporation and NCR Corporation (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K dated September 11, 2007).

3.1	Amended and Restated Certificate of Incorporation of Teradata Corporation, as amended and restated on September 24, 2007 (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K dated September 25, 2007).

3.2	Amended and Restated Bylaws of Teradata Corporation, as amended and restated on December 2, 2008 (incorporated by reference to Exhibit 3.2 to the Current Report on Form 8-K dated December 8, 2008).

4.1	Common Stock Certificate of Teradata Corporation (incorporated by reference to Exhibit 4.1 to the Quarterly Report on Form 10-Q dated November 13, 2007).

31.1	Certification pursuant to Rule 13a-14(a), dated August 7, 2009.

31.2	Certification pursuant to Rule 13a-14(a), dated August 7, 2009.

32	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated August 7, 2009.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TERADATA CORPORATION

Date: August 7, 2009	By:	/s/ Stephen M. Scheppmann
Stephen M. Scheppmann Executive Vice President and Chief Financial Officer