Form 10-Q
period 2009-09-30
TERADATA CORP /DE/
filed 2009-11-05
CIK 816761

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

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

At November 2, 2009, the registrant had approximately 171.2 million shares of common stock outstanding.

PART I. Financial Information

Part 1. Financial Information

Item 1.	FINANCIAL STATEMENTS

Teradata Corporation

Condensed Consolidated Statements of Income (Unaudited)

In millions, except per share amounts	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Revenue
Product revenue	$191	$213	$533	$599
Service revenue	234	226	680	670

Total revenue	425	439	1,213	1,269

Costs and operating expenses
Cost of products	72	76	192	211
Cost of services	126	126	361	378
Selling, general and administrative expenses	113	123	345	371
Research and development expenses	26	28	83	78

Total costs and operating expenses	337	353	981	1,038

Income from operations	88	86	232	231
Other income (expense), net	(4)	(1)	(4)	4

Income before income taxes	84	85	228	235

Income tax expense	21	25	58	64

Net income	$63	$60	$170	$171

Net income per common share
Basic	$0.37	$0.34	$0.99	$0.95
Diluted	$0.36	$0.33	$0.98	$0.94

Weighted average common shares outstanding
Basic	171.7	177.5	172.4	179.1
Diluted	174.1	179.4	174.1	181.0

See Notes to Condensed Consolidated Financial Statements (Unaudited).

Teradata Corporation

Condensed Consolidated Balance Sheets (Unaudited)

In millions, except per share amounts	September 30, 2009	December 31, 2008
Assets
Current Assets
Cash and cash equivalents	$704	$402
Short-term investments	—	40
Accounts receivable, net	326	451
Inventories	46	44
Other current assets	71	78

Total current assets	1,147	1,015
Property and equipment, net	90	88
Capitalized software, net	97	80
Goodwill	110	110
Deferred income taxes	81	109
Other assets	14	28

Total assets	$1,539	$1,430

Liabilities and stockholders’ equity
Current liabilities
Accounts payable	$81	$99
Payroll and benefits liabilities	96	83
Deferred revenue	265	255
Other current liabilities	71	103

Total current liabilities	513	540
Pension and other postemployment plan liabilities	82	83
Other liabilities	29	30

Total liabilities	624	653

Commitments and contingencies (Note 7)

Stockholders’ equity
Preferred stock: par value $0.01 per share, 100.0 shares authorized, no shares issued and outstanding at September 30, 2009 and December 31, 2008	—	—
Common stock: par value $0.01 per share, 500.0 shares authorized, 181.8 and 180.5 shares issued at September 30, 2009 and December 31, 2008, respectively	2	2
Paid-in capital	606	572
Treasury stock: 10.5 and 6.9 shares at September 30, 2009 and December 31, 2008, respectively	(210)	(137)
Retained earnings	499	329
Accumulated other comprehensive income	18	11

Total stockholders’ equity	915	777

Total liabilities and stockholders’ equity	$1,539	$1,430

See Notes to Condensed Consolidated Financial Statements (Unaudited).

Teradata Corporation

Condensed Consolidated Statements of Cash Flows (Unaudited)

In millions	Nine Months Ended September 30,
	2009	2008
Operating activities
Net income	$170	$171
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	46	47
Stock-based compensation expense	17	15
Excess tax benefit from stock-based compensation	(2)	(1)
Deferred income taxes	23	29
Impairment of equity investment	5	3
Changes in assets and liabilities:
Receivables	121	141
Inventories	(1)	9
Current payables and accrued expenses	(16)	(60)
Deferred revenue	7	(3)
Other assets and liabilities	(6)	(29)

Net cash provided by operating activities	364	322

Investing activities
Proceeds from sales and maturities of short-term investments	65	—
Purchases of short-term investments	(25)	(50)
Expenditures for property and equipment	(18)	(13)
Additions to capitalized software	(43)	(45)
Other investing activities and business acquisition, net	6	(24)

Net cash used in investing activities	(15)	(132)

Financing activities
Repurchases of common stock	(71)	(137)
Excess tax benefit from stock-based compensation	2	1
Other financing activities, net	14	6

Net cash used in financing activities	(55)	(130)

Effect of exchange rate changes on cash and cash equivalents	8	(2)

Increase in cash and cash equivalents	302	58
Cash and cash equivalents at beginning of period	402	270

Cash and cash equivalents at end of period	$704	$328

See Notes to Condensed Consolidated Financial Statements (Unaudited).

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1. BASIS OF PRESENTATION

These statements have been prepared pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”) and, in accordance with those rules and regulations, do not include all information and footnote disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). In the opinion of management, the condensed consolidated financial statements reflect all adjustments, consisting only of normal recurring adjustments, necessary to fairly state the results of operations, financial position and cash flows of Teradata Corporation (“Teradata” or the “Company”) for the interim periods presented herein. The year-end 2008 condensed consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by GAAP. The preparation of condensed consolidated financial statements in conformity with GAAP requires management to make use of estimates and assumptions that affect the reported amounts and disclosures. Actual results may vary from these estimates. Subsequent events were evaluated through November 5, 2009, the date of financial statement issuance.

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

2. NEW ACCOUNTING PRONOUNCEMENTS

Accounting Standards Codification. The Accounting Standards Codification (“ASC”) has become the source of authoritative accounting principles recognized by the Financial Accounting Standards Board (“FASB”) to be applied by nongovernmental entities in the preparation of financial statements in conformity with GAAP. The ASC is effective for financial statements issued for interim and annual periods ending after September 15, 2009. The ASC has superseded all accounting standards not issued by the SEC. The ASC only changes the referencing of financial accounting standards and does not change or alter existing GAAP.

Revenue Recognition. In October 2009, the FASB issued an update regarding revenue arrangements with multiple deliverables. This update provides principles for allocation of consideration among its multiple-elements, allowing more alternatives in identifying and accounting for separate deliverables under an arrangement. The guidance will eliminate the residual method of allocation and introduces the relative selling price method for valuing the elements of a bundled arrangement if vendor-specific objective evidence or third-party evidence of selling price is not available, and significantly expands related disclosure requirements. This guidance is effective on a prospective basis for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. Alternatively, adoption may be on a retrospective basis, and early application is permitted. The Company is currently evaluating the impact of adopting this standard.

Software Revenue Recognition. In October 2009, the FASB issued an update dealing with revenue arrangements that include software elements. The amendments change the accounting model for revenue arrangements that include both tangible products and software elements. Tangible products containing software components and nonsoftware components that function together to deliver the tangible product’s essential functionality are no longer within the scope of software revenue guidance. In addition, the amendments in this update provide additional guidance on how to determine which software, if any, relating to the tangible product also would be excluded from the scope of existing software revenue guidance. The amendments in this update will be effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010, and early application is permitted. The Company is currently evaluating the impact of adopting this standard.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

Subsequent Events. In May 2009, the FASB issued an update related to subsequent events. This new guidance modifies the definition of what qualifies as a subsequent event—those events or transactions that occur following the balance sheet date, but before the financial statements are issued, or are available to be issued—and requires companies to disclose the date through which it has evaluated subsequent events and the basis for determining that date. The Company adopted the new guidance for the quarter ended June 30, 2009. The adoption of this new standard did not have a material impact on the Company’s Financial Statements.

Transfers of Financial Assets. In June 2009, the FASB issued an update related to accounting for transfers of financial assets. This update will require entities to provide more information about sales of securitized financial assets and similar transactions, particularly if the seller retains some risk with respect to the assets. The new guidance is effective for fiscal years beginning after November 15, 2009. As the Company is not engaged in the sale of securitized financial assets, the adoption of this standard is not expected to have a material effect on the Company’s Financial Statements.

Variable Interest Entities. In June 2009, the FASB issued an update dealing with variable interest entities. This new guidance seeks to improve financial reporting by companies involved with variable interest entities and to provide more relevant and reliable information to users of financial statements. This update is effective for fiscal years beginning after November 15, 2009. As the Company is not involved in any variable interest entities, the adoption of this new standard is not expected to have a material impact on the Company’s Financial Statements.

Benefit Plan Assets. In December 2008, the FASB issued a new pronouncement on employers’ disclosures about postretirement benefit plan assets. This new pronouncement provides guidance on an employer’s disclosures about plan assets of a defined benefit pension or other postretirement plan and is effective for fiscal years ending after December 15, 2009. The Company does not anticipate the adoption of this standard to have a material impact on the Company’s Financial Statements.

Impairments. In April 2009, the FASB issued an update related to the recognition and presentation of other-than-temporary impairments. This update provides guidance on the recognition of other-than-temporary impairments of investments in debt securities and provides new presentation and disclosure requirements for other-than-temporary impairments of investments in debt and equity securities. This guidance is effective for all interim and annual periods ending after June 15, 2009. The adoption of this standard did not have a material impact on the Company’s Financial Statements.

Fair Value. In April 2009, the FASB issued an update dealing with determining fair value when the volume and level of activity for the asset or liability have significantly decreased and for identifying transactions that are not orderly. This update, which is effective for interim and annual reporting periods ending after June 15, 2009, provides additional guidance for determining fair value and requires new disclosures regarding the categories of fair value instruments, as well as the inputs and valuation techniques utilized to determine fair value and any changes to the inputs and valuation techniques during the period. The adoption of this standard did not have a material effect on the Company’s Financial Statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

3. SUPPLEMENTAL FINANCIAL INFORMATION

In millions	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Comprehensive Income
Net income	$63	$60	$170	$171
Other comprehensive income, net of tax:
Net change in unrealized components of defined benefit plans, net of tax	—	11	—	12
Currency translation adjustments	3	(3)	7	(3)

Total comprehensive income	$66	$68	$177	$180

In millions	As of
	September 30, 2009	December 31, 2008
Inventories
Finished goods	$27	$22
Service parts	19	22

Total inventories	$46	$44

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

The effective tax rate for the three months ended September 30, 2009 and September 30, 2008 was 25.0% and 29.4%, respectively. The effective tax rate for the nine months ended September 30, 2009 and September 30, 2008 was 25.4% and 27.2%, respectively. The tax rate for these periods are based on the pre-tax earnings mix by jurisdiction of Teradata and its subsidiaries under the Company’s current structure after considering items specifically related to the interim periods. The tax rate for the three and nine months ended September 30, 2008 included a $3 million discrete charge to reflect a change in estimate identified in conjunction with filing the Company’s 2007 U.S. federal tax return.

5. EMPLOYEE BENEFIT PLANS

Components of net periodic benefit cost of the Company’s pension plans for the three and nine months ended September 30 are as follows:

Pension Plan	Three Months Ended September 30,		Nine Months Ended September 30,
In millions	2009	2008	2009	2008
Service cost	$2	$—	$5	$4
Interest cost	—	1	2	3
Expected return on plan assets	(1)	—	(2)	(2)
Amortization of actuarial loss	1	—	1	—
Participant contributions	(1)	—	(1)	—

Total costs	$1	$1	$5	$5

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

Components of net periodic benefit cost of the Company’s postemployment plans for the three and nine months ended September 30 are as follows:

Postemployment Plan	Three Months Ended September 30,		Nine Months Ended September 30,
In millions	2009	2008	2009	2008
Service cost	$1	$1	$3	$4
Interest cost	—	1	1	2
Amortization of actuarial loss	—	1	—	2

Total costs	$1	$3	$4	$8

The decrease in postemployment expense from the prior-year period was primarily driven by a decrease in the Company’s involuntary turnover rate assumption.

Employer Contributions

Pension. For the three and nine months ended September 30, 2009, Teradata contributed approximately $3 million and $8 million to its pension plans, respectively. Teradata anticipates contributing an additional $1 million to its pension plans in 2009 for a total of $9 million.

Postemployment. For the three and nine months ended September 30, 2009, Teradata paid approximately $1 million and $3 million in postemployment benefits, respectively. Teradata anticipates paying an additional $3 million in postemployment benefits in 2009 for a total of $6 million.

6. DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

On January 1, 2009, the Company adopted a new accounting standard related to disclosures about derivative instruments and hedging activities. This new standard requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair values and gains and losses on derivative instruments, and disclosures about credit-risk related contingent features in derivative agreements.

As a portion of the Company’s operations and revenue occur outside the United States and in currencies other than the U.S. dollar, the Company is exposed to potential gains and losses from changes in foreign currency exchange rates. To mitigate the impact of currency fluctuations, the Company uses foreign exchange forward contracts to hedge transactional exposures resulting from foreign currency denominated inter-company receivables and payables. The forward contracts are designated as fair value hedges of specified foreign currency denominated inter-company receivables and payables and generally mature in three months or less. The Company does not hold or issue derivative financial instruments for trading purposes, nor does it hold or issue leveraged derivative instruments. By using derivative financial instruments to hedge exposures to changes in exchange rates, the Company exposes itself to credit risk. The Company manages exposure to counterparty credit risk by entering into derivative financial instruments with highly rated institutions that can be expected to fully perform under the terms of the applicable contracts.

All derivatives are recognized in the Condensed Consolidated Balance Sheet at their fair value. The fair values of foreign exchange contracts are based on market spot and forward exchange rates. As these fair value amounts relate to open foreign exchange contracts which have not yet reached maturity, they represent possible gains or losses that may not be realized in the future. Changes in the fair value of derivative financial instruments, along with the loss or gain on the hedged asset or liability, are recorded in current period earnings. The notional amounts represent agreed-upon amounts on which calculations of dollars to be exchanged are based, and are an indication of the extent of Teradata’s involvement in such instruments. These notional amounts do not represent amounts exchanged by the parties and, therefore, are not a measure of the instruments. Across its portfolio of contracts, Teradata has both long and short positions relative to the U.S. dollar. As a result, Teradata’s net exposure is less than the total contract notional amount of the Company’s foreign exchange forward contracts.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

At September 30, 2009, the contract notional amount of the Company’s foreign exchange forward contracts was $52 million ($28 million on a net basis). At September 30, 2009, the Company had an immaterial liability for its active foreign exchange forward contracts currently in an unrealized loss position, which is recorded in the other current liabilities section of its Condensed Consolidated Balance Sheet, and no assets for active foreign exchange forward contracts currently in an unrealized gain position.

Gains and losses from the Company’s fair value hedges (foreign currency forward contracts and related hedged items) were immaterial for the three and nine months ended September 30, 2009 and September 30, 2008. Gains and losses from foreign exchange forward contracts are fully recognized each period and reported along with the offsetting gain or loss of the related hedged item, either in cost of products or in other income, depending on the nature of the related hedged item.

7. COMMITMENTS AND CONTINGENCIES

In the normal course of business, the Company is subject to proceedings, lawsuits, claims and other matters, including those that relate to the environment, health and safety, employee benefits, export compliance, intellectual property, tax matters, and other regulatory compliance and general matters, including those described below.

The Company is subject to governmental investigations and requests for information from time to time. As previously reported prior to Teradata’s Separation from NCR, the United States Department of Justice is conducting an investigation regarding the propriety of the Company’s arrangements or understandings with others in connection with certain federal contracts and the adequacy of certain disclosures related to such contracts. The investigation arises in connection with civil litigation in federal district court filed under the qui tam provisions of the civil False Claims Act against a number of information technology companies, including the Company. The complaints against the Company remain under seal. The Company continues to conduct its own internal investigation and analysis focusing on the propriety of certain transactions under federal programs under which Teradata was a contractor. During 2008 the Company shared evidence with the Justice Department of questionable conduct that the Company uncovered and is continuing to cooperate with the Justice Department in its investigation.

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

The Company has an accrual of approximately $2 million related to the current best estimate of probable liability relating to these matters. The Company believes the amounts provided in its financial statements are adequate in light of the probable and estimable liabilities. However, because such matters are subject to many uncertainties, the outcomes are not predictable and there can be no assurances that the actual amounts required to satisfy alleged liabilities from the matters described above and other matters, and to comply with applicable laws and regulations, will not exceed the amounts reflected in the Company’s financial statements or will not have a material adverse effect on its results of operations, financial condition or cash flows.

Guarantees and Product Warranties. Guarantees associated with the Company’s business activities are reviewed for appropriateness and impact to the Company’s financial statements. Periodically, the Company’s customers enter into various leasing arrangements coordinated with a leasing company. In some instances, the Company guarantees the leasing company a minimum value at the end of the lease term on the leased equipment. As of September 30, 2009, the maximum future payment obligation of this guaranteed value and the associated liability balance was $4 million.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

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

The following table identifies the activity relating to the warranty reserve for the nine months ended September 30:

In millions	2009	2008
Warranty reserve liability
Beginning balance at January 1	$6	$6
Provisions for warranties issued	8	9
Settlements (in cash or in kind)	(9)	(10)

Balance at September 30	$5	$5

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

In addition, the Company provides its customers with certain indemnification rights. In general, the Company agrees to indemnify the customer if a third party asserts patent or other infringement on the part of the customer for its use of the Company’s products. The Company has entered into indemnification agreements with the officers and directors of its subsidiaries. From time to time, the Company also enters into agreements in connection with its acquisition and divesture activities that include indemnification obligations by the Company. The fair value of these indemnification obligations is not readily determinable due to the conditional nature of the Company’s potential obligations and the specific facts and circumstances involved with each particular agreement, and as such the Company has not recorded a liability in connection with these indemnification arrangements. Historically, payments made by the Company under these types of agreements have not had a material effect on the Company’s consolidated financial condition, results of operations or cash flows.

8. FAIR VALUE MEASUREMENTS

As of January 1, 2008, the Company adopted a new accounting standard dealing with fair value measurements for financial assets and liabilities recorded at fair value on a recurring basis, and as of January 1, 2009 for non-financial assets and liabilities. This standard established a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. These tiers include: Level 1, defined as observable inputs such as quoted prices in active markets for identical assets or liabilities; Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable, quoted prices in active markets for similar assets or liabilities, or quoted prices in less-active markets for identical assets; and Level 3, defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions. Financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

The Company’s assets and liabilities measured at fair value on a recurring basis include money market funds and foreign currency exchange contracts. A portion of the Company’s excess cash reserves are held in money market funds which generate interest income based on the prevailing market rates. Money market funds are included in cash and cash equivalents in the Company’s balance sheet. Money market fund holdings are measured at fair value using quoted market prices and are classified within Level 1 of the valuation hierarchy. When deemed appropriate, the Company minimizes its exposure to changes in foreign currency exchange rates through the use of derivative financial instruments, specifically, forward foreign exchange contracts. The fair value of these contracts are measured at the end of each interim reporting period using observable inputs other than quoted prices. As such, these derivative instruments are classified within Level 2 of the valuation hierarchy. Unrealized fair value gains for open contracts are recognized as assets and unrealized fair value losses are recognized as liabilities in the Company’s

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

Condensed Consolidated Balance Sheets. At September 30, 2009, the Company had an immaterial fair value liability for its open foreign exchange forward contracts currently in an unrealized loss position, which was recorded in the other current liabilities section of its Condensed Consolidated Balance Sheet, and no fair value assets for open foreign exchange forward contracts currently in an unrealized gain position. Any realized gains or losses would be mitigated by corresponding gains or losses on the underlying exposures.

At September 30, 2009, the Company had no material liabilities measured at fair value on a recurring basis. The Company’s assets measured at fair value on a recurring basis at September 30, 2009 were as follows:

In millions	September 30, 2009	Fair Value Measurements at Reporting Date Using
		Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Signficant Unobservable Inputs (Level 3)
Assets
Money market funds	$462	$462	$—	$—

Total Assets	$462	$462	$—	$—

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

The components of basic and diluted earnings per share are as follows:

In millions, except per share amounts	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Net income available for common stockholders	$63	$60	$170	$171

Weighted average outstanding shares of common stock	171.7	177.5	172.4	179.1
Dilutive effect of employee stock options and restricted stock	2.4	1.9	1.7	1.9

Common stock and common stock equivalents	174.1	179.4	174.1	181.0

Earnings per share:
Basic	$0.37	$0.34	$0.99	$0.95
Diluted	$0.36	$0.33	$0.98	$0.94

Options to purchase 0.8 million and 2.0 million shares of common stock for the three and nine months ended September 30, 2009 and 1.4 million and 1.3 million shares for the three and nine months ended September 30, 2008 were not included in the computation of diluted earnings per share because their exercise prices were greater than the average market price of the common shares for the respective periods and, therefore, the effect would have been anti-dilutive.

10. SEGMENT AND OTHER SUPPLEMENTAL INFORMATION

Teradata manages its business in three geographic regions, which are also the Company’s operating segments: (1) the North America and Latin America (“Americas”) region; (2) the Europe, Middle East and Africa (“EMEA”) region; and (3) the Asia Pacific and Japan (“APJ”) region. Management evaluates the performance of its segments based on revenue and segment margin, and does not include segment assets for management reporting purposes. Corporate-related costs are fully allocated to the segments.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

The following table presents regional segment revenue and segment gross margin for the Company:

In millions	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Revenue
Americas	$247	$253	$681	$699
EMEA	109	106	324	337
APJ	69	80	208	233

Total revenue	425	439	1,213	1,269

Gross margin
Americas	138	144	388	394
EMEA	58	55	175	175
APJ	31	38	97	111

Total gross margin	227	237	660	680

Selling, general and administrative expenses	113	123	345	371
Research and development expenses	26	28	83	78

Total income from operations	$88	$86	$232	$231

The following table presents revenue by product and services for the Company:

In millions	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Products (software and hardware)(1)	$191	$213	$533	$599

Professional services	124	118	357	351
Maintenance services	110	108	323	319

Total services	234	226	680	670

Total revenue	$425	$439	$1,213	$1,269

(1)

Our data warehousing hardware and software products are often sold and delivered together in the form of a “node” of capacity as an integrated technology solution. Accordingly, it is impracticable to provide the breakdown of revenue from various types of hardware and software products.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (“MD&A”)

You should read the following discussion in conjunction with the Condensed Consolidated Financial Statements and the notes to those statements included elsewhere in this Quarterly Report on Form 10-Q. This Quarterly Report on Form 10-Q contains certain statements that are forward-looking within the meaning of the Private Securities Litigation Reform Act of 1995. Certain statements contained in the MD&A are forward-looking statements that involve risks and uncertainties. The forward-looking statements are not historical facts, but rather are based on current expectations, estimates, assumptions and projections about our industry, business and future financial results. Our actual results could differ materially from the results contemplated by these forward-looking statements due to a number of factors, including those discussed in other sections of this Quarterly Report on Form 10-Q and in the 2008 Annual Report on Form 10-K.

Third Quarter Financial Overview

As more fully discussed in later sections of this MD&A, the following were significant financial items for the third quarter of 2009:

•

Total revenue was $425 million for the third quarter of 2009, down 3% from the third quarter of 2008. The total year-over-year revenue comparison included a 1% adverse impact from foreign currency fluctuations. Lower product revenue was the primary driver in the reported year-over-year revenue decline.

•

Gross margin decreased to 53.4% in the third quarter of 2009 from 54.0% in the third quarter of 2008. Gross margins declined primarily due to the impact of higher amortization of capitalized software costs on product margins, as well as the impact of lower product revenue volume, offset in part by improved professional services margins.

•

Operating income was $88 million in the third quarter of 2009, compared to $86 million in the third quarter of 2008. The increase in operating income was largely due to lower operating expenses as well as higher services volume and margin, offset in part by lower product revenue. The $12 million decrease in operating expenses included a $10 million decrease in selling, general and administrative (“SG&A”) expenses and a $2 million decrease in research and development (“R&D”) expenses as compared to the third quarter of 2008.

•

Net income of $63 million in the third quarter of 2009 increased from $60 million in the third quarter of 2008, based primarily on lower SG&A expenses and an expected lower effective tax rate in the quarter.

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

Future Trends

We believe that demand for our solutions will continue due to the continued increase in data volumes, the scale and complexity of business requirements, and the growing use of new data elements and more near real-time analytics over time. The adoption by customers of more near real-time analysis for active enterprise intelligence is driving more applications, usage and capacity.

Due to the continued global economic slow down, we are still seeing lower product revenues and a longer sales cycle for enterprise data warehousing solutions in 2009, particularly in the United States, as a result of closer scrutiny and tighter review processes for larger capital expenditures. However, we anticipate an opportunity for shorter sales cycles for our new purpose-built data warehouse appliance platforms. The size, timing and contracted terms of large customer orders for our products and services can impact, both positively and negatively, our long-term operating results. Variances in the operating results for an individual quarterly period can be significantly impacted by a few large sales transactions. This dynamic is even more pronounced when viewing results for an individual operating region, or by sub-category (product, professional services or maintenance services). As a result, we believe that trends in operating results are more effectively analyzed on an annual basis. In addition to the uncertainty created by the economic environment, we expect approximately 2 percentage points of negative impact from currency translation on our reported 2009 revenue and a corresponding currency impact on operating income, based on currency rates as of October 28, 2009.

While macroeconomic challenges and fluctuations in the information technology environment do occur, our long-term outlook remains positive. We did not experience significant changes in the first nine months of 2009 due to competitive and/or technological pricing trends, although there is a risk that pricing pressure could occur in the future. We continue to be committed to new product development and achieving maximum yield from our research and development spending and resources, which are intended to drive revenue growth, as evidenced by the recent expansion of our purpose-built Teradata Platform Family, as well as Teradata’s new version of core database software, Teradata 13, which was released in late June 2009. As an example of our expanding set of strategic partnerships, a new agreement with SAP was announced in the second quarter of 2009 to provide SAP NetWeaver® Business Warehouse on the Teradata database, enabling customers to more efficiently access data in the Teradata data warehouse for business analytics. We also continue to evaluate opportunities to increase our market coverage and are committed to continuing to expand our sales territories to drive future revenue growth. We added over 40 new sales territories in 2008 and remain on track to have added a total of 60 new sales territories cumulatively by the end of 2009. Given the length of sales cycles in the data warehouse market, new territories typically take a year or more, on average, to become productive. As we did in the first nine months, we plan to continue throughout 2009 to actively scrutinize our overall selling expense, including monitoring the pace of adding new sales territories as well as tightly managing our professional services costs structure in an effort to keep such cost in line with revenue trends. We expect SG&A expenses in 2009 to be below our 2008 levels, after absorbing the expense of our strategic initiatives, including sales territory expansion and investments in strategic partnerships. However, we expect SG&A expenses in the fourth quarter of 2009 to be higher than in the prior year, due primarily to the impact of expenses associated with our sales territory expansion which will continue into 2010. R&D expenses are expected to be higher in 2009 than the 2008 level.

Results of Operations for the Three Months Ended September 30, 2009 Compared to the Three Months Ended September 30, 2008

In millions	2009	% of Revenue	2008	% of Revenue

Product revenue	$191	44.9%	$213	48.5%
Service revenue	234	55.1%	226	51.5%

Total revenue	425	100%	439	100%

Gross margin
Product gross margin	119	62.3%	137	64.3%
Service gross margin	108	46.2%	100	44.2%

Total gross margin	227	53.4%	237	54.0%

Operating expenses
Selling, general and administrative expenses	113	26.6%	123	28.0%
Research and development expenses	26	6.1%	28	6.4%

Total operating expenses	139	32.7%	151	34.4%

Operating income	$88	20.7%	$86	19.6%

Revenue

Teradata revenue decreased 3% in the third quarter of 2009 compared to the third quarter of 2008. The revenue decline included a net adverse effect of 1% from foreign currency fluctuations. Product revenue decreased 10% in the third quarter of 2009 from the prior-year period, with reductions in the Americas and APJ regions, primarily due to the economic downturn and related reduction in information technology capital spending. Service revenue in the third quarter of 2009 increased 4% from the prior-year period, with an underlying 5% increase in professional services revenue, and 2% increase in maintenance services revenue, as compared to the prior-year period.

Gross Margin

Gross margin for the third quarter of 2009 was 53.4% compared to 54.0% in the third quarter of 2008. Product gross margin decreased to 62.3% in the third quarter of 2009, compared to 64.3% in the prior-year period. The decrease in product margins was driven primarily by higher amortizations of capitalized software development expenses as well as lower product revenue volume. Higher amortization of capitalized software development costs were associated with the recent release of the Teradata 13 data warehousing software platform. Service gross margin improved to 46.2% in the third quarter of 2009 compared to 44.2% in the prior-year period. Service margins improvements were driven by our professional services business, due to lower travel expenses, lower outside contractor costs, lower overhead costs, and improved utilization of internal resources. Overall, the impact of lower product margins and lower product revenue more than offset the improvements in professional services margins, as compared to the prior-year period.

Operating Expenses

Total operating expenses, characterized as SG&A and R&D expenses, were $139 million in the third quarter of 2009 compared to $151 million in the third quarter of 2008. The $10 million decrease in SG&A expenses benefited from currency translation, reductions in certain overhead and other discretionary expense such as travel, variable compensation and outside services, which more than offset the cost of the new sales territory expansions.

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

The following table presents revenue and operating performance by segment for the three months ended September 30:

In millions	2009	% of Revenue	2008	% of Revenue
Revenue
Americas	$247	58%	$253	58%
EMEA	109	26%	106	24%
APJ	69	16%	80	18%

Total revenue	425	100%	439	100%

Gross margin
Americas	138	55.9%	144	56.9%
EMEA	58	53.2%	55	51.9%
APJ	31	44.9%	38	47.5%

Total gross margin	$227	53.4%	$237	54.0%

Americas: Revenue decreased 2% in the third quarter of 2009 from the third quarter of 2008, as a 13% decrease in product revenue was offset in part by a 10% increase in services revenue. Foreign currency fluctuations did not have a significant effect on the revenue decline. Gross margins decreased to 55.9% for the third quarter of 2009, from 56.9% in the third quarter of 2008, driven primarily by a lower proportion of product revenue, and higher amortization of capitalized software development costs, which more than offset an improvement in professional services margins.

EMEA: Revenue increased 3% in the third quarter of 2009 from the third quarter of 2008, driven by an increase in product revenue. The revenue increase included 6% of adverse impact from foreign currency fluctuations. Gross margins increased to 53.2% for the third quarter of 2009, from 51.9% in the third quarter of 2008, with improvements in professional services margins and a higher proportion of product revenues (as compared to services revenue), offset in part by higher amortization of capitalized software development costs and the impact of foreign currency translation, as compared to the prior period.

APJ: Revenue decreased 14% in the third quarter of 2009 from the third quarter of 2008, primarily driven by a decrease in product revenue. The revenue decline included 3% of benefit from foreign currency fluctuations. Gross margin decreased to 44.9% in the third quarter of 2009, from 47.5% in the third quarter of 2008. The decrease in gross margin was driven primarily by the impact of lower product revenue volume, an under-absorption of overhead costs and higher amortization of capitalized software development costs, as compared to the prior-year period.

Other Income (Expense)

Net other expenses were $4 million in the third quarter of 2009, which included a $5 million impairment charge on a cost-method equity investment recognized in the period. In the third quarter of 2008, net other expenses were $1 million, driven by a $3 million impairment charge on a cost-method equity investment. Interest income in the third quarter of 2009 was significantly reduced due to the lower interest rate environment as compared to the prior-year period.

Provision for Income Taxes

The effective tax rate in the third quarter of 2009 was 25.0% compared to 29.4% in the third quarter of 2008. The tax rate for the three months ended September 30, 2009 and September 30, 2008 is based on the pre-tax earnings mix by jurisdiction of Teradata and its subsidiaries under the Company’s current structure after considering items specifically related to the interim periods. The tax rate for the three months ended September 30, 2008 included a $3 million discrete charge, or approximately 3%, to reflect a change in estimate identified in conjunction with filing the Company’s 2007 U.S. federal tax return.

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

Results of Operations for the Nine Months Ended September 30, 2009 Compared to the Nine Months Ended September 30, 2008

In millions	2009	% of Revenue	2008	% of Revenue

Product revenue	$533	43.9%	$599	47.2%
Service revenue	680	56.1%	670	52.8%

Total revenue	1,213	100%	1,269	100%

Gross margin
Product gross margin	341	64.0%	388	64.8%
Service gross margin	319	46.9%	292	43.6%

Total gross margin	660	54.4%	680	53.6%

Operating expenses
Selling, general and administrative expenses	345	28.4%	371	29.2%
Research and development expenses	83	6.8%	78	6.1%

Total operating expenses	428	35.3%	449	35.4%

Operating income	$232	19.1%	$231	18.2%

Revenue

Teradata revenue decreased 4% in the first nine months of 2009 compared to the first nine months of 2008. The revenue decline included a net adverse effect of 4% from foreign currency fluctuations. Product revenue decreased 11% in the first nine months of 2009 from the prior year, with declines in all three regions, primarily due to the economic downturn and related reduction in information technology capital spending. Service revenue in the first nine months of 2009 slightly increased from the prior year, with a 2% increase in professional services revenue, and a 1% increase in maintenance services revenue.

Gross Margin

Gross margin for the first nine months of 2009 was 54.4% compared to 53.6% in the first nine months of 2008. Product gross margin was 64.0% in the first nine months of 2009, compared to 64.8% in the prior-year period. Service gross margin improved to 46.9% in the first nine months of 2009 compared to 43.6% in the prior-year period. The decrease in product margins was driven by the impact of currency translation on foreign currency-denominated revenue given the largely U.S. dollar-denominated product cost, as well as the impact of lower revenue volume and increased capitalized software costs. The increase in services margins was driven by improvements within professional services, which benefited from lower outside contractor costs, lower overhead costs, lower travel expenses and improved utilization of internal resources. The improvement in services margins more than offset the overall gross margin impact of having a lower proportion of product revenue, in relation to services revenue, as compared to the prior-year period.

Operating Expenses

Total operating expenses were $428 million in the first nine months of 2009 compared to $449 million in the first nine months of 2008. The $26 million decrease in SG&A expenses was driven by the impact of foreign currency translation, lower travel expenses and certain reductions in corporate expenses, which more than offset the cost of the new sales territory expansions. R&D expenses increased by $5 million in the first nine months of 2009, compared to the first nine months of 2008, resulting largely from lower capitalization of software development cost.

Revenue and Gross Margin by Operating Segment

The following table presents revenue and operating performance by segment for the nine months ended September 30:

In millions	2009	% of Revenue	2008	% of Revenue
Revenue
Americas	$681	56%	$699	55%
EMEA	324	27%	337	27%
APJ	208	17%	233	18%

Total revenue	1,213	100%	1,269	100%

Gross margin
Americas	388	57.0%	394	56.4%
EMEA	175	54.0%	175	51.9%
APJ	97	46.6%	111	47.6%

Total gross margin	$660	54.4%	$680	53.6%

Americas: Revenue decreased 3% in the first nine months of 2009 from the first nine months of 2008, as an 11% decrease in product revenue was offset somewhat by higher services revenue. The revenue decline included a 2% adverse effect from foreign currency fluctuations. Gross margin increased to 57.0% for the first nine months of 2009, from 56.4% in the first nine months of 2008, primarily driven by increases in professional services margins, offset somewhat by the impact of a lower proportion of product revenue, in relation to services revenue, as compared to the prior-year period.

EMEA: Revenue decreased 4% in the first nine months of 2009 from the first nine months of 2008, driven by comparable decreases in product, professional services and maintenance services revenue. The revenue decline included 13% of adverse impact from foreign currency fluctuations. Gross margin increased to 54.0% for the first nine months of 2009, from 51.9% in the first nine months of 2008, driven by increases in services margins, primarily within professional services.

APJ: Revenue decreased 11% in the first nine months of 2009 from the first nine months of 2008, driven by a decrease in product revenue. The revenue decline included 1% of adverse impact from foreign currency fluctuations. Gross margin decreased to 46.6% in the first nine months of 2009, from 47.6% in the first nine months of 2008. The decrease in gross margins were driven primarily by the smaller proportion of product revenue as compared to services revenue, as well as lower maintenance services and product margins, which was offset in part by higher professional services margin rates as compared to the prior-year period.

Other Income (Expense)

Net other expenses were $4 million in the first nine months of 2009, driven by a $5 million impairment charge on a cost-method equity investment recognized in the period. In the first nine months 2008, Teradata recognized $4 million of net other income, with interest income offset in part by a $3 million impairment charge on a cost-method equity investment. The lower interest rate environment in the first three quarters of 2009 led to significantly less interest income as compared to the prior-year period.

Provision for Income Taxes

The effective tax rate for the first nine months of 2009 was 25.4% as compared to 27.2% for the first nine months of 2008. The tax rate for the nine months ended September 30, 2009 and September 30, 2008 is based on the pre-tax earnings mix by jurisdiction of Teradata and its subsidiaries under the Company’s current structure after considering items specifically related to the interim periods. The tax rate for the nine months ended September 30, 2008 included a $3 million discrete charge, or approximately 1%, to reflect a change in estimate identified in conjunction with filing the Company’s 2007 U.S. federal tax return.

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

Financial Condition, Liquidity and Capital Resources

Cash provided by operating activities increased by $42 million in the first nine months of 2009. In comparison to the prior-year period, the increase in cash provided by operating activities in the nine months ended September 30, 2009 was principally due to a smaller decrease in accounts payables and accrued expenses and a positive change in other assets and liabilities, which was primarily driven by a decrease in other current assets as compared to an increase in the prior period. These improvements were partially offset by a smaller reduction of accounts receivables in the first nine months of 2009, as compared to the first nine months of 2008.

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

The table below shows net cash provided by operating activities and capital expenditures for the following periods:

In millions	Nine Months Ended September 30,
	2009	2008
Net cash provided by operating activities	$364	$322
Less:
Expenditures for property and equipment	(18)	(13)
Additions to capitalized software	(43)	(45)

Free cash flow	$303	$264

Financing activities and certain other investing activities are not included in our calculation of free cash flow. These other investing activities in the first nine months of 2009 primarily consisted of $25 million in purchases of short-term investments and $65 million in proceeds collected from maturities of short-term investments. Teradata’s short-term investments consist of bank time deposits with original maturities between three months and one year. Other investing activities in the first nine months of 2008 primarily consisted of $50 million in purchases of short-term investments, as well as an immaterial acquisition consummated during the first quarter. Teradata’s financing activities for the nine months ended September 30, 2009 and September 30, 2008 consisted primarily of cash outflows from our share repurchase activities. During the first nine months of 2009, the Company purchased 3.5 million shares of its common stock at an average price per share of $20.45 under share repurchase programs authorized by our Board of Directors in 2008. The first program (the “dilution offset program”) authorizes the Company to purchase Teradata common stock to the extent of cash received from the exercise of stock options and the Teradata Employee Stock Purchase Plan. The second program (the “general share repurchase program”) initially authorized the Company to repurchase an additional $250 million of the Company’s outstanding shares of common stock. On May 4, 2009, the Company’s Board of Directors authorized an additional $300 million increase to the Company’s existing open market share repurchase program and extended the program for a two-year period ending in February 2012. As of September 30, 2009, the Company had $325 million of authorization remaining under its general share repurchase program to repurchase outstanding shares of Teradata common stock. Our share repurchase activity depends on factors such as our working capital needs, our cash requirements for capital investments, our stock price, and economic and market conditions. Proceeds from the Employee Stock Purchase Plan and the exercise of stock options were $14 million for the nine months ended September 30, 2009 and $6 million for the nine months ended September 30, 2008. These proceeds are included in Other financing activities, net in the Condensed Consolidated Statement of Cash Flows (Unaudited).

Teradata had no short- or long-term debt outstanding as of September 30, 2009, although the Company was in compliance with all covenants of the credit facility. Management believes current cash and short-term investment resources, Company cash flows from operations and its $300 million credit facility will be sufficient to satisfy future working capital, research and development activities, capital expenditures, pension contributions, and other financing requirements for at least the next twelve months. The Company principally holds its cash, cash equivalents and short-term investments in bank deposits, money market funds and government treasuries.

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

In many cases, the accounting treatment of a particular transaction is specifically dictated by GAAP and does not require significant management judgment in its application. There are also areas in which management’s judgment in selecting among available alternatives would not produce a materially different result. The significant accounting policies and estimates that we believe are the most critical to aid in fully understanding and evaluating our reported financial results are discussed in the 2008 Annual Report. Teradata’s senior management has reviewed these critical accounting policies and related disclosures and determined there were no significant changes in our critical accounting policies in the nine months ended September 30, 2009. Also, there were no significant changes in our estimates associated with those policies.

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

Based on their evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective to provide reasonable assurance as of September 30, 2009.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the last fiscal quarter ended September 30, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Purchase of Company Common Stock

During the third quarter of 2009, the Company executed purchases for approximately 0.8 million shares of its common stock at an average price per share of $26.42 under the two share repurchase programs authorized by our Board of Directors in 2008. The first program (the “dilution offset program”) authorizes the Company to purchase Teradata common stock to the extent of cash received from the exercise of stock options and the Teradata Employee Stock Purchase Plan. The second program (the “general share repurchase program”) authorizes the Company to repurchase an additional $250 million of the Company’s outstanding shares of common stock. On May 4, 2009, the Company’s Board of Directors authorized an additional $300 million increase to the Company’s existing general share repurchase program. As of September 30, 2009, the Company had $325 million of authorization remaining on the general share repurchase program to repurchase outstanding shares of Teradata common stock.

In addition to those share purchases, Section 16 officers occasionally sell vested shares of restricted stock to the Company at the current market price to cover their withholding taxes. For the nine months ended September 30, 2009, the total of these purchases was 7,912 shares at an average price of $15.33 per share.

The following table provides information relating to the Company’s repurchase of common stock for the nine months ended September 30, 2009:

Month	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Dilution Offset Program	Total Number of Shares Purchased as Part of Publicly Announced General Share Repurchase Program	Maximum Dollar Value that May Yet Be Purchased Under the Dilution Offset Program	Maximum Dollar Value that May Yet Be Purchased Under the General Share Repurchase Program
First Quarter Total	1,332,500	$15.27	267,500	1,065,000	$1,650,074	$65,333,208

Second Quarter Total	1,371,382	$21.86	229,947	1,141,435	$1,627,889	$340,355,676

July 2009	—	N/A	—	—	$2,770,217	$340,355,676
August 2009	440,000	$26.58	230,000	210,000	$682,060	$334,790,940
September 2009	390,000	$26.24	30,000	360,000	$1,101,485	$325,356,546

Third Quarter Total	830,000	$26.42	260,000	570,000	$1,101,485	$325,356,546

Teradata has adopted a trading plan pursuant to Rule 10b5-1(c)(1) of the Securities Exchange Act of 1934 pursuant to which it has repurchased shares at times when the Company would ordinarily not be in the market due to its quarterly blackout periods. From October 1, 2009 through November 4, 2009, the Company purchased approximately 250 thousand shares for approximately $7 million.

Item 3.	DEFAULTS UPON SENIOR SECURITIES

None

Item 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

Item 5.	OTHER INFORMATION

None

Item 6.	EXHIBITS

Reference Number per Item 601 of Regulation S-K	Description

2.1	Form of Separation and Distribution Agreement between Teradata Corporation and NCR Corporation (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K dated September 11, 2007).

3.1	Amended and Restated Certificate of Incorporation of Teradata Corporation, as amended and restated on September 24, 2007 (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K dated September 25, 2007).

3.2	Amended and Restated Bylaws of Teradata Corporation, as amended and restated on December 2, 2008 (incorporated by reference to Exhibit 3.2 to the Current Report on Form 8-K dated December 8, 2008).

4.1	Common Stock Certificate of Teradata Corporation (incorporated by reference to Exhibit 4.1 to the Quarterly Report on Form 10-Q dated November 13, 2007).

31.1	Certification pursuant to Rule 13a-14(a), dated November 5, 2009.

31.2	Certification pursuant to Rule 13a-14(a), dated November 5, 2009.

32	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated November 5, 2009.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TERADATA CORPORATION

Date: November 5, 2009	By:	/S/ STEPHEN M. SCHEPPMANN
Stephen M. Scheppmann
Executive Vice President and Chief Financial Officer