Form 10-K
period 2009-12-31
TERADATA CORP /DE/
filed 2010-02-26
CIK 816761

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2009

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulations S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting Company. See definition of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of voting stock held by non-affiliates of the registrant as of June 30, 2009, was approximately $4.0 billion.

At January 31, 2010, there were approximately 168.5 million shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Part III:	Portions of the registrant’s Notice of Annual Meeting of Stockholders and Proxy Statement, to be filed with the Securities and Exchange Commission pursuant to Regulation 14A within 120 days after registrant’s fiscal year end of December 31, 2009 are incorporated herein by reference.

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

PART I

FORWARD-LOOKING STATEMENTS

Forward-looking statements in our public filings or other public statements are subject to known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements or other public statements. These forward-looking statements were based on various facts and were derived utilizing numerous important assumptions and other important factors, and changes in such facts, assumptions or factors could cause actual results to differ materially from those in the forward-looking statements. Forward-looking statements include the information concerning our future financial performance, business strategy, projected plans and objectives. Statements preceded by, followed by or that otherwise include the words “believes,” “expects,” “anticipates,” “intends,” “projects,” “estimates,” “plans,” “may increase,” “may fluctuate,” and similar expression or future or conditional verbs such as “will,” “should,” “would,” “may” and “could” are generally forward-looking in nature and not historical facts. You should understand that the factors described under “Risk Factors” and the following important factors could affect our future results and could cause actual results to differ materially from those expressed in such forward-looking statements:

•

the recent global economic downturn and its impact on the markets in general or on the ability of our suppliers and customers to meet their commitments to us, or the timing of purchases by our current and potential customers, and other general economic and business conditions;

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

We serve customers across a broad set of industries from around the world—ranging from small departmental and corporate implementations to many of the world’s largest data warehouses. Teradata operates from three main locations in the United States: Johns Creek (Atlanta), Georgia; Dayton, Ohio; and Rancho Bernardo (San Diego), California. In addition, we have sales and services offices located in approximately 40 countries. For the full year ended December 31, 2009, we had net income of $254 million and total revenues of $1.709 billion, of which approximately 57% was derived in the North America and Latin America region (the “Americas”), 25% in the Europe, Middle East and Africa region (“EMEA”), and 18% in the Asia Pacific and Japan region (“APJ”), demonstrating our diversified business model. For financial information about these geographic areas that are also our reportable segments, see “Note 11—Segment, Other Supplemental Information and Concentrations” in Notes to Consolidated Financial Statements elsewhere in this Annual Report.

History and Development. Teradata was formed in 1979 as a Delaware corporation. Teradata established a relational database management system on a proprietary platform in 1984. In 1990, Teradata partnered with NCR Corporation (“NCR”) to jointly develop next-generation database systems. In 1991, AT&T Corp. (“AT&T”) acquired NCR and, later that year, NCR purchased Teradata.

In 1996, AT&T spun off NCR (including Teradata) to form an independent, publicly-traded company, NCR Corporation. In 1999, NCR consolidated its Teradata data warehousing operations and product offerings into a separate operating division. Since 1999, we have increased our investments and focus to extend the scope of our enterprise data warehousing solutions, including improvements to our leading database software, increasing our enterprise analytic software applications, and providing sophisticated support and consulting services.

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

Industry Overview

Our revenues are primarily generated in the multi-billion dollar data warehousing market. This market includes data warehouse database software; applications software; supporting hardware (servers, storage and interconnects); as well as consulting and installation-related (“consulting”) services and maintenance services. We expect that the need for data warehousing will continue to grow as organizations increasingly rely on enterprise analytics to compete on a global basis. This need is further driven by the convergence of the following key market dynamics we have observed:

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

In 2008, Teradata launched a new purpose-built Teradata Platform Family adding the Data Mart Appliance, the Data Warehouse Appliance, and the Extreme Data Appliance to the existing Active Enterprise Data Warehouse platform. The Teradata Platform Family was released to extend market reach and opportunity to new customers and to grow Teradata’s share of IT spending within our existing customer base, by providing solutions from data marts, to entry-level data warehouses, to specialized analytical solutions and our active data warehouses. Teradata’s purpose-built Platform Family allows customers to standardize on the Teradata database system, leveraging their existing training knowledge and experience, to meet all their analytical architecture needs at various price points.

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

Our Products. We are a single-source provider of enterprise data warehousing solutions with a fully integrated business that includes dedicated professionals and technologies. Our products are optimized and integrated specifically for data warehousing, including our database and application software, hardware platform, and related consulting and support services. Our key software and hardware products include:

•

Teradata Database Software—Our Teradata database software combined with our massively parallel processing (“MPP”) hardware architecture provides the foundation for our unique ability to support and manage a wide range of mixed workloads and data warehousing functions. Our Teradata database software delivers near real-time intelligence for our customers with capabilities and features such as support of short-term operational and long-term strategic workloads (mixed workloads), the ability to handle thousands of concurrent queries from thousands of concurrent users, robust and simplified system management, high system availability, event monitoring, and easy integration into the enterprise. We also offer subscriptions that provide our customers with when-and-if-available upgrades and enhancements to our database software.

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

Our service offerings include:

•

Teradata Consulting Services—Teradata consultants combine a patented methodology with extensive industry expertise and hands-on experience to help our customers quickly recognize business value and minimize risk by using data warehousing. We employ skilled consultants who provide data warehousing business impact modeling, design, architecture, implementation, and optimization consulting services, as well as enterprise analytics consulting, data management services, and managed services. Our Global Consulting Centers around the world are staffed with professionals trained in our patented solutions methodology, and supplement local area consulting teams by accessing and utilizing the accumulated wealth of our global knowledge base and providing offshore consulting resources as needed.

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

Our Strategy. Teradata is in a leadership position to help companies manage growing data volumes and complexity to gain business insight and competitive advantage. We have four key initiatives underway to broaden our position in the market and take advantage of this opportunity. These initiatives include continuing to:

•	Increase our market coverage through additional sales territories (hiring incremental sales account executives as well as technology and industry consultants),

•	Invest to extend Teradata’s core technology and expand our family of compatible data warehouse platforms to address multiple market segments,

•	Differentiate Teradata technology and drive platform demand by delivering services that enable customers to achieve best-in-class analytics, and

•	Invest in partners to increase the number of solutions available on Teradata platforms to maximize customer value, and to provide more market coverage.

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

With more than 30 years of experience, Teradata is a leader in implementing data warehouse solutions. Our customers represent some of the best-known Global 3000 companies. Teradata solutions power: the top ten global telecommunication firms, seven of the top ten travel and transportation companies, seven of the top ten global retailers, and seven of the top ten global financial companies. (Rankings are based on the July 2009 Fortune Global Rankings and Teradata customers as of 2009.) Although Teradata is a well-established vendor with strong penetration in each of these industries, our market and growth potential remains strong. In addition to new accounts, expanded data warehouse investment within existing accounts is being driven by growth in the number of users, amounts of data, and types and complexity of analytics being directed to the customers’ data warehouse environment.

Data warehouses are typically built one project at a time. For example, an initial data warehouse may start with a single subject area, which forms the foundation of data that is available to be leveraged for the next project, and so on. Therefore, a customer with a large order in one quarter is likely to generate additional revenue for Teradata in subsequent periods. However, due to the breadth of our customer base, no single customer of Teradata (overall or within any of our reportable segments) accounted for 10% or more of our total revenue in any of the last three fiscal years. For the year ended December 31, 2009, our top ten customers on a revenue basis collectively accounted for approximately 16% of our total revenues. Moreover, Teradata’s total revenue and revenue for each reportable segment can vary considerably from period to period given the different growth patterns of our existing customers’ data warehouse systems and the variable timing of new customer orders. Due to the size and complexity of these transactions (purchases), the sales cycle for an enterprise data warehouse is often fairly long (typically more than a year). Each of our large sales orders typically requires substantial lead time, and our results in any particular quarter have generally been dependent on our ability to generate a relatively small number of large orders for that quarter.

Partners, Marketing and Distribution Channels

Strategic Partnerships. We seek to leverage our sales and marketing reach through our strategy of partnering with leading global and regional systems integrators, independent software vendors, and consultants which we believe complement our enterprise data warehousing solutions.

•

Alliance Partners—Strategic partnerships are a key factor in our ability to leverage the value of our data warehousing solutions and expand the scope of our offerings to the marketplace. Our partner program is focused on working collaboratively with independent software vendors in several areas critical to data warehousing, including tools, data and application integration solutions, data mining and business intelligence, and specific horizontal and industry solutions. Our goal is to provide customer choices with partner offerings that are optimized with our solutions, and fit within the customer’s enterprise IT environment. Our strategic alliance partners include many leaders in the business intelligence and analytics market.

•

Systems Integrators—Teradata works with a range of consultants and systems integrators that engage in the design, implementation and integration of data warehousing solutions for our joint clients. Our strategic partnerships with select global consulting and systems integration firms provide broad industry and technology expertise in the design of business solutions that leverage Teradata technology to enable enterprise analytics and operational intelligence. In general, these partners are trusted advisors who assist in vision and strategy development with our customers while objectively assessing and meeting their needs. By working with premier system integrators and consulting firms, we combine our expertise in data warehousing with top-notch consultants to provide true end-to-end solutions. Our strategic global consulting and systems integration partners include Accenture, Capgemini, Deloitte and IBM Global Business Services.

Sales and Marketing. We sell and market our data warehousing solutions in our reportable segments, the Americas, EMEA, and APJ, primarily through a direct sales force. We believe our quota-carrying sales force increases our visibility and penetration in the marketplace and fosters long-term customer relationships and additional product sales. We have approximately 80% of our employees in customer-facing and/or revenue driving roles (including sales, consulting and customer service, and product engineering).

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

Resellers and Distributors. Although the majority of our sales are direct, to extend our sales coverage, we market and sell our products through third-party channels, including resellers and distributors. We have a number of licensed resellers, and have license and distribution agreements with independent distributors in many countries worldwide. The distribution agreements generally provide for the right to offer our products within a territory. Our distributors generally maintain sales and services personnel dedicated to our products. Accordingly, we have dedicated sales, marketing, and technical alliance resources designed to optimize our reseller and distributor relationships.

Sources of Materials. Our hardware components are assembled exclusively by Flextronics Corporation. Our platform line is designed to leverage the best-in-class components from industry leaders such as Intel Corporation for microprocessors. In addition, our computer data storage devices (such as disk arrays) are industry-standard technologies provided by LSI Corporation and EMC Corporation, but are selected and configured by us to work optimally with our software and hardware platform. Flextronics also procures a wide variety of components used in the assembly process on our behalf. Although many of these components are available from multiple sources, Teradata utilizes preferred supplier relationships to better ensure more consistent quality, cost and delivery. Typically, these preferred suppliers maintain alternative processes and/or facilities to ensure continuity of supply. Given our strategy to outsource manufacturing activities to Flextronics and to source certain components from single suppliers, a disruption in production at Flextronics or at a supplier could impact the timing of customer shipments.

Competition. The overall data warehousing market is very competitive, and we face competition for nearly every sales opportunity we pursue. Our primary competitors include IBM and Oracle for our core EDW platform and Oracle and Netezza for our data warehouse appliances. Since the overall market is large and growing, we expect to see new and emerging competitors with other alternative approaches, especially in the low-end of the data warehousing market. We compete successfully in the marketplace and intend to continue to do so based on our expanded Teradata Platform Family, proven architecture, integrated solutions with high performing and scalable technology, deep and broad services capabilities, and our successful track record. For more information, see Item 1A, Risk Factors, elsewhere in this Annual Report.

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

Key factors used to evaluate competitors in these markets include: data warehousing experience and customer references; technology leadership; product quality; performance, scalability, availability and manageability; support and consulting services capabilities; industry knowledge; and total cost of ownership. We believe we have a competitive advantage in providing complete, integrated, and optimized data warehousing solutions based on our Teradata Platform Family that address these customer business, technical and architecture requirements. Our high performance Active Enterprise Data Warehouse platform technology is designed to not only seamlessly and linearly scale with customer growth needs but to do so in a manner that allows us to add current generation nodes with several generations of our technology, thereby protecting our customers’ prior investments. Because our Teradata Platform Family also includes appliances, we believe we have the right platform for any analytical architecture need which makes our data warehousing solutions particularly attractive to customers.

Many companies participate in specific areas of our business, such as enterprise analytic and business intelligence application software. The status of our business relationships with these companies can influence our ability to compete for data warehousing opportunities that include such areas. Our products also complement offerings of some of our competitors, with whom we have formed partnerships to work with their business intelligence and application software businesses. Examples of these companies include both IBM and Oracle, due to acquisitions of other business intelligence, consulting and application software companies they have made in recent years.

Seasonality. Historically our sales are seasonal, in line with capital spending patterns of our customers, with lower revenue typically in the first quarter and higher revenue generally in the fourth quarter of each year. Such seasonality causes our working capital cash flow requirements to vary from quarter to quarter depending on the variability in the volume, timing and mix of product sales. In addition, revenue in the third month of each quarter has historically been significantly higher than in the first and second months. These factors, among others as more fully described in Item 1A, Risk Factors, elsewhere in this Annual Report, make forecasting more difficult and may adversely affect our ability to accurately predict financial results.

Research and Development. We remain focused on designing and developing data warehousing products, services and solutions that anticipate our customers’ changing technological needs. As we seek improvements in our products and services, we also consider our customer’s current needs as we design our new technology so that new generations of the Teradata database software and operating platforms are compatible with prior generations of our technology. We believe our extensive research and development (“R&D”) workforce is one of our core strengths. This global R&D team is headquartered at our facility in Rancho Bernardo (San Diego), California. We anticipate that we will continue to have significant R&D expenditures in the future in order to continue a flow of innovative, high-quality products and services, which is vital to our leading competitive position. For information regarding the accounting and costs included in R&D activities see “Note 1—Description of Business, Separation, Basis of Presentation and Significant Accounting Policies” in Notes to Consolidated Financial Statements elsewhere in this Annual Report.

Intellectual Property and Technology. The Company owns approximately 460 patents in the United States and about 50 patents in foreign countries. The foreign patents are generally counterparts of the Company’s U.S. patents. Many of the patents that we own are licensed to others, and we are licensed to use certain patents owned by others. While our portfolio of patents and patent applications in aggregate is of significant value to our Company, we do not believe that any particular individual patent is by itself of material importance to our business as a whole.

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

The Company owns the Teradata® trademark, which is registered in the U.S. and in many foreign countries, as well as other tradenames, service marks, and trademarks such as BYNET.

Employees. As of December 31, 2009, we had approximately 6,600 employees globally. We believe that our future success will depend, in part, on our ability to continue to attract, hire and retain skilled and experienced personnel.

Properties and Facilities. Our corporate headquarters is located in Dayton, Ohio, and we manage our business through three main locations in the United States: Johns Creek (Atlanta), Georgia; Dayton, Ohio; and Rancho Bernardo (San Diego), California. As of December 31, 2009, we operated 84 facilities throughout the world. We own our Rancho Bernardo complex, which is the headquarters of our research and development operations. All of our other research and development facilities are leased, as well as our offices in Dayton and Johns Creek, technical support centers, training, and other miscellaneous sites. We maintain facilities in approximately 40 countries.

Information. Teradata makes available through its website, free of charge, its Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, and Current Reports on Form 8-K, and all amendments to such reports, as soon as reasonably practicable after these reports are electronically filed or furnished to the U.S. Securities and Exchange Commission (“SEC”) pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934. These reports and other information are also available, free of charge, at www.sec.gov. Alternatively, the public may read and copy any materials we file with the SEC at the SEC’s Public Reference Room at 100 F Street, N.E., Washington, D.C. 20549. Information on the operation of the Public Reference Room may be obtained by calling the SEC at 1-800-SEC-0330. Teradata will furnish, without charge to a security holder upon written request, the Notice of Meeting and Proxy Statement for the 2010 Annual Meeting of Stockholders. Teradata will furnish the Code of Conduct and any other exhibit at cost (the Code of Conduct is also available through Teradata’s website). Document requests are available by calling or writing to:

Teradata – Shareholder Relations

2835 Miami Village Drive

Dayton, OH 45342

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

Our business and results of operations are affected by international, national and regional economic conditions. In particular, the IT industry in which we operate is susceptible to significant changes in the strength of the economy and the financial health of companies who make capital commitments for new technologies. Accordingly, downturns in the global or regional economies in which we operate or certain economic sectors (such as the retail, manufacturing or financial services industries) may adversely impact our business. For example, adverse changes to the economy could impact the timing of purchases by our current and potential customers or the ability of our customers to fulfill their obligations to us. In addition, further tightening of credit markets and difficulty in forecasting results may restrict our customers’ ability and willingness to make purchases, which could result in delays, decreased or more closely scrutinized capital spending in our customers’ businesses and in the industries we also serve, and may adversely impact our business. Uncertainty about future economic conditions makes it difficult for us to forecast operating results and to make decisions about future investments. Accordingly, if global economic and market conditions remain uncertain or persist, spread, or deteriorate further, we may experience material impacts on our results of operations, prospects and financial condition. The Company’s success in periods of economic uncertainty is also dependent, in part, on our ability to reduce costs in response to changes in demand and other activity.

The United States and other economies experienced severe economic recessions in 2009, which had an adverse impact on IT budgets and capital spending trends, and contributed to lengthened sales cycles. While recently there have been some signs of economic recovery, the speed and scope of such recovery, as well as any related impact on our current and potential customers, remains unclear.

Competition—The information technology industry is intensely competitive, and competitive pressures could adversely affect prices (including pricing practices or pricing models) or demand for our products and services.

We operate in the intensely competitive IT industry, which is characterized by rapidly changing technology, evolving industry standards, frequent new product introductions, and price and cost reductions. In general, as a participant in the data warehousing market, we face:

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

To compete successfully in this environment, we must rapidly and continually design, develop and market solutions and related products and services that are valued in the marketplace. To do this, we must react on a timely basis to shifts in market demands. In addition, our market position depends on our ability to continually improve the price/performance of our solutions without creating operating inefficiencies and to sustain competitive operating margins, while also maintaining the quality of our products and services. Reacting quickly to improve the value of our product offerings while maintaining margins can be particularly important during times of economic uncertainty.

Our primary competitors for our EDW solutions are IBM and Oracle, who are well-capitalized companies with widespread distribution, brand recognition and penetration of platforms and service offerings. The significant purchasing and market power of these larger competitors, which have greater financial resources than we do, could allow them to surpass our market penetration and marketing efforts to promote and sell their products and services. Oracle and Netezza are our primary competitors in the data warehouse appliance market, which we have recently entered. In addition, many other companies participate in specific areas of our business, such as enterprise application analytic and business intelligence software. In some cases we may partner with a company in one area of our business and compete with them in another. The status of our business relationships with these companies can influence our ability to compete in data warehousing opportunities in such areas. We also expect additional competition from both established and emerging companies who have recently become active at the entry-levels of the data warehousing market and who may increase their level of competitive activities. Failure to compete successfully with new or existing competitors in these and other areas could have a material adverse impact on our ability to generate additional revenues or sustain existing revenue levels.

Data Warehousing Market—If the overall data warehousing market declines or does not grow, we may sell fewer products and services, and our business may not be able to sustain its current level of operations.

If the market trends toward more limited IT spending, or limited liquidity, this could result in fewer customers making, or customers delaying investments in our products and services. In the past, we have seen periodic breaks in the buying patterns from some of our larger customers, which indicate a level of maturation of their current data warehouse implementation or a shifting of IT priorities when these customers are still incorporating the investments they have made in their core data warehousing infrastructures during past years. In addition, reduced prices and improvements in data warehousing solutions increase pressure on our software and hardware revenues, as well as on the annuity revenue streams we receive from our maintenance business. If the growth rates for the data warehousing market decline for any reason, there could be a decrease in demand for our products and services, which would have a material adverse effect on our financial results.

Renewal Rates and Support Services Pricing Pressures—If our existing customers fail to renew their support agreements, or if customers do not license updated products on terms favorable to us, our revenues could be adversely affected.

We currently derive a significant portion of our overall revenues from maintenance services and software subscriptions, and we depend on our installed customer base for future revenue from maintenance services and software subscriptions and licenses of updated products. The terms of our standard maintenance services and software subscription arrangements generally provide for the payment of license fees and prepayment of first-year support fees and are generally renewable on an annual basis. The IT industry generally has been experiencing increasing pricing pressure from customers when purchasing or renewing support agreements. Moreover, the trend towards consolidation in certain industries that we serve, such as financial services and telecommunications, could result in a reduction of the software and hardware being serviced and put pressure on our maintenance terms with customers who have merged. Given this environment, there can be no assurance that our current customers will renew their maintenance agreements or agree to the same terms when they renew, which could result in our reducing or losing maintenance fees.

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

A change in our effective tax rate can have a significant adverse impact on our business.

A number of factors may adversely impact our future effective tax rates, such as the jurisdictions in which our profits are determined to be earned and taxed; the resolution of issues arising from tax audits with various tax authorities; changes in the valuation of our deferred tax assets and liabilities; adjustments to estimated taxes upon finalization of various tax returns; changes in available tax credits, especially surrounding tax credits in the U.S. for our research and development activities; and the repatriation of non-U.S. earnings for which we have not previously provided for U.S. taxes. Tax authorities may disagree with certain positions we have taken and assess additional taxes. We regularly assess the likely outcomes of these audits in order to determine the appropriateness of our tax provision, however, there can be no assurance that we will accurately predict the outcomes of these audits, and the actual outcomes of these audits could have a material impact on our net income or financial condition. Changes in tax laws or tax rulings could materially impact our effective tax rate. For example, proposals for fundamental U.S. international tax reform, such as the recent proposal by the Obama administration, if enacted, could have a significant adverse impact on our future results of operations.

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

Our business model is based on our anticipated mix of products and services and the corresponding profit margins for such products and services. Unanticipated shifts in such mix could adversely impact our results of operations and require changes to our business model. Consulting services margins are generally lower than the other elements of our data warehousing solutions. In addition, when we use third parties to supplement the services we provide to customers, this generally results in lower margin rates. As a result, increases in consulting services revenues as a percentage of our total revenues may decrease overall margins.

We also realize different margins on the storage components we re-sell as part of our solutions, and the mix of such third-party hardware varies from quarter to quarter depending on customer requirements. In addition, changes in the price and performance of our data warehousing hardware could negatively impact maintenance and support services, and software subscription revenues.

Advancement of Our Solutions—The solutions we sell are advanced, and we need to rapidly and successfully develop and introduce new solutions in a competitive, demanding and rapidly changing environment.

To succeed in the intensely competitive IT industry, we must continually improve and refresh our product and service offerings to include newer features, functionality or solutions, and keep pace with price-to-performance gains in the IT industry. Shortened product life cycles due to customer demands and competitive pressures impact the pace at which we must introduce and implement new technology. This requires a high level of innovation by both our software developers and the suppliers of the third-party software components included in our systems. In addition, bringing new solutions to the market entails a costly and lengthy process, and requires us to accurately anticipate customer needs and technology trends. We must continue to respond to market demands, develop leading technologies and maintain leadership in data warehouse performance and scalability, or our business operations may be adversely affected.

We must also anticipate and respond to customer demands regarding the compatibility of our current and prior offerings. These demands could hinder the pace of introducing and implementing new technology. Our future results may be affected if our products cannot effectively interface and perform well with software products of other companies and with our customers’ existing IT infrastructures, or if we are unsuccessful in our efforts to enter into agreements allowing integration of third-party technology with the Teradata database platform. Our efforts to develop the interoperability of our products may require significant investments of capital and employee resources. In addition, many of our principal products are used with products offered by third parties and, in the future, some vendors of non-Teradata products may become less willing to provide us with access to their products, technical information and marketing and sales support.

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

We operate pursuant to a business-to-business model, and therefore we normally do not handle large volumes of personally identifiable information for our customers—such as employee data, customer data, data that our customers collect from their customers, and information regulated by the Health Insurance Portability and Accountability Act of 1996. However, some of our services require us to have access to such highly confidential information. If unauthorized access to or use of such information occurs, despite our data security measures to protect it, our results of operation and relationship with our customers could be adversely impacted.

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

Third-party vendors provide important elements to our solutions; if we do not maintain our relationships with these vendors or if these vendors cease to be going concerns, interruptions in the supply of our products may result. There are some components of our solutions that we purchase from single sources due to price, quality, technology or other reasons. For example, we have relied on Flextronics as a key single source contract manufacturer for our hardware systems for the last several years. In addition, we depend on Accenture for certain transaction processing services, and buy silicon computer chips and microprocessors from Intel Corporation, and storage disk systems from EMC Corporation and LSI Corporation. Some components supplied by third parties may be critical to our solutions, and several of our suppliers may terminate their agreements with us without cause with 180 days notice. If we were unable to purchase necessary services, parts, components or products from a particular vendor and had to find an alternative supplier, our shipments and deliveries could be delayed, and our operations could be adversely impacted.

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

In 2009, the percentage of our total revenues from outside of the United States was 49%. We believe that our geographic diversity may help to mitigate some risks associated with geographic concentrations of operations (e.g., adverse changes in foreign currency exchange rates and deteriorating economic environments or business disruptions due to economic or political uncertainties). However, our ability to sell our solutions internationally is subject to the following risks, among others:

•	General economic and political conditions in each country that could adversely affect demand for our solutions in these markets;

•	Currency exchange rate fluctuations that could result in lower demand for our products as well as generate currency translation losses;

•

The impact of civil and political unrest (relating to war, terrorist activity or other turmoil) on the economy or markets in general, or on our ability, or that of our suppliers, to meet commitments, which may occur in other countries such as Pakistan, India or China where we have significant operations;

•

Changes to and compliance with a variety of local laws and regulations that may increase our cost of doing business in these markets or otherwise prevent us from effectively competing in these markets;

•	Cultural and management challenges with managing new and growing consulting services and engineering functions overseas in such countries as India, China and Pakistan;

•	Difficulties in staffing and managing our foreign offices and the increased travel, infrastructure and legal and compliance costs associated with multiple international locations;

•	Longer payment cycles for sales in foreign countries and difficulties in enforcing contracts and collecting accounts receivable;

•	Tariffs or other restrictions on foreign trade or investment;

•	Costs and delays associated with developing products in multiple languages; and

•	Changing competitive requirements and deliverables in developing and emerging markets.

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

Internal control over financial reporting, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control objectives will be met. These inherent limitations include system errors, the potential for human error and unauthorized actions of employees or contractors, inadequacy of controls, temporary lapses in controls due to shortfalls in transition planning and oversight or resources, and other factors. Consequently, such controls may not prevent or detect misstatements in our reported financial results as required under SEC and New York Stock Exchange (“NYSE”) rules, which could increase our operating costs or impair our ability to operate our business. Controls may also become inadequate due to changes in circumstances, and it is necessary to replace, upgrade or modify our internal information systems from time to time. In addition, unforeseen risks may arise in connection with financial reporting systems due to inefficient business processes or business process reengineering projects.

If management is not successful in maintaining a strong internal control environment, material weaknesses could occur, causing investors to lose confidence in our reported financial information. This could lead to a decline in our stock price, limit our ability to access the capital markets in the future, and require us to incur additional costs to improve our internal control systems and procedures.

Damage to Our Information Systems—Our information systems, computer equipment and information databases are critical to our business operations, and any damage or disruptions could adversely affect our operations.

Our operations are dependent on our ability to protect our computer equipment and the information stored in our databases from damage by, among other things, earthquake, fire, natural disaster, power loss, telecommunications failures, unauthorized intrusions and other events. A significant part of our operations is based in an area of California that has experienced power outages and earthquakes and is considered seismically active. Despite our contingency planning, events of this nature may still result in system failures and other interruptions in our operations, which could have a material adverse effect on our business and financial condition.

In addition, it is periodically necessary to replace, upgrade or modify our internal information systems. If we are unable to do this in a timely and cost-effective manner, especially in light of demands on our IT resources, our ability to capture and process financial transactions and therefore our financial condition or results of operations may be adversely impacted.

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

In the normal course of business, we are subject to proceedings, lawsuits, claims and other matters, including those that relate to the environment, health and safety, employee benefits, export compliance, intellectual property, and other regulatory compliance and general matters. See “Note 9—Commitments and Contingencies” in Notes to Consolidated Financial Statements elsewhere in this Annual Report. Because such matters are subject to many uncertainties, their outcomes are not predictable. While we believe that amounts provided in our consolidated financial statements are currently adequate in light of the probable and estimable liabilities, there can be no assurances that the amounts required to satisfy alleged liabilities from such matters will not impact future operating results.

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

Considerable management time and resources will be spent to understand and comply with changing laws, regulations and standards relating to corporate governance, accounting principles, public disclosure (including the Sarbanes-Oxley Act of 2002), SEC regulations, Basel II and the rules of the NYSE where our shares are listed. Although we do not believe that recent regulatory and legal initiatives will result in significant changes to our internal practices or our operations, rapid changes in accounting standards, and federal securities laws and regulations, among others, may substantially increase costs to our organization and could have an impact on our future operating results.

Other Factors—There are a number of other factors that could cause our operating results to fluctuate and could have a material adverse impact on our financial condition.

Our revenue and operating results could fluctuate for a number of reasons, including, among other things:

Contractual Obligations of Consulting Services: We maintain a consulting services workforce to fulfill contracts that we enter into with our customers that may extend to multiple periods. Our profitability is largely a function of performing to customer contractual arrangements within the estimated costs to perform these obligations. If we exceed these estimated costs, our profitability related to these contracts may be negatively impacted. In addition, if we are unable to maintain appropriate utilization rates for our consultants, we may not be able to sustain profitability on these contracts.

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

As of December 31, 2009, Teradata operated 84 facilities consisting of just over 1.2 million square feet throughout the world. On a square footage basis, approximately 30% of these facilities are owned and 70% are leased. Within the total facility portfolio, Teradata operates 7 research and development facilities totaling approximately 480 thousand square feet, approximately 75% of which is owned. The remaining approximately 750 thousand square feet of space includes office, repair, warehouse and other miscellaneous sites, and is 100% leased. Teradata maintains facilities in approximately 40 countries. Teradata believes its facilities are suitable and adequate to meet its current needs. Teradata’s corporate headquarters are located in Dayton, Ohio.

Item 3.	LEGAL PROCEEDINGS

Information regarding legal proceedings is included in Item 8 of Part II of this Annual Report as part of Note 9 of Notes to Consolidated Financial Statements, “Commitments and Contingencies,” and is incorporated herein by reference.

Item 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

Information regarding the identification of executive officers of the Company is included in Item 10 of Part III of this Annual Report and is incorporated herein by reference.

PART II

Item 5.	MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Teradata common stock trades on the New York Stock Exchange under the symbol “TDC.” There were approximately 112,000 registered holders of Teradata common stock as of February 23, 2010. The following table presents the high and low closing per share prices of Teradata common stock traded on the New York Stock Exchange during the calendar quarter indicated.

	Common Stock Closing Market Price
	High	Low
2009
Fourth quarter	$32.08	$26.35
Third quarter	$27.90	$21.82
Second quarter	$24.10	$15.28
First quarter	$17.12	$13.02

2008
Fourth quarter	$18.85	$11.46
Third quarter	$25.18	$18.41
Second quarter	$27.01	$20.61
First quarter	$26.99	$21.75

Teradata has not paid cash dividends and does not anticipate the payment of cash dividends to shareholders of Teradata common stock in the immediate future. The declaration of dividends in the future would be subject to the discretion of Teradata’s Board of Directors.

Securities Authorized for Issuance under Equity Compensation Plans

The following table provides information as of December 31, 2009, regarding compensation plans (including individual compensation arrangements) under which equity securities of the Company are authorized for issuance.

Equity Compensation Plan Information

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders(1)	9,338,792	$17.98	10,857,440
Equity compensation plans not approved by security holders	N/A	N/A	N/A

Total	9,338,792	$17.98	10,857,440

(1)	Includes awards granted under the NCR Stock Incentive Plan, which were converted to awards of Teradata common stock prior to the Separation of Teradata from NCR Corporation.

The following graph compares the relative performance of Teradata stock, the Standard & Poor’s 500 Stock Index and the Standard & Poor’s Information Technology Index. This graph covers the twenty-seven-month period from October 1, 2007 (immediately following the Separation), through December 31, 2009.

Company/Index	1 Oct 2007	31 Dec 2007	31 Mar 2008	30 Jun 2008	30 Sep 2008	31 Dec 2008	31 Mar 2009	30 Jun 2009	30 Sep 2009	31 Dec 2009
Teradata Corporation	$100	$104	$83	$87	$74	$56	$61	$89	$104	$119
S&P 500 Index	$100	$95	$86	$84	$77	$60	$53	$62	$72	$76
S&P Information Technology Index	$100	$99	$84	$86	$76	$56	$59	$70	$82	$91

(1)	In each case, assumes a $100 investment immediately following the Separation on October 1, 2007, and reinvestment of all dividends, if any.

Purchases of Equity Securities by the Issuer and Affiliated Purchases

For the year ended December 31, 2009, the Company executed purchases for approximately 7.0 million shares of its common stock at an average price per share of $25.11 under the two share repurchase programs authorized by our Board of Directors in 2008. The first program (the “dilution offset program”) authorizes the Company to purchase Teradata common stock to the extent of cash received from the exercise of stock options and the Teradata Employee Stock Purchase Plan (“ESPP”) to offset the dilution from these plans. The second program (the “general share repurchase program”) authorized the Company to repurchase an additional $250 million of the Company’s outstanding shares of common stock. On May 4, 2009, the Company’s Board of Directors authorized an additional $300 million increase to the Company’s existing general share repurchase program. As of December 31, 2009, the Company had $234 million of authorization remaining on the ($250 million and $300 million) general share repurchase programs to repurchase outstanding shares of Teradata common stock. Share repurchases made by the Company are reported on a trade date basis. Subsequent to the year ended December 31, 2009, from January 1, 2010 through February 26, 2010, the Company repurchased approximately 2.4 million shares for approximately $70 million under the two existing share repurchase programs.

In addition to those share purchase programs, Section 16 officers occasionally sell vested shares of restricted stock to the Company at the current market price to cover their withholding taxes. For the year ended December 31, 2009, the total of these purchases was 15,133 shares at an average price of $21.78 per share.

The following table provides information relating to the Company’s repurchase of common stock for the year ended December 31, 2009:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Dilution Offset Program	Total Number of Shares Purchased as Part of Publicly Announced General Share Repurchase Program	Maximum Dollar Value that May Yet Be Purchased Under the Dilution Offset Program	Maximum Dollar Value that May Yet Be Purchased Under the General Share Repurchase Program
First quarter total	1,332,500	$15.27	267,500	1,065,000	$1,650,074	$65,333,208

Second quarter total	1,371,382	$21.86	229,947	1,141,435	$1,627,889	$340,355,676

Third quarter total	830,000	$26.42	260,000	570,000	$1,101,485	$325,356,546

October 2009	220,000	$28.02	—	220,000	$1,791,133	$319,191,573
November 2009	2,100,500	$29.78	150,000	1,950,500	$2,071,086	$261,142,974
December 2009	1,103,833	$30.61	210,000	893,833	$751,276	$233,721,590

Fourth quarter total	3,424,333	$29.93	360,000	3,064,333	$751,276	$233,721,590

2009 Full year total	6,958,215	$25.11	1,117,447	5,840,768	$751,276	$233,721,590

Item 6.	TERADATA CORPORATION SELECTED FINANCIAL DATA

	For the Year Ended December 31
In millions, except per share and employee amounts	2009	2008	2007(1)	2006	2005(2)
Revenue	$1,709	$1,762	$1,702	$1,547	$1,467
Income from operations	$338	$333	$320	$302	$284
Other (expense) income	$(4)	$5	$2	$—	$—
Income tax expense	$80	$88	$122	$110	$78
Net income	$254	$250	$200	$192	$206
Net income per common share
Basic	$1.48	$1.40	$1.11	$1.06	$1.14
Diluted	$1.46	$1.39	$1.10	$1.06	$1.14

	At December 31
	2009	2008	2007	2006	2005
Total assets	$1,569	$1,430	$1,294	$1,003	$911
Debt	$—	$—	$—	$—	$—
Total stockholders’ equity/parent company equity	$910	$777	$631	$591	$517
Cash dividends	$—	$—	$—	$—	$—
Number of employees	6,600	6,400	5,900	5,100	4,500

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

Our solutions enable customers to integrate detailed enterprise-wide data such as customer, financial and operational data into a single data warehouse and provide the analytical capabilities to transform that data into useful information. These solutions allow customers to have a consistent, accurate view of their data and businesses, with more accurate, insightful and timely information when and where they need it to make better and faster decisions. This approach provides customers with better insight, faster access to new analytics and less redundancy within their information technology (“IT”) infrastructure so they can maximize business value while minimizing their total cost of ownership.

Our data warehousing technologies provide a high level of performance, scalability, availability and manageability for strategic and operational analytic requirements. Our IT consultants combine a proven methodology, deep industry expertise and years of hands-on experience to help clients quickly capture business value while minimizing risk. Our customer services professionals provide a single source of support services to allow customers to maximize use and fully leverage the value of their investments in data warehousing.

Through active enterprise intelligence, Teradata is extending the use of traditional enterprise data warehousing (“EDW”) by integrating advanced analytics into enterprise business processes, allowing companies to combine the analysis of current and historical data so operations personnel can make decisions at the point of contact or service and take action as events occur.

In 2008, Teradata launched an expanded family of data warehouse offerings, now also providing customers with the ability to use Teradata for point solutions or data marts, in addition to our core EDW technology. Teradata offers data warehousing solutions to many major industries, including banking/financial services, entertainment (including gaming and media), government, insurance and healthcare, manufacturing, retail, telecommunications, transportation and travel. Teradata delivers its solutions primarily through direct sales channels, as well as through alliances with system integrators, other independent software vendors, value-added resellers and distributors. We deliver our solutions to customers on a global basis, and organize our operations in the following three regions which are also our reportable segments: North America and Latin America (“Americas”), Europe, the Middle East and Africa (“EMEA”), and Asia Pacific and Japan (“APJ”).

2009 FINANCIAL OVERVIEW

As more fully discussed in later sections of this MD&A, the following are the financial highlights for 2009:

•	Revenue decreased 3% in 2009 from 2008, with declines in product revenue offset somewhat by higher service revenue.

•	Gross margin was 54.9% in 2009, up from 53.9% in 2008, largely driven by improvements in our consulting and installation-related services (“consulting”) business.

•

Operating income was $338 million in 2009, up from $333 million in 2008. Operating income in 2009 benefited from lower Selling, General and Administrative (“SG&A”) expenses and improved consulting services margins, offset somewhat by the impact of lower product revenue and higher Research and Development (“R&D”) expenses.

•

Net income of $254 million in 2009 increased from $250 million in 2008. Net income per common share (diluted) of $1.46 in 2009 compared to $1.39 in 2008. In addition to the items discussed above, net income for 2009 benefited from a lower tax rate of 24% in 2009, compared to 26% in 2008.

STRATEGY OVERVIEW

Teradata is in a leadership position to help companies manage growing data volumes and complexity to gain business insight and competitive advantage. We have four key initiatives underway to broaden our position in the market and take advantage of this opportunity. These initiatives include continuing to:

•	Increase our market coverage through additional sales territories (hiring incremental sales account executives as well as technology and industry consultants),

•	Invest to extend Teradata’s core technology and expand our family of compatible data warehouse platforms to address multiple market segments,

•	Differentiate Teradata and drive platform demand by delivering services that enable customers to achieve best-in-class analytics, and

•	Invest in partners to increase the number of solutions available on Teradata platforms to maximize customer value, and to provide more market coverage.

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

The United States and other international economies, significant to Teradata’s sales efforts, experienced severe economic recessions in 2009, which had an adverse impact on IT budgets and capital spending trends, and contributed to lengthened sales cycles for acquiring Teradata products and services. While recently there have been some signs of economic recovery, the speed and scope of such recovery, as well as the related impact on our current and potential customers, remains unclear. The size, timing and contracted terms of large customer orders for our products and services can impact, both positively and negatively, our long-term operating results.

As a portion of the Company’s operations and revenue occur outside the United States, and in currencies other than the U.S. dollar, the Company is exposed to fluctuations in foreign currency exchange rates. In 2010, Teradata expects approximately one to two percentage points of benefit from currency translation on its reported revenue and a corresponding currency impact on operating income, based on currency rates as of January 27, 2010.

While macroeconomic challenges and fluctuations in the IT environment do occur, our long-term outlook remains positive. We did not experience significant changes in 2009 due to competitive and/or pricing trends for our EDW or appliance solutions, although there is a risk that pricing pressure for either of these solutions could occur in the future. We continue to be committed to new product development and achieving a responsive yield from our research and development spending and resources, which are intended to drive future demand. We also continue to evaluate opportunities to increase our market coverage and are committed to continuing to increase our number of sales territories, among other things, to drive future revenue growth. Given the length of sales cycles in the data warehouse market, new sales account territories typically take more than two years, on average, to become productive.

RESULTS FROM OPERATIONS FOR THE YEARS ENDED DECEMBER 31, 2009, 2008 AND 2007

In millions	2009	% of Revenue	2008	% of Revenue	2007	% of Revenue
Product revenue	$772	45.2%	$849	48.2%	$884	51.9%
Service revenue	937	54.8%	913	51.8%	818	48.1%

Total revenue	1,709	100%	1,762	100%	1,702	100%

Gross margin
Product gross margin	503	65.2%	547	64.4%	572	64.7%
Service gross margin	435	46.4%	402	44.0%	344	42.1%

Total gross margin	938	54.9%	949	53.9%	916	53.8%

Operating expenses
Selling, general and administrative expenses	483	28.3%	508	28.8%	470	27.6%
Research and development expenses	117	6.8%	108	6.1%	126	7.4%

Total operating expenses	600	35.1%	616	35.0%	596	35.0%

Operating income	$338	19.8%	$333	18.9%	$320	18.8%

Revenue

Teradata revenue declined 3% in 2009 from 2008. The revenue decline included a negative effect of 2% from foreign currency fluctuations. Product revenue decreased 9% in 2009 from 2008, due to the difficult global economic environment, which resulted in reduced capital spending by companies. Service revenue increased 3% in 2009 from 2008, driven by increases in both consulting and maintenance services.

Teradata revenue increased 4% in 2008 from 2007. The revenue growth included a net benefit of 2% from foreign currency fluctuations. Product revenue decreased 4% in 2008 from 2007, due to a lengthening of sales cycles and the general downturn in the global economy. Service revenue increased 12% in 2008 from 2007, driven by a 17% increase in maintenance revenue and an 8% increase in consulting services revenue, as compared to 2007. Maintenance revenues benefited from product expansion, including the full-year impact of the increase in product revenues from 2006 to 2007.

Gross Margin

Gross margin was 54.9% in 2009, up from 53.9% in 2008. Product gross margin increased to 65.2% from 64.4% in 2008 with a positive deal mix offset in part by the impact of increased capitalized software amortization against lower product revenue, as well as the adverse impact of currency translation on international product revenue. The term “deal mix” refers to the revenue mix of our product sales consummated in a particular period, including both software versus hardware content and mix, and amount and mix of third-party products re-sold. Due to the timing of capitalizations and amortizations of software development costs and our strategic initiative of increasing our research and development investments, we saw an increase in the balance of capitalized software development costs on our balance sheet as of December 31, 2009. Consistent with the second half of 2009, we may have an increase of approximately $11 million in amortization of these capitalized software development costs in 2010, which will be reflected as a cost of product revenue. Services gross margin increased to 46.4% in 2009 from 44.0% in 2008, due to improvements in our consulting services business which benefited from improved utilization of internal resources, lower outside contractor costs, lower overhead costs and lower travel expenses. The improvement in product and services margins more than offset a lower proportion (mix) of product revenue, in relation to services revenue, as compared to the prior year.

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

Operating Expenses

Total operating expenses, including SG&A and R&D expenses, were $600 million in 2009 compared to $616 million in 2008. A $25 million decrease in SG&A expenses was driven by the positive impact from foreign currency fluctuations along with lower expenses for travel and other discretionary costs, sales commissions and certain outside services, which more than offset the expense impact of increased expense from the increased number of sales territories. The $9 million increase in R&D expenses was driven by higher salary, benefits and variable incentive compensation expenses given achievement of performance targets, hiring and turnover activity, as well as increased materials spending for product development, which more than offset a $6 million increase in capitalization of software development cost.

Total operating expenses were $616 million in 2008 compared to $596 million in 2007. The $38 million increase in SG&A expenses included increased sales territory expense, as well as the negative impact from foreign currency fluctuations. The SG&A expenses for 2007 included $17 million related to the separation of Teradata from NCR (the “Separation”). R&D expenses were lower by $18 million in 2008, compared to 2007, primarily as a result of $11 million more in capitalization of software development cost as well as reduced variable compensation programs. Operating expenses for 2008 included $19 million of recurring incremental costs associated with Teradata operating as an independent, publicly-traded company.

Effects of Pension and Postemployment Benefit Plans

Teradata’s pension and postemployment benefit expense for the years ended December 31, 2009, 2008 and 2007 is shown below. Pension and postemployment benefit expenses incurred prior to the Separation were allocated to Teradata by NCR.

In millions	2009	2008	2007
Pension expense	$9	$8	$9
Postemployment expense	6	11	15

Total expense	$15	$19	$24

The decrease in postemployment expense from 2007 to 2009 was primarily driven by decreases in the Company’s involuntary turnover rate assumption. Prior to the Separation, the Company’s involuntary turnover rate assumption was combined with NCR. Post-Separation, the involuntary turnover rate assumption more clearly reflects the rate experienced/anticipated as a separate company. For additional information on pension and postemployment benefit obligations, see “Note 7—Employee Benefit Plans” in Notes to Consolidated Financial Statements elsewhere in this Annual Report.

Other Income (Expense)

Other income and expense was $4 million of net expense in 2009, down from $5 million of net income in 2008. The decrease was driven by lower interest income given the lower interest rate environment, as well as a $5 million charge in 2009 to write-down the value of an equity investment, compared to $3 million of such charges in 2008.

Income Taxes

The effective income tax rate was 24%, 26% and 38% for the years ended December 31, 2009, 2008 and 2007, respectively. The effective tax rate for the year ended December 31, 2009 included a net tax benefit for a recurring state and local income tax credit that was not recognized in the 2008 income tax rate. The effective tax rate for the year ended December 31, 2008 included a $3 million charge to reflect a change in estimate identified in conjunction with filing the Company’s 2007 U.S. federal tax return. We currently estimate our full-year effective tax rate for 2010 to be approximately 24% to 25.5%. This estimate takes into consideration, among other things, the forecasted earnings mix by jurisdiction for 2010, the uncertainty surrounding the reinstatement in 2010 of the U.S. federal R&D Tax Credit, which expired as of December 31, 2009, and the realization of approximately $6 million in tax benefit associated with the recognition of certain foreign net operating loss carryforwards arising from the recent completion of a pre-Separation audit in the United Kingdom. For additional information, see “Note 5—Income Taxes” in the Notes to Consolidated Financial Statements elsewhere in the Annual Report.

The provision for income taxes for the years after the Separation is based on the pre-tax earnings mix by jurisdiction of Teradata and its subsidiaries under the Company’s current structure. For the period prior to the Separation, while the Company was operated as part of NCR, Teradata’s provision for income taxes in certain tax jurisdictions reflected only a portion of the tax benefits related to certain foreign operations’ tax net operating losses due to the uncertainty of the ultimate realization of future benefits from those losses under NCR’s tax structure. The 2007 tax rate included a discrete $10 million charge, or 3.1%, related to a tax rate change in Germany, as well as a $7 million charge, or 2.2%, to correct prior period errors in the calculation of the income tax provision related to intercompany profit eliminations. As the impact of this error was not material to the then current period, or any prior period, it was recorded in the second quarter of 2007. The 2007 tax rate also included a $6 million tax benefit, or 1.9%, related to the utilization of certain tax attributes associated with foreign sourced income. For additional information on these prior-year tax items, see “Note 5—Income Taxes” in Notes to Consolidated Financial Statements elsewhere in this Annual Report.

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

The following table presents revenue and operating performance by segment for the years ended December 31:

In millions	2009	% of Revenue	2008	% of Revenue	2007	% of Revenue
Revenue
Americas	$981	57%	$984	56%	$964	57%
EMEA	430	25%	451	26%	424	25%
APJ	298	18%	327	18%	314	18%

Total revenue	1,709	100%	1,762	100%	1,702	100%

Segment gross margin
Americas	570	58.1%	557	56.6%	554	57.5%
EMEA	230	53.5%	234	51.9%	205	48.3%
APJ	138	46.3%	158	48.3%	157	50.0%

Total segment gross margin	$938	54.9%	$949	53.9%	$916	53.8%

Americas Revenue was roughly unchanged in 2009 from 2008, with a 7% decrease in product revenue offset by a 7% increase in services revenue. Gross margin increased to 58.1% in 2009, from 56.6% in 2008, driven by improvements in the consulting services business and a smaller increase in product gross margin rate due to a positive deal mix as compared to the prior year. These improvements were offset in part by the impact of a lower proportion of product revenue, in relation to services revenue, as compared to the prior year.

Revenue increased 2% in 2008 from 2007, with increases in services revenue offset somewhat by lower product revenue. Gross margin decreased to 56.6% for 2008, from 57.5% in 2007, primarily driven by lower product margins as a result of the deal mix as compared to the prior period.

EMEA Revenue decreased 5% in 2009 from 2008, driven by a 6% decrease in product revenue and a 3% decrease in service revenue. The revenue decline included 7% of adverse impact from foreign currency fluctuations. Gross margin increased to 53.5% in 2009, from 51.9% in 2008, driven by improvements in consulting services.

Revenue increased 6% in 2008 from 2007, driven by a 17% increase in maintenance revenue. The revenue growth included 3% of benefit from foreign currency fluctuations. Gross margin increased to 51.9% for 2008, from 48.3% in 2007, primarily driven by increased product margins. Product margins benefited from an improved deal mix and the benefit of foreign currency translation.

APJ Revenue decreased 9% in 2009 from 2008, driven by a 22% decrease in product revenue. The revenue decline included 1% of benefit from foreign currency fluctuations. Gross margin declined to 46.3% in 2009, from 48.3% in 2008, driven by the impact of the lower product revenue as well as lower maintenance margins, offset in part by an improvement in consulting services margins.

Revenue increased 4% in 2008 from 2007, with double-digit increases in service revenue largely offset by lower product revenue as compared to a very strong performance in 2007. The revenue growth included 6% of benefit from foreign currency fluctuations. Gross margin decreased to 48.3% in 2008, from 50.0% in 2007. Lower gross margins were driven by the higher proportion of services revenue compared to the prior year. This impact was partially offset by improved maintenance services margins.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

Teradata ended 2009 with $661 million in cash and cash equivalents, a $219 million increase from the December 31, 2008 balance of cash, cash equivalents, and short-term investments, even after using approximately $174 million for repurchases of Company common stock during the year. Cash provided by operating activities increased by $15 million to $455 million in 2009. The increase in cash provided by operating activities was primarily due to an increase in current payables and accrued expenses, as well as a positive change in other assets and liabilities as compared to 2008. These improvements were partially offset by a $4 million decrease in deferred revenue in 2009 compared to a $13 million increase in 2008, as well as a smaller reduction in receivables in 2009 as compared to 2008.

Teradata’s management uses a non-GAAP measure called “free cash flow,” which we define as net cash provided by operating activities less capital expenditures for property and equipment, and additions to capitalized software, as one measure of assessing the financial performance of the Company. Free cash flow does not have a uniform definition under accounting principles generally accepted in the United States of America (“GAAP”); and therefore, Teradata’s definition of this measure may differ from the definition used by other companies. The components that are used to calculate free cash flow are GAAP measures taken directly from the Consolidated Statements of Cash Flows. We believe that free cash flow information is useful for investors because it relates the operating cash flow of the Company to the capital that is spent to continue and improve business operations. In particular, free cash flow indicates the amount of cash available after capital expenditures for, among other things, investments in the Company’s existing businesses, strategic acquisitions and repurchase of Teradata common stock. Free cash flow does not represent the residual cash flow available for discretionary expenditures since there may be other non-discretionary expenditures that are not deducted from the measure. This non-GAAP measure should not be considered a substitute for, or superior to, cash flows from operating activities under GAAP.

The table below shows net cash provided by operating activities and capital expenditures for the following periods:

In millions	2009	2008	2007
Net income	$254	$250	$200

Net cash provided by operating activities	$455	$440	$387
Less:
Expenditures for property and equipment	(29)	(19)	(50)
Additions to capitalized software	(59)	(52)	(45)

Free cash flow	$367	$369	$292

Free cash flow as a percentage of net income	144%	148%	146%

Financing activities and certain other investing activities are not included in our calculation of free cash flow. In 2009, these other investing activities primarily consisted of purchases and sales of short-term investments. In 2008, other investing activities primarily consisted of purchases and sales of short-term investments and an immaterial acquisition consummated during the first quarter of 2008. Teradata’s short-term investments consisted of bank time deposits with original maturities between three months and one year.

Teradata’s financing activities for the years ended December 31, 2009 and 2008 consisted primarily of cash outflows from our share repurchase activities. The Company purchased 7.0 million shares of its common stock at an average price per share of $25.11 in 2009, and 8.5 million shares at an average price per share of $20.67 in 2008. Share repurchases were made under the two share repurchase programs authorized by our Board of Directors in 2008. The first program (the “dilution offset program”) authorizes the Company to purchase Teradata common stock to the extent of cash received from the exercise of stock options and the Teradata Employee Stock Purchase Plan (“ESPP”) to offset dilution from shares issued pursuant to these plans. The second program (the “general share repurchase program”) authorizes the Company to repurchase an additional $250 million of the Company’s outstanding shares of common stock. On May 4, 2009, the Company’s Board of Directors authorized an additional $300 million increase to the Company’s existing general share repurchase program. As of December 31, 2009, the Company had $234 million of authorization remaining on the ($250 million and $300 million) general share repurchase programs to repurchase outstanding shares of Teradata common stock. Share repurchases made by the Company are reported on a trade date basis. Our share repurchase activity depends on factors such as our working capital needs, our cash requirements for capital investments, our stock price, and economic and market conditions. Subsequent to the year ended December 31, 2009, from January 1, 2010 through February 26, 2010, the Company repurchased approximately 2.4 million shares for approximately $70 million under the two existing share repurchase programs. Proceeds from the ESPP and the exercise of stock options were $25 million in 2009 and $8 million in 2008. These proceeds are included in Other Financing Activities, Net in the Consolidated Statement of Cash Flows.

Prior to the second quarter of 2008, stock repurchased through the share repurchase programs was retired. Beginning in the second quarter of 2008, stock repurchased through the share repurchase programs was held as treasury stock.

On October 1, 2007, the Company entered into a five-year, $300 million unsecured revolving credit facility. This credit facility contains certain representations and warranties; conditions; affirmative, negative and financial covenants; and events of default customary for such facilities. For most borrowings, Teradata would anticipate choosing a floating rate based on the London Interbank Offered Rate (“LIBOR”). If the facility had been fully drawn at December 31, 2009, the spread over the LIBOR would have been 32 basis points (for an interest rate of 0.75%, assuming a 6 month borrowing term) given Teradata’s leverage ratio at that date. As of December 31, 2009, the Company had no borrowings outstanding under this revolving credit facility and was in compliance with all covenants.

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

Contractual and Other Commercial Commitments. In the normal course of business, we enter into various contractual obligations that impact, or could impact, our liquidity. The following table and discussion outlines our material obligations at December 31, 2009, with projected cash payments in the periods shown:

In millions	Total Amounts	2010	2011- 2012	2013- 2014	2015 and Thereafter
Lease obligations	$43	$15	$21	$6	$1
Purchase obligations	8	3	5	—	—

Total lease and purchase obligations	$51	$18	$26	$6	$1

Our lease obligations in the above table include Company-only facilities in various domestic and international locations. Purchase obligations are committed purchase orders and other contractual commitments for goods and services, and include contractual payments in relation to service agreements with various vendors for ongoing service parts logistics, payroll and other services.

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

Revenue Recognition

Teradata’s solution offerings typically include hardware, software, software subscriptions, maintenance support services and other consulting, implementation and installation services. Teradata records revenue when it is realized, or realizable, and earned. Teradata considers these requirements met when: (a) persuasive evidence of an arrangement exists; (b) the products or services have been delivered to the customer; (c) the sales price is fixed or determinable and free of contingencies or significant uncertainties; and (d) collectibility is reasonably assured. Our judgment is required in assessing the probability of collection and that fees are fixed or determinable, which is generally based on evaluation of customer-specific information, historical collection experience and economic market conditions. If Teradata cannot conclude that a fee is fixed or determinable at the outset of an arrangement, revenue is deferred until the determination is made that the arrangement fee is fixed or determinable. If market conditions decline, or if the financial condition of our customers deteriorates, we may be unable to determine that collectibility is probable, and we could be required to defer the recognition of revenue until we receive customer payments. Teradata reports revenue net of any taxes assessed by governmental authorities that are imposed on and concurrent with specific revenue-producing transactions. Teradata delivers its solutions primarily through direct sales channels, as well as through alliances with system integrators, other independent software vendors and distributors, and value-added resellers (collectively referred to as “resellers”). In assessing whether the sales price to a reseller is fixed or determinable, the Company considers, among other things, past business practices with the reseller, the reseller’s operating history, payment terms, return rights and the financial wherewithal of the reseller. When we determine that the contract fee to a reseller is not fixed or determinable, we account for that transaction upon sell-through to the end customer.

Substantially all of Teradata’s solutions contain software that is more than incidental to the hardware and services. The typical solution requires no significant production, modification or customization of the software or hardware, and the software is not essential to the functionality of the hardware. For software and software-related elements, Teradata allocates revenue to each software element based upon its fair value as determined by vendor-specific objective evidence (“VSOE”) using the residual method as discussed below. VSOE of fair value is based upon the normal pricing and discounting practices for those products and services when sold separately. For non-software related elements, fair value is based upon Verifiable Objective Evidence (“VOE”). VOE is based on the price when similar products or services are sold separately by Teradata or other companies. These elements often involve delivery or performance at different periods of time. Revenue for software is generally recognized upon delivery with the hardware using the residual method described below. Revenue for software subscriptions, which provide for unspecified upgrades or enhancements on a when-and-if-available basis, is recognized straight-line over the term of the subscription arrangement. Revenue for maintenance support services is also recognized on a straight-line basis over the term of the contract. Revenue for other consulting, implementation and installation services is recognized as services are provided. In certain instances, customer acceptance is required prior to the passage of title and risk of loss of the delivered products. In such cases, no revenue is recognized until the customer acceptance is obtained. Delivery and acceptance generally occur in the same reporting period.

For arrangements involving multiple deliverables, where the deliverables include software and non-software products and services, Teradata evaluates each deliverable to determine whether it represents a separate unit of accounting based on the following criteria: (a) whether the delivered item has value to the customer on a stand-alone basis; (b) whether there is objective and reliable evidence of the fair value of the undelivered items; and (c) if the contract includes a general right of return relative to the delivered item, delivery or performance of the undelivered items is considered probable and substantially in the control of Teradata. If objective and reliable evidence of fair value exists for all units of accounting in the arrangement, revenue is allocated to each unit of accounting based on relative fair values. Each unit of accounting is then accounted for under the applicable revenue recognition guidance. In situations where there is objective and reliable evidence of fair value for all undelivered elements, but not for delivered elements, the residual method is used to allocate the arrangement’s consideration. Teradata does not typically have VSOE of fair value for its software products. Therefore, in a substantial majority of Teradata arrangements, the residual method is used to allocate arrangement consideration. Under the residual method, the fair value of the undelivered elements is deferred and accounted for under the applicable revenue recognition guidance, and the remaining portion of the arrangement fee is allocated to the delivered elements and is recognized as revenue. If we cannot determine or maintain VSOE for an undelivered element, it could impact the timing of revenues as all or a portion of the revenue from the multiple-element arrangement may need to be deferred.

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

Capitalized Software

Under GAAP, costs incurred internally in researching and developing a computer software product should be charged to expense until technological feasibility has been established. Technological feasibility is established when planning, designing and initial coding activities that are necessary to establish the product can be produced to meet its design specifications are complete. In the absence of a detailed program design, a working model is used to establish technological feasibility. Once technological feasibility is established, all development costs are capitalized until the product is available for general release to customers. Judgment is required in determining when technological feasibility of a product is established. The timing of when various research and development projects become technologically feasible or ready for release can cause fluctuation in the amount of research and development costs that are expensed or capitalized in any given period, thus impacting our reported profitability for that period.

Income Taxes

In accounting for income taxes, we recognize deferred tax assets and liabilities based on the differences between the financial statement carrying amounts and the tax basis of assets and liabilities. The deferred tax assets and liabilities are determined based on the enacted tax rates expected to apply in the periods in which the deferred tax assets or liabilities are expected to be settled or realized. Teradata’s operating results were included in NCR’s income tax returns for the period prior to the Separation. The provision for income tax in Teradata’s consolidated financial statements prior to the Separation was determined on a separate-return basis.

The Company’s intention is to permanently reinvest its foreign earnings outside of the United States. As a result, the effective tax rates in the periods presented after Separation are largely based upon the forecasted pre-tax earnings mix and allocation of certain expenses in various taxing jurisdictions where the Company conducts its business; these jurisdictions apply a broad range of statutory income tax rates. The Company has not provided federal income taxes on earnings of approximately $405 million from its foreign subsidiaries.

We account for uncertainty in income taxes by prescribing thresholds and attributes for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. Under GAAP, we may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. We record any interest and/or penalties related to uncertain tax positions in the income tax expense line on our Consolidated Statements of Income. In accordance with a tax sharing agreement between NCR and Teradata, NCR is responsible for all taxes reported on any separate or joint return of NCR, which may also include Teradata for periods prior to the Separation. As of December 31, 2009, the Company has recorded $6 million of unrecognized tax benefits, which is included in the “Other liabilities” section of the Company’s balance sheet.

We regularly review our deferred tax assets for recoverability and establish a valuation allowance if it is more likely than not that some portion or all of a deferred tax asset will not be realized. We had $114 million and $151 million of net deferred tax assets, and no material valuation allowances as of December 31, 2009 and 2008, respectively.

Share-based Compensation

We measure compensation cost for stock awards at fair value and recognize compensation expense over the service period for which awards are expected to vest. We utilize the Black-Scholes option pricing model to estimate the fair value of stock-based compensation at the date of grant, which requires the input of subjective assumptions, including expected volatility and expected term. Further, we estimate forfeitures for options granted which are not expected to vest. The estimation of stock awards that will ultimately vest requires judgment, and to the extent that actual results or updated estimates differ from our current estimates, such amounts will be recorded as a cumulative adjustment in the period in which estimates are revised. We consider many factors when estimating expected forfeitures including types of awards and historical experience. Actual results and future changes in estimates may differ substantially from our current estimates.

In addition, we have performance-based awards that vest only if specific performance conditions are satisfied. The number of shares that will be earned can vary based on actual performance. No shares will vest if the threshold objectives are not met. In the event the objectives are exceeded additional shares will vest up to a maximum payout. The cost of these awards is expensed over the performance period based upon management’s estimate and analysis of the probability of meeting the performance criteria. Because the actual number of shares to be awarded is not known until the end of the performance period, the actual compensation expense related to these awards could differ from our current expectations.

Pension and Postemployment Benefits

We have pension and postemployment benefit costs and credits, which are developed from actuarial valuations. Actuarial assumptions attempt to anticipate future events and are used in calculating the expense and liability relating to these plans. These factors include assumptions we make about interest rates, expected investment return on plan assets, total and involuntary turnover rates, and rates of future compensation increases. In addition, our actuarial consultants also use subjective factors such as withdrawal rates and mortality rates to develop our valuations. We review and update these assumptions on an annual basis at the beginning of each fiscal year. We are required to consider current market conditions, including changes in interest rates, in making these assumptions. The actuarial assumptions that we use may differ materially from actual results due to changing market and economic conditions, higher or lower withdrawal rates, or longer or shorter life spans of participants. These differences may result in a significant impact to the measurement of our pension and postemployment benefit obligations, and to the amount of pension and postemployment benefits expense we have recorded or may record. For example, as of December 31, 2009, a one-half percent increase/decrease in the discount rate would change the projected benefit obligation of our pension plans by $2 million, and a one percent increase/decrease in our involuntary turnover assumption would change our postemployment benefit obligation by $19 million.

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

The Company employs a foreign currency hedging strategy to limit potential losses in earnings or cash flows from adverse foreign currency exchange rate movements. Foreign currency exposures arise from transactions denominated in a currency other than the Company’s functional currency and from foreign denominated revenue and profit translated into U.S. dollars. The primary currencies to which the Company is exposed include the euro, the British pound, the Japanese yen, the Australian dollar, and other Asian and South American currencies. Exposures are hedged with foreign currency forward contracts with maturity dates of twelve months or less. The potential loss in fair value at December 31, 2009, for such contracts resulting from a hypothetical 10% adverse change in all foreign currency exchange rates is approximately $4 million. This loss would be mitigated by corresponding gains on the underlying exposures. For additional information regarding the Company’s foreign currency hedging strategy, see “Note 8—Derivative Instruments and Hedging Activities” in Notes to Consolidated Financial Statements elsewhere in this Annual Report.

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

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Teradata Corporation:

In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a)1 present fairly, in all material respects, the financial position of Teradata Corporation and its subsidiaries at December 31, 2009 and 2008, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2009 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing in Item 15(a)2 presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company’s internal control over financial reporting based on our audits (which were integrated audits in 2008 and 2009). We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

PricewaterhouseCoopers LLP

Cincinnati, Ohio

February 26, 2010

TERADATA CORPORATION

Consolidated Statements of Income

In millions, except per share amounts

	For the Year Ended December 31
	2009	2008	2007
Revenue
Product revenue	$772	$849	$884
Service revenue	937	913	818

Total revenue	1,709	1,762	1,702

Costs and operating expenses
Cost of products	269	302	312
Cost of services	502	511	474
Selling, general and administrative expenses	483	508	470
Research and development expenses	117	108	126

Total costs and operating expenses	1,371	1,429	1,382

Income from operations	338	333	320
Other (expense) income, net	(4)	5	2

Income before income taxes	334	338	322

Income tax expense	80	88	122

Net income	$254	$250	$200

Net income per common share
Basic	$1.48	$1.40	$1.11
Diluted	$1.46	$1.39	$1.10

Weighted average common shares outstanding
Basic	171.9	178.1	180.8
Diluted	173.9	179.8	181.3

The accompanying notes are an integral part of the consolidated financial statements.

TERADATA CORPORATION

Consolidated Balance Sheets

In millions, except share amounts

	At December 31
	2009	2008
Assets
Current Assets
Cash and cash equivalents	$661	$402
Short-term investments	—	40
Accounts receivable, net	387	451
Inventories	47	44
Other current assets	57	78

Total current assets	1,152	1,015
Property and equipment, net	95	88
Capitalized software, net	102	80
Goodwill	109	110
Deferred income taxes	84	109
Other assets	27	28

Total assets	$1,569	$1,430

Liabilities and stockholders’ equity
Current liabilities
Accounts payable	$102	$99
Payroll and benefits liabilities	109	83
Deferred revenue	256	255
Other current liabilities	76	103

Total current liabilities	543	540
Pension and other postemployment plan liabilities	83	83
Other liabilities	33	30

Total liabilities	659	653

Commitments and contingencies (Note 9)

Stockholders’ equity
Preferred stock: par value $0.01 per share, 100.0 shares authorized, no shares issued and outstanding at December 31, 2009 and 2008, respectively	—	—
Common stock: par value $0.01 per share, 500.0 shares authorized, 182.6 and 180.5 shares issued at December 31, 2009 and 2008, respectively	2	2
Paid-in capital	622	572
Treasury stock: 13.9 and 6.9 shares at December 31, 2009 and 2008, respectively	(311)	(137)
Retained earnings	583	329
Accumulated other comprehensive income	14	11

Total stockholders’ equity	910	777

Total liabilities and stockholders’ equity	$1,569	$1,430

The accompanying notes are an integral part of the consolidated financial statements

TERADATA CORPORATION

Consolidated Statements of Cash Flows

In millions

	For the Year Ended December 31
	2009	2008	2007
Operating activities
Net income	$254	$250	$200
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	63	60	68
Stock-based compensation expense	23	21	17
Excess tax benefit from stock-based compensation	(5)	(1)	(1)
Deferred income taxes	41	38	80
Impairment of equity investment	5	3	—
Changes in assets and liabilities:
Receivables	60	73	(128)
Inventories	(2)	7	(12)
Current payables and accrued expenses	15	(7)	75
Deferred revenue	(4)	13	52
Other assets and liabilities	5	(17)	36

Net cash provided by operating activities	455	440	387

Investing activities
Purchases of short-term investments	(25)	(90)	—
Proceeds from sales and maturities of short-term investments	65	50	—
Expenditures for property and equipment	(29)	(19)	(50)
Additions to capitalized software	(59)	(52)	(45)
Other investing activities and business acquisitions, net	(9)	(25)	(9)

Net cash used in investing activities	(57)	(136)	(104)

Financing activities
Repurchases of Company common stock	(174)	(176)	—
Cash contributions from former parent	—	—	200
Transfer to former parent, net	—	—	(216)
Excess tax benefit from stock-based compensation	5	1	1
Other financing activities, net	25	8	1

Net cash used in financing activities	(144)	(167)	(14)

Effect of exchange rate changes on cash and cash equivalents	5	(5)	1

Increase in cash and cash equivalents	259	132	270
Cash and cash equivalents at beginning of year	402	270	—

Cash and cash equivalents at end of year	$661	$402	$270

Supplemental data
Cash paid during the year for:
Income taxes	$44	$33	$1
Interest	$—	$1	$—

The accompanying notes are an integral part of the consolidated financial statements

TERADATA CORPORATION

Consolidated Statements of Changes in Stockholders’ Equity

In millions

	Common Stock		Treasury Stock		Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Parent Company Investment		Comprehensive Income for the Year Ended
	Shares	Amount	Shares	Amount					Total
December 31, 2006	—	—	—	—	—	—	$18	$573	$591

Employee stock compensation allocated from NCR								11	11
Net income						79		121	200	$200
Net transfers to parent								(259)	(259)
Contribution of net assets to Teradata Corporation and issuance of shares to parent (Note 1)	181	2			548		(30)	(446)	74
Employee stock compensation plans					6				6
Income tax benefit from stock compensation plans					1				1
Currency translation adjustment							7		7	7

December 31, 2007	181	$2	—	$—	$555	$79	$(5)	$—	$631	$207

Net income						250			250	$250
Adjustments to net assets contributed from NCR (Note 1)					25		2		27
Employee stock compensation plans	1				21				21
Proceeds from employee stock purchase program and option exercises	1				8				8
Repurchase of Company common stock, retired	(2)				(38)				(38)
Income tax benefit from stock compensation plans					1				1
Purchases of treasury stock, not retired			(7)	(137)					(137)
Pension and post- employment benefit plans, net of tax							10		10	10
Currency translation adjustment							4		4	4

December 31, 2008	181	$2	(7)	$(137)	$572	$329	$11	$—	$777	$264

Net income						254			254	$254
Employee stock compensation plans	2				39				39
Proceeds from employee stock purchase program and option exercises	—				6				6
Income tax benefit from stock compensation plans					5				5
Purchases of treasury stock, not retired			(7)	(174)					(174)
Pension and post- employment benefit plans, net of tax							(2)		(2)	(2)
Currency translation adjustment							5		5	5

December 31, 2009	183	$2	(14)	$(311)	$622	$583	$14	$—	$910	$257

The accompanying notes are an integral part of the consolidated financial statements

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Description of Business, Separation, Basis of Presentation and Significant Accounting Policies

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

In addition to the above transfers, during the year ended December 31, 2008, the Company recorded Separation-related adjustments of $25 million and $2 million to additional paid-in capital and other comprehensive income, respectively. These adjustments were primarily made to reflect certain deferred tax assets that were not initially recorded at the Separation. These adjustments had no impact on net income or cash flows for any periods presented.

Basis of Presentation. The financial statements for periods ending on or after the Separation are presented on a consolidated basis and include the accounts of the Company and its wholly-owned subsidiaries in accordance with accounting principles generally accepted in the United States of America (“GAAP”).

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

Prior to the Separation, the historical financial statements include allocations of certain NCR corporate expenses, including treasury, accounting, tax, legal, internal audit, human resources, severance, pension, public and investor relations, general management, real estate, shared information technology (“IT”) systems, procurement and other statutory functions such as board of directors and other centrally managed employee benefit arrangements that benefit the Teradata business. These costs include the cost of salaries, benefits (including stock-based compensation) and other related costs. The Company was allocated $96 million in 2007 (prior to the Separation) of general corporate overhead expenses incurred by NCR.

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

Revenue Recognition. Teradata’s solution offerings typically include software, software subscriptions, hardware, maintenance support services, and other consulting, implementation and installation-related (“consulting”) services. Teradata records revenue when it is realized, or realizable, and earned. Teradata considers these requirements met when: (a) persuasive evidence of an arrangement exists; (b) the products or services have been delivered to the customer; (c) the sales price is fixed or determinable and free of contingencies or significant uncertainties; and (d) collectibility is reasonably assured. Teradata reports revenue net of any taxes assessed by governmental authorities that are imposed on and concurrent with specific revenue-producing transactions. Teradata delivers its solutions primarily through direct sales channels, as well as through alliances with system integrators, other independent software vendors and distributors, and value-added resellers (collectively referred to as “resellers”). In assessing whether the sales price to a reseller is fixed or determinable, the Company considers, among other things, past business practices with the reseller, the reseller’s operating history, payment terms, return rights and the financial wherewithal of the reseller. When Teradata determines that the contract fee to a reseller is not fixed or determinable, that transaction is accounted for upon sell-through to the end customer.

Substantially all of Teradata’s solutions contain software that is more than incidental to the hardware and services. The typical solution requires no significant production, modification or customization of the software or hardware, and the software is not essential to the functionality of the hardware. Therefore, hardware and related services are considered non-software deliverables. For software and software-related deliverables, Teradata allocates revenue to each software deliverable based upon its fair value as determined by vendor-specific objective evidence (“VSOE”) using the residual method as discussed below. VSOE of fair value is based upon the normal pricing and discounting practices for those products and services when sold separately. For non-software related deliverables, fair value is based upon Verifiable Objective Evidence (“VOE”). VOE is based on the price when similar products or services are sold separately by Teradata or other companies. These elements often involve delivery or performance at different periods of time. Revenue for software is generally recognized upon delivery with the hardware using the residual method described below. Revenue for software subscriptions, which provide for unspecified upgrades or enhancements on a when-and-if-available basis, is recognized straight-line over the term of the subscription arrangement. Revenue for maintenance support services is also recognized on a straight-line basis over the term of the contract. Revenue for other consulting, implementation and installation services is recognized as services are provided. In certain instances, customer acceptance is required prior to the passage of title and risk of loss of the delivered products. In such cases, no revenue is recognized until the customer acceptance is obtained. Delivery and acceptance generally occur in the same reporting period.

For arrangements involving multiple deliverables, where the deliverables include software and non-software products and services, Teradata evaluates each deliverable to determine whether it represents a separate unit of accounting based on the following criteria: (a) whether the delivered item has value to the customer on a stand-alone basis; (b) whether there is objective and reliable evidence of the fair value of the undelivered items; and (c) if the contract includes a general right of return relative to the delivered item, delivery or performance of the undelivered items is considered probable and substantially in the control of Teradata. If objective and reliable evidence of fair value exists for all units of accounting in the arrangement, revenue is allocated to each unit of accounting based on relative fair values. Each unit of accounting is then accounted for under the applicable revenue recognition guidance. In situations where there is objective and reliable evidence of fair value for all undelivered elements, but not for delivered elements, the residual method is used to allocate the arrangement’s consideration. Teradata does not typically have VSOE of fair value for software products. Therefore, in a substantial majority of Teradata arrangements, the residual method is used to allocate arrangement consideration. Under the residual method, the fair value of the undelivered elements is deferred and accounted for under the applicable revenue recognition guidance, and the remaining portion of the arrangement fee is allocated to the delivered elements and is recognized as revenue.

Teradata uses the stated renewal rate approach in establishing VSOE of fair value for maintenance and subscriptions. Under this approach, the Company assesses whether the contractually stated renewal rates are substantive and in line with the Company’s normal pricing practices. Renewal rates greater than the lower level of our targeted pricing ranges are considered to be substantive and, therefore, meet the requirements to support VSOE.

In instances where there is not a substantive renewal rate in the arrangement, the Company reallocates revenue from the delivered elements to increase the allocation of revenue for undelivered elements to the minimum established pricing targets as supported by the renewal rates for similar customers.

Teradata also offers consulting and installation-related services to its customers, which are considered software-related. These services are rarely considered essential to the functionality of the EDW solution deliverable and there is never any software customization of the proprietary database software. VSOE of fair value for consulting services is based on the average hourly rate for standalone consulting services projects by geographic region and are indicative of our customary pricing practices. Pricing in each market is structured to obtain a reasonable margin based on input costs.

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

Costs incurred for the development of software that will be sold, leased or otherwise marketed are capitalized when technological feasibility has been established. Technological feasibility is established when planning, designing and initial coding activities that are necessary to establish the product can be produced to meet its design specifications. In the absence of a program design, a working model is used to establish technological feasibility. These costs are included within capitalized software and are amortized over the estimated useful lives of the resulting software. The Company typically amortizes capitalized software over a period up to three years using the greater of the ratio that current gross revenues for a product bear to the total of current and anticipated future gross revenues for that product or the straight-line method over the remaining estimated economic life of the product beginning when the product is available for general release. Costs capitalized include direct labor and related overhead costs. Costs incurred prior to technological feasibility and after general release are expensed as incurred. The following table identifies the activity relating to capitalized software:

	Internal-use Software			External-use Software
In millions	2009	2008	2007	2009	2008	2007
Beginning balance at January 1	$11	$12	$8	$69	$49	$51
Capitalized	5	4	8	54	48	37
Amortization	(4)	(5)	(4)	(33)	(28)	(39)

Ending balance at December 31	$12	$11	$12	$90	$69	$49

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

Goodwill. Goodwill represents the excess of the purchase price in a business combination over the fair value of net tangible and intangible assets acquired. Goodwill amounts are not amortized, but rather are tested for impairment annually or if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. The Company did not recognize any goodwill impairment charges in 2009, 2008 or 2007.

Warranty. Provisions for product warranties are recorded in the period in which the related revenue is recognized. The Company accrues warranty reserves using percentages of revenue to reflect the Company’s historical average warranty claims.

Research and Development Costs. Research and development costs are expensed as incurred (with the exception of the capitalized software development costs discussed above). Research and development costs primarily include payroll and headcount-related costs, contractor fees, facilities costs, infrastructure costs, and administrative expenses directly related to research and development support.

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

The Company accounts for its pension and postemployment benefit obligations using actuarial models. The measurement of plan obligations was made as of December 31, 2009. Liabilities are computed using the projected unit credit method. The objective under this method is to expense each participant’s benefits under the plan as they accrue, taking into consideration salary increases and the plan’s benefit allocation formula. Thus, the total pension or postemployment benefit to which each participant is expected to become entitled is broken down into units, each associated with a year of past or future credited service.

The Company recognizes the funded status of its pension and postemployment plan obligations in its consolidated balance sheet and records in other comprehensive income certain gains and losses that arise during the period, but are deferred under pension accounting rules.

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

Income Taxes. For the period prior to the Separation, Teradata’s operating results were included in NCR’s consolidated U.S. and state income tax returns and in tax returns of certain NCR foreign subsidiaries. The provision for income taxes in these financial statements was determined on a separate-return basis. Deferred tax assets and liabilities were recognized for the expected tax consequences of temporary differences between the tax bases of assets and liabilities and their reported amounts.

For the periods after the Separation, income tax expense is provided based on income before income taxes in the various jurisdictions in which the Company conducts its business. Deferred income taxes reflect the impact of temporary differences between assets and liabilities recognized for financial reporting purposes and such amounts recognized for tax purposes. These deferred taxes are determined based on the enacted tax rates expected to apply in the periods in which the deferred assets or liabilities are expected to be settled or realized. We recognize tax benefits from uncertain tax positions only if it is more likely than not the tax position will be sustained on examination by taxing authorities, based on the technical merits of the position. The Company records valuation allowances related to its deferred income tax assets when it is more likely than not that some portion or all of the deferred income tax assets will not be realized.

Share-based Compensation. For the period prior to the Separation, share-based compensation represented the costs related to NCR share-based awards granted to employees of Teradata.

Share-based payments to employees, including grants of stock options, are recognized in the financial statements based on their fair value. The fair value of each stock option award on the grant date is estimated using the Black-Scholes option-pricing model with the following assumptions: expected dividend yield, expected stock price volatility, weighted-average risk-free interest rate and weighted average expected term of the options. In connection with the Separation, NCR share-based awards held by Teradata employees were converted to equivalent share-based awards of Teradata Corporation based on the ratio of the Company’s fair market value to NCR and Teradata’s combined fair market value at the time of the Separation. The conversion was accounted for as a modification under the provisions of the share-based payment guidance, and resulted in no increase in the fair value of the awards. For the periods following the Separation, share-based compensation represents the costs related to Teradata share-based awards.

The Company’s expected volatility assumption used in the Black-Scholes option-pricing model is based on peer group volatility. The expected term assumption is based on the simplified method under GAAP, which is based on the vesting period and contractual term for each vesting tranche of awards. The mid-point between the vesting date and the expiration date is used as the expected term under this method. The risk-free interest rate used in the Black-Scholes model is based on the implied yield curve available on U.S. Treasury zero-coupon issues at the date of grant with a remaining term equal to the Company’s expected term assumption. The Company has never declared or paid a cash dividend.

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

The components of basic and diluted earnings per share are as follows:

	For the year ended December 31
In millions, except earnings per share	2009	2008	2007
Net income available for common stockholders	$254	$250	$200

Weighted average outstanding shares of common stock	171.9	178.1	180.8
Dilutive effect of employee stock options and restricted stock	2.0	1.7	0.5

Common stock and common stock equivalents	173.9	179.8	181.3

Earnings per share:
Basic	$1.48	$1.40	$1.11
Diluted	$1.46	$1.39	$1.10

Options to purchase 1.8 million shares for 2009, 1.7 million shares of common stock for 2008 and 0.2 million shares of common stock for 2007 were not included in the computation of diluted earnings per share because their exercise prices were greater than the average market price of the common shares and, therefore, the effect would have been anti-dilutive.

Recently Issued Accounting Pronouncements

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

Revenue Recognition. In October 2009, the FASB issued an update regarding revenue arrangements with multiple deliverables. This update provides principles for allocation of consideration among its multiple-elements, allowing more alternatives in identifying and accounting for separate deliverables under an arrangement. The guidance will eliminate the residual method of allocation and introduces the relative selling price method for valuing the elements of a bundled arrangement if VSOE or third-party evidence of selling price is not available, and significantly expands related disclosure requirements. This guidance is effective on a prospective basis for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. Alternatively, adoption may be on a retrospective basis, and early application is permitted. The Company is currently evaluating the impact of adopting this standard.

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

Impairments of Investments in Debt Securities. In April 2009, the FASB issued an update related to the recognition and presentation of other-than-temporary impairments. This update provides guidance on the recognition of other-than-temporary impairments of investments in debt securities and provides new presentation and disclosure requirements for other-than-temporary impairments of investments in debt and equity securities. This guidance is effective for all interim and annual periods ending after June 15, 2009. The adoption of this standard did not have a material impact on the Company’s Financial Statements.

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

Note 2. Supplemental Financial Information

	At December 31
In millions	2009	2008
Accounts receivable
Trade	$392	$449
Other	4	13

Accounts receivable, gross	396	462
Less: allowance for doubtful accounts	(9)	(11)

Total accounts receivable, net	$387	$451

Inventories
Finished goods	$27	$22
Service parts	20	22

Total inventories	$47	$44

Other current assets
Current deferred tax assets	$30	$42
Other	27	36

Total other current assets	$57	$78

Property and equipment
Land and improvements	$8	$8
Buildings and improvements	64	62
Machinery and other equipment	192	179

Property and equipment, gross	264	249
Less: accumulated depreciation	(169)	(161)

Total property and equipment, net	$95	$88

Other current liabilities
Income tax payable	$9	$23
Sales and value-added taxes	17	27
Other	50	53

Total other current liabilities	$76	$103

Accumulated other comprehensive income, net of tax
Currency translation adjustments	$34	$29
Actuarial losses and prior service costs on employee benefit plans	(20)	(18)

Total accumulated other comprehensive income	$14	$11

Note 3. Goodwill

The following table identifies the activity relating to goodwill by operating segment:

In millions	Balance December 31, 2008	Additions	Currency Translation Adjustments	Balance December 31, 2009
Goodwill
Americas	$71	$—	$—	$71
EMEA	10	—	—	10
APJ	29	—	(1)	28

Total goodwill	$110	$—	$(1)	$109

In the fourth quarter of 2009, the Company performed its annual test of goodwill impairment. No goodwill impairment losses were realized.

Note 4. Transactions with NCR

Teradata’s costs and expenses for periods prior to the Separation include allocations from NCR for, among other things, centralized treasury, tax, accounting, legal, internal audit, human resources, severance, pension, public and investor relations, general management, real estate, shared information technology (“IT”) systems, procurement and other statutory functions such as board of directors and centrally managed benefit arrangements. These allocations were determined on a basis that NCR and Teradata considered to be a reasonable reflection of the utilization of services provided to or the benefits received by Teradata. The allocations are based on methods that include such drivers as revenue, headcount, square footage, transaction processing costs and others considered as a reasonable method in relation to the costs being allocated. Allocated costs included in the statements of income were as follows (allocated costs in 2007 include only the nine months ended September 30, 2007):

In millions	2007
Cost of products and services	$27
Selling, general and administrative expenses	63
Research and development expenses	6

Total allocated operating expenses	$96

In connection with the Separation, NCR and the Company entered into an Interim Services and Systems Replication Agreement, which provides for the provision of certain transitional services by the Company and its subsidiaries to NCR and its subsidiaries, and vice versa. The services include the provision of administrative and other services identified by the parties. The Interim Services and Systems Replication Agreement term ended in 2009. The pricing was based on actual costs incurred by the party rendering the services plus a fixed percentage.

NCR and the Company also entered into certain other agreements, including the Separation and Distribution Agreement, the Tax Sharing Agreement, the Employee Benefits Agreement and several commercial agreements. The commercial agreements include a network support agreement, service and distributor arrangements, intellectual property agreements, a service parts distribution agreement and various real estate arrangements.

Note 5. Income Taxes

For the years ended December 31, income before income taxes consisted of the following:

In millions	2009	2008	2007
Income before income taxes
United States	$179	$190	$198
Foreign	155	148	124

Total income before income taxes	$334	$338	$322

For the years ended December 31, income tax expense consisted of the following:

In millions	2009	2008	2007
Income tax expense
Current
Federal	$24	$8	$30
State and local	4	5	5
Foreign	11	37	7
Deferred
Federal	30	60	40
State and local	4	5	6
Foreign	7	(27)	34

Total income tax expense	$80	$88	$122

The following table presents the principal components of the difference between the effective tax rate and the U.S. federal statutory income tax rate for the years ended December 31:

In millions	2009	2008	2007
Income tax expense at the U.S. federal tax rate of 35%	35.0%	35.0%	35.0%
Foreign income tax differential	(11.0)%	(12.5)%	(6.8)%
State and local income taxes	1.0%	2.0%	2.8%
U.S. permanent book/tax differences	(0.5)%	0.5%	1.6%
Rate change	0.0%	0.0%	3.1%
Other, net	(0.5)%	1.0%	2.2%

Total income tax expense	24.0%	26.0%	37.9%

The tax rate for the year ended December 31, 2009 included a net tax benefit of a recurring state and local income tax credit that was not recognized in the 2008 income tax rate. The tax rate for the year ended December 31, 2008 included a $3 million charge to reflect a change in estimate identified in conjunction with filing the Company’s 2007 U.S. federal tax return. The provision for income taxes for the periods after the Separation is based on the pre-tax earnings mix by jurisdiction of Teradata and its subsidiaries under the Company’s current structure.

For the period prior to the Separation, while the Company was operated as part of NCR, Teradata’s provision for income taxes in certain tax jurisdictions reflected only a portion of the tax benefits related to certain foreign operations’ tax net operating losses due to the uncertainty of the ultimate realization of future benefits from those losses under NCR’s tax structure. The tax rate for the year ended December 31, 2007 included a $10 million charge relating to a tax rate change in Germany. In addition to the discrete item described above, the effective tax rate for the year ended December 31, 2007 included a $7 million net adjustment to increase tax expense to correct prior period errors in the calculation of the income tax provision related to intercompany profit elimination. As the impact of this error was not material to any prior periods or to the full-year 2007 financial statements, it was recorded in the second quarter of 2007.

Deferred income tax assets and liabilities included in the balance sheets at December 31 were as follows:

In millions	2009	2008
Deferred income tax assets
Employee pensions and other liabilities	$40	$35
Other balance sheet reserves and allowances	22	14
Deferred revenue	5	20
Tax loss and credit carryforwards	19	6
Capitalized research and development	66	94
Goodwill	3	9
Property and equipment	—	3

Total deferred income tax assets	155	181

Deferred income tax liabilities
Capitalized software	35	27
Other	6	3

Total deferred income tax liabilities	41	30

Total net deferred income tax assets	$114	$151

As of December 31, 2009, Teradata had net operating loss carryforwards in the United States and certain foreign jurisdictions of approximately $8 million (tax effected), which begin to expire in 2012. In addition, Teradata has U.S. foreign tax credit carryforwards of $5 million, which will begin expiring in 2017, and California Research and Development Tax Credit carryforwards of $6 million, with an indefinite carryover period.

The Company’s intention is to permanently reinvest its foreign earnings outside of the United States. As a result, the effective tax rates in the periods presented are largely based upon the forecasted pre-tax earnings mix and allocation of certain expenses in various taxing jurisdictions where the Company conducts its business; these jurisdictions apply a broad range of statutory income tax rates. At December 31, 2009 the Company had not provided federal income taxes on earnings of approximately $405 million from its foreign subsidiaries. Should these earnings be distributed in the form of dividends or otherwise, the Company would be subject to both U.S. income taxes and potential withholding taxes in various international jurisdictions. The U.S. taxes would potentially be partially offset by U.S. foreign tax credits. Determination of the amount of unrecognized deferred U.S. tax liability is not practical because of the complexities associated with this hypothetical calculation.

The Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The Company reflects any interest and penalties recorded in connection with its uncertain tax positions as a component of income tax expense. In accordance with the Tax Sharing Agreement between NCR and Teradata, NCR is responsible for all taxes reported on any separate or joint return of NCR which may also include Teradata for periods prior to the Separation. Accordingly, no liability for uncertain tax positions is reflected in the financial statements of the Company for periods prior to the Separation.

At the end of 2009, the Company’s tax liability related to uncertain tax positions totaled approximately $6 million and is reflected in the “Other liabilities” section of the Company’s balance sheet as a non-current liability. The entire balance would cause a decrease in the effective income tax rate upon recognition. Teradata currently anticipates that the total amount of unrecognized tax benefits will increase within the next twelve months for various tax positions the Company intends to take related to its 2010 taxable period. Teradata has recorded less than $1 million of interest accruals related to its uncertain tax liabilities as of December 31, 2009.

Below is a rollforward of the Company’s liability related to uncertain tax positions at December 31:

In millions	2009	2008
Balance at January 1, 2009	$1	$—
Gross increases for prior period tax positions	2	1
Gross increases for current period tax positions	3	—

Balance at December 31, 2009	6	1

On February 25, 2010, Teradata received formal notification from Inland Revenue in the United Kingdom (“U.K.”) of its acceptance of an allocation of Net Operating Loss carryforwards (“NOLs”) from NCR to Teradata in connection with the settlement of a tax audit between NCR and Inland Revenue for the pre-Separation period. As a result of this settlement, Teradata received approximately $6 million (tax effected) of NOLs in the U.K, which have no expiration date. The tax benefit of these NOLs has not previously been recognized in the Company’s financial statements as they did not meet the criteria for recognition as an uncertain tax position until such time the audit was settled. Accordingly, the Company will record the tax benefit as a discrete item in its interim financial statements for the three months ending March 31, 2010. The tax benefit was considered in the Company’s estimated range of its full-year effective tax rate for 2010.

The Company and its subsidiaries file income tax returns in the U.S. federal and various state jurisdictions, as well as numerous foreign jurisdictions. As of December 31, 2009, the Company has not been subject to any U.S. federal, state or local income tax examinations by taxing authorities for tax years subsequent to the Separation, and has not received notices of any planned or proposed income tax audits. The Company has been or is in the process of being examined in a limited number of foreign jurisdictions; material adjustments were neither made nor are anticipated in any of these examinations.

Note 6 Employee Share-based Compensation Plans

The Company recorded stock-based compensation expense for the years ended December 31 as follows:

In millions	2009	2008	2007
Stock options	$11	$8	$6
Restricted stock	12	13	11

Total stock-based compensation (pre-tax)	23	21	17
Tax benefit	(9)	(7)	(6)

Total stock-based compensation, net of tax	$14	$14	$11

For the periods prior to the Separation, share-based compensation represents the costs related to NCR share-based awards granted to employees of Teradata. In connection with the Separation on September 30, 2007, NCR share-based awards held by approximately 400 Teradata employees were converted to equivalent share-based awards of Teradata Corporation based on the ratio of the Company’s fair market value to NCR and Teradata’s combined fair market value at the time of the Separation. The conversion was accounted for as a modification under GAAP, and resulted in no increase in the fair value of the awards. As of December 31, 2009, the Company’s primary types of share-based compensation were stock options, restricted stock and restricted stock units.

Stock Options

Prior to the Separation, all stock options granted to NCR employees engaged in Teradata’s business were granted under the NCR Stock Incentive Plan (“NCR SIP”). The NCR SIP provided for the grant of several different forms of stock-based compensation, including stock options to purchase shares of NCR common stock. The Compensation and Human Resource Committee of NCR’s Board of Directors had discretion to determine the material terms and conditions of option awards under the NCR SIP, provided that (i) the exercise price must be no less than the fair market value of NCR common stock (as defined in the NCR SIP or otherwise determined by the NCR Compensation and Human Resource Committee) on the date of grant, (ii) the term must be no longer than ten years, and (iii) in no event shall the normal vesting schedule provide for vesting in less than one year.

The Teradata Corporation 2007 Stock Incentive Plan (the “Teradata SIP”) was adopted by Teradata’s Board of Directors on September 6, 2007, after having been approved by NCR International, Inc., as sole stockholder of Teradata, on August 14, 2007. The Teradata SIP, as amended, was adopted by stockholders at the Company’s 2009 Annual Meeting of Stockholders, on April 28, 2009. Stock options granted under the Teradata SIP also have terms of no longer than 10 years, and exercise prices not less than the fair market value of Teradata common stock on the date of grant. Grants generally have a four-year vesting period. A total of 20 million shares were authorized to be issued under the Teradata SIP. New shares of the Company’s common stock are issued as a result of the vesting of restricted stock and restricted stock units as well as stock option exercises.

For the years ended December 31, 2009, 2008 and 2007, the weighted-average fair value of options granted for Teradata awards was $10.22, $5.08 and $12.99, respectively. For the year ended December 31, 2007, the weighted-average fair value of NCR options granted was $17.03. The fair value of each option award on the grant date was estimated using the Black-Scholes option-pricing model with the following assumptions:

	Teradata			NCR
	2009	2008	2007	2007
Dividend yield	—	—	—	—
Risk-free interest rate	2.36%	1.90%	4.30%	4.52%
Expected volatility	31.2%	33.3%	39.7%	32.5%
Expected term (years)	6.3	6.3	6.3	5.0

Prior to the Separation, expected volatility incorporated a blend of both historical volatility of NCR’s stock over a period equal to the expected term of the options and implied volatility from traded options on NCR’s stock, as NCR management believed this was more representative of prospective trends. NCR used historical data to estimate option exercise and employee termination within the valuation model. Subsequent to the Separation, the expected volatility assumption was based on peer group volatility, and the expected term assumption is determined using the simplified method under GAAP, which is based on the vesting period and contractual term for each vesting tranche of awards. The mid-point between the vesting date and the expiration date is used as the expected term under this method. The risk-free interest rate for periods within the contractual life of the option is based on the five-year U.S. Treasury yield curve in effect at the time of grant.

The following table summarizes the Company’s stock option activity for the year ended December 31, 2009:

Shares in thousands	Shares Under Option	Weighted- Average Exercise Price per Share	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in millions)
Outstanding at January 1, 2009	9,591	$15.46	7.1	$18
Granted	1,402	$28.68
Exercised	(1,534)	$12.16
Canceled	(59)	$14.07
Forfeited	(61)	$17.11

Outstanding at December 31, 2009	9,339	$17.98	7.3	$126
Fully vested and expected to vest at December 31, 2009	9,271	$17.97	7.3	$125
Exercisable at December 31, 2009	4,355	$15.93	5.4	$68

The total intrinsic value of options exercised was $22 million in 2009, $4 million in 2008 and $9 million in 2007. Cash received by the Company from option exercises under all share-based payment arrangements was $19 million in 2009, $4 million in 2008 and $1 million in 2007 (following the Separation). The tax benefit realized from these exercises was $6 million in 2009, $1 million in 2008 and $1 million in 2007. As of December 31, 2009, there was $32 million of total unrecognized compensation cost related to unvested stock option grants. That cost is expected to be recognized over a weighted-average period of 1.8 years.

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

The Teradata SIP provides for the issuance of restricted stock, as well as restricted stock units. Grants under the Teradata SIP consist of both service-based and performance-based awards. Service-based awards typically vest over a three- to four-year period beginning on the effective date of grant. These grants are not subject to future performance measures. The cost of these awards, determined to be the fair market value at the date of grant, is expensed ratably over the vesting period. For substantially all restricted stock grants, at the date of grant, the recipient has all rights of a stockholder, subject to certain restrictions on transferability and a risk of forfeiture. A recipient of restricted stock units does not have the rights of a stockholder and is subject to restrictions on transferability and risk of forfeiture. For both restricted stock grants and restricted stock units, any potential dividend rights would be subject to the same vesting requirements as the underlying equity award. As a result, such rights are considered a contingent transfer of value and consequently these equity awards are not considered participating securities. Performance-based grants are subject to future performance measurements over a one- to three-year period. All performance-based shares will become vested at the end of the performance and/or service period provided the employee is continuously employed by the Company and applicable performance measures are met. The fair value of each performance-based award is determined on the grant date, based on the Company’s stock price, and assumes that performance targets will be achieved. Over the performance period, the number of shares of stock that will be issued is adjusted upward or downward based upon management’s assessment of the probability of achievement of performance targets. The ultimate number of shares issued and the related compensation cost recognized as expense will be based on a comparison of the final achievement of performance metrics to the specified targets.

The following table reports restricted stock and restricted stock unit activity during the year ended December 31, 2009:

Shares in thousands	Number of Shares	Weighted- Average Grant Date Fair Value per Share
Unvested shares at January 1, 2009	1,153	$24.11
Granted	346	$27.24
Vested and distributed	(133)	$22.57
Forfeited/canceled	(36)	$21.95

Unvested shares at December 31, 2009	1,330	$25.24

The total intrinsic value of shares vested and distributed was $3 million in 2009, $12 million in 2008 and $7 million in 2007. As of December 31, 2009, there was $14 million of unrecognized compensation cost related to unvested restricted stock grants. The unrecognized compensation cost is expected to be recognized over a remaining weighted-average period of 1.4 years.

The following table represents the composition of Teradata restricted stock grants in 2009:

Shares in thousands	Number of Shares	Weighted- Average Grant Date Fair Value
Service-based shares	346	$27.24
Performance-based shares	—	$—

Total stock grants	346	$27.24

Other Share-based Plans

The Company’s employee stock purchase program (“ESPP”) became effective on October 1, 2007. The plan provides eligible employees of Teradata and its designated subsidiaries an opportunity to purchase the Company’s common stock at a discount to the average of the highest and lowest sale prices on the last trading day of each month. The ESPP discount is 5% of the average market price. As a result, this plan is considered non-compensatory under GAAP. Employees may authorize payroll deductions of up to 10% of eligible compensation for common stock purchases. A total of 4 million shares were authorized to be issued under the ESPP, with approximately 3.4 million shares remaining under that authorization at December 31, 2009. The shares of Teradata Common Stock purchased by a participant on an exercise date (the last day of each month) shall, for all purposes, be deemed to have been issued and sold at the close of business on such exercise date. Prior to that time, none of the rights or privileges of a stockholder shall exist with respect to such shares. Employees purchased approximately 0.3 million shares in 2009 and 0.3 million shares in 2008, for approximately $6 million and $5 million, respectively. No purchases were made under the ESPP in 2007, as the first enrollment period began after December 31, 2007.

Note 7. Employee Benefit Plans

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

In conjunction with the Separation, certain of NCR’s pension and postemployment benefit obligations and plan assets relating to the Teradata business were assumed by/transferred to the Company. The only defined benefit pension obligations transferred to Teradata relate to certain of its international employees. For those international pension plans for which the Company holds asset balances, those assets are primarily invested in common/collective trust funds (which include publicly traded common stocks, corporate and government debt securities, real estate indirect investments, cash or cash equivalents) and insurance contracts.

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

Pension and postemployment benefit costs for the years ended December 31 were as follows:

	2009		2008		2007
In millions	Pension	Postemployment	Pension	Postemployment	Pension	Postemployment
Service cost	$7	$4	$7	$5	$2	$1
Interest cost	3	2	4	3	1	1
Expected return on plan assets	(2)	—	(3)	—	(1)	—
Settlement charge	1	—	1	—	—	—
Employee contributions	(1)	—	(1)	—	—	—
Amortization of actuarial loss	1	—	—	3	1	1
Pre-Separation allocation from NCR	—	—	—	—	6	12

Total costs	$9	$6	$8	$11	$9	$15

The underfunded amount of pension and postemployment obligations is recorded as a liability in the Company’s consolidated balance sheet. The following tables present the changes in benefit obligations, plan assets, funded status and the reconciliation of the funded status to amounts recognized in the consolidated balance sheets and in accumulated other comprehensive income at December 31:

	Pension		Postemployment
In millions	2009	2008	2009	2008
Change in benefit obligation
Benefit obligation at January 1	$89	$97	$36	$53
Service cost	6	5	4	5
Interest cost	3	4	2	3
Plan participant contributions	1	1	—	—
Amendments	—	(3)	—	1
Actuarial (gain) loss	(2)	(5)	2	(23)
Other	—	(8)	—	—
Benefits paid	(6)	(5)	(6)	(4)
Currency translation adjustments	5	3	—	1

Benefit obligation at December 31	96	89	38	36

Change in plan assets
Fair value of plan assets at January 1	36	56	—	—
Actual return on plan assets	(1)	(18)	—	—
Company contributions	10	8	—	—
Benefits paid	(6)	(5)	—	—
Currency translation adjustments	5	—	—	—
Other	—	(6)	—	—
Plan participant contribution	1	1	—	—

Fair value of plan assets at December 31	45	36	—	—

Funded status (underfunded)	$(51)	$(53)	$(38)	$(36)

Amounts Recognized in the Balance Sheet
Current liabilities	$—	$—	$(6)	$(6)
Noncurrent liabilities	(51)	(53)	(32)	(30)

Net amounts recognized	$(51)	$(53)	$(38)	$(36)

Amounts Recognized in Accumulated Other Comprehensive Income
Net actuarial loss	$27	$25	$5	$3
Prior service credit	(3)	(3)	—	—

Total	$24	$22	$5	$3

The accumulated pension benefit obligation was $90 million at December 31, 2009 and $82 million at December 31, 2008. For pension plans with accumulated benefit obligations in excess of plan assets, the projected benefit obligation, accumulated benefit obligation and fair value of assets were $67 million, $61 million and $17 million, respectively, at December 31, 2009, and $85 million, $79 million and $32 million, respectively, at December 31, 2008.

The following table presents the pre-tax net changes in projected benefit obligations recognized in other comprehensive income during 2009:

	Pension		Postemployment
In millions	2009	2008	2009	2008
Actuarial loss/(gain) arising during the year	$2	$12	$2	$(22)
Amortization of loss included in net periodic benefit cost	(1)	—	—	(3)
Prior service (credit)/cost arising during the year	—	(4)	—	1
Recognition of loss due to settlement	(1)	(1)	—	—
Foreign currency exchange	2	—	—	—

Total recognized in other comprehensive expense (income)	$2	$7	$2	$(24)

The following table presents the amounts in accumulated other comprehensive income expected to be recognized as components of net periodic benefit cost during 2010:

In millions	Pension	Postemployment
Net loss	$1	$—

Total recognized in other comprehensive loss/(income)	$1	$—

The weighted-average rates and assumptions used to determine benefit obligations at December 31, 2009 and 2008, and net periodic benefit cost for the year ended December 31, 2009 and 2008, were as follows:

	Pension Benefit Obligations		Pension Benefit Cost
	2009	2008	2009	2008
Discount rate	4.2%	4.2%	4.2%	4.7%
Rate of compensation increase	3.3%	3.2%	3.2%	3.3%
Expected return on plan assets	N/A	N/A	5.2%	6.2%

	Postemployment Benefit Obligations		Postemployment Benefit Cost
	2009	2008	2009	2008
Discount rate	4.8%	4.8%	4.8%	5.0%
Rate of compensation increase	3.7%	3.7%	3.7%	3.8%
Involuntary turnover rate	2.0%	2.0%	2.0%	3.0%

The Company determines the expected return on assets based on individual plan asset allocations, historical capital market returns, and long run interest rate assumptions, with input from its actuaries, investment managers, and independent investment advisors. The company emphasizes long term expectations in its evaluation of return factors, discounting or ignoring short term market fluctuations. Expected asset returns are reviewed annually, but generally modified only when asset allocation strategies change or long term economic trends are identified.

The discount rate used to determine year-end 2009 U.S. benefit obligations was derived by matching the plans’ expected future cash flows to the corresponding yields from the Citigroup Pension Discount Curve. This yield curve has been constructed to represent the available yields on high-quality fixed-income investments across a broad range of future maturities. International discount rates were determined by examining interest rate levels and trends within each country, particularly yields on high-quality long-term corporate bonds, relative to our future expected cash flows.

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

Plan Assets. The weighted-average asset allocations at December 31, 2009 and 2008, by asset category are as follows:

	Actual Asset Allocation As of December 31		2009 Target Asset Allocation
	2009	2008
Equity securities	42%	50%	41%
Debt securities	34%	13%	37%
Insurance contracts	13%	18%	13%
Real estate	4%	2%	3%
Other	7%	17%	6%

Total	100%	100%	100%

Fair Value. GAAP has established a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. These tiers include: Level 1, defined as observable inputs such as quoted prices in active markets for identical assets or liabilities; Level 2, defined as significant other observable inputs, such as quoted prices in active markets for similar assets or liabilities, or quoted prices in less-active markets for identical assets; and Level 3, defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions. Financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

The following is a description of the valuation methodologies used for pension assets as of December 31, 2009.

Common/collective trust funds (which include money market funds, equity funds, bond funds, real-estate indirect investment, etc): Valued at the net asset value (“NAV”) of shares held by the Plan at year end, as reported to the Plan by the trustee, which represents the fair value of shares held by the Plan. Because the NAV of the shares held in the common/collective trust funds are derived by the value of the underlying investments, which are detailed in the table below, the Company has classified these underlying investments as Level 2 fair value measurements.

Insurance contracts: Valued by discounting the related future benefit payments using a current year-end market discount rate, which represents the fair value of the insurance contract.

The following table sets forth by level, within the fair value hierarchy, the pension plan assets at fair value as of December 31, 2009:

		Fair Value Measurements at Reporting Date Using
	December 31, 2009	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash/cash equivalents/money market funds	$2	$—	$2	$—
Equity funds	19	—	19	—
Bond/fixed-income funds	15	—	15	—
Real-estate indirect investment	2	—	2	—
Commodities/Other	1	—	1	—
Insurance contracts	6	—	—	6

Total Assets at fair value	$45	$—	$39	$6

The table below sets forth a summary of changes in the fair value of the pension plan level 3 assets for the year ended December 31, 2009:

Insurance Contracts
Balance as of January 1, 2009	$6
Actual return on plan assets	—
Purchases, sales and settlements, net	—

Balance as of December 31, 2009	$6

Investment Strategy. Teradata employs a number of investment strategies across its various international pension plans. In some countries, particularly where Teradata does not have a large employee base, the Company may use insurance (annuity) contracts to satisfy its future pension payment obligations, whereby the Company makes pension plan contributions to an insurance company in exchange for which the pension plan benefits will be paid when the members reach a specified retirement age or on earlier exit of members from the plan. In other countries, the Company may employ local asset managers to manage investment portfolios according to the investment policies and guidelines established by the Company, and with consideration to individual plan liability structure and local market environment and risk tolerances. The Company’s investment policies and guidelines primarily emphasize diversification across and within asset classes to maximize long-term returns subject to prudent levels of risk, with the overall objective of enabling the plans to meet their future obligations. The investment portfolios contain a diversified blend of equity and fixed-income investments. Furthermore, equity investments are diversified across domestic and international stocks, small and large capitalization stocks, and growth and value stocks. Fixed-income assets are diversified across government and corporate bonds. Where applicable, real estate investments are made through real estate securities, partnership interests or direct investment, and are diversified by property type and location.

Cash Flows Related to Employee Benefit Plans

Cash Contributions. The Company plans to contribute approximately $10 million to the international pension plans in 2010 and $6 million to postemployment benefit obligations.

Estimated Future Benefit Payments. The Company expects to make the following benefit payments reflecting past and future service from its pension and postemployment plans:

In millions	Pension Benefits	Postemployment Benefits
Year
2010	$7	$6
2011	$7	$6
2012	$8	$6
2013	$8	$6
2014	$8	$6
2015-2019	$43	$25

Savings Plans. U.S. employees and many international employees participate in defined contribution savings plans. These plans generally provide either a specified percent of pay or a matching contribution on participating employees’ voluntary elections. The Company’s matching contributions typically are subject to a maximum percentage or level of compensation. Employee contributions can be made pre-tax, after-tax or a combination thereof. The expense for the U.S. savings plan was approximately $15 million in 2009, $15 million in 2008 and $11 million in 2007. The expense for international subsidiary savings plans was $10 million in 2009, $10 million in 2008 and $6 million in 2007. Certain of these amounts represent contributions made by NCR to the defined contribution savings plans for the period prior to the Separation.

Note 8. Derivative Instruments and Hedging Activities

As a portion of the Company’s operations and revenue occur outside the United States, and in currencies other than the U.S. dollar, the Company may be exposed to potential losses from changes in foreign currency exchange rates. In an attempt to mitigate the impact of currency fluctuations, the Company uses foreign exchange forward contracts to hedge transactional exposures resulting predominantly from foreign currency denominated inter-company inventory purchases. The forward contracts are designated as fair value hedges of specified foreign currency denominated inter-company payables and generally mature in three months or less. The Company does not hold or issue financial instruments for trading purposes nor does it hold or issue leveraged derivative instruments. By using derivative financial instruments to hedge exposures to changes in exchange rates, the Company exposes itself to credit risk. The company attempts to manage exposure to counterparty credit risk by entering into derivative financial instruments with highly rated institutions that can be expected to fully perform under the terms of the agreement.

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

The contract notional amount of the Company’s foreign exchange forward contracts was $67 million ($45 million on a net basis) at December 31, 2009, and $77 million ($46 million on a net basis) at December 31, 2008. The fair value derivative assets and liabilities recorded in other current assets and accrued liabilities at December 31, 2009 and 2008, were not material.

The aggregate net foreign currency transaction gains and losses in 2009, 2008 and 2007 were not material to the results of operations. The aggregate foreign currency transaction amounts include the gains/losses on the Company’s foreign currency fair value hedges for all periods presented.

Note 9. Commitments and Contingencies

In the normal course of business, the Company is subject to proceedings, lawsuits, claims and other matters, including those that relate to the environment, health and safety, employee benefits, export compliance, intellectual property, tax matters, and other regulatory compliance and general matters, including those described below.

The Company is subject to governmental investigations and requests for information from time to time. As previously reported prior to Teradata’s Separation from NCR, the United States Department of Justice is conducting an investigation regarding the propriety of the Company’s arrangements or understandings with others in connection with certain federal contracts and the adequacy of certain disclosures related to such contracts. The investigation arises in connection with civil litigation in federal district court filed under the qui tam provisions of the civil False Claims Act against a number of IT companies, including the Company. The complaints against the Company remain under seal. The Company continues to conduct its analysis of such claims focusing on the propriety of certain transactions under federal programs under which Teradata was a contractor. During 2008 the Company shared evidence with the Justice Department of questionable conduct that the Company uncovered and is continuing to cooperate with the Justice Department in its investigation.

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

Guarantees and Product Warranties.

Guarantees associated with the Company’s business activities are reviewed for appropriateness and impact to the Company’s financial statements. Periodically, the Company’s customers enter into various leasing arrangements coordinated with a leasing company. In some instances, the Company guarantees the leasing company a minimum value at the end of the lease term on the leased equipment. As of December 31, 2009, the maximum future payment obligation of this guaranteed value and the associated liability balance was $5 million.

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

The following table identifies the activity relating to the warranty reserve for the years ended December 31:

In millions	2009	2008	2007
Warranty reserve liability
Beginning balance at January 1	$6	$6	$8
Accruals for warranties issued	11	13	13
Settlements (in cash or kind)	(12)	(13)	(15)

Balance at end of period	$5	$6	$6

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

Leases. Teradata conducts certain of its sales and administrative operations using leased facilities, the initial lease terms of which vary in length. Many of the leases contain renewal options and escalation clauses that are not material to the overall lease portfolio. Future minimum operating lease payments and committed subleases, in millions, under non-cancelable leases as of December 31, 2009, for the following fiscal years were:

In millions	Total Amounts	2010	2011	2012	2013	2014
Operating lease obligations	$42	$15	$12	$9	$4	$2
Sublease rentals	(5)	(4)	(1)	—	—	—

Total committed operating leases less sublease rentals	$37	$11	$11	$9	$4	$2

The Company’s actual rental expense was $17 million, $18 million and $7 million for the years ended December 31, 2009, 2008 and 2007, respectively. The Company had no contingent rentals for these periods, but received sublease rental income of $5 million, $5 million and $4 million for the years ended December 31, 2009, 2008 and 2007, respectively.

Concentrations of Risk. The Company is potentially subject to concentrations of credit risk on accounts receivable and financial instruments such as hedging instruments, and cash and cash equivalents. Credit risk includes the risk of nonperformance by counterparties. The maximum potential loss may exceed the amount recognized on the balance sheet. Exposure to credit risk is managed through credit approvals, credit limits, selecting major international financial institutions (as counterparties to hedging transactions) and monitoring procedures. Teradata’s business often involves large transactions with customers, and if one or more of those customers were to default in its obligations under applicable contractual arrangements, the Company could be exposed to potentially significant losses. However, management believes that the reserves for potential losses were adequate at December 31, 2009 and 2008.

The Company is also potentially subject to concentrations of supplier risk. Our hardware components are assembled exclusively by Flextronics Corporation. Flextronics procures a wide variety of components used in the manufacturing process on our behalf. Although many of these components are available from multiple sources, Teradata utilizes preferred supplier relationships to better ensure more consistent quality, cost and delivery. Typically, these preferred suppliers maintain alternative processes and/or facilities to ensure continuity of supply. Given the Company’s strategy to outsource its manufacturing activities to Flextronics and to source certain components from single suppliers, a disruption in production at Flextronics or at a supplier could impact the timing of customer shipments.

10. Fair Value Measurements

The Company’s assets and liabilities measured at fair value on a recurring basis include money market funds and foreign currency exchange contracts. A portion of the Company’s excess cash reserves are held in money market funds which generate interest income based on the prevailing market rates. Money market funds are included in cash and cash equivalents in the Company’s balance sheet. Money market fund holdings are measured at fair value using quoted market prices and are classified within Level 1 of the valuation hierarchy. When deemed appropriate, the Company minimizes its exposure to changes in foreign currency exchange rates through the use of derivative financial instruments, specifically, forward foreign exchange contracts. The fair value of these contracts are measured at the end of each interim reporting period using observable inputs other than quoted prices. As such, these derivative instruments are classified within Level 2 of the valuation hierarchy. Fair value gains for open contracts are recognized as assets and fair value losses are recognized as liabilities. The foreign exchange currency contracts in effect at December 31, 2009 had no material fair value gains or losses. The foreign exchange currency contracts in effect at December 31, 2008 had a net fair value loss of approximately $1 million, and no net fair value gain. Any gains and losses would be mitigated by corresponding gains on the underlying exposures. The Company’s short-term investments consist of bank time deposits with original maturities between three months and one year. These assets are not measured at fair value on a recurring basis and as such are not included in the table below.

The Company’s assets measured at fair value on a recurring basis and subject to fair value disclosure requirements at December 31, 2009 were as follows:

	December 31, 2009	Fair Value Measurements at Reporting Date Using
In millions		Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Money market funds	$403	$403	$—	$—

Total Assets	$403	$403	$—	$—

The Company’s assets measured at fair value on a recurring basis and subject to fair value disclosure requirements at December 31, 2008 were as follows:

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

The following table presents regional segment revenue and segment gross margin for the Company for the years ended December 31:

In millions	2009	% of Revenue	2008	% of Revenue	2007	% of Revenue
Revenue
Americas(1)	$981	57%	$984	56%	$964	57%
EMEA	430	25%	451	26%	424	25%
APJ	298	18%	327	18%	314	18%

Total revenue	1,709	100%	1,762	100%	1,702	100%

Segment gross margin
Americas	570	58%	557	57%	554	57%
EMEA	230	53%	234	52%	205	48%
APJ	138	46%	158	48%	157	50%

Total gross margin	938	55%	949	54%	916	54%

Selling, general and administrative expenses	483	28%	508	29%	470	28%
Research and development expenses	117	7%	108	6%	126	7%

Total income from operations	$338	20%	$333	19%	$320	19%

(1)	The Americas region includes revenue from the United States of $871 million in 2009, $894 million in 2008 and $884 million in 2007.

The following table presents revenue by product and services revenue for the Company for the years ended December 31:

In millions	2009	2008	2007
Products (software and hardware)(1)	$772	$849	$884

Consulting services	497	485	451
Maintenance services	440	428	367

Total services	937	913	818

Total revenue	$1,709	$1,762	$1,702

(1)

Our data warehousing software and hardware products are often sold and delivered together in the form of a “node” of capacity as an integrated technology solution. Accordingly, it is impracticable to provide the breakdown of revenue from various types of software and hardware products.

The following table presents property and equipment by geographic area at December 31:

In millions	2009	2008
United States	$82	$75
Americas (excluding United States)	2	1
EMEA	3	4
APJ	8	8

Property and equipment, net	$95	$88

Concentrations. No single customer accounts for more than 10% of the Company’s revenue. As of December 31, 2009, the Company is not aware of any significant concentration of business transacted with a particular customer that could, if suddenly eliminated, have a material adverse effect on the Company’s operations. The Company also has no concentration of available sources of labor, services, licenses or other rights that could, if suddenly eliminated, have a material adverse effect on its operations.

Note 12 Quarterly Information (unaudited)

In millions, except per share amounts	First	Second	Third	Fourth
2009
Total revenues	$367	$421	$425	$496
Gross margin	$200	$233	$227	$278
Operating income	$60	$84	$88	$106
Net income	$45	$62	$63	$84
Net income per share:
Basic	$0.26	$0.36	$0.37	$0.49
Diluted	$0.26	$0.36	$0.36	$0.48

2008
Total revenues	$375	$455	$439	$493
Gross margin	$194	$249	$237	$269
Operating income	$53	$92	$86	$102
Net income	$42	$69	$60	$79
Net income per share:
Basic	$0.23	$0.38	$0.34	$0.45
Diluted	$0.23	$0.38	$0.33	$0.45

Item 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

Item 9A.	CONTROLS AND PROCEDURES

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

Based on their evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective to provide reasonable assurance as of December 31, 2009.

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

Management assessed the effectiveness of Teradata’s internal control over financial reporting as of the end of the period covered by this report. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control – Integrated Framework. Based on our assessment and those criteria, management concluded that Teradata’s internal control over financial reporting was effective as of December 31, 2009.

Teradata’s independent registered public accounting firm has issued their report on the effectiveness of Teradata’s internal control over financial reporting, which appears in this Annual Report.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the last fiscal quarter ended December 31, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	OTHER INFORMATION

None.

PART III

Item 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information required to be included in Part III Item 10 is set forth under the captions “Election of Directors” and “Additional Information Concerning the Board of Directors” in Teradata’s Notice of Annual Meeting of Stockholders and Proxy Statement to be filed with the SEC within 120 days after the end of our fiscal 2009 year (the “2010 Proxy Statement”) and is incorporated herein by reference.

The following table sets forth the information as of January 31, 2010 regarding the individuals who are serving as our executive officers.

Name	Age	Position(s)
Michael Koehler	57	President and Chief Executive Officer
Stephen Scheppmann	54	Executive Vice President and Chief Financial Officer
Saundra Davis	46	Vice President, Human Resources
Robert Fair	47	Executive Vice President, Global Field Operations
Daniel Harrington	46	Executive Vice President, Technology and Support Services
Bruce Langos	56	Chief Operations Officer
Darryl McDonald	51	Chief Marketing Officer
Laura Nyquist	56	General Counsel and Secretary

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

Robert Fair. Robert Fair is Executive Vice President, Global Field Operations of Teradata. Mr. Fair served as Vice President, Global Marketing, Teradata Division of NCR from April 2003 to September 2007. From March 2000 to April 2003, he was Vice President, Americas Communications Industry, Teradata Division. Mr. Fair began his career at NCR in 1984 and held a number of positions of increasing responsibility in the areas of sales, consulting services and marketing.

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

Information required to be included in Part III Item 11 is set forth under the captions “Executive Compensation,” “Compensation and Human Resource Committee” and “Board Compensation and Human Resource Committee Report on Executive Compensation” in Teradata’s 2010 Proxy Statement and incorporated herein by reference.

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information required to be included in Part III Item 12 is set forth under the captions “Stock Ownership” in Teradata’s 2010 Proxy Statement and “Equity Compensation Plan Information” in Item 5 of Part II of this Annual Report and incorporated herein by reference.

Item 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information required to be included in Part III Item 13 is set forth under the captions “Related Person Transactions” and “Corporate Governance” in Teradata’s 2010 Proxy Statement and incorporated herein by reference.

Item 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

Information required to be included in Part III Item 14 is set forth under the caption “Fees Paid to Independent Registered Public Accounting Firm” in Teradata’s 2010 Proxy Statement and incorporated herein by reference.

PART IV

Item 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a) Index

1. Financial Statements: The consolidated financial statements of the Company and the Report of Independent Registered Public Accounting Firm as set forth in Part II, Item 8 of this Annual Report:

2. Financial Statement Schedule: Financial Statement Schedule II – Valuation and Qualifying Accounts is included in this Annual Report on page 74. All other schedules are not required under the related instructions or are not applicable.

3. Exhibits: See Index of Exhibits below for a listing of all exhibits to this Annual Report.

(b) Exhibits identified in parentheses below, on file with the SEC, are incorporated herein by reference as exhibits hereto.

Reference Number per Item 601 of Regulation S-K	Description
2.1	Form of Separation and Distribution Agreement between Teradata Corporation and NCR Corporation (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K dated September 11, 2007).

3.1	Amended and Restated Certificate of Incorporation of Teradata Corporation as amended and restated on September 24, 2007 (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K dated September 25, 2007).

3.2	Second Amended and Restated Bylaws of Teradata Corporation, as amended and restated on December 2, 2008 (incorporated by reference to Exhibit 3.2 to the Current Report on Form 8-K dated December 8, 2008).

4.1	Common Stock Certificate of Teradata Corporation (incorporated by reference to Exhibit 4.1 to the Quarterly Report on Form 10-Q dated November 13, 2007).

10.1	Form of Tax Sharing Agreement between Teradata Corporation and NCR Corporation (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by NCR Corporation on September 25, 2007).

10.2	Form of Interim Services and Systems Replication Agreement between Teradata Corporation and NCR Corporation (incorporated by reference to Exhibit 10.2 to the Registration Statement on Form 10 dated August 21, 2007 (the “Registration Statement on Form 10”)).

10.3	Form of Employee Benefits Agreement between Teradata Corporation and NCR Corporation (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed by NCR Corporation on September 25, 2007).

10.4	Form of Exclusive Patent Agreement (incorporated by reference to Exhibit 10.4 to the Registration Statement on Form 10).

10.5	Form of Patent License Agreement (incorporated by reference to Exhibit 10.5 to the Registration Statement on Form 10).

10.6	Form of Technology Agreement (incorporated by reference to Exhibit 10.6 to the Registration Statement on Form 10).

10.7*	Teradata Corporation Employee Stock Purchase Plan (incorporated by reference to Exhibit 4.1 to the Registration Statement on Form S-8 dated September 28, 2007).

10.7.1*	First Amendment to Teradata Corporation Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.7 to the Quarterly Report on Form 10-Q dated August 14, 2008).

10.8*	Teradata Corporation Management Incentive Plan (incorporated by reference to Exhibit 10.9 to the Registration Statement on Form 10).

10.9*	Amended and Restated Teradata Change in Control Severance Plan, dated October 7, 2008 (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K dated October 13, 2008).

10.10*	Amended and Restated Teradata Corporation 2007 Stock Incentive Plan, dated February 3, 2009 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K dated February 9, 2009).

10.11*	Form of Stock Option Agreement under the Teradata Corporation 2007 Stock Incentive Plan for awards granted in 2007 (incorporated by reference to Exhibit 10.11 to the Registration Statement on Form 10).

10.11.1*	Form of 2008 Stock Option Agreement under the Teradata Corporation 2007 Stock Incentive Plan (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K dated November 30, 2007).

10.11.2*	Form of 2007 Restricted Stock Unit Agreement under the Teradata Corporation 2007 Stock Incentive Plan (incorporated by reference to Exhibit 10.11.2 to the to the Annual Report on Form 10-K dated March 3, 2008).

10.11.3*	Form of 2008 Restricted Stock Unit Agreement under the Teradata Corporation 2007 Stock Incentive Plan (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K dated November 30, 2007).

10.11.4*	Form of 2007 Performance Based Restricted Stock Unit Agreement under the Teradata 2007 Stock Incentive Plan (incorporated by reference to Exhibit 10.11.4 to the Annual Report on Form 10-K dated March 3, 2008).

10.11.5*	Form of Performance-Based Restricted Stock Agreement under the Teradata 2007 Stock Incentive Plan (incorporated by reference to Exhibit 10.15 to the Teradata Corporation Registration Statement filed on Amendment No. 2 to Form 10 dated August 21, 2007).

10.11.6*	Form of 2008 Performance-Based Restricted Stock Unit Agreement under the Teradata Corporation 2007 Stock Incentive Plan (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K dated November 30, 2007).

10.11.7*	Amendment to form of Restricted Stock Unit and Performance-Based Restricted Stock Unit Agreements under the Amended and Restated Teradata Corporation 2007 Stock Incentive Plan (incorporated by reference to Exhibit 10.5 to the Current Report on Form 8-K dated October 13, 2008).

10.11.8*	Form of Stock Option Agreement Under the Teradata Corporation 2007 Stock Incentive Plan (Non-Statutory Stock Option), approved on December 2, 2008 (incorporated by reference to Exhibit 10.11.8 to the Annual Report on Form 10-K dated March 2, 2009).

10.11.9*	Form of Restricted Stock Unit Agreement Under the Teradata Corporation 2007 Stock Incentive Plan, approved on December 2, 2008 (incorporated by reference to Exhibit 10.11.9 to the Annual Report on Form 10-K dated March 2, 2009).

10.11.10*	Form of 2007 Director Option Grant Statement (Non-Statutory Stock Option) (incorporated by reference to Exhibit 10.11.6 to the Annual Report on Form 10-K dated March 3, 2008).

10.11.11*	Form of 2007 Director Restricted Stock Unit Grant Statement (incorporated by reference to Exhibit 10.11.7 to the Annual Report on Form 10-K dated March 3, 2008).

10.11.12*	Teradata Corporation Director Compensation Program, effective as of October 1, 2007, as amended and restated as of April 28, 2008 (incorporated by reference to Exhibit 10.4 to the Quarterly Report on Form 10-Q dated May 15, 2008).

10.11.13*	Form of 2008 Director Option Grant Statement (Non-Statutory Stock Option) under the Teradata Corporation 2007 Stock Incentive Plan (incorporated by reference to Exhibit 10.5 to the Quarterly Report on Form 10-Q dated May 15, 2008).

10.11.14*	Form of 2008 Director Restricted Stock Unit Grant Statement under the Teradata Corporation 2007 Stock Incentive Plan (incorporated by reference to Exhibit 10.6 to the Quarterly Report on Form 10-Q dated May 15, 2008).

10.12	Form of Master Agreement between Teradata Corporation and NCR Corporation for enterprise data warehousing sales and support (incorporated by reference to Exhibit 10.16 to the Registration Statement on Form 10, as amended, dated August 21, 2008, (the “Registration Statement on Form 10”)).

10.13	Form of Network Support Agreement between Teradata Corporation and NCR Corporation (incorporated by reference to Exhibit 10.17 to the Registration Statement on Form 10).

10.14	Form of Service Provider Agreement between Teradata Corporation and NCR Corporation (incorporated by reference to Exhibit 10.18 to the Registration Statement on Form 10).

10.15	Form of Master Reseller Agreement between Teradata Corporation and NCR Corporation for Middle East and Africa (incorporated by reference to Exhibit 10.19 to the Registration Statement on Form 10).

10.16*	Offer Letter to Michael Koehler (incorporated by reference to Exhibit 10.20 to the Registration Statement on Form 10).

10.16.1*	Amendment to the Offer Letter from Teradata Corporation to Michael Koehler, dated October 7, 2008 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K dated October 13, 2008).

10.17	Purchase and Manufacturing Services Agreement, effective April 27, 1998, by and between NCR Corporation and Solectron Corporation (filed as Exhibit 10.1 to NCR Corporation’s Form 10-Q (SEC File No. 001-00395) for the fiscal quarter ended June 30, 1998 and incorporated herein by reference).

10.17.1	Amendment No. 1 to Purchase and Manufacturing Services Agreement, dated January 29, 2000, between NCR Corporation and Solectron Corporation (incorporated by reference to Exhibit 10.19 to the Registration Statement on Form 10).

10.18*	Offer Letter to Stephen Scheppmann (incorporated by reference to Exhibit 10.23 to the Registration Statement on Form 10).

10.18.1*	Amendment to the Offer Letter from Teradata Corporation to Stephen Scheppmann, dated October 7, 2008 (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K dated October 13, 2008).

10.19	Credit Agreement, dated as of October 1, 2007 between Teradata Corporation, Bank of America, N.A., as Administrative Agent, and the lenders party thereto from time to time (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K dated October 3, 2007).

10.20*	Offer Letter from Teradata Corporation to Robert Fair dated September 20, 2007 (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K dated February 9, 2009).

10.20.1*	Amendment to the Offer Letter from Teradata Corporation to Robert Fair effective December 31, 2008 (incorporated by reference to Exhibit 10.5 to the Current Report on Form 8-K dated February 9, 2009).

10.21*	Offer Letter from Teradata Corporation to Daniel Harrington dated September 20, 2007 (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K dated February 9, 2009).

10.21.1*	Amendment to the Offer Letter from Teradata Corporation to Daniel Harrington effective December 31, 2008 (incorporated by reference to Exhibit 10.6 to the Current Report on Form 8-K dated February 9, 2009).

10.22*	Offer Letter from Teradata Corporation to Bruce Langos dated September 20, 2007 (incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K dated February 9, 2009).

10.22.1*	Amendment to the Offer Letter from Teradata Corporation to Bruce Langos effective December 31, 2008 (incorporated by reference to Exhibit 10.7 to the Current Report on Form 8-K dated February 9, 2009).

14	Teradata Corporation’s Values and Code of Conduct.

21	Subsidiaries of Teradata Corporation.

23.1	Consent of Independent Registered Public Accounting Firm.

31.1	Certification pursuant to Rule 13a-14(a) dated February 26, 2010.

31.2	Certification pursuant to Rule 13a-14(a) dated February 26, 2010.

32	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 dated February 26, 2010.

*	Management contracts or compensatory plans, contracts or arrangements.

TERADATA CORPORATION

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

(In millions)

Column A	Column B	Column C		Column D	Column E
Description	Balance at Beginning of Period	Additions Charged to Costs & Expenses	Charged to Other Accounts	Deductions	Balance at End of Period
Allowance for doubtful accounts
Year ended December 31, 2009	$11	$1	$—	$3	$9
Year ended December 31, 2008	$5	$6	$—	$—	$11
Year ended December 31, 2007	$5	$1	$—	$1	$5

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TERADATA CORPORATION

Date: February 26, 2010	By:	/s/ Stephen M. Scheppmann
Stephen M. Scheppmann Executive Vice President and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Signature	Title

/s/ Michael F. Koehler	Director, President and Chief Executive Officer
Michael F. Koehler

/s/ Stephen M. Scheppmann Stephen M. Scheppmann	Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

/s/ James M. Ringler	Chairman of the Board of Directors
James M. Ringler

/s/ Edward P. Boykin	Director
Edward P. Boykin

/s/ Nancy E. Cooper	Director
Nancy E. Cooper

/s/ Cary T. Fu	Director
Cary T. Fu

/s/ David E. Kepler	Director
David E. Kepler

/s/ Victor L. Lund	Director
Victor L. Lund

/s/ William S. Stavropoulos	Director
William S. Stavropoulos

Date: February 26, 2010