Form 10-Q
period 2010-03-31
TERADATA CORP /DE/
filed 2010-05-06
CIK 816761

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

At April 30, 2010, the registrant had approximately 166.9 million shares of common stock outstanding.

Part 1—FINANCIAL INFORMATION

Item 1.	Financial Statements.

Teradata Corporation

Condensed Consolidated Statements of Income (Unaudited)

	March 31,
In millions, except per share amounts	2010	2009
Revenue
Product revenue	$200	$157
Service revenue	229	210

Total revenue	429	367

Costs and operating expenses
Cost of products	72	54
Cost of services	121	113
Selling, general and administrative expenses	118	110
Research and development expenses	32	30

Total costs and operating expenses	343	307

Income from operations	86	60
Other income, net	—	—

Income before income taxes	86	60

Income tax expense	19	15

Net income	$67	$45

Net income per common share
Basic	$0.40	$0.26
Diluted	$0.39	$0.26

Weighted average common shares outstanding
Basic	167.8	173.3
Diluted	170.5	174.3

See Notes to Condensed Consolidated Financial Statements (Unaudited).

Teradata Corporation

Condensed Consolidated Balance Sheets (Unaudited)

In millions, except per share amounts	March 31, 2010	December 31, 2009
Assets
Current Assets
Cash and cash equivalents	$712	$661
Accounts receivable, net	334	387
Inventories	56	47
Other current assets	58	57

Total current assets	1,160	1,152
Property and equipment, net	96	95
Capitalized software, net	109	102
Goodwill	109	109
Deferred income taxes	75	84
Other assets	27	27

Total assets	$1,576	$1,569

Liabilities and stockholders’ equity
Current liabilities
Accounts payable	$81	$102
Payroll and benefits liabilities	77	109
Deferred revenue	326	256
Other current liabilities	59	76

Total current liabilities	543	543
Pension and other postemployment plan liabilities	81	83
Other liabilities	35	33

Total liabilities	659	659

Commitments and contingencies (Note 6)

Stockholders’ equity
Preferred stock: par value $0.01 per share, 100.0 shares authorized, no shares issued and outstanding at March 31, 2010 and December 31, 2009	—	—
Common stock: par value $0.01 per share, 500.0 shares authorized, 183.1 and 182.6 shares issued at March 31, 2010 and December 31, 2009, respectively	2	2
Paid-in capital	632	622
Treasury stock: 16.3 and 13.9 shares at March 31, 2010 and December 31, 2009, respectively	(382)	(311)
Retained earnings	650	583
Accumulated other comprehensive income	15	14

Total stockholders’ equity	917	910

Total liabilities and stockholders’ equity	$1,576	$1,569

See Notes to Condensed Consolidated Financial Statements (Unaudited).

Teradata Corporation

Condensed Consolidated Statements of Cash Flows (Unaudited)

	Three Months Ended March 31,
In millions	2010	2009
Operating activities
Net income	$67	$45
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	14	14
Stock-based compensation expense	5	5
Excess tax benefit from stock-based compensation	(1)	—
Deferred income taxes	9	8
Changes in assets and liabilities:
Receivables	52	88
Inventories	(10)	(7)
Current payables and accrued expenses	(67)	(48)
Deferred revenue	72	66
Other assets and liabilities	(3)	(6)

Net cash provided by operating activities	138	165

Investing activities
Purchases of short-term investments	—	(25)
Expenditures for property and equipment	(6)	(9)
Additions to capitalized software	(15)	(11)
Other investing activities, net	—	4

Net cash used in investing activities	(21)	(41)

Financing activities
Repurchases of common stock	(71)	(20)
Excess tax benefit from stock-based compensation	1	—
Other financing activities, net	5	3

Net cash used in financing activities	(65)	(17)

Effect of exchange rate changes on cash and cash equivalents	(1)	(3)

Increase in cash and cash equivalents	51	104
Cash and cash equivalents at beginning of period	661	402

Cash and cash equivalents at end of period	$712	$506

See Notes to Condensed Consolidated Financial Statements (Unaudited).

Notes to Condensed Consolidated Financial Statements (Unaudited)

1. Basis of Presentation

These statements have been prepared pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”) and, in accordance with those rules and regulations, do not include all information and footnote disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). In the opinion of management, the condensed consolidated financial statements reflect all adjustments, consisting only of normal recurring adjustments, necessary to fairly state the results of operations, financial position and cash flows of Teradata Corporation (“Teradata” or the “Company”) for the interim periods presented herein. The year-end 2009 condensed consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by GAAP. The preparation of condensed consolidated financial statements in conformity with GAAP requires management to make use of estimates and assumptions that affect the reported amounts and disclosures. Actual results may vary from these estimates.

These condensed consolidated interim financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in Teradata’s most recent Annual Report on Form 10-K for the fiscal year ended December 31, 2009 (the “2009 Annual Report”). The results of operations for any interim period are not necessarily indicative of the results of operations to be expected for the full year.

2. New Accounting Pronouncements

Multiple-Deliverable Revenue Arrangements. In October 2009, the Financial Accounting Standards Board (“FASB”) issued new guidance regarding the accounting for revenue arrangements with multiple deliverables. This new guidance provides principles for allocation of consideration among its multiple-elements, allowing more alternatives in identifying and accounting for separate deliverables under an arrangement. The guidance will eliminate the residual method of allocation and introduces the best estimate selling price (“BESP”) method for valuing the elements of a bundled arrangement if vendor specific objective evidence (“VSOE”) or third-party evidence of selling price is not available, and significantly expands related disclosure requirements. This guidance is effective on a prospective basis for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. Alternatively, adoption may be on a retrospective basis, and early application is permitted. The Company expects to adopt this guidance, on a prospective basis, for applicable transactions originating or materially modified after January 1, 2011. The Company is currently evaluating the impact of adopting this standard.

Certain Revenue Arrangements That Include Software Elements. In October 2009, the FASB issued new guidance for revenue arrangements that include software elements. This new guidance changes the accounting model for revenue arrangements that include both tangible products and software elements. Tangible products containing software and nonsoftware elements that function together to deliver the tangible product’s essential functionality will no longer be within the scope of software revenue guidance. The new guidance is effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010, and early application is permitted. The Company expects to adopt this guidance, on a prospective basis, for applicable transactions originating or materially modified after January 1, 2011. The Company is currently evaluating the impact of adopting this standard.

Fair Value Measurements. In January 2010, the FASB issued an update to provide new disclosures, and clarifications of existing disclosures related to fair value measurements. The new disclosures will require reporting entities to disclose separately the amounts of significant transfers in and out of Level 1 and Level 2 fair value measurements and describe the reasons for the transfers. Additionally, in the Level 3 reconciliations, a reporting entity should present separately information about purchases, sales, issuances, and settlements. The update also clarifies that a reporting entity needs to use judgment in determining the appropriate classes of assets and liabilities, and should provide disclosures about the valuation techniques and inputs used to measure fair value for both recurring and nonrecurring fair value measurements in Level 2 and Level 3. The new disclosures and clarifications of existing disclosures are effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances, and settlements in the rollforward of activity in Level 3 fair value measurements. Those disclosures are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years. The Company is currently evaluating the impact of adopting this standard.

3. Supplemental Financial Information

	Three Months Ended March 31,
In millions	2010	2009
Comprehensive Income
Net income	$67	$45
Other comprehensive income, net of tax:
Currency translation adjustments	1	4

Total comprehensive income	$68	$49

	As of
In millions	March 31, 2010	December 31, 2009
Inventories
Finished goods	$34	$27
Service parts	22	20

Total inventories	$56	$47

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

The effective tax rate for the three months ended March 31, 2010 and March 31, 2009 was 22% and 25%, respectively. As previously disclosed in our 2009 Annual Report, the tax rate for the three months ended March 31, 2010 included a $5 million tax benefit associated with the recognition of certain foreign net operating loss carryforwards resulting from an audit settlement in the first quarter.

5. Derivative Instruments and Hedging Activities

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

At March 31, 2010, the contract notional amount of the Company’s foreign exchange forward contracts was $81 million ($46 million on a net basis). At March 31, 2010, the Company had a $1 million liability for its active foreign exchange forward contracts currently in an unrealized loss position, which is recorded in the other current liabilities section of its Condensed Consolidated Balance Sheet, and no fair value asset for its active foreign exchange forward contracts currently in an unrealized gain position.

Gains and losses from the Company’s fair value hedges (foreign currency forward contracts and related hedged items) were immaterial for the three months ended March 31, 2010 and March 31, 2009. Gains and losses from foreign exchange forward contracts are fully recognized each period and reported along with the offsetting gain or loss of the related hedged item, either in cost of products or in other income, depending on the nature of the related hedged item.

6. Commitments and Contingencies

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

Guarantees and Product Warranties. Guarantees associated with the Company’s business activities are reviewed for appropriateness and impact to the Company’s financial statements. Periodically, the Company’s customers enter into various leasing arrangements coordinated with a leasing company. In some instances, the Company guarantees the leasing company a minimum value at the end of the lease term on the leased equipment. As of March 31, 2010, the maximum future payment obligation of this guaranteed value and the associated liability balance was $5 million.

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

The following table identifies the activity relating to the warranty reserve for the three months ended March 31:

In millions	2010	2009
Warranty reserve liability
Beginning balance at January 1	$5	$6
Provisions for warranties issued	3	2
Settlements (in cash or in kind)	(3)	(3)

Balance at March 31	$5	$5

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

7. Fair Value Measurements

The Company follows the accounting standard dealing with fair value measurements for financial and non-financial assets and liabilities recorded at fair value on a recurring basis, wherein a three-tier fair value hierarchy prioritizes the inputs used in measuring fair value. These tiers include: Level 1, defined as observable inputs such as quoted prices in active markets for identical assets or liabilities; Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable, quoted prices in active markets for similar assets or liabilities, or quoted prices in less-active markets for identical assets; and Level 3, defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions. Financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

The Company’s assets and liabilities measured at fair value on a recurring basis include money market funds and foreign currency exchange contracts. A portion of the Company’s excess cash reserves are held in money market funds which generate interest income based on the prevailing market rates. Money market funds are included in cash and cash equivalents in the Company’s balance sheet. Money market fund holdings are measured at fair value using quoted market prices and are classified within Level 1 of the valuation hierarchy. When deemed appropriate, the Company minimizes its exposure to changes in foreign currency exchange rates through the use of derivative financial instruments, specifically, forward foreign exchange contracts. The fair value of these contracts are measured at the end of each interim reporting period using observable inputs other than quoted prices, specifically market spot and forward exchange rates. As such, these derivative instruments are classified within Level 2 of the valuation hierarchy. Unrealized fair value gains for open contracts are recognized as assets and unrealized fair value losses are recognized as liabilities in the Company’s Condensed Consolidated Balance Sheets. At March 31, 2010, the Company had a $1 million fair value liability for its open foreign exchange forward contracts currently in an unrealized loss position, which was recorded in the other current liabilities section of its Condensed Consolidated Balance Sheet, and no fair value assets for open foreign exchange forward contracts currently in an unrealized gain position. At December 31, 2009, the Company had no material fair value gains or losses for its open foreign exchange forward contracts. Any realized gains or losses would be mitigated by corresponding gains or losses on the underlying exposures.

The Company’s assets and liabilities measured at fair value on a recurring basis at March 31, 2010 were as follows:

		Fair Value Measurements at Reporting Date Using
In millions	March 31, 2010	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Money market funds	$472	$472	$—	$—

Liabilities
Foreign exchange currency contracts	$1	$—	$1	$—

The Company’s assets and liabilities measured at fair value on a recurring basis at December 31, 2009 were as follows:

		Fair Value Measurements at Reporting Date Using
In millions	December 31, 2009	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Money market funds	$403	$403	$—	$—

8. Earnings Per Share

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

The components of basic and diluted earnings per share are as follows:

	Three Months Ended March 31,
In millions, except per share amounts	2010	2009
Net income available for common stockholders	$67	$45

Weighted average outstanding shares of common stock	167.8	173.3
Dilutive effect of employee stock options and restricted stock	2.7	1.0

Common stock and common stock equivalents	170.5	174.3

Earnings per share:
Basic	$0.40	$0.26
Diluted	$0.39	$0.26

Employee stock options to purchase 1.2 million shares of common stock for the three months ended March 31, 2010 and 2.7 million shares for the three months ended March 31, 2009 were not included in the computation of diluted earnings per share because their exercise prices were greater than the average market price of the common shares for the respective periods and, therefore, the effect would have been anti-dilutive.

9. Segment and Other Supplemental Information

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

The following table presents regional segment revenue and segment gross margin for the Company:

	Three Months Ended March 31,
In millions	2010	2009
Revenue
Americas	$252	$205
EMEA	106	97
APJ	71	65

Total revenue	429	367

Gross margin
Americas	146	117
EMEA	57	53
APJ	33	30

Total gross margin	236	200

Selling, general and administrative expenses	118	110
Research and development expenses	32	30

Total income from operations	$86	$60

The following table presents revenue by product and services for the Company:

	Three Months Ended March 31,
In millions	2010	2009
Products (software and hardware)(1)	$200	$157

Consulting services	117	106
Maintenance services	112	104

Total services	229	210

Total revenue	$429	$367

(1)

Our data warehousing hardware and software products are often sold and delivered together in the form of a “node” of capacity as an integrated technology solution. Accordingly, it is impracticable to provide the breakdown of revenue from various types of hardware and software products.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations. (“MD&A”)

You should read the following discussion in conjunction with the Condensed Consolidated Financial Statements and the notes to those statements included elsewhere in this Quarterly Report on Form 10-Q. This Quarterly Report on Form 10-Q contains certain statements that are forward-looking within the meaning of the Private Securities Litigation Reform Act of 1995. Certain statements contained in the MD&A are forward-looking statements that involve risks and uncertainties. The forward-looking statements are not historical facts, but rather are based on current expectations, estimates, assumptions and projections about our industry, business and future financial results. Our actual results could differ materially from the results contemplated by these forward-looking statements due to a number of factors, including those discussed in other sections of this Quarterly Report on Form 10-Q and in the 2009 Annual Report on Form 10-K.

First Quarter Financial Overview

As more fully discussed in later sections of this MD&A, the following were significant financial items for the first quarter of 2010:

•

Total revenue was $429 million for the first quarter of 2010, up 17% from the first quarter of 2009. The total year-over-year revenue comparison included a 5% benefit from foreign currency fluctuations. Higher product revenue was the primary driver in the reported year-over-year revenue growth.

•

Gross margin increased to 55.0% in the first quarter of 2010 from 54.5% in the first quarter of 2009. Gross margins increased primarily due to improved consulting services margins, as well as a higher mix of product revenue.

•

Operating income was $86 million in the first quarter of 2010, compared to $60 million in the first quarter of 2009. The increase in operating income was largely due to revenue growth, particularly product revenue, as well as improved consulting services margins, offset in part by lower product margins, greater selling and research and development (“R&D”) expenses.

•	Net income of $67 million in the first quarter of 2010 increased from $45 million in the first quarter of 2009, based primarily on higher revenues, particularly product revenue.

Strategic Overview

Teradata is in a leadership position to help companies manage growing data volumes and complexity to gain business insight and competitive advantage. We have four key initiatives underway to broaden our position in the market and take advantage of this opportunity. These initiatives include continuing to:

•	Increase our market coverage through additional sales territories (hiring incremental sales account executives as well as technology and industry consultants),

•	Invest to extend Teradata’s core technology and expand our family of compatible data warehouse platforms to address multiple market segments,

•	Differentiate Teradata and drive demand by delivering services that enable customers to achieve best-in-class analytics, and

•	Invest in partnerships to increase the number of solutions available on Teradata platforms to maximize customer value, and to provide more market coverage.

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

The United States and other international economies, significant to Teradata’s sales efforts, experienced severe economic recessions in 2009, which had an adverse impact on IT budgets and capital spending trends, and contributed to lengthened sales cycles for acquiring Teradata products and services. While recently there may have been some signs of economic recovery, the speed and scope of such recovery, as well as the related impact on our current and potential customers, remains unclear. The size, timing and contracted terms of large customer orders for our products and services can impact, both positively and negatively, our operating results.

As a portion of the Company’s operations and revenue occur outside the United States, and in currencies other than the U.S. dollar, the Company is exposed to fluctuations in foreign currency exchange rates. In 2010, Teradata expects less than one percentage point of benefit from currency translation on its reported revenue and a corresponding currency impact on operating income, based on currency rates as of April 30, 2010.

While macroeconomic challenges and fluctuations in the IT environment do occur, our long-term outlook remains positive. We did not experience significant changes in the first quarter of 2010 due to competitive and/or pricing trends for our EDW or appliance solutions, although there is always a risk that pricing pressure for either of these solutions could occur in the future. We continue to be committed to new product development and achieving a responsive yield from our research and development spending and resources, which are intended to drive future demand. We also continue to evaluate opportunities to increase our market coverage and are committed to continuing to increase our number of sales territories, among other things, to drive future revenue growth. Given the length of sales cycles in the data warehouse market, new sales account territories typically take more than two years, on average, to become productive.

Results of Operations for the Three Months Ended March 31, 2010

Compared to the Three Months Ended March 31, 2009

In millions	2010	% of Revenue	2009	% of Revenue
Product revenue	$200	46.6%	$157	42.8%
Service revenue	229	53.4%	210	57.2%

Total revenue	429	100%	367	100%

Gross margin
Product gross margin	128	64.0%	103	65.6%
Service gross margin	108	47.2%	97	46.2%

Total gross margin	236	55.0%	200	54.5%

Operating expenses
Selling, general and administrative expenses	118	27.5%	110	30.0%
Research and development expenses	32	7.5%	30	8.2%

Total operating expenses	150	35.0%	140	38.1%

Operating income	$86	20.0%	$60	16.3%

Revenue

Teradata revenue increased 17% in the first quarter of 2010 compared to the first quarter of 2009. The revenue increase included a net positive effect of 5% from foreign currency fluctuations. Product revenue increased 27% in the first quarter of 2010 from the prior-year period, with double-digit increases in each region. Service revenue in the first quarter of 2010 increased 9% from the prior-year period, with an underlying 10% increase in consulting services revenue, and 8% increase in maintenance services revenue, as compared to the prior-year period.

Gross Margin

Gross margin for the first quarter of 2010 was 55.0% compared to 54.5% in the first quarter of 2009. Product gross margin decreased to 64.0% in the first quarter of 2010, compared to 65.6% in the prior-year period. The decrease in product margins was driven primarily by the EMEA and APJ regions, offset in part by revenue benefit from foreign currency fluctuations against U.S. dollar-denominated product cost. Service gross margin improved to 47.2% in the first quarter of 2010 compared to 46.2% in the prior-year period. Service margins improvements were driven by improvements in our consulting services business, which benefited from strong volume growth and improved use of internal resources.

Operating Expenses

Total operating expenses, characterized as selling, general and administrative expenses (“SG&A”) and R&D expenses, were $150 million in the first quarter of 2010 compared to $140 million in the first quarter of 2009. The $8 million increase in SG&A expenses was primarily driven by higher selling expense, due to the impact of foreign exchange fluctuations and higher sales commissions, travel and training expenses. The $2 million increase in R&D expenses was driven by higher engineering headcount and materials expenses for product development initiatives, offset in part by $3 million more in capitalization of software development cost as compared to the prior-year period.

Revenue and Gross Margin by Operating Segment

As described in Note 9 of Notes to Condensed Consolidated Financial Statements (Unaudited), Teradata manages its business in three geographic regions, which are also the Company’s operating segments: (1) the Americas region; (2) the EMEA region; and (3) the APJ region. Teradata believes this format is useful to investors because it allows analysis and comparability of operating trends by operating segment. It also includes the same information that is used by Teradata management to make decisions regarding the segments and to assess our financial performance. The discussion of our segment results describes the changes in results as compared to the prior-year period.

The following table presents revenue and operating performance by segment for the three months ended March 31:

In millions	2010	% of Revenue	2009	% of Revenue
Revenue
Americas	$252	59%	$205	56%
EMEA	106	25%	97	26%
APJ	71	16%	65	18%

Total revenue	429	100%	367	100%

Gross margin
Americas	146	57.9%	117	57.1%
EMEA	57	53.8%	53	54.6%
APJ	33	46.5%	30	46.2%

Total gross margin	$236	55.0%	$200	54.5%

Americas: Revenue increased 23% in the first quarter of 2010 from the first quarter of 2009, with an underlying 39% increase in product revenue and an 11% increase in services revenue. The revenue increase included 2% of positive impact from foreign currency fluctuations. Gross margins increased to 57.9% for the first quarter of 2010, from 57.1% in the first quarter of 2009, driven primarily by improved consulting services margins.

EMEA: Revenue increased 9% in the first quarter of 2010 from the first quarter of 2009, driven primarily by a 12% increase in product revenue. The revenue increase included 6% of positive impact from foreign currency fluctuations. Gross margins decreased to 53.8% for the first quarter of 2010, from 54.6% in the first quarter of 2009, with lower product margins offset somewhat by a greater percentage of product revenue than services revenue.

APJ: Revenue increased 9% in the first quarter of 2010 from the first quarter of 2009, primarily driven by an 18% increase in product revenue. The revenue increase included 10% of benefit from foreign currency fluctuations. Gross margin increased to 46.5% in the first quarter of 2010, from 46.2% in the first quarter of 2009. The change in gross margin was driven primarily by a greater percentage of product revenue than services revenue.

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

The effective tax rate in the first quarter of 2010 was 22% compared to 25% in the first quarter of 2009. As previously disclosed in our 2009 Annual Report, the tax rate for the three months ended March 31, 2010 included a $5 million tax benefit associated with the recognition of certain foreign net operating loss carryforwards resulting from an audit settlement in the first quarter. We currently estimate our full-year effective tax rate for 2010 to be approximately 25.5% - 26.5%, which takes into consideration the uncertainty surrounding the reinstatement in 2010 of the U.S. Federal Research & Development Tax Credit, and our current estimate with respect to pre-tax earnings mix by jurisdiction.

Financial Condition, Liquidity and Capital Resources

Cash provided by operating activities decreased by $27 million in the first three months of 2010. In comparison to the prior-year period, the decrease in cash provided by operating activities in the three months ended March 31, 2010 was principally due to collections of lower receivable balances and greater reductions of current payables and accrued expenses. These reductions were partially offset by an increase in net income as compared to the prior-year period.

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

The table below shows net cash provided by operating activities and capital expenditures for the following periods:

	Three Months Ended March 31,
In millions	2010	2009
Net cash provided by operating activities	$138	$165
Less:
Expenditures for property and equipment	(6)	(9)
Additions to capitalized software	(15)	(11)

Free cash flow	$117	$145

Financing activities and certain other investing activities are not included in our calculation of free cash flow. These other investing activities in the first three months of 2009 primarily consisted of $25 million in purchases of short-term investments. Teradata’s short-term investments consist of bank time deposits with original maturities between three months and one year. Teradata’s financing activities for the three months ended March 31, 2010 and March 31, 2009 consisted primarily of cash outflows from our share repurchase activities. During the first three months of 2010, the Company purchased 2.4 million shares of its common stock at an average price per share of $29.51 under share repurchase programs authorized by our Board of Directors in 2008. The first program (the “dilution offset program”) authorizes the Company to purchase Teradata common stock to the extent of cash received from the exercise of stock options and the Teradata Employee Stock Purchase Plan. The second program (the “general share repurchase program”) initially authorized the Company to repurchase an additional $250 million of the Company’s outstanding shares of common stock. On May 4, 2009, the Company’s Board of Directors authorized an additional $300 million increase to the Company’s existing open market share repurchase program and extended the program for a two-year period ending in February 2012. As of March 31, 2010, the Company had $165 million of authorization remaining under its general share repurchase program to repurchase outstanding shares of Teradata common stock. Our share repurchase activity depends on factors such as our working capital needs, our cash requirements for capital investments, our stock price, and economic and market conditions. Proceeds from the Employee Stock Purchase Plan and the exercise of stock options were $5 million for the three months ended March 31, 2010 and $3 million for the three months ended March 31, 2009. These proceeds are included in Other financing activities, net in the Condensed Consolidated Statement of Cash Flows (Unaudited).

Teradata had no short- or long-term debt outstanding as of March 31, 2010, although the Company was in compliance with all covenants of the credit facility. Management believes current cash and short-term investment resources, Company cash flows from operations and its $300 million credit facility will be sufficient to satisfy future working capital, research and development activities, capital expenditures, pension contributions, and other financing requirements for at least the next twelve months. The Company principally holds its cash, cash equivalents and short-term investments in bank deposits, money market funds and government treasuries.

The Company’s ability to generate positive cash flows from operations is dependent on general economic conditions, competitive pressures, and other business and risk factors described in the Company’s 2009 Annual Report on Form 10-K (the “2009 Annual Report”), and elsewhere in this Quarterly Report. If the Company is unable to generate sufficient cash flows from operations, or otherwise to comply with the terms of the credit facilities, the Company may be required to seek additional financing alternatives.

Contractual and Other Commercial Commitments. There has been no significant change in our contractual and other commercial commitments as described in the 2009 Annual Report. Our guarantees and product warranties are discussed in Note 6 of Notes to Condensed Consolidated Financial Statements (Unaudited).

Critical Accounting Policies and Estimates

There were no material changes to the Company’s critical accounting policies and estimates previously disclosed in the 2009 Annual Report.

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

In many cases, the accounting treatment of a particular transaction is specifically dictated by GAAP and does not require significant management judgment in its application. There are also areas in which management’s judgment in selecting among available alternatives would not produce a materially different result. The significant accounting policies and estimates that we believe are the most critical to aid in fully understanding and evaluating our reported financial results are discussed in the 2009 Annual Report. Teradata’s senior management has reviewed these critical accounting policies and related disclosures and determined there were no significant changes in our critical accounting policies in the three months ended March 31, 2010. Also, there were no significant changes in our estimates associated with those policies.

New Accounting Pronouncements

See discussion in Note 2 of Notes to Condensed Consolidated Financial Statements (Unaudited) for new accounting pronouncements.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.

There have not been any material changes to the market risk factors previously disclosed in Part II, Item 7A of the Company’s 2009 Annual Report on Form 10-K.

Item 4.	Controls and Procedures.

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

Based on their evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective to provide reasonable assurance as of March 31, 2010.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the last fiscal quarter ended March 31, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II—OTHER INFORMATION

Item 1.	Legal Proceedings.

The information required by this item is included in the material under Note 6 of Notes to Condensed Consolidated Financial Statements (Unaudited) of this Quarterly Report on Form 10-Q and is incorporated herein by reference.

Item 1A.	Risk Factors.

There have not been any material changes to the risk factors previously disclosed in Part I, Item IA of the Company’s 2009 Annual Report on Form 10-K.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

Purchase of Company Common Stock

During the first quarter of 2010, the Company executed purchases for approximately 2.4 million shares of its common stock at an average price per share of $29.51 under the two share repurchase programs authorized by our Board of Directors in 2008. The first program (the “dilution offset program”) authorizes the Company to purchase Teradata common stock to the extent of cash received from the exercise of stock options and the Teradata Employee Stock Purchase Plan. The second program (the “general share repurchase program”) authorizes the Company to repurchase an additional $250 million of the Company’s outstanding shares of common stock. On May 4, 2009, the Company’s Board of Directors authorized an additional $300 million increase to the Company’s existing general share repurchase program. As of March 31, 2010, the Company had $165 million of authorization remaining on the general share repurchase program to repurchase outstanding shares of Teradata common stock.

In addition to those share purchases, Section 16 officers occasionally sell vested shares of restricted stock to the Company at the current market price to cover their withholding taxes. For the three months ended March 31, 2010, the total of these purchases was 22,118 shares at an average price of $29.07 per share.

The following table provides information relating to the Company’s repurchase of common stock for the three months ended March 31, 2010:

Month	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Dilution Offset Program	Total Number of Shares Purchased as Part of Publicly Announced General Share Repurchase Program	Maximum Dollar Value that May Yet Be Purchased Under the Dilution Offset Program	Maximum Dollar Value that May Yet Be Purchased Under the General Share Repurchase Program
January 2010	284,100	$29.43	20,000	264,100	$686,748	$225,976,901
February 2010	2,085,081	$29.52	21,700	2,063,381	$1,947,974	$165,028,607
March 2010	—	N/A	—	—	$4,562,666	$165,028,607

First Quarter Total	2,369,181	$29.51	41,700	2,327,481	$4,562,666	$165,028,607

Item 3.	Defaults Upon Senior Securities.

None

Item 5.	Other Information.

None

Item 6.	Exhibits.

Reference Number per Item 601 of Regulation S-K	Description

2.1	Form of Separation and Distribution Agreement between Teradata Corporation and NCR Corporation (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K dated September 11, 2007).

3.1	Amended and Restated Certificate of Incorporation of Teradata Corporation, as amended and restated on September 24, 2007 (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K dated September 25, 2007).

3.2	Amended and Restated Bylaws of Teradata Corporation, as amended and restated on December 2, 2008 (incorporated by reference to Exhibit 3.2 to the Current Report on Form 8-K dated December 8, 2008).

4.1	Common Stock Certificate of Teradata Corporation (incorporated by reference to Exhibit 4.1 to the Quarterly Report on Form 10-Q dated November 13, 2007).

31.1	Certification pursuant to Rule 13a-14(a), dated May 6, 2010.

31.2	Certification pursuant to Rule 13a-14(a), dated May 6, 2010.

32	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated May 6, 2010.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TERADATA CORPORATION

Date: May 6, 2010	By:	/s/ Stephen M. Scheppmann
Stephen M. Scheppmann
Executive Vice President and Chief Financial Officer