Form 10-Q
period 2010-06-30
TERADATA CORP /DE/
filed 2010-08-05
CIK 816761

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

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

At July 30, 2010, the registrant had approximately 167.3 million shares of common stock outstanding.

TABLE OF CONTENTS

PART I—FINANCIAL INFORMATION

Part 1—FINANCIAL INFORMATION

Item 1.	Financial Statements.

Teradata Corporation

Condensed Consolidated Statements of Income (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
In millions, except per share amounts	2010	2009	2010	2009
Revenue
Product revenue	$223	$185	$423	$342
Service revenue	247	236	476	446

Total revenue	470	421	899	788

Costs and operating expenses
Cost of products	71	66	143	120
Cost of services	131	122	252	235
Selling, general and administrative expenses	126	122	244	232
Research and development expenses	36	27	68	57

Total costs and operating expenses	364	337	707	644

Income from operations	106	84	192	144
Other income, net	0	0	0	0

Income before income taxes	106	84	192	144

Income tax expense	32	22	51	37

Net income	$74	$62	$141	$107

Net income per weighted average common share
Basic	$0.44	$0.36	$0.84	$0.62
Diluted	$0.44	$0.36	$0.83	$0.61

Weighted average common shares outstanding
Basic	167.0	172.3	167.4	172.8
Diluted	169.8	173.9	170.2	174.1

See Notes to Condensed Consolidated Financial Statements (Unaudited).

Teradata Corporation

Condensed Consolidated Balance Sheets (Unaudited)

In millions, except per share amounts	June 30, 2010	December 31, 2009
Assets
Current Assets
Cash and cash equivalents	$724	$661
Accounts receivable, net	381	387
Inventories	46	47
Other current assets	57	57

Total current assets	1,208	1,152
Property and equipment, net	101	95
Capitalized software, net	113	102
Goodwill	135	109
Deferred income taxes	74	84
Other assets	31	27

Total assets	$1,662	$1,569

Liabilities and stockholders’ equity
Current liabilities
Accounts payable	$82	$102
Payroll and benefits liabilities	94	109
Deferred revenue	307	256
Other current liabilities	60	76

Total current liabilities	543	543
Pension and other postemployment plan liabilities	79	83
Other liabilities	34	33

Total liabilities	656	659

Commitments and contingencies (Note 6)

Stockholders’ equity
Preferred stock: par value $0.01 per share, 100.0 shares authorized, no shares issued and outstanding at June 30, 2010 and December 31, 2009	0	0
Common stock: par value $0.01 per share, 500.0 shares authorized, 183.6 and 182.6 shares issued at June 30, 2010 and December 31, 2009, respectively	2	2
Paid-in capital	646	622
Treasury stock: 16.3 and 13.9 shares at June 30, 2010 and December 31, 2009, respectively	(382)	(311)
Retained earnings	725	583
Accumulated other comprehensive income	15	14

Total stockholders’ equity	1,006	910

Total liabilities and stockholders’ equity	$1,662	$1,569

See Notes to Condensed Consolidated Financial Statements (Unaudited).

Teradata Corporation

Condensed Consolidated Statements of Cash Flows (Unaudited)

	Six Months Ended June 30,
In millions	2010	2009
Operating activities
Net income	$141	$107
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	28	27
Stock-based compensation expense	11	11
Excess tax benefit from stock-based compensation	(2)	(1)
Deferred income taxes	11	16
Changes in assets and liabilities:
Receivables	5	105
Inventories	(1)	0
Current payables and accrued expenses	(43)	(33)
Deferred revenue	52	42
Other assets and liabilities	(2)	(6)

Net cash provided by operating activities	200	268

Investing activities
Proceeds from sales and maturities of short-term investments	0	65
Purchases of short-term investments	0	(25)
Expenditures for property and equipment	(17)	(13)
Additions to capitalized software	(27)	(27)
Other investing activities and business acquisitions, net	(32)	6

Net cash (used in) provided by investing activities	(76)	6

Financing activities
Repurchases of common stock	(71)	(50)
Excess tax benefit from stock-based compensation	2	1
Other financing activities, net	12	8

Net cash used in financing activities	(57)	(41)

Effect of exchange rate changes on cash and cash equivalents	(4)	3

Increase in cash and cash equivalents	63	236
Cash and cash equivalents at beginning of period	661	402

Cash and cash equivalents at end of period	$724	$638

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

2. New Accounting Pronouncements

Multiple-Deliverable Revenue Arrangements. In October 2009, the Financial Accounting Standards Board (“FASB”) issued new guidance regarding the accounting for revenue arrangements with multiple deliverables. This new guidance provides principles for allocation of consideration among its multiple-elements, allowing more alternatives in identifying and accounting for separate deliverables under an arrangement. The guidance will eliminate the residual method of allocation and require use of the relative selling price method. The guidance also introduces the best estimate selling price (“BESP”) for valuing the deliverables of a bundled arrangement if vendor specific objective evidence (“VSOE”) or third-party evidence of selling price is not available, and significantly expands related disclosure requirements. This guidance is effective on a prospective basis for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. Alternatively, adoption may be on a retrospective basis, and early application is permitted. The Company expects to adopt this guidance, on a prospective basis, for applicable transactions originating or materially modified on or after January 1, 2011. The Company is currently evaluating the impact of adopting this standard.

Certain Revenue Arrangements That Include Software Elements. In October 2009, the FASB issued new guidance for revenue arrangements that include software elements. This new guidance changes the accounting model for revenue arrangements that include both tangible products and software elements. Tangible products containing software and nonsoftware elements that function together to deliver the tangible product’s essential functionality will no longer be within the scope of software revenue guidance. The new guidance is effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010, and early application is permitted. The Company expects to adopt this guidance, on a prospective basis, for applicable transactions originating or materially modified on or after January 1, 2011. The Company is currently evaluating the impact of adopting this standard.

Fair Value Measurements. In January 2010, the FASB issued an update to provide new disclosures, and clarifications of existing disclosures related to fair value measurements. The new disclosures will require reporting entities to disclose separately the amounts of significant transfers in and out of Level 1 and Level 2 fair value measurements and describe the reasons for the transfers. Additionally, in the Level 3 reconciliations, a reporting entity should present separately information about purchases, sales, issuances, and settlements. The update also clarifies that a reporting entity needs to use judgment in determining the appropriate classes of assets and liabilities, and should provide disclosures about the valuation techniques and inputs used to measure fair value for both recurring and nonrecurring fair value measurements in Level 2 and Level 3. The new disclosures and clarifications of existing disclosures are effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances, and settlements in the rollforward of activity in Level 3 fair value measurements. Those disclosures are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years. The Company will include the new disclosures, as appropriate, in its Fair Value Measurements footnote.

3. Supplemental Financial Information

	Three Months Ended June 30,		Six Months Ended June 30,
In millions	2010	2009	2010	2009
Comprehensive Income
Net income	$74	$62	$141	$107
Other comprehensive income, net of tax:
Currency translation adjustments	—	—	1	4

Total comprehensive income	$74	$62	$142	$111

	As of
In millions	June 30, 2010	December 31, 2009
Inventories
Finished goods	$24	$27
Service parts	22	20

Total inventories	$46	$47

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

The effective tax rate for the three months ended June 30, 2010 and June 30, 2009 was 30% and 26%, respectively. The effective tax rate for the six months ended June 30, 2010 and June 30, 2009 was 27% and 26%, respectively. The tax rate for the six months ended June 30, 2010 included a $5 million, or 3%, tax benefit associated with the recognition of certain foreign net operating loss carryforwards resulting from an audit settlement in the first quarter.

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

At June 30, 2010, the contract notional amount of the Company’s foreign exchange forward contracts was $49 million ($23 million on a net basis). At June 30, 2010, the Company had no material liabilities for active foreign exchange forward contracts currently in an unrealized loss position, and no material fair value assets for its active foreign exchange forward contracts currently in an unrealized gain position.

Gains and losses from the Company’s fair value hedges (foreign currency forward contracts and related hedged items) were immaterial for the three and six months ended June 30, 2010 and June 30, 2009. Gains and losses from foreign exchange forward contracts are fully recognized each period and reported along with the offsetting gain or loss of the related hedged item, either in cost of products or in other income, depending on the nature of the related hedged item.

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

Guarantees and Product Warranties. Guarantees associated with the Company’s business activities are reviewed for appropriateness and impact to the Company’s financial statements. Periodically, the Company’s customers enter into various leasing arrangements coordinated with a leasing company. In some instances, the Company guarantees the leasing company a minimum value at the end of the lease term on the leased equipment. As of June 30, 2010, the maximum future payment obligation of this guaranteed value and the associated liability balance was $4 million.

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

The following table identifies the activity relating to the warranty reserve for the six months ended June 30:

In millions	2010	2009
Warranty reserve liability
Beginning balance at January 1	$5	$6
Provisions for warranties issued	6	6
Settlements (in cash or in kind)	(6)	(7)

Balance at June 30	$5	$5

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

The Company’s assets and liabilities measured at fair value on a recurring basis include money market funds and foreign currency exchange contracts. A portion of the Company’s excess cash reserves are held in money market funds which generate interest income based on the prevailing market rates. Money market funds are included in cash and cash equivalents in the Company’s balance sheet. Money market fund holdings are measured at fair value using quoted market prices and are classified within Level 1 of the valuation hierarchy. When deemed appropriate, the Company minimizes its exposure to changes in foreign currency exchange rates through the use of derivative financial instruments, specifically, forward foreign exchange contracts. The fair value of these contracts are measured at the end of each interim reporting period using observable inputs other than quoted prices, specifically market spot and forward exchange rates. As such, these derivative instruments are classified within Level 2 of the valuation hierarchy. Unrealized fair value gains for open contracts are recognized as assets and unrealized fair value losses are recognized as liabilities in the Company’s Condensed Consolidated Balance Sheets. At June 30, 2010, the Company had no material fair value liabilities for open foreign exchange forward contracts currently in an unrealized loss position, and no material fair value assets for open foreign exchange forward contracts currently in an unrealized gain position. At December 31, 2009, the Company had no material fair value gains or losses for its open foreign exchange forward contracts. Any realized gains or losses would be mitigated by corresponding gains or losses on the underlying exposures.

The Company’s assets and liabilities measured at fair value on a recurring basis at June 30, 2010 were as follows:

		Fair Value Measurements at Reporting Date Using
In millions	June 30, 2010	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Money market funds	$386	$386	$—	$—

The Company’s assets and liabilities measured at fair value on a recurring basis at December 31, 2009 were as follows:

		Fair Value Measurements at Reporting Date Using
In millions	December 31, 2009	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Money market funds	$403	$403	$—	$—

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

The components of basic and diluted earnings per share are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
In millions, except per share amounts	2010	2009	2010	2009
Net income available for common stockholders	$74	$62	$141	$107

Weighted average outstanding shares of common stock	167.0	172.3	167.4	172.8
Dilutive effect of employee stock options and restricted stock	2.8	1.6	2.8	1.3

Common stock and common stock equivalents	169.8	173.9	170.2	174.1

Earnings per share:
Basic	$0.44	$0.36	$0.84	$0.62
Diluted	$0.44	$0.36	$0.83	$0.61

Employee stock options to purchase 0.6 million shares of common stock for the six months ended June 30, 2010 and 2.6 million and 2.7 million shares for the three and six months ended June 30, 2009 were not included in the computation of diluted earnings per share because their exercise prices were greater than the average market price of the common shares for the respective periods and, therefore, the effect would have been anti-dilutive. There were no such anti-dilutive options outstanding for the three months ended June 30, 2010.

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

The following table presents regional segment revenue and segment gross margin for the Company:

	Three Months Ended June 30,		Six Months Ended June 30,
In millions	2010	2009	2010	2009
Revenue
Americas	$281	$229	$533	$434
EMEA	108	118	214	215
APJ	81	74	152	139

Total revenue	470	421	899	788

Gross margin
Americas	171	133	317	250
EMEA	57	64	114	117
APJ	40	36	73	66

Total gross margin	268	233	504	433

Selling, general and administrative expenses	126	122	244	232
Research and development expenses	36	27	68	57

Total income from operations	$106	$84	$192	$144

The following table presents revenue by product and services for the Company:

	Three Months Ended June 30,		Six Months Ended June 30,
In millions	2010	2009	2010	2009
Products (software and hardware)(1)	$223	$185	$423	$342

Consulting services	132	127	249	233
Maintenance services	115	109	227	213

Total services	247	236	476	446

Total revenue	$470	$421	$899	$788

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

Second Quarter Financial Overview

As more fully discussed in later sections of this MD&A, the following were significant financial items for the second quarter of 2010:

•

Total revenue was $470 million for the second quarter of 2010, up 12% from the second quarter of 2009. Higher product revenue in the Americas region was the primary driver in the reported year-over-year revenue growth.

•

Gross margin increased to 57.0% in the second quarter of 2010 from 55.3% in the second quarter of 2009. Gross margins increased primarily due to improved product margins, as well as a higher mix of product revenue.

•

Operating income was $106 million in the second quarter of 2010, compared to $84 million in the second quarter of 2009. The increase in operating income was largely due to revenue growth, particularly product revenue, as well as improved product margins, offset in part by higher research and development (“R&D”) and selling expenses.

•	Net income of $74 million in the second quarter of 2010 increased from $62 million in the second quarter of 2009, based primarily on higher revenues, particularly product revenue.

Strategic Overview

Teradata is a leader in helping companies manage and analyze growing data volumes and complexity to gain business insight and competitive advantage. We have four key initiatives underway to broaden our position in the market and take advantage of this opportunity. These initiatives include continuing to:

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

As a portion of the Company’s operations and revenue occur outside the United States, and in currencies other than the U.S. dollar, the Company is exposed to fluctuations in foreign currency exchange rates. In 2010, Teradata expects less than one percentage point of benefit from currency translation on its reported revenue and a corresponding currency impact on operating income, based on currency rates as of July 31, 2010.

The United States and other international economies, significant to Teradata’s sales efforts, experienced severe economic recessions in 2009, which had an adverse impact on IT budgets and capital spending trends, and contributed to lengthened sales cycles for acquiring Teradata products and services. While recently there have been some signs of economic recovery, the scope and stability of such recovery, as well as the related impact on our current and potential customers, remains unclear. The size, timing and contracted terms of large customer orders for our products and services can impact, both positively and negatively, our operating results.

While macroeconomic challenges and fluctuations in the IT environment do occur, our long-term outlook remains positive. We did not experience significant changes in the first half of 2010 due to competitive and/or pricing trends for our enterprise data warehousing (“EDW”) or appliance solutions, although there is always a risk that pricing pressure for either of these solutions could occur in the future. Additionally, as companies look to reduce ongoing operating expenses, customers may choose to go to lower maintenance service level agreements which could lead to revenue pressure on our maintenance services business. We continue to be committed to new product development and achieving a responsive yield from our research and development spending and resources, which are intended to drive future demand. We also continue to evaluate opportunities to increase our market coverage and are committed to continuing to increase our number of sales territories, among other things, to drive future revenue growth. Given the length of sales cycles, new sales account territories typically take more than two years, on average, to become productive.

Results of Operations for the Three Months Ended June 30, 2010

Compared to the Three Months Ended June 30, 2009

In millions	2010	% of Revenue	2009	% of Revenue
Product revenue	$223	47.4%	$185	43.9%
Service revenue	247	52.6%	236	56.1%

Total revenue	470	100%	421	100%

Gross margin
Product gross margin	152	68.2%	119	64.3%
Service gross margin	116	47.0%	114	48.3%

Total gross margin	268	57.0%	233	55.3%

Operating expenses
Selling, general and administrative expenses	126	26.8%	122	29.0%
Research and development expenses	36	7.7%	27	6.4%

Total operating expenses	162	34.5%	149	35.4%

Operating income	$106	22.6%	$84	20.0%

Revenue

Teradata revenue increased 12% in the second quarter of 2010 compared to the second quarter of 2009. The revenue increase was not significantly impacted by foreign currency fluctuations. Product revenue increased 21% in the second quarter of 2010 from the prior-year period, largely driven by growth in the Americas region. Service revenue in the second quarter of 2010 increased 5% from the prior-year period, with an underlying 4% increase in consulting services revenue, and 6% increase in maintenance services revenue, as compared to the prior-year period.

Gross Margin

Gross margin for the second quarter of 2010 was 57.0% compared to 55.3% in the second quarter of 2009. Product gross margin increased to 68.2% in the second quarter of 2010, compared to 64.3% in the prior-year period. Product margins increased across all three regions. Service gross margin decreased to 47.0% in the second quarter of 2010 compared to 48.3% in the prior-year period. The lower service margins were driven by the consulting services business, in particular in the APJ region.

Operating Expenses

Total operating expenses, characterized as selling, general and administrative expenses (“SG&A”) and R&D expenses, were $162 million in the second quarter of 2010 compared to $149 million in the second quarter of 2009. The $4 million increase in SG&A expenses was primarily driven by higher selling expense, due to increased sales headcount and demand creation activity. The $9 million increase in R&D expenses was driven by higher engineering headcount and materials expenses for product development initiatives, as well as $4 million less in capitalization of software development cost as compared to the prior-year period.

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

The following table presents revenue and operating performance by segment for the three months ended June 30:

In millions	2010	% of Revenue	2009	% of Revenue
Revenue
Americas	$281	60%	$229	54%
EMEA	108	23%	118	28%
APJ	81	17%	74	18%

Total revenue	470	100%	421	100%

Gross margin
Americas	171	60.9%	133	58.1%
EMEA	57	52.8%	64	54.2%
APJ	40	49.4%	36	48.6%

Total gross margin	$268	57.0%	$233	55.3%

Americas: Revenue increased 23% in the second quarter of 2010 from the second quarter of 2009, with an underlying 42% increase in product revenue and a 7% increase in services revenue. The revenue increase included 1% of positive impact from foreign currency fluctuations. Gross margins increased to 60.9% for the second quarter of 2010, from 58.1% in the second quarter of 2009, driven primarily by higher product margins, as well as a higher proportion of product revenue, as compared to services revenue.

EMEA: Revenue declined 8% in the second quarter of 2010 from the second quarter of 2009, driven by a 17% decrease in product revenue. The revenue decline included 5% of negative impact from foreign currency fluctuations. Gross margins decreased to 52.8% for the second quarter of 2010, from 54.2% in the second quarter of 2009, driven by a lower proportion of product revenue (as compared to services revenue) as well as lower consulting services margins, offset somewhat by higher product margins.

APJ: Revenue increased 9% in the second quarter of 2010 from the second quarter of 2009, primarily driven by an 19% increase in product revenue. The revenue increase included 6% of benefit from foreign currency fluctuations. Gross margin increased to 49.4% in the second quarter of 2010, from 48.6% in the second quarter of 2009. The gross margin improvement was driven primarily by higher product and maintenance margins, as well as a greater proportion of product revenue (as compared to services revenue), offset in part by lower consulting services margins.

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

The effective tax rate in the second quarter of 2010 was 30% compared to 26% in the second quarter of 2009, driven by an overall increase in the proportion of U.S. earnings mix as described above. There were no significant discrete tax items for the three months ended June 30, 2010 and June 30, 2009.

Results of Operations for the Six Months Ended June 30, 2010

Compared to the Six Months Ended June 30, 2009

In millions	2010	% of Revenue	2009	% of Revenue
Product revenue	$423	47.1%	$342	43.4%
Service revenue	476	52.9%	446	56.6%

Total revenue	899	100%	788	100%

Gross margin
Product gross margin	280	66.2%	222	64.9%
Service gross margin	224	47.1%	211	47.3%

Total gross margin	504	56.1%	433	54.9%

Operating expenses
Selling, general and administrative expenses	244	27.1%	232	29.4%
Research and development expenses	68	7.6%	57	7.2%

Total operating expenses	312	34.7%	289	36.7%

Operating income	$192	21.4%	$144	18.3%

Revenue

Teradata revenue increased 14% in the first six months of 2010 compared to the first six months of 2009. The revenue increase included a net positive effect of 2% from foreign currency fluctuations. Product revenue increased 24% in the first half of 2010 from the prior-year period, driven primarily by the Americas region, and to a lesser extent, APJ. Service revenue in the first half of 2010 increased 7% from the prior-year period, with consistent increases in both consulting and maintenance services revenue.

Gross Margin

Gross margin for the first six months of 2010 was 56.1% compared to 54.9% in the first six months of 2009. Product gross margin increased to 66.2% in the first half of 2010, compared to 64.9% in the prior-year period, with improvements in all three regions. Service gross margin were marginally lower at 47.1% in the first half of 2010 compared to 47.3% in the prior-year period, as lower maintenance services margins were largely offset by improved consulting services margins as compared to the prior-year period.

Operating Expenses

Total operating expenses, characterized as SG&A and R&D expenses, were $312 million in the first six months of 2010 compared to $289 million in the first six months of 2009. The $12 million increase in SG&A expenses was primarily driven by higher selling expense, due to foreign exchange fluctuations, increased sales headcount and demand creation activity. The $11 million increase in R&D expenses was driven by higher engineering headcount and materials expenses for product development initiatives.

Revenue and Gross Margin by Operating Segment

The following table presents revenue and operating performance by segment for the six months ended June 30:

In millions	2010	% of Revenue	2009	% of Revenue
Revenue
Americas	$533	59%	$434	55%
EMEA	214	24%	215	27%
APJ	152	17%	139	18%

Total revenue	899	100%	788	100%

Gross margin
Americas	317	59.5%	250	57.6%
EMEA	114	53.3%	117	54.4%
APJ	73	48.0%	66	47.5%

Total gross margin	$504	56.1%	$433	54.9%

Americas: Revenue increased 23% in the first six months of 2010 from the first six months of 2009, with an underlying 41% increase in product revenue and a 9% increase in services revenue. The revenue increase included 1% of positive impact from foreign currency fluctuations. Gross margins increased to 59.5% for the first half of 2010, from 57.6% in the first half of 2009, driven primarily by improved consulting services and product margins, as well as a greater percentage of product revenue (as compared to services revenue).

EMEA: Revenue was essentially unchanged in the first six months of 2010 from the first six months of 2009, with an underlying 4% decrease in product revenue roughly offset by a 3% increase in services revenue. Revenues in the first half of the year were not impacted by foreign currency fluctuations. Gross margins decreased to 53.3% for the first half of 2010, from 54.4% in the first half of 2009, with lower maintenance margins and a lower proportion of product revenue (as compared to services revenue) offset in part by improved product margins.

APJ: Revenue increased 9% in the first six months of 2010 from the first six months of 2009, primarily driven by a 19% increase in product revenue. The revenue increase was primarily driven by an 8% benefit from foreign currency fluctuations. Gross margin increased to 48.0% in the first half of 2010, from 47.5% in the first half of 2009. The improvement gross margin was driven primarily by a greater percentage of product revenue (compared to services revenue) and improved product margins, offset in part by lower consulting services margins.

Provision for Income Taxes

The effective tax rate in the first six months of 2010 was 27% compared to 26% in the first six months of 2009. The tax rate for the six months ended June 30, 2010 included a $5 million tax benefit associated with the recognition of certain foreign net operating loss carryforwards resulting from an audit settlement in the first quarter. There were no significant discrete tax items for the six months ended June 30, 2009.

We currently estimate our full-year effective tax rate for 2010 to be approximately 27%—28%, which takes into consideration the uncertainty surrounding the reinstatement in 2010 of the U.S. Federal Research & Development Tax Credit, and our current estimate with respect to pre-tax earnings mix by jurisdiction.

Financial Condition, Liquidity and Capital Resources

Cash provided by operating activities decreased by $68 million in the first six months of 2010. In comparison to the prior-year period, the decrease in cash provided by operating activities in the six months ended June 30, 2010 was principally due to lower collections of receivables and greater reductions of current payables and accrued expenses. These reductions were partially offset by an increase in net income, and greater reductions of deferred revenue as compared to the prior-year period.

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

The table below shows net cash provided by operating activities and capital expenditures for the following periods:

	Six Months Ended June 30,
In millions	2010	2009
Net cash provided by operating activities	$200	$268
Less:
Expenditures for property and equipment	(17)	(13)
Additions to capitalized software	(27)	(27)

Free cash flow	$156	$228

Financing activities and certain other investing activities are not included in our calculation of free cash flow. Other investing activities in the first six months of 2010 primarily consisted of an immaterial business acquisition consummated in the second quarter. Other investing activities in the first six months of 2009 primarily consisted of $25 million in purchases of short-term investments and $65 million in proceeds collected from maturities of short-term investments. Teradata’s short-term investments consist of bank time deposits with original maturities between three months and one year. Teradata’s financing activities for the six months ended June 30, 2010 and June 30, 2009 consisted primarily of cash outflows from our share repurchase activities. During the first six months of 2010, the Company purchased 2.4 million shares of its common stock at an average price per share of $29.51 under share repurchase programs authorized by our Board of Directors in 2008. The first program (the “dilution offset program”) authorizes the Company to purchase Teradata common stock to the extent of cash received from the exercise of stock options and the Teradata Employee Stock Purchase Plan. The second program (the “general share repurchase program”) initially authorized the Company to repurchase an additional $250 million of the Company’s outstanding shares of common stock. On May 4, 2009, the Company’s Board of Directors authorized an additional $300 million increase to the Company’s existing open market share repurchase program and extended the program for a two-year period ending in February 2012. As of June 30, 2010, the Company had $165 million of authorization remaining under its general share repurchase program to repurchase outstanding shares of Teradata common stock. Our share repurchase activity depends on factors such as our working capital needs, our cash requirements for capital investments, our stock price, and economic and market conditions. Proceeds from the Employee Stock Purchase Plan and the exercise of stock options were $12 million for the six months ended June 30, 2010 and $8 million for the six months ended June 30, 2009. These proceeds are included in Other financing activities, net in the Condensed Consolidated Statement of Cash Flows (Unaudited).

Teradata had no short- or long-term debt outstanding as of June 30, 2010, although the Company was in compliance with all covenants of the credit facility. Management believes current cash and short-term investment resources, Company cash flows from operations and its $300 million credit facility will be sufficient to satisfy future working capital, research and development activities, capital expenditures, pension contributions, and other financing requirements for at least the next twelve months. The Company principally holds its cash, cash equivalents and short-term investments in bank deposits, money market funds and government treasuries.

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

In many cases, the accounting treatment of a particular transaction is specifically dictated by GAAP and does not require significant management judgment in its application. There are also areas in which management’s judgment in selecting among available alternatives would not produce a materially different result. The significant accounting policies and estimates that we believe are the most critical to aid in fully understanding and evaluating our reported financial results are discussed in the 2009 Annual Report. Teradata’s senior management has reviewed these critical accounting policies and related disclosures and determined there were no significant changes in our critical accounting policies in the six months ended June 30, 2010. Also, there were no significant changes in our estimates associated with those policies.

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

Based on their evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective to provide reasonable assurance as of June 30, 2010.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the last fiscal quarter ended June 30, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Purchase of Company Common Stock

During the second quarter of 2010, the Company executed minimal purchases of its common stock under the dilution offset program with cash received from the exercise of stock options and the Teradata Employee Stock Purchase Plan. On May 4, 2009, the Company’s Board of Directors authorized an additional $300 million increase to the Company’s existing general share repurchase program. As of June 30, 2010, the Company had $165 million of authorization remaining on the general share repurchase program to repurchase outstanding shares of Teradata common stock.

In addition to those share purchases, Section 16 officers occasionally sell vested shares of restricted stock to the Company at the current market price to cover their withholding taxes. For the six months ended June 30, 2010, the total of these purchases was 22,118 shares at an average price of $29.07 per share.

The following table provides information relating to the Company’s repurchase of common stock for the six months ended June 30, 2010:

Month	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Dilution Offset Program	Total Number of Shares Purchased as Part of Publicly Announced General Share Repurchase Program	Maximum Dollar Value that May Yet Be Purchased Under the Dilution Offset Program	Maximum Dollar Value that May Yet Be Purchased Under the General Share Repurchase Program
First Quarter Total	2,369,181	$29.51	41,700	2,327,481	$4,562,666	$165,028,607

April 2010	193	28.02	193	—	$5,575,364	$165,028,607
May 2010	—	N/A	—	—	$7,456,237	$165,028,607
June 2010	—	N/A	—	—	$11,324,324	$165,028,607

Second Quarter Total	193	$28.02	193	—	$11,324,324	$165,028,607

Item 3.	Defaults Upon Senior Securities.

None

Item 5.	Other Information.

None

Item 6.	Exhibits.

Reference Number per Item 601 of Regulation S-K	Description

2.1	Form of Separation and Distribution Agreement between Teradata Corporation and NCR Corporation (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K dated September 11, 2007).

3.1	Amended and Restated Certificate of Incorporation of Teradata Corporation, as amended and restated on September 24, 2007 (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K dated September 25, 2007).

3.2	Amended and Restated Bylaws of Teradata Corporation, as amended and restated on December 2, 2008 (incorporated by reference to Exhibit 3.2 to the Current Report on Form 8-K dated December 8, 2008).

4.1	Common Stock Certificate of Teradata Corporation (incorporated by reference to Exhibit 4.1 to the Quarterly Report on Form 10-Q dated November 13, 2007).

31.1	Certification pursuant to Rule 13a-14(a), dated August 5, 2010.

31.2	Certification pursuant to Rule 13a-14(a), dated August 5, 2010.

32	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated August 5, 2010.

101	Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Condensed Consolidated Statement of Income for the three and six month periods ended June 30, 2010 and 2009, (ii) the Condensed Consolidated Balance Sheet at June 30, 2010 and December 31, 2009, (iii) the Condensed Consolidated Statement of Cash Flows for the six months ended June 30, 2010 and 2009 and (iv) the notes to the Condensed Consolidated Financial Statements, tagged as blocks of text.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TERADATA CORPORATION

Date: August 5, 2010	By:	/s/ Stephen M. Scheppmann
Stephen M. Scheppmann
Executive Vice President and Chief Financial Officer