Form 10-Q
period 2010-09-30
TERADATA CORP /DE/
filed 2010-11-04
CIK 816761

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission File Number 001-33458

TERADATA CORPORATION

(Exact name of registrant as specified in its charter)

Delaware	75-3236470
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

10000 Innovation Drive

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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

At October 29, 2010, the registrant had approximately 167.5 million shares of common stock outstanding.

Part 1—FINANCIAL INFORMATION

Item 1.	Financial Statements.

Teradata Corporation

Condensed Consolidated Statements of Income (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
In millions, except per share amounts	2010	2009	2010	2009
Revenue
Product revenue	$243	$191	$666	$533
Service revenue	246	234	722	680

Total revenue	489	425	1,388	1,213

Costs and operating expenses
Cost of products	72	72	215	192
Cost of services	138	126	390	361
Selling, general and administrative expenses	133	113	377	345
Research and development expenses	40	26	108	83

Total costs and operating expenses	383	337	1,090	981

Income from operations	106	88	298	232
Other expense, net	0	(4)	0	(4)

Income before income taxes	106	84	298	228

Income tax expense	31	21	82	58

Net income	$75	$63	$216	$170

Net income per weighted average common share
Basic	$0.45	$0.37	$1.29	$0.99
Diluted	$0.44	$0.36	$1.27	$0.98

Weighted average common shares outstanding
Basic	167.2	171.7	167.3	172.4
Diluted	170.1	174.1	170.1	174.1

See Notes to Condensed Consolidated Financial Statements (Unaudited).

Teradata Corporation

Condensed Consolidated Balance Sheets (Unaudited)

In millions, except per share amounts	September 30, 2010	December 31, 2009
Assets
Current Assets
Cash and cash equivalents	$741	$661
Accounts receivable, net	411	387
Inventories	65	47
Other current assets	55	57

Total current assets	1,272	1,152
Property and equipment, net	103	95
Capitalized software, net	114	102
Goodwill	136	109
Deferred income taxes	69	84
Other assets	61	27

Total assets	$1,755	$1,569

Liabilities and stockholders’ equity
Current liabilities
Accounts payable	$88	$102
Payroll and benefits liabilities	124	109
Deferred revenue	265	256
Other current liabilities	73	76

Total current liabilities	550	543
Pension and other postemployment plan liabilities	85	83
Other liabilities	36	33

Total liabilities	671	659

Commitments and contingencies (Note 6)

Stockholders’ equity
Preferred stock: par value $0.01 per share, 100.0 shares authorized, no shares issued and outstanding at September 30, 2010 and December 31, 2009	0	0
Common stock: par value $0.01 per share, 500.0 shares authorized, 184.1 and 182.6 shares issued at September 30, 2010 and December 31, 2009, respectively	2	2
Paid-in capital	663	622
Treasury stock: 16.8 and 13.9 shares at September 30, 2010 and December 31, 2009, respectively	(399)	(311)
Retained earnings	800	583
Accumulated other comprehensive income	18	14

Total stockholders’ equity	1,084	910

Total liabilities and stockholders’ equity	$1,755	$1,569

See Notes to Condensed Consolidated Financial Statements (Unaudited).

Teradata Corporation

Condensed Consolidated Statements of Cash Flows (Unaudited)

	Nine Months Ended September 30,
In millions	2010	2009
Operating activities
Net income	$216	$170
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	43	46
Stock-based compensation expense	18	17
Excess tax benefit from stock-based compensation	(3)	(2)
Deferred income taxes	16	23
Impairment of equity investment	0	5
Changes in assets and liabilities:
Receivables	(24)	121
Inventories	(18)	(1)
Current payables and accrued expenses	(7)	(16)
Deferred revenue	11	7
Other assets and liabilities	13	(6)

Net cash provided by operating activities	265	364

Investing activities
Proceeds from sales and maturities of short-term investments	0	65
Purchases of short-term investments	0	(25)
Expenditures for property and equipment	(25)	(18)
Additions to capitalized software	(37)	(43)
Other investing activities and business acquisitions, net	(61)	6

Net cash used in investing activities	(123)	(15)

Financing activities
Repurchases of common stock	(88)	(71)
Excess tax benefit from stock-based compensation	3	2
Other financing activities, net	21	14

Net cash used in financing activities	(64)	(55)

Effect of exchange rate changes on cash and cash equivalents	2	8

Increase in cash and cash equivalents	80	302
Cash and cash equivalents at beginning of period	661	402

Cash and cash equivalents at end of period	$741	$704

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

3. Supplemental Financial Information

	Three Months Ended September 30,		Nine Months Ended September 30,
In millions	2010	2009	2010	2009
Comprehensive Income
Net income	$75	$63	$216	$170
Other comprehensive income, net of tax:
Net change in unrealized components of defined benefit plans, net of tax	(1)	—	(1)	—
Currency translation adjustments	4	3	5	7

Total comprehensive income	$78	$66	$220	$177

	As of
In millions	September 30, 2010	December 31, 2009
Inventories
Finished goods	$41	$27
Service parts	24	20

Total inventories	$65	$47

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

The effective tax rate for the three months ended September 30, 2010 and September 30, 2009 was 29% and 25%, respectively. The effective tax rate for the nine months ended September 30, 2010 and September 30, 2009 was 28% and 25%, respectively. The tax rate for the nine months ended September 30, 2010 included a $5 million, or 2%, tax benefit associated with the recognition of certain foreign net operating loss carryforwards resulting from an audit settlement in the first quarter of 2010.

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

All derivatives are recognized in the Condensed Consolidated Balance Sheet at their fair value. The fair values of foreign exchange contracts are based on market spot and forward exchange rates. As these fair value amounts relate to open foreign exchange contracts which have not yet reached maturity, they represent possible gains or losses that may not be realized in the future. Changes in the fair value of derivative financial instruments, along with the loss or gain on the hedged asset or liability, are recorded in current period earnings. The notional amounts represent agreed-upon amounts on which calculations of dollars to be exchanged are based, and are an indication of the extent of Teradata’s involvement in such instruments. These notional amounts do not represent amounts exchanged by the parties and, therefore, are not a measure of the instrument’s fair value. Across its portfolio of contracts, Teradata has both long and short positions relative to the U.S. dollar. As a result, Teradata’s net exposure is less than the total contract notional amount of the Company’s foreign exchange forward contracts.

At September 30, 2010, the contract notional amount of the Company’s foreign exchange forward contracts was $70 million ($29 million on a net basis). At September 30, 2010, the Company had no material liabilities for active foreign exchange forward contracts currently in an unrealized loss position, and no material fair value assets for its active foreign exchange forward contracts currently in an unrealized gain position.

Gains and losses from the Company’s fair value hedges (foreign currency forward contracts and related hedged items) were immaterial for the three and nine months ended September 30, 2010 and September 30, 2009. Gains and losses from foreign exchange forward contracts are fully recognized each period and reported along with the offsetting gain or loss of the related hedged item, either in cost of products or in other income, depending on the nature of the related hedged item.

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

Guarantees and Product Warranties. Guarantees associated with the Company’s business activities are reviewed for appropriateness and impact to the Company’s financial statements. Periodically, the Company’s customers enter into various leasing arrangements coordinated with a leasing company. In some instances, the Company guarantees the leasing company a minimum value at the end of the lease term on the leased equipment. As of September 30, 2010, the maximum future payment obligation of this guaranteed value and the associated liability balance was $4 million.

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

The following table identifies the activity relating to the warranty reserve for the nine months ended September 30:

In millions	2010	2009
Warranty reserve liability
Beginning balance at January 1	$5	$6
Provisions for warranties issued	11	8
Settlements (in cash or in kind)	(10)	(9)

Balance at September 30	$6	$5

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

The Company’s assets and liabilities measured at fair value on a recurring basis include money market funds and foreign currency exchange contracts. A portion of the Company’s excess cash reserves are held in money market funds which generate interest income based on the prevailing market rates. Money market funds are included in cash and cash equivalents in the Company’s balance sheet. Money market fund holdings are measured at fair value using quoted market prices and are classified within Level 1 of the valuation hierarchy. When deemed appropriate, the Company minimizes its exposure to changes in foreign currency exchange rates through the use of derivative financial instruments, specifically, forward foreign exchange contracts. The fair value of these contracts are measured at the end of each interim reporting period using observable inputs other than quoted prices, specifically market spot and forward exchange rates. As such, these derivative instruments are classified within Level 2 of the valuation hierarchy. Unrealized fair value gains for open contracts are recognized as assets and unrealized fair value losses are recognized as liabilities in the Company’s Condensed Consolidated Balance Sheets. At September 30, 2010, the Company had no material fair value liabilities for open foreign exchange forward contracts currently in an unrealized loss position, and no material fair value assets for open foreign exchange forward contracts currently in an unrealized gain position. At December 31, 2009, the Company had no material fair value gains or losses for its open foreign exchange forward contracts. Any realized gains or losses would be mitigated by corresponding gains or losses on the underlying exposures.

The Company’s assets and liabilities measured at fair value on a recurring basis at September 30, 2010 were as follows:

		Fair Value Measurements at Reporting Date Using
In millions	September 30, 2010	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Money market funds	$409	$409	$—	$—

The Company’s assets and liabilities measured at fair value on a recurring basis at December 31, 2009 were as follows:

		Fair Value Measurements at Reporting Date Using
In millions	December 31, 2009	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Money market funds	$403	$403	$—	$—

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

The components of basic and diluted earnings per share are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
In millions, except per share amounts	2010	2009	2010	2009
Net income available for common stockholders	$75	$63	$216	$170

Weighted average outstanding shares of common stock	167.2	171.7	167.3	172.4
Dilutive effect of employee stock options and restricted stock	2.9	2.4	2.8	1.7

Common stock and common stock equivalents	170.1	174.1	170.1	174.1

Earnings per share:
Basic	$0.45	$0.37	$1.29	$0.99
Diluted	$0.44	$0.36	$1.27	$0.98

Employee stock options to purchase 0.4 million shares of common stock for the nine months ended September 30, 2010 and 0.8 million and 2.0 million shares for the three and nine months ended September 30, 2009 were not included in the computation of diluted earnings per share because their exercise prices were greater than the average market price of the common shares for the respective periods and, therefore, the effect would have been anti-dilutive. There were no such anti-dilutive options outstanding for the three months ended September 30, 2010.

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

The following table presents regional segment revenue and gross margin for the Company:

	Three Months Ended September 30,		Nine Months Ended September 30,
In millions	2010	2009	2010	2009
Revenue
Americas	$292	$247	$825	$681
EMEA	109	109	323	324
APJ	88	69	240	208

Total revenue	489	425	1,388	1,213

Gross margin
Americas	180	138	497	388
EMEA	56	58	170	175
APJ	43	31	116	97

Total gross margin	279	227	783	660

Selling, general and administrative expenses	133	113	377	345
Research and development expenses	40	26	108	83

Total income from operations	$106	$88	$298	$232

The following table presents revenue by product and services for the Company:

	Three Months Ended September 30,		Nine Months Ended September 30,
In millions	2010	2009	2010	2009
Products (software and hardware)(1)	$243	$191	$666	$533

Consulting services	131	124	380	357
Maintenance services	115	110	342	323

Total services	246	234	722	680

Total revenue	$489	$425	$1,388	$1,213

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

Third Quarter Financial Overview

As more fully discussed in later sections of this MD&A, the following were significant financial items for the third quarter of 2010:

•

Total revenue was $489 million for the third quarter of 2010, up 15% from the third quarter of 2009. Higher product revenue, particularly in the North America and Latin America (“Americas”); and the Asia Pacific and Japan (“APJ”) regions, was the primary driver in the reported year-over-year revenue growth.

•	Gross margin increased to 57.1% in the third quarter of 2010 from 53.4% in the third quarter of 2009. Gross margins increased primarily due to improved product margins in the Americas region.

•

Operating income was $106 million in the third quarter of 2010, compared to $88 million in the third quarter of 2009. The increase in operating income was largely due to revenue growth, particularly product revenue, as well as improved product margins, offset in part by higher research and development (“R&D”) expenses, selling expenses and services costs.

•

Net income of $75 million in the third quarter of 2010 increased 19% from $63 million in the third quarter of 2009, based primarily on higher product revenues, as well as improved product margins, offset in part by a higher effective income tax rate.

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

•

Invest to extend Teradata’s core technology and expand our family of compatible data warehouse platforms to address multiple market segments and solution offerings through internal development and targeted strategic acquisition initiatives,

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

As a portion of the Company’s operations and revenue occur outside the United States, and in currencies other than the U.S. dollar, the Company is exposed to fluctuations in foreign currency exchange rates. In 2010, Teradata expects approximately one percentage point of benefit from currency translation on its reported revenue and a corresponding currency impact on operating income, based on currency rates as of October 27, 2010.

The United States and other international economies, significant to Teradata’s sales efforts, experienced severe economic recessions in 2009, which had an adverse impact on IT budgets and capital spending trends, and contributed to lengthened sales cycles for acquiring Teradata products and services. While recently there have been some signs of economic recovery particularly with respect to information technology spending, the scope and stability of such recovery, as well as the related impact on our current and potential customers, still remains unclear. The size, timing and contracted terms of large customer orders for our products and services can impact, both positively and negatively, our operating results.

While macroeconomic challenges and fluctuations in the IT environment do occur, our long-term outlook remains positive. We did not experience significant changes in the first nine months of 2010 due to competitive and/or pricing trends for our enterprise data warehouse (“EDW”) or appliance solutions, although there is always a risk that pricing pressure for either of these solutions could occur in the future. Additionally, as companies look to reduce ongoing operating expenses, customers may choose to go to lower maintenance service level agreements which could lead to revenue pressure on our maintenance services business. We continue to be committed to new product development and achieving a responsive yield from our research and development spending and resources, which are intended to drive future demand. We also continue to evaluate opportunities to increase our market coverage and are committed to continuing to increase our number of sales territories, among other things, to drive future revenue growth. Given the length of sales cycles, new sales account territories typically take more than two years, on average, to become productive.

Results of Operations for the Three Months Ended September 30, 2010

Compared to the Three Months Ended September 30, 2009

In millions	2010	% of Revenue	2009	% of Revenue
Product revenue	$243	49.7%	$191	44.9%
Service revenue	246	50.3%	234	55.1%

Total revenue	489	100%	425	100%

Gross margin
Product gross margin	171	70.4%	119	62.3%
Service gross margin	108	43.9%	108	46.2%

Total gross margin	279	57.1%	227	53.4%

Operating expenses
Selling, general and administrative expenses	133	27.2%	113	26.6%
Research and development expenses	40	8.2%	26	6.1%

Total operating expenses	173	35.4%	139	32.7%

Operating income	$106	21.7%	$88	20.7%

Revenue

Teradata revenue increased 15% in the third quarter of 2010 compared to the third quarter of 2009. The revenue increase was not significantly impacted by foreign currency fluctuations. Product revenue increased 27% in the third quarter of 2010 from the prior-year period, driven by growth in the Americas and APJ regions. Service revenue in the third quarter of 2010 increased 5% from the prior-year period, with an underlying 6% increase in consulting services revenue, and 5% increase in maintenance services revenue, as compared to the prior-year period.

Gross Margin

Gross margin for the third quarter of 2010 was 57.1% compared to 53.4% in the third quarter of 2009. Product gross margin increased to 70.4% in the third quarter of 2010, compared to 62.3% in the prior-year period. Product margins increased across all three regions, led by the Americas region which benefitted from improved deal mix as compared to the prior-year period. The term “deal mix” refers to the revenue mix of our product sales consummated in a particular period, including both software versus hardware content and mix, and amount and mix of third-party products re-sold. Service gross margin decreased to 43.9% in the third quarter of 2010 compared to 46.2% in the prior-year period. The lower service margins were driven by the Europe, Middle East and Africa (“EMEA”) and APJ regions. Our consulting services business is beginning to expand their headcount again in response to growing business opportunities, and that new headcount can have an impact on margins, particularly while they are being trained and are not yet fully productive.

Operating Expenses

Total operating expenses, characterized as selling, general and administrative expenses (“SG&A”) and R&D expenses, were $173 million in the third quarter of 2010 compared to $139 million in the third quarter of 2009. The $20 million increase in SG&A expenses was largely driven by higher selling expense, due primarily to our strategic initiative to add sales headcount, as well as higher variable compensation across the Company. General and administrative expenses were also somewhat higher, as compared to the prior-year period, due to a return of expenses that were eliminated or reduced in 2009, including base compensation increases as well as training and education activity. The $14 million increase in R&D expenses was driven by higher engineering headcount expenses, as well as $5 million less in capitalization of software development cost as compared to the prior-year period.

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

The following table presents revenue and operating performance by segment for the three months ended September 30:

In millions	2010	% of Revenue	2009	% of Revenue
Revenue
Americas	$292	60%	$247	58%
EMEA	109	22%	109	26%
APJ	88	18%	69	16%

Total revenue	489	100%	425	100%

Gross margin
Americas	180	61.6%	138	55.9%
EMEA	56	51.4%	58	53.2%
APJ	43	48.9%	31	44.9%

Total gross margin	$279	57.1%	$227	53.4%

Americas: Revenue increased 18% in the third quarter of 2010 from the third quarter of 2009, largely driven by a 31% increase in product revenue. The revenue increase was not significantly impacted by foreign currency fluctuations. Gross margins increased to 61.6% for the third quarter of 2010, from 55.9% in the third quarter of 2009, driven primarily by higher product margins, which benefitted from an improved deal mix as compared to the prior-year period.

EMEA: Revenue was unchanged in the third quarter of 2010 from the third quarter of 2009. Revenue in the third quarter of 2010 included 7% of negative impact from foreign currency fluctuations. Gross margins decreased to 51.4% for the third quarter of 2010, from 53.2% in the third quarter of 2009, driven by lower services margins, offset somewhat by higher product margins.

APJ: Revenue increased 28% in the third quarter of 2010 from the third quarter of 2009, led by a 64% increase in product revenue. The revenue increase included 9% of benefit from foreign currency fluctuations. Gross margin increased to 48.9% in the third quarter of 2010, from 44.9% in the third quarter of 2009. The gross margin improvement was driven primarily by higher product margins, which benefitted from foreign currency translation, as well as a greater proportion of product revenue (as compared to services revenue), offset in part by lower consulting services margins.

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

The effective tax rate in the third quarter of 2010 was 29% compared to 25% in the third quarter of 2009, driven mostly by a higher proportion of U.S. pre-tax earnings mix as described above. There was not a significant discrete tax item for either of the three months ended September 30, 2010 or September 30, 2009.

Results of Operations for the Nine Months Ended September 30, 2010

Compared to the Nine Months Ended September 30, 2009

In millions	2010	% of Revenue	2009	% of Revenue
Product revenue	$666	48.0%	$533	43.9%
Service revenue	722	52.0%	680	56.1%

Total revenue	1,388	100%	1,213	100%

Gross margin
Product gross margin	451	67.7%	341	64.0%
Service gross margin	332	46.0%	319	46.9%

Total gross margin	783	56.4%	660	54.4%

Operating expenses
Selling, general and administrative expenses	377	27.2%	345	28.4%
Research and development expenses	108	7.8%	83	6.8%

Total operating expenses	485	34.9%	428	35.3%

Operating income	$298	21.5%	$232	19.1%

Revenue

Teradata revenue increased 14% in the first nine months of 2010 compared to the first nine months of 2009. The revenue increase included a net positive effect of 1% from foreign currency fluctuations. Product revenue increased 25% in the first nine months of 2010 from the prior-year period, driven by the Americas and APJ regions. Service revenue in the first half of 2010 increased 6% from the prior-year period, with comparable increases in both consulting and maintenance services revenue.

Gross Margin

Gross margin for the first nine months of 2010 was 56.4% compared to 54.4% in the first nine months of 2009. Product gross margin increased to 67.7% in the first three quarters of 2010, compared to 64.0% in the prior-year period, with improvements in all three regions. Service gross margin was lower at 46.0% in the first three quarters of 2010 compared to 46.9% in the prior-year period, due to lower maintenance services margins as compared to the prior-year period.

Operating Expenses

Total operating expenses, characterized as SG&A and R&D expenses, were $485 million in the first nine months of 2010 compared to $428 million in the first nine months of 2009. The $32 million increase in SG&A expenses was primarily driven by higher selling expense, due to our strategic initiative to add sales headcount, as well as higher variable compensation across the Company. General and administrative expenses were also somewhat higher, as compared to the prior-year period, due to a return of expenses that were eliminated or reduced in 2009, including base compensation increases as well as training and education activity. The $25 million increase in R&D expenses was driven by higher engineering headcount and materials expenses for product development initiatives, as well as $6 million less in capitalization of software development cost as compared to the prior-year period.

Revenue and Gross Margin by Operating Segment

The following table presents revenue and operating performance by segment for the nine months ended September 30:

In millions	2010	% of Revenue	2009	% of Revenue
Revenue
Americas	$825	59%	$681	56%
EMEA	323	23%	324	27%
APJ	240	17%	208	17%

Total revenue	1,388	100%	1,213	100%

Gross margin
Americas	497	60.2%	388	57.0%
EMEA	170	52.6%	175	54.0%
APJ	116	48.3%	97	46.6%

Total gross margin	$783	56.4%	$660	54.4%

Americas: Revenue increased 21% in the first nine months of 2010 from the first nine months of 2009, largely driven by an underlying 37% increase in product revenue. The revenue increase included 1% of positive impact from foreign currency fluctuations. Gross margins increased to 60.2% for the first nine months of 2010, from 57.0% in the prior-year period, driven primarily by improved product margins, as well as improved consulting services margins and a greater percentage of product revenue (as compared to services revenue).

EMEA: Revenue was essentially unchanged in the first nine months of 2010 from the first nine months of 2009. Revenues in the first nine months of the year included 2% of negative impact from foreign currency fluctuations. Gross margins decreased to 52.6% for the first nine months of 2010, from 54.0% in the first nine months of 2009, with lower services margins and a lower proportion of product revenue (as compared to services revenue) offset in part by improved product margins.

APJ: Revenue increased 15% in the first nine months of 2010 from the first nine months of 2009, primarily driven by a 33% increase in product revenue. The revenue increase included 8% of positive impact from foreign currency fluctuations. Gross margin increased to 48.3% in the first nine months of 2010, from 46.6% in the first nine months of 2009. The improvement in gross margin was driven primarily by improved product margins and a greater percentage of product revenue (compared to services revenue), and benefit from foreign currency translation, offset in part by lower consulting services margins.

Provision for Income Taxes

The effective tax rate in the first nine months of 2010 was 28% compared to 25% in the first nine months of 2009. The tax rate for the nine months ended September 30, 2010 included a $5 million (or 2%) tax benefit associated with the recognition of certain foreign net operating loss carryforwards resulting from an audit settlement in the first quarter of 2010. There were no significant discrete tax items for the nine months ended September 30, 2009.

We currently estimate our full-year effective tax rate for 2010 to be approximately 27%, which takes into consideration our current estimate with respect to pre-tax earnings mix by jurisdiction. If the U.S. Federal Research & Development Tax Credit is not retroactively reinstated by Congress before year end, our full-year effective tax rate for 2010 would increase to approximately 28%.

Financial Condition, Liquidity and Capital Resources

Cash provided by operating activities decreased by $99 million in the first nine months of 2010. In comparison to the prior-year period, the decrease in cash provided by operating activities in the nine months ended September 30, 2010 was principally due to lower collections of receivables and an increase in the overall receivables balance, due to higher revenue. This impact was partially offset by an increase in net income as compared to the prior-year period.

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

The table below shows net cash provided by operating activities and capital expenditures for the following periods:

	Nine Months Ended September 30,
In millions	2010	2009
Net cash provided by operating activities	$265	$364
Less:
Expenditures for property and equipment	(25)	(18)
Additions to capitalized software	(37)	(43)

Free cash flow	$203	$303

Financing activities and certain other investing activities are not included in our calculation of free cash flow. Other investing activities in the first nine months of 2010 primarily consisted of two immaterial business acquisitions and an immaterial cost-method equity investment. These transactions are in line with our on-going strategic initiatives to extend the reach of Teradata’s core technology and platform offerings, as well as to increase the number of solutions available on Teradata platforms. Other investing activities in the first nine months of 2009 primarily consisted of $25 million in purchases of short-term investments and $65 million in proceeds collected from maturities of short-term investments. Teradata’s short-term investments consisted of bank time deposits with original maturities between three months and one year. Teradata’s financing activities for the nine months ended September 30, 2010 and September 30, 2009 consisted primarily of cash outflows from our share repurchase activities. During the first nine months of 2010, the Company purchased 2.9 million shares of its common stock at an average price per share of $29.57 under share repurchase programs authorized by our Board of Directors in 2008. The first program (the “dilution offset program”) authorizes the Company to purchase Teradata common stock to the extent of cash received from the exercise of stock options and the Teradata Employee Stock Purchase Plan. The second program (the “general share repurchase program”) initially authorized the Company to repurchase $250 million of the Company’s outstanding shares of common stock. On May 4, 2009, the Company’s Board of Directors authorized an additional $300 million increase to the Company’s existing open market share repurchase program and extended the program for a two-year period ending in February 2012. As of September 30, 2010, the Company had $161 million of authorization remaining under its general share repurchase program to repurchase outstanding shares of Teradata common stock. Our share repurchase activity depends on factors such as our working capital needs, our cash requirements for capital investments, our stock price, and economic and market conditions. Proceeds from the Employee Stock Purchase Plan and the exercise of stock options were $21 million for the nine months ended September 30, 2010, and $14 million for the nine months ended September 30, 2009. These proceeds are included in Other financing activities, net in the Condensed Consolidated Statement of Cash Flows (Unaudited).

Teradata had no short- or long-term debt outstanding as of September 30, 2010, although the Company was in compliance with all covenants of the credit facility. Management believes current cash and short-term investment resources, Company cash flows from operations and its $300 million credit facility will be sufficient to satisfy future working capital, research and development activities, capital expenditures, pension contributions, and other financing requirements for at least the next twelve months. The Company principally holds its cash, cash equivalents and short-term investments in bank deposits, money market funds and government treasuries.

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

In many cases, the accounting treatment of a particular transaction is specifically dictated by GAAP and does not require significant management judgment in its application. There are also areas in which management’s judgment in selecting among available alternatives would not produce a materially different result. The significant accounting policies and estimates that we believe are the most critical to aid in fully understanding and evaluating our reported financial results are discussed in the 2009 Annual Report. Teradata’s senior management has reviewed these critical accounting policies and related disclosures and determined there were no significant changes in our critical accounting policies in the nine months ended September 30, 2010. Also, there were no significant changes in our estimates associated with those policies.

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

Based on their evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective to provide reasonable assurance as of September 30, 2010.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the last fiscal quarter ended September 30, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Purchase of Company Common Stock

During the third quarter of 2010, the Company executed purchases for approximately 0.6 million shares of its common stock at an average price per share of $29.82 under the two share repurchase programs authorized by our Board of Directors in 2008. The first program (the “dilution offset program) authorizes the Company to purchase Teradata common stock to the extent of cash received from the exercise of stock options and the Teradata Employee Stock Purchase Plan. The second program (the “general share repurchase program”) authorizes the Company to repurchase $250 million of the Company’s outstanding shares of common stock. On May 4, 2009, the Company’s Board of Directors authorized an additional $300 million increase to the Company’s existing general share repurchase program. As of September 30, 2010, the Company had $161 million of authorization remaining on the general share repurchase program to repurchase outstanding shares of Teradata common stock.

In addition to those share purchases, Section 16 officers occasionally sell vested shares of restricted stock to the Company at the current market price to cover their withholding taxes. For the nine months ended September 30, 2010, the total of these purchases was 22,118 shares at an average price of $29.07 per share.

The following table provides information relating to the Company’s repurchase of common stock for the nine months ended September 30, 2010:

Month	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Dilution Offset Program	Total Number of Shares Purchased as Part of Publicly Announced General Share Repurchase Program	Maximum Dollar Value that May Yet Be Purchased Under the Dilution Offset Program	Maximum Dollar Value that May Yet Be Purchased Under the General Share Repurchase Program
First Quarter Total	2,369,181	$29.51	41,700	2,327,481	$4,562,666	$165,028,607

Second Quarter Total	193	$28.02	193	—	$11,324,324	$165,028,607

July 2010	—	N/A	—	—	$12,098,339	$165,028,607
August 2010	558,667	$29.82	408,667	150,000	$1,414,483	$160,604,657
September 2010	—	N/A	—	—	$7,856,851	$160,604,657

Third Quarter Total	558,667	$29.82	408,667	150,000	$7,856,851	$160,604,657

Item 3.	Defaults Upon Senior Securities.

None

Item 5.	Other Information.

None

Item 6.	Exhibits.

Reference Number per Item 601 of Regulation S-K	Description

2.1	Form of Separation and Distribution Agreement between Teradata Corporation and NCR Corporation (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K dated September 11, 2007).

3.1	Amended and Restated Certificate of Incorporation of Teradata Corporation, as amended and restated on September 24, 2007 (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K dated September 25, 2007).

3.2	Amended and Restated Bylaws of Teradata Corporation, as amended and restated on December 2, 2008 (incorporated by reference to Exhibit 3.2 to the Current Report on Form 8-K dated December 8, 2008).

4.1	Common Stock Certificate of Teradata Corporation (incorporated by reference to Exhibit 4.1 to the Quarterly Report on Form 10-Q dated November 13, 2007).

31.1	Certification pursuant to Rule 13a-14(a), dated November 4, 2010.

31.2	Certification pursuant to Rule 13a-14(a), dated November 4, 2010.

32	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated November 4, 2010.

101	Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Condensed Consolidated Statement of Income for the three and nine month periods ended September 30, 2010 and 2009, (ii) the Condensed Consolidated Balance Sheet at September 30, 2010 and December 31, 2009, (iii) the Condensed Consolidated Statement of Cash Flows for the nine months ended September 30, 2010 and 2009 and (iv) the notes to the Condensed Consolidated Financial Statements, tagged as blocks of text.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TERADATA CORPORATION

Date: November 4, 2010	By: /s/ Stephen M. Scheppmann
Stephen M. Scheppmann
Executive Vice President and Chief Financial Officer