Form 10-K
period 2010-12-31
TERADATA CORP /DE/
filed 2011-03-01
CIK 816761

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2010

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of voting stock held by non-affiliates of the registrant as of June 30, 2010, was approximately $5.1 billion.

At January 31, 2011, there were approximately 168.2 million shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Part III:	Portions of the registrant’s Notice of Annual Meeting of Stockholders and Proxy Statement, to be filed with the Securities and Exchange Commission pursuant to Regulation 14A within 120 days after registrant’s fiscal year end of December 31, 2010 are incorporated herein by reference.

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

•	fluctuations in our operating results, timing of transactions, unanticipated delays or accelerations in our sales cycles and the difficulty of accurately estimating revenues;

•	our ability to successfully integrate our recent acquisitions;

•

the impact of global economic fluctuations on the markets in general or on the ability of our suppliers and customers to meet their commitments to us, or the timing of purchases by our current and potential customers; and

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

Overview. Teradata Corporation (“we,” “us,” “Teradata,” or the “Company”) is a global leader in enterprise data warehousing (“EDW”), including enterprise analytic technologies and services, and with the acquisition of Aprimo, Inc. (“Aprimo”) in early 2011, a global provider of integrated marketing software. Our data warehousing solutions are comprised of software, hardware, and related business consulting and support services. Recognized as market leading by both industry analysts and customers, our solutions integrate an organization’s departmental and enterprise-wide data—about customers, financials, operations, and more—into a single enterprise-wide data warehouse. Our enterprise analytical technologies then transform that data into actionable “enterprise intelligence.” This intelligence offers our customers a single view of their business, and the ability to leverage their organization’s data as a strategic corporate asset to gain competitive and operational advantage. Companies today realize that they require better information derived from their data to run their business, and are seeing data volumes and data sources continue to multiply. Using Teradata solutions, they can access more timely and accurate information, obtain better insight about all aspects of their business, and make decisions with greater speed and precision to drive profitable growth. Teradata is designed to enable our customers to maximize business value while minimizing their total costs.

We serve customers across a broad set of industries from around the world—ranging from small departmental and corporate implementations to many of the world’s largest data warehouses. Teradata operates from three main locations in the United States: Johns Creek (Atlanta), Georgia; Dayton, Ohio; and Rancho Bernardo (San Diego), California. In addition, we have sales and services offices located in approximately 40 countries. For the full year ended December 31, 2010, we had net income of $301 million and total revenues of $1.936 billion, of which approximately 60% was derived in the North America and Latin America region (the “Americas”), 23% in the Europe, Middle East and Africa region (“EMEA”), and 17% in the Asia Pacific and Japan region (“APJ”), demonstrating our diversified business model. For financial information about these geographic areas that are also our reportable segments, see “Note 10—Segment, Other Supplemental Information and Concentrations” in Notes to Consolidated Financial Statements elsewhere in this Annual Report.

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

•

high levels of data growth are being driven by new data types, in particular unstructured data, often referred to as “big data,” examples of which include web logs, radio-frequency identification (“RFID”), sensor and social network data, Internet text and search indexing, call detail records, genomics, astronomy, biological research and military surveillance information, medical records, photography archives, video archives, and large scale eCommerce data;

•

economic and business uncertainty combined with intense competition is driving companies to increasingly adopt data and analytic technologies to address the vast complexity inherent in their markets and businesses;

•	globalization, mobility, security concerns and increased government regulation are creating the need for enhanced visibility across the entire enterprise at all times;

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

•

manage and analyze this data through the Teradata database software and tools, data mining, master data management and other enterprise analytical applications, such as customer management, demand and supply chain management, enterprise risk management, and financial management; and

•	integrate analytics-based decisions into operational processes.

Our solutions allow customers to (1) obtain an integrated view of their business (including customers, products, channels, financials, suppliers, partners, services, etc.), and (2) transform business data into useful, insightful and actionable business intelligence.

In 2008, Teradata launched a new purpose-built Teradata Platform Family adding the Data Mart Appliance, the Data Warehouse Appliance, and the Extreme Data Appliance to the existing Active Enterprise Data Warehouse platform. The Teradata Extreme Performance Appliance was added in 2009. The Teradata Platform Family was released to extend market reach and opportunity to new customers and to grow Teradata’s share of information technology (“IT”) spending within our existing customer base, by providing solutions from data marts, to entry-level data warehouses, to specialized analytical solutions and our active data warehouses. Teradata’s purpose-built Platform Family allows customers to standardize on the Teradata database system, leveraging their existing training knowledge and experience, to meet all their analytical architecture needs at various price points.

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

•

Teradata Platform—For the hardware component of our solutions, Teradata integrates and optimizes open systems industry standard hardware components with our value-added, fault-tolerant BYNET MPP interconnect. We utilize industry standard Intel® XEON 64-bit servers, along with industry-standard storage offerings, to provide seamless, transparent scalability. Our research and development efforts have sought to optimize the Teradata Platform Family as high performance, scalable, and easily supportable MPP systems, purpose-built to meet the analytical architecture needs of our customers, and to optimize the performance of the Teradata database software.

•

Teradata Logical Data Models—Our enterprise industry logical data models (“LDMs”) are designed to be easy-to-follow blueprints for designing an enterprise data warehouse that reflects business priorities tailored to the specific needs of a particular industry. Additionally, in 2010 we released our Unified LDM, providing a unified view across multiple common subject areas. Our LDMs are licensed to our customers as a key component of our data warehousing solutions. We also offer subscriptions that provide our customers with when-and-if-available upgrades and enhancements to our LDMs.

•

Teradata Analytic Applications and Tools—We offer a full suite of data access and management tools and applications that leverage enterprise intelligence to solve business problems. These tools and applications include: data mining, master data management, integrated marketing management, enterprise risk management, finance and performance management, demand and supply chain management, and profitability analytics. In early 2011, Teradata acquired Aprimo, a global provider of integrated marketing software. With Aprimo, Teradata will expand its offering of business analytics with integrated marketing solutions that enable customers to improve marketing performance with data-driven insights.

•

Teradata Integrated Analytics—This portfolio enables businesses to convert their traditional data warehouse into an analytic services environment to meet the challenges of unstructured data (or “big data”), complex analytics, mobile business intelligence, social analytics, pervasive business intelligence, agile analytics, and the many demands driven by new and diverse data and analytics. Teradata Integrated Analytics is a comprehensive portfolio of high-performance, in-database analytics technology and services that enable businesses to deliver consistent, high-value analytics across their analytics user community.

Our service offerings include:

•

Teradata Consulting Services—Teradata consultants combine a patented methodology with extensive industry expertise and hands-on experience to help our customers quickly recognize business value and minimize risk by using data warehousing. We employ skilled consultants who provide data warehousing business impact modeling, design, architecture, installation, implementation, and optimization consulting services, as well as enterprise analytics consulting, data management services, and managed services. Our Global Consulting Centers around the world are staffed with professionals trained in our patented solutions methodology, and supplement local area consulting teams by accessing and utilizing the accumulated wealth of our global knowledge base and providing offshore consulting resources as needed.

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

Our Strategy. Teradata is a leader in helping companies manage and analyze growing data volumes and complexity to gain business insight and competitive advantage. Teradata’s efforts are primarily focused on data warehousing, data analytics, and marketing and business applications. We have four key initiatives underway to broaden our position in the market and take advantage of this opportunity. These initiatives are to:

•

Invest to extend Teradata’s core technology and software application offerings, and expand our family of compatible data warehouse platforms to address multiple market segments and solution offerings through internal development and targeted strategic acquisitions,

•	Differentiate Teradata technology and drive platform demand by delivering services that enable customers to achieve best-in-class analytics,

•	Invest in partnerships to increase the number of solutions available on Teradata platforms, maximize customer value and increase our market coverage, and

•	Continue to seek opportunities to increase our market coverage through additional sales territories (hiring incremental sales account executives as well as technology and industry consultants).

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

With more than 30 years of experience, Teradata is a leader in implementing data warehouse solutions. Our customers represent some of the best-known Global 3000 companies. Teradata solutions support: the top ten global telecommunication firms, eight of the top ten travel and transportation companies, seven of the top ten global retailers, and seven of the top ten global financial companies. (Rankings are based on the 2010 Fortune Global Rankings and Teradata customers as of 2010.) Although Teradata is a well-established vendor with strong penetration in each of these industries, our market and growth potential remains strong. In addition to adding new customers, Teradata generates revenue as existing customers increase the size and scope of their data warehouse due to growth in the number of users, amounts and types of data, and types and complexity of analytics being directed to the customers’ data warehouse.

Data warehouses are typically built one project at a time. For example, an initial data warehouse may start with a single subject area, which forms the foundation of data that is available to be leveraged for the next project, and so on. Therefore, a customer with a large order in one quarter is likely to generate additional revenue for Teradata in subsequent periods. However, due to the breadth of our customer base, no single customer of Teradata (overall or within any of our reportable segments) accounted for 10% or more of our total revenue in any of the last three fiscal years. For the year ended December 31, 2010, our top ten customers on a revenue basis collectively accounted for approximately 20% of our total revenues. Moreover, Teradata’s total revenue and revenue for each reportable segment can vary considerably from period to period given the different growth patterns of our existing customers’ data warehouse systems and the variable timing of new customer orders. Due to the size and complexity of these transactions (purchases), the sales cycle for an enterprise data warehouse is often fairly long (typically more than a year). Each of our large sales orders typically requires substantial lead time, and our results in any particular quarter have generally been dependent on our ability to generate a relatively small number of large orders for that quarter.

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

•

Systems Integrators—Teradata works with a range of consultants and systems integrators that engage in the design, implementation and integration of data warehousing solutions for our joint clients. Our strategic partnerships with select global consulting and systems integration firms provide broad industry and technology expertise in the design of business solutions that leverage Teradata technology to enable enterprise analytics and operational intelligence. In general, these partners are trusted advisors who assist in vision and strategy development with our customers while objectively assessing and meeting their needs. By working with premier system integrators and consulting firms, we combine our expertise in data warehousing with top-notch consultants to provide true end-to-end solutions. Our strategic global consulting and systems integration partners include Accenture, Capgemini, Deloitte, Cognizant and IBM Global Business Services.

Sales and Marketing. We sell and market our data warehousing solutions in our reportable segments, the Americas region; the EMEA region; and the APJ region, primarily through a direct sales force. We believe our quota-carrying sales force increases our visibility and penetration in the marketplace and fosters long-term customer relationships and additional product sales. We have approximately 80% of our employees in customer-facing and/or revenue driving roles (including sales, consulting and customer service, and product engineering).

We support our sales force with marketing and training programs which are designed to grow awareness and highlight our differentiation, as well as provide a robust set of tools for use by our direct sales force. In support of growing awareness of the need for enterprise data warehousing and Teradata solutions specifically, we employ a broad range of marketing tactics including programs to inform and educate the media, industry analysts, academics and other third-party influencers, targeted direct marketing, a website, webinars, and trade shows and conferences. We annually host or participate in worldwide and regional user conferences that take place in approximately 30 locations around the globe.

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

Competition. The overall data warehousing market is very competitive, and we face competition for nearly every sales opportunity we pursue. Our primary competitors include IBM and Oracle. Since the overall market is large and growing, we expect to see new and emerging competitors with other alternative approaches, especially in the low-end of the data warehousing market. We compete successfully in the marketplace and intend to continue to do so based on our expanded Teradata platform family, proven architecture, integrated solutions with high-performing and scalable technology, deep and broad services capabilities, strong customer relationships, and our successful track record. For more information, see Item 1A, Risk Factors, elsewhere in this Annual Report.

Competitors take different technical and integration approaches to addressing enterprise analytics needs, and therefore they often recommend a different architecture than our solutions. We believe that our customers recognize the advantages of our technology, our integrated enterprise data warehousing approach and the new purpose-built platform family to meet their architecture needs, which enables us to successfully compete in the marketplace.

Key factors used to evaluate competitors in these markets include: data warehousing experience and customer references; technology leadership; product quality; performance, scalability, availability and manageability; support and consulting services capabilities; industry knowledge; and total cost of ownership. We believe we have a competitive advantage in providing complete, integrated, and optimized data warehousing solutions based on our platform family that address these customer business, technical and architecture requirements. Our high performance Active Enterprise Data Warehouse platform technology is designed to not only seamlessly and linearly scale with customer growth needs but to do so in a manner that allows us to add current generation nodes with several generations of our technology, thereby protecting our customers’ prior investments. Because our Teradata Platform Family also includes appliances, we believe we have the right platform for any analytical architecture need which makes our data warehousing solutions particularly attractive to customers.

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

Research and Development. We remain focused on designing and developing data warehousing products, services and solutions that anticipate our customers’ changing technological needs. As we seek improvements in our products and services, we also consider our customer’s current needs as we design our new technology so that new generations of the Teradata database software and operating platforms are compatible with prior generations of our technology. We believe our extensive research and development (“R&D”) workforce is one of our core strengths. This global R&D team is headquartered at our facility in Rancho Bernardo (San Diego), California. We anticipate that we will continue to have significant R&D expenditures, which may include strategic acquisitions, in the future in order to continue a flow of innovative, high-quality products and services, which is vital to our leading competitive position. For information regarding the accounting and costs included in R&D activities see “Note 1—Description of Business, Separation, Basis of Presentation and Significant Accounting Policies” in Notes to Consolidated Financial Statements elsewhere in this Annual Report.

Intellectual Property and Technology. The Company owns approximately 510 patents in the United States and about 60 patents in foreign countries. The foreign patents are generally counterparts of the Company’s U.S. patents. Many of the patents that we own are licensed to others, and we are licensed to use certain patents owned by others. While our portfolio of patents and patent applications in aggregate is of significant value to our Company, we do not believe that any particular individual patent is by itself of material importance to our business as a whole.

In addition, the Company owns copyrights and trade secrets in its vast code base which makes up the core Teradata software product offerings, including the Teradata database and application software products. The Teradata database software, which was initially based upon computer science research at the California Institute of Technology, works on multiple tasks at once, an approach known as “parallel processing.” The Teradata database software architecture is known in the industry as a massively parallel processing system. Parallel processing vastly increases the speed with which results are delivered and correspondingly increases the amount of data that can be queried and the number and complexity of queries that can be run at the same time. The name “Teradata” evokes the ability to manage terabytes (i.e., trillions of bytes) of data. One of our key technological advances has been making the Teradata database software and hardware compatible with several operating systems, such as UNIX, LINUX and Windows. The Teradata database software is a relational database management system (“RDBMS”), reflecting the investment of hundreds of person-years of development work.

The source code versions of our products are protected as trade secrets and, in all major markets, as unpublished copyright works. We also vigorously protect our rights in the Teradata database software and related intellectual property; however, there can be no assurance that these measures will be successful. The Company owns the Teradata® and Aprimo ® trademarks, which are registered in the United States and in many foreign countries, as well as other tradenames, service marks, and trademarks such as BYNET.

Employees. As of December 31, 2010, we had approximately 7,400 employees globally. We believe that our future success will depend, in part, on our ability to continue to attract, hire and retain skilled and experienced personnel.

Properties and Facilities. Our corporate headquarters is located in Dayton, Ohio, and we manage our business through three main locations in the United States: Dayton, Ohio; Johns Creek (Atlanta), Georgia; and Rancho Bernardo (San Diego), California. As of December 31, 2010, we operated 92 facilities throughout the world. We own our Rancho Bernardo complex, which is the headquarters of our research and development operations. All of our other research and development facilities are leased, as well as our offices in Dayton and Johns Creek, technical support centers, training, and other miscellaneous sites. We maintain facilities in approximately 40 countries.

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

10000 Innovation Drive

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

Our business and results of operations are affected by international, national and regional economic conditions. In particular, the IT industry in which we operate is susceptible to significant changes in the strength of the economy and the financial health of companies who make capital commitments for new technologies. Accordingly, downturns in the global or regional economies in which we operate or certain economic sectors (such as the retail, manufacturing or financial services industries) may adversely impact our business. For example, adverse changes to the economy could impact the timing of purchases by our current and potential customers or the ability of our customers to fulfill their obligations to us. In addition, decreased or more closely scrutinized capital spending in our customers’ businesses and in the industries we also serve may adversely impact our business. Uncertainty about future economic conditions makes it difficult for us to forecast operating results and to make decisions about future investments. Accordingly, global economic and market conditions may cause material impacts on our results of operations, prospects and financial condition. The Company’s success in periods of economic uncertainty is also dependent, in part, on our ability to reduce costs in response to changes in demand and other activity.

Competition—The information technology industry is intensely competitive and evolving, and competitive pressures could adversely affect our pricing practices or demand for our products and services.

We operate in the intensely competitive IT industry, which is characterized by rapidly changing technology, evolving industry standards, frequent new product introductions, and price and cost reductions. In general, as a participant in the data warehousing market, we face:

•	Changes in customer IT spending habits and other shifts in market demands, which drive competition;

•	A trend toward consolidation of companies which could adversely affect our ability to compete, including if our key partners merge or partner with our competitors;

•	Continued pressure on price/performance for data warehousing solutions due to constant technology improvements in processor capacity and speed;

•	Changes in pricing, marketing and product strategies, such as potential aggressive price discounting and the use of different pricing models by our competitors or other factors;

•	Rapid changes in computing technology and capabilities that challenge our ability to maintain differentiation at the lower range of data warehousing analytic functions;

•	New and emerging data analytic technologies; and

•	Changing competitive requirements and deliverables in developing and emerging markets.

To compete successfully in this environment, we must rapidly and continually design, develop and market solutions and related products and services that are valued in the marketplace. To do this, we must react on a timely basis to shifts in market demands. In addition, our market position depends on our ability to continually improve the price/performance of our solutions without creating operating inefficiencies and to sustain competitive operating margins, while also maintaining the quality of our products and services. Reacting quickly to improve the value of our product offerings while maintaining margins can be particularly important.

Our primary competitors are IBM and Oracle, who are well-capitalized companies with widespread distribution, brand recognition and penetration of platforms and service offerings. The significant purchasing and market power of these larger competitors, which have greater financial resources than we do, could allow them to surpass our market penetration and marketing efforts to promote and sell their products and services. In addition, many other companies participate in specific areas of our business, such as enterprise application analytic and business intelligence software. In some cases we may partner with a company in one area of our business and compete with them in another. The status of our business relationships with these companies can influence our ability to compete in data warehousing opportunities in such areas. We also expect additional competition from both established and emerging companies. Failure to compete successfully with new or existing competitors in these and other areas could have a material adverse impact on our ability to generate additional revenues or sustain existing revenue levels.

Data Warehousing Market—If the overall data warehousing market declines or does not grow, we may sell fewer products and services, and our business may not be able to sustain its current level of operations.

If the market trends toward more limited IT spending, or limited liquidity, this could result in fewer customers making, or customers delaying investments in our products and services. In the past, we have seen periodic breaks in the buying patterns from some of our larger customers, which indicate a level of maturation of their current data warehouse implementation or a shifting of IT priorities when these customers are still incorporating the investments they have made in their core data warehousing infrastructures during past years. In addition, reduced prices and improvements in data warehousing solutions increase pressure on our product revenues and margins, as well as on the annuity streams we receive from our maintenance business. If the growth rates for the data warehousing market decline for any reason, there could be a decrease in demand for our products and services, which would have a material adverse effect on our financial results.

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

Our quarterly and annual financial results have varied in the past and are likely to continue to vary in the future due to a number of factors, many of which are beyond our control. In particular, if transactions that we expect to close by the end of a quarter are not closed until a later date, our revenue and/or net income for that quarter could be substantially below expectations, especially given the large size of our transactions. These and any one or more of the factors listed below or other factors could cause us not to achieve our revenue or profitability expectations. The resulting failure to meet market expectations could cause a decrease in our stock price. These factors include the risks discussed elsewhere in this section and the following:

•	Downturns in our customers’ businesses, in the domestic economy or in international economies where our customers do substantial business;

•	Changes in demand for our products and services, including changes in growth rates in the data warehousing market;

•	The size, timing and contractual terms of large orders for our products and services, which may impact in particular our quarterly operating results (either positively or negatively);

•	Possible delays in our ability to recognize revenue as the result of revenue recognition rules;

•	The budgeting cycles of our customers and potential customers;

•	Changes in pricing policies resulting from competitive pressures, such as aggressive price discounting by our competitors, or other factors;

•	Our ability to develop and introduce on a timely basis new or enhanced versions of our products and services;

•	Changes in the mix of pre-tax earnings attributable to domestic versus international sales;

•	Seasonal fluctuations in buying patterns;

•	Future acquisitions and divestitures of technologies, products and businesses, and;

•	Unexpected needs for capital expenditures or other unanticipated expenses.

A change in our effective tax rate can have a significant adverse impact on our business.

A number of factors may adversely impact our future effective tax rates, such as the jurisdictions in which our profits are determined to be earned and taxed; the resolution of issues arising from tax audits with various tax authorities; changes in the valuation of our deferred tax assets and liabilities; adjustments to estimated taxes upon finalization of various tax returns; changes in available tax credits, especially surrounding tax credits in the United States for our research and development activities; and the repatriation of non-U.S. earnings for which we have not previously provided for U.S. taxes. Tax authorities may disagree with certain positions we have taken and assess additional taxes. We regularly assess the likely outcomes of these audits in order to determine the appropriateness of our tax provision, however, there can be no assurance that we will accurately predict the outcomes of these audits, and the actual outcomes of these audits could have a material impact on our net income or financial condition. Changes in tax laws or tax rulings could materially impact our effective tax rate. For example, proposals for fundamental U.S. international tax reform, if enacted, could have a significant adverse impact on our future results of operations.

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

We also realize different margins on certain components we re-sell as part of our solutions, and the mix of such third-party hardware varies from quarter to quarter depending on customer requirements. In addition, changes in the price and performance of our data warehousing hardware could negatively impact maintenance and support services, and software subscription revenues.

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

Third-party vendors provide important elements to our solutions; if we do not maintain our relationships with these vendors or if these vendors cease to be going concerns, interruptions in the supply of our products may result. There are some components of our solutions that we purchase from single sources due to price, quality, technology or other reasons. For example, we have relied on Flextronics as a key single source contract manufacturer for our hardware systems for the last several years. In addition, we depend on Accenture for certain transaction processing services, and buy silicon computer chips and microprocessors from Intel Corporation, and storage disk systems from LSI Corporation and EMC Corporation. Some components supplied by third parties may be critical to our solutions, and several of our suppliers may terminate their agreements with us without cause with 180 days notice. If we were unable to purchase necessary services, parts, components or products from a particular vendor and had to find an alternative supplier, our shipments and deliveries could be delayed, and our operations could be adversely impacted.

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

We have an active partner program that offers rights to sublicense third party software as part of a complete suite of solutions for our customers. This offering, as well as our reliance on third party software and licenses in our operating system software and business, creates risks that are not present when developing software in-house. For example, the viability, reliability and quality of such partners’ businesses, as well as their ability to fulfill their obligations to us, are factors that come into play and could adversely affect our financial condition. Our operations could also be impacted if we are forced to seek alternative technology, or technology for new solutions, that may not be available on commercially reasonable terms. Also, many of our offerings are complemented by technologies developed by others, and if we are unable to continue to obtain licenses for such technologies at competitive prices, our business could be impacted.

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

As part of our business strategy, we must continue to dedicate a significant amount of resources to our research and development efforts in order to maintain our competitive position. However, we may not expect to receive significant revenues from these investments for several years, if at all. Research and development expenses represent a significant portion of our discretionary fixed costs. We believe these new technologies could significantly improve our products and services over the long-term. However, if we have invested too much in these or other technologies, our results of operations could be adversely affected. In addition, as we replace our existing assets with new, higher cost assets, we expect that our depreciation expense will increase, which will contribute to our high level of fixed costs and reduce our earnings.

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

In 2010, the percentage of our total revenues from outside of the United States was 45%. We believe that our geographic diversity may help to mitigate some risks associated with geographic concentrations of operations (e.g., adverse changes in foreign currency exchange rates and deteriorating economic environments or business disruptions due to economic or political uncertainties). However, our ability to sell our solutions internationally is subject to the following risks, among others:

•	General economic and political conditions in each country that could adversely affect demand for our solutions in these markets;

•	Currency exchange rate fluctuations that could result in lower demand for our products as well as generate currency translation losses;

•

The impact of civil and political unrest (relating to war, terrorist activity or other turmoil) on the economy or markets in general, or on our ability, or that of our suppliers, to meet commitments, which may occur in other countries such as Pakistan, where we have significant operations;

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

Foreign Currency Fluctuations

Our revenue and operating income are subject to variability due to the effects of foreign currency fluctuations against the U.S. dollar. We have exposure to approximately 30 functional currencies. The primary currencies to which we are exposed include the euro, British pound, Japanese yen, the Australian dollar, the Canadian dollar, and other Asian and South American currencies. A significant portion of our revenue and operating income is generated outside the United States, and therefore our financial results may fluctuate due to the effects of such foreign currency fluctuations, which are difficult to predict.

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

We are continually evaluating the most effective ways to extend Teradata’s core technology and expand our family of compatible data warehouse platforms and software applications to address multiple market segments and solution offerings. From time to time, this includes using acquisitions, equity investments, joint ventures or strategic alliances. For example, Teradata recently acquired Aprimo, an integrated marketing software company on January 21, 2011. Such transactions entail various risks, including risks associated with:

•	Assimilating and integrating different business operations, corporate cultures, personnel, infrastructure and technologies or products acquired or licensed;

•

Retaining key employees and maintaining relationships with employees, customers, clients or suppliers of the acquired companies, and recurring revenue of the acquired company may decline or fail to be renewed;

•	The potential for unknown liabilities and quality issues within the acquired or combined business or additional costs not anticipated at the time of acquisition;

•	Disruptions of our ongoing business or inability to successfully incorporate acquired products, services or technologies into our solutions and maintain quality;

•	Failure to achieve the projected synergies after integration of acquired companies; and

•	Funding acquisition activities, whether through the use of existing cash reserves, or through the use of debt instruments, and the related impact on our liquidity and financial condition.

Our operating results may fluctuate as a result of acquisitions and related integration activities, as well as other strategic growth transactions, and there is a risk that our financial results may be adversely affected.

Legal Contingencies and Regulatory Matters—Like other technology companies, we face uncertainties with regard to lawsuits, regulations and other related matters.

In the normal course of business, we are subject to proceedings, lawsuits, claims and other matters, including those that relate to the environment, health and safety, employee benefits, export compliance, intellectual property, and other regulatory compliance and general matters. See “Note 8—Commitments and Contingencies” in Notes to Consolidated Financial Statements elsewhere in this Annual Report. Because such matters are subject to many uncertainties, their outcomes are not predictable. While we believe that amounts provided in our consolidated financial statements are currently adequate in light of the probable and estimable liabilities, there can be no assurances that the amounts required to satisfy alleged liabilities from such matters will not impact future operating results.

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

Management time and resources are spent to understand and comply with changing laws, regulations and standards relating to such matters as corporate governance, accounting principles, public disclosure (including the Sarbanes-Oxley Act of 2002), SEC regulations, Basel II and the rules of the NYSE where our shares are listed. Although we do not believe that recent regulatory and legal initiatives will result in significant changes to our internal practices or our operations, rapid changes in accounting standards, and federal securities laws and regulations, among others, may substantially increase costs to our organization and could have an impact on our future operating results.

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

As of December 31, 2010, Teradata operated 92 facilities consisting of just over 1.0 million square feet throughout the world. On a square footage basis, approximately 26% of these facilities are owned and 74% are leased. Within the total facility portfolio, Teradata operates 7 research and development facilities totaling approximately 390 thousand square feet, approximately 70% of which is owned. The remaining approximately 650 thousand square feet of space includes office, repair, warehouse and other miscellaneous sites, and is 100% leased. Teradata maintains facilities in approximately 40 countries. Teradata believes its facilities are suitable and adequate to meet its current needs. Teradata’s corporate headquarters is located in Dayton, Ohio.

Item 3.	LEGAL PROCEEDINGS

Information regarding legal proceedings is included in Item 8 of Part II of this Annual Report as part of “Note 8—Commitments and Contingencies” in Notes to Consolidated Financial Statements, and is incorporated herein by reference.

PART II

Item 5.	MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Teradata common stock trades on the New York Stock Exchange under the symbol “TDC.” There were approximately 95,000 registered holders of Teradata common stock as of February 18, 2011. The following table presents the high and low closing per share prices of Teradata common stock traded on the New York Stock Exchange during the calendar quarter indicated.

	Common Stock Closing Market Price
	High	Low
2010
Fourth quarter	$43.50	$37.31
Third quarter	$38.96	$29.62
Second quarter	$33.98	$28.25
First quarter	$31.04	$27.66

2009
Fourth quarter	$32.08	$26.35
Third quarter	$27.90	$21.82
Second quarter	$24.10	$15.28
First quarter	$17.12	$13.02

Teradata has not paid cash dividends and does not anticipate the payment of cash dividends to shareholders of Teradata common stock in the immediate future. The declaration of dividends in the future would be subject to the discretion of Teradata’s Board of Directors.

Securities Authorized for Issuance under Equity Compensation Plans

The following table provides information as of December 31, 2010, regarding compensation plans (including individual compensation arrangements) under which equity securities of the Company are authorized for issuance.

Equity Compensation Plan Information

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders(1)	8,656,655	$21.31	9,328,661
Equity compensation plans not approved by security holders	N/A	N/A	N/A

Total	8,656,655	$21.31	9,328,661

(1)	Includes awards granted under the NCR Stock Incentive Plan, which were converted to awards of Teradata common stock prior to the Separation of Teradata from NCR Corporation.

The following graph compares the relative performance of Teradata stock, the Standard & Poor’s 500 Stock Index and the Standard & Poor’s Information Technology Index. This graph covers the thirty-nine-month period from October 1, 2007 (immediately following the Separation of Teradata from NCR Corporation), through December 31, 2010.

Company/Index	1 Oct 2007	31 Dec 2007	31 Dec 2008	31 Dec 2009	31 Dec 2010
Teradata Corporation	$100	$104	$56	$119	$156
S&P 500 Index	$100	$95	$60	$76	$87
S&P Information Technology Index	$100	$99	$56	$91	$100

(1)	In each case, assumes a $100 investment immediately following the Separation of Teradata from NCR Corporation on October 1, 2007, and reinvestment of all dividends, if any.

Purchases of Equity Securities by the Issuer and Affiliated Purchases

For the year ended December 31, 2010, the Company executed purchases for approximately 2.9 million shares of its common stock at an average price per share of $29.57 under the two share repurchase programs authorized by our Board of Directors in 2008. The first program (the “dilution offset program”) authorizes the Company to repurchase Teradata common stock to the extent of cash received from the exercise of stock options and the Teradata Employee Stock Purchase Plan (“ESPP”) to offset the dilution from shares issued pursuant to these plans. The second program (the “general share repurchase program”) authorized the Company to repurchase $250 million of the Company’s outstanding shares of common stock. The Company has completely utilized this $250 million authorization to repurchase Teradata common stock. On May 4, 2009, the Company’s Board of Directors authorized an additional $300 million increase to the Company’s existing general share repurchase program. As of December 31, 2010, the Company had $161 million of authorization remaining on the $300 million general share repurchase program to repurchase outstanding shares of Teradata common stock. Share repurchases made by the Company are reported on a trade date basis.

In addition to those share repurchase programs, Section 16 officers occasionally sell vested shares of restricted stock to the Company at the current market price to cover their withholding taxes. For the year ended December 31, 2010, the total of these purchases was 25,598 shares at an average price of $30.43 per share.

The following table provides information relating to the Company’s repurchase of common stock for the year ended December 31, 2010:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Dilution Offset Program	Total Number of Shares Purchased as Part of Publicly Announced General Share Repurchase Program	Maximum Dollar Value that May Yet Be Purchased Under the Dilution Offset Program	Maximum Dollar Value that May Yet Be Purchased Under the General Share Repurchase Program
First quarter total	2,369,181	$29.51	41,700	2,327,481	$4,562,666	$165,028,607

Second quarter total	193	$28.02	193	—	$11,324,324	$165,028,607

Third quarter total	558,667	$29.82	408,667	150,000	$7,856,851	$160,604,657

October 2010	—	N/A	—	—	$8,772,975	$160,604,657
November 2010	—	N/A	—	—	$15,121,494	$160,604,657
December 2010	—	N/A	—	—	$18,707,915	$160,604,657

Fourth quarter total	—	N/A	—	—	$18,707,915	$160,604,657

2010 Full year total	2,928,041	$29.57	450,560	2,477,481	$18,707,915	$160,604,657

Item 6.	TERADATA CORPORATION SELECTED FINANCIAL DATA

	For the Year Ended December 31
In millions, except per share and employee amounts	2010	2009	2008	2007(1)	2006
Revenue	$1,936	$1,709	$1,762	$1,702	$1,547
Income from operations	$415	$338	$333	$320	$302
Other (expense) income	$(1)	$(4)	$5	$2	$—
Income tax expense	$113	$80	$88	$122	$110
Net income	$301	$254	$250	$200	$192
Net income per common share
Basic	$1.80	$1.48	$1.40	$1.11	$1.06
Diluted	$1.77	$1.46	$1.39	$1.10	$1.06

	At December 31
	2010	2009	2008	2007	2006
Total assets	$1,883	$1,569	$1,430	$1,294	$1,003
Debt	$—	$—	$—	$—	$—
Total stockholders’ equity/parent company equity	$1,189	$910	$777	$631	$591
Cash dividends	$—	$—	$—	$—	$—
Number of employees	7,400	6,600	6,400	5,900	5,100

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

Additionally, Teradata now offers a family of data warehouse offerings, providing customers with the ability to use Teradata for point solutions or data marts, in addition to our core EDW technology. Teradata offers data warehousing solutions to many major industries, including banking/financial services, entertainment (including gaming and media), government, insurance and healthcare, manufacturing, retail, telecommunications, transportation and travel. Teradata delivers its solutions primarily through direct sales channels, as well as through alliances with system integrators, other independent software vendors, value-added resellers and distributors. We deliver our solutions to customers on a global basis, and organize our operations in the following three regions which are also our reportable segments: North America and Latin America (“Americas”), Europe, the Middle East and Africa (“EMEA”), and Asia Pacific and Japan (“APJ”).

In early 2011, Teradata completed its acquisition of Aprimo, Inc. (“Aprimo”), a global provider of integrated marketing software solutions. With Aprimo, Teradata will expand its offering of business analytics with integrated marketing solutions that enable customers to improve marketing performance with data-driven insights. Aprimo is being integrated into Teradata’s operations, and the Aprimo organization will support Teradata’s applications strategy, including development, marketing, sales, and services.

2010 FINANCIAL OVERVIEW

As more fully discussed in later sections of this MD&A, the following are the financial highlights for 2010:

•	Revenue increased 13% in 2010 from 2009, largely driven by higher product revenue, particularly in the Americas region.

•	Gross margin was 56.2% in 2010, up from 54.9% in 2009, driven by higher product margins and a greater proportion of product revenue (as compared to services revenue).

•

Operating income was $415 million in 2010, up from $338 million in 2009. Operating income in 2010 benefited from increased product revenue and margins, offset somewhat by higher selling and Research and Development (“R&D”) expenses.

•

Net income of $301 million in 2010 increased from $254 million in 2009. Net income per common share (diluted) was $1.77 in 2010 compared to $1.46 in 2009. In addition to the items discussed above, net income for 2010 was impacted by a higher effective tax rate of 27% in 2010, compared to 24% in 2009.

STRATEGY OVERVIEW

Teradata is a leader in helping companies manage and analyze growing data volumes and complexity to gain business insight and competitive advantage. Teradata’s efforts are primarily focused on data warehousing, data analytics, and marketing and business applications. We have four key initiatives underway to broaden our position in the market and take advantage of this opportunity. These initiatives are to:

•

Invest to extend Teradata’s core technology and software application offerings, and expand our family of compatible data warehouse platforms to address multiple market segments and solution offerings through internal development and targeted strategic acquisitions,

•	Differentiate Teradata technology and drive platform demand by delivering services that enable customers to achieve best-in-class analytics,

•	Invest in partnerships to increase the number of solutions available on Teradata platforms, maximize customer value and increase our market coverage, and

•	Continue to seek opportunities to increase our market coverage through additional sales territories (hiring incremental sales account executives as well as technology and industry consultants).

Further discussion of our business strategy is included in the section entitled “Business” included in Item 1 of this Annual Report and incorporated herein by reference.

FUTURE TRENDS

We believe that demand for our solutions will continue to increase due to the continued increase in data volumes and types of data, the scale and complexity of business requirements, and the growing use of new data elements and more near real-time analytics over time. The adoption by customers of more near real-time analysis for enterprise intelligence is driving more applications, usage and capacity.

As a portion of the Company’s operations and revenue occur outside the United States, and in currencies other than the U.S. dollar, the Company is exposed to fluctuations in foreign currency exchange rates. In 2011, Teradata expects approximately two percentage points of benefit from currency translation on its reported revenue and a corresponding currency impact on operating income, based on currency rates as of January 31, 2011.

The United States and other international economies, significant to Teradata’s sales efforts, experienced severe economic recessions in 2009, which had an adverse impact on IT budgets and capital spending trends, and contributed to lengthened sales cycles for acquiring Teradata products and services. While there were positive signs of economic recovery in 2010, particularly with respect to information technology spending, the scope and stability of such recovery, is not assured. Even in a strong economic environment, the size, timing and contracted terms of large customer orders for our products and services can impact, both positively and negatively, our operating results.

While macroeconomic challenges and fluctuations in the IT environment do occur, our long-term outlook remains positive. We did not experience significant changes in 2010 due to competitive and/or pricing trends for our EDW or appliance solutions, although there is always a risk that pricing pressure for our solutions could occur in the future. Additionally, as companies look to reduce ongoing operating expenses, customers may choose to go to lower maintenance service level agreements which could lead to revenue and margin pressure on our maintenance services business. We continue to be committed to new product development and achieving a responsive yield from our research and development spending and resources, which are intended to drive future demand. We also continue to evaluate opportunities to increase our market coverage and are committed to continuing to increase our number of sales territories, among other things, to drive future revenue growth. Given the length of sales cycles in the data warehouse market, new sales account territories typically take more than two years, on average, to become fully productive.

RESULTS FROM OPERATIONS FOR THE YEARS ENDED DECEMBER 31, 2010, 2009 AND 2008

In millions	2010	% of Revenue	2009	% of Revenue	2008	% of Revenue
Product revenue	$933	48.2%	$772	45.2%	$849	48.2%
Service revenue	1,003	51.8%	937	54.8%	913	51.8%

Total revenue	1,936	100%	1,709	100%	1,762	100%

Gross margin
Product gross margin	627	67.2%	503	65.2%	547	64.4%
Service gross margin	461	46.0%	435	46.4%	402	44.0%

Total gross margin	1,088	56.2%	938	54.9%	949	53.9%

Operating expenses
Selling, general and administrative expenses	526	27.2%	483	28.3%	508	28.8%
Research and development expenses	147	7.6%	117	6.8%	108	6.1%

Total operating expenses	673	34.8%	600	35.1%	616	35.0%

Operating income	$415	21.4%	$338	19.8%	$333	18.9%

Revenue

Teradata revenue increased 13% in 2010 from 2009. The revenue increase included a positive effect of 1% from foreign currency fluctuations. Product revenue increased 21% in 2010 from 2009, driven by increases in the Americas region, and to a lesser extent the APJ region. Service revenue increased 7% in 2010 from 2009, driven by increases in both consulting and installation-related (“consulting”) services revenue in the Americas and EMEA regions, and increases in maintenance services revenue in the Americas and APJ regions.

Teradata revenue declined 3% in 2009 from 2008. The revenue decline included a negative effect of 2% from foreign currency fluctuations. Product revenue decreased 9% in 2009 from 2008, due to the difficult global economic environment in 2009, which resulted in reduced capital spending by companies. Service revenue increased 3% in 2009 from 2008, driven by increases in both consulting and maintenance services.

Gross Margin

Gross margin was 56.2% in 2010, up from 54.9% in 2009. Product gross margin increased to 67.2% from 65.2% in 2009 with improvements in all three regions. Product gross margins benefitted from a favorable deal mix and lower corporate and overhead costs, including amortization of capitalized software development expenses, as compared to 2009. The term “deal mix” refers to the revenue mix of our product sales consummated in a particular period, including both software versus hardware content and mix, and amount and mix of third-party products re-sold. Services gross margin decreased somewhat to 46.0% in 2010 from 46.4% in 2009, due to incremental compensation expenses from hiring additional consultants, as well as higher variable compensation expenses resulting from the Company’s improved achievement against performance targets as compared to 2009. The improvement in total gross margins also benefitted from a higher proportion of product revenue, in relation to services revenue, as compared to the prior year.

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

Operating Expenses

Total operating expenses, including Selling, General and Administrative (“SG&A”) and R&D expenses, were $673 million in 2010 compared to $600 million in 2009. The $43 million increase in SG&A expenses was driven primarily by greater selling expense, with higher sales headcount due to sales territory expansions, and increased sales commissions due to higher revenues. The $30 million increase in R&D expenses was driven by increased headcount and salaries, as well as $10 million less in capitalization of software development costs as compared to 2009. Variable incentive compensation expense was also higher, in both SG&A and R&D expenses, due to the Company’s improved performance against annual operating targets, as compared to 2009.

Total operating expenses were $600 million in 2009 compared to $616 million in 2008. A $25 million decrease in SG&A expenses was driven by the positive impact from foreign currency fluctuations along with lower expenses for travel and other discretionary costs, sales commissions and certain outside services, which more than offset the expense impact of increased expense from the increased number of sales territories. The $9 million increase in R&D expenses was driven by higher salary, benefits and variable incentive compensation expenses given achievement of performance targets, hiring and turnover activity, as well as increased materials spending for product development, which more than offset a $6 million increase in capitalization of software development cost.

Other (Expense) Income

Other expense and income was $1 million of net expense in 2010, compared to $4 million of net expense in 2009. The net expense in 2010 resulted primarily from charges for equity-method investment losses and bank fees, which were not fully offset by interest income in the period, due to the lower interest rate environment. The somewhat greater net expense in 2009 resulted from a $5 million charge to write-down the value of an equity investment.

Other income was $5 million in 2008. Other income was driven by higher interest income due to the higher interest rate environment, which more than offset a $3 million charge to write-down the value of an equity investment.

Income Taxes

The effective income tax rate was 27%, 24% and 26% for the years ended December 31, 2010, 2009 and 2008, respectively. The increase in the effective tax rate in 2010 was due to a greater proportion of the Company’s pre-tax earnings being generated in the United States, which has a much higher corporate tax rate. The effective tax rate for the year ended December 31, 2010 included a $5 million tax benefit associated with the recognition of certain foreign net operating loss carryforwards resulting from an audit settlement in the first quarter of 2010. The effective tax rate for the year ended December 31, 2009 included a net tax benefit for a recurring state and local income tax credit that was not recognized in the 2008 income tax rate. The effective tax rate for the year ended December 31, 2008 included a $3 million charge to reflect a change in estimate identified in conjunction with filing the Company’s 2007 U.S. federal tax return. We currently estimate our full-year effective tax rate for 2011 to be approximately 27% to 28%. This estimate takes into consideration, among other things, the forecasted earnings mix by jurisdiction for 2010. The provision for income taxes is based on the pre-tax earnings mix by jurisdiction of Teradata and its subsidiaries under the Company’s current structure. For additional information, see “Note 4—Income Taxes” in the Notes to Consolidated Financial Statements elsewhere in this Annual Report.

Revenue and Gross Margin by Operating Segment

As described in “Note 10—Segment, Other Supplemental Information and Concentrations” in Notes to Consolidated Financial Statements, Teradata manages its business in three geographic regions, which are also the Company’s operating segments: (1) the Americas region; (2) the EMEA region; and (3) the APJ region. Teradata believes this format is useful to investors because it allows analysis and comparability of operating trends by operating segment. It also includes the same information that is used by Teradata management to make decisions regarding the segments and to assess our financial performance. The discussion of our segment results describes the changes in results as compared to the prior-year period.

The following table presents revenue and operating performance by segment for the years ended December 31:

In millions	2010	% of Revenue	2009	% of Revenue	2008	% of Revenue
Revenue
Americas	$1,166	60%	$981	57%	$984	56%
EMEA	442	23%	430	25%	451	26%
APJ	328	17%	298	18%	327	18%

Total revenue	1,936	100%	1,709	100%	1,762	100%

Segment gross margin
Americas	702	60.2%	570	58.1%	557	56.6%
EMEA	232	52.5%	230	53.5%	234	51.9%
APJ	154	47.0%	138	46.3%	158	48.3%

Total segment gross margin	$1,088	56.2%	$938	54.9%	$949	53.9%

Americas Revenue increased 19% in 2010 from 2009, led by a 30% increase in product revenue. The revenue increase included 1% of benefit from foreign currency fluctuations. Gross margin increased to 60.2% in 2010, from 58.1% in 2009, driven primarily by improved product margins, as compared to the prior year.

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

EMEA Revenue increased 3% in 2010 from 2009, with a 7% increase in consulting revenue overcoming relatively flat product and maintenance revenues. The revenue increase included 3% of adverse impact from foreign currency fluctuations. Gross margin decreased to 52.5% in 2010, from 53.5% in 2009, driven by the impact of a lower proportion of product revenues, as compared to services revenue, as well as somewhat lower maintenance margins, as compared to the prior year.

Revenue decreased 5% in 2009 from 2008, driven by a 6% decrease in product revenue and a 3% decrease in service revenue. The revenue decline included 7% of adverse impact from foreign currency fluctuations. Gross margin increased to 53.5% in 2009, from 51.9% in 2008, driven by improvements in consulting services.

APJ Revenue increased 10% in 2010 from 2009, led by a 17% increase in product revenue. The revenue increase included 8% of benefit from foreign currency fluctuations. Gross margin improved to 47.0% in 2010, from 46.3% in 2009, driven by the impact of the higher proportion of product revenue, as well as higher product margins, offset in part by lower consulting services margins, as compared to 2009.

Revenue decreased 9% in 2009 from 2008, driven by a 22% decrease in product revenue. The revenue decline included 1% of benefit from foreign currency fluctuations. Gross margin declined to 46.3% in 2009, from 48.3% in 2008, driven by the impact of the lower product revenue as well as lower maintenance margins, offset in part by an improvement in consulting services margins.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

Teradata ended 2010 with $883 million in cash and cash equivalents, a $222 million increase from the December 31, 2009 balance of cash and cash equivalents, after using approximately $88 million for repurchases of Company common stock during the year. Cash provided by operating activities decreased by $42 million to $413 million in 2010. The decrease in cash provided by operating activities was primarily due to an increase in receivables during 2010, as compared to a reduction in receivables during 2009. Additionally, there was a greater increase in inventories in 2010, as compared to 2009. This revenue-driven increase in working capital was offset in part by the increase in net income from 2009 to 2010.

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

The table below shows net cash provided by operating activities and capital expenditures for the following periods:

In millions	2010	2009	2008
Net income	$301	$254	$250

Net cash provided by operating activities	$413	$455	$440
Less:
Expenditures for property and equipment	(34)	(29)	(19)
Additions to capitalized software	(49)	(59)	(52)

Free cash flow	$330	$367	$369

Financing activities and certain other investing activities are not included in our calculation of free cash flow. In 2010, these other investing activities primarily consisted of two immaterial business acquisitions and an immaterial cost-method equity investment. In 2009, other investing activities primarily consisted of purchases and maturities of short-term investments. Teradata’s short-term investments consisted of bank time deposits with original maturities between three months and one year.

Teradata’s financing activities for the years ended December 31, 2010 and 2009 consisted primarily of cash outflows from our share repurchase activities. The Company purchased 2.9 million shares of its common stock at an average price per share of $29.57 in 2010, and 7.0 million shares at an average price per share of $25.11 in 2009. Share repurchases were made under the two share repurchase programs authorized by our Board of Directors in 2008. The first program (the “dilution offset program”) authorizes the Company to purchase Teradata common stock to the extent of cash received from the exercise of stock options and the Teradata Employee Stock Purchase Plan (“ESPP”) to offset dilution from shares issued pursuant to these plans. The second program (the “general share repurchase program”) authorized the Company to repurchase $250 million of the Company’s outstanding shares of common stock. The Company has completely utilized this $250 million authorization to repurchase Teradata common stock. On May 4, 2009, the Company’s Board of Directors authorized an additional $300 million increase to the Company’s existing general share repurchase program. As of December 31, 2010, the Company had $161 million of authorization remaining on the $300 million general share repurchase program to repurchase outstanding shares of Teradata common stock. Share repurchases made by the Company are reported on a trade date basis. Our share repurchase activity depends on factors such as our working capital needs, our cash requirements for capital investments, our stock price, and economic and market conditions. Proceeds from the ESPP and the exercise of stock options were $31 million in 2010 and $25 million in 2009. These proceeds are included in Other Financing Activities, Net in the Consolidated Statement of Cash Flows.

Our total in cash and cash equivalents held outside the United States in various foreign subsidiaries was $506 million as of December 31, 2010 and $455 million as of December 31, 2009. The remaining balance held in the United States was $377 million as of December 31, 2010 and $206 million as of December 31, 2009. Under current tax laws and regulations, if cash and cash equivalents and short-term investments held outside the United States are distributed to the United States in the form of dividends or otherwise, we may be subject to additional U.S. income taxes (subject to an adjustment for foreign tax credits) and foreign withholding taxes. As of December 31, 2010, we have not provided for the U.S. federal tax liability on approximately $591 million of foreign earnings that are considered permanently reinvested outside of the United States.

On October 1, 2007, the Company entered into a five-year, $300 million unsecured revolving credit facility. This credit facility contains certain representations and warranties; conditions; affirmative, negative and financial covenants; and events of default customary for such facilities. For most borrowings, Teradata would anticipate choosing a floating rate based on the London Interbank Offered Rate (“LIBOR”). If the facility had been fully drawn at December 31, 2010, the spread over the LIBOR would have been 32 basis points (for an interest rate of 0.78%, assuming a 6 month borrowing term) given Teradata’s leverage ratio at that date. As of December 31, 2010, the Company had no borrowings outstanding under this revolving credit facility and was in compliance with all covenants.

On January 21, 2011, Teradata completed the acquisition of Aprimo. The $525 million purchase price of this all-cash acquisition was funded in part by using $225 million of existing U.S. cash, and in part by drawing-down the full $300 million credit facility. As of January 31, 2011, following the completion of the Aprimo acquisition, the Company had approximately $700 million of cash available, including approximately $200 million in the U.S.

Management believes that current cash and short-term investment resources and cash flows from operations will be sufficient to satisfy future working capital, research and development activities, capital expenditures, pension contributions, and other operating financing requirements for the foreseeable future. As the Company continues to pursue its strategic growth plans it will consider alternative forms of long-term financing. The Company primarily holds its cash and cash equivalents in bank deposits and highly-rated money market funds.

The Company’s ability to generate positive cash flows from operations is dependent on general economic conditions, competitive pressures, and other business and risk factors described elsewhere in this Annual Report. If the Company is unable to generate sufficient cash flows from operations, or otherwise to comply with the terms of its credit facility, the Company believes it has the ability to obtain additional financing alternatives.

Contractual and Other Commercial Commitments. In the normal course of business, we enter into various contractual obligations that impact, or could impact, our liquidity. The following table and discussion outlines our material obligations at December 31, 2010, with projected cash payments in the periods shown:

In millions	Total Amounts	2011	2012- 2013	2014- 2015	2016 and Thereafter
Lease obligations	$63	$18	$24	$12	$9
Purchase obligations	10	5	5	—	—

Total lease and purchase obligations	$73	$23	$29	$12	$9

Our lease obligations in the above table include Company-only facilities in various domestic and international locations. Purchase obligations are committed purchase orders and other contractual commitments for goods and services, and include contractual payments in relation to service agreements with various vendors for ongoing service parts logistics, payroll and other services.

We also have product warranties and guarantees to third parties, as well as postemployment and international pension obligations that may affect future cash flow. These items are not included in the table of obligations shown above. Product warranties and third-party guarantees are described in detail in “Note 8—Commitments and Contingencies” in Notes to Consolidated Financial Statements. Postemployment and pension obligations are described in detail in “Note 6—Employee Benefit Plans” in Notes to Consolidated Financial Statements.

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

The Company’s intention is to permanently reinvest its foreign earnings outside of the United States. As a result, the effective tax rates are largely based upon the forecasted pre-tax earnings mix and allocation of certain expenses in various taxing jurisdictions where the Company conducts its business; these jurisdictions apply a broad range of statutory income tax rates. As of December 31, 2010, the Company has not provided for federal income taxes on earnings of approximately $591 million from its foreign subsidiaries.

We account for uncertainty in income taxes by prescribing thresholds and attributes for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. Under GAAP, we may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. We record any interest and/or penalties related to uncertain tax positions in the income tax expense line on our Consolidated Statements of Income. As of December 31, 2010, the Company has recorded $8 million of unrecognized tax benefits, which is included in the “Other liabilities” section of the Company’s balance sheet.

We regularly review our deferred tax assets for recoverability and establish a valuation allowance if it is more likely than not that some portion or all of a deferred tax asset will not be realized. We had $89 million and $114 million of net deferred tax assets, and no material valuation allowances as of December 31, 2010 and 2009, respectively.

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

Pension and Postemployment Benefits

We have pension and postemployment benefit costs and credits, which are developed from actuarial valuations. Actuarial assumptions attempt to anticipate future events and are used in calculating the expense and liability relating to these plans. These factors include assumptions we make about interest rates, expected investment return on plan assets, total and involuntary turnover rates, and rates of future compensation increases. In addition, our actuarial consultants also use subjective factors such as withdrawal rates and mortality rates to develop our valuations. We review and update these assumptions on an annual basis at the beginning of each fiscal year. We are required to consider current market conditions, including changes in interest rates, in making these assumptions. The actuarial assumptions that we use may differ materially from actual results due to changing market and economic conditions, higher or lower withdrawal rates, or longer or shorter life spans of participants. These differences may result in a significant impact to the measurement of our pension and postemployment benefit obligations, and to the amount of pension and postemployment benefits expense we have recorded or may record. For example, as of December 31, 2010, a one-half percent increase/decrease in the discount rate would change the projected benefit obligation of our pension plans by approximately $3 million, and a one/half percent increase/decrease in our involuntary turnover assumption would change our postemployment benefit obligation by approximately $10 million.

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

The Company employs a foreign currency hedging strategy to limit potential losses in earnings or cash flows from adverse foreign currency exchange rate movements. Foreign currency exposures arise from transactions denominated in a currency other than the Company’s functional currency and from foreign denominated revenue and profit translated into U.S. dollars. The primary currencies to which the Company is exposed include the euro, the British pound, the Japanese yen, the Australian dollar, the Canadian dollar, and other Asian and South American currencies. Exposures are hedged with foreign currency forward contracts with maturity dates of twelve months or less. The potential loss in fair value at December 31, 2010, for such contracts resulting from a hypothetical 10% adverse change in all foreign currency exchange rates is approximately $5 million. This loss would be mitigated by corresponding gains on the underlying exposures. For additional information regarding the Company’s foreign currency hedging strategy, see “Note 7— Derivative Instruments and Hedging Activities” in Notes to Consolidated Financial Statements elsewhere in this Annual Report.

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

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Teradata Corporation:

In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a)(1) present fairly, in all material respects, the financial position of Teradata Corporation and its subsidiaries at December 31, 2010 and 2009, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2010 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing in Item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

PricewaterhouseCoopers LLP

March 1, 2011

Atlanta, Georgia

TERADATA CORPORATION

Consolidated Statements of Income

In millions, except per share amounts

	For the Year Ended December 31
	2010	2009	2008
Revenue
Product revenue	$933	$772	$849
Service revenue	1,003	937	913

Total revenue	1,936	1,709	1,762

Costs and operating expenses
Cost of products	306	269	302
Cost of services	542	502	511
Selling, general and administrative expenses	526	483	508
Research and development expenses	147	117	108

Total costs and operating expenses	1,521	1,371	1,429

Income from operations	415	338	333
Other (expense) income, net	(1)	(4)	5

Income before income taxes	414	334	338

Income tax expense	113	80	88

Net income	$301	$254	$250

Net income per common share
Basic	$1.80	$1.48	$1.40
Diluted	$1.77	$1.46	$1.39

Weighted average common shares outstanding
Basic	167.4	171.9	178.1
Diluted	170.4	173.9	179.8

The accompanying notes are an integral part of the consolidated financial statements.

TERADATA CORPORATION

Consolidated Balance Sheets

In millions, except per share amounts

	At December 31
	2010	2009
Assets
Current Assets
Cash and cash equivalents	$883	$661
Accounts receivable, net	402	387
Inventories	65	47
Other current assets	56	57

Total current assets	1,406	1,152
Property and equipment, net	105	95
Capitalized software, net	116	102
Goodwill	136	109
Deferred income taxes	59	84
Other assets	61	27

Total assets	$1,883	$1,569

Liabilities and stockholders’ equity
Current liabilities
Accounts payable	$102	$102
Payroll and benefits liabilities	134	109
Deferred revenue	263	256
Other current liabilities	70	76

Total current liabilities	569	543
Pension and other postemployment plan liabilities	85	83
Other liabilities	40	33

Total liabilities	694	659

Commitments and contingencies (Note 8)

Stockholders’ equity
Preferred stock: par value $0.01 per share, 100.0 shares authorized, no shares issued and outstanding at December 31, 2010 and 2009, respectively	0	0
Common stock: par value $0.01 per share, 500.0 shares authorized, 184.9 and 182.6 shares issued at December 31, 2010 and 2009, respectively	2	2
Paid-in capital	690	622
Treasury stock: 16.8 and 13.9 shares at December 31, 2010 and 2009, respectively	(399)	(311)
Retained earnings	884	583
Accumulated other comprehensive income	12	14

Total stockholders’ equity	1,189	910

Total liabilities and stockholders’ equity	$1,883	$1,569

The accompanying notes are an integral part of the consolidated financial statements

TERADATA CORPORATION

Consolidated Statements of Cash Flows

In millions

	For the Year Ended December 31
	2010	2009	2008
Operating activities
Net income	$301	$254	$250
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	60	63	60
Stock-based compensation expense	26	23	21
Excess tax benefit from stock-based compensation	(10)	(5)	(1)
Deferred income taxes	41	41	38
Impairment of equity investment	0	5	3
Changes in assets and liabilities:
Receivables	(15)	60	73
Inventories	(18)	(2)	7
Current payables and accrued expenses	9	15	(7)
Deferred revenue	10	(4)	13
Other assets and liabilities	9	5	(17)

Net cash provided by operating activities	413	455	440

Investing activities
Purchases of short-term investments	0	(25)	(90)
Proceeds from sales and maturities of short-term investments	0	65	50
Expenditures for property and equipment	(34)	(29)	(19)
Additions to capitalized software	(49)	(59)	(52)
Other investing activities and business acquisitions, net	(62)	(9)	(25)

Net cash used in investing activities	(145)	(57)	(136)

Financing activities
Repurchases of Company common stock	(88)	(174)	(176)
Excess tax benefit from stock-based compensation	10	5	1
Other financing activities, net	31	25	8

Net cash used in financing activities	(47)	(144)	(167)

Effect of exchange rate changes on cash and cash equivalents	1	5	(5)

Increase in cash and cash equivalents	222	259	132
Cash and cash equivalents at beginning of year	661	402	270

Cash and cash equivalents at end of year	$883	$661	$402

Supplemental data
Cash paid during the year for:
Income taxes	$89	$44	$33
Interest	$0	$0	$1

The accompanying notes are an integral part of the consolidated financial statements

TERADATA CORPORATION

Consolidated Statements of Changes in Stockholders’ Equity

In millions

	Common Stock		Treasury Stock		Paid-in	Retained	Accumulated Other Comprehensive		Comprehensive Income for the
	Shares	Amount	Shares	Amount	Capital	Earnings	(Loss) Income	Total	Year Ended
December 31, 2007	181	$2	0	$0	$555	$79	($5)	$631

Net income						250		250	$250
Adjustments to net assets contributed from NCR (Note 1)					25		2	27
Employee stock compensation, employee stock purchase programs and option exercises	2				29			29
Repurchase of Company common stock, retired	(2)				(38)			(38)
Income tax benefit from stock compensation plans					1			1
Purchases of treasury stock, not retired			(7)	(137)				(137)
Pension and post- employment benefit plans, net of tax							10	10	10
Currency translation adjustment							4	4	4

December 31, 2008	181	$2	(7)	($137)	$572	$329	$11	$777	$264

Net income						254		254	$254
Employee stock compensation, employee stock purchase programs and option exercises	2				45			45
Income tax benefit from stock compensation plans					5			5
Purchases of treasury stock, not retired			(7)	(174)				(174)
Pension and post- employment benefit plans, net of tax							(2)	(2)	(2)
Currency translation adjustment							5	5	5

December 31, 2009	183	$2	(14)	($311)	$622	$583	$14	$910	$257

Net income						301		301	$301
Employee stock compensation, employee stock purchase programs and option exercises	2				58			58
Income tax benefit from stock compensation plans					10			10
Purchases of treasury stock, not retired			(3)	(88)				(88)
Pension and post- employment benefit plans, net of tax							1	1	1
Currency translation adjustment							(3)	(3)	(3)

December 31, 2010	185	$2	(17)	($399)	$690	$884	$12	$1,189	$299

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

Basis of Presentation. The financial statements are presented on a consolidated basis and include the accounts of the Company and its wholly-owned subsidiaries in accordance with accounting principles generally accepted in the United States of America (“GAAP”).

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

Teradata also offers consulting and installation-related services to its customers, which are considered software-related. These services are rarely considered essential to the functionality of the enterprise data warehouse (“EDW”) solution deliverable and there is never any software customization of the proprietary database software. VSOE of fair value for consulting services is based on the hourly rates for standalone consulting services projects by geographic region and are indicative of our customary pricing practices. Pricing in each market is structured to obtain a reasonable margin based on input costs.

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

Long-Lived Assets

Property and Equipment. Property and equipment, leasehold improvements and rental equipment are stated at cost less accumulated depreciation. Depreciation is computed over the estimated useful lives of the related assets primarily on a straight-line basis. Equipment is depreciated over 3 to 20 years and buildings over 25 to 45 years. Leasehold improvements are depreciated over the life of the lease or the asset, whichever is shorter. Total depreciation expense on the Company’s property and equipment for the years ended December 31, 2010, 2009 and 2008 was $25 million, $22 million and $24 million, respectively.

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

Costs incurred for the development of software that will be sold, leased or otherwise marketed are capitalized when technological feasibility has been established. Technological feasibility is established when planning, designing and initial coding activities that are necessary to establish the product can be produced to meet its design specifications. In the absence of a program design, a working model is used to establish technological feasibility. These costs are included within capitalized software and are amortized over the estimated useful lives of the resulting software. The Company amortizes capitalized software over periods up to four years using the greater of the ratio that current gross revenues for a product bear to the total of current and anticipated future gross revenues for that product or the straight-line method over the remaining estimated economic life of the product beginning when the product is available for general release. Costs capitalized include direct labor and related overhead costs. Costs incurred prior to technological feasibility and after general release are expensed as incurred. The following table identifies the activity relating to capitalized software:

	Internal-use Software			External-use Software
In millions	2010	2009	2008	2010	2009	2008
Beginning balance at January 1	$12	$11	$12	$90	$69	$49
Capitalized	5	5	4	44	54	48
Amortization	(6)	(4)	(5)	(29)	(33)	(28)

Ending balance at December 31	$11	$12	$11	$105	$90	$69

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

Goodwill. Goodwill represents the excess of the purchase price in a business combination over the fair value of net tangible and intangible assets acquired. Goodwill amounts are not amortized, but rather are tested for impairment annually or if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. The Company did not recognize any goodwill impairment charges in 2010, 2009 or 2008.

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

Pension and Postemployment Benefits. The Company accounts for its pension and postemployment benefit obligations using actuarial models. The measurement of plan obligations was made as of December 31, 2010. Liabilities are computed using the projected unit credit method. The objective under this method is to expense each participant’s benefits under the plan as they accrue, taking into consideration salary increases and the plan’s benefit allocation formula. Thus, the total pension or postemployment benefit to which each participant is expected to become entitled is broken down into units, each associated with a year of past or future credited service.

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

Income Taxes. Income tax expense is provided based on income before income taxes in the various jurisdictions in which the Company conducts its business. Deferred income taxes reflect the impact of temporary differences between assets and liabilities recognized for financial reporting purposes and such amounts recognized for tax purposes. These deferred taxes are determined based on the enacted tax rates expected to apply in the periods in which the deferred assets or liabilities are expected to be settled or realized. Teradata recognizes tax benefits from uncertain tax positions only if it is more likely than not the tax position will be sustained on examination by taxing authorities, based on the technical merits of the position. The Company records valuation allowances related to its deferred income tax assets when it is more likely than not that some portion or all of the deferred income tax assets will not be realized.

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

Earnings Per Share. Basic earnings per share is calculated by dividing net income by the weighted-average number of shares outstanding during the reported period. The calculation of diluted earnings per share is similar to basic earnings per share, except that the weighted-average number of shares outstanding includes the dilution from potential shares added from stock options, restricted stock awards and other stock awards. Refer to Note 5 for share information on the Company’s stock compensation plans.

The components of basic and diluted earnings per share are as follows:

	For the year ended December 31
In millions, except earnings per share	2010	2009	2008
Net income available for common stockholders	$301	$254	$250

Weighted average outstanding shares of common stock	167.4	171.9	178.1
Dilutive effect of employee stock options and restricted stock	3.0	2.0	1.7

Common stock and common stock equivalents	170.4	173.9	179.8

Earnings per share:
Basic	$1.80	$1.48	$1.40
Diluted	$1.77	$1.46	$1.39

Options to purchase 0.6 million shares of common stock for 2010, 1.8 million shares of common stock for 2009 and 1.7 million shares of common stock for 2008 were not included in the computation of diluted earnings per share because their exercise prices were greater than the average market price of the common shares and, therefore, the effect would have been anti-dilutive.

Recently Issued Accounting Pronouncements

Multiple-Deliverable Revenue Arrangements. In October 2009, the Financial Accounting Standards Board (“FASB”) issued new guidance regarding the accounting for revenue arrangements with multiple deliverables. This new guidance provides principles for allocation of consideration among its multiple-elements, allowing more alternatives in identifying and accounting for separate deliverables under an arrangement. The guidance will eliminate the residual method of allocation and require use of the relative selling price method. The guidance also introduces the best estimate selling price (“BESP”) for valuing the deliverables of a bundled arrangement if vendor specific objective evidence (“VSOE”) or third-party evidence of selling price is not available, and significantly expands related disclosure requirements. This guidance is effective on a prospective basis for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. Alternatively, adoption may be on a retrospective basis, and early application is permitted. The Company will adopt this guidance, on a prospective basis, for applicable transactions originating or materially modified on or after January 1, 2011. The Company is currently evaluating the impact of adopting this standard, but does not expect it to have a material impact on reported revenues.

Certain Revenue Arrangements That Include Software Elements. In October 2009, the FASB issued new guidance for revenue arrangements that include software elements. This new guidance changes the accounting model for revenue arrangements that include both tangible products and software elements. Tangible products containing software and nonsoftware elements that function together to deliver the tangible product’s essential functionality will no longer be within the scope of software revenue guidance. The new guidance is effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010, and early application is permitted. The Company will adopt this guidance, on a prospective basis, for applicable transactions originating or materially modified on or after January 1, 2011. The Company is currently evaluating the impact of adopting this standard, but does not expect it to have a material impact on reported revenues.

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

Note 2 Supplemental Financial Information

	At December 31
In millions	2010	2009
Accounts receivable
Trade	$408	$392
Other	3	4

Accounts receivable, gross	411	396
Less: allowance for doubtful accounts	(9)	(9)

Total accounts receivable, net	$402	$387

Inventories
Finished goods	$39	$27
Service parts	26	20

Total inventories	$65	$47

Other current assets
Current deferred tax assets	$31	$30
Other	25	27

Total other current assets	$56	$57

Property and equipment
Land	$8	$8
Buildings and improvements	63	64
Machinery and other equipment	213	192

Property and equipment, gross	284	264
Less: accumulated depreciation	(179)	(169)

Total property and equipment, net	$105	$95

Other current liabilities
Sales and value-added taxes	$19	$17
Other	51	59

Total other current liabilities	$70	$76

Accumulated other comprehensive income, net of tax
Currency translation adjustments	$31	$34
Actuarial losses and prior service costs on employee benefit plans	(19)	(20)

Total accumulated other comprehensive income	$12	$14

Note 3 Goodwill and Other Intangible Assets

The following table identifies the activity relating to goodwill by operating segment:

In millions	Balance December 31, 2009	Additions	Currency Translation Adjustments	Balance December 31, 2010
Goodwill
Americas	$71	$14	$0	$85
EMEA	10	7	0	17
APJ	28	3	3	34

Total goodwill	$109	$24	$3	$136

The change in goodwill for the twelve months ended December 31, 2010 was primarily due to an immaterial acquisition consummated during 2010, as well as changes in foreign currency exchange rates. The only change in goodwill for the twelve months ended December 31, 2009 was due to immaterial fluctuations in foreign currency exchange rates. In the fourth quarter of 2010, the Company performed its annual test of goodwill impairment and determined that no impairment to the carrying value of goodwill was necessary, as the fair value of each reporting segment was significantly in excess of their respective carrying amounts, including goodwill.

The Company’s identifiable intangible assets, reported under Other Assets in the balance sheets, were specifically identified when acquired, and are deemed to have finite lives. The gross carrying amount and accumulated amortization for Teradata’s identifiable intangible assets were as follows:

In millions	Original Amortization Life (in Years)	December 31, 2010		December 31, 2009
		Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Identifiable intangible assets
Intellectual property	5	18	(6)	6	(3)

The increase in intellectual property since December 31, 2009 was due to software and technology assets acquired through immaterial business acquisitions.

The aggregate amortization expense (actual and estimated) for identifiable intangible assets for the following periods is:

In millions	Actual 2010	For the year ended (estimated)
		2011	2012	2013	2014	2015
Amortization expense	$2	$3	$3	$2	$2	$1

Note 4 Income Taxes

For the years ended December 31, income before income taxes consisted of the following:

In millions	2010	2009	2008
Income before income taxes
United States	$272	$179	$190
Foreign	142	155	148

Total income before income taxes	$414	$334	$338

For the years ended December 31, income tax expense consisted of the following:

In millions	2010	2009	2008
Income tax expense
Current
Federal	$53	$24	$8
State and local	5	4	5
Foreign	14	11	37
Deferred
Federal	35	30	60
State and local	4	4	5
Foreign	2	7	(27)

Total income tax expense	$113	$80	$88

The following table presents the principal components of the difference between the effective tax rate and the U.S. federal statutory income tax rate for the years ended December 31:

In millions	2010	2009	2008
Income tax expense at the U.S. federal tax rate	35.0%	35.0%	35.0%
Foreign income tax differential	(8.1%)	(11.0%)	(12.5%)
State and local income taxes	1.5%	1.0%	2.0%
U.S. permanent book/tax differences	(0.9%)	(0.5%)	0.5%
Other, net	(0.2%)	(0.5%)	1.0%

Total income tax expense	27.3%	24.0%	26.0%

The effective tax rate for the year ended December 31, 2010 included a $5 million tax benefit associated with the recognition of certain foreign net operating loss carryforwards resulting from an audit settlement in the first quarter of 2010. The effective tax rate for the year ended December 31, 2009 included a net tax benefit of a recurring state and local income tax credit that was not recognized in the 2008 income tax rate. The effective tax rate for the year ended December 31, 2008 included a $3 million charge to reflect a change in estimate identified in conjunction with filing the Company’s 2007 U.S. federal tax return. The provision for income taxes is based on the pre-tax earnings mix by jurisdiction of Teradata and its subsidiaries under the Company’s current structure.

Deferred income tax assets and liabilities included in the balance sheets at December 31 were as follows:

In millions	2010	2009
Deferred income tax assets
Employee pensions and other liabilities	$47	$40
Other balance sheet reserves and allowances	24	22
Deferred revenue	0	5
Tax loss and credit carryforwards	29	19
Capitalized research and development	45	66
Other	0	3

Total deferred income tax assets	145	155

Deferred income tax liabilities
Capitalized software	42	35
Property and equipment	10	0
Other	4	6

Total deferred income tax liabilities	56	41

Total net deferred income tax assets	$89	$114

As of December 31, 2010, Teradata had net operating loss carryforwards in the United States and certain foreign jurisdictions of approximately $17 million (tax effected), which begin to expire in 2012. In addition, Teradata has U.S. foreign tax credit carryforwards of $7 million, which will begin expiring in 2017, and Research and Development Tax Credit carryforwards of $6 million, which begin to expire in 2027.

The Company’s intention is to permanently reinvest its foreign earnings outside of the United States. As a result, the effective tax rates in the periods presented are largely based upon the pre-tax earnings mix and allocation of certain expenses in various taxing jurisdictions where the Company conducts its business; these jurisdictions apply a broad range of statutory income tax rates. At December 31, 2010 the Company had not provided for federal income taxes on earnings of approximately $591 million from its foreign subsidiaries. Should these earnings be distributed in the form of dividends or otherwise, the Company would be subject to both U.S. income taxes and potential withholding taxes in various international jurisdictions. The U.S. taxes would potentially be partially offset by U.S. foreign tax credits. Determination of the amount of unrecognized deferred U.S. tax liability is not practical because of the complexities associated with this hypothetical calculation.

The Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The Company reflects any interest and penalties recorded in connection with its uncertain tax positions as a component of income tax expense.

At the end of 2010, the Company’s tax liability related to uncertain tax positions totaled approximately $8 million and is reflected in the “Other liabilities” section of the Company’s balance sheet as a non-current liability. The entire balance would cause a decrease in the effective income tax rate upon recognition. Teradata has recorded less than $1 million of interest accruals related to its uncertain tax liabilities as of December 31, 2010.

Below is a rollforward of the Company’s liability related to uncertain tax positions at December 31:

In millions	2010	2009
Balance at January 1	$6	$1
Gross increases for prior period tax positions	1	2
Gross decreases for prior period tax positions	(1)	0
Gross increases for current period tax positions	2	3

Balance at December 31	$8	$6

The Company and its subsidiaries file income tax returns in the U.S. federal and various state jurisdictions, as well as numerous foreign jurisdictions. As of December 31, 2010, the Company is in the process of undergoing a U.S. federal tax examination for the 2007 and 2008 tax years, as well as tax examinations in a limited number of foreign jurisdictions; however, no material adjustments have been made nor are currently anticipated in any of these examinations.

Note 5 Employee Share-based Compensation Plans

The Company recorded stock-based compensation expense for the years ended December 31 as follows:

In millions	2010	2009	2008
Stock options	$12	$11	$8
Restricted stock	14	12	13

Total stock-based compensation (pre-tax)	26	23	21
Tax benefit	(10)	(9)	(7)

Total stock-based compensation, net of tax	$16	$14	$14

As of December 31, 2010, the Company’s primary types of share-based compensation were stock options, restricted stock and restricted stock units.

Stock Options

The Teradata Corporation 2007 Stock Incentive Plan (the “Teradata SIP”), as amended, was adopted by stockholders at the Company’s 2009 Annual Meeting of Stockholders. The Teradata SIP provides for the grant of several different forms of stock-based compensation, including stock options to purchase shares of Teradata common stock. The Compensation and Human Resource Committee of Teradata’s Board of Directors had discretion to determine the material terms and conditions of option awards under the Teradata SIP, provided that (i) the exercise price must be no less than the fair market value of Teradata common stock (as defined in the Teradata SIP or otherwise determined by the Teradata Compensation and Human Resource Committee) on the date of grant, (ii) the term must be no longer than ten years, and (iii) in no event shall the normal vesting schedule provide for vesting in less than one year. Grants generally have a four-year vesting period. A total of 20 million shares were authorized to be issued under the Teradata SIP. New shares of the Company’s common stock are issued as a result of the vesting of restricted stock, restricted stock units and stock option exercises.

For the years ended December 31, 2010, 2009 and 2008, the weighted-average fair value of options granted for Teradata equity awards was $13.97, $10.22 and $5.08, respectively. The fair value of each option award on the grant date was estimated using the Black-Scholes option-pricing model with the following assumptions:

	2010	2009	2008
Dividend yield	0	0	0
Risk-free interest rate	1.88%	2.36%	1.90%
Expected volatility	31.4%	31.2%	33.3%
Expected term (years)	6.3	6.3	6.3

The expected volatility assumption was based on peer group volatility, and the expected term assumption is determined using the simplified method under GAAP, which is based on the vesting period and contractual term for each vesting tranche of awards. The mid-point between the vesting date and the expiration date is used as the expected term under this method. The risk-free interest rate for periods within the contractual life of the option is based on an average of the five-year and seven-year U.S. Treasury yield curve in effect at the time of grant.

The following table summarizes the Company’s stock option activity for the year ended December 31, 2010:

Shares in thousands	Shares Under Option	Weighted- Average Exercise Price per Share	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in millions)
Outstanding at January 1, 2010	9,339	$17.98	7.3	$126
Granted	1,079	$40.20
Exercised	(1,634)	$15.12
Canceled	(35)	$10.72
Forfeited	(92)	$19.02

Outstanding at December 31, 2010	8,657	$21.31	7.2	$172
Fully vested and expected to vest at December 31, 2010	8,589	$21.30	7.2	$171
Exercisable at December 31, 2010	4,462	$17.71	6.0	$105

The total intrinsic value of options exercised was $34 million in 2010, $22 million in 2009 and $4 million in 2008. Cash received by the Company from option exercises under all share-based payment arrangements was $25 million in 2010, $19 million in 2009 and $4 million in 2008. The tax benefit realized from these exercises was $9 million in 2010, $6 million in 2009 and $1 million in 2008. As of December 31, 2010, there was $34 million of total unrecognized compensation cost related to unvested stock option grants. That cost is expected to be recognized over a weighted-average period of 1.7 years.

Restricted Stock and Restricted Stock Units

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

The following table reports restricted stock and restricted stock unit activity during the year ended December 31, 2010:

Shares in thousands	Number of Shares	Weighted- Average Grant Date Fair Value per Share
Unvested shares at January 1, 2010	1,282	$25.24
Granted	655	$34.32
Vested	(510)	$27.50
Forfeited/canceled	(53)	$22.39

Unvested shares at December 31, 2010	1,374	$28.86

The total fair value of shares vested was $14 million in 2010, $3 million in 2009 and $12 million in 2008. As of December 31, 2010, there was $24 million of unrecognized compensation cost related to unvested restricted stock grants. The unrecognized compensation cost is expected to be recognized over a remaining weighted-average period of 1.5 years.

The following table represents the composition of Teradata restricted stock grants in 2010:

Shares in thousands	Number of Shares	Weighted- Average Grant Date Fair Value
Service-based shares	372	$38.21
Performance-based shares	283	$29.21

Total stock grants	655	$34.32

Other Share-based Plans

The Company’s employee stock purchase program (“ESPP”), effective on October 1, 2007, provides eligible employees of Teradata and its designated subsidiaries an opportunity to purchase the Company’s common stock at a discount to the average of the highest and lowest sale prices on the last trading day of each month. The ESPP discount is 5% of the average market price. As a result, this plan is considered non-compensatory under GAAP. Employees may authorize payroll deductions of up to 10% of eligible compensation for common stock purchases. A total of 4 million shares were authorized to be issued under the ESPP, with approximately 3.2 million shares remaining under that authorization at December 31, 2010. The shares of Teradata Common Stock purchased by a participant on an exercise date (the last day of each month) shall, for all purposes, be deemed to have been issued and sold at the close of business on such exercise date. Prior to that time, none of the rights or privileges of a stockholder shall exist with respect to such shares. Employees purchased approximately 0.2 million shares in 2010, 0.3 million shares in 2009 and 0.3 million shares in 2008, for approximately $7 million, $6 million and $5 million, respectively.

Note 6 Employee Benefit Plans

Pension and Postemployment Plans. Teradata currently sponsors defined benefit pension plans for certain of its international employees. For those international pension plans for which the Company holds asset balances, those assets are primarily invested in common/collective trust funds (which include publicly traded common stocks, corporate and government debt securities, real estate indirect investments, cash or cash equivalents) and insurance contracts.

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

Pension and postemployment benefit costs for the years ended December 31 were as follows:

	2010		2009		2008
In millions	Pension	Postemployment	Pension	Postemployment	Pension	Postemployment
Service cost	$8	$4	$7	$4	$7	$5
Interest cost	4	2	3	2	4	3
Expected return on plan assets	(3)	0	(2)	0	(3)	0
Settlement charge	0	0	1	0	1	0
Employee contributions	(1)	0	(1)	0	(1)	0
Amortization of actuarial loss	1	0	1	0	0	3

Total costs	$9	$6	$9	$6	$8	$11

The underfunded amount of pension and postemployment obligations is recorded as a liability in the Company’s consolidated balance sheet. The following tables present the changes in benefit obligations, plan assets, funded status and the reconciliation of the funded status to amounts recognized in the consolidated balance sheets and in accumulated other comprehensive income at December 31:

In millions	Pension		Postemployment
	2010	2009	2010	2009
Change in benefit obligation
Benefit obligation at January 1	$96	$89	$38	$36
Service cost	7	6	4	4
Interest cost	4	3	2	2
Plan participant contributions	1	1	0	0
Amendments	0	0	(1)	0
Actuarial loss (gain)	4	(2)	(1)	2
Benefits paid	(7)	(6)	(2)	(6)
Currency translation adjustments	6	5	0	0

Benefit obligation at December 31	111	96	40	38

Change in plan assets
Fair value of plan assets at January 1	45	36	0	0
Actual return on plan assets	2	(1)	0	0
Company contributions	13	10	0	0
Benefits paid	(7)	(6)	0	0
Currency translation adjustments	5	5	0	0
Plan participant contribution	1	1	0	0

Fair value of plan assets at December 31	59	45	0	0

Funded status (underfunded)	($52)	($51)	($40)	($38)

Amounts Recognized in the Balance Sheet
Current liabilities	($1)	$0	($6)	($6)
Noncurrent liabilities	(51)	(51)	(34)	(32)

Net amounts recognized	($52)	($51)	($40)	($38)

Amounts Recognized in Accumulated Other Comprehensive Income
Net actuarial loss	$33	$27	$3	$5
Prior service credit	(3)	(3)	0	0

Total	$30	$24	$3	$5

The accumulated pension benefit obligation was $103 million at December 31, 2010 and $90 million at December 31, 2009. For pension plans with accumulated benefit obligations in excess of plan assets, the projected benefit obligation, accumulated benefit obligation and fair value of assets were $110 million, $102 million and $58 million, respectively, at December 31, 2010, and $67 million, $61 million and $17 million, respectively, at December 31, 2009.

The following table presents the pre-tax net changes in projected benefit obligations recognized in other comprehensive income during 2010:

	Pension		Postemployment
In millions	2010	2009	2010	2009
Actuarial loss/(gain) arising during the year	$5	$2	($1)	$2
Amortization of loss included in net periodic benefit cost	(1)	(1)	0	0
Prior service credit arising during the year	0	0	(1)	0
Recognition of loss due to settlement	0	(1)	0	0
Foreign currency exchange	2	2	0	0

Total recognized in other comprehensive expense (income)	$6	$2	($2)	$2

The following table presents the amounts in accumulated other comprehensive income expected to be recognized as components of net periodic benefit cost during 2011:

In millions	Pension	Postemployment
Net loss	$4	$0

Total recognized in other comprehensive loss/(income)	$4	$0

The weighted-average rates and assumptions used to determine benefit obligations at December 31, 2010 and 2009, and net periodic benefit cost for the year ended December 31, 2010 and 2009, were as follows:

	Pension Benefit Obligations		Pension Benefit Cost
	2010	2009	2010	2009
Discount rate	3.9%	4.2%	4.2%	4.2%
Rate of compensation increase	3.3%	3.3%	3.3%	3.2%
Expected return on plan assets	N/A	N/A	4.7%	5.2%

	Postemployment Benefit Obligations		Postemployment Benefit Cost
	2010	2009	2010	2009
Discount rate	4.4%	4.8%	4.8%	4.8%
Rate of compensation increase	3.7%	3.7%	3.7%	3.7%
Involuntary turnover rate	2.0%	2.0%	2.0%	2.0%

The Company determines the expected return on assets based on individual plan asset allocations, historical capital market returns, and long-run interest rate assumptions, with input from its actuaries, investment managers, and independent investment advisors. The company emphasizes long-term expectations in its evaluation of return factors, discounting or ignoring short-term market fluctuations. Expected asset returns are reviewed annually, but generally modified only when asset allocation strategies change or long-term economic trends are identified.

The discount rate used to determine year-end 2010 U.S. benefit obligations was derived by matching the plans’ expected future cash flows to the corresponding yields from the Citigroup Pension Discount Curve. This yield curve has been constructed to represent the available yields on high-quality fixed-income investments across a broad range of future maturities. International discount rates were determined by examining interest rate levels and trends within each country, particularly yields on high-quality long-term corporate bonds, relative to our future expected cash flows.

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

Plan Assets. The weighted-average asset allocations at December 31, 2010 and 2009, by asset category are as follows:

	Actual Asset Allocation As of December 31		Target Asset Allocation
	2010	2009
Equity securities	41%	42%	40%
Debt securities	38%	34%	41%
Insurance (annuity) contracts	10%	13%	10%
Real estate	5%	4%	4%
Other	6%	7%	5%

Total	100%	100%	100%

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

The following is a description of the valuation methodologies used for pension assets as of December 31, 2010.

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

Insurance contracts: Valued by discounting the related future benefit payments using a current year-end market discount rate, which represents the fair value of the insurance contract. The Company has classified these contracts as Level 3 assets for fair value measurement purposes.

The following table sets forth by level, within the fair value hierarchy, the pension plan assets at fair value as of December 31, 2010:

In Millions	December 31, 2010	Fair Value Measurements at Reporting Date Using
		Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash/cash equivalents/money market funds	$2	$0	$2	$0
Equity funds	24	0	24	0
Bond/fixed-income funds	22	0	22	0
Real-estate indirect investment	3	0	3	0
Commodities/Other	2	0	2	0
Insurance contracts	6	0	0	6

Total Assets at fair value	$59	$0	$53	$6

The table below sets forth a summary of changes in the fair value of the pension plan level 3 assets for the year ended December 31, 2010:

In Millions	Insurance Contracts
Balance as of January 1, 2010	$6
Actual return on plan assets	0
Purchases, sales and settlements, net	0

Balance as of December 31, 2010	$6

The following table sets forth by level, within the fair value hierarchy, the pension plan assets at fair value as of December 31, 2009:

In Millions	December 31, 2009	Fair Value Measurements at Reporting Date Using
		Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Signficant Unobservable Inputs (Level 3)
Cash/cash equivalents/money market funds	$2	$0	$2	$0
Equity funds	19	0	19	0
Bond/fixed-income funds	15	0	15	0
Real-estate indirect investment	2	0	2	0
Commodities/Other	1	0	1	0
Insurance contracts	6	0	0	6

Total Assets at fair value	$45	$0	$39	$6

The table below sets forth a summary of changes in the fair value of the pension plan level 3 assets for the year ended December 31, 2009:

In Millions	Insurance Contracts
Balance as of January 1, 2009	$6
Actual return on plan assets	0
Purchases, sales and settlements, net	0

Balance as of December 31, 2009	$6

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

Cash Flows Related to Employee Benefit Plans

Cash Contributions. The Company plans to contribute approximately $11 million to the international pension plans and $6 million to postemployment benefit obligations in 2011.

Estimated Future Benefit Payments. The Company expects to make the following benefit payments reflecting past and future service from its pension and postemployment plans:

In millions	Pension Benefits	Postemployment Benefits
Year
2011	$9	$6
2012	$9	$6
2013	$8	$6
2014	$8	$6
2015	$9	$5
2016-2020	$43	$21

Savings Plans. U.S. employees and many international employees participate in defined contribution savings plans. These plans generally provide either a specified percent of pay or a matching contribution on participating employees’ voluntary elections. The Company’s matching contributions typically are subject to a maximum percentage or level of compensation. Employee contributions can be made pre-tax, after-tax or a combination thereof. The expense for the U.S. savings plan was $15 million in 2010, $15 million in 2009 and $15 million in 2008. The expense for international subsidiary savings plans was $11 million in 2010, $10 million in 2009 and $10 million in 2008.

Note 7 Derivative Instruments and Hedging Activities

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

The contract notional amount of the Company’s foreign exchange forward contracts was $91 million ($51 million on a net basis) at December 31, 2010, and $67 million ($45 million on a net basis) at December 31, 2009. The fair value derivative assets and liabilities recorded in other current assets and accrued liabilities at December 31, 2010 and 2009, were not material.

The aggregate net foreign currency transaction gains and losses in 2010, 2009 and 2008 were not material to the results of operations. The aggregate foreign currency transaction amounts include the gains/losses on the Company’s foreign currency fair value hedges for all periods presented.

Note 8 Commitments and Contingencies

In the normal course of business, the Company is subject to proceedings, lawsuits, claims and other matters, including those that relate to the environment, health and safety, employee benefits, export compliance, intellectual property, tax matters, and other regulatory compliance and general matters, including those described below.

The Company is subject to governmental investigations and requests for information from time to time. As previously reported prior to Teradata’s Separation from NCR, the United States Department of Justice is conducting an investigation regarding the propriety of the Company’s arrangements or understandings with others in connection with certain federal contracts and the adequacy of certain disclosures related to such contracts. The investigation arises in connection with civil litigation in federal district court filed under the qui tam provisions of the civil False Claims Act against a number of information technology companies, including the Company. The complaints against the Company remain under seal. The Company continues to conduct its analysis of such claims focusing on the propriety of certain transactions under federal programs under which Teradata was a contractor. During 2008 the Company shared evidence with the Justice Department of questionable conduct that the Company uncovered and is continuing to cooperate with the Justice Department in its investigation, and has initiated discussions to resolve this matter.

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

The Company has an accrual of approximately $3 million related to the current best estimate of probable liability relating to these matters. The Company believes the amounts provided in its financial statements are adequate in light of the probable and estimable liabilities. However, because such matters are subject to many uncertainties, the outcomes are not predictable and there can be no assurances that the actual amounts required to satisfy alleged liabilities from the matters described above and other matters, and to comply with applicable laws and regulations, will not exceed the amounts reflected in the Company’s financial statements or will not have a material adverse effect on its results of operations, financial condition or cash flows.

Guarantees and Product Warranties.

Guarantees associated with the Company’s business activities are reviewed for appropriateness and impact to the Company’s financial statements. Periodically, the Company’s customers enter into various leasing arrangements coordinated with a leasing company. In some instances, the Company guarantees the leasing company a minimum value at the end of the lease term on the leased equipment. As of December 31, 2010, the maximum future payment obligation of this guaranteed value and the associated liability balance was $3 million.

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

The following table identifies the activity relating to the warranty reserve for the years ended December 31:

In millions	2010	2009	2008
Warranty reserve liability
Beginning balance at January 1	$5	$6	$6
Accruals for warranties issued	14	11	13
Settlements (in cash or kind)	(13)	(12)	(13)

Balance at end of period	$6	$5	$6

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

Leases. Teradata conducts certain of its sales and administrative operations using leased facilities, the initial lease terms of which vary in length. Many of the leases contain renewal options and escalation clauses that are not material to the overall lease portfolio. Future minimum operating lease payments and committed subleases under non-cancelable leases as of December 31, 2010, for the following fiscal years were:

In millions	Total Amounts	2011	2012	2013	2014	2015
Operating lease obligations	$54	$18	$15	$9	$6	$6
Sublease rentals	(15)	(3)	(3)	(3)	(3)	(3)

Total committed operating Leases less sublease rentals	$39	$15	$12	$6	$3	$3

The Company’s actual rental expense was $17 million, $17 million and $18 million for the years ended December 31, 2010, 2009 and 2008, respectively. The Company had no contingent rentals for these periods, but received sublease rental income of $4 million, $5 million and $5 million for the years ended December 31, 2010, 2009 and 2008, respectively.

Concentrations of Risk. The Company is potentially subject to concentrations of credit risk on accounts receivable and financial instruments such as hedging instruments, and cash and cash equivalents. Credit risk includes the risk of nonperformance by counterparties. The maximum potential loss may exceed the amount recognized on the balance sheet. Exposure to credit risk is managed through credit approvals, credit limits, selecting major international financial institutions (as counterparties to hedging transactions) and monitoring procedures. Teradata’s business often involves large transactions with customers, and if one or more of those customers were to default in its obligations under applicable contractual arrangements, the Company could be exposed to potentially significant losses. However, management believes that the reserves for potential losses were adequate at December 31, 2010 and 2009.

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

Note 9 Fair Value Measurements

The Company’s assets and liabilities measured at fair value on a recurring basis include money market funds and foreign currency exchange contracts. A portion of the Company’s excess cash reserves are held in money market funds which generate interest income based on the prevailing market rates. Money market funds are included in cash and cash equivalents in the Company’s balance sheet. Money market fund holdings are measured at fair value using quoted market prices and are classified within Level 1 of the valuation hierarchy. When deemed appropriate, the Company minimizes its exposure to changes in foreign currency exchange rates through the use of derivative financial instruments, specifically, forward foreign exchange contracts. The fair value of these contracts are measured at the end of each interim reporting period using observable inputs other than quoted prices. As such, these derivative instruments are classified within Level 2 of the valuation hierarchy. Fair value gains for open contracts are recognized as assets and fair value losses are recognized as liabilities. The foreign exchange currency contracts in effect at December 31, 2010 and 2009 had no material fair value gains and losses. Any gains and losses would be mitigated by corresponding gains on the underlying exposures.

The Company’s assets and liabilities measured at fair value on a recurring basis and subject to fair value disclosure requirements at December 31, 2010 were as follows:

In millions	December 31, 2010	Fair Value Measurements at Reporting Date Using
		Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Signficant Unobservable Inputs (Level 3)
Assets
Money market funds	$534	$534	$0	$0

The Company’s assets measured at fair value on a recurring basis and subject to fair value disclosure requirements at December 31, 2009 were as follows:

In millions	December 31, 2009	Fair Value Measurements at Reporting Date Using
		Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Signficant Unobservable Inputs (Level 3)
Assets
Money market funds	$403	$403	$0	$0

Note 10 Segment, Other Supplemental Information and Concentrations

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

The following table presents regional segment revenue and segment gross margin for the Company for the years ended December 31:

In millions	2010	% of Revenue	2009	% of Revenue	2008	% of Revenue
Revenue
Americas(1)	$1,166	60%	$981	57%	$984	56%
EMEA	442	23%	430	25%	451	26%
APJ	328	17%	298	18%	327	18%

Total revenue	1,936	100%	1,709	100%	1,762	100%

Segment gross margin
Americas	702	60%	570	58%	557	57%
EMEA	232	52%	230	53%	234	52%
APJ	154	47%	138	46%	158	48%

Total gross margin	1,088	56%	938	55%	949	54%

Selling, general and administrative expenses	526	27%	483	28%	508	29%
Research and development expenses	147	8%	117	7%	108	6%

Total income from operations	$415	21%	$338	20%	$333	19%

(1)	The Americas region includes revenue from the United States of $1,059 million in 2010, $871 million in 2009 and $894 million in 2008.

The following table presents revenue by product and services revenue for the Company for the years ended December 31:

In millions	2010	2009	2008
Products (software and hardware)(1)	$933	$772	$849

Consulting services	536	497	485
Maintenance services	467	440	428

Total services	1,003	937	913

Total revenue	$1,936	$1,709	$1,762

(1)

Our data warehousing software and hardware products are often sold and delivered together in the form of a “node” of capacity as an integrated technology solution. Accordingly, it is impracticable to provide the breakdown of revenue from various types of software and hardware products.

The following table presents property and equipment by geographic area at December 31:

In millions	2010	2009
United States	$87	$82
Americas (excluding United States)	2	2
EMEA	4	3
APJ	12	8

Property and equipment, net	$105	$95

Concentrations. No single customer accounts for more than 10% of the Company’s revenue. As of December 31, 2010, the Company is not aware of any significant concentration of business transacted with a particular customer that could, if suddenly eliminated, have a material adverse effect on the Company’s operations. The Company also has no concentration of available sources of labor, services, licenses or other rights that could, if suddenly eliminated, have a material adverse effect on its operations.

Note 11 Subsequent Events

On January 21, 2011, Teradata completed its acquisition of 100 percent of the stock of Aprimo, Inc. (“Aprimo”), pursuant to an Agreement and Plan of Merger (the “Merger Agreement”) dated December 21, 2010. Aprimo is a global provider of integrated marketing software solutions. Aprimo is being integrated into Teradata’s operations, and the Aprimo organization will support Teradata’s applications strategy, including development, marketing, sales, and services. The purpose of this acquisition is to advance Teradata’s position in Integrated Marketing Management, building on Aprimo’s established position.

The aggregate consideration payable with respect to all of the outstanding stock and equity interests (including all outstanding warrants, stock options and restricted stock units) of Aprimo in the acquisition was $525 million in cash, subject to potential adjustments for closing working capital and certain of Aprimo’s indemnification obligations under the Merger Agreement. The purchase price was funded in part by using $225 million of existing U.S. cash, and in part by drawing-down in full the Company’s $300 million credit facility. Additionally, Teradata is expected to incur acquisition-related transaction and integration costs of approximately $13 million for the year ended December 31, 2011. These costs include investment banking, legal and accounting fees, severance and retention payments, and other costs directly related to the acquisition.

As Teradata’s acquisition of Aprimo was closed on January 21, 2011, management is still determining the purchase price allocation. However, the substantial majority of the purchase price is expected to be allocated to goodwill and intangible assets. Additionally, the pro forma impact of the Aprimo acquisition on 2011 results is not expected to be material.

Note 12 Quarterly Information (unaudited)

In millions, except per share amounts	First	Second	Third	Fourth
2010
Total revenues	$429	$470	$489	$548
Gross margin	$236	$268	$279	$305
Operating income	$86	$106	$106	$117
Net income	$67	$74	$75	$85
Net income per share:
Basic	$0.40	$0.44	$0.45	$0.51
Diluted	$0.39	$0.44	$0.44	$0.50

2009
Total revenues	$367	$421	$425	$496
Gross margin	$200	$233	$227	$278
Operating income	$60	$84	$88	$106
Net income	$45	$62	$63	$84
Net income per share:
Basic	$0.26	$0.36	$0.37	$0.49
Diluted	$0.26	$0.36	$0.36	$0.48

Item 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

Item 9A.	CONTROLS AND PROCEDURES

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

Based on their evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective to provide reasonable assurance as of December 31, 2010.

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

Management assessed the effectiveness of Teradata’s internal control over financial reporting as of the end of the period covered by this report. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control – Integrated Framework. Based on our assessment and those criteria, management concluded that Teradata’s internal control over financial reporting was effective as of December 31, 2010.

Teradata’s independent registered public accounting firm has issued their report on the effectiveness of Teradata’s internal control over financial reporting, which appears in this Annual Report.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the last fiscal quarter ended December 31, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	OTHER INFORMATION

None.

PART III

Item 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information required to be included in Part III Item 10 is set forth under the captions “Election of Directors” and “Additional Information Concerning the Board of Directors” in Teradata’s Notice of Annual Meeting of Stockholders and Proxy Statement to be filed with the SEC within 120 days after the end of our fiscal 2010 year (the “2011 Proxy Statement”) and is incorporated herein by reference.

The following table sets forth the information as of January 31, 2011 regarding the individuals who are serving as our executive officers.

Name	Age	Position(s)
Michael Koehler	58	President and Chief Executive Officer
Stephen Scheppmann	55	Executive Vice President and Chief Financial Officer
Saundra Davis	47	Vice President, Human Resources
Robert Fair	48	Executive Vice President, Global Field Operations
Daniel Harrington	47	Executive Vice President, Technology and Support Services
Bruce Langos	57	Chief Operations Officer
Darryl McDonald	52	Executive Vice President, Applications, Business Development & Chief Marketing Officer
Laura Nyquist	57	General Counsel and Secretary

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

Darryl McDonald. Darryl McDonald serves as Executive Vice President, Applications, Business Development & Chief Marketing Officer of Teradata. Mr. McDonald was Vice President, Global Consulting Services, Teradata Division of NCR from April 2003 to September 2007. From 1997 until April 2003, Mr. McDonald was Vice President, Americas Retail Industry, Teradata Division. Mr. McDonald joined NCR in 1982 and has since held a number of positions of increasing responsibility in the areas of sales and consulting.

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

Information required to be included in Part III Item 11 is set forth under the captions “Compensation Discussion and Analysis,” “Compensation and Human Resource Committee” and “Board Compensation and Human Resource Committee Report on Executive Compensation” in Teradata’s 2011 Proxy Statement and incorporated herein by reference.

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information required to be included in Part III Item 12 is set forth under the captions “Stock Ownership” in Teradata’s 2011 Proxy Statement and “Equity Compensation Plan Information” in Item 5 of Part II of this Annual Report and incorporated herein by reference.

Item 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information required to be included in Part III Item 13 is set forth under the captions “Related Person Transactions” and “Corporate Governance” in Teradata’s 2011 Proxy Statement and incorporated herein by reference.

Item 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

Information required to be included in Part III Item 14 is set forth under the caption “Fees Paid to Independent Registered Public Accounting Firm” in Teradata’s 2011 Proxy Statement and incorporated herein by reference.

PART IV

Item 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a) Index

1. Financial Statements: The consolidated financial statements of the Company and the Report of Independent Registered Public Accounting Firm as set forth in Part II, Item 8 of this Annual Report:

2. Financial Statement Schedule: Financial Statement Schedule II – Valuation and Qualifying Accounts is included in this Annual Report on page 72. All other schedules are not required under the related instructions or are not applicable.

3. Exhibits: See Index of Exhibits below for a listing of all exhibits to this Annual Report.

(b) Exhibits identified in parentheses below, on file with the SEC, are incorporated herein by reference as exhibits hereto.

Reference Number per Item 601 of Regulation S-K	Description
2.1	Form of Separation and Distribution Agreement between Teradata Corporation and NCR Corporation (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K dated September 11, 2007).

2.2	Agreement and Plan of Merger among Teradata Corporation, Aprimo, Inc. and TDC Merger Sub, Inc. dated as of December 21, 2010 (incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K dated January 24, 2011).

3.1	Amended and Restated Certificate of Incorporation of Teradata Corporation as amended and restated on September 24, 2007 (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K dated September 25, 2007).

3.2	Second Amended and Restated Bylaws of Teradata Corporation, as amended and restated on December 2, 2008 (incorporated by reference to Exhibit 3.2 to the Current Report on Form 8-K dated December 8, 2008).

4.1	Common Stock Certificate of Teradata Corporation (incorporated by reference to Exhibit 4.1 to the Quarterly Report on Form 10-Q dated November 13, 2007).

10.1	Form of Tax Sharing Agreement between Teradata Corporation and NCR Corporation (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by NCR Corporation on September 25, 2007).

10.2	Form of Interim Services and Systems Replication Agreement between Teradata Corporation and NCR Corporation (incorporated by reference to Exhibit 10.2 to the Registration Statement on Form 10 dated August 21, 2007 (the “Registration Statement on Form 10”)).

10.3	Form of Employee Benefits Agreement between Teradata Corporation and NCR Corporation (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed by NCR Corporation on September 25, 2007).

10.4	Form of Exclusive Patent Agreement (incorporated by reference to Exhibit 10.4 to the Registration Statement on Form 10).

10.5	Form of Patent License Agreement (incorporated by reference to Exhibit 10.5 to the Registration Statement on Form 10).

10.6	Form of Technology Agreement (incorporated by reference to Exhibit 10.6 to the Registration Statement on Form 10).

10.7*	Teradata Corporation Employee Stock Purchase Plan (incorporated by reference to Exhibit 4.1 to the Registration Statement on Form S-8 dated September 28, 2007).

10.7.1*	First Amendment to Teradata Corporation Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.7 to the Quarterly Report on Form 10-Q dated August 14, 2008).

10.8*	Teradata Corporation Management Incentive Plan (incorporated by reference to Exhibit 10.9 to the Registration Statement on Form 10).

10.9*	Amended and Restated Teradata Change in Control Severance Plan, dated October 7, 2008 (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K dated October 13, 2008).

10.10*	Amended and Restated Teradata Corporation 2007 Stock Incentive Plan, dated February 3, 2009 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K dated February 9, 2009).

10.11*	Form of Stock Option Agreement under the Teradata Corporation 2007 Stock Incentive Plan for awards granted in 2007 (incorporated by reference to Exhibit 10.11 to the Registration Statement on Form 10).

10.11.1*	Form of 2008 Stock Option Agreement under the Teradata Corporation 2007 Stock Incentive Plan (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K dated November 30, 2007).

10.11.2*	Form of 2007 Restricted Stock Unit Agreement under the Teradata Corporation 2007 Stock Incentive Plan (incorporated by reference to Exhibit 10.11.2 to the Annual Report on Form 10-K dated March 3, 2008).

10.11.3*	Form of 2008 Restricted Stock Unit Agreement under the Teradata Corporation 2007 Stock Incentive Plan (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K dated November 30, 2007).

10.11.4*	Form of 2007 Performance Based Restricted Stock Unit Agreement under the Teradata 2007 Stock Incentive Plan (incorporated by reference to Exhibit 10.11.4 to the Annual Report on Form 10-K dated March 3, 2008).

10.11.5*	Form of Performance-Based Restricted Stock Agreement under the Teradata 2007 Stock Incentive Plan (incorporated by reference to Exhibit 10.15 to the Teradata Corporation Registration Statement filed on Amendment No. 2 to Form 10 dated August 21, 2007).

10.11.6*	Form of 2008 Performance-Based Restricted Stock Unit Agreement under the Teradata Corporation 2007 Stock Incentive Plan (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K dated November 30, 2007).

10.11.7*	Amendment to form of Restricted Stock Unit and Performance-Based Restricted Stock Unit Agreements under the Amended and Restated Teradata Corporation 2007 Stock Incentive Plan (incorporated by reference to Exhibit 10.5 to the Current Report on Form 8-K dated October 13, 2008).

10.11.8*	Form of 2011 Performance-Based Restricted Stock Unit Agreement under the Teradata Corporation 2007 Stock Incentive Plan, approved on November 29, 2010.

10.11.9*	Form of Stock Option Agreement Under the Teradata Corporation 2007 Stock Incentive Plan (Non-Statutory Stock Option), approved on December 2, 2008 (incorporated by reference to Exhibit 10.11.8 to the Annual Report on Form 10-K dated March 2, 2009).

10.11.10*	Form of Stock Option Agreement Under the Teradata Corporation 2007 Stock Incentive Plan (Non-Statutory Stock Option), approved on November 29, 2010.

10.11.11*	Form of Restricted Stock Unit Agreement Under the Teradata Corporation 2007 Stock Incentive Plan, approved on December 2, 2008 (incorporated by reference to Exhibit 10.11.9 to the Annual Report on Form 10-K dated March 2, 2009).

10.11.12*	Form of Restricted Stock Unit Agreement Under the Teradata Corporation 2007 Stock Incentive Plan, approved on November 29, 2010.

10.11.13*	Form of 2007 Director Option Grant Statement (Non-Statutory Stock Option) (incorporated by reference to Exhibit 10.11.6 to the Annual Report on Form 10-K dated March 3, 2008).

10.11.14*	Form of 2007 Director Restricted Stock Unit Grant Statement (incorporated by reference to Exhibit 10.11.7 to the Annual Report on Form 10-K dated March 3, 2008).

10.11.15*	Teradata Corporation Director Compensation Program, effective as of October 1, 2007, as amended and restated as of April 28, 2008 (incorporated by reference to Exhibit 10.4 to the Quarterly Report on Form 10-Q dated May 15, 2008).

10.11.16*	Form of 2008 Director Option Grant Statement (Non-Statutory Stock Option) under the Teradata Corporation 2007 Stock Incentive Plan (incorporated by reference to Exhibit 10.5 to the Quarterly Report on Form 10-Q dated May 15, 2008).

10.11.17*	Form of 2008 Director Restricted Stock Unit Grant Statement under the Teradata Corporation 2007 Stock Incentive Plan (incorporated by reference to Exhibit 10.6 to the Quarterly Report on Form 10-Q dated May 15, 2008).

10.12	Form of Master Agreement between Teradata Corporation and NCR Corporation for enterprise data warehousing sales and support (incorporated by reference to Exhibit 10.16 to the Registration Statement on Form 10, as amended, dated August 21, 2008, (the “Registration Statement on Form 10”)).

10.13	Form of Network Support Agreement between Teradata Corporation and NCR Corporation (incorporated by reference to Exhibit 10.17 to the Registration Statement on Form 10).

10.14	Form of Service Provider Agreement between Teradata Corporation and NCR Corporation (incorporated by reference to Exhibit 10.18 to the Registration Statement on Form 10).

10.15	Form of Master Reseller Agreement between Teradata Corporation and NCR Corporation for Middle East and Africa (incorporated by reference to Exhibit 10.19 to the Registration Statement on Form 10).

10.16*	Offer Letter to Michael Koehler (incorporated by reference to Exhibit 10.20 to the Registration Statement on Form 10).

10.16.1*	Amendment to the Offer Letter from Teradata Corporation to Michael Koehler, dated October 7, 2008 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K dated October 13, 2008).

10.17	Purchase and Manufacturing Services Agreement, effective April 27, 1998, by and between NCR Corporation and Solectron Corporation, now known as Flextronics International Ltd. (filed as Exhibit 10.1 to NCR Corporation’s Form 10-Q (SEC File No. 001-00395) for the fiscal quarter ended June 30, 1998 and incorporated herein by reference).

10.17.1	Amendment No. 1 to Purchase and Manufacturing Services Agreement, dated January 29, 2000, between NCR Corporation and Solectron Corporation (incorporated by reference to Exhibit 10.19 to the Registration Statement on Form 10).

10.18*	Offer Letter to Stephen Scheppmann (incorporated by reference to Exhibit 10.23 to the Registration Statement on Form 10).

10.18.1*	Amendment to the Offer Letter from Teradata Corporation to Stephen Scheppmann, dated October 7, 2008 (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K dated October 13, 2008).

10.19	Credit Agreement, dated as of October 1, 2007 between Teradata Corporation, Bank of America, N.A., as Administrative Agent, and the lenders party thereto from time to time (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K dated October 3, 2007).

10.20*	Offer Letter from Teradata Corporation to Robert Fair dated September 20, 2007 (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K dated February 9, 2009).

10.20.1*	Amendment to the Offer Letter from Teradata Corporation to Robert Fair effective December 31, 2008 (incorporated by reference to Exhibit 10.5 to the Current Report on Form 8-K dated February 9, 2009).

10.21*	Offer Letter from Teradata Corporation to Daniel Harrington dated September 20, 2007 (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K dated February 9, 2009).

10.21.1*	Amendment to the Offer Letter from Teradata Corporation to Daniel Harrington effective December 31, 2008 (incorporated by reference to Exhibit 10.6 to the Current Report on Form 8-K dated February 9, 2009).

10.22*	Offer Letter from Teradata Corporation to Bruce Langos dated September 20, 2007 (incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K dated February 9, 2009).

10.22.1*	Amendment to the Offer Letter from Teradata Corporation to Bruce Langos effective December 31, 2008 (incorporated by reference to Exhibit 10.7 to the Current Report on Form 8-K dated February 9, 2009).

14	Teradata Corporation’s Values and Code of Conduct.

21	Subsidiaries of Teradata Corporation.

23.1	Consent of Independent Registered Public Accounting Firm.

31.1	Certification pursuant to Rule 13a-14(a) dated March 1, 2011.

31.2	Certification pursuant to Rule 13a-14(a) dated March 1, 2011.

32	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 dated March 1, 2011.

101	Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Consolidated Statement of Income for the twelve month periods ended December 31, 2010, 2009 and 2008, (ii) the Consolidated Balance Sheet at December 31, 2010 and 2009, (iii) the Consolidated Statement of Cash Flows for the twelve months ended December 31, 2010, 2009 and 2008, (iv) the Consolidated Statement of Changes in Stockholders’ Equity for the twelve month periods ended December 31, 2010, 2009 and 2008, (v) Financial Statement Schedule II, and (vi) the notes to the Condensed Consolidated Financial Statements.

*	Management contracts or compensatory plans, contracts or arrangements.

TERADATA CORPORATION

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

(In millions)

Column A	Column B	Column C		Column D	Column E
Description	Balance at Beginning of Period	Additions Charged to Costs & Expenses	Charged to Other Accounts	Deductions	Balance at End of Period
Allowance for doubtful accounts
Year ended December 31, 2010	$9	$0	$0	$0	$9
Year ended December 31, 2009	$11	$1	$0	$3	$9
Year ended December 31, 2008	$5	$6	$0	$0	$11

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TERADATA CORPORATION

Date: March 1, 2011	By:	/s/ Stephen M. Scheppmann
Stephen M. Scheppmann
Executive Vice President and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Signature	Title

/s/ Michael F. Koehler	Director, President and Chief Executive Officer
Michael F. Koehler

/s/ Stephen M. Scheppmann	Executive Vice President and Chief Financial Officer
Stephen M. Scheppmann	(Principal Financial and Accounting Officer)

/s/ James M. Ringler	Chairman of the Board of Directors
James M. Ringler

/s/ Edward P. Boykin	Director
Edward P. Boykin

/s/ Nancy E. Cooper	Director
Nancy E. Cooper

/s/ Cary T. Fu	Director
Cary T. Fu

/s/ David E. Kepler	Director
David E. Kepler

/s/ Victor L. Lund	Director
Victor L. Lund

/s/ John G. Schwarz	Director
John G. Schwarz

/s/ William S. Stavropoulos	Director
William S. Stavropoulos

Date: March 1, 2011