Form 10-Q
period 2011-03-31
TERADATA CORP /DE/
filed 2011-05-06
CIK 816761

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

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

At April 29, 2011, the registrant had approximately 168.8 million shares of common stock outstanding.

PART I—FINANCIAL INFORMATION

Part 1—FINANCIAL INFORMATION

Item 1. Financial Statements.

Teradata Corporation

Condensed Consolidated Statements of Income (Unaudited)

	Three Months Ended March 31,
In millions, except per share amounts	2011	2010
Revenue
Product revenue	$235	$200
Service revenue	271	229

Total revenue	506	429

Costs and operating expenses
Cost of products	79	72
Cost of services	152	121
Selling, general and administrative expenses	150	118
Research and development expenses	34	32

Total costs and operating expenses	415	343

Income from operations	91	86
Other expense, net	(1)	0

Income before income taxes	90	86

Income tax expense	25	19

Net income	$65	$67

Net income per weighted average common share
Basic	$0.39	$0.40
Diluted	$0.38	$0.39

Weighted average common shares outstanding
Basic	168.4	167.8
Diluted	171.8	170.5

See Notes to Condensed Consolidated Financial Statements (Unaudited).

Teradata Corporation

Condensed Consolidated Balance Sheets (Unaudited)

In millions, except per share amounts	March 31, 2011	December 31, 2010
Assets
Current Assets
Cash and cash equivalents	$778	$883
Accounts receivable, net	467	402
Inventories	66	65
Other current assets	56	56

Total current assets	1,367	1,406
Property and equipment, net	111	105
Capitalized software, net	125	116
Goodwill	516	136
Acquired intangible assets	131	12
Deferred income taxes	62	59
Other assets	47	49

Total assets	$2,359	$1,883

Liabilities and stockholders’ equity
Current liabilities
Accounts payable	$98	$102
Payroll and benefits liabilities	99	134
Deferred revenue	400	263
Other current liabilities	63	70

Total current liabilities	660	569
Long-term debt	300	0
Pension and other postemployment plan liabilities	83	85
Other liabilities	42	40

Total liabilities	1,085	694

Commitments and contingencies (Note 7)

Stockholders’ equity
Preferred stock: par value $0.01 per share, 100.0 shares authorized, no shares issued and outstanding at March 31, 2011 and December 31, 2010	0	0
Common stock: par value $0.01 per share, 500.0 shares authorized, 185.5 and 184.9 shares issued at March 31, 2011 and December 31, 2010, respectively	2	2
Paid-in capital	706	690
Treasury stock: 16.8 shares at March 31, 2011 and December 31, 2010	(399)	(399)
Retained earnings	949	884
Accumulated other comprehensive income	16	12

Total stockholders’ equity	1,274	1,189

Total liabilities and stockholders’ equity	$2,359	$1,883

See Notes to Condensed Consolidated Financial Statements (Unaudited).

Teradata Corporation

Condensed Consolidated Statements of Cash Flows (Unaudited)

	Three Months Ended March 31,
In millions	2011	2010
Operating activities
Net income	$65	$67
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	18	14
Stock-based compensation expense	9	5
Excess tax benefit from stock-based compensation	(3)	(1)
Deferred income taxes	6	9
Changes in assets and liabilities:
Receivables	(43)	52
Inventories	(1)	(10)
Current payables and accrued expenses	(49)	(67)
Deferred revenue	113	72
Other assets and liabilities	(9)	(3)

Net cash provided by operating activities	106	138

Investing activities
Expenditures for property and equipment	(8)	(6)
Additions to capitalized software	(19)	(15)
Business acquisitions and other investing activities, net	(499)	0

Net cash used in investing activities	(526)	(21)

Financing activities
Proceeds from credit facility borrowings	300	0
Repurchases of common stock	0	(71)
Excess tax benefit from stock-based compensation	3	1
Other financing activities, net	8	5

Net cash provided by (used in) financing activities	311	(65)

Effect of exchange rate changes on cash and cash equivalents	4	(1)

(Decrease) increase in cash and cash equivalents	(105)	51
Cash and cash equivalents at beginning of period	883	661

Cash and cash equivalents at end of period	$778	$712

See Notes to Condensed Consolidated Financial Statements (Unaudited).

Notes to Condensed Consolidated Financial Statements (Unaudited)

1. Basis of Presentation

These statements have been prepared pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”) and, in accordance with those rules and regulations, do not include all information and footnote disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). In the opinion of management, the condensed consolidated financial statements reflect all adjustments, consisting only of normal recurring adjustments, necessary to fairly state the results of operations, financial position and cash flows of Teradata Corporation (“Teradata” or the “Company”) for the interim periods presented herein. The year-end 2010 condensed consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by GAAP. The preparation of condensed consolidated financial statements in conformity with GAAP requires management to make use of estimates and assumptions that affect the reported amounts and disclosures. Actual results may vary from these estimates.

These condensed consolidated interim financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in Teradata’s most recent Annual Report on Form 10-K for the fiscal year ended December 31, 2010 (the “2010 Annual Report”). The results of operations for any interim period are not necessarily indicative of the results of operations to be expected for the full year. Certain prior-year amounts have been reclassified to conform to the 2011 presentation.

Revenue Recognition

Teradata’s solution offerings typically include software, software subscriptions (unspecified when-and-if-available upgrades), hardware, maintenance support services, and other consulting, implementation and installation-related (“consulting”) services. Teradata records revenue when it is realized, or realizable, and earned. Teradata considers these requirements met when:

•	Persuasive evidence of an arrangement exists

•	The products or services have been delivered to the customer

•	The sales price is fixed or determinable and free of contingencies or significant uncertainties

•	Collectibility is reasonably assured

Teradata reports revenue net of any taxes assessed by governmental authorities that are imposed on and concurrent with specific revenue-producing transactions. The Company assesses whether fees are fixed or determinable at the time of sale. Standard payment terms may vary based on the country in which the agreement is executed, but are generally between 30 and 90 days. Payments that are due within six months are generally deemed to be fixed or determinable based on a successful collection history on such arrangements, and thereby satisfy the required criteria for revenue recognition. Teradata delivers its solutions primarily through direct sales channels, as well as through alliances with system integrators, other independent software vendors and distributors, and value-added resellers (collectively referred to as “resellers”). In assessing whether the sales price to a reseller is fixed or determinable, the Company considers, among other things, past business practices with the reseller, the reseller’s operating history, payment terms, return rights and the financial wherewithal of the reseller. When Teradata determines that the contract fee to a reseller is not fixed or determinable, that transaction is deferred and recognized upon sell-through to the end customer.

The Company’s deliverables often involve delivery or performance at different periods of time. Revenue for software is generally recognized upon delivery with the hardware once title and risk of loss have been transferred. Revenue for software subscriptions, which provide for unspecified upgrades or enhancements on a when-and-if-available basis, is recognized straight-line over the term of the subscription arrangement. Revenue for maintenance support services is also recognized on a straight-line basis over the term of the contract. Revenue for other consulting, implementation and installation services is recognized as services are provided. In certain instances, acceptance of the product or service is specified by the customer. In such cases, revenue is deferred until the acceptance criteria have been met. Delivery and acceptance generally occur in the same reporting period. The Company’s arrangements generally do not include any customer negotiated provisions for cancellation, termination or refunds that would significantly impact recognized revenue.

In October 2009, the Financial Accounting Standards Board (“FASB”) amended the accounting standards for revenue recognition to remove tangible products containing software components and non-software components that function together to deliver the product’s essential functionality from the scope of the industry-specific software revenue recognition guidance. In October 2009, the FASB also amended the accounting standards for multiple deliverable revenue arrangements to:

•	Provide updated guidance on whether multiple deliverables exist, how the deliverables in an arrangement should be separated, and how the consideration should be allocated;

•

Require an entity to allocate revenue in an arrangement using its best estimate of selling prices (“BESP”) for deliverables if a vendor does not have vendor-specific objective evidence of selling price (“VSOE”) or third-party evidence of selling price (“TPE”); and

•	Eliminate the use of the residual method and require an entity to allocate revenue using the relative selling price method.

The standard is effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. Teradata adopted these standards on a prospective basis as of the beginning of fiscal 2011 for new and materially modified arrangements originating on or after January 1, 2011.

The Company evaluates all deliverables in an arrangement to determine whether they represent separate units of accounting. A deliverable constitutes a separate unit of accounting when it has standalone value and if the contract includes a general right of return relative to the delivered item, delivery or performance of the undelivered items is considered probable and substantially in the control of Teradata. This guidance does not generally change the units of accounting for the Company’s revenue transactions. Most of the Company’s products and services qualify as separate units of accounting and are recognized upon meeting the criteria as described above.

For multiple deliverable arrangements that contain non-software related deliverables, the Company allocates revenue to each deliverable based upon the relative selling price hierarchy and if software and software-related deliverables are also included in the arrangement, to those deliverables as a group based on the BESP for the group. The selling price for a deliverable is based on its VSOE if available, TPE if VSOE is not available, or BESP if neither VSOE nor TPE is available. The Company then recognizes revenue when the revenue recognition criteria are met for each deliverable. For the software group or arrangements that contain only software and software-related deliverables, the revenue recognition criteria remain unchanged as further described below.

Teradata’s data warehousing software and hardware products are sold and delivered together in the form of a “Node” of capacity as an integrated technology solution. Because both the database software and hardware platform are necessary to deliver the data warehouse’s essential functionality, the database software and hardware (Node) are excluded from the software rules and considered a non-software related deliverable. Teradata software applications and related support are considered software-related deliverables. Additionally, the amount of revenue allocated to the delivered items utilizing the relative selling price method is limited to the amount that is not contingent upon the delivery of additional items or meeting other specified performance conditions (the non-contingent amount).

VSOE is based upon the normal pricing and discounting practices for those products and services when sold separately. Teradata uses the stated renewal rate approach in establishing VSOE for maintenance and subscriptions (collectively referred to as postcontract customer support “PCS”). Under this approach, the Company assesses whether the contractually stated renewal rates are substantive and consistent with the Company’s normal pricing practices. Renewal rates greater than the lower level of our targeted pricing ranges are considered to be substantive and, therefore, meet the requirements to support VSOE. In instances where there is not a substantive renewal rate in the arrangement, the Company allocates revenue based upon BESP, using the minimum established pricing targets as supported by the renewal rates for similar customers utilizing the bell-curve method. Teradata also offers consulting and installation-related services to its customers, which are considered non-software deliverables if they relate to the nodes. These services are rarely considered essential to the functionality of the enterprise data warehouse (“EDW”) solution deliverable and there is never software customization of the proprietary database software. VSOE for consulting services is based on the hourly rates for standalone consulting services projects by geographic region and are indicative of the Company’s customary pricing practices. Pricing in each market is structured to obtain a reasonable margin based on input costs.

In nearly all multiple-deliverable arrangements, the Company is unable to establish VSOE for all deliverables in the arrangement. This is due to infrequently selling each deliverable separately (such is the case with our nodes), not pricing products or services within a narrow range, or only having limited sales history. When VSOE cannot be established, attempts are made to establish TPE of the selling price for each deliverable. TPE is determined based on competitor prices for similar deliverables when sold separately. However, Teradata’s offerings contain significant differentiation such that the comparable pricing of products with similar functionality cannot be obtained. This is because Teradata’s products contain a significant amount of proprietary technology and its solutions offer substantially different features and functionality than other available products. As Teradata’s products are significantly different from those of its competitors, the Company is unable to establish TPE for the vast majority of its products.

When the Company is unable to establish selling price using VSOE or TPE, the Company uses BESP in its allocation of arrangement consideration. The objective of BESP is to determine the price at which the Company would transact a sale if the product or service was sold on a standalone basis. The Company determines BESP for a product or service by considering multiple factors including, but not limited to, geographies, market conditions, competitive landscape, internal costs, gross margin objectives, purchase volumes and pricing practices.

The Company reviews VSOE, TPE and its determination of BESP on a periodic basis and updates it, when appropriate, to ensure that the practices employed reflect the Company’s recent pricing experience. The Company maintains internal controls over the establishment and updates of these estimates, which includes review and approval by the Company’s management. For the three months ended March 31, 2011 there was no material impact to revenue resulting from changes in VSOE, TPE or BESP, nor does the Company expect a material impact from such changes in the near term.

The adoption of the amended revenue recognition guidelines did not have a material impact on the Company’s results of operations or financial condition. The Company is not able to reasonably estimate the effect of adopting these standards on future financial periods as the impact will vary based on the nature and volume of new or materially modified deals in any given period. However, in terms of the timing and pattern of revenue recognition, the new accounting guidance for revenue recognition is not expected to have a significant effect on total revenue in periods after the initial adoption.

Accounting for arrangements prior to January 1, 2011. For transactions entered into prior to January 1, 2011, the Company allocates revenue for multiple deliverable arrangements for which VSOE exists for undelivered elements but not for the delivered elements, using the “residual method”. Teradata does not typically have VSOE for its hardware and software products. Therefore, in a substantial majority of Teradata arrangements entered into prior to January 1, 2011, the residual method is used to allocate the arrangement consideration. Under the residual method, the VSOE of the undelivered elements is deferred and accounted for under the applicable revenue recognition guidance, and the remaining portion of the arrangement fee is allocated to the delivered elements and is recognized as revenue. For arrangements in which VSOE does not exist for each undelivered element, revenue for the entire arrangement is deferred and not recognized until delivery of all the elements without VSOE has occurred, unless the only undelivered element is PCS in which case the entire contract is recognized ratably over the PCS period.

Contract accounting. If an arrangement involves significant production, modification or customization of the application software or the undelivered services are essential to the functionality of the delivered software then the Company uses the percentage-of-completion or completed-contract method of accounting. The percentage-of-completion method is used when estimates of costs to complete and extent of progress toward completion are reasonably dependable. The Company typically uses labor hours or costs incurred to date as a percentage of the total estimated labor hours or costs to fulfill the contract as the most reliable and meaningful measure that is available for determining a project’s progress toward completion. In circumstances when reasonable and reliable cost estimates for a project cannot be made, the completed-contact method is used whereas no revenue is recognized until the project is complete. When total cost estimates exceed revenues, the Company accrues the estimated losses immediately. For purposes of allocation of the arrangement consideration, any products for which the services are not essential are separated utilizing the relative selling price method discussed above. PCS is also separated and allocated based on VSOE and then recognized ratably over the term. The remaining contract value, which typically include application software and essential services, is then recognized utilizing the percentage-of-completion method or completed-contract methods discussed above.

Term licenses, hosting arrangements and software-as-a-service (“SaaS”). As a result of the Company’s acquisition of Aprimo, Inc. (“Aprimo”) on January 21, 2011 (See Note 12), Teradata’s application offerings will be expanded to include, term licenses, hosting arrangements and SaaS. Teradata previously offered its software applications primarily through a perpetual licensing arrangement. In cases where the contract requires the software to be hosted by the Company and provided via an on-demand arrangement, the software is considered a subscription. If the license is of limited life and does not require the Company to host the software for the customer, the software is considered a term license. In both types of these arrangements, revenues are recognized over the term of the agreement. For hosting arrangements where customers have the right to take possession of the Company’s software at any time during the hosting period, the customer’s rights to the software in these circumstances are not dependent on additional software payments or significant penalties.

2. New Accounting Pronouncements

Accounting standards updates not effective until after March 31, 2011, are not expected to have a material impact on the Company’s consolidated financial position or results of operations.

3. Supplemental Financial Information

	Three Months Ended March 31,
In millions	2011	2010
Comprehensive Income
Net income	$65	$67
Other comprehensive income, net of tax:
Net change in unrealized components of defined benefit plans, net of tax	2	0
Currency translation adjustments	2	1

Total comprehensive income	$69	$68

	As of
In millions	March 31, 2011	December 31, 2010
Inventories
Finished goods	$38	$39
Service parts	28	26

Total inventories	$66	$65

4. Goodwill and Acquired Intangible Assets

The following table identifies the activity relating to goodwill by operating segment:

In millions	Balance December 31, 2010	Additions	Currency Translation Adjustments	Balance March 31, 2011
Goodwill
Americas	$85	$228	$1	$314
EMEA	17	86	0	103
APJ	34	65	0	99

Total goodwill	$136	$379	$1	$516

The change in goodwill for the three months ended March 31, 2011 was primarily due to the acquisition of Aprimo, Inc. (“Aprimo”), which was completed during the period. There was no change in goodwill for the three months ended March 31, 2010.

Acquired Intangible Assets were specifically identified when acquired, and are deemed to have finite lives. The gross carrying amount and accumulated amortization for Teradata’s acquired intangible assets were as follows:

	Original Amortization Life (in Years)	March 31, 2011		December 31, 2010
In millions		Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Acquired intangible assets
Intellectual property/developed technology	5 to 7	79	(8)	18	(6)
Customer relationships	4 to 10	52	(2)	0	0
Trademarks/trade names	10	10	0	0	0

Total	4 to 10	141	(10)	18	(6)

The increase in acquired intangible assets since December 31, 2010 was due to developed technology, trademark/trade name and customer relationship assets added through the Aprimo acquisition. Further information on the intangible assets acquired as part of this acquisition is included in Note 12.

The aggregate amortization expense (actual and estimated) for acquired intangible assets for the following periods is:

	Three Months Ended March 31, 2011	For the year ended (estimated)
In millions		2011	2012	2013	2014	2015
Amortization expense	$4	$19	$20	$19	$19	$15

5. Income Taxes

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

The effective tax rate for the three months ended March 31, 2011 and March 31, 2010 was 28% and 22%, respectively. The tax rate for the three months ended March 31, 2011 was not impacted by any material discrete tax adjustments. The tax rate for the three months ended March 31, 2010 included a $5 million tax benefit associated with the recognition of certain foreign net operating loss carryforwards resulting from an audit settlement in the first quarter of 2010.

6. Derivative Instruments and Hedging Activities

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

The contract notional amount of the Company’s foreign exchange forward contracts was $84 million ($34 million on a net basis) at March 31, 2011, and $91 million ($51 million on a net basis) at December 31, 2010. The fair value derivative assets and liabilities recorded in other current assets and accrued liabilities at March 31, 2011 and December 31, 2010, were not material.

Gains and losses from the Company’s fair value hedges (foreign currency forward contracts and related hedged items) were immaterial for the three months ended March 31, 2011 and March 31, 2010. Gains and losses from foreign exchange forward contracts are fully recognized each period and reported along with the offsetting gain or loss of the related hedged item, either in cost of products or in other income, depending on the nature of the related hedged item.

7. Commitments and Contingencies

In the normal course of business, the Company is subject to proceedings, lawsuits, claims and other matters, including those that relate to the environment, health and safety, employee benefits, export compliance, intellectual property, tax matters, and other regulatory compliance and general matters, including those described below.

The Company is subject to governmental investigations and requests for information from time to time. As previously reported prior to Teradata’s Separation from NCR, the United States Department of Justice is conducting an investigation regarding the propriety of the Company’s arrangements or understandings with others in connection with certain federal contracts and the adequacy of certain disclosures related to such contracts. The investigation arises in connection with civil litigation in federal district court filed under the qui tam provisions of the civil False Claims Act against a number of information technology companies, including the Company. The complaints against the Company remain under seal. The Company has conducted its analysis of such claims focusing on the propriety of certain transactions under federal programs under which Teradata was a contractor. During 2008 the Company shared evidence with the Justice Department of questionable conduct that the Company uncovered and is continuing to cooperate with the Justice Department in its investigation, and is in discussions with the government to resolve this matter.

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

The Company has an accrual of approximately $3 million related to the current best estimate of probable liability relating to these matters. The Company believes the amounts provided in its financial statements are adequate in light of the probable and estimable liabilities. The Company believes that there is not a reasonable possibility that the loss in respect of these contingent matters will materially exceed the liability reflected in the Company’s financial statements, although there can be no assurance that this will in fact be the case.

Guarantees and Product Warranties. Guarantees associated with the Company’s business activities are reviewed for appropriateness and impact to the Company’s financial statements. Periodically, the Company’s customers enter into various leasing arrangements coordinated with a leasing company. In some instances, the Company guarantees the leasing company a minimum value at the end of the lease term on the leased equipment. As of March 31, 2011, the maximum future payment obligation of this guaranteed value and the associated liability balance was $3 million.

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

The following table identifies the activity relating to the warranty reserve for the three months ended March 31:

In millions	2011	2010
Warranty reserve liability
Beginning balance at January 1	$6	$5
Provisions for warranties issued	3	3
Settlements (in cash or in kind)	(4)	(3)

Balance at March 31	$5	$5

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

The Company’s assets and liabilities measured at fair value on a recurring basis include money market funds and foreign currency exchange contracts. A portion of the Company’s excess cash reserves are held in money market funds which generate interest income based on the prevailing market rates. Money market funds are included in cash and cash equivalents in the Company’s balance sheet. Money market fund holdings are measured at fair value using quoted market prices and are classified within Level 1 of the valuation hierarchy. When deemed appropriate, the Company minimizes its exposure to changes in foreign currency exchange rates through the use of derivative financial instruments, specifically, forward foreign exchange contracts. The fair value of these contracts are measured at the end of each interim reporting period using observable inputs other than quoted prices, specifically market spot and forward exchange rates. As such, these derivative instruments are classified within Level 2 of the valuation hierarchy. Fair value gains for open contracts are recognized as assets and fair value losses are recognized as liabilities. The foreign exchange currency contracts in effect at March 31, 2011 and December 31, 2010 had no material fair value gains and losses. Any realized gains or losses would be mitigated by corresponding gains or losses on the underlying exposures.

The Company’s assets and liabilities measured at fair value on a recurring basis at March 31, 2011 were as follows:

		Fair Value Measurements at Reporting Date Using
In millions	March 31, 2011	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Money market funds	$342	$342	$0	$0

The Company’s assets and liabilities measured at fair value on a recurring basis at December 31, 2010 were as follows:

		Fair Value Measurements at Reporting Date Using
In millions	December 31, 2010	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Money market funds	$534	$534	$0	$0

9. Debt

On October 1, 2007, Teradata entered into a five-year revolving credit agreement (the “Credit Facility”), under which the Company may borrow up to $300 million. The current Credit Facility agreement ends on September 30, 2012, at which point any remaining outstanding borrowings would be due for repayment. The interest rate charged on borrowings pursuant to the Credit Facility can vary depending on the interest rate option the Company chooses to utilize and the Company’s leverage ratio at the time of the borrowing. In the near term, Teradata would anticipate choosing a floating rate based on the London Interbank Offered Rate (“LIBOR”). The Credit Facility is unsecured and contains certain representations and warranties, conditions, affirmative, negative and financial covenants, and events of default customary for such facilities. As of March 31, 2011, the Company was in compliance with all covenants of the Credit Facility.

On January 21, 2011, the Company borrowed $300 million from the Credit Facility in connection with its acquisition of Aprimo. As of March 31, 2011, $300 million in borrowings remained outstanding, and carried an interest rate of 0.57% based upon a 30-day LIBOR rate plus a 32 basis point spread. The Company had no additional funds available under the Credit Facility as of March 31, 2011. For additional information concerning the Credit Facility, refer to Note 13.

10. Earnings Per Share

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

The components of basic and diluted earnings per share are as follows:

	Three Months Ended March 31,
In millions, except per share amounts	2011	2010
Net income available for common stockholders	$65	$67

Weighted average outstanding shares of common stock	168.4	167.8
Dilutive effect of employee stock options and restricted stock	3.4	2.7

Common stock and common stock equivalents	171.8	170.5

Earnings per share:
Basic	$0.39	$0.40
Diluted	$0.38	$0.39

Employee stock options to purchase 1.2 million shares for the three months ended March 31, 2010 were not included in the computation of diluted earnings per share because their exercise prices were greater than the average market price of the common shares for the respective periods and, therefore, the effect would have been anti-dilutive. No stock options were excluded from the computation of diluted earnings per share for the three months ended March 31, 2011.

11. Segment and Other Supplemental Information

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

The following table presents regional segment revenue and gross margin for the Company:

	Three Months Ended March 31,
In millions	2011	2010
Revenue
Americas	$307	$252
EMEA	125	106
APJ	74	71

Total revenue	506	429

Gross margin
Americas	175	146
EMEA	70	57
APJ	30	33

Total gross margin	275	236

Selling, general and administrative expenses	150	118
Research and development expenses	34	32

Total income from operations	$91	$86

The following table presents revenue by product and services for the Company:

	Three Months Ended March 31,
In millions	2011	2010
Products (software and hardware)(1)	$235	$200

Consulting services	145	117
Maintenance services	126	112

Total services	271	229

Total revenue	$506	$429

(1)

Our data warehousing software and hardware products are often sold and delivered together in the form of a “node” of capacity as an integrated technology solution. Accordingly, it is impracticable to provide the breakdown of revenue from various types of software and hardware products.

12. Business Combinations

On January 21, 2011, Teradata completed its acquisition of 100 percent of the stock of Aprimo, pursuant to an Agreement and Plan of Merger, dated December 21, 2010. Aprimo is a global provider of integrated marketing software solutions. Aprimo is being integrated into Teradata’s operations, and the Aprimo organization will support Teradata’s applications strategy, including development, marketing, sales and services. The purpose of this acquisition is to advance Teradata’s position in integrated marketing management, building on Aprimo’s established and well-positioned business. Aprimo’s operations are being integrated into, and its actual results will be reflected in, the Company’s three geographic operating regions.

The aggregate consideration payable with respect to all of the outstanding stock and equity interests (including all outstanding warrants, stock options and restricted stock units) of Aprimo in the acquisition was $525 million in cash, subject to potential adjustments for closing working capital and certain of Aprimo’s indemnification obligations under the merger agreement. The purchase price was funded in part by using existing U.S. cash, and in part by drawing-down in full the Company’s Credit Facility, (see Note 9). Additionally, for the three months ended March 31, 2011, Teradata recognized approximately $3 million in acquisition-related expenses, which were recorded as General and Administrative expenses.

Preliminary Purchase Price Allocation

Pursuant to our business combinations accounting policy, the total preliminary purchase price for Aprimo was allocated to the net tangible and intangible assets based upon their preliminary fair values as of January 21, 2011 as set forth below. The excess of the preliminary purchase price over the preliminary net tangible and intangible assets was recorded as goodwill, which represents synergies of combining the businesses. The preliminary allocation of the purchase price was based upon a preliminary valuation and certain of our estimates and assumptions are subject to change within the measurement period (up to one year from the acquisition date). The primary areas of the purchase price allocation that are not yet finalized relate to the fair values of certain deferred taxes, tax contingencies and residual goodwill. It is expected that none of the goodwill will be deductible for tax purposes. We expect to continue to obtain information to assist us in determining the fair value related to certain of the net assets acquired at the acquisition date during the measurement period. Our preliminary purchase price allocation for Aprimo is as follows.

In millions
Cash and cash equivalents	$26
Accounts receivables	22
Goodwill	379
Intangible assets	123
Other assets	12
Deferred revenue	(25)
Other liabilities	(12)

Total preliminary purchase price	$525

Preliminary Valuations of Intangible Assets Acquired

The following table sets forth the components of intangible assets acquired in connection with the Aprimo acquisition:

Dollars in millions	Preliminary Fair Value	Weighted Average Useful Life
Customer relationships—subscription, hosting, maintenance and perpetual software	$37	10 years
Customer relationships—professional services	15	4 years
Developed technology	61	7 years
Trademarks/trade names	10	10 years

Total intangible assets	$123	8 years

Unaudited Supplemental Financial Information

The following table presents the unaudited amounts of Aprimo revenue and income included in Teradata’s condensed consolidated results of operations since the acquisition on January 21, 2011, as well as pro forma results of Teradata (including Aprimo) for the three month periods ended March 31, 2011 and March 31, 2010, had the acquisition been completed on January 1, 2010. The unaudited pro forma financial information is presented for informational purposes only and is not indicative of the results of operations that would have been achieved if the acquisition had taken place at the beginning of fiscal 2010.

The actual impact of results from Aprimo from January 21, 2011 through March 31, 2011 included:

•	a $7 million reduction in the recognition of deferred revenue and a $1 million reduction in the recognition of associated cost of revenue for which there was no further performance obligation, and

•	a $3 million increase in amortization of intangible assets as a result of purchase price allocations.

The unaudited pro forma results for the three months ended March 31, 2011 include:

•	$1 million in additional amortization charges for acquired intangible assets,

•	$5 million in additional revenue assuming that the majority of the required acquisition-related revenue eliminations had taken place in the prior-year period, and

•	$4 million in eliminated transaction and integration expenses as if those costs had been recognized in the prior-year period.

The unaudited pro forma results for the three months ended March 31, 2010 include:

•	$4 million in additional amortization charges for acquired intangible assets,

•	$8 million in elimination of deferred revenue recognition and $1 million in associated elimination of deferred cost of revenue for which there was no further performance obligation,

•	$4 million in transaction and integration expenses associated with the acquisition, and

•	$1 million in interest expense for acquisition-related borrowings from the Company’s revolving credit facility.

Certain of these adjustments reflect preliminary estimates.

In millions	Revenue	Net Income
Actual impact of Aprimo results from 1/21/2011 to 3/31/2011	$9	($9)
Pro forma condensed combined results from 1/1/2011 to 3/31/2011	$517	$70
Pro forma condensed combined results from 1/1/2010 to 3/31/2010	$443	$58

13. Subsequent Events

On April 5, 2011, Teradata completed its acquisition of the remaining stock of Aster Data Systems, Inc. (“Aster Data”), pursuant to an Agreement and Plan of Merger, dated March 2, 2011. Aster Data is a market leader in advanced analytics and the management of diverse, unstructured data. The combination of Teradata and Aster Data technologies will enable businesses to perform better analytics on large sets of unstructured data, also known as “big data.”

The aggregate consideration payable with respect to all of the outstanding stock and equity interests (including all outstanding warrants and vested stock options) of Aster Data is approximately $260 million, after adjustment for Aster Data’s net indebtedness, transaction expenses and any severance or other change-in-control related liabilities. The aggregate consideration payable excludes the value of Teradata’s pre-existing 11.2% equity investment in Aster Data and cash retention payments to be made following the completion of the acquisition in lieu of Aster Data’s unvested and committed equity awards, which amounts will generally be paid on pre-existing vesting schedules on a quarterly basis over the next four years subject to employees meeting the retention and other terms and conditions thereof.

Teradata financed the acquisition of Aster Data using a portion of the funds from a new $300 million five-year, unsecured term loan, which closed on April 5, 2011. The term loan is payable in quarterly installments, commencing on June 30, 2012, with all remaining principal due on April 5, 2016. The outstanding principal amount of the term loan agreement bears interest at a floating rate based upon a negotiated base rate or a Eurodollar rate plus in each case a margin based on the leverage ratio of the Company.

As Teradata’s acquisition of Aster Data closed on April 5, 2011, management is still determining the purchase price allocation. However, the substantial majority of the purchase price is expected to be allocated to goodwill and intangible assets. Additionally, the pro forma impact of the Aster Data acquisition on the Company’s 2011 results of operations excluding acquisition and integration-related costs, is not expected to be material.

On April 21, 2011, the Company repaid $280 million of the outstanding balance of its revolving Credit Facility borrowings (see Note 9).

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”)

You should read the following discussion in conjunction with the Condensed Consolidated Financial Statements and the notes to those statements included elsewhere in this Quarterly Report on Form 10-Q. This Quarterly Report on Form 10-Q contains certain statements that are forward-looking within the meaning of the Private Securities Litigation Reform Act of 1995. Certain statements contained in the MD&A are forward-looking statements that involve risks and uncertainties. The forward-looking statements are not historical facts, but rather are based on current expectations, estimates, assumptions and projections about our industry, business and future financial results. Our actual results could differ materially from the results contemplated by these forward-looking statements due to a number of factors, including those discussed in other sections of this Quarterly Report on Form 10-Q and in the 2010 Annual Report on Form 10-K.

First Quarter Financial Overview

As more fully discussed in later sections of this MD&A, the following were significant financial items for the first quarter of 2011:

•

Total revenue was $506 million for the first quarter of 2011, up 18% from the first quarter of 2010, led primarily by the North America and Latin America (“Americas”), and the Europe, Middle East and Africa (“EMEA”) regions.

•

Gross margin decreased to 54.3% in the first quarter of 2011 from 55.0% in the first quarter of 2010, as lower services margins were offset in part by higher product margins. The lower service margins were driven by the consulting services business, primarily due to expanding its headcount in response to growing and driving new business opportunities. Incremental headcount can initially have a negative impact on margins, particularly while the employees are being trained and are not yet fully productive.

•

Operating income was $91 million in the first quarter of 2011, compared to $86 million in the first quarter of 2010, driven by revenue growth, and offset in part by higher Selling, General and Administrative (“SG&A”) expenses, which reflected the impact of our strategic initiative to add sales headcount, acquisition-related transactions and the impact of added headcount and infrastructure brought on by the acquisition of Aprimo, Inc. (“Aprimo”). Operating income for the first quarter of 2011 also includes approximately $7 million for acquisition-related transaction, integration and reorganization expenses, $6 million for acquisition-related purchase accounting adjustments, and $3 million for amortization of acquired intangible assets.

•

Net income of $65 million in the first quarter of 2011 decreased somewhat from $67 million in the first quarter of 2010, as increased revenue was offset by higher SG&A expenses and a higher effective income tax rate, as compared to the prior year. Net income for the first quarter of 2011 also includes the impact of approximately $11 million in after-tax acquisition-related purchase accounting adjustments, as well as transaction, integration and reorganization expenses, and amortization of acquired intangible assets.

Strategic Overview

Teradata is a leader in helping companies manage and analyze growing data volumes and complexity to gain business insight and competitive advantage. Teradata’s efforts are primarily focused on data warehousing, data analytics, and marketing and business applications. We have four key initiatives underway to broaden our position in the market and take advantage of this opportunity. These initiatives are to:

•

Invest to extend Teradata’s core technology and software application offerings, and expand our family of compatible data warehouse platforms to address multiple market segments and solution offerings through internal development and targeted strategic acquisitions such as Aprimo and Aster Data Systems, Inc. (“Aster Data”),

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

As a portion of the Company’s operations and revenue occur outside the United States, and in currencies other than the U.S. dollar, the Company is exposed to fluctuations in foreign currency exchange rates. In 2011, Teradata expects approximately four percentage points of benefit from currency translation on its reported revenue and a corresponding currency impact on operating income, based on currency rates as of April 29, 2011.

The United States and other international economies, significant to Teradata’s sales efforts, experienced severe economic recessions in recent years, which had an adverse impact on IT budgets and capital spending trends, and contributed to lengthened sales cycles for acquiring Teradata products and services. While there have been positive signs of economic recovery in 2010 and the first quarter of 2011, particularly with respect to information technology spending, the scope and stability of such recovery, is not assured. Even in a strong economic environment, the size, timing and contracted terms of large customer orders for our products and services can impact, both positively and negatively, our operating results.

While macroeconomic challenges and fluctuations in the IT environment do occur, our long-term outlook remains positive. We did not experience significant changes in the first quarter of 2011 due to competitive and/or pricing trends for our EDW or appliance solutions, although there is always a risk that pricing pressure for our solutions could occur in the future. Additionally, as companies look to reduce ongoing operating expenses, customers may choose to go to lower maintenance service level agreements which could lead to revenue and margin pressure on our maintenance services business. We continue to be committed to new product development and achieving a responsive yield from our research and development spending and resources, which are intended to drive future demand. We also continue to evaluate opportunities to increase our market coverage and are committed to continuing to increase our number of sales territories, as well as consulting services resources, among other things, to drive future revenue growth. Given the length of sales cycles in the data warehouse market, new sales account territories typically take more than two years, on average, to become fully productive.

Results of Operations for the Three Months Ended March 31, 2011

Compared to the Three Months Ended March 31, 2010

In millions	2011	% of Revenue	2010	% of Revenue

Product revenue	$235	46.4%	$200	46.6%
Service revenue	271	53.6%	229	53.4%

Total revenue	506	100%	429	100%

Gross margin
Product gross margin	156	66.4%	128	64.0%
Service gross margin	119	43.9%	108	47.2%

Total gross margin	275	54.3%	236	55.0%

Operating expenses
Selling, general and administrative expenses	150	29.6%	118	27.5%
Research and development expenses	34	6.7%	32	7.5%

Total operating expenses	184	36.4%	150	35.0%

Operating income	$91	18.0%	$86	20.0%

Revenue

Teradata revenue increased 18% in the first quarter of 2011 compared to the first quarter of 2010. The revenue increase included 2% of benefit from foreign currency fluctuations. Product revenue increased 18% in the first quarter of 2011 from the prior-year period, driven by growth in the Americas and EMEA regions. Service revenue in the first quarter of 2011 also increased 18% from the prior-year period, with an underlying 24% increase in consulting services revenue, and 13% increase in maintenance services revenue, as compared to the prior-year period. Aprimo revenues, after taking into account a $7 million required purchase accounting reduction in the recognition of deferred revenue, accounted for slightly less than 2% of the revenue increase in first quarter 2011 as compared to the first quarter of 2010.

Gross Margin

Gross margin for the first quarter of 2011 was 54.3% compared to 55.0% in the first quarter of 2010. Product gross margin increased to 66.4% in the first quarter of 2011, compared to 64.0% in the prior-year period. The improved product margins were driven by improved deal mix the Americas and EMEA regions as compared to the first quarter of 2010. This improvement overcame $3 million in additional amortization of capitalized internal software development costs, as well as approximately $7 million in acquisition-related purchase accounting adjustments for deferred revenue and associated cost balances of Aprimo at the time of the acquisition for which there was no further performance requirement, and additional amortization costs of acquired intangible assets. The term “deal mix” refers to the revenue mix of our product sales consummated in a particular period, including both software versus hardware content and mix, and amount and mix of third-party products re-sold. Service gross margin decreased to 43.9% in the first quarter of 2011 compared to 47.2% in the prior-year period. The lower service margins were driven by the consulting services business, primarily due to expanding its headcount in response to growing and driving new business opportunities. Incremental headcount can initially have a negative impact on margins, particularly while the employees are being trained and are not yet fully productive. Service gross margins for the first quarter of 2011 also included $2 million in acquisition-related purchase accounting adjustments, as well as transaction, integration and reorganization costs.

Operating Expenses

Total operating expenses, characterized as SG&A and Research and Development (“R&D”) expenses, were $184 million in the first quarter of 2011 compared to $150 million in the first quarter of 2010. The $32 million increase in SG&A expenses was largely driven by higher selling expense, due primarily to our strategic initiative to add sales headcount, as well as increased revenue-driven costs for sales commissions and provisions for accounts receivable.

SG&A expenses were also impacted by transaction, integration and reorganization expenses, as well as amortization of intangible assets associated with the acquisition of Aprimo, which totaled $7 million in the first quarter of 2011, in addition to the impact of added headcount and infrastructure brought on by the Aprimo acquisition. The $2 million increase in R&D expenses was driven by higher engineering headcount expenses, including new engineering headcount from the Aprimo acquisition. This increase was offset in part by $4 million more in capitalization of software development cost as compared to the prior-year period.

Revenue and Gross Margin by Operating Segment

As described in Note 10 of Notes to Condensed Consolidated Financial Statements (Unaudited), Teradata manages its business in three geographic regions, which are also the Company’s operating segments: (1) the Americas region; (2) the EMEA region; and (3) the Asia Pacific and Japan (“APJ”) region. Teradata believes this format is useful to investors because it allows analysis and comparability of operating trends by operating segment. It also includes the same information that is used by Teradata management to make decisions regarding the segments and to assess our financial performance. The discussion of our segment results describes the changes in results as compared to the prior-year period.

The following table presents revenue and operating performance by segment for the three months ended March 31:

In millions	2011	% of Revenue	2010	% of Revenue
Revenue
Americas	$307	61%	$252	59%
EMEA	125	25%	106	25%
APJ	74	14%	71	16%

Total revenue	506	100%	429	100%

Gross margin
Americas	175	57.0%	146	57.9%
EMEA	70	56.0%	57	53.8%
APJ	30	40.5%	33	46.5%

Total gross margin	$275	54.3%	$236	55.0%

Americas: Revenue increased 22% in the first quarter of 2011 from the first quarter of 2010, led by a 31% increase in consulting revenue and a 24% increase in product revenue. The revenue increase included 1% of benefit from foreign currency fluctuations. Gross margins decreased to 57.0% for the first quarter of 2011, from 57.9% in the first quarter of 2010, driven primarily by lower consulting margins due to recent headcount additions, which was offset in part by higher product margins due to an improved deal mix as compared to the prior-year period.

EMEA: Revenue increased 18% in the first quarter of 2011 from the first quarter of 2010, with comparable increases in both product and services revenue. The revenue increase included 3% of benefit from foreign currency fluctuations. Gross margins increased to 56.0% for the first quarter of 2011, from 53.8% in the first quarter of 2010, driven by improved product margins due to a favorable deal mix compared to the prior year, offset somewhat by lower consulting margins driven by recent headcount additions.

APJ: Revenue increased 4% in the first quarter of 2011 from the first quarter of 2010, as a 16% increase in services revenue was largely offset by a 14% decline in product revenue. The revenue increase included 7% of benefit from foreign currency fluctuations. Gross margin decreased to 40.5% in the first quarter of 2011, from 46.5% in the first quarter of 2010. The gross margin decline was driven primarily by lower consulting margins, as well as a greater proportion of services revenue (as compared to product revenue), compared to the prior-year period.

Provision for Income Taxes

Income tax provisions for interim periods are based on estimated annual income tax rates, adjusted to reflect the effects of any significant infrequent or unusual items which are required to be discretely recognized within the current interim period. The Company’s intention is to permanently reinvest its foreign earnings outside of the United

States. As a result, the effective tax rates in the periods presented are largely based upon the forecasted pre-tax earnings mix between the United States and other foreign taxing jurisdictions where the Company conducts its business. The Company estimates its full-year forecasted global effective tax rate for the year ended December 31, 2011 to be approximately 27% to 28%. This estimate is based on the forecasted overseas profits being taxed at an overall effective tax rate of approximately 12%, as compared to the statutory tax rate of 35% in the United States.

The effective tax rate in the first quarter of 2011 was 28% compared to 22% in the first quarter of 2010. The impact was driven primarily by a discrete $5 million tax benefit associated with the recognition of certain foreign net operating loss carryforwards resulting from an audit settlement in the first quarter of 2010. There were no material discrete tax items reflected in the effective tax rate for the period ended March 31, 2011.

Financial Condition, Liquidity and Capital Resources

Cash provided by operating activities decreased by $32 million in the first three months of 2011. In comparison to the prior-year period, the decrease in cash provided by operating activities in the three months ended March 31, 2011 was principally due to the timing of invoicing occurring later in the quarter and an increase in the overall receivables balance, due largely to the higher revenue in the current-year period. This impact was partially offset by a smaller reduction in current payables and accrued expenses, and a greater increase in deferred revenue as compared to the first quarter of 2010. During April 2011, the Company collected $249 million in receivables, compared to $148 million in collections during April 2010.

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

The table below shows net cash provided by operating activities and capital expenditures for the following periods:

	Three Months Ended March 31,
In millions	2011	2010
Net cash provided by operating activities	$106	$138
Less:
Expenditures for property and equipment	(8)	(6)
Additions to capitalized software	(19)	(15)

Free cash flow	$79	$117

Financing activities and certain other investing activities are not included in our calculation of free cash flow. Other investing activities in the first three months of 2011 primarily consisted of Teradata’s acquisition of Aprimo, Inc. as discussed further below. Teradata’s financing activities for the three months ended March 31, 2011 primarily consisted of $300 million in proceeds from the Company’s five-year revolving credit agreement (the “Credit Facility”), also discussed below. Financing activities for the three months ended March 31, 2010 consisted primarily of cash outflows from our share repurchase activities. During the first three months of 2011, the Company did not repurchase any of its common stock. Share repurchases are made under the two share repurchase programs authorized by our Board of Directors in 2008. The first program (the “dilution offset program”) authorizes the Company to purchase Teradata common stock to the extent of cash received from the exercise of stock options and the Teradata Employee Stock Purchase Plan (“ESPP”) to offset dilution from shares issued pursuant to these plans. On May 4, 2009, the Company’s Board of Directors authorized an additional $300 million increase to the Company’s second program (the “general share repurchase program”). As of March 31, 2011, the Company had $161 million of authorization remaining on the $300 million general share repurchase program to repurchase outstanding shares of Teradata common stock. Share repurchases made by the Company are reported on a trade date basis. Our share repurchase activity depends on factors such as our working capital needs, our cash requirements for capital investments, our stock price, and economic and market conditions. Proceeds from the ESPP and the exercise of stock options were $8 million in the first three months of 2011 and $5 million in the first three months of 2010. These proceeds are included in Other financing activities, net in the Condensed Consolidated Statement of Cash Flows (Unaudited).

Our total in cash and cash equivalents held outside the United States in various foreign subsidiaries was $474 million as of March 31, 2011 and $506 million as of December 31, 2010. The remaining balance held in the United States was $304 million as of March 31, 2011 and $377 million as of December 31, 2010. Under current tax laws and regulations, if cash and cash equivalents and short-term investments held outside the United States are distributed to the United States in the form of dividends or otherwise, we may be subject to additional U.S. income taxes (subject to an adjustment for foreign tax credits) and foreign withholding taxes. As of March 31, 2011, we have not provided for the U.S. federal tax liability on approximately $627 million of foreign earnings that are considered permanently reinvested outside of the United States.

On January 21, 2011, Teradata completed the acquisition of Aprimo. The $525 million purchase price of this all-cash acquisition was funded in part by using $225 million of existing U.S. cash (offset by $26 million of cash held by Aprimo at the time it was acquired), and in part by drawing-down the full $300 million borrowing capacity from the Company’s Credit Facility. As of March 31, 2011, $300 million in borrowings remained outstanding and the Company was in compliance with all covenants of the Credit Facility. Following the end of the first quarter of 2011, on April 21, 2011, the Company repaid $280 million of the outstanding balance on the Credit Facility borrowings.

After the end of the first quarter of 2011, on April 5, 2011, Teradata completed the acquisition of Aster Data. The aggregate consideration payable by Teradata for all of the outstanding equity interests of Aster Data was $260 million, after adjustment for Aster Data’s net indebtedness, transaction expenses and any severance or other change-in-control related liabilities. The aggregate consideration payable excluded the value of Teradata’s pre-existing 11.2% equity investment in Aster Data. Also on April 5, 2011, Teradata entered into a new $300 million five-year, unsecured term loan, and used a portion of these funds to finance the Aster Data acquisition.

Management believes current cash and short-term investment resources, Company cash flows from operations and available balances on its $300 million Credit Facility will be sufficient to satisfy future working capital, research and development activities, capital expenditures, pension contributions, and other financing requirements for at least the next twelve months. The Company principally holds its cash, cash equivalents and short-term investments in bank deposits and highly-rated money market funds.

The Company’s ability to generate positive cash flows from operations is dependent on general economic conditions, competitive pressures, and other business and risk factors described in the Company’s 2010 Annual Report on Form 10-K (the “2010 Annual Report”), and elsewhere in this Quarterly Report. If the Company is unable to generate sufficient cash flows from operations, or otherwise to comply with the terms of the credit facility and term loan agreement, the Company may be required to seek additional financing alternatives.

Contractual and Other Commercial Commitments. There has been no significant change in our contractual and other commercial commitments as described in the 2010 Annual Report. Our guarantees and product warranties are discussed in Note 7 of Notes to Condensed Consolidated Financial Statements (Unaudited).

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

In many cases, the accounting treatment of a particular transaction is specifically dictated by GAAP and does not require significant management judgment in its application. There are also areas in which management’s judgment in selecting among available alternatives would not produce a materially different result. The significant accounting policies and estimates that we believe are the most critical to aid in fully understanding and evaluating our reported financial results are discussed in the 2010 Annual Report. Teradata’s senior management has reviewed these critical accounting policies and related disclosures and determined that with the exception of the revenue recognition policy, as discussed below, there were no significant changes in our critical accounting policies in the three months ended March 31, 2011. Also, there were no significant changes in our estimates associated with those policies.

Revenue Recognition

Teradata’s solution offerings typically include software, software subscriptions (unspecified when-and-if-available upgrades), hardware, maintenance support services, and other consulting, implementation and installation-related (“consulting”) services. Teradata records revenue when it is realized, or realizable, and earned. Teradata considers these requirements met when:

•	Persuasive evidence of an arrangement exists

•	The products or services have been delivered to the customer

•	The sales price is fixed or determinable and free of contingencies or significant uncertainties

•	Collectibility is reasonably assured

Teradata reports revenue net of any taxes assessed by governmental authorities that are imposed on and concurrent with specific revenue-producing transactions. The Company assesses whether fees are fixed or determinable at the time of sale. Standard payment terms may vary based on the country in which the agreement is executed, but are generally between 30 and 90 days. Payments that are due within six months are generally deemed to be fixed or determinable based on a successful collection history on such arrangements, and thereby satisfy the required criteria for revenue recognition. Teradata delivers its solutions primarily through direct sales channels, as well as through alliances with system integrators, other independent software vendors and distributors, and value-added resellers (collectively referred to as “resellers”). In assessing whether the sales price to a reseller is fixed or determinable, the Company considers, among other things, past business practices with the reseller, the reseller’s operating history, payment terms, return rights and the financial wherewithal of the reseller. When Teradata determines that the contract fee to a reseller is not fixed or determinable, that transaction is deferred and recognized upon sell-through to the end customer.

The Company’s deliverables often involve delivery or performance at different periods of time. Revenue for software is generally recognized upon delivery with the hardware once title and risk of loss have been transferred. Revenue for software subscriptions, which provide for unspecified upgrades or enhancements on a when-and-if-available basis, is recognized straight-line over the term of the subscription arrangement. Revenue for maintenance support services is also recognized on a straight-line basis over the term of the contract. Revenue for other consulting, implementation and installation services is recognized as services are provided. In certain instances, acceptance of the product or service is specified by the customer. In such cases, revenue is deferred until the acceptance criteria have been met. Delivery and acceptance generally occur in the same reporting period. The Company’s arrangements generally do not include any customer negotiated provisions for cancellation, termination or refunds that would significantly impact recognized revenue.

In October 2009, the Financial Accounting Standards Board (“FASB”) amended the accounting standards for revenue recognition to remove tangible products containing software components and non-software components that function together to deliver the product’s essential functionality from the scope of the industry-specific software revenue recognition guidance. In October 2009, the FASB also amended the accounting standards for multiple deliverable revenue arrangements to:

•	Provide updated guidance on whether multiple deliverables exist, how the deliverables in an arrangement should be separated, and how the consideration should be allocated;

•

Require an entity to allocate revenue in an arrangement using its best estimate of selling prices (“BESP”) for deliverables if a vendor does not have vendor-specific objective evidence of selling price (“VSOE”) or third-party evidence of selling price (“TPE”); and

•	Eliminate the use of the residual method and require an entity to allocate revenue using the relative selling price method.

The standard is effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. Teradata adopted these standards on a prospective basis as of the beginning of fiscal 2011 for new and materially modified arrangements originating on or after January 1, 2011.

The Company evaluates all deliverables in an arrangement to determine whether they represent separate units of accounting. A deliverable constitutes a separate unit of accounting when it has standalone value and if the contract includes a general right of return relative to the delivered item, delivery or performance of the undelivered items is considered probable and substantially in the control of Teradata. This guidance does not generally change the units of accounting for the Company’s revenue transactions. Most of the Company’s products and services qualify as separate units of accounting and are recognized upon meeting the criteria as described above.

For multiple deliverable arrangements that contain non-software related deliverables, the Company allocates revenue to each deliverable based upon the relative selling price hierarchy and if software and software-related deliverables are also included in the arrangement, to those deliverables as a group based on the BESP for the group. The selling price for a deliverable is based on its VSOE if available, TPE if VSOE is not available, or BESP if neither VSOE nor TPE is available. The Company then recognizes revenue when the revenue recognition criteria are met for each deliverable. For the software group or arrangements that contain only software and software-related deliverables, the revenue recognition criteria remain unchanged as further described below.

Teradata’s data warehousing software and hardware products are sold and delivered together in the form of a “Node” of capacity as an integrated technology solution. Because both the database software and hardware platform are necessary to deliver the data warehouse’s essential functionality, the database software and hardware (Node) are excluded from the software rules and considered a non-software related deliverable. Teradata software applications and related support are considered software-related deliverables. Additionally, the amount of revenue allocated to the delivered items utilizing the relative selling price method is limited to the amount that is not contingent upon the delivery of additional items or meeting other specified performance conditions (the non-contingent amount).

VSOE is based upon the normal pricing and discounting practices for those products and services when sold separately. Teradata uses the stated renewal rate approach in establishing VSOE for maintenance and subscriptions (collectively referred to as postcontract customer support “PCS”). Under this approach, the Company assesses whether the contractually stated renewal rates are substantive and consistent with the Company’s normal pricing practices. Renewal rates greater than the lower level of our targeted pricing ranges are considered to be substantive and, therefore, meet the requirements to support VSOE. In instances where there is not a substantive renewal rate in the arrangement, the Company allocates revenue based upon BESP, using the minimum established pricing targets as supported by the renewal rates for similar customers utilizing the bell-curve method. Teradata also offers consulting and installation-related services to its customers, which are considered non-software deliverables if they relate to the nodes. These services are rarely considered essential to the functionality of the enterprise data warehouse (“EDW”) solution deliverable and there is never software customization of the proprietary database software. VSOE for consulting services is based on the hourly rates for standalone consulting services projects by geographic region and are indicative of the Company’s customary pricing practices. Pricing in each market is structured to obtain a reasonable margin based on input costs.

In nearly all multiple-deliverable arrangements, the Company is unable to establish VSOE for all deliverables in the arrangement. This is due to infrequently selling each deliverable separately (such is the case with our nodes), not pricing products or services within a narrow range, or only having limited sales history. When VSOE cannot be established, attempts are made to establish TPE of the selling price for each deliverable. TPE is determined based on competitor prices for similar deliverables when sold separately. However, Teradata’s offerings contain significant differentiation such that the comparable pricing of products with similar functionality cannot be obtained. This is because Teradata’s products contain a significant amount of proprietary technology and its solutions offer substantially different features and functionality than other available products. As Teradata’s products are significantly different from those of its competitors, the Company is unable to establish TPE for the vast majority of its products.

When the Company is unable to establish selling price using VSOE or TPE, the Company uses BESP in its allocation of arrangement consideration. The objective of BESP is to determine the price at which the Company would transact a sale if the product or service was sold on a standalone basis. The Company determines BESP for a product or service by considering multiple factors including, but not limited to, geographies, market conditions, competitive landscape, internal costs, gross margin objectives, purchase volumes and pricing practices.

The Company reviews VSOE, TPE and its determination of BESP on a periodic basis and updates it, when appropriate, to ensure that the practices employed reflect the Company’s recent pricing experience. The Company maintains internal controls over the establishment and updates of these estimates, which includes review and approval by the Company’s management. For the three months ended March 31, 2011 there was no material impact to revenue resulting from changes in VSOE, TPE or BESP, nor does the Company expect a material impact from such changes in the near term.

The adoption of the amended revenue recognition guidelines did not have a material impact on the Company’s results of operations or financial condition. The Company is not able to reasonably estimate the effect of adopting these standards on future financial periods as the impact will vary based on the nature and volume of new or materially modified deals in any given period. However, in terms of the timing and pattern of revenue recognition, the new accounting guidance for revenue recognition is not expected to have a significant effect on total revenue in periods after the initial adoption.

Revenue recognition for complex contractual arrangements requires a greater degree of judgment, including a review of specific contracts, past experience, creditworthiness of customers, international laws and other factors. We must also apply judgment in determining all deliverables of the arrangement, and in determining the relative selling price of each deliverable, considering the price charged for each product when sold on a standalone basis, and applicable renewal rates for services. Changes in judgments about these factors could impact the timing and amount of revenue recognized between periods.

Accounting for arrangements prior to January 1, 2011. For transactions entered into prior to January 1, 2011, the Company allocates revenue for multiple deliverable arrangements for which VSOE exists for undelivered elements but not for the delivered elements, using the “residual method”. Teradata does not typically have VSOE for its hardware and software products. Therefore, in a substantial majority of Teradata arrangements entered into prior to January 1, 2011, the residual method is used to allocate the arrangement consideration. Under the residual method, the VSOE of the undelivered elements is deferred and accounted for under the applicable revenue recognition guidance, and the remaining portion of the arrangement fee is allocated to the delivered elements and is recognized as revenue. For arrangements in which VSOE does not exist for each undelivered element, revenue for the entire arrangement is deferred and not recognized until delivery of all the elements without VSOE has occurred, unless the only undelivered element is PCS in which case the entire contract is recognized ratably over the PCS period.

Contract accounting. If an arrangement involves significant production, modification or customization of the application software or the undelivered services are essential to the functionality of the delivered software then the Company uses the percentage-of-completion or completed-contract method of accounting. The percentage-of-completion method is used when estimates of costs to complete and extent of progress toward completion are reasonably dependable. The Company typically uses labor hours or costs incurred to date as a percentage of the total estimated labor hours or costs to fulfill the contract as the most reliable and meaningful measure that is available for determining a project’s progress toward completion. In circumstances when reasonable and reliable cost estimates for a project cannot be made, the completed-contact method is used whereas no revenue is recognized until the project is complete. When total cost estimates exceed revenues, the Company accrues the estimated losses immediately. For purposes of allocation of the arrangement consideration, any products for which the services are not essential are separated utilizing the relative selling price method discussed above. PCS is also separated and allocated based on VSOE and then recognized ratably over the term. The remaining contract value, which typically include application software and essential services, is then recognized utilizing the percentage-of-completion method or completed-contract methods discussed above.

Term licenses, hosting arrangements and software-as-a-service (“SaaS”). As a result of the Company’s acquisition of Aprimo, Inc. (“Aprimo”) on January 21, 2011 (See Note 12), Teradata’s application offerings will be expanded to include, term licenses, hosting arrangements and SaaS. Teradata previously offered its software applications primarily through a perpetual licensing arrangement. In cases where the contract requires the software to be hosted by the Company and provided via an on-demand arrangement, the software is considered a subscription. If the license is of limited life and does not require the Company to host the software for the customer, the software is considered a term license. In both types of these arrangements, revenues are recognized over the term of the agreement. For hosting arrangements where customers have the right to take possession of the Company’s software at any time during the hosting period, the customer’s rights to the software in these circumstances are not dependent on additional software payments or significant penalties.

New Accounting Pronouncements

See discussion in Note 2 of Notes to Condensed Consolidated Financial Statements (Unaudited) for new accounting pronouncements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

There have not been any material changes to the market risk factors previously disclosed in Part II, Item 7A of the Company’s 2010 Annual Report on Form 10-K.

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

Based on their evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective to provide reasonable assurance as of March 31, 2011.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the last fiscal quarter ended March 31, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II—OTHER INFORMATION

Item 1. Legal Proceedings.

The information required by this item is included in the material under Note 7 of Notes to Condensed Consolidated Financial Statements (Unaudited) of this Quarterly Report on Form 10-Q and is incorporated herein by reference.

Item 1A. Risk Factors.

There have not been any material changes to the risk factors previously disclosed in Part I, Item IA of the Company’s 2010 Annual Report on Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Purchase of Company Common Stock

Teradata made no repurchases of its common stock during the first quarter of 2011. As of March 31, 2011, the Company had $161 million of authorization remaining on the general share repurchase program to repurchase outstanding shares of Teradata common stock.

Section 16 officers occasionally sell vested shares of restricted stock to the Company at the current market price to cover their withholding taxes. For the three months ended March 31, 2011, the total of these purchases was 56,609 shares at an average price of $48.29 per share.

The following table provides information relating to the Company’s share repurchase programs for the three months ended March 31, 2011:

Month	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Dilution Offset Program	Total Number of Shares Purchased as Part of Publicly Announced General Share Repurchase Program	Maximum Dollar Value that May Yet Be Purchased Under the Dilution Offset Program	Maximum Dollar Value that May Yet Be Purchased Under the General Share Repurchase Program
January 2011	—	N/A	—	—	$19,719,014	$160,604,657
February 2011	—	N/A	—	—	$21,327,418	$160,604,657
March 2011	—	N/A	—	—	$27,026,721	$160,604,657

First Quarter Total	—	N/A	—	—	$27,026,721	$160,604,657

Item 3. Defaults Upon Senior Securities.

None

Item 5. Other Information.

None

Item 6. Exhibits.

Reference Number per Item 601 of Regulation S-K	Description

2.1	Form of Separation and Distribution Agreement between Teradata Corporation and NCR Corporation (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K dated September 11, 2007).

3.1	Amended and Restated Certificate of Incorporation of Teradata Corporation, as amended and restated on September 24, 2007 (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K dated September 25, 2007).

3.2	Amended and Restated Bylaws of Teradata Corporation, as amended and restated on December 2, 2008 (incorporated by reference to Exhibit 3.2 to the Current Report on Form 8-K dated December 8, 2008).

4.1	Common Stock Certificate of Teradata Corporation (incorporated by reference to Exhibit 4.1 to the Quarterly Report on Form 10-Q dated November 13, 2007).

10.1	Merger Agreement dated as of December 21, 2010 among Teradata Corporation, Aprimo, Inc. and TDC Merger Sub, Inc. (incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K filed on January 24, 2011).

10.2	Agreement and Plan of Merger, dated March 2, 2011, by and among Teradata Corporation, Oakland Merger Corporation, Aster Data Systems, Inc. and certain other parties thereto (incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K filed on April 6, 2011).

10.3	Term Loan Agreement dated April 5, 2011 among Teradata Corporation, JPMorgan Chase Bank, N.A., as Administrative Agent, Bank of America, N.A., as Syndication Agent, and the other lenders party thereto (incorporated by reference to Exhibit 1.1 to the Current Report on Form 8-K filed on April 6, 2011), including Exhibits A-F thereto.

31.1	Certification pursuant to Rule 13a-14(a), dated May 6, 2011.

31.2	Certification pursuant to Rule 13a-14(a), dated May 6, 2011.

32	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated May 6, 2011.

101	Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Condensed Consolidated Statement of Income for the three month period ended March 31, 2011 and 2010, (ii) the Condensed Consolidated Balance Sheet at March 31, 2011 and December 31, 2010, (iii) the Condensed Consolidated Statement of Cash Flows for the three months ended March 31, 2011 and 2010 and (iv) the notes to the Condensed Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TERADATA CORPORATION

Date: May 6, 2011	By:	/s/ Stephen M. Scheppmann

Stephen M. Scheppmann
Executive Vice President and Chief Financial Officer