Form 10-Q
period 2011-06-30
TERADATA CORP /DE/
filed 2011-08-08
CIK 816761

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

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

At July 29, 2011, the registrant had approximately 168.3 million shares of common stock outstanding.

PART I—FINANCIAL INFORMATION

Part 1—FINANCIAL INFORMATION

Item 1. Financial Statements.

Teradata Corporation

Condensed Consolidated Statements of Income (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
In millions, except per share amounts	2011	2010	2011	2010
Revenue
Product revenue	$269	$223	$504	$423
Service revenue	312	247	583	476

Total revenue	581	470	1,087	899

Costs and operating expenses
Cost of products	93	71	172	143
Cost of services	172	131	324	252
Selling, general and administrative expenses	165	126	315	244
Research and development expenses	41	36	75	68

Total costs and operating expenses	471	364	886	707

Income from operations	110	106	201	192
Other income, net	27	0	26	0

Income before income taxes	137	106	227	192

Income tax expense	34	32	59	51

Net income	$103	$74	$168	$141

Net income per weighted average common share
Basic	$0.61	$0.44	$1.00	$0.84
Diluted	$0.60	$0.44	$0.98	$0.83

Weighted average common shares outstanding
Basic	168.7	167.0	168.5	167.4
Diluted	172.4	169.8	172.1	170.2

See Notes to Condensed Consolidated Financial Statements (Unaudited).

Teradata Corporation

Condensed Consolidated Balance Sheets (Unaudited)

In millions, except per share amounts	June 30, 2011	December 31, 2010
Assets
Current Assets
Cash and cash equivalents	$682	$883
Accounts receivable, net	416	402
Inventories	59	65
Other current assets	65	56

Total current assets	1,222	1,406
Property and equipment, net	119	105
Capitalized software, net	133	116
Goodwill	714	136
Acquired intangible assets	205	12
Deferred income taxes	58	59
Other assets	10	49

Total assets	$2,461	$1,883

Liabilities and stockholders’ equity
Current liabilities
Accounts payable	$87	$102
Payroll and benefits liabilities	128	134
Deferred revenue	392	263
Other current liabilities	72	70

Total current liabilities	679	569
Long-term debt	295	0
Pension and other postemployment plan liabilities	85	85
Other liabilities	37	40

Total liabilities	1,096	694

Commitments and contingencies (Note 7)

Stockholders’ equity
Preferred stock: par value $0.01 per share, 100.0 shares authorized, no shares issuedand outstanding at June 30, 2011 and December 31, 2010	0	0
Common stock: par value $0.01 per share, 500.0 shares authorized, 185.9 and 184.9 shares issued at June 30, 2011 and December 31, 2010, respectively	2	2
Paid-in capital	730	690
Treasury stock: 17.5 and 16.8 shares at June 30, 2011 and December 31, 2010, respectively	(437)	(399)
Retained earnings	1,052	884
Accumulated other comprehensive income	18	12

Total stockholders’ equity	1,365	1,189

Total liabilities and stockholders’ equity	$2,461	$1,883

See Notes to Condensed Consolidated Financial Statements (Unaudited).

Teradata Corporation

Condensed Consolidated Statements of Cash Flows (Unaudited)

	Six Months Ended June 30,
In millions	2011	2010
Operating activities
Net income	$168	$141
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	37	28
Stock-based compensation expense	17	11
Excess tax benefit from stock-based compensation	(9)	(2)
Deferred income taxes	11	11
Gain on investments	(28)	0
Changes in assets and liabilities:
Receivables	13	5
Inventories	5	(1)
Current payables and accrued expenses	(30)	(43)
Deferred revenue	95	52
Other assets and liabilities	6	(2)

Net cash provided by operating activities	285	200

Investing activities
Expenditures for property and equipment	(22)	(17)
Additions to capitalized software	(38)	(27)
Business acquisitions and other investing activities, net	(719)	(32)

Net cash used in investing activities	(779)	(76)

Financing activities
Proceeds from long-term borrowings	600	0
Repayments of long-term borrowings	(300)	0
Repurchases of common stock	(38)	(71)
Excess tax benefit from stock-based compensation	9	2
Other financing activities, net	16	12

Net cash provided by (used in) financing activities	287	(57)

Effect of exchange rate changes on cash and cash equivalents	6	(4)

(Decrease) increase in cash and cash equivalents	(201)	63
Cash and cash equivalents at beginning of period	883	661

Cash and cash equivalents at end of period	$682	$724

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

The Company evaluates all deliverables in an arrangement to determine whether they represent separate units of accounting. A deliverable constitutes a separate unit of accounting when it has standalone value, and if the contract includes a general right of return relative to the delivered item, delivery or performance of the undelivered items is considered probable and substantially in the control of Teradata. This guidance does not generally change the units of accounting for the Company’s revenue transactions. Most of the Company’s products and services qualify as separate units of accounting and are recognized upon meeting the criteria as described above.

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

The Company reviews VSOE, TPE and its determination of BESP on a periodic basis and updates it, when appropriate, to ensure that the practices employed reflect the Company’s recent pricing experience. The Company maintains internal controls over the establishment and updates of these estimates, which includes review and approval by the Company’s management. For the six months ended June 30, 2011 there was no material impact to revenue resulting from changes in VSOE, TPE or BESP, nor does the Company expect a material impact from such changes in the near term.

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

Contract accounting. If an arrangement involves significant production, modification or customization of the application software or the undelivered services are essential to the functionality of the delivered software then the Company uses the percentage-of-completion or completed-contract method of accounting. The percentage-of-completion method is used when estimates of costs to complete and extent of progress toward completion are reasonably dependable. The Company typically uses labor hours or costs incurred to date as a percentage of the total estimated labor hours or costs to fulfill the contract as the most reliable and meaningful measure that is available for determining a project’s progress toward completion. In circumstances when reasonable and reliable cost estimates for a project cannot be made, the completed-contract method is used whereas no revenue is recognized until the project is complete. When total cost estimates exceed revenues, the Company accrues the estimated losses immediately. For purposes of allocation of the arrangement consideration, any products for which the services are not essential are separated utilizing the relative selling price method discussed above. PCS is also separated and allocated based on VSOE and then recognized ratably over the term. The remaining contract value, which typically include application software and essential services, is then recognized utilizing the percentage-of-completion method or completed-contract methods discussed above.

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

2. New Accounting Pronouncements

Comprehensive Income. In June 2011, the Financial Accounting Standards Board (“FASB”) issued new guidance regarding the disclosure of comprehensive income. Under the new guidance, an entity will have the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In both choices, an entity will be required to present each component of net income along with total net income, each component of other comprehensive income along with a total for other comprehensive income, and a total amount for comprehensive income. This Update will eliminate the option to present the components of other comprehensive income as part of the statement of changes in stockholders’ equity. The amendments in this Update do not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income. This new guidance will be effective for fiscal years, and interim periods, beginning after December 15, 2011, with amendments applied retrospectively. The Company is currently evaluating the impact of this guidance.

Fair Value Measurements. In May 2011, the FASB issued new guidance regarding the measurement and disclosure of fair value. The amendments in this new guidance generally represent clarifications of existing GAAP, but also include some instances where a particular principle or requirement for measuring fair value or disclosing information about fair value measurements will change. This new guidance will result in common principles and requirements for measuring fair value and for disclosing information about fair value measurements in accordance with GAAP and International Financial Reporting Standards (“IFRS”). The principles that will be changed as a result of this new guidance primarily relate to: measuring the fair value of financial instruments that are managed within a portfolio, the application of premiums and discounts in a fair value measurement, and some additional disclosures about fair value measurements. This new guidance will be effective for interim and annual periods beginning after December 15, 2011, with amendments applied prospectively. The Company is currently evaluating the impact of this guidance.

3. Supplemental Financial Information

	Three Months Ended June 30,		Six Months Ended June 30,
In millions	2011	2010	2011	2010
Comprehensive Income
Net income	$103	$74	$168	$141
Other comprehensive income, net of tax:
Net change in unrealized components of defined benefit plans, net of tax	1	0	3	0
Currency translation adjustments	1	0	3	1

Total comprehensive income	$105	$74	$174	$142

	As of
In millions	June 30, 2011	December 31, 2010
Inventories
Finished goods	$34	$39
Service parts	25	26

Total inventories	$59	$65

4. Goodwill and Acquired Intangible Assets

The following table identifies the activity relating to goodwill by operating segment:

In millions	Balance December 31, 2010	Additions	Currency Translation Adjustments	Balance June 30, 2011
Goodwill
Americas	$85	$347	$1	$433
EMEA	17	131	0	148
APJ	34	98	1	133

Total goodwill	$136	$576	$2	$714

The change in goodwill for the six months ended June 30, 2011 was primarily due to the acquisitions of Aprimo, Inc. (“Aprimo”), and Aster Data Systems, Inc. (“Aster Data”) which were completed during the period.

Acquired Intangible Assets were specifically identified when acquired, and are deemed to have finite lives. The gross carrying amount and accumulated amortization for Teradata’s acquired intangible assets were as follows:

	Original Amortization Life (in Years)	June 30, 2011		December 31, 2010
In millions		Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Acquired intangible assets
Intellectual property/developed technology	5 to 7	145	(14)	18	(6)
Customer relationships	4 to 10	55	(3)	0	0
Trademarks/trade names	5 to 10	13	0	0	0
In-process research and development	5	8	0	0	0
Non-compete agreements	2	1	0	0	0

Total	2 to 10	222	(17)	18	(6)

The increase in acquired intangible assets since December 31, 2010 was due to developed technology, trademark/trade name, customer relationship, in-process research and development (“IPR&D”), and non-compete agreement assets added through the Aprimo and Aster Data acquisitions. The amortization of IPR&D intangible assets acquired as part of the Aster Data acquisition will not begin until the associated product development has been completed, which is currently estimated to be sometime in the next twelve months. Further information on the intangible assets acquired as part of this acquisition is included in Note 12.

The aggregate amortization expense (actual and estimated) for acquired intangible assets for the following periods is:

	Six Months Ended June 30, 2011	For the year ended (estimated)
In millions		2011	2012	2013	2014	2015
Amortization expense	$12	$29	$36	$35	$35	$33

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

The effective tax rate for the three months ended June 30, 2011 and June 30, 2010 was 25% and 30%, respectively. The effective tax rate for the six months ended June 30, 2011 and June 30, 2010 was 26% and 27%, respectively. The tax rate for the three and six months ended June 30, 2011 included a $4 million tax benefit recorded in the second quarter of 2011 related to the book gain recorded on the Company’s previous equity investment in Aster Data, which was reflected as a permanent non-taxable item. For further information regarding the Company’s acquisition of Aster Data, refer to Note 12. The tax rate for the six months ended June 30, 2010 included a $5 million tax benefit associated with the recognition of certain foreign net operating loss carryforwards resulting from an audit settlement in the first quarter of 2010.

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

The contract notional amount of the Company’s foreign exchange forward contracts was $63 million ($17 million on a net basis) at June 30, 2011, and $91 million ($51 million on a net basis) at December 31, 2010. The fair value derivative assets and liabilities recorded in other current assets and accrued liabilities at June 30, 2011 and December 31, 2010, were not material.

Gains and losses from the Company’s fair value hedges (foreign currency forward contracts and related hedged items) were immaterial for the three and six months ended June 30, 2011 and June 30, 2010. Gains and losses from foreign exchange forward contracts are fully recognized each period and reported along with the offsetting gain or loss of the related hedged item, either in cost of products or in other income, depending on the nature of the related hedged item.

7. Commitments and Contingencies

In the normal course of business, the Company is subject to proceedings, lawsuits, claims and other matters, including those that relate to the environment, health and safety, employee benefits, export compliance, intellectual property, tax matters, and other regulatory compliance and general matters, including those described below.

The Company is subject to governmental investigations and requests for information from time to time. As previously reported prior to Teradata’s Separation from NCR, the United States Department of Justice is conducting an investigation regarding the propriety of the Company’s arrangements or understandings with others in connection with certain federal contracts and the adequacy of certain disclosures related to such contracts. The investigation arises in connection with civil litigation in federal district court filed under the qui tam provisions of the civil False Claims Act against a number of information technology companies, including the Company. The complaints against the Company remain under seal. The Company has conducted its analysis of such claims focusing on the propriety of certain transactions under federal programs under which Teradata was a contractor. The Company has shared evidence with the Justice Department of questionable conduct that the Company uncovered, has cooperated with the Justice Department in its investigation, and is in settlement discussions with the government to resolve this matter.

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

Guarantees and Product Warranties. Guarantees associated with the Company’s business activities are reviewed for appropriateness and impact to the Company’s financial statements. Periodically, the Company’s customers enter into various leasing arrangements coordinated with a leasing company. In some instances, the Company guarantees the leasing company a minimum value at the end of the lease term on the leased equipment. As of June 30, 2011, the maximum future payment obligation of this guaranteed value and the associated liability balance was $2 million.

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

The following table identifies the activity relating to the warranty reserve for the six months ended June 30:

In millions	2011	2010
Warranty reserve liability
Beginning balance at January 1	$6	$5
Provisions for warranties issued	6	6
Settlements (in cash or in kind)	(6)	(6)

Balance at June 30	$6	$5

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

The Company’s assets and liabilities measured at fair value on a recurring basis include money market funds and foreign currency exchange contracts. A portion of the Company’s excess cash reserves are held in money market funds which generate interest income based on the prevailing market rates. Money market funds are included in cash and cash equivalents in the Company’s balance sheet. Money market fund holdings are measured at fair value using quoted market prices and are classified within Level 1 of the valuation hierarchy. When deemed appropriate, the Company minimizes its exposure to changes in foreign currency exchange rates through the use of derivative financial instruments, specifically, forward foreign exchange contracts. The fair value of these contracts are measured at the end of each interim reporting period using observable inputs other than quoted prices, specifically market spot and forward exchange rates. As such, these derivative instruments are classified within Level 2 of the valuation hierarchy. Fair value gains for open contracts are recognized as assets and fair value losses are recognized as liabilities. The fair value derivative assets and liabilities recorded in other current assets and accrued liabilities at June 30, 2011 and December 31, 2010, were not material. Any realized gains or losses would be mitigated by corresponding gains or losses on the underlying exposures.

The Company’s assets and liabilities measured at fair value on a recurring basis at June 30, 2011 were as follows:

		Fair Value Measurements at Reporting Date Using
In millions	June 30, 2011	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Signficant Unobservable Inputs (Level 3)
Assets
Money market funds	$251	$251	$0	$0

The Company’s assets and liabilities measured at fair value on a recurring basis at December 31, 2010 were as follows:

		Fair Value Measurements at Reporting Date Using
In millions	December 31, 2010	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Signficant Unobservable Inputs (Level 3)
Assets
Money market funds	$534	$534	$0	$0

9. Debt

On October 1, 2007, Teradata entered into a five-year revolving credit agreement (the “Credit Facility”), under which the Company may borrow up to $300 million. The current Credit Facility agreement ends on September 30, 2012, at which point any remaining outstanding borrowings would be due for repayment. The interest rate charged on borrowings pursuant to the Credit Facility can vary depending on the interest rate option the Company chooses to utilize and the Company’s leverage ratio at the time of the borrowing. In the near term, Teradata would anticipate choosing a floating rate based on the London Interbank Offered Rate (“LIBOR”). The Credit Facility is unsecured and contains certain representations and warranties, conditions, affirmative, negative and financial covenants, and events of default customary for such facilities. As of June 30, 2011, the Company was in compliance with all covenants of the Credit Facility.

During the three months ended June 30, 2011, Teradata repaid the $300 million in Credit Facility borrowings that were outstanding as of March 31, 2011. As of June 30, 2011, the Company had no borrowings outstanding under the Credit Facility, leaving $300 million in additional borrowing capacity available under the Credit Facility.

On April 5, 2011, Teradata closed on a new $300 million five-year term loan. The term loan is payable in quarterly installments, commencing on June 30, 2012, (with 1.25% of the initial principal amount due on each of the first eight payment dates; 2.50% of the initial principal amount due on each of the next four payment dates; and 5.0% of the initial principal amount due on each of the next three payment dates) with all remaining principal due on April 5, 2016. The outstanding principal amount of the term loan agreement bears interest at a floating rate based upon a negotiated base rate or a Eurodollar rate plus in each case a margin based on the leverage ratio of the Company. As of June 30, 2011, the term loan principal outstanding was $300 million, and carried an interest rate of 1.56%.

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

The components of basic and diluted earnings per share are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
In millions, except per share amounts	2011	2010	2011	2010
Net income available for common stockholders	$103	$74	$168	$141

Weighted average outstanding shares of common stock	168.7	167.0	168.5	167.4
Dilutive effect of employee stock options and restricted stock	3.7	2.8	3.6	2.8

Common stock and common stock equivalents	172.4	169.8	172.1	170.2

Earnings per share:
Basic	$0.61	$0.44	$1.00	$0.84
Diluted	$0.60	$0.44	$0.98	$0.83

Employee stock options to purchase 0.6 million shares of common stock for the six months ended June 30, 2010 were not included in the computation of diluted earnings per share because their exercise prices were greater than the average market price of the common shares for the period and, therefore, the effect would have been anti-dilutive. No stock options were excluded from the computation of diluted earnings per share for the three and six months ended June 30, 2011, or the three months ended June 30, 2010.

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

The following table presents regional segment revenue and gross margin for the Company:

	Three Months Ended June 30,		Six Months Ended June 30,
In millions	2011	2010	2011	2010
Revenue
Americas	$339	$281	$646	$533
EMEA	145	108	270	214
APJ	97	81	171	152

Total revenue	581	470	1,087	899

Gross margin
Americas	194	171	369	317
EMEA	76	57	146	114
APJ	46	40	76	73

Total gross margin	316	268	591	504

Selling, general and administrative expenses	165	126	315	244
Research and development expenses	41	36	75	68

Total income from operations	$110	$106	$201	$192

The following table presents revenue by product and services for the Company:

	Three Months Ended June 30,		Six Months Ended June 30,
In millions	2011	2010	2011	2010
Products (software and hardware)(1)	$269	$223	$504	$423

Consulting services	177	132	322	249
Maintenance services	135	115	261	227

Total services	312	247	583	476

Total revenue	$581	$470	$1,087	$899

(1)

Our data warehousing software and hardware products are often sold and delivered together in the form of a “node” of capacity as an integrated technology solution. Accordingly, it is impracticable to provide the breakdown of revenue from various types of software and hardware products.

12. Business Combinations

Aprimo, Inc.

On January 21, 2011, Teradata completed its acquisition of 100 percent of the stock of Aprimo, pursuant to an Agreement and Plan of Merger, dated December 21, 2010. Aprimo is a global provider of integrated marketing software solutions. Aprimo is being integrated into Teradata’s operations, and the Aprimo organization will support Teradata’s applications strategy, including development, marketing, sales and services. The purpose of this acquisition is to advance Teradata’s position in integrated marketing management, building on Aprimo’s established and well-positioned business. Aprimo’s operations are being integrated into, and its actual results are reflected in, the Company’s three geographic operating regions.

The aggregate consideration payable with respect to all of the outstanding stock and equity interests (including all outstanding warrants, stock options and restricted stock units) of Aprimo in the acquisition was $525 million in cash, subject to potential adjustments for closing working capital and certain of Aprimo’s indemnification obligations under the merger agreement. The purchase price was funded in part by using existing U.S. cash, and in part by drawing-down in full the Company’s Credit Facility. Additionally, for the six months ended June 30, 2011, Teradata recognized approximately $3 million in acquisition-related expenses, which were recorded as General and Administrative expenses.

Preliminary Purchase Price Allocation

Pursuant to our business combinations accounting policy, the total preliminary purchase price for Aprimo was allocated to the net tangible and intangible assets based upon their preliminary fair values as of January 21, 2011 as set forth below. The excess of the purchase price over the net tangible and intangible assets was recorded as goodwill, which represents synergies of combining the businesses. The allocation of the purchase price was based upon a valuation and certain of our estimates and assumptions are subject to change within the measurement period (up to one year from the acquisition date). Areas of the purchase price allocation that are not yet finalized relate to the fair values of certain deferred taxes, tax contingencies and residual goodwill. It is expected that none of the goodwill will be deductible for tax purposes.

Our purchase price allocation for Aprimo is as follows:

In millions
Cash and cash equivalents	$26
Accounts receivables	22
Goodwill	377
Intangible assets	123
Other assets	14
Deferred revenue	(25)
Other liabilities	(12)

Total preliminary purchase price	$525

Valuations of Intangible Assets Acquired

The following table sets forth the components of intangible assets acquired in connection with the Aprimo acquisition:

Dollars in millions	Fair Value	Weighted Average Useful Life
Customer relationships - subscription, hosting, maintenance and perpetual software	$37	10 years
Customer relationships - professional services	15	6 years
Developed technology	61	7 years
Trademarks/trade names	10	10 years

Total intangible assets	$123	8 years

Aster Data Systems

On April 5, 2011, Teradata completed its acquisition of all remaining equity of Aster Data Systems, Inc. (“Aster Data”), pursuant to an Agreement and Plan of Merger, dated March 2, 2011. Aster Data is a market leader in advanced analytics and the management of diverse, multi-structured data. The combination of Teradata and Aster Data technologies will enable businesses to perform better analytics on large sets of multi-structured data, also known as “big data.”

The aggregate consideration with respect to all of the outstanding stock and equity interests (including all outstanding warrants and vested stock options) of Aster Data was $259 million. The aggregate consideration excluded the value of Teradata’s pre-existing 11.2% equity investment in Aster Data. On April 5, 2011, the fair value of Teradata’s previous 11.2% equity interest in Aster Data was $36 million. Teradata recorded a gain of $11 million related to this existing equity interest in Aster Data, and that gain was recorded in other income and (expense) in the Condensed Consolidated Statement of Income (Unaudited). Additionally, for the six months ended June 30, 2011, Teradata recognized approximately $4 million in acquisition-related expenses, which were recorded primarily as General and Administrative expenses.

Teradata financed the acquisition of Aster Data using a portion of the funds from a new $300 million five-year, unsecured term loan, which closed on April 5, 2011. Further information on the term loan is included in Note 9.

Preliminary Purchase Price Allocation

Pursuant to our business combinations accounting policy, the total preliminary purchase price for Aster Data was allocated to the net tangible and intangible assets based upon their preliminary fair values as of April 5, 2011 as set forth below. The excess of the preliminary purchase price over the preliminary net tangible and intangible assets was recorded as goodwill, which represents synergies of combining the businesses. The preliminary allocation of the purchase price was based upon a preliminary valuation and certain of our estimates and assumptions are subject to change within the measurement period (up to one year from the acquisition date). The primary areas of the purchase price allocation that are not yet finalized relate to the fair values of certain intangible assets, deferred taxes, tax contingencies and residual goodwill. It is expected that none of the goodwill will be deductible for tax purposes. We expect to continue to obtain information to assist us in determining the fair value related to certain of the net assets acquired at the acquisition date during the measurement period.

Our preliminary purchase price allocation for Aster Data is as follows:

In millions
Cash and cash equivalents	$14
Goodwill	199
Intangible assets	82
Other assets	3
Deferred revenue	(3)

Total preliminary purchase price	$295

The difference between the total preliminary purchase price and the cash consideration paid represents the fair value of the Company’s previous equity investment in Aster Data.

Preliminary Valuations of Intangible Assets Acquired

The following table sets forth the components of intangible assets acquired in connection with the Aster Data acquisition:

Dollars in millions	Preliminary Fair Value	Weighted Average Useful Life
Customer relationships	$3	4 years
Developed technology	67	5 years
In-process research and development	8	5 years
Trademarks/trade names	3	5 years
Non-compete agreements	1	2 years

Total intangible assets	$82	5 years

Unaudited Supplemental Financial Information

The following table presents the unaudited amounts of Aprimo and Aster Data revenue and income included in Teradata’s condensed consolidated results of operations for the six months ended June 30, 2011 (from their respective dates of acquisition), as well as pro forma results of Teradata (including Aprimo and Aster Data) for the six month periods ended June 30, 2011 and June 30, 2010, had both acquisitions been completed on January 1, 2010. The unaudited pro forma financial information is presented for informational purposes only and is not indicative of the results of operations that would have been achieved if the acquisitions had taken place at the beginning of fiscal 2010.

In addition to items already referenced above, the actual impact of results from Aprimo and Aster Data for the six months ended June 30, 2011 included:

•	a $14 million reduction in the recognition of deferred revenue and a $2 million reduction in the recognition of associated cost of revenue for which there was no further performance obligation, and

•	a $10 million increase in amortization of intangible assets as a result of purchase price allocations.

The unaudited pro forma results for the six months ended June 30, 2011 include:

•	$5 million in additional amortization charges for acquired intangible assets,

•	$12 million in additional revenue assuming that the majority of the required acquisition accounting-related revenue eliminations had taken place in the prior-year period, and

•	$9 million in eliminated transaction and integration expenses as if certain of those costs had been recognized in the prior-year period, and

•	$1 million in interest expense for acquisition-related borrowings.

The unaudited pro forma results for the six months ended June 30, 2010 include:

•	$16 million in additional amortization charges for acquired intangible assets,

•	$14 million in elimination of deferred revenue recognition and $2 million in associated elimination of deferred cost of revenue for which there was no further performance obligation,

•	$16 million in transaction and integration expenses associated with the acquisition, and

•	$3 million in interest expense for acquisition-related borrowings.

Certain of these adjustments reflect preliminary estimates.

In millions	Revenue	Net Income
Actual impact of Aprimo and Aster Data results for six months ended June 30, 2011	$28	($7)
Pro forma condensed combined results for six months ended June 30, 2011	$1,107	$162
Pro forma condensed combined results for six months ended June 30, 2010	$935	$117

Other Activity

On May 24, 2011, the Company completed the sale of an equity investment in Pliant Technology, Inc. The Company received proceeds of $30 million and recognized a net gain of $17 million on the transaction. The gain was recorded in other income and (expense) in the Condensed Consolidated Statement of Income (Unaudited).

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

Second Quarter Financial Overview

As more fully discussed in later sections of this MD&A, the following were significant financial items for the second quarter of 2011:

•	Total revenue was $581 million for the second quarter of 2011, up 24% from the second quarter of 2010, with double-digit growth in each of Teradata’s three operating regions.

•

Gross margin decreased to 54.4% in the second quarter of 2011 from 57.0% in the second quarter of 2010, driven primarily by lower product margins and the impact of a greater percentage of consulting services revenue (which typically carries a lower margin). Gross margins for the second quarter of 2011 also included approximately $6 million of amortization of acquired intangible assets, and $6 million in acquisition-related purchase accounting adjustments for deferred revenue balances of Aprimo, Inc. (“Aprimo”) and Aster Data System, Inc (“Aster Data”) at the time of their respective acquisitions for which there was no further performance requirement.

•

Operating income was $110 million in the second quarter of 2011, compared to $106 million in the second quarter of 2010, driven by revenue growth, and offset in part by higher Selling, General and Administrative (“SG&A”) expenses, which reflected the impact of our strategic initiative to add sales headcount, acquisition-related transactions and the impact of added headcount and infrastructure brought on by the acquisitions of Aprimo and Aster Data. Operating income for the second quarter of 2011 also included approximately $10 million for acquisition-related transaction, integration and reorganization expenses, $6 million for acquisition-related purchase accounting adjustments, and $9 million for amortization of acquired intangible assets.

•

Net income of $103 million in the second quarter of 2011 increased 39% from $74 million in the second quarter of 2010, as increased revenue was offset in part by higher SG&A expenses, as compared to the prior year. Net income for the second quarter of 2011 also includes the impact of approximately $17 million in after-tax acquisition-related purchase accounting adjustments, transaction, integration and reorganization expenses, and amortization of acquired intangible assets, which were more than offset by a $22 million after-tax gain on the Company’s equity investments, due to purchase and sale transactions which were completed during the second quarter.

Strategic Overview

Teradata is a leader in helping companies manage and analyze growing data volumes and complexity to gain business insight and competitive advantage. Teradata’s efforts are primarily focused on data warehousing, data analytics, and marketing and business applications. We have four key initiatives underway to broaden our position in the market and take advantage of this opportunity. These initiatives are to:

•

Invest to extend Teradata’s core technology and software application offerings, and expand our family of compatible data warehouse platforms to address multiple market segments and solution offerings through internal development and targeted strategic acquisitions such as Aprimo and Aster Data,

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

As a portion of the Company’s operations and revenue occur outside the United States, and in currencies other than the U.S. dollar, the Company is exposed to fluctuations in foreign currency exchange rates. In 2011, Teradata expects approximately four percentage points of benefit from currency translation on its reported revenue and a corresponding currency impact on operating income, based on currency rates as of July 29, 2011.

The United States and other international economies, significant to Teradata’s sales efforts, experienced severe economic recessions in recent years, which had an adverse impact on IT budgets and capital spending trends, and contributed to lengthened sales cycles for acquiring Teradata products and services. While there have been positive signs of economic recovery in 2010 and the first half of 2011, particularly with respect to information technology spending, the scope and stability of such recovery is not assured. Even in a strong economic environment, the size, timing and contracted terms of large customer orders for our products and services can impact, both positively and negatively, our operating results.

While macroeconomic challenges and fluctuations in the IT environment do occur, our long-term outlook remains positive. We did not experience significant changes in the first half of 2011 due to competitive and/or pricing trends for our EDW or appliance solutions, although there is always a risk that competitive and/or pricing pressure for our solutions could occur in the future. Additionally, as companies look to reduce ongoing operating expenses, customers may choose to go to lower maintenance service level agreements which could lead to revenue and margin pressure on our maintenance services business. We continue to be committed to new product development and achieving a responsive yield from our research and development spending and resources, which are intended to drive future demand. We also continue to evaluate opportunities to increase our market coverage and are committed to continuing to increase our number of sales territories, as well as consulting services resources, among other things, to drive future revenue growth. Given the length of sales cycles in the data warehouse market, new sales account territories typically take 18 to 24 months, on average, to become fully productive.

Results of Operations for the Three Months Ended June 30, 2011

Compared to the Three Months Ended June 30, 2010

In millions	2011	% of Revenue	2010	% of Revenue
Product revenue	$269	46.3%	$223	47.4%
Service revenue	312	53.7%	247	52.6%

Total revenue	581	100%	470	100%

Gross margin
Product gross margin	176	65.4%	152	68.2%
Service gross margin	140	44.9%	116	47.0%

Total gross margin	316	54.4%	268	57.0%

Operating expenses
Selling, general and administrative expenses	165	28.4%	126	26.8%
Research and development expenses	41	7.1%	36	7.7%

Total operating expenses	206	35.5%	162	34.5%

Operating income	$110	18.9%	$106	22.6%

Revenue

Teradata revenue increased 24% in the second quarter of 2011 compared to the second quarter of 2010. The revenue increase included 6% of benefit from foreign currency fluctuations. Product revenue increased 21% in the second quarter of 2011 from the prior-year period, with double-digit growth in each of Teradata’s three operating regions. Service revenue in the second quarter of 2011 increased 26% from the prior-year period, with an underlying 34% increase in consulting services revenue, and 17% increase in maintenance services revenue, as compared to the prior-year period. Aprimo and Aster Data revenues, after taking into account $8 million in required purchase accounting reductions in the recognition of deferred revenue, accounted for approximately 3% of the revenue increase in second quarter 2011 as compared to the second quarter of 2010.

Gross Margin

Gross margin for the second quarter of 2011 was 54.4% compared to 57.0% in the second quarter of 2010. Product gross margin decreased to 65.4% in the second quarter of 2011, compared to 68.2% in the prior-year period. The lower product margins were driven by deal mix in the North America and Latin America (“Americas”) region and the Asia Pacific and Japan (“APJ”) region as compared to the second quarter of 2010, $6 million in additional amortization costs of acquired intangible assets, $5 million in acquisition-related purchase accounting adjustments for deferred revenue balances of Aprimo and Aster Data at the time of the acquisition for which there was no further performance requirement, as well as $3 million in additional amortization of capitalized internal software development costs. This impact was offset in part by favorable currency fluctuations. The term “deal mix” refers to the revenue mix of our product sales consummated in a particular period, including both software versus hardware content and mix, and amount and mix of third-party products re-sold. Service gross margin decreased to 44.9% in the second quarter of 2011 compared to 47.0% in the prior-year period. The lower service margins were driven primarily by the greater proportion of consulting revenue, as compared to maintenance revenue (which typically carries a higher margin).

Operating Expenses

Total operating expenses, characterized as SG&A and Research and Development (“R&D”) expenses, were $206 million in the second quarter of 2011 compared to $162 million in the second quarter of 2010. The $39 million increase in SG&A expenses was largely driven by higher selling expense, due primarily to our strategic initiative to add sales headcount, as well as increased revenue-driven costs for sales commissions. SG&A expenses were also impacted by transaction, integration and reorganization expenses, as well as amortization of intangible assets associated with the acquisition of Aprimo and Aster Data, which totaled $10 million in the second quarter of 2011, in addition to the impact of added headcount and infrastructure brought on by the Aprimo and Aster Data acquisitions. The $5 million increase in R&D expenses was driven by higher engineering headcount expenses, including new engineering headcount from the Aprimo and Aster Data acquisitions, as well as $2 million in acquisition-related transaction and integration expenses. This increase was offset in part by $7 million more in capitalization of software development cost as compared to the prior-year period.

Revenue and Gross Margin by Operating Segment

As described in Note 11 of Notes to Condensed Consolidated Financial Statements (Unaudited), Teradata manages its business in three geographic regions, which are also the Company’s operating segments: (1) the Americas region; (2) the Europe, Middle East and Africa (“EMEA”) region; and (3) the Asia Pacific and Japan (“APJ”) region. Teradata believes this format is useful to investors because it allows analysis and comparability of operating trends by operating segment. It also includes the same information that is used by Teradata management to make decisions regarding the segments and to assess our financial performance. The discussion of our segment results describes the changes in results as compared to the prior-year period.

The following table presents revenue and operating performance by segment for the three months ended June 30:

In millions	2011	% of Revenue	2010	% of Revenue
Revenue
Americas	$339	58%	$281	60%
EMEA	145	25%	108	23%
APJ	97	17%	81	17%

Total revenue	581	100%	470	100%

Gross margin
Americas	194	57.2%	171	60.9%
EMEA	76	52.4%	57	52.8%
APJ	46	47.4%	40	49.4%

Total gross margin	$316	54.4%	$268	57.0%

Americas: Revenue increased 21% in the second quarter of 2011 from the second quarter of 2010, led by a 40% increase in consulting revenue. The revenue increase included 1% of benefit from foreign currency fluctuations. Gross margins decreased to 57.2% for the second quarter of 2011, from 60.9% in the second quarter of 2010, driven primarily by the impact of a greater proportion of consulting services revenue (which typically has a lower margin), as well as lower product margins due to deal mix and increased amortization of capitalized software development cost and acquired intangible assets, compared to the prior-year period.

EMEA: Revenue increased 34% in the second quarter of 2011 from the second quarter of 2010, led by a 47% increase in consulting revenue. The revenue increase included 14% of benefit from foreign currency fluctuations. Gross margins decreased somewhat to 52.4% for the second quarter of 2011, from 52.8% in the second quarter of 2010, driven primarily by the greater proportion of consulting services revenue, as compared to the second quarter of 2010.

APJ: Revenue increased 20% in the second quarter of 2011 from the second quarter of 2010, led by a 47% increase in product revenue. The revenue increase included 12% of benefit from foreign currency fluctuations. Gross margin decreased to 47.4% in the second quarter of 2011, from 49.4% in the second quarter of 2010. The gross margin decline was driven primarily by lower services margins, offset in part by the greater proportion of product revenue (as compared to services revenue), compared to the prior-year period.

Other Income (Expense)

The Company recognized $27 million of other income in the second quarter of 2011, with zero other income recognized in the second quarter of 2010. The increase in other income in the current-year period was driven by $28 million in gains on equity investments. As part of the required accounting for the acquisition of Aster Data on April 5, 2011, Teradata’s existing 11.2% equity investment in Aster Data was valued at $36 million, triggering the recognition of an $11 million gain. Additionally, on May 24, 2011, the Company completed the sale of an equity investment in Pliant Technology, Inc. The Company received proceeds of $30 million and recognized a net gain of $17 million on the transaction.

Provision for Income Taxes

Income tax provisions for interim periods are based on estimated annual income tax rates, adjusted to reflect the effects of any significant infrequent or unusual items which are required to be discretely recognized within the current interim period. The Company’s intention is to permanently reinvest its foreign earnings outside of the United States. As a result, the effective tax rates in the periods presented are largely based upon the forecasted pre-tax earnings mix between the United States and other foreign taxing jurisdictions where the Company conducts its business. The Company estimates its full-year forecasted global effective tax rate for the year ended December 31, 2011 to be approximately 26% to 27%. This estimate is based on the forecasted overseas profits being taxed at an overall effective tax rate of approximately 12.5%, as compared to the statutory tax rate of 35% in the United States.

The effective tax rate in the second quarter of 2011 was 25% compared to 30% in the second quarter of 2010. The decrease in the effective tax rate for the three months ended June 30, 2011 was driven primarily by a $4 million tax benefit related to the book gain recorded on the Company’s previous equity investment in Aster Data, which was reflected as a permanent non-taxable item, and a lower mix of U.S.-based earnings as compared to the percentage of pre-tax income generated internationally. There were no material discrete tax items reflected in the effective tax rate for the three months ended June 30, 2010.

Results of Operations for the Six Months Ended June 30, 2011

Compared to the Six Months Ended June 30, 2010

In millions	2011	% of Revenue	2010	% of Revenue
Product revenue	$504	46.4%	$423	47.1%
Service revenue	583	53.6%	476	52.9%

Total revenue	1,087	100%	899	100%

Gross margin
Product gross margin	332	65.9%	280	66.2%
Service gross margin	259	44.4%	224	47.1%

Total gross margin	591	54.4%	504	56.1%

Operating expenses
Selling, general and administrative expenses	315	29.0%	244	27.1%
Research and development expenses	75	6.9%	68	7.6%

Total operating expenses	390	35.9%	312	34.7%

Operating income	$201	18.5%	$192	21.4%

Revenue

Teradata revenue increased 21% in the first six months of 2011 compared to the first six months of 2010. The revenue increase included 4% of benefit from foreign currency fluctuations. Product revenue increased 19% in the first six months of 2011 from the prior-year period, with double-digit growth in each of Teradata’s three operating regions. Service revenue in the first six months of 2011 increased 22% from the prior-year period, with an underlying 29% increase in consulting services revenue, and 15% increase in maintenance services revenue, as compared to the prior-year period. Aprimo and Aster Data revenues, after taking into account $14 million required purchase accounting reductions in the recognition of deferred revenue, accounted for less than 3% of the revenue increase in first half of 2011 as compared to the first half of 2010.

Gross Margin

Gross margin for the first six months of 2011 was 54.4% compared to 56.1% in the first six months of 2010. Product gross margin increased to 65.9% in the first half of 2011, compared to 66.2% in the prior-year period. Positive deal mix and benefit from foreign currency fluctuations did not fully offset $11 million in acquisition-related purchase accounting adjustments for deferred revenue of Aprimo and Aster Data at the time of their respective acquisitions for which there was no further performance requirement, $7 million in additional amortization costs of acquired intangible assets, and $6 million in additional amortization of capitalized internal software development costs. Service gross margin decreased to 44.4% in the first half of 2011 compared to 47.1% in the prior-year period. The lower service margins were driven by the consulting services business, primarily due to expanding its headcount in response to growing and driving new business opportunities, as well as a greater proportion of consulting revenue, as compared to maintenance revenue. Incremental headcount can initially have a negative impact on margins, particularly while the employees are being trained and are not yet fully productive. Service gross margins for the first six months of 2011 also included $3 million in acquisition-related purchase accounting adjustments, transaction, integration and reorganization costs.

Operating Expenses

Total operating expenses, characterized as SG&A and R&D expenses, were $390 million in the first six months of 2011 compared to $312 million in the first six months of 2010. The $71 million increase in SG&A expenses was largely driven by higher selling expense, due primarily to our strategic initiative to add sales headcount, as well as increased revenue-driven costs for sales commissions and provisions for accounts receivable. SG&A expenses were also impacted by transaction, integration and reorganization expenses, as well as amortization of intangible assets associated with the acquisitions of Aprimo and Aster Data, which totaled $17 million in the first half of 2011, in addition to the impact of added headcount and infrastructure brought on by the Aprimo and Aster Data acquisitions. The $7 million increase in R&D expenses was driven by higher engineering headcount expenses, including new engineering headcount from the Aprimo and Aster Data acquisitions. This increase was offset in part by $11 million more in capitalization of software development cost as compared to the prior-year period.

Revenue and Gross Margin by Operating Segment

As described in Note 11 of Notes to Condensed Consolidated Financial Statements (Unaudited), Teradata manages its business in three geographic regions, which are also the Company’s operating segments: (1) the Americas region; (2) the EMEA region; and (3) the APJ region. Teradata believes this format is useful to investors because it allows analysis and comparability of operating trends by operating segment. It also includes the same information that is used by Teradata management to make decisions regarding the segments and to assess our financial performance. The discussion of our segment results describes the changes in results as compared to the prior-year period.

The following table presents revenue and operating performance by segment for the six months ended June 30:

In millions	2011	% of Revenue	2010	% of Revenue
Revenue
Americas	$646	59%	$533	59%
EMEA	270	25%	214	24%
APJ	171	16%	152	17%

Total revenue	1,087	100%	899	100%

Gross margin
Americas	369	57.1%	317	59.5%
EMEA	146	54.1%	114	53.3%
APJ	76	44.4%	73	48.0%

Total gross margin	$591	54.4%	$504	56.1%

Americas: Revenue increased 21% in the first half of 2011 from the first half of 2010, led by a 35% increase in consulting revenue. The revenue increase included 1% of benefit from foreign currency fluctuations. Gross margins decreased to 57.1% for the first half of 2011, from 59.5% in the first half of 2010, driven primarily by lower consulting margins due to recent headcount additions, as well as the greater proportion of consulting services revenue (as compared to product revenue), as compared to the prior-year period.

EMEA: Revenue increased 26% in the first six months of 2011 from the first six months of 2010, with comparable increases in both product and services revenue. The revenue increase included 8% of benefit from foreign currency fluctuations. Gross margins increased to 54.1% for the first six months of 2011, from 53.3% in the first six months of 2010, driven by improved product margins due to a favorable deal mix compared to the prior year, and benefit from currency translation.

APJ: Revenue increased 13% in the first half of 2011 from the first half of 2010, led by a 17% increase in product revenue. The revenue increase included 10% of benefit from foreign currency fluctuations. Gross margin decreased to 44.4% in the first half of 2011, from 48.0% in the first half of 2010. The gross margin decline was driven primarily by lower consulting margins, offset in part by the impact of a greater proportion of product revenue (as compared to services revenue), compared to the first six months of 2010.

Other Income (Expense)

The Company recognized $26 million of other income in the six months ended June 30, 2011, with zero other income recognized in the six months ended June 30, 2010. The increase in other income in the current-year period was driven by $28 million in gains on equity investments. As part of the required accounting for the acquisition of Aster Data on April 5, 2011, Teradata’s existing 11.2% equity investment in Aster Data was valued at $36 million, triggering the recognition of an $11 million gain. Additionally, on May 24, 2011, the Company completed the sale of an equity investment in Pliant Technology, Inc. The Company received proceeds of $30 million and recognized a net gain of $17 million on the transaction.

Provision for Income Taxes

The effective tax rate in the first six months of 2011 was 26% compared to 27% in the first six months of 2010. The decrease in the effective tax rate for the six months ended June 30, 2011 was driven primarily by a $4 million tax benefit reflected in the second quarter related to the book gain recorded on the Company’s previous equity investment in Aster Data, which was reflected as a permanent non-taxable item, and a lower mix of U.S.-based earnings as compared to the percentage of pre-tax income generated internationally. The effective income tax rate for the six months ended June 30, 2010 was driven primarily by a discrete $5 million tax benefit associated with the recognition of certain foreign net operating loss carryforwards resulting from an audit settlement in the first quarter of 2010.

Financial Condition, Liquidity and Capital Resources

Cash provided by operating activities increased by $85 million in the first six months of 2011. In comparison to the prior-year period, the increase in cash provided by operating activities in the six months ended June 30, 2011 was principally due to a greater increase in deferred revenue and a smaller decrease in current payables and accrued expenses in the current-year period.

Teradata’s management uses a non-GAAP measure called “free cash flow,” which we define as net cash provided by operating activities less capital expenditures for property and equipment, and additions to capitalized software, as one measure of assessing the financial performance of the Company. Free cash flow does not have a uniform definition under GAAP; therefore, Teradata’s definition of this measure may differ from the definition used by other companies. The components that are used to calculate free cash flow are GAAP measures taken directly from the Condensed Consolidated Statements of Cash Flows (Unaudited). We believe that free cash flow information is useful for investors because it relates the operating cash flow of the Company to the capital that is spent to continue and improve business operations. In particular, free cash flow indicates the amount of cash available after certain capital expenditures, for among other things, investments in the Company’s existing businesses, strategic acquisitions and repurchase of Teradata common stock. Free cash flow does not represent the residual cash flow available for discretionary expenditures since there may be other non-discretionary expenditures that are not deducted from the measure. This non-GAAP measure should not be considered a substitute for, or superior to, cash flows from operating activities under GAAP.

The table below shows net cash provided by operating activities and capital expenditures for the following periods:

	Six Months Ended June 30,
In millions	2011	2010
Net cash provided by operating activities	$285	$200
Less:
Expenditures for property and equipment	(22)	(17)
Additions to capitalized software	(38)	(27)

Free cash flow	$225	$156

Financing activities and certain other investing activities are not included in our calculation of free cash flow. Other investing activities in the first six months of 2011 primarily consisted of Teradata’s acquisitions of Aprimo and Aster Data as discussed further below. Teradata’s financing activities for the six months ended June 30, 2011 primarily consisted of $300 million in proceeds from a new 5 year term loan, as discussed below, as well as repurchases of the Company’s common stock. During the first six months of 2011, the Company purchased 0.7 million shares of its common stock at an average price per share of $54.28 under share repurchase programs authorized by our Board of Directors in 2008. The first program (the “dilution offset program”) authorizes the Company to purchase Teradata common stock to the extent of cash received from the exercise of stock options and the Teradata Employee Stock Purchase Plan (“ESPP”) to offset dilution from shares issued pursuant to these plans. On May 4, 2009, the Company’s Board of Directors authorized an additional $300 million increase to the Company’s second program (the “general share repurchase program”). As of June 30, 2011, the Company had $155 million of authorization remaining on the $300 million general share repurchase program to repurchase outstanding shares of Teradata common stock. Share repurchases made by the Company are reported on a trade date basis. Our share repurchase activity depends on factors such as our working capital needs, our cash requirements for capital investments, our stock price, and economic and market conditions. Proceeds from the ESPP and the exercise of stock options were $16 million in the first six months of 2011 and $12 million in the first six months of 2010. These proceeds are included in Other financing activities, net in the Condensed Consolidated Statement of Cash Flows (Unaudited).

Our total in cash and cash equivalents held outside the United States in various foreign subsidiaries was $551 million as of June 30, 2011 and $506 million as of December 31, 2010. The remaining balance held in the United States was $131 million as of June 30, 2011 and $377 million as of December 31, 2010. Under current tax laws and regulations, if cash and cash equivalents and short-term investments held outside the United States are distributed to the United States in the form of dividends or otherwise, we may be subject to additional U.S. income taxes (subject to an adjustment for foreign tax credits) and foreign withholding taxes. As of June 30, 2011, we have not provided for the U.S. federal tax liability on approximately $665 million of foreign earnings that are considered permanently reinvested outside of the United States.

On January 21, 2011, Teradata completed the acquisition of Aprimo. The $525 million purchase price of this all-cash acquisition was funded in part by using $225 million of existing U.S. cash (offset by $26 million of cash held by Aprimo at the time it was acquired), and in part by drawing-down the full $300 million borrowing capacity from the Company’s Credit Facility. The $300 million in credit facility borrowings were repaid in full during the second quarter of 2011. As of June 30, 2011 the Company had no outstanding borrowings on the Credit Facility, and was in compliance with all covenants.

On April 5, 2011, Teradata completed the acquisition of Aster Data. The aggregate consideration payable by Teradata for all of the outstanding equity interests of Aster Data was $259 million. The aggregate consideration payable excluded the value of Teradata’s pre-existing 11.2% equity investment in Aster Data. Also on April 5, 2011, Teradata entered into a new $300 million five-year, unsecured term loan, and used a portion of these funds to finance the Aster Data acquisition. The outstanding principal amount of the term loan agreement bears interest at a floating rate based upon a negotiated base rate or a Eurodollar rate plus in each case a margin based on the leverage ratio of the Company. As of June 30, 2011, the term loan principal outstanding was $300 million, and carried an interest rate of 1.56%.

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

In many cases, the accounting treatment of a particular transaction is specifically dictated by GAAP and does not require significant management judgment in its application. There are also areas in which management’s judgment in selecting among available alternatives would not produce a materially different result. The significant accounting policies and estimates that we believe are the most critical to aid in fully understanding and evaluating our reported financial results are discussed in the 2010 Annual Report. Teradata’s senior management has reviewed these critical accounting policies and related disclosures and determined that with the exception of the revenue recognition policy, as discussed below, there were no significant changes in our critical accounting policies in the six months ended June 30, 2011. Also, there were no significant changes in our estimates associated with those policies.

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

The Company evaluates all deliverables in an arrangement to determine whether they represent separate units of accounting. A deliverable constitutes a separate unit of accounting when it has standalone value, and if the contract includes a general right of return relative to the delivered item, delivery or performance of the undelivered items is considered probable and substantially in the control of Teradata. This guidance does not generally change the units of accounting for the Company’s revenue transactions. Most of the Company’s products and services qualify as separate units of accounting and are recognized upon meeting the criteria as described above.

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

The Company reviews VSOE, TPE and its determination of BESP on a periodic basis and updates it, when appropriate, to ensure that the practices employed reflect the Company’s recent pricing experience. The Company maintains internal controls over the establishment and updates of these estimates, which includes review and approval by the Company’s management. For the six months ended June 30, 2011 there was no material impact to revenue resulting from changes in VSOE, TPE or BESP, nor does the Company expect a material impact from such changes in the near term.

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

Contract accounting. If an arrangement involves significant production, modification or customization of the application software or the undelivered services are essential to the functionality of the delivered software then the Company uses the percentage-of-completion or completed-contract method of accounting. The percentage-of-completion method is used when estimates of costs to complete and extent of progress toward completion are reasonably dependable. The Company typically uses labor hours or costs incurred to date as a percentage of the total estimated labor hours or costs to fulfill the contract as the most reliable and meaningful measure that is available for determining a project’s progress toward completion. In circumstances when reasonable and reliable cost estimates for a project cannot be made, the completed-contract method is used whereas no revenue is recognized until the project is complete. When total cost estimates exceed revenues, the Company accrues the estimated losses immediately. For purposes of allocation of the arrangement consideration, any products for which the services are not essential are separated utilizing the relative selling price method discussed above. PCS is also separated and allocated based on VSOE and then recognized ratably over the term. The remaining contract value, which typically include application software and essential services, is then recognized utilizing the percentage-of-completion method or completed-contract methods discussed above.

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

Based on their evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective to provide reasonable assurance as of June 30, 2011.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the last fiscal quarter ended June 30, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Purchase of Company Common Stock

During the second quarter of 2011, the Company executed purchases for approximately 0.7 million shares of its common stock at an average price per share of $54.28 under the two share repurchase programs authorized by our Board of Directors in 2008. The first program (the “dilution offset program”) authorizes the Company to purchase Teradata common stock to the extent of cash received from the exercise of stock options and the Teradata Employee Stock Purchase Plan (“ESPP”) to offset dilution from shares issued pursuant to these plans. On May 4, 2009, the Company’s Board of Directors authorized an additional $300 million increase to the Company’s second program (the “general share repurchase program”). As of June 30, 2011, the Company had $155 million of authorization remaining on the $300 million general share repurchase program to repurchase outstanding shares of Teradata common stock.

Section 16 officers occasionally sell vested shares of restricted stock to the Company at the current market price to cover their withholding taxes. For the six months ended June 30, 2011, the total of these purchases was 56,609 shares at an average price of $48.29 per share.

The following table provides information relating to the Company’s share repurchase programs for the six months ended June 30, 2011:

			Total	Total	Maximum	Maximum
			Number	Number	Dollar	Dollar
			of Shares	of Shares	Value	Value
			Purchased	Purchased	that May	that May
			as Part of	as Part of	Yet Be	Yet Be
		Average	Publicly	Publicly	Purchased	Purchased
	Total	Price	Announced	Announced	Under the	Under the
	Number	Paid	Dilution	General Share	Dilution	General Share
	of Shares	per	Offset	Repurchase	Offset	Repurchase
Month	Purchased	Share	Program	Program	Program	Program
First Quarter Total	—	N/A	—	—	$27,026,721	$160,604,657

April 2011	—	N/A	—	—	$28,294,562	$160,604,657
May 2011	320,654	$53.86	320,654	—	$14,716,205	$160,604,657
June 2011	398,257	$54.61	300,100	98,157	$682,667	$155,163,639

Second Quarter Total	718,911	$54.28	620,754	98,157	$682,667	$155,163,639

Item 3. Defaults Upon Senior Securities.

None

Item 5. Other Information.

None

Item 6. Exhibits.

Reference Number per Item 601 of Regulation S-K	Description

2.1	Form of Separation and Distribution Agreement between Teradata Corporation and NCR Corporation (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K dated September 11, 2007).

3.1	Amended and Restated Certificate of Incorporation of Teradata Corporation, as amended and restated on September 24, 2007 (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K dated September 25, 2007).

3.2	Amended and Restated Bylaws of Teradata Corporation, as amended and restated on December 2, 2008 (incorporated by reference to Exhibit 3.2 to the Current Report on Form 8-K dated December 8, 2008).

4.1	Common Stock Certificate of Teradata Corporation (incorporated by reference to Exhibit 4.1 to the Quarterly Report on Form 10-Q dated November 13, 2007).

10.1	Merger Agreement dated as of December 21, 2010 among Teradata Corporation, Aprimo, Inc. and TDC Merger Sub, Inc. (incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K filed on January 24, 2011).

10.2	Agreement and Plan of Merger, dated March 2, 2011, by and among Teradata Corporation, Oakland Merger Corporation, Aster Data Systems, Inc. and certain other parties thereto (incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K filed on April 6, 2011).

10.3	Term Loan Agreement dated April 5, 2011 among Teradata Corporation, JPMorgan Chase Bank, N.A., as Administrative Agent, Bank of America, N.A., as Syndication Agent, and the other lenders party thereto (incorporated by reference to Exhibit 1.1 to the Current Report on Form 8-K filed on April 6, 2011), including Exhibits A-F thereto.

10.4	Second Amendment to Teradata Corporation Employee Stock Purchase Plan, effective as of April 1, 2011.

10.5	Teradata Corporation Director Compensation Program, Amended and Restated Effective April 26, 2011.

31.1	Certification pursuant to Rule 13a-14(a), dated August 8, 2011.

31.2	Certification pursuant to Rule 13a-14(a), dated August 8, 2011.

32	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated August 8, 2011.

101	Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Condensed Consolidated Statement of Income for the three and six month periods ended June 30, 2011 and 2010, (ii) the Condensed Consolidated Balance Sheet at June 30, 2011 and December 31, 2010, (iii) the Condensed Consolidated Statement of Cash Flows for the six month periods ended June 30, 2011 and 2010 and (iv) the notes to the Condensed Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TERADATA CORPORATION

Date: August 8, 2011	By:	/s/ Stephen M. Scheppmann
Stephen M. Scheppmann
Executive Vice President and Chief Financial Officer