Form 10-Q
period 2011-09-30
TERADATA CORP /DE/
filed 2011-11-04
CIK 816761

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

At October 28, 2011, the registrant had approximately 167.4 million shares of common stock outstanding.

PART I—FINANCIAL INFORMATION

Part 1—FINANCIAL INFORMATION

Item 1.	Financial Statements.

Teradata Corporation

Condensed Consolidated Statements of Income (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
In millions, except per share amounts	2011	2010	2011	2010
Revenue
Product revenue	$287	$243	$791	$666
Service revenue	315	246	898	722

Total revenue	602	489	1,689	1,388

Costs and operating expenses
Cost of products	99	72	271	215
Cost of services	175	138	499	390
Selling, general and administrative expenses	163	133	478	377
Research and development expenses	43	40	118	108

Total costs and operating expenses	480	383	1,366	1,090

Income from operations	122	106	323	298
Other (expense) income, net	(1)	0	25	0

Income before income taxes	121	106	348	298
Income tax expense	34	31	93	82

Net income	$87	$75	$255	$216

Net income per weighted average common share
Basic	$0.52	$0.45	$1.52	$1.29
Diluted	$0.51	$0.44	$1.48	$1.27
Weighted average common shares outstanding
Basic	167.9	167.2	168.3	167.3
Diluted	171.7	170.1	172.1	170.1

See Notes to Condensed Consolidated Financial Statements (Unaudited).

Teradata Corporation

Condensed Consolidated Balance Sheets (Unaudited)

In millions, except per share amounts	September 30, 2011	December 31, 2010
Assets
Current Assets
Cash and cash equivalents	$691	$883
Accounts receivable, net	441	402
Inventories	64	65
Other current assets	65	56

Total current assets	1,261	1,406
Property and equipment, net	119	105
Capitalized software, net	140	116
Goodwill	736	136
Acquired intangible assets	171	12
Deferred income taxes	48	59
Other assets	11	49

Total assets	$2,486	$1,883

Liabilities and stockholders’ equity
Current liabilities
Accounts payable	$96	$102
Payroll and benefits liabilities	140	134
Deferred revenue	353	263
Other current liabilities	82	70

Total current liabilities	671	569
Long-term debt	293	0
Pension and other postemployment plan liabilities	83	85
Other liabilities	38	40

Total liabilities	1,085	694

Commitments and contingencies (Note 7)
Stockholders’ equity
Preferred stock: par value $0.01 per share, 100.0 shares authorized, no shares issued and outstanding at September 30, 2011 and December 31, 2010	0	0
Common stock: par value $0.01 per share, 500.0 shares authorized, 186.1 and 184.9 shares issued at September 30, 2011 and December 31, 2010, respectively	2	2
Paid-in capital	744	690
Treasury stock: 18.7 and 16.8 shares at September 30, 2011 and December 31, 2010, respectively	(494)	(399)
Retained earnings	1,139	884
Accumulated other comprehensive income	10	12

Total stockholders’ equity	1,401	1,189

Total liabilities and stockholders’ equity	$2,486	$1,883

See Notes to Condensed Consolidated Financial Statements (Unaudited).

Teradata Corporation

Condensed Consolidated Statements of Cash Flows (Unaudited)

	Nine Months Ended September 30,
In millions	2011	2010
Operating activities
Net income	$255	$216
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	74	43
Stock-based compensation expense	25	18
Excess tax benefit from stock-based compensation	(10)	(3)
Deferred income taxes	31	16
Gain on investments	(28)	0
Changes in assets and liabilities:
Receivables	(12)	(24)
Inventories	0	(18)
Current payables and accrued expenses	0	(7)
Deferred revenue	57	11
Other assets and liabilities	(5)	13

Net cash provided by operating activities	387	265

Investing activities
Expenditures for property and equipment	(31)	(25)
Additions to capitalized software	(56)	(37)
Business acquisitions and other investing activities, net	(722)	(61)

Net cash used in investing activities	(809)	(123)

Financing activities
Proceeds from long-term borrowings	600	0
Repayments of long-term borrowings	(300)	0
Repurchases of common stock	(95)	(88)
Excess tax benefit from stock-based compensation	10	3
Other financing activities, net	19	21

Net cash provided by (used in) financing activities	234	(64)

Effect of exchange rate changes on cash and cash equivalents	(4)	2

(Decrease) increase in cash and cash equivalents	(192)	80
Cash and cash equivalents at beginning of period	883	661

Cash and cash equivalents at end of period	$691	$741

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

The Company reviews VSOE, TPE and its determination of BESP on a periodic basis and updates it, when appropriate, to ensure that the practices employed reflect the Company’s recent pricing experience. The Company maintains internal controls over the establishment and updates of these estimates, which includes review and approval by the Company’s management. For the nine months ended September 30, 2011 there was no material impact to revenue resulting from changes in VSOE, TPE or BESP, nor does the Company expect a material impact from such changes in the near term.

The adoption of the amended revenue recognition guidelines increased total revenue for the three and nine months ended September 30, 2011 by 4% and 1%, respectively, due to the recognition of revenue on products partially delivered in the three months ended September 30, 2011 that would have been deferred under the prior guidance. The remainders of these orders are scheduled to be delivered in the three months ended December 31, 2011. Under the previous guidance, no revenue would have been recognized until the entire order had been delivered. The Company is not able to reasonably estimate the effect of adopting these standards on future financial periods as the impact will vary based on the nature and volume of new or materially modified deals in any given period.

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

Contract accounting. If an arrangement involves significant production, modification or customization of the application software or the undelivered services are essential to the functionality of the delivered software then the Company uses the percentage-of-completion or completed-contract method of accounting. The percentage-of-completion method is used when estimates of costs to complete and extent of progress toward completion are reasonably dependable. The Company typically uses labor hours or costs incurred to date as a percentage of the total estimated labor hours or costs to fulfill the contract as the most reliable and meaningful measure that is available for determining a project’s progress toward completion. In circumstances when reasonable and reliable cost estimates for a project cannot be made, the completed-contract method is used whereas no revenue is recognized until the project is complete. When total cost estimates exceed revenues, the Company accrues the estimated losses immediately. For purposes of allocation of the arrangement consideration, any products for which the services are not essential are separated utilizing the relative selling price method discussed above. PCS is also separated and allocated based on VSOE and then recognized ratably over the term. The remaining contract value, which typically includes application software and essential services, is then recognized utilizing the percentage-of-completion method or completed-contract methods discussed above.

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

2. New Accounting Pronouncements

Goodwill. In September 2011, the Financial Accounting Standards Board (“FASB”) issued new guidance regarding the testing of Goodwill for potential impairment. Under the amendments in this update, an entity has the option to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. The amendments are effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011, with early adoption permitted. The Company is currently evaluating the impact of this guidance.

Retirement Benefits. In September 2011, the FASB issued new guidance regarding the disclosure requirements for multiemployer pension plans. The amendments in this update require that employers provide additional separate qualitative and quantitative disclosures for multiemployer pension plans and multiemployer other postretirement benefit plans, to provide users with more detailed information about an employer’s involvement in such plans. Additional disclosures would include details as to the significant multiemployer plans in which an employer participates; the level of an employer’s participation in the significant multiemployer plans; the financial health of the significant multiemployer plans; and the nature of the employer commitments to the plan. The amendments in this update are effective for annual periods for fiscal years ending after December 15, 2011. The Company is currently evaluating the impact of this guidance.

Comprehensive Income. In June 2011, the FASB issued new guidance regarding the disclosure of comprehensive income. Under the new guidance, an entity will have the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In both choices, an entity will be required to present each component of net income along with total net income, each component of other comprehensive income along with a total for other comprehensive income, and a total amount for comprehensive income. This update will eliminate the option to present the components of other comprehensive income as part of the statement of changes in stockholders’ equity. Additionally, entities will be required to present on the face of the financial statements reclassification adjustments for items that are reclassified from other comprehensive income to net income. The amendments in this update do not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income. Portions of this new guidance will be made effective for fiscal years, and interim periods, beginning after December 15, 2011, with amendments applied retrospectively. The Company is currently evaluating the impact of this guidance.

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

3. Supplemental Financial Information

	Three Months Ended September 30,		Nine Months Ended September 30,
In millions	2011	2010	2011	2010
Comprehensive Income
Net income	$87	$75	$255	$216
Other comprehensive income, net of tax:
Net change in unrealized components of defined benefit plans, net of tax	2	(1)	5	(1)
Currency translation adjustments	(10)	4	(7)	5

Total comprehensive income	$79	$78	$253	$220

	As of
In millions	September 30, 2011	December 31, 2010
Inventories
Finished goods	$40	$39
Service parts	24	26

Total inventories	$64	$65

4. Goodwill and Acquired Intangible Assets

The following table identifies the activity relating to goodwill by operating segment:

In millions	Balance December 31, 2010	Additions	Currency Translation Adjustments	Balance September 30, 2011
Goodwill
Americas	$85	$361	$0	$446
EMEA	17	136	0	153
APJ	34	101	2	137

Total goodwill	$136	$598	$2	$736

The change in goodwill for the nine months ended September 30, 2011 was primarily due to the acquisitions of Aprimo, Inc. (“Aprimo”), and Aster Data Systems, Inc. (“Aster Data”) which were completed during the period.

Acquired Intangible Assets were specifically identified when acquired, and are deemed to have finite lives. The gross carrying amount and accumulated amortization for Teradata’s acquired intangible assets were as follows:

	Original Amortization Life (in Years)	September 30, 2011		December 31, 2010
In millions		Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Acquired intangible assets
Intellectual property/developed technology	5 to 7	122	(18)	18	(6)
Customer relationships	4 to 10	55	(4)	0	0
Trademarks/trade names	5 to 10	11	(1)	0	0
In-process research and development	5	5	0	0	0
Non-compete agreements	2	1	0	0	0

Total	2 to 10	194	(23)	18	(6)

The increase in acquired intangible assets since December 31, 2010 was primarily due to developed technology, trademark/trade name, customer relationship, in-process research and development (“IPR&D”), and non-compete agreement assets added through the Aprimo and Aster Data acquisitions. The amortization of IPR&D intangible assets acquired as part of the Aster Data acquisition will not begin until the associated product development has been completed, which is currently estimated to be sometime in the next twelve months. Further information on the intangible assets acquired as part of this acquisition is included in Note 12.

The aggregate amortization expense (actual and estimated) for acquired intangible assets for the following periods is:

	Nine Months Ended September 30, 2011	For the year ended (estimated)
In millions		2011	2012	2013	2014	2015
Amortization expense	$18	$25	$30	$29	$29	$27

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

The effective tax rate for the three months ended September 30, 2011 and September 30, 2010 was 28% and 29%, respectively. There were no material discrete tax items reflected in the effective tax rate for the three months ended September 30, 2011 and September 30, 2010. The effective tax rate for the nine months ended September 30, 2011 and September 30, 2010 was 27% and 28%, respectively. The tax rate for the nine months ended September 30, 2011 included a $4 million tax benefit recorded in the second quarter of 2011 related to the book gain recorded on the Company’s previous equity investment in Aster Data, which was reflected as a permanent non-taxable item. For further information regarding the Company’s acquisition of Aster Data, refer to Note 12. The tax rate for the nine months ended September 30, 2010 included a $5 million tax benefit associated with the recognition of certain foreign net operating loss carryforwards resulting from an audit settlement in the first quarter of 2010.

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

The contract notional amount of the Company’s foreign exchange forward contracts was $73 million ($15 million on a net basis) at September 30, 2011, and $91 million ($51 million on a net basis) at December 31, 2010. The fair value derivative assets and liabilities recorded in other current assets and accrued liabilities at September 30, 2011 and December 31, 2010, were not material.

Gains and losses from the Company’s fair value hedges (foreign currency forward contracts and related hedged items) were immaterial for the three and nine months ended September 30, 2011 and September 30, 2010. Gains and losses from foreign exchange forward contracts are fully recognized each period and reported along with the offsetting gain or loss of the related hedged item, either in cost of products or in other income, depending on the nature of the related hedged item.

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

Guarantees and Product Warranties. Guarantees associated with the Company’s business activities are reviewed for appropriateness and impact to the Company’s financial statements. Periodically, the Company’s customers enter into various leasing arrangements coordinated with a leasing company. In some instances, the Company guarantees the leasing company a minimum value at the end of the lease term on the leased equipment. As of September 30, 2011, the maximum future payment obligation of this guaranteed value and the associated liability balance was $2 million.

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

The following table identifies the activity relating to the warranty reserve for the nine months ended September 30:

In millions	2011	2010
Warranty reserve liability
Beginning balance at January 1	$6	$5
Provisions for warranties issued	9	11
Settlements (in cash or in kind)	(9)	(10)

Balance at September 30	$6	$6

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

The Company’s assets and liabilities measured at fair value on a recurring basis include money market funds and foreign currency exchange contracts. A portion of the Company’s excess cash reserves are held in money market funds which generate interest income based on the prevailing market rates. Money market funds are included in cash and cash equivalents in the Company’s balance sheet. Money market fund holdings are measured at fair value using quoted market prices and are classified within Level 1 of the valuation hierarchy. When deemed appropriate, the Company minimizes its exposure to changes in foreign currency exchange rates through the use of derivative financial instruments, specifically, forward foreign exchange contracts. The fair value of these contracts are measured at the end of each interim reporting period using observable inputs other than quoted prices, specifically market spot and forward exchange rates. As such, these derivative instruments are classified within Level 2 of the valuation hierarchy. Fair value gains for open contracts are recognized as assets and fair value losses are recognized as liabilities. The fair value derivative assets and liabilities recorded in other current assets and accrued liabilities at September 30, 2011 and December 31, 2010, were not material. Any realized gains or losses would be mitigated by corresponding gains or losses on the underlying exposures.

The Company’s assets and liabilities measured at fair value on a recurring basis at September 30, 2011 were as follows:

	72.00	72.00	72.00	72.00
		Fair Value Measurements at Reporting Date Using
In millions	September 30, 2011	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Money market funds	$375	$375	$0	$0

The Company’s assets and liabilities measured at fair value on a recurring basis at December 31, 2010 were as follows:

	72.00	72.00	72.00	72.00
		Fair Value Measurements at Reporting Date Using
In millions	December 31, 2010	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Money market funds	$534	$534	$0	$0

9. Debt

On October 1, 2007, Teradata entered into a five-year revolving credit agreement (the “Credit Facility”), under which the Company may borrow up to $300 million. The current Credit Facility agreement ends on September 30, 2012, at which point any remaining outstanding borrowings would be due for repayment. The interest rate charged on borrowings pursuant to the Credit Facility can vary depending on the interest rate option the Company chooses to utilize and the Company’s leverage ratio at the time of the borrowing. In the near term, Teradata would anticipate choosing a floating rate based on the London Interbank Offered Rate (“LIBOR”). The Credit Facility is unsecured and contains certain representations and warranties, conditions, affirmative, negative and financial covenants, and events of default customary for such facilities. As of September 30, 2011, the Company was in compliance with all covenants of the Credit Facility.

As of September 30, 2011, the Company had no borrowings outstanding under the Credit Facility, leaving $300 million in additional borrowing capacity available under the Credit Facility.

On April 5, 2011, Teradata closed on a new $300 million five-year term loan. The term loan is payable in quarterly installments, commencing on June 30, 2012, (with 1.25% of the initial principal amount due on each of the first eight payment dates; 2.50% of the initial principal amount due on each of the next four payment dates; and 5.0% of the initial principal amount due on each of the next three payment dates) with all remaining principal due on April 5, 2016. The outstanding principal amount of the term loan agreement bears interest at a floating rate based upon a negotiated base rate or a Eurodollar rate plus in each case a margin based on the leverage ratio of the Company. As of September 30, 2011, the term loan principal outstanding was $300 million, and carried an interest rate of 1.25%.

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

The components of basic and diluted earnings per share are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
In millions, except per share amounts	2011	2010	2011	2010
Net income available for common stockholders	$87	$75	$255	$216

Weighted average outstanding shares of common stock	167.9	167.2	168.3	167.3
Dilutive effect of employee stock options and restricted stock	3.8	2.9	3.8	2.8

Common stock and common stock equivalents	171.7	170.1	172.1	170.1

Earnings per share:
Basic	$0.52	$0.45	$1.52	$1.29
Diluted	$0.51	$0.44	$1.48	$1.27

No stock options were excluded from the computation of diluted earnings per share for the three and nine months ended September 30, 2011, or the three months ended September 30, 2010. Employee stock options to purchase 0.4 million shares of common stock for the nine months ended September 30, 2010 were not included in the computation of diluted earnings per share because their exercise prices were greater than the average market price of the common shares for the period and, therefore, the effect would have been anti-dilutive.

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

The following table presents regional segment revenue and gross margin for the Company:

	42.50	42.50	42.50	42.50
	Three Months Ended September 30,		Nine Months Ended September 30,
In millions	2011	2010	2011	2010
Revenue
Americas	$375	$292	$1,021	$825
EMEA	133	109	403	323
APJ	94	88	265	240

Total revenue	602	489	1,689	1,388

Gross margin
Americas	223	180	592	497
EMEA	62	56	208	170
APJ	43	43	119	116

Total gross margin	328	279	919	783

Selling, general and administrative expenses	163	133	478	377
Research and development expenses	43	40	118	108

Total income from operations	$122	$106	$323	$298

The following table presents revenue by product and services for the Company:

	42.50	42.50	42.50	42.50
	Three Months Ended September 30,		Nine Months Ended September 30,
In millions	2011	2010	2011	2010
Products (software and hardware)(1)	$287	$243	$791	$666

Consulting services	176	131	498	380
Maintenance services	139	115	400	342

Total services	315	246	898	722

Total revenue	$602	$489	$1,689	$1,388

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

The aggregate consideration payable with respect to all of the outstanding stock and equity interests (including all outstanding warrants, stock options and restricted stock units) of Aprimo in the acquisition was $525 million in cash, subject to potential adjustments for closing working capital and certain of Aprimo’s indemnification obligations under the merger agreement. The purchase price was funded in part by using existing U.S. cash, and in part by drawing-down in full the Company’s Credit Facility. Additionally, for the nine months ended September 30, 2011, Teradata recognized approximately $3 million in acquisition-related expenses, which were recorded as General and Administrative expenses.

Preliminary Purchase Price Allocation

Pursuant to our business combinations accounting policy, the total purchase price for Aprimo was allocated to the net tangible and intangible assets based upon their fair values as of January 21, 2011 as set forth below. The excess of the purchase price over the net tangible and intangible assets was recorded as goodwill, which represents synergies of combining the businesses. The allocation of the purchase price was based upon a valuation and certain of our estimates and assumptions are subject to change within the measurement period (up to one year from the acquisition date). Areas of the purchase price allocation that are not yet finalized relate to the fair values of certain deferred taxes, tax contingencies and residual goodwill. It is expected that none of the goodwill will be deductible for tax purposes.

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

The aggregate consideration with respect to all of the outstanding stock and equity interests (including all outstanding warrants and vested stock options) of Aster Data was $259 million. The aggregate consideration excluded the value of Teradata’s pre-existing 11.2% equity investment in Aster Data. On April 5, 2011, the fair value of Teradata’s previous 11.2% equity interest in Aster Data was $36 million. Teradata recorded a gain of $11 million related to this existing equity interest in Aster Data, and that gain was recorded in other income and (expense) in the Condensed Consolidated Statement of Income (Unaudited). Additionally, for the nine months ended September 30, 2011, Teradata recognized approximately $4 million in acquisition-related expenses, which were recorded primarily as General and Administrative expenses.

Teradata financed the acquisition of Aster Data using a portion of the funds from a new $300 million five-year, unsecured term loan, which closed on April 5, 2011. Further information on the term loan is included in Note 9.

Preliminary Purchase Price Allocation

Pursuant to our business combinations accounting policy, the total purchase price for Aster Data was allocated to the net tangible and intangible assets based upon their fair values as of April 5, 2011 as set forth below. The excess of the purchase price over the net tangible and intangible assets was recorded as goodwill, which represents synergies of combining the businesses. The allocation of the purchase price was based upon a valuation and certain of our estimates and assumptions are subject to change within the measurement period (up to one year from the acquisition date). The primary areas of the purchase price allocation that are not yet finalized relate to deferred taxes, tax contingencies and residual goodwill. It is expected that none of the goodwill will be deductible for tax purposes.

Our preliminary purchase price allocation for Aster Data is as follows.

In millions
Cash and cash equivalents	$14
Goodwill	221
Intangible assets	50
Other assets	13
Deferred revenue	(3)

Total preliminary purchase price	$295

The difference between the total preliminary purchase price and the cash consideration paid represents the fair value of the Company’s previous equity investment in Aster Data.

Valuations of Intangible Assets Acquired

The following table sets forth the components of intangible assets acquired in connection with the Aster Data acquisition:

Dollars in millions	Fair Value	Weighted Average Useful Life
Developed technology	$40	5 years
In-process research and development	5	5 years
Customer relationships	3	4 years
Trademarks/trade names	1	5 years
Non-compete agreements	1	2 years

Total intangible assets	$50	5 years

Unaudited Supplemental Financial Information

The following table presents the unaudited amounts of Aprimo and Aster Data revenue and income included in Teradata’s condensed consolidated results of operations for the nine months ended September 30, 2011 (from their respective dates of acquisition), as well as pro forma results of Teradata (including Aprimo and Aster Data) for the nine month periods ended September 30, 2011 and September 30, 2010, had both acquisitions been completed on January 1, 2010. The unaudited pro forma financial information is presented for informational purposes only and is not indicative of the results of operations that would have been achieved if the acquisitions had taken place at the beginning of fiscal 2010.

In addition to items already referenced above, the actual impact of results from Aprimo and Aster Data for the nine months ended September 30, 2011 include:

•	a $18 million reduction in the recognition of deferred revenue and a $3 million reduction in the recognition of associated cost of revenue for which there was no further performance obligation, and

•	a $15 million increase in amortization of intangible assets as a result of purchase price allocations.

The unaudited pro forma results for the nine months ended September 30, 2011 include:

•	$4 million in additional amortization charges for acquired intangible assets,

•	$13 million in additional revenue assuming that the majority of the required acquisition accounting-related revenue eliminations had taken place in the prior-year period,

•	$19 million in eliminated transaction and integration expenses as if certain of those costs had been recognized in the prior-year period, and

•	$1 million in interest expense for acquisition-related borrowings.

The unaudited pro forma results for the nine months ended September 30, 2010 include:

•	$19 million in additional amortization charges for acquired intangible assets,

•	$14 million in elimination of deferred revenue recognition and $3 million in associated elimination of deferred cost of revenue for which there was no further performance obligation,

•	$26 million in transaction and integration expenses associated with the acquisition, and

•	$3 million in interest expense for acquisition-related borrowings.

In millions	Revenue	Net Income
Actual impact of Aprimo and Aster Data results for nine months ended September 30, 2011	$46	($6)
Pro forma condensed combined results for nine months ended September 30, 2011	$1,711	$257
Pro forma condensed combined results for nine months ended September 30, 2010	$1,445	$179

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

Third Quarter Financial Overview

As more fully discussed in later sections of this MD&A, the following were significant financial items for the third quarter of 2011:

•

Total revenue was $602 million for the third quarter of 2011, up 23% from the third quarter of 2010, led by growth in the North America and Latin America (“Americas”) and the Europe, Middle East and Africa (“EMEA”) regions.

•

Gross margin decreased to 54.5% in the third quarter of 2011 from 57.1% in the third quarter of 2010, driven primarily by lower product margins and the impact of a greater percentage of consulting services revenue (which typically carries a lower margin). Gross margins for the third quarter of 2011 also included approximately $4 million of amortization of acquired intangible assets.

•

Operating income was $122 million in the third quarter of 2011, compared to $106 million in the third quarter of 2010, driven by revenue growth, and offset in part by higher Selling, General and Administrative (“SG&A”) expenses, which reflected the impact of our strategic initiative to add sales headcount, acquisition-related transactions, and the impact of added headcount and infrastructure brought on by the acquisitions of Aprimo and Aster Data. Operating income for the third quarter of 2011 also included approximately $4 million for acquisition-related transaction, integration and reorganization expenses, $3 million for acquisition-related purchase accounting adjustments, and $6 million for amortization of acquired intangible assets.

•

Net income of $87 million in the third quarter of 2011 increased 16% from $75 million in the third quarter of 2010, with increased revenue offset in part by higher SG&A expenses and lower product margins, as compared to the prior year. Net income for the third quarter of 2011 also includes the impact of approximately $9 million in after-tax, acquisition-related purchase accounting adjustments, transaction, integration and reorganization expenses, and amortization of acquired intangible assets.

Strategic Overview

Teradata is a leader in helping companies manage and analyze growing data volumes and complexity to gain business insight and competitive advantage. Teradata’s efforts are primarily focused on data warehousing, big data analytics, and marketing and business applications. We have four key initiatives underway to broaden our position in the market and take advantage of this opportunity. These initiatives are to:

•

Invest to extend Teradata’s core technology and software application offerings, and expand our family of compatible data warehouse platforms to address multiple market segments and solution offerings through internal development and targeted strategic acquisitions such as Aprimo and Aster Data,

•	Differentiate Teradata technology and drive platform demand by delivering consulting services that enable customers to achieve best-in-class analytics,

•	Invest in partnerships to increase the number of solutions available on Teradata platforms, maximize customer value and increase our market coverage, and

•	Continue to seek opportunities to increase our market coverage through additional sales territories (hiring incremental sales account executives as well as technology and industry consultants).

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

As a portion of the Company’s operations and revenue occur outside the United States, and in currencies other than the U.S. dollar, the Company is exposed to fluctuations in foreign currency exchange rates. In 2011, Teradata expects approximately three percentage points of benefit from currency translation on its reported revenue and a corresponding currency impact on operating income, based on currency rates as of October 31, 2011.

The United States and other international economies, significant to Teradata’s sales efforts, experienced severe economic recessions in recent years, which had an adverse impact on IT budgets and capital spending trends, and contributed to lengthened sales cycles for acquiring Teradata products and services. While there have been positive signs of economic recovery in 2010 and the first three quarters of 2011, particularly with respect to information technology spending, the scope and stability of such recovery is not assured. Even in a strong economic environment, the size, timing and contracted terms of large customer orders for our products and services can fluctuate and impact, both positively and negatively, our operating results.

While macroeconomic challenges and fluctuations in the IT environment do occur, our long-term outlook remains positive. We did not experience significant changes in the first three quarters of 2011 due to competitive and/or pricing trends for our EDW or appliance solutions, although there is always a risk that competitive and/or pricing pressure for our solutions could occur in the future. Additionally, as companies look to reduce ongoing operating expenses, customers may choose to move to lower maintenance service level agreements which could lead to revenue and margin pressure on our maintenance services business. We continue to be committed to new product development and achieving a responsive yield from our research and development spending and resources, which are intended to drive future demand from, and value to, our customers. We also continue to evaluate opportunities to increase our market coverage and are committed to continuing to increase our number of sales territories, as well as consulting services resources, among other things, to drive future revenue growth. Given the length of sales cycles in the data warehouse market, it can take 18 to 24 months before our sales account territories generate meaningful revenue.

Results of Operations for the Three Months Ended September 30, 2011

Compared to the Three Months Ended September 30, 2010

		% of Revenue		% of Revenue
In millions	2011		2010
Product revenue	$287	47.7%	$243	49.7%
Service revenue	315	52.3%	246	50.3%

Total revenue	602	100%	489	100%

Gross margin
Product gross margin	188	65.5%	171	70.4%
Service gross margin	140	44.4%	108	43.9%

Total gross margin	328	54.5%	279	57.1%

Operating expenses
Selling, general and administrative expenses	163	27.1%	133	27.2%
Research and development expenses	43	7.1%	40	8.2%

Total operating expenses	206	34.2%	173	35.4%

Operating income	$122	20.3%	$106	21.7%

Revenue

Teradata revenue increased 23% in the third quarter of 2011 compared to the third quarter of 2010. The revenue increase included 4% of benefit from foreign currency fluctuations. Product revenue increased 18% in the third quarter of 2011 from the prior-year period, led by growth in the Americas region. Service revenue in the third quarter of 2011 increased 28% from the prior-year period, with an underlying 34% increase in consulting services revenue, and 21% increase in maintenance services revenue, as compared to the prior-year period. Aprimo and Aster Data revenues, after taking into account $4 million in required purchase accounting reductions in the recognition of deferred revenue, accounted for approximately 3 percentage points of the revenue increase in the third quarter 2011 as compared to the third quarter of 2010.

Gross Margin

Gross margin for the third quarter of 2011 was 54.5% compared to 57.1% in the third quarter of 2010. Product gross margin decreased to 65.5% in the third quarter of 2011, compared to 70.4% in the prior-year period. The lower product margins were driven by $4 million in additional amortization costs of acquired intangible assets, $3 million in additional amortization of capitalized internal software development costs, as well as deal mix as compared to the third quarter of 2010. This impact was offset in part by favorable currency fluctuations. The term “deal mix” refers to the revenue mix of our product sales consummated in a particular period, including both software versus hardware content and mix, and amount and mix of third-party products re-sold. Service gross margin increased to 44.4% in the third quarter of 2011 compared to 43.9% in the prior-year period. The higher service margins were driven primarily by improved maintenance margins in the Americas and EMEA regions, offset in part by the greater proportion of consulting revenue, as compared to maintenance revenue (which typically carries a higher margin).

Operating Expenses

Total operating expenses, characterized as SG&A and Research and Development (“R&D”) expenses, were $206 million in the third quarter of 2011 compared to $173 million in the third quarter of 2010. The $30 million increase in SG&A expenses was largely driven by higher selling expense, due primarily to our strategic initiative to add sales headcount, as well as increased revenue-driven costs for sales commissions. SG&A expenses were also impacted by transaction, integration and reorganization expenses, as well as amortization of intangible assets associated with the acquisition of Aprimo and Aster Data, which totaled $3 million in the third quarter of 2011, in addition to the impact of added headcount and infrastructure brought on by the Aprimo and Aster Data acquisitions. The $3 million increase in R&D expenses was driven by higher engineering headcount expenses, including new engineering headcount from the Aprimo and Aster Data acquisitions, as well as $3 million in acquisition-related transaction and integration expenses. These increases were offset in part by $8 million more in capitalization of software development cost as compared to the prior-year period.

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

The following table presents revenue and operating performance by segment for the three months ended September 30:

		% of Revenue		% of Revenue
In millions	2011		2010
Revenue
Americas	$375	62%	$292	60%
EMEA	133	22%	109	22%
APJ	94	16%	88	18%

Total revenue	602	100%	489	100%

Gross margin
Americas	223	59.5%	180	61.6%
EMEA	62	46.6%	56	51.4%
APJ	43	45.7%	43	48.9%

Total gross margin	$328	54.5%	$279	57.1%

Americas: Revenue increased 28% in the third quarter of 2011 from the third quarter of 2010, led by a 31% increase in product revenue. The revenue increase was not impacted from foreign currency fluctuations. Gross margins decreased to 59.5% for the third quarter of 2011, from 61.6% in the third quarter of 2010, driven primarily by lower product margins due to deal mix and increased amortization of capitalized software development cost and acquired intangible assets, compared to the prior-year period.

EMEA: Revenue increased 22% in the third quarter of 2011 from the third quarter of 2010, led by a 47% increase in consulting revenue. The revenue increase included 8% of benefit from foreign currency fluctuations. Gross margins decreased to 46.6% for the third quarter of 2011, from 51.4% in the third quarter of 2010, driven primarily by the greater proportion of consulting services revenue (compared to product revenue) and lower product margins, offset in part by improved maintenance margins, as compared to the third quarter of 2010.

APJ: Revenue increased 7% in the third quarter of 2011 from the third quarter of 2010, led by a 29% increase in consulting revenue. The revenue increase included 9% of benefit from foreign currency fluctuations. Gross margin decreased to 45.7% in the third quarter of 2011, from 48.9% in the third quarter of 2010. The gross margin decline was driven primarily by the greater proportion of consulting services revenue (compared to product revenue) and lower product margins, offset in part by improved consulting services margins, compared to the prior-year period.

Provision for Income Taxes

Income tax provisions for interim periods are based on estimated annual income tax rates, adjusted to reflect the effects of any significant infrequent or unusual items which are required to be discretely recognized within the current interim period. The Company’s intention is to permanently reinvest its foreign earnings outside of the United States. As a result, the effective tax rates in the periods presented are largely based upon the forecasted pre-tax earnings mix between the United States and other foreign taxing jurisdictions where the Company conducts its business. The Company estimates its full-year forecasted global effective tax rate for the year ended December 31, 2011 to be approximately 27%. This estimate is based on the forecasted overseas profits being taxed at an overall effective tax rate of approximately 12.9%, as compared to the statutory tax rate of 35% in the United States.

The effective tax rate in the third quarter of 2011 was 28% compared to 29% in the third quarter of 2010, driven primarily by the tax benefit associated with the U.S. Federal R&D Tax Credit, which was not retroactively reinstated for the 2010 tax year until the fourth quarter of 2010, and therefore was not included in the third quarter 2010 effective tax rate. There were no material discrete tax items reflected in the effective tax rate for the three months ended September 30, 2011 and September 30, 2010.

Results of Operations for the Nine Months Ended September 30, 2011

Compared to the Nine Months Ended September 30, 2010

		% of Revenue		% of Revenue
In millions	2011		2010
Product revenue	$791	46.8%	$666	48.0%
Service revenue	898	53.2%	722	52.0%

Total revenue	1,689	100%	1,388	100%

Gross margin
Product gross margin	520	65.7%	451	67.7%
Service gross margin	399	44.4%	332	46.0%

Total gross margin	919	54.4%	783	56.4%

Operating expenses
Selling, general and administrative expenses	478	28.3%	377	27.2%
Research and development expenses	118	7.0%	108	7.8%

Total operating expenses	596	35.3%	485	34.9%

Operating income	$323	19.1%	$298	21.5%

Revenue

Teradata revenue increased 22% in the first nine months of 2011 compared to the first nine months of 2010. The revenue increase included 4% of benefit from foreign currency fluctuations. Product revenue increased 19% in the first nine months of 2011 from the prior-year period, led by growth in the Americas and EMEA regions. Service revenue in the first nine months of 2011 increased 24% from the prior-year period, with an underlying 31% increase in consulting services revenue, and 17% increase in maintenance services revenue, as compared to the prior-year period. Aprimo and Aster Data revenues, after taking into account $18 million required purchase accounting reductions in the recognition of deferred revenue, accounted for approximately 3% of the revenue increase in first nine months of 2011 as compared to the first nine months of 2010.

Gross Margin

Gross margin for the first nine months of 2011 was 54.4% compared to 56.4% in the first nine months of 2010. Product gross margin decreased to 65.7% in the first nine months of 2011, compared to 67.7% in the prior-year period. The lower product margins were driven primarily by $13 million in acquisition-related purchase accounting adjustments for deferred revenue of Aprimo and Aster Data at the time of their respective acquisitions for which there was no further performance requirement, $11 million in additional amortization costs of acquired intangible assets, and $8 million in additional amortization of capitalized internal software development costs. Service gross margin decreased to 44.4% in the first nine months of 2011 compared to 46.0% in the prior-year period. The lower service margins were driven primarily by a greater proportion of consulting revenue, as compared to maintenance revenue, as well as lower consulting services margins, primarily due to expanding its headcount in response to growing and driving new business opportunities. Incremental headcount can initially have a negative impact on margins, particularly while the employees are being trained and are not yet fully productive. Service gross margins for the first nine months of 2011 also included $4 million in purchase accounting adjustments, acquisition-related transaction, integration and reorganization costs.

Operating Expenses

Total operating expenses, characterized as SG&A and R&D expenses, were $596 million in the first nine months of 2011 compared to $485 million in the first nine months of 2010. The $101 million increase in SG&A expenses was largely driven by higher selling expense, due primarily to our strategic initiative to add sales headcount, as well as increased revenue-driven costs for sales commissions and provisions for accounts receivable. SG&A expenses were also impacted by transaction, integration and reorganization expenses, as well as amortization of intangible assets associated with the acquisitions of Aprimo and Aster Data, which totaled $20 million in the first nine months of 2011, in addition to the impact of added headcount and infrastructure brought on by the Aprimo and Aster Data acquisitions. The $10 million increase in R&D expenses was driven by higher engineering headcount expenses, including new engineering headcount from the Aprimo and Aster Data acquisitions. This increase was offset in part by $19 million more in capitalization of software development cost as compared to the prior-year period.

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

The following table presents revenue and operating performance by segment for the nine months ended September 30:

		% of		% of
In millions	2011	Revenue	2010	Revenue
Revenue
Americas	$1,021	60%	$825	59%
EMEA	403	24%	323	23%
APJ	265	16%	240	17%

Total revenue	1,689	100%	1,388	100%

Gross margin
Americas	592	58.0%	497	60.2%
EMEA	208	51.6%	170	52.6%
APJ	119	44.9%	116	48.3%

Total gross margin	$919	54.4%	$783	56.4%

Americas: Revenue increased 24% in the first nine months of 2011 from the first nine months of 2010, led by a 36% increase in consulting revenue. The revenue increase included 1% of benefit from foreign currency fluctuations. Gross margins decreased to 58.0% for the first nine months of 2011, from 60.2% in the first nine months of 2010, driven primarily by lower product margins which were impacted by acquisition-related purchase accounting adjustments, additional amortization costs of acquired intangible assets from Aprimo and Aster Data, and additional amortization of capitalized internal software development costs, as well as by the greater proportion of consulting services revenue (compared to product revenue), as compared to the prior-year period.

EMEA: Revenue increased 25% in the first nine months of 2011 from the first nine months of 2010, led by a 36% increase in consulting services revenue. The revenue increase included 8% of benefit from foreign currency fluctuations. Gross margins decreased to 51.6% for the first three quarters months of 2011, from 52.6% in the first three quarters of 2010, driven by the greater proportion of consulting services revenue (compared to product revenue), as compared to the prior-year period.

APJ: Revenue increased 10% in the first three quarters of 2011 from the first three quarters of 2010, led by a 14% increase in services revenue. The revenue increase included 9% of benefit from foreign currency fluctuations. Gross margin decreased to 44.9% in the first nine months of 2011, from 48.3% in the first nine months of 2010. The gross margin decline was driven primarily by lower product margins, which were impacted by higher amortization costs from acquired intangible assets and capitalized internal software development costs, as well as by lower services margins, compared to the first nine months of 2010.

Other Income (Expense)

The Company recognized $25 million of other income in the nine months ended September 30, 2011, with no other income recognized in the nine months ended September 30, 2010. The increase in other income in the current-year period was driven by $28 million in gains on equity investments. As part of the required accounting for the acquisition of Aster Data on April 5, 2011, Teradata’s existing 11.2% equity investment in Aster Data was valued at $36 million, triggering the recognition of an $11 million gain. Additionally, on May 24, 2011, the Company completed the sale of an equity investment in Pliant Technology, Inc. The Company received proceeds of $30 million and recognized a net gain of $17 million on the transaction.

Provision for Income Taxes

The effective tax rate in the first nine months of 2011 was 27% compared to 28% in the first nine months of 2010. The decrease in the effective tax rate for the nine months ended September 30, 2011 was driven primarily by the tax benefit associated with the U.S. Federal R&D Tax Credit, which was not retroactively reinstated for the 2010 tax year until the fourth quarter of 2010, and therefore was not included in the effective tax rate for the first nine months of 2010. The effective tax rate for the nine months ended September 30, 2011 included a $4 million discrete tax benefit reflected in the second quarter related to the book gain recorded on the Company’s previous equity investment in Aster Data, which was reflected as a permanent non-taxable item. The effective income tax rate for the nine months ended September 30, 2010 included a discrete $5 million tax benefit associated with the recognition of certain foreign net operating loss carryforwards resulting from an audit settlement in the first quarter of 2010.

Financial Condition, Liquidity and Capital Resources

Cash provided by operating activities increased by $122 million in the first nine months of 2011. In comparison to the prior-year period, the increase in cash provided by operating activities in the nine months ended September 30, 2011 was principally due to higher net income and a greater increase in deferred revenue in the current-year period.

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

The table below shows net cash provided by operating activities and capital expenditures for the following periods:

	Nine Months Ended
	September 30,
In millions	2011	2010
Net cash provided by operating activities	$387	$265
Less:
Expenditures for property and equipment	(31)	(25)
Additions to capitalized software	(56)	(37)

Free cash flow	$300	$203

Financing activities and certain other investing activities are not included in our calculation of free cash flow. Other investing activities in the first nine months of 2011 primarily consisted of Teradata’s acquisitions of Aprimo and Aster Data as discussed further below. Teradata’s financing activities for the nine months ended September 30, 2011 primarily consisted of $300 million in proceeds from a new 5 year term loan, as discussed below, as well as repurchases of the Company’s common stock. During the first nine months of 2011, the Company purchased 1.9 million shares of its common stock at an average price per share of $50.96 under share repurchase programs authorized by our Board of Directors in 2008. The first program (the “dilution offset program”) authorizes the Company to purchase Teradata common stock to the extent of cash received from the exercise of stock options and the Teradata Employee Stock Purchase Plan (“ESPP”) to offset dilution from shares issued pursuant to these plans. On May 4, 2009, the Company’s Board of Directors authorized an additional $300 million increase to the Company’s second program (the “general share repurchase program”). As of September 30, 2011, the Company had $101 million of authorization remaining on the $300 million general share repurchase program to repurchase outstanding shares of Teradata common stock. Share repurchases made by the Company are reported on a trade date basis. Our share repurchase activity depends on factors such as our working capital needs, our cash requirements for capital investments, our stock price, and economic and market conditions. Proceeds from the ESPP and the exercise of stock options were $19 million in the first nine months of 2011 and $21 million in the first nine months of 2010. These proceeds are included in Other financing activities, net in the Condensed Consolidated Statement of Cash Flows (Unaudited).

Our total in cash and cash equivalents held outside the United States in various foreign subsidiaries was $595 million as of September 30, 2011 and $506 million as of December 31, 2010. The remaining balance held in the United States was $96 million as of September 30, 2011 and $377 million as of December 31, 2010. Under current tax laws and regulations, if cash and cash equivalents and short-term investments held outside the United States are distributed to the United States in the form of dividends or otherwise, we may be subject to additional U.S. income taxes (subject to an adjustment for foreign tax credits) and foreign withholding taxes. As of September 30, 2011, we have not provided for the U.S. federal tax liability on approximately $698 million of foreign earnings that are considered permanently reinvested outside of the United States.

On January 21, 2011, Teradata completed the acquisition of Aprimo. The $525 million purchase price of this all-cash acquisition was funded in part by using $225 million of existing U.S. cash (offset by $26 million of cash held by Aprimo at the time it was acquired), and in part by drawing-down the full $300 million borrowing capacity from the Company’s Credit Facility. The $300 million in credit facility borrowings were repaid in full during the second quarter of 2011. As of September 30, 2011 the Company had no outstanding borrowings on the Credit Facility, and was in compliance with all covenants.

On April 5, 2011, Teradata completed the acquisition of Aster Data. The aggregate consideration payable by Teradata for all of the outstanding equity interests of Aster Data was $259 million. The aggregate consideration payable excluded the value of Teradata’s pre-existing 11.2% equity investment in Aster Data. Also on April 5, 2011, Teradata entered into a new $300 million five-year, unsecured term loan, and used a portion of these funds to finance the Aster Data acquisition. The outstanding principal amount of the term loan agreement bears interest at a floating rate based upon a negotiated base rate or a Eurodollar rate plus in each case a margin based on the leverage ratio of the Company. As of September 30, 2011, the term loan principal outstanding was $300 million, and carried an interest rate of 1.25%.

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

In many cases, the accounting treatment of a particular transaction is specifically dictated by GAAP and does not require significant management judgment in its application. There are also areas in which management’s judgment in selecting among available alternatives would not produce a materially different result. The significant accounting policies and estimates that we believe are the most critical to aid in fully understanding and evaluating our reported financial results are discussed in the 2010 Annual Report. Teradata’s senior management has reviewed these critical accounting policies and related disclosures and determined that with the exception of the revenue recognition policy, as discussed below, there were no significant changes in our critical accounting policies in the nine months ended September 30, 2011. Also, there were no significant changes in our estimates associated with those policies.

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

The Company reviews VSOE, TPE and its determination of BESP on a periodic basis and updates it, when appropriate, to ensure that the practices employed reflect the Company’s recent pricing experience. The Company maintains internal controls over the establishment and updates of these estimates, which includes review and approval by the Company’s management. For the nine months ended September 30, 2011 there was no material impact to revenue resulting from changes in VSOE, TPE or BESP, nor does the Company expect a material impact from such changes in the near term.

The adoption of the amended revenue recognition guidelines increased total revenue for the three and nine months ended September 30, 2011 by 4% and 1%, respectively, due to the recognition of revenue on products partially delivered in the three months ended September 30, 2011 that would have been deferred under the prior guidance. The remainders of these orders are scheduled to be delivered in the three months ended December 31, 2011. Under the previous guidance, no revenue would have been recognized until the entire order had been delivered. The Company is not able to reasonably estimate the effect of adopting these standards on future financial periods as the impact will vary based on the nature and volume of new or materially modified deals in any given period.

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

Contract accounting. If an arrangement involves significant production, modification or customization of the application software or the undelivered services are essential to the functionality of the delivered software then the Company uses the percentage-of-completion or completed-contract method of accounting. The percentage-of-completion method is used when estimates of costs to complete and extent of progress toward completion are reasonably dependable. The Company typically uses labor hours or costs incurred to date as a percentage of the total estimated labor hours or costs to fulfill the contract as the most reliable and meaningful measure that is available for determining a project’s progress toward completion. In circumstances when reasonable and reliable cost estimates for a project cannot be made, the completed-contract method is used whereas no revenue is recognized until the project is complete. When total cost estimates exceed revenues, the Company accrues the estimated losses immediately. For purposes of allocation of the arrangement consideration, any products for which the services are not essential are separated utilizing the relative selling price method discussed above. PCS is also separated and allocated based on VSOE and then recognized ratably over the term. The remaining contract value, which typically includes application software and essential services, is then recognized utilizing the percentage-of-completion method or completed-contract methods discussed above.

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

Based on their evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective to provide reasonable assurance as of September 30, 2011.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the last fiscal quarter ended September 30, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Purchase of Company Common Stock

During the third quarter of 2011, the Company executed purchases for approximately 1.1 million shares of its common stock at an average price per share of $48.87 under the two share repurchase programs authorized by our Board of Directors in 2008. The first program (the “dilution offset program”) authorizes the Company to purchase Teradata common stock to the extent of cash received from the exercise of stock options and the Teradata Employee Stock Purchase Plan (“ESPP”) to offset dilution from shares issued pursuant to these plans. On May 4, 2009, the Company’s Board of Directors authorized an additional $300 million increase to the Company’s second program (the “general share repurchase program”). As of September 30, 2011, the Company had $101 million of authorization remaining on the $300 million general share repurchase program to repurchase outstanding shares of Teradata common stock.

Section 16 officers occasionally sell vested shares of restricted stock to the Company at the current market price to cover their withholding taxes. For the nine months ended September 30, 2011, the total of these purchases was 56,609 shares at an average price of $48.29 per share.

The following table provides information relating to the Company’s share repurchase programs for the nine months ended September 30, 2011:

Month	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Dilution Offset Program	Total Number of Shares Purchased as Part of Publicly Announced General Share Repurchase Program	Maximum Dollar Value that May Yet Be Purchased Under the Dilution Offset Program	Maximum Dollar Value that May Yet Be Purchased Under the General Share Repurchase Program
First Quarter Total	—	N/A	—	—	$27,026,721	$160,604,657

Second Quarter Total	718,911	$54.28	620,754	98,157	$682,667	$155,163,639

July 2011	115,000	$57.99	10,000	105,000	$1,220,130	$149,105,247
August 2011	878,212	$47.66	29,100	849,112	$1,254,117	$108,780,611
September 2011	150,000	$48.90	—	150,000	$2,354,186	$101,445,831

Third Quarter Total	1,143,212	$48.87	39,100	1,104,112	$2,354,186	$101,445,831

Item 3. Defaults Upon Senior Securities.

None

Item 5. Other Information.

None

Item 6. Exhibits.

Reference Number per Item 601 of Regulation S-K	Description

2.1	Form of Separation and Distribution Agreement between Teradata Corporation and NCR Corporation (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K dated September 11, 2007).

3.1	Amended and Restated Certificate of Incorporation of Teradata Corporation, as amended and restated on September 24, 2007 (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K dated September 25, 2007).

3.2	Amended and Restated Bylaws of Teradata Corporation, as amended and restated on December 2, 2008 (incorporated by reference to Exhibit 3.2 to the Current Report on Form 8-K dated December 8, 2008).

4.1	Common Stock Certificate of Teradata Corporation (incorporated by reference to Exhibit 4.1 to the Quarterly Report on Form 10-Q dated November 13, 2007).

31.1	Certification pursuant to Rule 13a-14(a), dated November 4, 2011.

31.2	Certification pursuant to Rule 13a-14(a), dated November 4, 2011.

32	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated November 4, 2011.

101

Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Condensed Consolidated Statement of Income for the three and nine month periods ended September 30, 2011 and 2010, (ii) the Condensed Consolidated Balance Sheet at September 30, 2011 and December 31, 2010, (iii) the Condensed Consolidated Statement of Cash Flows for the nine month periods ended September 30, 2011 and 2010 and (iv) the notes to the Condensed Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TERADATA CORPORATION

Date: November 4, 2011	By:	/s/ Stephen M. Scheppmann
Stephen M. Scheppmann
Executive Vice President and Chief Financial Officer