Form 10-K
period 2011-12-31
TERADATA CORP /DE/
filed 2012-02-29
CIK 816761

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulations S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of voting stock held by non-affiliates of the registrant as of June 30, 2011, was approximately $10.1 billion.

At January 31, 2012, there were approximately 167.4 million shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Part III:	Portions of the registrant’s Notice of Annual Meeting of Stockholders and Proxy Statement, to be filed with the Securities and Exchange Commission pursuant to Regulation 14A within 120 days after registrant’s fiscal year end of December 31, 2011 are incorporated herein by reference.

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

•	fluctuations in our operating results, timing of transactions, unanticipated delays or accelerations in our sales cycles and the difficulty of accurately estimating revenues;

•	our ability to successfully leverage our recent acquisitions;

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

Overview. Teradata Corporation (“we,” “us,” “Teradata,” or the “Company”) is a global leader in analytic data solutions, including integrated data warehousing, big data analytics and business applications. Our data warehousing solutions are comprised of software, hardware, and related business consulting and support services. Recognized as market leading by both industry analysts and customers, our solutions integrate an organization’s departmental and enterprise-wide data—about customers, financials, operations, and more—into a single integrated data warehouse. Our analytic technologies then transform that data into actionable information that help customers make the best decisions possible. This intelligence helps our customers to compete and win in today’s global marketplace. Having the right data foundation is becoming a priority for more companies, as they look to control and manage costs from the growing volumes and diversity of data, and to extract ever greater value from that data. Teradata is designed to enable our customers to improve business value and insight while reducing their total costs.

We serve customers across a broad set of industries from around the world—ranging from small departmental and corporate implementations to many of the world’s largest data warehouses and marketing applications. Teradata operates from three main locations in the United States: Dayton, Ohio; Johns Creek (Atlanta), Georgia; and Rancho Bernardo (San Diego), California. In addition, we have sales and services offices located in approximately 42 countries. For the full year ended December 31, 2011, we had net income of $353 million and total revenues of $2.362 billion, of which approximately 61% was derived in the North America and Latin America region (the “Americas”), 23% in the Europe, Middle East and Africa region (“EMEA”), and 16% in the Asia Pacific and Japan region (“APJ”), demonstrating our diversified business model. For financial information about these geographic areas which are also our reportable segments, see “Note 11—Segment, Other Supplemental Information and Concentrations” in Notes to Consolidated Financial Statements elsewhere in this Annual Report.

History and Development. Teradata was formed in 1979 as a Delaware corporation. Teradata established a relational database management system on a proprietary platform in 1984. In 1990, Teradata partnered with NCR Corporation (“NCR”) to jointly develop next-generation database systems. In 1991, AT&T Corp. (“AT&T”) acquired NCR and, later that year, NCR purchased Teradata.

In 1996, AT&T spun off NCR (including Teradata) to form an independent, publicly-traded company, NCR Corporation. In 1999, NCR consolidated its Teradata data warehousing operations and product offerings into a separate operating division. On August 27, 2007, NCR’s Board of Directors approved the separation of NCR into two independent, publicly-traded companies through the distribution of 100% of its Teradata data warehousing business to shareholders of NCR (the “Separation”). Since 2007, we have increased our investments and focus to extend the scope of our integrated data warehousing solutions, including improvements to our leading database software, adding big data analytic solutions, increasing our business application software, and providing sophisticated support and consulting services.

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

In 2011, Teradata completed its acquisitions of Aprimo, Inc. (“Aprimo”), a global provider of cloud-based integrated marketing software, and Aster Data Systems, Inc. (“Aster Data”), a market leader in big data analytics. With Aprimo, Teradata has expanded its offering of business analytics with integrated marketing solutions that enable customers to improve marketing performance with data-driven insights. The acquisition of Aster Data brought Teradata greater market presence in the management of diverse, multi-structured data and complex data types that require the need for new analytical tools to extract their value. Aprimo and Aster Data were integrated into Teradata’s operations in 2011. The Aprimo organization now supports Teradata’s applications strategy, including development, marketing, sales, and services. Additionally, the combination of Teradata and Aster Data technologies enables businesses to perform better big data analytics on large sets of multi-structured data.

Industry Overview

Our revenues are primarily generated in the multi-billion dollar data warehousing market. This market includes data warehouse database software, supporting hardware (servers, storage and interconnects), consulting and installation-related (“consulting”) services and maintenance services. Additionally, Teradata offers business application software to help transform data into actionable business intelligence, allowing for improved analytics and better decision making. We expect that the need for data warehousing and business application software will continue to grow as organizations increasingly rely on enterprise analytics to compete on a global basis. This need is further driven by the convergence of the following key market dynamics we have observed:

•

high levels of data growth are being driven by new data types, in particular multi-structured data, often referred to as big data analytics, examples of which include web logs, sensor and social network data, Internet text and search indexing, call detail records, genomics, astronomy, biological research and military surveillance information, medical records, photography and video archives, and large scale eCommerce data;

•

economic and business uncertainty combined with intense competition is driving companies to increasingly adopt analytic data technologies to address the vast complexity inherent in their markets and businesses;

•	globalization, mobility, consolidation, security concerns and increased government regulation are creating the need for enhanced visibility across the entire enterprise at all times;

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

Our solutions allow customers to (1) leverage their data to obtain an integrated view of their business (including customers, products, channels, financials, suppliers, partners, services, etc.), and (2) transform data into useful, insightful and actionable business intelligence.

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

Our Products. We are a single-source provider of analytic data solutions with a fully integrated business that includes dedicated professionals and technologies. Our products are optimized and integrated specifically for data warehousing, big data analytics and business applications, including our database and application software, hardware platform, and related consulting and support services. Our key software and hardware products include:

•

Teradata Analytic Database Software—Our Teradata database software combined with our massively parallel processing (“MPP”) hardware architecture provides the foundation for our unique ability to support and manage a wide range of mixed workloads and data warehousing functions. Our Teradata database software delivers near real-time intelligence for our customers with capabilities and features such as support of short-term operational and long-term strategic workloads (mixed workloads), the ability to handle thousands of concurrent queries from thousands of concurrent users, robust and simplified system management, high system availability, event monitoring, and easy integration into the enterprise. We also offer license subscriptions that provide our customers with when-and-if-available upgrades and enhancements to our database software.

•

Teradata Platform Family—For the hardware component of our solutions, Teradata integrates and optimizes open systems industry standard hardware components with our value-added, fault-tolerant BYNET MPP interconnect. We utilize industry standard Intel® XEON 64-bit servers, along with industry-standard storage offerings, to provide seamless, transparent scalability. Our research and development efforts have sought to optimize the Teradata Platform Family as high performance, scalable, and easily supportable MPP systems, purpose-built to meet the analytical architecture needs of our customers, and to optimize the performance of the Teradata database software. The Teradata Platform Family extends our market reach and opportunity to new customers and to grow Teradata’s share of information technology (“IT”) spending within our existing customer base, by providing solutions from data marts, to entry-level data warehouses, to specialized analytical solutions and our active data warehouses. Teradata’s purpose-built Platform Family allows customers to standardize on the Teradata database system, leveraging their existing training knowledge and experience, to meet all their architecture needs at various price points.

•

Teradata Logical Data Models—Our industry logical data models (“LDMs”) are designed as easy-to-follow blueprints for designing an integrated data warehouse that reflects business priorities tailored to the specific needs of a particular industry. Additionally, in 2010 we released our Unified LDM, providing a unified view across multiple common subject areas. Our LDMs are licensed to our customers as a key component of our data warehousing solutions. We also offer subscriptions that provide our customers with when-and-if-available upgrades and enhancements to our LDMs.

•

Teradata Aster MapReduce Platform—This purpose-built, integrated hardware and software solution for big data analytics is pre-configured to gain insights from large volumes of new types of multi-structured data. It combines the power Aster Database and Aster’s patented SQL-MapReduce® framework with a fully-supported Teradata hardware platform. This solution provides a platform for analyzing new multi-structured data sources and data types, from social network data to web log data, machine data, and more. The platform offers a powerful environment for developing and using data science-based analytics, with an integrated hardware/software solution delivered and supported by Teradata.

•

Teradata Analytic Applications and Tools—We offer a full suite of data access and management tools and applications that leverage enterprise intelligence to solve business problems. These tools and applications include: data mining, master data management, integrated marketing management, enterprise risk management, finance and performance management, demand and supply chain management, and profitability analytics. The Aprimo organization now supports Teradata’s applications strategy, including development, marketing, sales, and services.

•

Teradata Integrated Analytics—This portfolio enables businesses to convert their traditional data warehouse into an analytic services environment to meet the challenges of multi-structured data analytics (or big data analytics), complex analytics, mobile business intelligence, social analytics, pervasive business intelligence, agile analytics, and the many demands driven by new and diverse data and analytics. Teradata Integrated Analytics is a comprehensive portfolio of high-performance, in-database analytics technology and services that enable businesses to deliver consistent, high-value analytics across their analytics user community.

Our service offerings include:

•

Teradata Consulting Services—Teradata consultants combine a patented methodology with extensive industry expertise and hands-on experience to help our customers quickly recognize business value and minimize risk by using analytic data solutions. We employ skilled consultants who provide data warehousing business impact modeling, design, architecture, installation, implementation, and optimization consulting services, as well as enterprise analytics consulting, data management services, and managed services. Our Global Consulting Centers around the world are staffed with professionals trained in our patented solutions methodology, and supplement local area consulting teams by accessing and utilizing the accumulated wealth of our global knowledge base and providing offshore consulting resources as needed.

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

Our Strategy. Teradata is a leader in helping companies manage, integrate, and analyze growing data volumes and complexity to gain business insight and competitive advantage. Teradata’s strategy focuses on three large and growing markets—data warehousing, big data analytics, and marketing and business applications. Additionally, we have four key initiatives underway to broaden our position in the market and take advantage of these market opportunities. These initiatives are to:

•

Invest to extend Teradata’s core technology and software application offerings, and expand our family of compatible data warehouse platforms to address multiple market segments and solution offerings through internal development and targeted strategic acquisitions such as Aprimo and Aster Data,

•	Differentiate Teradata technology and drive platform demand by delivering consulting services that enable customers to achieve business value through the use of best-in-class analytics,

•	Invest in partnerships to increase the number of solutions available on Teradata platforms, maximize customer value and increase our market coverage, and

•	Continue to seek opportunities to increase our market coverage through additional sales territories (hiring incremental sales account executives as well as technology and industry consultants).

Customers. We focus the majority of our sales efforts on the Global 3000 leading companies across a broad set of industries, including banking/financial services, media and entertainment (including gaming and media), government, insurance and healthcare, manufacturing, retail, telecommunications, transportation, and travel. The extent to which any given customer contributes to our revenues generally varies significantly from year to year and quarter to quarter. These industries provide a good fit for our analytic data solutions, as they tend to have large and increasing sources of data, complex data management requirements or large and varied groups of users.

With more than 30 years of experience, Teradata is a leader in implementing analytic data solutions. Our customers represent some of the best-known Global 3000 companies. Teradata solutions support nineteen of the top twenty global telecommunication firms, eight of the top ten travel and transportation companies, fourteen of the top twenty global retailers, and sixteen of the top twenty global financial companies. (Rankings are based on the 2011 Fortune Global Rankings and Teradata customers as of December 31, 2011.) Although Teradata is a well-established vendor with strong penetration in each of these industries, our market and growth potential remains strong, as existing customers routinely increase the size and scope of their data warehouse due to growth in the number of users, amounts and types of data, and types and complexity of analytics being directed to the customers’ data warehouse.

Data warehouses are typically built one project at a time. For example, an initial data warehouse may start with a single subject area, which forms the foundation of data that is available to be leveraged for the next project, and so on. Therefore, a customer with a large order in one quarter is likely to generate additional revenue for Teradata in subsequent periods. However, due to the breadth of our customer base, no single customer of Teradata (overall or within any of our reportable segments) accounted for 10% or more of our total revenue in any of the last three fiscal years. For the year ended December 31, 2011, our top ten customers collectively accounted for approximately 19% of our total revenues. Moreover, Teradata’s total revenue and revenue for each reportable segment can vary considerably from period to period given the different growth patterns of our existing customers’ data warehouse systems and the variable timing of new customer orders. Due to the size and complexity of these transactions (purchases), the sales cycle for a new data warehouse is often fairly long (typically more than a year). Our results in any particular quarter have generally been dependent on our ability to generate a relatively small number of large orders for that quarter.

Partners, Marketing and Distribution Channels

Strategic Partnerships. We seek to leverage our sales and marketing reach through our strategy of partnering with leading global and regional systems integrators, independent software vendors, and consultants which we believe complement our analytic data solutions.

•

Alliance Partners—Strategic partnerships are a key factor in our ability to leverage the value of our analytic data solutions and expand the scope of our offerings to the marketplace. Our partner program is focused on working collaboratively with independent software vendors in several areas critical to data warehousing, including tools, data and application integration solutions, data mining, analytics, business intelligence, and specific horizontal and industry solutions. Our goal is to provide customer choices with partner offerings that are optimized and certified with our solutions, and fit within the customer’s enterprise IT environment. Our strategic alliance partners include many leaders in the business intelligence, data acquisition and analytics market.

•

Systems Integrators—Teradata works with a range of consultants and systems integrators that engage in the design, implementation and integration of analytic data solutions for our joint clients. Our strategic partnerships with select global consulting and systems integration firms provide broad industry and technology expertise in the design of business solutions that leverage Teradata technology to enable enterprise analytics and operational intelligence. In general, these partners are trusted advisors who assist in vision and strategy development with our customers while objectively assessing and meeting their needs. By working with premier system integrators and consulting firms, we combine our expertise in data warehousing with top-notch consultants to provide true end-to-end solutions. Our strategic global consulting and systems integration partners include Accenture, Capgemini, Cognizant, Computer Sciences Corporation, Deloitte, IBM Global Business Services and Wipro Limited.

Sales and Marketing. We sell and market our analytic data solutions in our reportable segments, the Americas region; the EMEA region; and the APJ region, primarily through a direct sales force. We believe our quota-carrying sales force increases our visibility and penetration in the marketplace and fosters long-term customer relationships and additional product sales. We have approximately 80% of our employees in customer-facing and/or revenue driving roles (including sales, consulting and customer service, and product engineering).

We support our sales force with marketing and training programs which are designed to grow awareness and highlight our differentiation, as well as provide a robust set of tools for use by our direct sales force. In support of growing awareness of the need for enterprise data warehousing and Teradata solutions specifically, we employ a broad range of marketing strategies including programs to inform and educate the media, industry analysts, academics and other third-party influencers. These strategies include targeted direct marketing, our website, webinars, trade shows and conferences. We annually host or participate in worldwide and regional user conferences that take place in more than 30 locations around the globe.

We also believe that promoting customer success and return on investment is an important element for our success. As a result, and because we have an enthusiastic customer base, we have developed an active program to support and leverage customer references.

Resellers and Distributors. Although the majority of our sales are direct, to extend our sales coverage, we also market and sell our products through third-party channels, including resellers and distributors. We have a small number of licensed resellers, and have license and distribution agreements with independent distributors in some countries worldwide. The distribution agreements generally provide for the right to offer our products within a territory. Our distributors generally maintain sales and services personnel dedicated to our products. Accordingly, we have dedicated sales, marketing, and technical alliance resources designed to optimize our reseller and distributor relationships.

Sources of Materials. Our hardware components are assembled exclusively by Flextronics Corporation. Our platform line is designed to leverage the best-in-class components from industry leaders such as Intel Corporation for microprocessors. In addition, our computer data storage devices (such as disk arrays) are industry-standard technologies provided by NetApp, Inc., but are selected and configured by us to work optimally with our software and hardware platform. Flextronics also procures a wide variety of components used in the assembly process on our behalf. Although many of these components are available from multiple sources, Teradata utilizes preferred supplier relationships to better ensure more consistent quality, cost and delivery. Typically, these preferred suppliers maintain alternative processes and/or facilities to ensure continuity of supply. Given our strategy to outsource product assembly activities to Flextronics and to source certain components from single suppliers, a disruption in production at Flextronics or at a supplier, or a global shortage of components, could impact the timing or profitability of customer shipments.

Competition. The overall analytic data solutions market is very competitive, and we face competition for nearly every sales opportunity we pursue. Our primary competitors include IBM and Oracle. Since the overall market is large and growing, we expect to see new and emerging competitors with alternative approaches. We compete successfully in the marketplace and intend to continue to do so based on our expanded Teradata platform family, MPP relational database, MapReduce database, proven architecture for both structured and unstructured data, integrated solutions with high-performing and scalable technology, powerful suite of analytic software applications, deep and broad services capabilities, strong customer relationships, and our successful track record. For more information, see Item 1A, Risk Factors, elsewhere in this Annual Report.

Competitors take different technical and integration approaches to addressing enterprise analytics needs, and therefore they often recommend a different architecture than our solutions. We believe that our customers recognize the advantages of our technology, our integrated data warehousing approach and our purpose-built platform family to meet their architecture needs, which enables us to successfully compete in the marketplace.

Key factors used to evaluate competitors in these markets include: data warehousing experience and customer references; technology leadership; product quality; performance, scalability, availability and manageability; support and consulting services capabilities; industry knowledge; and total cost of ownership. We believe we have a competitive advantage in providing complete, integrated, and optimized analytic data solutions that address these customer business, technical and architecture requirements. Our high performance Active Enterprise Data Warehouse platform technology is designed to not only seamlessly and linearly scale with customer growth needs but to do so in a manner that allows us to add current generation nodes with several generations of our technology, thereby protecting our customers’ prior investments. Because our Teradata Platform Family also includes appliances, we believe we have the right platform for any analytical architecture need, for both structured and unstructured data, which makes our data warehousing solutions particularly attractive to customers.

Many companies participate in specific areas of our business, such as enterprise analytic and business intelligence application software. The status of our business relationships with these companies can influence our ability to compete for data warehousing opportunities that include such areas. Our products also complement offerings of some of our competitors, with whom we have formed partnerships to work with their business intelligence and application software businesses. Examples of these companies include both IBM and Oracle, due to their acquisitions of other business intelligence, consulting and application software companies in recent years.

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

Research and Development (“R&D”). We remain focused on designing and developing products, services and solutions for data warehousing, big data analytics, and marketing and business applications, that anticipate our customers’ changing technological needs. As we seek improvements in our products and services, we also consider our customer’s current needs as we design our new technology so that new generations of the Teradata database software and operating platforms are compatible with prior generations of our technology. We believe our extensive R&D workforce is one of our core strengths. This global R&D team is headquartered at our facility in Rancho Bernardo (San Diego), California. We anticipate that we will continue to have significant R&D expenditures, which may include strategic acquisitions, in the future in order to continue a flow of innovative, high-quality products and services, which is vital to our leading competitive position. For information regarding the accounting and costs included in R&D activities see “Note 1—Description of Business, Basis of Presentation and Significant Accounting Policies” in Notes to Consolidated Financial Statements elsewhere in this Annual Report.

Intellectual Property and Technology. The Company owns approximately 553 patents in the United States and about 59 patents in foreign countries. The foreign patents are generally counterparts of the Company’s U.S. patents. Many of the patents that we own are licensed to others, and we are licensed to use certain patents owned by others. While our portfolio of patents and patent applications in aggregate is of significant value to our Company, we do not believe that any particular individual patent is by itself of material importance to our business as a whole.

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

The source code versions of our products are protected as trade secrets and, in all major markets, as unpublished copyright works. We also vigorously protect our rights in the Teradata database software and related intellectual property; however, there can be no assurance that these measures will be successful. The Company owns the Teradata®, Aprimo® and Aster Data® trademarks, which are registered in the United States and in many foreign countries, as well as other tradenames, service marks, and trademarks such as BYNET.

Employees. As of December 31, 2011, we had approximately 8,600 employees globally. We believe that our future success will depend, in part, on our ability to continue to attract, hire and retain skilled and experienced personnel.

Properties and Facilities. Our corporate headquarters is located in Dayton, Ohio, and we manage our business through three main locations in the United States: Dayton, Ohio; Johns Creek (Atlanta), Georgia; and Rancho Bernardo (San Diego), California. As of December 31, 2011, we operated approximately 100 facilities throughout the world. We own our Rancho Bernardo complex, which is the headquarters of our research and development operations. All of our other research and development facilities are leased, as well as our offices in Dayton and Johns Creek, technical support centers, training, and other miscellaneous sites. We maintain facilities in approximately 42 countries.

Executive Officers of the Registrant. The following table sets forth the information as of January 31, 2012 regarding the individuals who are serving as our executive officers.

Name	Age	Position(s)
Michael Koehler	59	President and Chief Executive Officer
Stephen Scheppmann	56	Executive Vice President and Chief Financial Officer
Saundra Davis	48	Chief Human Resources Officer
Robert Fair	49	Executive Vice President, Global Field Operations
Daniel Harrington	48	Executive Vice President, Technology and Support Services
Bruce Langos	58	Chief Operations Officer
Darryl McDonald	53	Executive Vice President, Applications, Business Development & Chief Marketing Officer
Laura Nyquist	58	General Counsel and Secretary

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

Saundra Davis. Saundra Davis is Chief Human Resources Officer of Teradata. Ms. Davis served as Vice President, Human Resources, Teradata Division of NCR from January 2004 to September 2007. Prior to this position, Ms. Davis served as Vice President, Human Resources, Corporate Infrastructure, at NCR from January 2003 to December 2003, and as Vice President, Human Resources, Systemedia Division of NCR from June 2000 to December 2002. Ms. Davis joined NCR in 1985 and has since held a number of positions of increasing responsibility in human resources.

Robert Fair. Robert Fair is Executive Vice President, Global Field Operations of Teradata. Mr. Fair served as Vice President, Business Development and Global Marketing, Teradata Division of NCR from April 2003 to September 2007. From March 2000 to April 2003, he was Vice President, Americas Communications Industry, Teradata Division. Mr. Fair began his career at NCR in 1984 and held a number of positions of increasing responsibility in the areas of sales, consulting services and marketing.

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

Darryl McDonald. Darryl McDonald serves as Executive Vice President, Applications, Business Development & Chief Marketing Officer of Teradata. Prior to that he was the Chief Marketing Officer from September 2007 to April 2010. Mr. McDonald was Vice President, Global Consulting Services, Teradata Division of NCR from April 2003 to September 2007. From 1997 until April 2003, Mr. McDonald was Vice President, Americas Retail Industry, Teradata Division. Mr. McDonald joined NCR in 1982 and has since held a number of positions of increasing responsibility in the areas of sales and consulting.

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

Information. Teradata makes available through its website, free of charge, its Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, and Current Reports on Form 8-K, and all amendments to such reports, as soon as reasonably practicable after these reports are electronically filed or furnished to the U.S. Securities and Exchange Commission (“SEC”) pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934. These reports and other information are also available, free of charge, at www.sec.gov. Alternatively, the public may read and copy any materials we file with the SEC at the SEC’s Public Reference Room at 100 F Street, N.E., Washington, D.C. 20549. Information on the operation of the Public Reference Room may be obtained by calling the SEC at 1-800-SEC-0330. Teradata will furnish, without charge to a security holder upon written request, the Notice of Meeting and Proxy Statement for the 2012 Annual Meeting of Stockholders. Teradata will furnish the Code of Conduct and any other exhibit at cost (the Code of Conduct is also available through Teradata’s website at http://www.teradata.com/code-of-conduct/). Document requests are available by calling or writing to:

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

We operate in the intensely competitive IT industry, which is characterized by rapidly changing technology, evolving industry standards, frequent new product introductions, and price and cost reductions. In general, as a participant in the analytic data solutions market, we face:

•	Changes in customer IT spending habits and other shifts in market demands, which drive competition;

•	A trend toward consolidation of companies which could adversely affect our ability to compete, including if our key partners merge or partner with our competitors;

•	Continued pressure on price/performance for data warehousing solutions due to constant technology improvements in processor capacity and speed;

•	Changes in pricing, marketing and product strategies, such as potential aggressive price discounting and the use of different pricing models by our competitors or other factors;

•	Rapid changes in computing technology and capabilities that challenge our ability to maintain differentiation at the lower range of business intelligence analytic functions;

•	New and emerging analytic data technologies; and

•	Changing competitive requirements and deliverables in developing and emerging markets.

To compete successfully in this environment, we must rapidly and continually design, develop and market solutions and related products and services that are valued in the marketplace. To do this, we must react on a timely basis to shifts in market demands. In addition, our market position depends on our ability to continually improve the price/performance of our solutions without creating operating inefficiencies and to sustain competitive operating margins, while also maintaining the quality of our products and services. If we are unable to react quickly when and as needed to improve the value of our product offerings our operating results could be negatively impacted.

Our primary competitors include IBM and Oracle, who are well-capitalized companies with widespread distribution, brand recognition and penetration of platforms and service offerings. The significant purchasing and market power of these larger competitors, which have greater financial resources than we do, could allow them to surpass our market penetration and marketing efforts to promote and sell their products and services. In addition, many other companies participate in specific areas of our business, such as enterprise application analytic and business intelligence software. In some cases we may partner with a company in one area of our business and compete with them in another. The status of our business relationships with these companies can influence our ability to compete for analytic data solutions opportunities in such areas. We also expect additional competition from both established and emerging companies. Failure to compete successfully with new or existing competitors in these and other areas could have a material adverse impact on our ability to generate additional revenues or sustain existing revenue levels.

Analytic Data Solutions Market—If the overall analytic data solutions market declines or does not grow, we may sell fewer products and services, and our business may not be able to sustain its current level of operations.

If the market trends toward more limited IT spending, or limited liquidity, this could result in fewer customers making, or customers delaying investments in our products and services. In the past, we have seen periodic breaks in the buying patterns from some of our larger customers, which indicate a level of maturation of their current data warehouse implementation or a shifting of IT priorities when these customers are still incorporating the investments they have made in their core data warehousing infrastructures during past years. In addition, reduced prices and improvements in analytic data solutions increase pressure on our product revenues and margins, as well as on the annuity streams we receive from our maintenance business. If the growth rates for the analytic data solutions market decline for any reason, there could be a decrease in demand for our products and services, which could have a material adverse effect on our financial results.

Renewal Rates and Support Services Pricing Pressures—If our existing customers fail to renew their support agreements, or if customers do not license updated software products on terms favorable to us, our revenues could be adversely affected.

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

Additionally, as a result of the Company’s acquisition of Aprimo on January 21, 2011, Teradata’s software application offerings have been expanded to include term licenses, hosting arrangements and Software as a Service (“SaaS”). As a result, future revenue streams could be adversely affected if customers do not renew their term and SaaS arrangements.

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

Our quarterly and annual financial results have varied in the past and are likely to continue to vary in the future due to a number of factors, many of which are beyond our control. In particular, if transactions that we expect to close by the end of a quarter are not closed until a later date, our revenue and/or net income for that quarter could be substantially below expectations, especially given the large size of our transactions. These and any one or more of the factors listed below or other factors could cause us not to achieve our revenue or profitability expectations. The resulting failure to meet market expectations could cause a decrease in our stock price. These factors include the risks discussed elsewhere in this section and the following:

•	Downturns in our customers’ businesses, in the domestic economy or in international economies where our customers do substantial business;

•	Changes in demand for our products and services, including changes in growth rates in the analytic data solutions market;

•	The size, timing and contractual terms of large orders for our products and services, which may impact in particular our quarterly operating results (either positively or negatively);

•	Possible delays in our ability to recognize revenue as the result of contract terms;

•	The budgeting cycles of our customers and potential customers;

•	Changes in pricing policies resulting from competitive pressures, such as aggressive price discounting by our competitors, new pricing strategies, or other factors;

•	Our ability to develop and introduce on a timely basis new or enhanced versions of our products and services;

•	Changes in the mix of pre-tax earnings attributable to domestic versus international sales;

•	Seasonal fluctuations in buying patterns;

•	Future acquisitions and divestitures of technologies, products and businesses;

•	Unexpected needs for capital expenditures or other unanticipated expenses; and

•

Changes in certain assumptions, estimates and judgments of management (which are required in connection with the preparation of the Company’s financial statements) that could affect the reported amounts of assets, liabilities, revenues, expenses and the related disclosure of contingent liabilities.

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

The length of our sales cycle varies depending on a number of factors over which we may have little or no control, including the size and complexity of a potential transaction, the level of competition that we encounter in our selling activities and our current and potential customers’ internal budgeting and approval process. As a result of a generally long sales cycle, we may expend significant effort over a long period of time in an attempt to obtain an order, but ultimately not complete the sale, or the order ultimately received may be smaller than anticipated. Our revenue from different customers varies from quarter to quarter, and a customer with a large order in one quarter may generate significantly lower revenue in subsequent quarters/years. Our results in any particular quarter have generally been dependent on the timing of a relatively small number of large transactions.

Due to resulting fluctuations, we believe that quarter-to-quarter comparisons of our revenue, margins, and operating results may not be meaningful, and that these comparisons may not be an accurate indicator of our future performance.

In addition, the budgeting and IT capital spending cycles of our customers and potential customers make forecasting more difficult and may adversely affect our ability to accurately predict financial results. Spending may be particularly heavy in our fourth quarter because of large enterprise customers placing orders before the expiration of IT budgets tied to that calendar year.

Our operating expenses are based on projected annual and quarterly revenue levels and are generally incurred ratably throughout each quarter. Since our operating expenses are relatively fixed in the short term, failure to generate projected revenues for a specified period could adversely impact our operating results, reducing net income or causing an operating loss for that period. The deferral or non-occurrence of such sales revenues could materially adversely affect our operating results for that quarter and could negatively impact our business in future periods.

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

Our business model is based on our anticipated mix of products and services and the corresponding profit margins for such products and services. Unanticipated shifts in such mix could adversely impact our results of operations and require changes to our business model. Consulting services margins are generally lower than the other elements of our analytic data solutions. In addition, when we use third parties to supplement some consulting services we provide to customers, this generally results in lower margin rates. As a result, increases in consulting services revenues as a percentage of our total revenues may decrease overall margins.

We also realize different margins on enterprise data warehousing and appliance products, as well as certain components we re-sell as part of our solutions, and the mix of such hardware and software varies from quarter to quarter depending on customer requirements. In addition, changes in the price and performance of our analytic data solutions, particularly for certain hardware components, could negatively impact maintenance and support services, and software subscription revenues.

Advancement of Our Solutions—The solutions we sell are advanced, and we need to rapidly and successfully develop and introduce new solutions in a competitive, demanding and rapidly changing environment.

To succeed in the intensely competitive IT industry, we must continually improve, refresh and expand our product and service offerings to include newer features, functionality or solutions, and keep pace with price-to-performance gains in the IT industry. Shortened product life cycles due to customer demands and competitive pressures impact the pace at which we must introduce and implement new technology. This requires a high level of innovation by both our software developers and the suppliers of the third-party software components included in our systems. In addition, bringing new solutions to the market entails a costly and lengthy process, and requires us to accurately anticipate customer needs and technology trends. We must continue to respond to market demands, develop leading technologies and maintain leadership in analytic data solutions performance and scalability, or our business operations may be adversely affected.

We must also anticipate and respond to customer demands regarding the compatibility of our current and prior offerings. These demands could hinder the pace of introducing and implementing new technology. Our future results may be affected if our products cannot effectively interface and perform well with software products of other companies and with our customers’ existing IT infrastructures, or if we are unsuccessful in our efforts to enter into agreements allowing integration of third-party technology with the Teradata database and software platforms. Our efforts to develop the interoperability of our products may require significant investments of capital and employee resources. In addition, many of our principal products are used with products offered by third parties and, in the future, some vendors of non-Teradata products may become less willing to provide us with access to their products, technical information and marketing and sales support.

As a result of these and other factors, our ability to introduce new or improved solutions could be adversely impacted. There can be no assurance that our innovations will be profitable, and if we cannot successfully market and sell both existing and newly developed solutions, our business and operating results could be impacted. If we were to lose our significant technology advantage, our market share and growth could be adversely affected. In addition, if we are unable to deliver products, features, and functionality as projected, we may be unable to meet our commitments to customers, which could have an adverse effect on our reputation and business.

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

In the ordinary course of business, we continually evaluate opportunities for new product and service offerings, new markets and new geographic sectors, and development of such opportunities could entail certain business risks which could affect our financial condition. In addition, due to the complexity of many of our offerings, we may not be able to meet customer requirements with respect to consulting services without incurring costs greater than expected levels.

Information Systems and Security—A breach of security, disruption of failure of our information systems or those of our third party providers could adversely impact our business and financial results.

Our operations are dependent on our ability to protect our computer equipment and the information stored in our databases (and the computer equipment and database information of certain suppliers and other third parties) from damage by, among other things, earthquake, fire, natural disaster, cyber attacks, power loss, telecommunications failures, unauthorized intrusions and other events. Despite our contingency planning, events of this nature may still result in system failures and other interruptions in our operations, which could have a material adverse effect on our business and financial condition.

We operate pursuant to a business-to-business model, and therefore we normally do not handle large volumes of personally identifiable information for our customers—such as employee data, customer data, data that our customers collect from their customers, and information regulated by the Health Insurance Portability and Accountability Act of 1996. However, some of our services require us to have access to and/or store confidential information and certain of our application software offerings rely on hosted computer services from third parties that store such information. If unauthorized access to or use of such information or systems occurs, despite data security measures and third party commitments to protect it, our results of operation, reputation, and relationship with our customers could be adversely impacted.

Additionally, experienced computer programmers and hackers may be able to penetrate our network security or that of our third party providers and misappropriate or compromise our intellectual property or other confidential information or that of our customers, create system disruptions or cause shutdowns. Computer programmers and hackers also may be able to develop and deploy viruses, worms, and other malicious software programs that attack our products or otherwise exploit any security vulnerabilities of our products. The costs to us to eliminate or alleviate cyber or other security problems, viruses, worms, malicious software programs and security vulnerabilities could be significant, and our efforts to address these problems may not be successful and could adversely impact our results of operations.

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

Third-party vendors provide important elements to our solutions; if we do not maintain our relationships with these vendors or if these vendors cease to be going concerns, interruptions in the supply of our products may result. There are some components of our solutions that we purchase from single sources due to price, quality, technology or other reasons. For example, we have relied on Flextronics as a key single source contract manufacturer for our hardware systems for the last several years. In addition, we buy silicon computer chips and microprocessors from Intel Corporation, and storage disk systems from NetApp, Inc. Some components supplied by third parties may be critical to our solutions, and several of our suppliers may terminate their agreements with us without cause with 180 days notice. If we were unable to purchase necessary services, parts, components or products from a particular vendor and had to find an alternative supplier, our shipments and deliveries could be delayed. Also, disruption in our supply chain or the need to find alternative suppliers could impact the costs associated with procuring necessary products, components and services. In either case, our operations could be adversely impacted. Similarly, our suppliers’ products and services have certain dependencies with respect to their own supply chain networks, and supply issues among our suppliers’ suppliers may also adversely impact our business.

As an example, in late July 2011, Thailand began experiencing severe flooding that has caused widespread damage to the local manufacturing industry. Teradata purchases disk drive components used in its data warehouse products from suppliers with operations in Thailand that were and continue to be severely impacted by the flooding. If we are unable to support our ongoing demand for disk drive components, or if the costs associated with procuring these components increased significantly, our results of operations may be adversely affected.

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

As a technology company, our intellectual property portfolio is crucial to our continuing ability to be a leading analytic data solutions provider. We strive to protect and enhance our proprietary intellectual property rights through patent, copyright, trademark and trade secret laws, as well as through technological safeguards. These efforts include protection of the products and application, diagnostic and other software we develop.

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

In 2011, the percentage of our total revenues from outside of the United States was 44%. We believe that our geographic diversity may help to mitigate some risks associated with geographic concentrations of operations (e.g., adverse changes in foreign currency exchange rates and deteriorating economic environments or business disruptions due to economic or political uncertainties). However, our ability to sell our solutions internationally is subject to the following risks, among others:

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

•	Cultural and management challenges with managing new and growing consulting services and engineering functions overseas in such countries as India, China, Russia, Egypt and Pakistan;

•	Difficulties in staffing and managing our foreign offices and the increased travel, infrastructure and legal and compliance costs associated with multiple international locations;

•	Longer payment cycles for sales in foreign countries and difficulties in enforcing contracts and collecting accounts receivable;

•	Tariffs or other restrictions on foreign trade or investment;

•	Costs and delays associated with developing products in multiple languages; and

•	Changing competitive requirements and deliverables in developing and emerging markets.

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

Foreign Currency

Our revenue and operating income are subject to variability due to the effects of foreign currency fluctuations against the U.S. dollar. We have exposure to approximately 30 functional currencies. The primary currencies to which we are exposed include the euro, British pound, Japanese yen, the Australian dollar, the Canadian dollar and other Asian and South American currencies. A significant portion of our revenue and operating income is generated outside the United States, and therefore our financial results may fluctuate due to the effects of such foreign currency fluctuations, which are difficult to predict. For example, in the event that one or more European countries were to replace the euro with another currency, Teradata sales into such countries, or into Europe generally, would likely be adversely affected until stable exchange rates are established. In addition, currency variations can affect margins on sales of our products in countries outside of the United States and margins on sales of products that include components obtained from suppliers located outside of the United States.

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

We are continually evaluating the most effective ways to extend Teradata’s core technology and expand our family of compatible data warehouse platforms and analytic software applications to address multiple market segments and solution offerings. From time to time, this includes using acquisitions, equity investments, joint ventures or strategic alliances. For example, Teradata acquired Aprimo, an integrated marketing software company on January 21, 2011, and Aster Data, a market leader in advanced analytics and the management of diverse, multi-structured data, on April 5, 2011. Such transactions entail various risks, including risks associated with:

•	Assimilating and integrating different business operations, corporate cultures, personnel, infrastructure and technologies or products acquired or licensed;

•

Retaining key employees and maintaining relationships with employees, customers, clients or suppliers of the acquired companies, and recurring revenue of the acquired company may decline or fail to be renewed;

•	The potential for unknown liabilities and quality issues within the acquired or combined business or additional costs not anticipated at the time of acquisition;

•	Disruptions of our ongoing business or inability to successfully incorporate acquired products, services or technologies into our solutions and maintain quality;

•	Failure to achieve the projected synergies after integration of acquired companies; and

•	Funding acquisition activities, whether through the use of existing cash reserves, or through the use of debt, and the related impact on our liquidity and financial condition.

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

In addition, we are subject to diverse and complex laws and regulations, including those relating to corporate governance, public disclosure and reporting—which are rapidly changing and subject to many possible changes in the future. From time to time, we may conduct internal investigations in connection with our efforts to ensure compliance with such laws and regulations, the costs or results of which could impact our financial results. Laws and regulations impacting our customers, such as those relating to privacy and data protection, could also impact our future business.

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

There is an increased focus by the SEC on Foreign Corrupt Practices Act (“FCPA”) enforcement activities as well as new legislation such as the U.K. Bribery Act of 2010 (the “Bribery Act”). Given the breadth and scope of our international operations, we may not be able to detect improper or unlawful conduct by our international partners and employees, despite our high ethics, governance and compliance standards, which could put the Company at risk regarding possible violations of laws, including the FCPA or the Bribery Act.

Management time and resources are spent to understand and comply with changing laws, regulations and standards relating to such matters as corporate governance, accounting principles, public disclosure (including the Sarbanes-Oxley Act of 2002), SEC regulations, Basel III and the rules of the NYSE where our shares are listed. Although we do not believe that recent regulatory and legal initiatives will result in significant changes to our internal practices or our operations, rapid changes in accounting standards, and federal securities laws and regulations, among others, may substantially increase costs to our organization and could have an impact on our future operating results.

Item 1B.	UNRESOLVED STAFF COMMENTS

None.

Item 2.	PROPERTIES

As of December 31, 2011, Teradata operated approximately 100 facilities consisting of approximately 1.3 million square feet throughout the world. On a square footage basis, approximately 35% of these facilities are owned and 65% are leased. Within the total facility portfolio, Teradata operates 12 research and development facilities totaling approximately 650 thousand square feet, approximately 70% of which is owned. The remaining approximately 650 thousand square feet of space includes office, repair, warehouse and other miscellaneous sites, and is 100% leased. Teradata maintains facilities in approximately 42 countries. Teradata believes its facilities are suitable and adequate to meet its current needs. Teradata’s corporate headquarters is located in Dayton, Ohio.

Item 3.	LEGAL PROCEEDINGS

Information regarding legal proceedings is included in Item 8 of Part II of this Annual Report as part of “Note 8—Commitments and Contingencies” in Notes to Consolidated Financial Statements, and is incorporated herein by reference.

PART II

Item 5.	MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Teradata common stock trades on the New York Stock Exchange under the symbol “TDC.” There were approximately 87,000 registered holders of Teradata common stock as of February 7, 2012. The following table presents the high and low closing per share prices of Teradata common stock traded on the New York Stock Exchange during the calendar quarter indicated.

	Common Stock Closing Market Price
	High	Low
2011
Fourth quarter	$62.18	$47.70
Third quarter	$62.33	$43.35
Second quarter	$60.20	$49.49
First quarter	$51.14	$42.00

2010
Fourth quarter	$43.50	$37.31
Third quarter	$38.96	$29.62
Second quarter	$33.98	$28.25
First quarter	$31.04	$27.66

Teradata has not paid cash dividends and does not anticipate the payment of cash dividends to shareholders of Teradata common stock in the immediate future. The declaration of dividends in the future would be subject to the discretion of Teradata’s Board of Directors.

The following graph compares the relative performance of Teradata stock, the Standard & Poor’s 500 Stock Index and the Standard & Poor’s Information Technology Index. This graph covers the fifty-one-month period from October 1, 2007 (immediately following the Separation of Teradata from NCR Corporation), through December 31, 2011.

Company/Index	1 Oct 2007	31 Dec 2007	31 Dec 2008	31 Dec 2009	31 Dec 2010	31 Dec 2011
Teradata Corporation	$100	$104	$56	$119	$156	$183
S&P 500 Index	$100	$95	$60	$76	$87	$89
S&P Information Technology Index	$100	$99	$56	$91	$100	$102

(1)	In each case, assumes a $100 investment immediately following the Separation of Teradata from NCR Corporation on October 1, 2007, and reinvestment of all dividends, if any.

Purchases of Equity Securities by the Issuer and Affiliated Purchases

For the year ended December 31, 2011, the Company executed purchases for approximately 2.5 million shares of its common stock at an average price per share of $50.78 under the two share repurchase programs authorized by our Board of Directors in 2008. The first program (the “dilution offset program”) authorizes the Company to repurchase Teradata common stock to the extent of cash received from the exercise of stock options and the Teradata Employee Stock Purchase Plan (“ESPP”) to offset dilution from shares issued pursuant to these plans. On May 4, 2009, the Company’s Board of Directors authorized an additional $300 million increase to the Company’s second program (the “general share repurchase program”). As of December 31, 2011, the Company had $75 million of authorization remaining on the $300 million general share repurchase program to repurchase outstanding shares of Teradata common stock. On February 6, 2012, the board approved a new, $300 million share repurchase authorization to replace the prior $300 million authorization that was to expire on February 10, 2012. Share repurchases made by the Company are reported on a trade date basis.

In addition to those share repurchase programs, Section 16 officers occasionally transfer vested shares of restricted stock to the Company at the current market price to cover their withholding taxes. For the year ended December 31, 2011, the total of these purchases was 56,609 shares at an average price of $48.29 per share.

The following table provides information relating to the Company’s repurchase of common stock for the year ended December 31, 2011:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Dilution Offset Program	Total Number of Shares Purchased as Part of Publicly Announced General Share Repurchase Program	Maximum Dollar Value that May Yet Be Purchased Under the Dilution Offset Program	Maximum Dollar Value that May Yet Be Purchased Under the General Share Repurchase Program
First quarter total	—	N/A	—	—	$27,026,721	$160,604,657

Second quarter total	718,911	$54.28	620,754	98,157	$682,667	$155,163,639

Third quarter total	1,143,212	$48.87	39,100	1,104,112	$2,354,186	$101,445,831

October 2011	—	NA	—	—	$3,756,141	$101,445,831
November 2011	100,000	$50.49	50,000	50,000	$3,286,413	$98,945,331
December 2011	535,216	$50.25	63,549	471,667	$2,973,863	$75,329,305

Fourth quarter total	635,216	$50.28	113,549	521,667	$2,973,863	$75,329,305

2011 Full year total	2,497,339	$50.78	773,403	1,723,936	$2,973,863	$75,329,305

Item 6.	SELECTED FINANCIAL DATA

	For the Year Ended December 31
In millions, except per share and employee amounts	2011(1)	2010	2009	2008	2007(2)
Revenue	$2,362	$1,936	$1,709	$1,762	$1,702
Income from operations	$456	$415	$338	$333	$320
Other income (expense)	$25	$(1)	$(4)	$5	$2
Income tax expense	$128	$113	$80	$88	$122
Net income	$353	$301	$254	$250	$200
Net income per common share
Basic	$2.10	$1.80	$1.48	$1.40	$1.11
Diluted	$2.05	$1.77	$1.46	$1.39	$1.10

	At December 31
	2011	2010	2009	2008	2007
Total assets	$2,616	$1,883	$1,569	$1,430	$1,294
Debt	$300	$—	$—	$—	$—
Total stockholders’ equity	$1,494	$1,189	$910	$777	$631
Cash dividends	$—	$—	$—	$—	$—
Number of employees	8,600	7,400	6,600	6,400	5,900

(1)

Includes $25 million for acquisition-related transaction, integration and reorganization costs and expenses, and $24 million for amortization of acquired intangible assets, offset by a $28 million gain on equity investments due to purchase and sale transactions, and a cumulative offsetting tax impact of $8 million.

(2)

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

BUSINESS OVERVIEW

Teradata provides analytic data solutions, including integrated data warehousing, big data analytics and business applications for customers worldwide. Our data warehousing solutions combine software, hardware and related business consulting and support services. Our analytic technologies then transform that data into actionable information that help customers make the best decisions possible. These solutions can also include third-party products and services from other leading technology and service partners.

Our solutions enable customers to integrate detailed enterprise-wide data such as customer, financial and operational data and provide the analytical capabilities to transform that data into useful information, available when and where they need it to make better and faster decisions. Our analytic data solutions provide a high level of performance, scalability, availability and manageability for strategic and operational requirements. Our IT consultants combine a proven methodology, deep industry expertise and years of hands-on experience to help clients quickly capture business value while minimizing risk. Our customer services professionals provide a single source of support services to allow customers to maximize use and fully leverage the value of their investments in analytic data solutions.

Through active enterprise intelligence, Teradata is extending the use of traditional data warehousing by integrating advanced analytics into enterprise business processes, allowing companies to combine the analysis of current and historical data so operations personnel can make decisions at the point of contact or service and take action as events occur.

Additionally, Teradata offers a family of data warehouse offerings, providing customers with the ability to use Teradata for point solutions or data marts, in addition to our core integrated data warehouse technology. Teradata offers analytic data solutions to many major industries, which include financial services (including banking and insurance), media and communications (including telecommunications, e-business, media and entertainment), retail, manufacturing, healthcare, government, travel and transportation. Teradata delivers its solutions primarily through direct sales channels, as well as through alliances with system integrators, other independent software vendors, value-added resellers and distributors. We deliver our solutions to customers on a global basis, and organize our operations in the following three regions which are also our reportable segments: North America and Latin America (“Americas”), Europe, the Middle East and Africa (“EMEA”), and Asia Pacific and Japan (“APJ”).

In 2011, Teradata completed its acquisitions of Aprimo, Inc. (“Aprimo”), a global provider of integrated marketing software solutions, as well as Aster Data Systems, Inc. (“Aster Data”), a market leader in advanced analytics and the management of diverse, multi-structured data. Both Aprimo and Aster Data have been integrated into Teradata’s operations. With Aprimo, Teradata has expanded its offering of business analytics with integrated marketing solutions that enable customers to improve marketing performance with data-driven insights. The Aprimo organization supports Teradata’s applications strategy, including development, marketing, sales, and services. Through the acquisition of Aster Data, Teradata has expanded its technologies that enable businesses to perform better analytics on large sets of multi-structured data, also known as big data analytics.

2011 FINANCIAL OVERVIEW

As more fully discussed in later sections of this MD&A, the following are the financial highlights for 2011:

•	Revenue increased 22% in 2011 from 2010, with double-digit growth rates in all three operating regions.

•

Gross margin was 54.7% in 2011, down from 56.2% in 2010, largely driven by the impact of a higher mix of consulting revenues, as well as acquisition-related costs and greater amortization costs on product margins.

•

Operating income was $456 million in 2011, up from $415 million in 2010. Operating income in 2011 benefited from greater revenue volume, offset in part by higher Selling, General and Administrative (“SG&A”) expenses, which included incremental sales headcount and the impact of transaction, integration and reorganization expenses, as well as amortization of intangible assets associated with the acquisitions of Aprimo and Aster Data.

•

Net income of $353 million in 2011 increased from $301 million in 2010. Net income per common (diluted) share was $2.05 in 2011 compared to $1.77 in 2010. Net income for 2011 includes approximately $46 million in after-tax impacts of acquisition-related purchase accounting adjustments, transaction, integration and reorganization expenses, and amortization of acquired intangible assets, offset by a $22 million gain on equity investments due to purchase and sale transactions.

STRATEGY OVERVIEW

Teradata is a leader in helping companies manage, integrate, and analyze growing data volumes and complexity to gain business insight and competitive advantage. Teradata’s strategy focuses on three large and growing markets—data warehousing, big data analytics, and marketing and business applications. Additionally, we have four key initiatives underway to broaden our position in the market and take advantage of these market opportunities. These initiatives are to:

•

Invest to extend Teradata’s core database technology and software application offerings, and expand our family of compatible data warehouse platforms to address multiple market segments and solution offerings through internal development and targeted strategic acquisitions such as Aprimo and Aster Data,

•	Differentiate Teradata technology and drive platform demand by delivering consulting services that enable customers to achieve business value through the use of best-in-class analytics,

•	Invest in partnerships to increase the number of solutions available on Teradata platforms, maximize customer value and increase our market coverage, and

•	Continue to seek opportunities to increase our market coverage through additional sales territories (hiring incremental sales account executives as well as technology and industry consultants).

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

As a portion of the Company’s operations and revenue occur outside the United States, and in currencies other than the U.S. dollar, the Company is exposed to fluctuations in foreign currency exchange rates. In 2012, Teradata would expect approximately 1 percentage point of adverse impact from currency translation on its reported revenue and a corresponding currency impact on operating income, based on currency rates as of January 31, 2012.

There have been continued signs of economic recovery in 2011, particularly with respect to information technology spending; however, risks associated with macroeconomic challenges and fluctuations still exist. Even in a strong economic environment, the size, timing and contracted terms of large customer orders for our products and services can impact, both positively and negatively, our operating results.

While macroeconomic risk factors in the IT environment always exist, our long-term outlook remains positive. We did not experience significant changes in 2011 due to competitive and/or pricing trends for our data warehouse or appliance solutions, although there is always a risk that pricing pressure for our solutions could occur in the future. Additionally, as companies look to reduce ongoing operating expenses, customers may choose to go to lower maintenance service level agreements which could lead to revenue and margin pressure on our maintenance services business. We continue to be committed to new product development and achieving a responsive yield from our research and development spending and resources, which are intended to drive future demand. We also continue to evaluate opportunities to increase our market coverage and are committed to continuing to increase our number of sales territories, among other things, to drive future revenue growth. Given the length of sales cycles, for new customers in the data warehouse market, new sales account territories typically take more than two years, on average, to become fully productive.

RESULTS FROM OPERATIONS FOR THE YEARS ENDED DECEMBER 31, 2011, 2010 AND 2009

In millions	2011	% of Revenue	2010	% of Revenue	2009	% of Revenue
Product revenue	$1,122	47.5%	$933	48.2%	$772	45.2%
Service revenue	1,240	52.5%	1,003	51.8%	937	54.8%

Total revenue	2,362	100%	1,936	100%	1,709	100%

Gross margin
Product gross margin	741	66.0%	627	67.2%	503	65.2%
Service gross margin	552	44.5%	461	46.0%	435	46.4%

Total gross margin	1,293	54.7%	1,088	56.2%	938	54.9%

Operating expenses
Selling, general and administrative expenses	663	28.1%	526	27.2%	483	28.3%
Research and development expenses	174	7.4%	147	7.6%	117	6.8%

Total operating expenses	837	35.4%	673	34.8%	600	35.1%

Operating income	$456	19.3%	$415	21.4%	$338	19.8%

Revenue

Teradata revenue increased 22% in 2011 from 2010. The revenue increase included a positive effect of 3% from foreign currency fluctuations, and 3% from acquisitions. Product revenue increased 20% in 2011 from 2010, led by improvements in the Americas and EMEA regions. Service revenue increased 24% in 2011 from 2010, driven primarily by increases in consulting and installation-related (“consulting”) services revenue in the Americas and EMEA regions. Overall, consulting revenue increased 30% in 2011 from 2010, and maintenance services revenue increased 17% during the same period.

Teradata revenue increased 13% in 2010 from 2009. The revenue increase included a positive effect of 1% from foreign currency fluctuations. Product revenue increased 21% in 2010 from 2009, driven by increases in the Americas region, and to a lesser extent the APJ region. Service revenue increased 7% in 2010 from 2009, driven by increases in both consulting services revenue in the Americas and EMEA regions, and increases in maintenance services revenue in the Americas and APJ regions.

Gross Margin

Gross margin was 54.7% in 2011, down from 56.2% in 2010, due to the impact of acquisition-related costs, as well as the increased proportion of consulting services revenue, which typically carries a lower margin rate. Product gross margin decreased to 66.0% in 2011 from 67.2% in 2010. The lower product margins were driven primarily by $15 million in acquisition-related purchase accounting adjustments for deferred revenue of Aprimo and Aster Data at the time of their respective acquisitions for which there was no further performance requirement, $14 million in additional amortization costs of acquired intangible assets, and $10 million in additional amortization of capitalized internal software development costs. Services gross margin decreased to 44.5% in 2011 from 46.0% in 2010. The lower service margins were driven primarily by a greater proportion of consulting revenue, as compared to maintenance revenue, as well as lower consulting services margins, primarily due to expanding our headcount in response to growing and driving new business opportunities. Incremental headcount can initially have a negative impact on margins, particularly while the employees are being trained and are not yet fully productive. Service gross margins in 2011 also included $6 million in acquisition-related purchase accounting adjustments, transaction, integration and reorganization costs.

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

Operating Expenses

Total operating expenses, including SG&A and Research and Development (“R&D”) expenses, were $837 million in 2011 compared to $673 million in 2010. The $137 million increase in SG&A expenses was driven by higher selling expense, due primarily to our strategic initiative to add sales headcount, as well as increased revenue-driven costs for sales commissions. SG&A expenses were also impacted by transaction, integration and reorganization expenses, as well as amortization of intangible assets associated with the acquisitions of Aprimo and Aster Data, which totaled $22 million in 2011, in addition to the impact of additional headcount and infrastructure brought on by the Aprimo and Aster Data acquisitions. The $27 million increase in R&D expenses was primarily due to higher engineering headcount expenses, including new engineering headcount from the Aprimo and Aster Data acquisitions, as well as $9 million in transaction and integration costs and amortization of acquired intangible assets associated with the Aprimo and Aster Data acquisitions. These increases were offset in part by $19 million more in capitalization of software development cost as compared to the prior-year period.

Total operating expenses were $673 million in 2010 compared to $600 million in 2009. The $43 million increase in SG&A expenses was driven primarily by greater selling expense, with higher sales headcount due to sales territory expansions, and increased sales commissions due to higher revenues. The $30 million increase in R&D expenses was driven by increased headcount and salaries, as well as $10 million less in capitalization of software development costs as compared to 2009. Variable incentive compensation expense was also higher, in both SG&A and R&D expenses, due to the Company’s improved performance against annual operating targets, as compared to 2009.

Other Income (Expense)

Other income and expense was $25 million of net income in 2011, compared to $1 million of net expense in 2010. The net income in 2011 resulted primarily from $28 million in gains on equity investments. On May 24, 2011, the Company completed the sale of an equity investment in Pliant Technology, Inc. The Company received proceeds of $30 million and recognized a net gain of $17 million in respect of the transaction. Additionally, as part of the required accounting for the acquisition of Aster Data on April 5, 2011, Teradata’s existing 11.2% equity investment in Aster Data was valued at $36 million, triggering the recognition of an $11 million gain.

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

Income Taxes

The effective income tax rate was 27%, 27% and 24% for the years ended December 31, 2011, 2010 and 2009, respectively. The effective tax rate for 2011 was impacted by a $4 million discrete tax benefit related to the book gain recorded on the Company’s previous equity investment in Aster Data, which was reflected as a permanent non-taxable item in the second quarter of 2011. The increase in the effective tax rate in 2011 and 2010, as compared to 2009, was due to a greater proportion of the Company’s pre-tax earnings being generated in the United States, which has a higher statutory corporate tax rate of 35% as compared to the overall statutory effective tax rate of approximately 14.5% related to our foreign earnings. The effective tax rate for the year ended December 31, 2010 included a $5 million tax benefit associated with the recognition of certain foreign net operating loss carryforwards resulting from an audit settlement in the first quarter of 2010. The effective tax rate for the year ended December 31, 2009 included a net tax benefit for a recurring state and local income tax credit that was not recognized in the 2008 income tax rate. We currently estimate our full-year effective tax rate for 2012 to be approximately 27%. This estimate takes into consideration, among other things, the forecasted earnings mix by jurisdiction for 2012, and assumes the U.S. Research & Development Tax Credit, which expired as of December 31, 2011, is retroactively reinstated in 2012. The provision for income taxes is based on the pre-tax earnings mix by jurisdiction of Teradata and its subsidiaries under the Company’s current structure. For additional information, see “Note 4—Income Taxes” in the Notes to Consolidated Financial Statements elsewhere in this Annual Report.

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

The following table presents revenue and operating performance by segment for the years ended December 31:

In millions	2011	% of Revenue	2010	% of Revenue	2009	% of Revenue
Revenue
Americas	$1,436	61%	$1,166	60%	$981	57%
EMEA	548	23%	442	23%	430	25%
APJ	378	16%	328	17%	298	18%

Total revenue	2,362	100%	1,936	100%	1,709	100%

Gross margin
Americas	837	58.3%	702	60.2%	570	58.1%
EMEA	281	51.3%	232	52.5%	230	53.5%
APJ	175	46.3%	154	47.0%	138	46.3%

Total gross margin	$1,293	54.7%	$1,088	56.2%	$938	54.9%

Americas Revenue increased 23% in 2011 from 2010, led by a 33% increase in consulting services revenue. The revenue increase was not significantly impacted by foreign currency fluctuations. Gross margin decreased to 58.3% in 2011, from 60.2% in 2010, driven primarily by lower product margins which were impacted by acquisition-related purchase accounting adjustments, additional amortization costs of acquired intangible assets from Aprimo and Aster Data, and additional amortization of capitalized internal software development costs, as well as by the greater proportion of consulting services revenue (versus product revenue), as compared to the prior-year period.

Revenue increased 19% in 2010 from 2009, led by a 30% increase in product revenue. The revenue increase included 1% of benefit from foreign currency fluctuations. Gross margin increased to 60.2% in 2010, from 58.1% in 2009, driven primarily by improved product margins, as compared to the prior year.

EMEA Revenue increased 24% in 2011 from 2010, led by a 32% increase in consulting services revenue. The revenue increase included 6% of benefit from foreign currency fluctuations. Gross margin decreased to 51.3% in 2011, from 52.5% in 2010, driven primarily by the greater proportion of consulting services revenue (compared to product revenue), as compared to the prior-year period.

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

APJ Revenue increased 15% in 2011 from 2010, led by a 19% increase in consulting services revenue. The revenue increase included 7% of benefit from foreign currency fluctuations. Gross margin decreased to 46.3% in 2011, from 47.0% in 2010. The gross margin decline was driven primarily by lower product margins, which were impacted by higher amortization costs from acquired intangible assets and capitalized internal software development costs, as well as by the greater proportion of consulting services revenue, as compared to 2010.

Revenue increased 10% in 2010 from 2009, led by a 17% increase in product revenue. The revenue increase included 8% of benefit from foreign currency fluctuations. Gross margin improved to 47.0% in 2010, from 46.3% in 2009, driven by the impact of the higher proportion of product revenue, as well as higher product margins, offset in part by lower consulting services margins, as compared to 2009.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

Teradata ended 2011 with $772 million in cash and cash equivalents, an $111 million decrease from the December 31, 2010 balance of cash and cash equivalents, after using approximately $744 million for the acquisitions of Aprimo and Aster Data (net of target company cash holdings), as well as $127 million for repurchases of Company common stock during the year. Cash provided by operating activities increased by $100 million to $513 million in 2011. The increase in cash provided by operating activities was primarily due to higher net income, net of non-cash items such as depreciation and amortization, stock-based compensation expense, deferred income taxes and gains on equity investments. An increase in receivables and “other assets and liabilities” of approximately $76 million was offset by decreases in inventory and increases in current payables and deferred revenue.

Teradata’s management uses a non-GAAP measure called “free cash flow,” which is not a measure defined under accounting principles generally accepted in the United States of America (“GAAP”). We define free cash flow as net cash provided by operating activities less capital expenditures for property and equipment, and additions to capitalized software, as one measure of assessing the financial performance of the Company, and this may differ from the definition used by other companies. The components that are used to calculate free cash flow are GAAP measures taken directly from the Consolidated Statements of Cash Flows. We believe that free cash flow information is useful for investors because it relates the operating cash flow of the Company to the capital that is spent to continue and improve business operations. In particular, free cash flow indicates the amount of cash available after capital expenditures for, among other things, investments in the Company’s existing businesses, strategic acquisitions and repurchase of Teradata common stock. Free cash flow does not represent the residual cash flow available for discretionary expenditures since there may be other non-discretionary expenditures that are not deducted from the measure. This non-GAAP measure should not be considered a substitute for, or superior to, cash flows from operating activities under GAAP.

The table below shows net cash provided by operating activities and capital expenditures for the following periods:

In millions	2011	2010	2009
Net income	$353	$301	$254

Net cash provided by operating activities	$513	$413	$455
Less:
Expenditures for property and equipment	(42)	(34)	(29)
Additions to capitalized software	(68)	(49)	(59)

Free cash flow	$403	$330	$367

Financing activities and certain other investing activities are not included in our calculation of free cash flow. Other investing activities in 2011 primarily consisted of Teradata’s acquisitions of Aprimo and Aster Data as discussed further below. In 2010, these other investing activities primarily consisted of two immaterial business acquisitions and an immaterial cost-method equity investment. In 2009, other investing activities primarily consisted of purchases and maturities of short-term investments. Teradata’s short-term investments consisted of bank time deposits with original maturities between three months and one year.

Teradata’s financing activities for the year ended December 31, 2011 primarily consisted of $300 million in proceeds from a new 5 year term loan, as discussed below, as well as repurchases of the Company’s common stock. Teradata’s financing activities for the years ended December 31, 2010 and 2009 consisted primarily of cash outflows from our share repurchase activities. The Company purchased 2.5 million shares of its common stock at an average price per share of $50.78 in 2011, 2.9 million shares at an average price per share of $29.57 in 2010, and 7.0 million shares at an average price per share of $25.11 in 2009. Share repurchases were made under two share repurchase programs authorized by our Board of Directors in 2008. The first program (the “dilution offset program”) authorizes the Company to purchase Teradata common stock to the extent of cash received from the exercise of stock options and the Teradata Employee Stock Purchase Plan (“ESPP”) to offset dilution from shares issued pursuant to these plans. On May 4, 2009, the Company’s Board of Directors authorized an additional $300 million increase to the Company’s second program (the “general share repurchase program”). As of December 31, 2011, the Company had $75 million of authorization remaining on the $300 million general share repurchase program to repurchase outstanding shares of Teradata common stock. On February 6, 2012, our Board of Directors approved a new, $300 million share repurchase authorization to replace the prior $300 million authorization that was to expire on February 10, 2012. Share repurchases made by the Company are reported on a trade date basis. Our share repurchase activity depends on factors such as our working capital needs, our cash requirements for capital investments, our stock price, and economic and market conditions. Proceeds from the ESPP and the exercise of stock options were $25 million in 2011, $31 million in 2010 and $25 million in 2009. These proceeds are included in Other Financing Activities, Net in the Consolidated Statement of Cash Flows.

Our total in cash and cash equivalents held outside the United States in various foreign subsidiaries was $594 million as of December 31, 2011 and $506 million as of December 31, 2010. The remaining balance held in the United States was $178 million as of December 31, 2011 and $377 million as of December 31, 2010. Under current tax laws and regulations, if cash and cash equivalents and short-term investments held outside the United States are distributed to the United States in the form of dividends or otherwise, we may be subject to additional U.S. income taxes (subject to an adjustment for foreign tax credits) and foreign withholding taxes. As of December 31, 2011, we have not provided for the U.S. federal tax liability on approximately $728 million of foreign earnings that are considered permanently reinvested outside of the United States.

On October 1, 2007, the Company entered into a five-year, $300 million unsecured revolving credit facility. This credit facility contains certain representations and warranties; conditions; affirmative, negative and financial covenants; and events of default customary for such facilities. For most borrowings, Teradata would anticipate choosing a floating rate based on the London Interbank Offered Rate (“LIBOR”). If the facility had been fully drawn at December 31, 2011, the spread over the LIBOR would have been 40 basis points (for an interest rate of 1.21%, assuming a 6 month borrowing term) given Teradata’s leverage ratio at that date. As of December 31, 2011, the Company had no borrowings outstanding under this revolving credit facility and was in compliance with all covenants. The Company expects to renew/replace its current credit facility in 2012.

On January 21, 2011, Teradata completed the acquisition of Aprimo. The $525 million purchase price of this all-cash acquisition was funded in part by using $225 million of existing U.S. cash (offset by $26 million of cash held on Aprimo’s balance sheet at the time it was acquired), and in part by drawing-down the full $300 million borrowing capacity from the Company’s Credit Facility. The $300 million in credit facility borrowings were repaid in full during the second quarter of 2011.

On April 5, 2011, Teradata completed the acquisition of Aster Data. The aggregate consideration payable by Teradata for all of the outstanding equity interests of Aster Data was $259 million. The aggregate consideration payable excluded the value of Teradata’s pre-existing 11.2% equity investment in Aster Data. Also on April 5, 2011, Teradata entered into a new $300 million five-year, unsecured term loan, and used a portion of these funds to finance the Aster Data acquisition. The outstanding principal amount of the term loan agreement bears interest at a floating rate based upon a negotiated base rate or a Eurodollar rate plus in each case a margin based on the leverage ratio of the Company. As of December 31, 2011, the term loan principal outstanding was $300 million, and carried an interest rate of 1.31%.

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

Contractual and Other Commercial Commitments. In the normal course of business, we enter into various contractual obligations that impact, or could impact, our liquidity. The following table and discussion outlines our material obligations at December 31, 2011, with projected cash payments in the periods shown:

In millions	Total Amounts	2012	2013- 2014	2015- 2016	2017 and Thereafter
Principal payments on long-term debt	$300	$11	$41	$248	$—
Interest payments on long-term debt	15	4	7	4	—
Lease obligations	54	19	21	10	4
Purchase obligations	2	1	1	—	—

Total debt, lease and purchase obligations	$371	$35	$70	$262	$4

Our principal payments on long-term debt represent the expected cash payments on our $300 million term loan and do not include any fair value adjustments or discounts and premiums. Our interest payments on long-term debt represent the estimated cash interest payments based on the prevailing interest rate on our $300 million term loan as of December 31, 2011. Our lease obligations in the above table include Company facilities in various domestic and international locations. Purchase obligations are committed purchase orders and other contractual commitments for goods and services, and include contractual payments in relation to service agreements with various vendors for ongoing service parts logistics, and other services.

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

In many cases, the accounting treatment of a particular transaction is specifically dictated by GAAP and does not require significant management judgment in its application. There are also areas in which management’s judgment in selecting among available alternatives would not produce a materially different result. The significant accounting policies and estimates that we believe are the most critical to aid in fully understanding and evaluating our reported financial results are discussed in the paragraphs below. Teradata’s senior management has reviewed these critical accounting policies and related disclosures with the Audit Committee of Teradata’s Board of Directors. For additional information regarding our accounting policies and other disclosures required by GAAP, see “Note 1—Description of Business, Basis of Presentation and Significant Accounting Policies” in Notes to Consolidated Financial Statements.

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

The Company evaluates all deliverables in an arrangement to determine whether they represent separate units of accounting. A deliverable constitutes a separate unit of accounting when it has standalone value, and if the contract includes a general right of return relative to the delivered item, delivery or performance of the undelivered items is considered probable and substantially in the control of Teradata. This new guidance does not generally change the units of accounting for the Company’s revenue transactions. Most of the Company’s products and services qualify as separate units of accounting and are recognized upon meeting the criteria as described above.

For multiple deliverable arrangements that contain non-software related deliverables, the Company allocates revenue to each deliverable based upon the relative selling price hierarchy and if software and software-related deliverables are also included in the arrangement, to those deliverables as a group based on the BESP for the group. The selling price for a deliverable is based on its VSOE if available, TPE if VSOE is not available, or BESP if neither VSOE nor TPE is available. The Company then recognizes revenue when the remaining revenue recognition criteria are met for each deliverable. For the software group or arrangements that contain only software and software-related deliverables, the revenue recognition criteria utilizing the residual method remains unchanged as further described below.

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

VSOE is based upon the normal pricing and discounting practices for those products and services when sold separately. Teradata uses the stated renewal rate approach in establishing VSOE for maintenance and subscriptions (collectively referred to as postcontract customer support “PCS”). Under this approach, the Company assesses whether the contractually stated renewal rates are substantive and consistent with the Company’s normal pricing practices. Renewal rates greater than the lower level of our targeted pricing ranges are considered to be substantive and, therefore, meet the requirements to support VSOE. In instances where there is not a substantive renewal rate in the arrangement, the Company allocates revenue based upon BESP, using the minimum established pricing targets as supported by the renewal rates for similar customers utilizing the bell-curve method. Teradata also offers consulting and installation-related services to its customers, which are considered non-software deliverables if they relate to the nodes. These services are rarely considered essential to the functionality of the data warehouse solution deliverable and there is never software customization of the proprietary database software. VSOE for consulting services is based on the hourly rates for standalone consulting services projects by geographic region and are indicative of the Company’s customary pricing practices. Pricing in each market is structured to obtain a reasonable margin based on input costs.

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

When the Company is unable to establish selling price using VSOE or TPE, the Company uses BESP in its allocation of arrangement consideration. The objective of BESP is to determine the price at which the Company would transact a sale if the product or service was sold on a standalone basis. The Company determines BESP for a product or service by considering multiple factors including, but not limited to, geographies, market conditions, product life cycles, competitive landscape, internal costs, gross margin objectives, purchase volumes and pricing practices.

The primary consideration in developing BESP for the Company’s nodes is the bell-curve method based on historical transactions. The BESP analysis is at the geography level in order to align it with the way in which the Company goes to market and establishes pricing for its products. The Company has established discount ranges off of published list prices for different geographies based on strategy and maturity of Teradata’s presence in the respective geography. There are distinctions in each geography and product group which support the use of geographies and markets for the determination of BESP. For example, the Company’s U.S. market is relatively mature and most of the large transactions are captured in this market, whereas EMEA and APJ are less mature markets with generally smaller deal size. Additionally, the prices and margins for the Company’s products vary by geography and by product class. BESP is analyzed on a quarterly basis using a rolling previous 4-quarters of data, which the Company believes best reflects most recent pricing practices in a changing marketplace.

The Company reviews VSOE, TPE and its determination of BESP on a periodic basis and updates it, when appropriate, to ensure that the practices employed reflect the Company’s recent pricing experience. The Company maintains internal controls over the establishment and updates of these estimates, which includes review and approval by the Company’s management. For the twelve months ended December 31, 2011 there was no material impact to revenue resulting from changes in VSOE, TPE or BESP, nor does the Company expect a material impact from such changes in the near term. Additionally, the adoption of the amended revenue recognition guidelines had no material net impact on the Company’s results of operations for the twelve months ended December 31, 2011.

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

Term licenses, hosting arrangements and software-as-a-service (“SaaS”). As a result of the Company’s acquisition of Aprimo, Inc. (“Aprimo”) on January 21, 2011 (see “Note 12—Business Combinations” in Notes to Consolidated Financial Statements), Teradata’s application offerings were expanded to include, term licenses, hosting arrangements and SaaS. Teradata previously offered its software applications primarily through a perpetual licensing arrangement. In cases where the contract requires the software to be hosted by the Company and provided via an on-demand arrangement, the software is considered a subscription. If the license is of limited life and does not require the Company to host the software for the customer, the software is considered a term license. In both types of these arrangements, revenues are recognized over the term of the agreement. For hosting arrangements where customers have the right to take possession of the Company’s software at any time during the hosting period, the customer’s rights to the software in these circumstances are not dependent on additional software payments or significant penalties.

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

Contract accounting. If an arrangement involves significant production, modification or customization of the application software or the undelivered services are essential to the functionality of the delivered software then the Company uses the percentage-of-completion or completed-contract method of accounting. The percentage-of-completion method is used when estimates of costs to complete and extent of progress toward completion are reasonably dependable. The Company typically uses labor hours or costs incurred to date as a percentage of the total estimated labor hours or costs to fulfill the contract as the most reliable and meaningful measure that is available for determining a project’s progress toward completion. In circumstances when reasonable and reliable cost estimates for a project cannot be made, the completed-contract method is used whereas no revenue is recognized until the project is complete. When total cost estimates exceed revenues, the Company accrues the estimated losses immediately. For purposes of allocation of the arrangement consideration, any products for which the services are not essential are separated utilizing the relative selling price method discussed above. PCS is also separated and allocated based on VSOE and then recognized ratably over the term. The remaining contract value, which typically includes application software and essential services, is then recognized utilizing the percentage-of-completion or completed-contract methods discussed above.

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

The Company’s intention is to permanently reinvest its foreign earnings outside of the United States. As a result, the effective tax rates are largely based upon the forecasted pre-tax earnings mix and allocation of certain expenses in various taxing jurisdictions where the Company conducts its business. These jurisdictions apply a broad range of statutory income tax rates; the U.S. statutory corporate income tax rate is currently 35% as compared to the overall statutory effective tax rate of our various foreign jurisdictions of approximately 14.5%. As of December 31, 2011, the Company has not provided for federal income taxes on earnings of approximately $728 million from its foreign subsidiaries.

We account for uncertainty in income taxes by prescribing thresholds and attributes for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. Under GAAP, we may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. We record any interest and/or penalties related to uncertain tax positions in the income tax expense line on our Consolidated Statements of Income. As of December 31, 2011, the Company has a total of $28 million of unrecognized tax benefits, of which $12 million is included in the “Other liabilities” section of the Company’s consolidated balance sheet. The remaining balance of $16 million of unrecognized tax benefits relates to certain tax attributes acquired by the Company in the acquisitions of Aprimo and Aster Data in 2011, which are netted against the underlying deferred tax assets recorded on the opening balance sheets for purchase accounting. For further information related to the Company’s acquisitions, see “Note 12—Business Combinations” in Notes to Consolidated Financial Statements elsewhere in this Annual Report.

We regularly review our deferred tax assets for recoverability and establish a valuation allowance if it is more likely than not that some portion or all of a deferred tax asset will not be realized. We had $39 million and $89 million of net deferred tax assets, and no material valuation allowances as of December 31, 2011 and 2010, respectively.

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

In addition, we issue performance-based awards that vest only if specific performance conditions are satisfied. The number of shares that will be earned can vary based on actual performance. No shares will vest if the threshold objectives are not met. In the event the objectives are exceeded additional shares will vest up to a maximum payout. The cost of these awards is expensed over the performance period based upon management’s estimate and analysis of the probability of meeting the performance criteria. Because the actual number of shares to be awarded is not known until the end of the performance period, the actual compensation expense related to these awards could differ from our current expectations.

Goodwill and Other Intangible Assets

The company reviews goodwill for impairment annually and whenever events or changes in circumstances indicate the carrying value of goodwill may not be recoverable. The guidance on goodwill impairment requires the company to perform a two-step impairment test. In the first step, the company compares the fair value of each reporting unit to its carrying value. The company determines the fair value of its reporting units based on the income approach. Under the income approach, the company calculates the fair value of a reporting unit based on the present value of estimated future cash flows. If the fair value of the reporting unit exceeds the carrying value of the net assets assigned to that unit, goodwill is not impaired. If the carrying value of the net assets assigned to the reporting unit exceeds the fair value of the reporting unit, then the second step of the impairment test is performed in order to determine the implied fair value of the reporting unit’s goodwill. If the carrying value of a reporting unit’s goodwill exceeds its implied fair value, then the company records an impairment loss equal to the difference.

Determining the fair value of a reporting unit is judgmental in nature and involves the use of significant estimates and assumptions. These estimates and assumptions include revenue growth rates and operating margins used to calculate projected future cash flows, discount rates and future economic and market conditions. The company’s estimates are based upon assumptions believed to be reasonable, but which are inherently uncertain and unpredictable. These valuations require the use of management’s assumptions, which would not reflect unanticipated events and circumstances that may occur.

Additionally, the acquisition method of accounting for business combinations requires the company to estimate the fair value of assets acquired, liabilities assumed, and any noncontrolling interest in the acquiree to properly allocate purchase price consideration between assets that are depreciated and amortized from goodwill. Impairment testing for assets, other than goodwill, requires the allocation of cash flows to those assets or group of assets and if required, an estimate of fair value for the assets or group of assets. The company’s estimates are based upon assumptions believed to be reasonable, but which are inherently uncertain and unpredictable. These valuations require the use of management’s assumptions, which would not reflect unanticipated events and circumstances that may occur.

The annual goodwill impairment analysis, which the company performed during the fourth quarter of 2011, did not result in an impairment charge. There were also no impairment charges recognized in 2011 as a result of assessments of intangible assets acquired as a result of business combinations (or otherwise purchased from other companies). As of December 31, 2011, Teradata had $742 million in goodwill and $163 million in acquired intangible assets on its consolidated balance sheet.

Pension and Postemployment Benefits

We have pension and postemployment benefit costs and credits, which are developed from actuarial valuations. Actuarial assumptions attempt to anticipate future events and are used in calculating the expense and liability relating to these plans. These factors include assumptions we make about interest rates, expected investment return on plan assets, total and involuntary turnover rates, and rates of future compensation increases. In addition, our actuarial consultants also use subjective factors such as withdrawal rates and mortality rates to develop our valuations. We review and update these assumptions on an annual basis at the beginning of each fiscal year. We are required to consider current market conditions, including changes in interest rates, in making these assumptions. The actuarial assumptions that we use may differ materially from actual results due to changing market and economic conditions, higher or lower withdrawal rates, or longer or shorter life spans of participants. These differences may result in a significant impact to the measurement of our pension and postemployment benefit obligations, and to the amount of pension and postemployment benefits expense we have recorded or may record. For example, as of December 31, 2011, a one-half percent increase/decrease in the discount rate would change the projected benefit obligation of our pension plans by approximately $3 million, and a one/half percent increase/decrease in our involuntary turnover assumption would change our postemployment benefit obligation by approximately $11 million.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

A discussion of recently issued accounting pronouncements is described in “Note 1—Description of Business, Basis of Presentation and Significant Accounting Policies” in Notes to Consolidated Financial Statements elsewhere in this Annual Report, and we incorporate such discussion by reference.

Item 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company employs a foreign currency hedging strategy to limit potential losses in earnings or cash flows from adverse foreign currency exchange rate movements. Foreign currency exposures arise from transactions denominated in a currency other than the Company’s functional currency and from foreign denominated revenue and profit translated into U.S. dollars. The primary currencies to which the Company is exposed include the euro, the British pound, the Japanese yen, the Australian dollar, the Canadian dollar and other Asian and South American currencies. Exposures are hedged with foreign currency forward contracts with maturity dates of twelve months or less. The potential loss in fair value at December 31, 2011, for such contracts resulting from a hypothetical 10% adverse change in all foreign currency exchange rates is approximately $2 million. This loss would be mitigated by corresponding gains on the underlying exposures. For additional information regarding the Company’s foreign currency hedging strategy, see “Note 7— Derivative Instruments and Hedging Activities” in Notes to Consolidated Financial Statements elsewhere in this Annual Report.

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

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Teradata Corporation:

In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a)(1) present fairly, in all material respects, the financial position of Teradata Corporation and its subsidiaries at December 31, 2011 and 2010, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2011 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing in Item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management's Annual Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company's internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

PricewaterhouseCoopers LLP

February 28, 2012

Atlanta, Georgia

TERADATA CORPORATION

Consolidated Statements of Income

In millions, except per share amounts

	For the Year Ended December 31
	2011	2010	2009
Revenue
Product revenue	$1,122	$933	$772
Service revenue	1,240	1,003	937

Total revenue	2,362	1,936	1,709

Costs and operating expenses
Cost of products	381	306	269
Cost of services	688	542	502
Selling, general and administrative expenses	663	526	483
Research and development expenses	174	147	117

Total costs and operating expenses	1,906	1,521	1,371

Income from operations	456	415	338
Other income (expense), net	25	(1)	(4)

Income before income taxes	481	414	334

Income tax expense	128	113	80

Net income	$353	$301	$254

Net income per common share
Basic	$2.10	$1.80	$1.48
Diluted	$2.05	$1.77	$1.46

Weighted average common shares outstanding
Basic	168.1	167.4	171.9
Diluted	171.9	170.4	173.9

The accompanying notes are an integral part of the consolidated financial statements.

TERADATA CORPORATION

Consolidated Balance Sheets

In millions, except per share amounts

	At December 31
	2011	2010
Assets
Current Assets
Cash and cash equivalents	$772	$883
Accounts receivable, net	494	402
Inventories	61	65
Other current assets	85	56

Total current assets	1,412	1,406
Property and equipment, net	120	105
Capitalized software, net	140	116
Goodwill	742	136
Acquired intangible assets, net	163	12
Deferred income taxes	28	59
Other assets	11	49

Total assets	$2,616	$1,883

Liabilities and stockholders’ equity
Current liabilities
Accounts payable	$97	$102
Payroll and benefits liabilities	169	134
Deferred revenue	339	263
Other current liabilities	90	70

Total current liabilities	695	569
Long-term debt	290	0
Pension and other postemployment plan liabilities	77	85
Other liabilities	60	40

Total liabilities	1,122	694

Commitments and contingencies (Note 8)

Stockholders’ equity
Preferred stock: par value $0.01 per share, 100.0 shares authorized, no shares issued and outstanding at December 31, 2011 and 2010, respectively	0	0
Common stock: par value $0.01 per share, 500.0 shares authorized, 186.6 and 184.9 shares issued at December 31, 2011 and 2010, respectively	2	2
Paid-in capital	765	690
Treasury stock: 19.3 and 16.8 shares at December 31, 2011 and 2010, respectively	(526)	(399)
Retained earnings	1,237	884
Accumulated other comprehensive income	16	12

Total stockholders’ equity	1,494	1,189

Total liabilities and stockholders’ equity	$2,616	$1,883

The accompanying notes are an integral part of the consolidated financial statements

TERADATA CORPORATION

Consolidated Statements of Cash Flows

In millions

	For the Year Ended December 31
	2011	2010	2009
Operating activities
Net income	$353	$301	$254
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	102	60	63
Stock-based compensation expense	35	26	23
Excess tax benefit from stock-based compensation	(14)	(10)	(5)
Deferred income taxes	71	41	41
Gain on investments	(28)	0	0
Impairment of equity investment	0	0	5
Changes in assets and liabilities:
Receivables	(65)	(15)	60
Inventories	3	(18)	(2)
Current payables and accrued expenses	28	9	15
Deferred revenue	45	10	(4)
Other assets and liabilities	(17)	9	5

Net cash provided by operating activities	513	413	455

Investing activities
Purchases of short-term investments	0	0	(25)
Proceeds from sales and maturities of short-term investments	0	0	65
Expenditures for property and equipment	(42)	(34)	(29)
Additions to capitalized software	(68)	(49)	(59)
Business acquisitions and other investing activities, net	(722)	(62)	(9)

Net cash used in investing activities	(832)	(145)	(57)

Financing activities
Proceeds from long-term borrowings	600	0	0
Repayments of long-term borrowings	(300)	0	0
Repurchases of common stock	(127)	(88)	(174)
Excess tax benefit from stock-based compensation	14	10	5
Other financing activities, net	25	31	25

Net cash provided by (used in) financing activities	212	(47)	(144)

Effect of exchange rate changes on cash and cash equivalents	(4)	1	5

(Decrease) increase in cash and cash equivalents	(111)	222	259
Cash and cash equivalents at beginning of year	883	661	402

Cash and cash equivalents at end of year	$772	$883	$661

Supplemental data
Cash paid during the year for:
Income taxes	$56	$89	$44
Interest	$3	$0	$0

The accompanying notes are an integral part of the consolidated financial statements

TERADATA CORPORATION

Consolidated Statements of Changes in Stockholders’ Equity

In millions

	Common Stock		Treasury Stock		Paid-in	Retained	Accumulated Other Comprehensive		Comprehensive Income for the
	Shares	Amount	Shares	Amount	Capital	Earnings	Income (Loss)	Total	Year Ended
December 31, 2008	181	$2	(7)	($137)	$572	$329	$11	$777

Net income						254		254	$254
Employee stock compensation, employee stock purchase programs and option exercises	2				45			45
Income tax benefit from stock compensation plans					5			5
Purchases of treasury stock, not retired			(7)	(174)				(174)
Pension and post- employment benefit plans, net of tax							(2)	(2)	(2)
Currency translation adjustment							5	5	5

December 31, 2009	183	$2	(14)	($311)	$622	$583	$14	$910	$257

Net income						301		301	$301
Employee stock compensation, employee stock purchase programs and option exercises	2				58			58
Income tax benefit from stock compensation plans					10			10
Purchases of treasury stock, not retired			(3)	(88)				(88)
Pension and post- employment benefit plans, net of tax							1	1	1
Currency translation adjustment							(3)	(3)	(3)

December 31, 2010	185	$2	(17)	($399)	$690	$884	$12	$1,189	$299

Net income						353		353	$353
Employee stock compensation, employee stock purchase programs and option exercises	2				60			60
Income tax benefit from stock compensation plans					15			15
Purchases of treasury stock, not retired			(2)	(127)				(127)
Pension and post- employment benefit plans, net of tax							10	10	10
Currency translation adjustment							(6)	(6)	(6)

December 31, 2011	187	$2	(19)	($526)	$765	$1,237	$16	$1,494	$357

The accompanying notes are an integral part of the consolidated financial statements

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 Description of Business, Basis of Presentation and Significant Accounting Policies

Description of the Business. Teradata Corporation (“Teradata” or “the Company”) provides analytic data solutions for customers worldwide that combine software (including the Teradata database and tools, data mining and analytical applications), hardware and related consulting and support services.

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

The Company evaluates all deliverables in an arrangement to determine whether they represent separate units of accounting. A deliverable constitutes a separate unit of accounting when it has standalone value, and if the contract includes a general right of return relative to the delivered item, delivery or performance of the undelivered items is considered probable and substantially in the control of Teradata. This new guidance does not generally change the units of accounting for the Company’s revenue transactions. Most of the Company’s products and services qualify as separate units of accounting and are recognized upon meeting the criteria as described above.

For multiple deliverable arrangements that contain non-software related deliverables, the Company allocates revenue to each deliverable based upon the relative selling price hierarchy and if software and software-related deliverables are also included in the arrangement, to those deliverables as a group based on the BESP for the group. The selling price for a deliverable is based on its VSOE if available, TPE if VSOE is not available, or BESP if neither VSOE nor TPE is available. The Company then recognizes revenue when the remaining revenue recognition criteria are met for each deliverable. For the software group or arrangements that contain only software and software-related deliverables, the revenue recognition criteria utilizing the residual method remains unchanged as further described below.

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

VSOE is based upon the normal pricing and discounting practices for those products and services when sold separately. Teradata uses the stated renewal rate approach in establishing VSOE for maintenance and subscriptions (collectively referred to as postcontract customer support “PCS”). Under this approach, the Company assesses whether the contractually stated renewal rates are substantive and consistent with the Company’s normal pricing practices. Renewal rates greater than the lower level of our targeted pricing ranges are considered to be substantive and, therefore, meet the requirements to support VSOE. In instances where there is not a substantive renewal rate in the arrangement, the Company allocates revenue based upon BESP, using the minimum established pricing targets as supported by the renewal rates for similar customers utilizing the bell-curve method. Teradata also offers consulting and installation-related services to its customers, which are considered non-software deliverables if they relate to the nodes. These services are rarely considered essential to the functionality of the data warehouse solution deliverable and there is never software customization of the proprietary database software. VSOE for consulting services is based on the hourly rates for standalone consulting services projects by geographic region and are indicative of the Company’s customary pricing practices. Pricing in each market is structured to obtain a reasonable margin based on input costs.

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

When the Company is unable to establish selling price using VSOE or TPE, the Company uses BESP in its allocation of arrangement consideration. The objective of BESP is to determine the price at which the Company would transact a sale if the product or service was sold on a standalone basis. The Company determines BESP for a product or service by considering multiple factors including, but not limited to, geographies, market conditions, product life cycles, competitive landscape, internal costs, gross margin objectives, purchase volumes and pricing practices.

The primary consideration in developing BESP for the Company’s nodes is the bell-curve method based on historical transactions. The BESP analysis is at the geography level in order to align it with the way in which the Company goes to market and establishes pricing for its products. The Company has established discount ranges off of published list prices for different geographies based on strategy and maturity of Teradata’s presence in the respective geography. There are distinctions in each geography and product group which support the use of geographies and markets for the determination of BESP. For example, the Company’s U.S. market is relatively mature and most of the large transactions are captured in this market, whereas EMEA and APJ are less mature markets with generally smaller deal size. Additionally, the prices and margins for the Company’s products vary by geography and by product class. BESP is analyzed on a quarterly basis using a rolling previous 4-quarters of data, which the Company believes best reflects most recent pricing practices in a changing marketplace.

The Company reviews VSOE, TPE and its determination of BESP on a periodic basis and updates it, when appropriate, to ensure that the practices employed reflect the Company’s recent pricing experience. The Company maintains internal controls over the establishment and updates of these estimates, which includes review and approval by the Company’s management. For the twelve months ended December 31, 2011 there was no material impact to revenue resulting from changes in VSOE, TPE or BESP, nor does the Company expect a material impact from such changes in the near term. Additionally, the adoption of the amended revenue recognition guidelines had no material net impact on the Company’s results of operations for the twelve months ended December 31, 2011.

Term licenses, hosting arrangements and software-as-a-service (“SaaS”). As a result of the Company’s acquisition of Aprimo, Inc. (“Aprimo”) on January 21, 2011 (see Note 12), Teradata’s application offerings were be expanded to include, term licenses, hosting arrangements and SaaS. Teradata previously offered its software applications primarily through a perpetual licensing arrangement. In cases where the contract requires the software to be hosted by the Company and provided via an on-demand arrangement, the software is considered a subscription. If the license is of limited life and does not require the Company to host the software for the customer, the software is considered a term license. In both types of these arrangements, revenues are recognized over the term of the agreement. For hosting arrangements where customers have the right to take possession of the Company’s software at any time during the hosting period, the customer’s rights to the software in these circumstances are not dependent on additional software payments or significant penalties.

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

Contract accounting. If an arrangement involves significant production, modification or customization of the application software or the undelivered services are essential to the functionality of the delivered software then the Company uses the percentage-of-completion or completed-contract method of accounting. The percentage-of-completion method is used when estimates of costs to complete and extent of progress toward completion are reasonably dependable. The Company typically uses labor hours or costs incurred to date as a percentage of the total estimated labor hours or costs to fulfill the contract as the most reliable and meaningful measure that is available for determining a project’s progress toward completion. In circumstances when reasonable and reliable cost estimates for a project cannot be made, the completed-contract method is used whereas no revenue is recognized until the project is complete. When total cost estimates exceed revenues, the Company accrues the estimated losses immediately. For purposes of allocation of the arrangement consideration, any products for which the services are not essential are separated utilizing the relative selling price method discussed above. PCS is also separated and allocated based on VSOE and then recognized ratably over the term. The remaining contract value, which typically includes application software and essential services, is then recognized utilizing the percentage-of-completion or completed-contract methods discussed above.

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

Long-Lived Assets

Property and Equipment. Property and equipment, leasehold improvements and rental equipment are stated at cost less accumulated depreciation. Depreciation is computed over the estimated useful lives of the related assets primarily on a straight-line basis. Equipment is depreciated over 3 to 20 years and buildings over 25 to 45 years. Leasehold improvements are depreciated over the life of the lease or the asset, whichever is shorter. Total depreciation expense on the Company’s property and equipment for the years ended December 31, 2011, 2010 and 2009 was $33 million, $25 million and $22 million, respectively.

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

	Internal-use Software			External-use Software
In millions	2011	2010	2009	2011	2010	2009
Beginning balance at January 1	$11	$12	$11	$105	$90	$69
Capitalized	5	5	5	63	44	54
Amortization	(5)	(6)	(4)	(39)	(29)	(33)

Ending balance at December 31	$11	$11	$12	$129	$105	$90

Valuation of Long-Lived Assets. Long-lived assets such as property and equipment, acquired intangible assets and internal capitalized software are reviewed for impairment when events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. An impairment loss would be recognized when estimated future undiscounted cash flows expected to result from the use of the asset and its eventual disposition are less than the carrying amount.

Goodwill. Goodwill represents the excess of the purchase price in a business combination over the fair value of net tangible and intangible assets acquired. Goodwill amounts are not amortized, but rather are tested for impairment annually or upon occurrence of an event or change in circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. The Company did not recognize any goodwill impairment charges in 2011, 2010 or 2009.

Warranty. Provisions for product warranties are recorded in the period in which the related revenue is recognized. The Company accrues warranty reserves using percentages of revenue to reflect the Company’s historical average warranty claims.

Research and Development Costs. Research and development costs are expensed as incurred (with the exception of the capitalized software development costs discussed above). Research and development costs primarily include payroll and headcount-related costs, contractor fees, facilities, infrastructure costs, and administrative expenses directly related to research and development support.

Pension and Postemployment Benefits. The Company accounts for its pension and postemployment benefit obligations using actuarial models. The measurement of plan obligations was made as of December 31, 2011. Liabilities are computed using the projected unit credit method. The objective under this method is to expense each participant’s benefits under the plan as they accrue, taking into consideration salary increases and the plan’s benefit allocation formula. Thus, the total pension or postemployment benefit to which each participant is expected to become entitled is broken down into units, each associated with a year of past or future credited service.

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

Share-based Compensation. Share-based payments to employees, including grants of stock options, are recognized in the financial statements based on their fair value. The fair value of each stock option award on the grant date is estimated using the Black-Scholes option-pricing model with the following assumptions: expected dividend yield, expected stock price volatility, weighted-average risk-free interest rate and weighted average expected term of the options. As of October 2011, the Company’s expected volatility assumption used in the Black-Scholes option-pricing model is based on a blend of peer group volatility and Teradata volatility. Prior to that date, because the Company did not have a sufficient trading history as a stand-alone public company, the volatility was purely based on the peer group volatility. The expected term assumption is based on the simplified method under GAAP, which is based on the vesting period and contractual term for each vesting tranche of awards. The mid-point between the vesting date and the expiration date is used as the expected term under this method. The risk-free interest rate used in the Black-Scholes model is based on the implied yield curve available on U.S. Treasury zero-coupon issues at the date of grant with a remaining term equal to the Company’s expected term assumption. The Company has never declared or paid a cash dividend.

Treasury Stock. Shares of the Company’s common stock repurchased through the share repurchase programs is held as treasury stock. Treasury stock is accounted for using the cost method.

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

The components of basic and diluted earnings per share are as follows:

	For the year ended December 31
In millions, except earnings per share	2011	2010	2009
Net income available for common stockholders	$353	$301	$254

Weighted average outstanding shares of common stock	168.1	167.4	171.9
Dilutive effect of employee stock options and restricted stock	3.8	3.0	2.0

Common stock and common stock equivalents	171.9	170.4	173.9

Earnings per share:
Basic	$2.10	$1.80	$1.48
Diluted	$2.05	$1.77	$1.46

No stock options were excluded from the computation of diluted earnings per share for the twelve months ended December 31, 2011. Options to purchase 0.6 million shares of common stock for 2010 and 1.8 million shares of common stock for 2009 were not included in the computation of diluted earnings per share because their exercise prices were greater than the average market price of the common shares and, therefore, the effect would have been anti-dilutive.

Recently Issued Accounting Pronouncements

Goodwill. In September 2011, the FASB issued new guidance regarding the testing of Goodwill for potential impairment. Under the amendments in this update, an entity has the option to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. The amendments are effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011, with early adoption permitted. The Company elected not to early adopt this new guidance.

Retirement Benefits. In September 2011, the FASB issued new guidance regarding the disclosure requirements for multiemployer pension plans. The amendments in this update require that employers provide additional separate qualitative and quantitative disclosures for multiemployer pension plans and multiemployer other postretirement benefit plans, to provide users with more detailed information about an employer’s involvement in such plans. Additional disclosures would include details as to the significant multiemployer plans in which an employer participates; the level of an employer’s participation in the significant multiemployer plans; the financial health of the significant multiemployer plans; and the nature of the employer commitments to the plan. The amendments in this update are effective for annual periods for fiscal years ending after December 15, 2011. The new guidance is not expected to have an impact on the Company’s disclosure requirements.

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

Note 2 Supplemental Financial Information

	At December 31
In millions	2011	2010
Accounts receivable
Trade	$499	$408
Other	8	3

Accounts receivable, gross	507	411
Less: allowance for doubtful accounts	(13)	(9)

Total accounts receivable, net	$494	$402

Inventories
Finished goods	$41	$39
Service parts	20	26

Total inventories	$61	$65

Other current assets
Current deferred tax assets	$34	$31
Other	51	25

Total other current assets	$85	$56

Property and equipment
Land	$8	$8
Buildings and improvements	64	63
Machinery and other equipment	230	213

Property and equipment, gross	302	284
Less: accumulated depreciation	(182)	(179)

Total property and equipment, net	$120	$105

Other current liabilities
Sales and value-added taxes	$23	$19
Other	67	51

Total other current liabilities	$90	$70

Accumulated other comprehensive income, net of tax
Currency translation adjustments	$25	$31
Actuarial losses and prior service costs on employee benefit plans	(9)	(19)

Total accumulated other comprehensive income	$16	$12

Note 3 Goodwill and Acquired Intangible Assets

The following table identifies the activity relating to goodwill by operating segment:

In millions	Balance December 31, 2010	Additions	Currency Translation Adjustments	Balance December 31, 2011
Goodwill
Americas	$85	$457	$1	$543
EMEA	17	107	(4)	120
APJ	34	43	2	79

Total goodwill	$136	$607	($1)	$742

The change in goodwill for the twelve months ended December 31, 2011 was primarily due to the acquisitions of Aprimo and Aster Data Systems, Inc. (“Aster Data”) which were completed during the period. The only change in goodwill for the twelve months ended December 31, 2010 was due to an immaterial acquisition consummated during 2010, as well as changes in foreign currency exchange rates. In the fourth quarter of 2011, the Company performed its annual test of goodwill impairment and determined that no impairment to the carrying value of goodwill was necessary, as the fair value of each reporting unit exceeded their respective carrying amounts, including goodwill.

Acquired intangible assets were specifically identified when acquired, and are deemed to have finite lives. The gross carrying amount and accumulated amortization for Teradata’s acquired intangible assets were as follows:

	Original Amortization Life (in Years)	December 31, 2011		December 31, 2010
In millions		Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Acquired intangible assets
Intellectual property/developed technology	5 to 7	122	(23)	18	(6)
Customer relationships	4 to 10	55	(6)	0	0
Trademarks/trade names	5 to 10	11	(1)	0	0
In-process research and development	5	5	0	0	0
Non-compete agreements	2	1	(1)	0	0

Total	2 to 10	194	(31)	18	(6)

The increase in acquired intangible assets for the twelve months ended December 31, 2011 was primarily due to developed technology, trademark/trade name, customer relationship, in-process research and development (“IPR&D”), and non-compete agreement assets added through the Aprimo and Aster Data acquisitions. The amortization of IPR&D intangible assets acquired as part of the Aster Data acquisition will not begin until the associated product development has been completed, which is currently estimated to be sometime in 2012. Further information on the intangible assets acquired as part of this acquisition is included in Note 12.

The aggregate amortization expense (actual and estimated) for acquired intangible assets for the following periods is:

	Actual 2011	For the year ended (estimated)
In millions		2012	2013	2014	2015	2016
Amortization expense	$25	$30	$29	$29	$27	$19

Note 4 Income Taxes

For the years ended December 31, income before income taxes consisted of the following:

In millions	2011	2010	2009
Income before income taxes
United States	$309	$272	$179
Foreign	172	142	155

Total income before income taxes	$481	$414	$334

For the years ended December 31, income tax expense consisted of the following:

In millions	2011	2010	2009
Income tax expense
Current
Federal	$26	$53	$24
State and local	3	5	4
Foreign	29	14	11
Deferred
Federal	64	35	30
State and local	8	4	4
Foreign	(2)	2	7

Total income tax expense	$128	$113	$80

The following table presents the principal components of the difference between the effective tax rate and the U.S. federal statutory income tax rate for the years ended December 31:

In millions	2011	2010	2009
Income tax expense at the U.S. federal tax rate	35.0%	35.0%	35.0%
Foreign income tax differential	(7.4%)	(8.1%)	(11.0%)
State and local income taxes	1.3%	1.5%	1.0%
U.S. permanent book/tax differences	(1.8%)	(0.9%)	(0.5%)
Other, net	(0.1%)	(0.2%)	(0.5%)

Total income tax expense	27.0%	27.3%	24.0%

The tax rate for the twelve months ended December 31, 2011 included a $4 million tax benefit recorded in the second quarter of 2011 related to the book gain recorded on the Company’s previous equity investment in Aster Data, which was reflected as a permanent non-taxable item. For further information regarding the Company’s acquisition of Aster Data, refer to Note 12. The effective tax rate for the year ended December 31, 2010 included a $5 million tax benefit associated with the recognition of certain foreign net operating loss carryforwards resulting from an audit settlement in the first quarter of 2010. The effective tax rate for the year ended December 31, 2009 included a net tax benefit of a recurring state and local income tax credit that was not recognized in the 2008 income tax rate. The provision for income taxes is based on the pre-tax earnings mix by jurisdiction of Teradata and its subsidiaries under the Company’s current structure.

Deferred income tax assets and liabilities included in the balance sheets at December 31 were as follows:

In millions	2011	2010
Deferred income tax assets
Employee pensions and other liabilities	$47	$47
Other balance sheet reserves and allowances	28	24
Deferred revenue	4	0
Tax loss and credit carryforwards	71	29
Capitalized research and development	28	45

Total deferred income tax assets	178	145

Deferred income tax liabilities
Intangibles and capitalized software	109	42
Property and equipment	23	10
Other	7	4

Total deferred income tax liabilities	139	56

Total net deferred income tax assets	$39	$89

As of December 31, 2011, Teradata had total net operating loss carryforwards in the United States and certain foreign jurisdictions of approximately $66 million (tax effected), which begin to expire in 2012. In addition, Teradata has U.S. foreign tax credit carryforwards of $8 million, which will begin expiring in 2018, and Research and Development Tax Credit carryforwards of $13 million, which begin to expire in 2014. As of December 31, 2011, the Company has recorded $71 million of these tax attributes on its balance sheet as deferred tax assets; the remaining $16 million of deferred tax assets are associated with certain tax attributes acquired from Aprimo and Aster Data, which do not meet the recognition criteria for uncertain tax positions and therefore are not recorded for financial reporting purposes.

The Company’s intention is to permanently reinvest its foreign earnings outside of the United States. As a result, the effective tax rates in the periods presented are largely based upon the pre-tax earnings mix and allocation of certain expenses in various taxing jurisdictions where the Company conducts its business; these jurisdictions apply a broad range of statutory income tax rates. At December 31, 2011 the Company had not provided for federal income taxes on earnings of approximately $728 million from its foreign subsidiaries. Should these earnings be distributed in the form of dividends or otherwise, the Company would be subject to U.S. income taxes and potential withholding taxes in various international jurisdictions. The U.S. taxes would potentially be partially offset by U.S. foreign tax credits. Determination of the amount of unrecognized deferred U.S. tax liability is not practical because of the complexities associated with this hypothetical calculation.

The Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The Company reflects any interest and penalties recorded in connection with its uncertain tax positions as a component of income tax expense.

As of December 31, 2011, the Company’s uncertain tax positions totaled approximately $28 million, of which $12 million is reflected in the “Other liabilities” section of the Company’s balance sheet as a non-current liability. The remaining balance of $16 million of uncertain tax positions relates to certain tax attributes acquired by the Company in the acquisitions of Aprimo and Aster Data in 2011, which are netted against the underlying deferred tax assets recorded on the opening balance sheets under purchase accounting. For further information related to the Company’s acquisitions, refer to Note 12. The entire balance of $28 million in uncertain tax positions would cause a decrease in the effective income tax rate upon recognition. Teradata has recorded $1 million of interest accruals related to its uncertain tax liabilities as of December 31, 2011.

Below is a rollforward of the Company’s liability related to uncertain tax positions at December 31:

In millions	2011	2010
Balance at January 1	$8	$6
Gross increases for prior period tax positions	1	1
Gross decreases for prior period tax positions	0	(1)
Gross increases for current period tax positions	4	2
Increases from acquired businesses	16	0
Decreases relating to settlements with taxing authorities	(1)	0

Balance at December 31	$28	$8

The Company and its subsidiaries file income tax returns in the U.S. federal and various state jurisdictions, as well as numerous foreign jurisdictions. As of December 31, 2011, the examination of the Company’s U.S. federal tax returns for the 2007 and 2008 tax years was completed with no changes to the income tax liability as originally reported in those periods, as well as tax examinations in a limited number of foreign jurisdictions with no material tax assessments. As of December 31, 2011, the Company has ongoing tax audits in a limited number of state and foreign jurisdictions; however, no material adjustments have been made in any of these examinations.

Note 5 Employee Share-based Compensation Plans

The Company recorded stock-based compensation expense for the years ended December 31 as follows:

In millions	2011	2010	2009
Stock options	$14	$12	$11
Restricted stock	21	14	12

Total stock-based compensation before income taxes	35	26	23
Tax benefit	(13)	(10)	(9)

Total stock-based compensation, net of tax	$22	$16	$14

As of December 31, 2011, the Company’s primary types of share-based compensation were stock options, restricted stock and restricted stock units.

Stock Options

The Teradata Corporation 2007 Stock Incentive Plan (the “Teradata SIP”), as amended, provides for the grant of several different forms of stock-based compensation, including stock options to purchase shares of Teradata common stock. The Compensation and Human Resource Committee of Teradata’s Board of Directors had discretion to determine the material terms and conditions of option awards under the Teradata SIP, provided that (i) the exercise price must be no less than the fair market value of Teradata common stock (as defined in the Teradata SIP or otherwise determined by the Teradata Compensation and Human Resource Committee) on the date of grant, (ii) the term must be no longer than ten years, and (iii) in no event shall the normal vesting schedule provide for vesting in less than one year. Option grants generally have a four-year vesting period. A total of 20 million shares were authorized to be issued under the Teradata SIP. New shares of the Company’s common stock are issued as a result of the vesting of restricted stock, restricted stock units and stock option exercises.

For the years ended December 31, 2011, 2010 and 2009, the weighted-average fair value of options granted for Teradata equity awards was $6.78, $13.97 and $10.22, respectively. The fair value of each option award on the grant date was estimated using the Black-Scholes option-pricing model with the following assumptions:

	2011	2010	2009
Dividend yield	0	0	0
Risk-free interest rate	1.63%	1.88%	2.36%
Expected volatility	39.5%	31.4%	31.2%
Expected term (years)	6.3	6.3	6.3

The expected volatility assumption was based on a blend of peer group volatility and Teradata volatility (see Note 1), and the expected term assumption is determined using the simplified method under GAAP, which is based on the vesting period and contractual term for each vesting tranche of awards. The mid-point between the vesting date and the expiration date is used as the expected term under this method. The risk-free interest rate for periods within the contractual life of the option is based on an average of the five-year and seven-year U.S. Treasury yield curve in effect at the time of grant.

The following table summarizes the Company’s stock option activity for the year ended December 31, 2011:

Shares in thousands	Shares Under Option	Weighted- Average Exercise Price per Share	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in millions)
Outstanding at January 1, 2011	8,657	$21.31	7.2	$172
Granted	751	$50.89
Exercised	(1,035)	$15.82
Canceled	(38)	$12.20
Forfeited	(53)	$23.91

Outstanding at December 31, 2011	8,282	$24.71	6.8	$199
Fully vested and expected to vest at December 31, 2011	8,239	$24.65	6.8	$198
Exercisable at December 31, 2011	5,234	$19.95	5.9	$149

The total intrinsic value of options exercised was $38 million in 2011, $34 million in 2010 and $22 million in 2009. Cash received by the Company from option exercises under all share-based payment arrangements was $16 million in 2011, $25 million in 2010 and $19 million in 2009. The tax benefit realized from these exercises was $14 million in 2011, $9 million in 2010 and $6 million in 2009. As of December 31, 2011, there was $34 million of total unrecognized compensation cost related to unvested stock option grants. That cost is expected to be recognized over a weighted-average period of 2.9 years.

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

The following table reports restricted stock and restricted stock unit activity during the year ended December 31, 2011:

Shares in thousands	Number of Shares	Weighted- Average Grant Date Fair Value per Share
Unvested shares at January 1, 2011	1,400	$29.84
Granted	961	$45.19
Vested	(492)	$22.61
Forfeited/canceled	(33)	$34.88

Unvested shares at December 31, 2011	1,836	$39.71

The total fair value of shares vested was $11 million in 2011, $14 million in 2010 and $3 million in 2009. As of December 31, 2011, there was $47 million of unrecognized compensation cost related to unvested restricted stock grants. The unrecognized compensation cost is expected to be recognized over a remaining weighted-average period of 2.4 years.

The following table represents the composition of Teradata restricted stock grants in 2011:

Shares in thousands	Number of Shares	Weighted- Average Grant Date Fair Value
Service-based shares	631	$49.99
Performance-based shares	330	$35.99

Total stock grants	961	$45.19

Other Share-based Plans

The Company’s employee stock purchase program (“ESPP”), effective on October 1, 2007, provides eligible employees of Teradata and its designated subsidiaries an opportunity to purchase the Company’s common stock at a discount to the average of the highest and lowest sale prices on the last trading day of each month. The ESPP discount is 5% of the average market price. As a result, this plan is considered non-compensatory under GAAP. Employees may authorize payroll deductions of up to 10% of eligible compensation for common stock purchases. A total of 4 million shares were authorized to be issued under the ESPP, with approximately 3.0 million shares remaining under that authorization at December 31, 2011. The shares of Teradata Common Stock purchased by a participant on an exercise date (the last day of each month), for all purposes, are deemed to have been issued and sold at the close of business on such exercise date. Prior to that time, none of the rights or privileges of a stockholder exists with respect to such shares. Employees purchased approximately 0.2 million shares in 2011, 0.2 million shares in 2010 and 0.3 million shares in 2009, for approximately $9 million, $7 million and $6 million, respectively.

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

Pension and postemployment benefit costs for the years ended December 31 were as follows:

	2011		2010		2009
In millions	Pension	Postemployment	Pension	Postemployment	Pension	Postemployment
Service cost	$9	$4	$8	$4	$7	$4
Interest cost	4	2	4	2	3	2
Expected return on plan assets	(3)	0	(3)	0	(2)	0
Settlement charge	3	0	0	0	1	0
Employee contributions	(1)	0	(1)	0	(1)	0
Amortization of actuarial loss	1	0	1	0	1	0

Total costs	$13	$6	$9	$6	$9	$6

The underfunded amount of pension and postemployment obligations is recorded as a liability in the Company’s consolidated balance sheet. The following tables present the changes in benefit obligations, plan assets, funded status and the reconciliation of the funded status to amounts recognized in the consolidated balance sheets and in accumulated other comprehensive income at December 31:

	Pension		Postemployment
In millions	2011	2010	2011	2010
Change in benefit obligation
Benefit obligation at January 1	$111	$96	$40	$38
Service cost	8	7	4	4
Interest cost	4	4	2	2
Plan participant contributions	1	1	0	0
Amendments	0	0	0	(1)
Actuarial (gain) loss	(5)	4	(8)	(1)
Benefits paid	(12)	(7)	(6)	(2)
Currency translation adjustments	1	6	1	0

Benefit obligation at December 31	108	111	33	40

Change in plan assets
Fair value of plan assets at January 1	59	45	0	0
Actual return on plan assets	(2)	2	0	0
Company contributions	12	13	0	0
Benefits paid	(12)	(7)	0	0
Currency translation adjustments	1	5	0	0
Plan participant contribution	1	1	0	0

Fair value of plan assets at December 31	59	59	0	0

Funded status (underfunded)	($49)	($52)	($33)	($40)

Amounts Recognized in the Balance Sheet
Current liabilities	$0	($1)	($5)	($6)
Noncurrent liabilities	(49)	(51)	(28)	(34)

Net amounts recognized	($49)	($52)	($33)	($40)

Amounts Recognized in Accumulated Other Comprehensive Income
Net actuarial loss (gain)	$28	$33	($4)	$3
Prior service credit	(3)	(3)	0	0

Total	$25	$30	($4)	$3

The accumulated pension benefit obligation was $100 million at December 31, 2011 and $103 million at December 31, 2010. For pension plans with accumulated benefit obligations in excess of plan assets, the projected benefit obligation, accumulated benefit obligation and fair value of assets were $84 million, $78 million and $35 million, respectively, at December 31, 2011, and $110 million, $102 million and $58 million, respectively, at December 31, 2010.

The following table presents the pre-tax net changes in projected benefit obligations recognized in other comprehensive income during 2011 and 2010:

	Pension		Postemployment
In millions	2011	2010	2011	2010
Actuarial (gain)/loss arising during the year	($1)	$5	($7)	($1)
Amortization of (gain)/loss included in net periodic benefit cost	(1)	(1)	0	0
Prior service credit arising during the year	0	0	0	(1)
Recognition of loss due to settlement	(3)	0	0	0
Foreign currency exchange	1	2	0	0

Total recognized in other comprehensive expense (income)	($4)	$6	($7)	($2)

The following table presents the amounts in accumulated other comprehensive income expected to be recognized as components of net periodic benefit cost during 2012:

In millions	Pension	Postemployment
Net loss/(gain)	$1	$0

Total recognized in other comprehensive loss/(income)	$1	$0

The weighted-average rates and assumptions used to determine benefit obligations at December 31, 2011 and 2010, and net periodic benefit cost for the year ended December 31, 2011 and 2010, were as follows:

	Pension Benefit Obligations		Pension Benefit Cost
	2011	2010	2011	2010
Discount rate	3.7%	3.9%	3.9%	4.2%
Rate of compensation increase	3.3%	3.3%	3.3%	3.3%
Expected return on plan assets	N/A	N/A	4.3%	4.7%

	Postemployment Benefit Obligations		Postemployment Benefit Cost
	2011	2010	2011	2010
Discount rate	4.1%	4.4%	4.4%	4.8%
Rate of compensation increase	3.7%	3.7%	3.7%	3.7%
Involuntary turnover rate	1.5%	2.0%	2.0%	2.0%

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

The discount rate used to determine year-end 2011 U.S. benefit obligations was derived by matching the plans’ expected future cash flows to the corresponding yields from the Citigroup Pension Discount Curve. This yield curve has been constructed to represent the available yields on high-quality fixed-income investments across a broad range of future maturities. International discount rates were determined by examining interest rate levels and trends within each country, particularly yields on high-quality long-term corporate bonds, relative to our future expected cash flows.

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

Plan Assets. The weighted-average asset allocations at December 31, 2011 and 2010, by asset category are as follows:

	Actual Asset Allocation As of December 31		Target Asset Allocation

	2011	2010
Equity securities	39%	41%	39%
Debt securities	33%	38%	37%
Insurance (annuity) contracts	11%	10%	11%
Real estate	5%	5%	3%
Other	12%	6%	10%

Total	100%	100%	100%

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

The following is a description of the valuation methodologies used for pension assets as of December 31, 2011.

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

The following table sets forth by level, within the fair value hierarchy, the pension plan assets at fair value as of December 31, 2011:

		Fair Value Measurements at Reporting Date Using
In Millions	December 31, 2011	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Signficant Unobservable Inputs (Level 3)
Cash/cash equivalents/money market funds	$5	$0	$5	$0
Equity funds	23	0	23	0
Bond/fixed-income funds	19	0	19	0
Real-estate indirect investment	3	0	3	0
Commodities/Other	2	0	2	0
Insurance contracts	7	0	0	7

Total Assets at fair value	$59	$0	$52	$7

The table below sets forth a summary of changes in the fair value of the pension plan level 3 assets for the year ended December 31, 2011:

In Millions	Insurance Contracts
Balance as of January 1, 2011	$6
Purchases, sales and settlements, net	1

Balance as of December 31, 2011	$7

The following table sets forth by level, within the fair value hierarchy, the pension plan assets at fair value as of December 31, 2010:

		Fair Value Measurements at Reporting Date Using
In Millions	December 31, 2010	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Signficant Unobservable Inputs (Level 3)
Cash/cash equivalents/money market funds	$2	$0	$2	$0
Equity funds	24	0	24	0
Bond/fixed-income funds	22	0	22	0
Real-estate indirect investment	3	0	3	0
Commodities/Other	2	0	2	0
Insurance contracts	6	0	0	6

Total Assets at fair value	$59	$0	$53	$6

The table below sets forth a summary of changes in the fair value of the pension plan level 3 assets for the year ended December 31, 2010:

In Millions	Insurance Contracts
Balance as of January 1, 2010	$6
Purchases, sales and settlements, net	0

Balance as of December 31, 2010	$6

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

Cash Flows Related to Employee Benefit Plans

Cash Contributions. The Company expects to contribute approximately $11 million to the international pension plans and $5 million to postemployment benefit obligations in 2012.

Estimated Future Benefit Payments. The Company expects to make the following benefit payments reflecting past and future service from its pension and postemployment plans:

In millions	Pension Benefits	Postemployment Benefits
Year
2012	$8	$5
2013	$8	$5
2014	$7	$5
2015	$8	$5
2016	$8	$4
2017-2021	$41	$19

Savings Plans. U.S. employees and many international employees participate in defined contribution savings plans. These plans generally provide either a specified percent of pay or a matching contribution on participating employees’ voluntary elections. The Company’s matching contributions typically are subject to a maximum percentage or level of compensation. Employee contributions can be made pre-tax, after-tax or a combination thereof. The expense for the U.S. savings plan was $19 million in 2011, $15 million in 2010 and $15 million in 2009. The expense for international subsidiary savings plans was $14 million in 2011, $11 million in 2010 and $10 million in 2009.

Note 7 Derivative Instruments and Hedging Activities

As a portion of the Company’s operations and revenue occur outside the United States and in currencies other than the U.S. dollar, the Company is exposed to potential gains and losses from changes in foreign currency exchange rates. In an attempt to mitigate the impact of currency fluctuations, the Company uses foreign exchange forward contracts to hedge transactional exposures resulting predominantly from foreign currency denominated inter-company receivables and payables. The forward contracts are designated as fair value hedges of specified foreign currency denominated inter-company receivables and payables and generally mature in three months or less. The Company does not hold or issue derivative financial instruments for trading purposes, nor does it hold or issue leveraged derivative instruments. By using derivative financial instruments to hedge exposures to changes in exchange rates, the Company exposes itself to credit risk. The Company manages exposure to counterparty credit risk by entering into derivative financial instruments with highly rated institutions that can be expected to fully perform under the terms of the applicable contracts.

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

The contract notional amount of the Company’s foreign exchange forward contracts was $102 million ($19 million on a net basis) at December 31, 2011, and $91 million ($51 million on a net basis) at December 31, 2010. The fair value derivative assets and liabilities recorded in other current assets and accrued liabilities at December 31, 2011 and 2010, were not material.

Gains and losses from the Company’s fair value hedges (foreign currency forward contracts and related hedged items) were immaterial for the years ended December 31, 2011, 2010 and 2009. Gains and losses from foreign exchange forward contracts are fully recognized each period and reported along with the offsetting gain or loss of the related hedged item, either in cost of products or in other income, depending on the nature of the related hedged item.

Note 8 Commitments and Contingencies

In the normal course of business, the Company is subject to proceedings, lawsuits, claims and other matters, including those that relate to the environment, health and safety, employee benefits, export compliance, intellectual property, tax matters, and other regulatory compliance and general matters, including those described below.

The Company is subject to governmental investigations and requests for information from time to time. As previously reported prior to Teradata’s separation from NCR Corporation (“NCR”), the United States Department of Justice is conducting an investigation regarding the propriety of the Company’s arrangements or understandings with others in connection with certain federal contracts and the adequacy of certain disclosures related to such contracts. The investigation arises in connection with civil litigation in federal district court filed under the qui tam provisions of the civil False Claims Act against a number of information technology companies, including the Company. The complaints against the Company remain under seal. The Company has conducted its analysis of such claims focusing on the propriety of certain transactions under federal programs under which Teradata was a contractor. The Company has shared evidence with the Justice Department of questionable conduct that the Company uncovered, has cooperated with the Justice Department in its investigation, and is in settlement discussions with the government to resolve this matter.

A separate portion of the government’s investigation relates to the adequacy of pricing disclosures made to the government in connection with negotiation of NCR’s General Services Administration Federal Supply Schedule as it relates to Teradata, prior to the Company’s separation from NCR, and to whether certain subsequent price reductions were properly passed on to the government. Both NCR and the Company have participated in this aspect of the investigation, with respect to certain products and services of each, and each will assume financial responsibility for its own exposures, if any, without indemnification from the other.

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

Guarantees and Product Warranties.

Guarantees associated with the Company’s business activities are reviewed for appropriateness and impact to the Company’s financial statements. Periodically, the Company’s customers enter into various leasing arrangements coordinated with a leasing company. In some instances, the Company guarantees the leasing company a minimum value at the end of the lease term on the leased equipment. As of December 31, 2011, the maximum future payment obligation of this guaranteed value and the associated liability balance was $2 million.

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

The following table identifies the activity relating to the warranty reserve for the years ended December 31:

In millions	2011	2010	2009
Warranty reserve liability
Beginning balance at January 1	$6	$5	$6
Accruals for warranties issued	13	14	11
Settlements (in cash or kind)	(13)	(13)	(12)

Balance at end of period	$6	$6	$5

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

In addition, the Company provides its customers with certain indemnification rights. In general, the Company agrees to indemnify the customer if a third party asserts patent or other infringement on the part of the customer for its use of the Company’s products. The Company has indemnification obligations under its charter and bylaws to its officers and directors, and has entered into indemnification agreements with the officers and directors of its subsidiaries. From time to time, the Company also enters into agreements in connection with its acquisition and divesture activities that include indemnification obligations by the Company. The fair value of these indemnification obligations is not readily determinable due to the conditional nature of the Company’s potential obligations and the specific facts and circumstances involved with each particular agreement, and as such the Company has not recorded a liability in connection with these indemnification arrangements. Historically, payments made by the Company under these types of agreements have not had a material effect on the Company’s consolidated financial condition, results of operations or cash flows.

Leases. Teradata conducts certain of its sales and administrative operations using leased facilities, the initial lease terms of which vary in length. Many of the leases contain renewal options and escalation clauses that are not material to the overall lease portfolio. Future minimum operating lease payments and committed subleases under non-cancelable leases as of December 31, 2011, for the following fiscal years were:

In millions	Total Amounts	2012	2013	2014	2015	2016
Operating lease obligations	$50	$19	$13	$8	$6	$4
Sublease rentals	(15)	(3)	(3)	(3)	(3)	(3)
Total committed operating Leases less sublease rentals	$35	$16	$10	$5	$3	$1

The Company’s actual rental expense was $23 million, $17 million and $17 million for the years ended December 31, 2011, 2010 and 2009, respectively. The Company had no contingent rentals for these periods, but received sublease rental income of $3 million, $4 million and $5 million for the years ended December 31, 2011, 2010 and 2009, respectively.

Concentrations of Risk. The Company is potentially subject to concentrations of credit risk on accounts receivable and financial instruments such as hedging instruments, and cash and cash equivalents. Credit risk includes the risk of nonperformance by counterparties. The maximum potential loss may exceed the amount recognized on the balance sheet. Exposure to credit risk is managed through credit approvals, credit limits, selecting major international financial institutions (as counterparties to hedging transactions) and monitoring procedures. Teradata’s business often involves large transactions with customers, and if one or more of those customers were to default in its obligations under applicable contractual arrangements, the Company could be exposed to potentially significant losses. However, management believes that the reserves for potential losses were adequate at December 31, 2011 and 2010.

The Company is also potentially subject to concentrations of supplier risk. Our hardware components are assembled exclusively by Flextronics Corporation. Flextronics procures a wide variety of components used in the manufacturing process on our behalf. Although many of these components are available from multiple sources, Teradata utilizes preferred supplier relationships to better ensure more consistent quality, cost and delivery. Typically, these preferred suppliers maintain alternative processes and/or facilities to ensure continuity of supply. Given the Company’s strategy to outsource its manufacturing activities to Flextronics and to source certain components from single suppliers, a disruption in production at Flextronics or at a supplier could impact the timing of customer shipments and/or Teradata’s operating results.

Note 9 Fair Value Measurements

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

The Company’s assets and liabilities measured at fair value on a recurring basis include money market funds and foreign currency exchange contracts. A portion of the Company’s excess cash reserves are held in money market funds which generate interest income based on the prevailing market rates. Money market funds are included in cash and cash equivalents in the Company’s balance sheet. Money market fund holdings are measured at fair value using quoted market prices and are classified within Level 1 of the valuation hierarchy. When deemed appropriate, the Company minimizes its exposure to changes in foreign currency exchange rates through the use of derivative financial instruments, specifically, forward foreign exchange contracts. The fair value of these contracts are measured at the end of each interim reporting period using observable inputs other than quoted prices, specifically market spot and forward exchange rates. As such, these derivative instruments are classified within Level 2 of the valuation hierarchy. Fair value gains for open contracts are recognized as assets and fair value losses are recognized as liabilities. The fair value derivative assets and liabilities recorded in other current assets and accrued liabilities at December 31, 2011 and 2010, were not material. Any realized gains or losses would be mitigated by corresponding gains or losses on the underlying exposures.

The Company’s assets and liabilities measured at fair value on a recurring basis and subject to fair value disclosure requirements at December 31, 2011 were as follows:

		Fair Value Measurements at Reporting Date Using
In millions	December 31, 2011	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Signficant Unobservable Inputs (Level 3)
Assets
Money market funds	$471	$471	$0	$0

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

Note 10 Debt

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

As of December 31, 2011, the Company had no borrowings outstanding under the Credit Facility, leaving $300 million in additional borrowing capacity available under the Credit Facility.

On April 5, 2011, Teradata obtained a new senior unsecured $300 million five-year term loan. The term loan is payable in quarterly installments, commencing on June 30, 2012, with all remaining principal due on April 5, 2016. The outstanding principal amount of the term loan agreement bears interest at a floating rate based upon a negotiated base rate or a Eurodollar rate plus in each case a margin based on the leverage ratio of the Company. As of December 31, 2011, the term loan principal outstanding was $300 million, and carried an interest rate of 1.31%.

Annual contractual maturities of principal on debt outstanding at December 31, 2011, are as follows:

In millions
2012	$11
2013	$15
2014	$26
2015	$53
2016	$195

Total	$300

Interest expense on borrowings was $4 million for the twelve months ended December 31, 2011, and $0 million for the twelve months ended December 31, 2010 and 2009, respectively.

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

The following table presents regional segment revenue and segment gross margin for the Company for the years ended December 31:

In millions	2011	% of Revenue	2010	% of Revenue	2009	% of Revenue
Revenue
Americas (1)	$1,436	61%	$1,166	60%	$981	57%
EMEA	548	23%	442	23%	430	25%
APJ	378	16%	328	17%	298	18%

Total revenue	2,362	100%	1,936	100%	1,709	100%

Segment gross margin
Americas	837	58%	702	60%	570	58%
EMEA	281	51%	232	52%	230	53%
APJ	175	46%	154	47%	138	46%

Total gross margin	1,293	55%	1,088	56%	938	55%

Selling, general and administrative expenses	663	28%	526	27%	483	28%
Research and development expenses	174	7%	147	8%	117	7%

Total income from operations	$456	19%	$415	21%	$338	20%

(1)	The Americas region includes revenue from the United States of $1,315 million in 2011, $1,059 million in 2010 and $871 million in 2009.

The following table presents revenue by product and services revenue for the Company for the years ended December 31:

In millions	2011	2010	2009
Products (software and hardware)(1)	$1,122	$933	$772
Consulting services	695	536	497
Maintenance services	545	467	440

Total services	1,240	1,003	937

Total revenue	$2,362	$1,936	$1,709

(1)

Our data warehousing software and hardware products are often sold and delivered together in the form of a “node” of capacity as an integrated technology solution. Accordingly, it is impracticable to provide the breakdown of revenue from various types of software and hardware products.

The following table presents property and equipment by geographic area at December 31:

In millions	2011	2010
United States	$100	$87
Americas (excluding United States)	3	2
EMEA	4	4
APJ	13	12

Property and equipment, net	$120	$105

Concentrations. No single customer accounts for more than 10% of the Company’s revenue. As of December 31, 2011, the Company is not aware of any significant concentration of business transacted with a particular customer that could, if suddenly eliminated, have a material adverse effect on the Company’s operations. The Company also has no concentration of available sources of labor, services, licenses or other rights that could, if suddenly eliminated, have a material adverse effect on its operations.

Note 12 Business Combinations

Aprimo, Inc.

On January 21, 2011, Teradata completed its acquisition of 100 percent of the stock of Aprimo, pursuant to an Agreement and Plan of Merger, dated December 21, 2010. Aprimo is a global provider of integrated marketing software solutions. Aprimo has been integrated into Teradata’s operations, and the Aprimo organization now supports Teradata’s applications strategy, including development, marketing, sales and services. The purpose of this acquisition was to advance Teradata’s position in integrated marketing management, building on Aprimo’s established and well-positioned business. Aprimo’s operations have been integrated into, and its actual results are reflected in, the Company’s three geographic operating regions.

The aggregate consideration payable with respect to all of the outstanding stock and equity interests (including all outstanding warrants, stock options and restricted stock units) of Aprimo in the acquisition was $525 million in cash, subject to potential adjustments for certain of Aprimo’s indemnification obligations under the merger agreement. The purchase price was funded in part by using existing U.S. cash, and in part by drawing-down in full the Company’s Credit Facility. Additionally, for the twelve months ended December 31, 2011, Teradata recognized approximately $3 million in acquisition-related expenses, which were recorded as General and Administrative expenses.

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

Our purchase price allocation for Aprimo is as follows.

In millions
Cash and cash equivalents	$26
Accounts receivables	22
Goodwill	386
Intangible assets	123
Other assets	5
Deferred revenue	(25)
Other liabilities	(12)

Total purchase price	$525

Valuations of Intangible Assets Acquired

The following table sets forth the components of intangible assets acquired in connection with the Aprimo acquisition:

Dollars in millions	Fair Value	Weighted Average Useful Life
Customer relationships - subscription, hosting, maintenance and perpetual software	$37	10 years
Customer relationships - professional services	15	6 years
Developed technology	61	7 years
Trademarks/trade names	10	10 years

Total intangible assets	$123	8 years

Aster Data Systems

On April 5, 2011, Teradata completed its acquisition of all remaining equity of Aster Data, pursuant to an Agreement and Plan of Merger, dated March 2, 2011. Aster Data is a market leader in advanced analytics and the management of diverse, multi-structured data. The combination of Teradata and Aster Data technologies enables businesses to perform better analytics on large sets of multi-structured data, also known as “big data.”

The aggregate consideration with respect to all of the outstanding stock and equity interests (including all outstanding warrants and vested stock options) of Aster Data was $259 million. The aggregate consideration excluded the value of Teradata’s pre-existing 11.2% equity investment in Aster Data. On April 5, 2011, the fair value of Teradata’s previous 11.2% equity interest in Aster Data was $36 million. Teradata recorded a gain of $11 million related to this existing equity interest in Aster Data, and that gain was recorded in other income and (expense) in the Consolidated Statements of Income. Additionally, for the twelve months ended December 31, 2011, Teradata recognized approximately $4 million in acquisition-related expenses, which were recorded primarily as General and Administrative expenses.

Teradata financed the acquisition of Aster Data using a portion of the funds from a new $300 million five-year, unsecured term loan, which closed on April 5, 2011. Further information on the term loan is included in Note 10.

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

Our purchase price allocation for Aster Data is as follows.

In millions
Cash and cash equivalents	$14
Goodwill	221
Intangible assets	50
Other assets	13
Deferred revenue	(3)

Total purchase price	$295

The difference between the total purchase price and the cash consideration paid represents the fair value of the Company’s previous equity investment in Aster Data.

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

Unaudited Supplemental Financial Information

The following table presents the amounts of Aprimo and Aster Data revenue and income included in Teradata’s condensed consolidated results of operations for the twelve months ended December 31, 2011 (from their respective dates of acquisition), as well as unaudited pro forma results of Teradata (including Aprimo and Aster Data) for the twelve month periods ended December 31, 2011 and December 31, 2010, had both acquisitions been completed on January 1, 2010. The unaudited pro forma financial information is presented for informational purposes only and is not indicative of the results of operations that would have been achieved if the acquisitions had taken place at the beginning of fiscal 2010.

In millions	Revenue	Net Income
Actual impact of Aprimo and Aster Data results for the twelve months ended December 31, 2011	$72	($13)
Pro forma condensed combined results for the twelve months ended December 31, 2011	$2,387	$357
Pro forma condensed combined results for the twelve months ended December 31, 2010	$2,007	$250

The unaudited pro forma results for the twelve months ended December 31, 2011 include:

•	$5 million in additional amortization charges for acquired intangible assets,

•

$17 million in additional revenue and $1 million in additional cost of revenue assuming that the majority of the required acquisition accounting-related revenue eliminations had taken place in the prior-year period, and

•	$22 million in eliminated transaction and integration expenses as if certain of those costs had been recognized in the prior-year period.

The unaudited pro forma results for the twelve months ended December 31, 2010 include:

•	$25 million in additional amortization charges for acquired intangible assets,

•	$20 million in elimination of deferred revenue recognition and $4 million in associated elimination of deferred cost of revenue for which there was no further performance obligation, and

•	$22 million in transaction and integration expenses associated with the acquisition.

Other Activity

On May 24, 2011, the Company completed the sale of an equity investment in Pliant Technology, Inc. The Company received proceeds of $30 million and recognized a net gain of $17 million on the transaction. The gain was recorded in other income and (expense) in the Consolidated Statements of Income.

Note 13 Quarterly Information (unaudited)

In millions, except per share amounts	First	Second	Third	Fourth
2011
Total revenues	$506	$581	$602	$673
Gross margin	$275	$316	$328	$374
Operating income	$91	$110	$122	$133
Net income	$65	$103	$87	$98
Net income per share:
Basic	$0.39	$0.61	$0.52	$0.59
Diluted	$0.38	$0.60	$0.51	$0.57

2010
Total revenues	$429	$470	$489	$548
Gross margin	$236	$268	$279	$305
Operating income	$86	$106	$106	$117
Net income	$67	$74	$75	$85
Net income per share:
Basic	$0.40	$0.44	$0.45	$0.51
Diluted	$0.39	$0.44	$0.44	$0.50

Item 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

Item 9A.	CONTROLS AND PROCEDURES

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

Based on their evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective to provide reasonable assurance as of December 31, 2011.

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

Management assessed the effectiveness of Teradata’s internal control over financial reporting as of the end of the period covered by this report. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control – Integrated Framework. Based on our assessment and those criteria, management concluded that Teradata’s internal control over financial reporting was effective as of December 31, 2011.

Teradata’s independent registered public accounting firm has issued their report on the effectiveness of Teradata’s internal control over financial reporting, which appears in this Annual Report.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the last fiscal quarter ended December 31, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	OTHER INFORMATION

None.

PART III

Item 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information required to be included in Part III Item 10 is set forth under the captions “Election of Directors” and “Additional Information Concerning the Board of Directors” in Teradata’s Notice of Annual Meeting of Stockholders and Proxy Statement to be filed with the SEC within 120 days after the end of our fiscal 2011 year (the “2012 Proxy Statement”) and is incorporated herein by reference. The information under the heading “Executive Officers of the Registrant” in Part I Item 1 of this Annual Report on Form 10-K is also incorporated by reference in this section.

Item 11.	EXECUTIVE COMPENSATION

Information required to be included in Part III Item 11 is set forth under the captions “Director Compensation,” “Compensation Discussion and Analysis,” “Compensation Tables,” “Potential Payments Upon Termination or Change in Control,” “Compensation and Human Resource Committee” and “Board Compensation and Human Resource Committee Report on Executive Compensation” in Teradata’s 2012 Proxy Statement and incorporated herein by reference.

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information required to be included in Part III Item 12 is set forth under the captions “Stock Ownership” and “Current Equity Compensation Plan Information” in Teradata’s 2012 Proxy Statement and incorporated herein by reference.

Item 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information required to be included in Part III Item 13 is set forth under the captions “Related Person Transactions” and “Board Independence and Related Transactions” in Teradata’s 2012 Proxy Statement and incorporated herein by reference.

Item 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

Information required to be included in Part III Item 14 is set forth under the caption “Fees Paid to Independent Registered Public Accounting Firm” in Teradata’s 2012 Proxy Statement and incorporated herein by reference.

PART IV

Item 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a) Index

1. Financial Statements: The consolidated financial statements of the Company and the Report of Independent Registered Public Accounting Firm as set forth in Part II, Item 8 of this Annual Report:

2. Financial Statement Schedule: Financial Statement Schedule II – Valuation and Qualifying Accounts is included in this Annual Report on page 84. All other schedules are not required under the related instructions or are not applicable.

3. Exhibits: See Index of Exhibits below for a listing of all exhibits to this Annual Report.

(b) Exhibits identified in parentheses below, on file with the SEC, are incorporated herein by reference as exhibits hereto.

Reference Number per Item 601 of Regulation S-K	Description
2.1	Form of Separation and Distribution Agreement between Teradata Corporation and NCR Corporation (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K dated September 11, 2007).

2.2	Agreement and Plan of Merger among Teradata Corporation, Aprimo, Inc. and TDC Merger Sub, Inc. dated as of December 21, 2010 (incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K dated January 24, 2011).

2.3	Agreement and Plan of Merger, dated March 2, 2011, by and among Teradata Corporation, Oakland Merger Corporation, Aster Data Systems, Inc. and certain other parties thereto (incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K filed on April 6, 2011).

3.1	Amended and Restated Certificate of Incorporation of Teradata Corporation as amended and restated on September 24, 2007 (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K dated September 25, 2007).

3.2	Second Amended and Restated Bylaws of Teradata Corporation, as amended and restated on
December 2, 2008 (incorporated by reference to Exhibit 3.2 to the Current Report on Form 8-K dated December 8, 2008).

4.1	Common Stock Certificate of Teradata Corporation (incorporated by reference to Exhibit 4.1 to the Quarterly Report on Form 10-Q dated November 13, 2007).

10.1	Form of Tax Sharing Agreement between Teradata Corporation and NCR Corporation (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by NCR Corporation on
September 25, 2007).

10.2	Form of Interim Services and Systems Replication Agreement between Teradata Corporation and NCR Corporation (incorporated by reference to Exhibit 10.2 to the Registration Statement on Form 10 dated August 21, 2007 (the “Registration Statement on Form 10”)).

10.3	Form of Employee Benefits Agreement between Teradata Corporation and NCR Corporation (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed by NCR Corporation on September 25, 2007).

10.4	Form of Exclusive Patent Agreement (incorporated by reference to Exhibit 10.4 to the Registration Statement on Form 10).

10.5	Form of Patent License Agreement (incorporated by reference to Exhibit 10.5 to the Registration Statement on Form 10).

10.6	Form of Technology Agreement (incorporated by reference to Exhibit 10.6 to the Registration Statement on Form 10).

10.7*	Teradata Corporation Employee Stock Purchase Plan (incorporated by reference to Exhibit 4.1 to the Registration Statement on Form S-8 dated September 28, 2007).

10.7.1*	First Amendment to Teradata Corporation Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.7 to the Quarterly Report on Form 10-Q dated August 14, 2008).

10.7.2*	Second Amendment to Teradata Corporation Employee Stock Purchase Plan, effective as of April 1, 2011 (incorporated by reference to Exhibit 10.4 to the Quarterly Report on Form 10-Q dated August 8, 2011).

10.8*	Teradata Corporation Management Incentive Plan (incorporated by reference to Exhibit 10.9 to the Registration Statement on Form 10).

10.9*	Amended and Restated Teradata Change in Control Severance Plan, dated October 7, 2008 (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K dated October 13, 2008).

10.10*	Amended and Restated Teradata Corporation 2007 Stock Incentive Plan, dated February 3, 2009 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K dated February 9, 2009).

10.11*	Form of Stock Option Agreement under the Teradata Corporation 2007 Stock Incentive Plan for awards granted in 2007 (incorporated by reference to Exhibit 10.11 to the Registration Statement on Form 10).

10.11.1*	Form of 2008 Stock Option Agreement under the Teradata Corporation 2007 Stock Incentive Plan (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K dated November 30, 2007).

10.11.2*	Form of 2007 Restricted Stock Unit Agreement under the Teradata Corporation 2007 Stock Incentive Plan (incorporated by reference to Exhibit 10.11.2 to the Annual Report on Form 10-K dated March 3, 2008).

10.11.3*	Form of 2008 Restricted Stock Unit Agreement under the Teradata Corporation 2007 Stock Incentive Plan (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K dated November 30, 2007).

10.11.4*	Form of 2007 Performance Based Restricted Stock Unit Agreement under the Teradata 2007 Stock Incentive Plan (incorporated by reference to Exhibit 10.11.4 to the Annual Report on Form 10-K dated March 3, 2008).

10.11.5*	Form of Performance-Based Restricted Stock Agreement under the Teradata 2007 Stock Incentive Plan (incorporated by reference to Exhibit 10.15 to the Teradata Corporation Registration Statement filed on Amendment No. 2 to Form 10 dated August 21, 2007).

10.11.6*	Form of 2008 Performance-Based Restricted Stock Unit Agreement under the Teradata Corporation 2007 Stock Incentive Plan (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K dated
November 30, 2007).

10.11.7*	Amendment to form of Restricted Stock Unit and Performance-Based Restricted Stock Unit Agreements under the Amended and Restated Teradata Corporation 2007 Stock Incentive Plan (incorporated by reference to Exhibit 10.5 to the Current Report on Form 8-K dated October 13, 2008).

10.11.8*	Form of 2011 Performance-Based Restricted Stock Unit Agreement under the Teradata Corporation 2007 Stock Incentive Plan, approved on November 29, 2010 (incorporated by reference to Exhibit 10.11.8 to the Annual Report on
Form 10-K dated March 1, 2011).

10.11.9*	Form of 2012 Performance-Based Restricted Stock Unit Agreement under the Teradata Corporation 2007 Stock Incentive Plan, approved on November 28, 2011.

10.11.10*	Form of Stock Option Agreement Under the Teradata Corporation 2007 Stock Incentive Plan (Non-Statutory Stock Option), approved on December 2, 2008 (incorporated by reference to Exhibit 10.11.8 to the Annual Report on Form 10-K dated March 2, 2009).

10.11.11*	Form of Stock Option Agreement Under the Teradata Corporation 2007 Stock Incentive Plan (Non-Statutory Stock Option), approved on November 29, 2010 (incorporated by reference to Exhibit 10.11.10 to the Annual Report on
Form 10-K dated March 1, 2011).

10.11.12*	Form of Restricted Stock Unit Agreement Under the Teradata Corporation 2007 Stock Incentive Plan, approved on December 2, 2008 (incorporated by reference to Exhibit 10.11.9 to the Annual Report on Form 10-K
dated March 2, 2009).

10.11.13*	Form of Restricted Stock Unit Agreement Under the Teradata Corporation 2007 Stock Incentive Plan, approved on November 29, 2010 (incorporated by reference to Exhibit 10.11.12 to the Annual Report on Form 10-K dated
March 1, 2011).

10.11.14*	Form of 2007 Director Option Grant Statement (Non-Statutory Stock Option) (incorporated by reference to Exhibit 10.11.6 to the Annual Report on Form 10-K dated March 3, 2008).

10.11.15*	Form of 2007 Director Restricted Stock Unit Grant Statement (incorporated by reference to Exhibit 10.11.7 to the Annual Report on Form 10-K dated March 3, 2008).

10.11.16*	Teradata Corporation Director Compensation Program, Amended and Restated effective April 26, 2011 (incorporated by reference to Exhibit 10.5 to the Quarterly Report on Form 10-Q dated August 8, 2011).

10.11.17*	Form of 2008 Director Option Grant Statement (Non-Statutory Stock Option) under the Teradata Corporation 2007 Stock Incentive Plan (incorporated by reference to Exhibit 10.5 to the Quarterly Report on Form 10-Q dated
May 15, 2008).

10.11.18*	Form of 2008 Director Restricted Stock Unit Grant Statement under the Teradata Corporation 2007 Stock Incentive Plan (incorporated by reference to Exhibit 10.6 to the Quarterly Report on Form 10-Q dated May 15, 2008).

10.12	Form of Master Agreement between Teradata Corporation and NCR Corporation for enterprise data warehousing sales and support (incorporated by reference to Exhibit 10.16 to the Registration Statement on Form 10, as amended, dated August 21, 2008, (the “Registration Statement on Form 10”)).

10.13	Form of Network Support Agreement between Teradata Corporation and NCR Corporation (incorporated by reference to Exhibit 10.17 to the Registration Statement on Form 10).

10.14	Form of Service Provider Agreement between Teradata Corporation and NCR Corporation (incorporated by reference to Exhibit 10.18 to the Registration Statement on Form 10).

10.15	Form of Master Reseller Agreement between Teradata Corporation and NCR Corporation for Middle East and Africa (incorporated by reference to Exhibit 10.19 to the Registration Statement on Form 10).

10.16*	Offer Letter to Michael Koehler (incorporated by reference to Exhibit 10.20 to the Registration Statement on Form 10).

10.16.1*	Amendment to the Offer Letter from Teradata Corporation to Michael Koehler, dated October 7, 2008 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K dated October 13, 2008).

10.17	Purchase and Manufacturing Services Agreement, effective April 27, 1998, by and between NCR Corporation and Solectron Corporation, now known as Flextronics International Ltd. (filed as Exhibit 10.1 to NCR Corporation’s Form 10-Q (SEC File No. 001-00395) for the fiscal quarter ended June 30, 1998 and incorporated herein by reference).

10.17.1	Amendment No. 1 to Purchase and Manufacturing Services Agreement, dated January 29, 2000, between NCR Corporation and Solectron Corporation (incorporated by reference to Exhibit 10.19 to the Registration Statement on Form 10).

10.18*	Offer Letter to Stephen Scheppmann (incorporated by reference to Exhibit 10.23 to the Registration Statement on Form 10).

10.18.1*	Amendment to the Offer Letter from Teradata Corporation to Stephen Scheppmann, dated October 7, 2008 (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K dated October 13, 2008).

10.19	Credit Agreement, dated as of October 1, 2007 between Teradata Corporation, Bank of America, N.A., as Administrative Agent, and the lenders party thereto from time to time (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K dated October 3, 2007).

10.20*	Offer Letter from Teradata Corporation to Robert Fair dated September 20, 2007 (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K dated February 9, 2009).

10.20.1*	Amendment to the Offer Letter from Teradata Corporation to Robert Fair effective December 31, 2008 (incorporated by reference to Exhibit 10.5 to the Current Report on Form 8-K dated February 9, 2009).

10.21*	Offer Letter from Teradata Corporation to Daniel Harrington dated September 20, 2007 (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K dated February 9, 2009).

10.21.1*	Amendment to the Offer Letter from Teradata Corporation to Daniel Harrington effective December 31, 2008 (incorporated by reference to Exhibit 10.6 to the Current Report on Form 8-K dated February 9, 2009).

10.22*	Offer Letter from Teradata Corporation to Bruce Langos dated September 20, 2007 (incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K dated February 9, 2009).

10.22.1*	Amendment to the Offer Letter from Teradata Corporation to Bruce Langos effective December 31, 2008 (incorporated by reference to Exhibit 10.7 to the Current Report on Form 8-K dated February 9, 2009).

10.23	Term Loan Agreement dated April 5, 2011 among Teradata Corporation, JPMorgan Chase Bank, N.A., as Administrative Agent, Bank of America, N.A., as Syndication Agent, and the other lenders party thereto (incorporated by reference to Exhibit 1.1 to the Current Report on Form 8-K filed on April 6, 2011), including Exhibits A-F thereto (incorporated by reference to Exhibit 10.3 to the Quarterly Report on Form 10-Q filed on May 6, 2011).

21	Subsidiaries of Teradata Corporation.

23.1	Consent of Independent Registered Public Accounting Firm.

31.1	Certification pursuant to Rule 13a-14(a) dated February 29, 2012.

31.2	Certification pursuant to Rule 13a-14(a) dated February 29, 2012.

32	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 dated February 29, 2012.

101	Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Consolidated Statement of Income for the twelve month periods ended December 31, 2011, 2010 and 2009, (ii) the Consolidated Balance Sheet at December 31, 2011 and 2010, (iii) the Consolidated Statement of Cash Flows for the twelve months ended December 31, 2011, 2010 and 2009, (iv) the Consolidated Statement of Changes in Stockholders’ Equity for the twelve month periods ended December 31, 2011, 2010 and 2009, (v) Financial Statement Schedule II, and (vi) the notes to the Condensed Consolidated Financial Statements.

*	Management contracts or compensatory plans, contracts or arrangements.

TERADATA CORPORATION

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

(In millions)

Column A	Column B	Column C		Column D	Column E
Description	Balance at Beginning of Period	Additions Charged to Costs & Expenses	Charged to Other Accounts	Deductions	Balance at End of Period
Allowance for doubtful accounts
Year ended December 31, 2011	$9	$5	$0	$1	$13
Year ended December 31, 2010	$9	$0	$0	$0	$9
Year ended December 31, 2009	$11	$1	$0	$3	$9

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TERADATA CORPORATION

Date: February 29, 2012	By:	/s/ Stephen M. Scheppmann
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

Date: February 29, 2012