Form 10-Q
period 2012-03-31
TERADATA CORP /DE/
filed 2012-05-04
CIK 816761

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

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

At April 27, 2012, the registrant had approximately 168.7 million shares of common stock outstanding.

PART I—FINANCIAL INFORMATION

Part 1—FINANCIAL INFORMATION

Item 1.	Financial Statements.

Teradata Corporation

Condensed Consolidated Statements of Income (Unaudited)

	Three Months Ended March 31,
In millions, except per share amounts	2012	2011
Revenue
Product revenue	$308	$235
Service revenue	305	271

Total revenue	613	506

Costs and operating expenses
Cost of products	103	79
Cost of services	172	152
Selling, general and administrative expenses	165	150
Research and development expenses	46	34

Total costs and operating expenses	486	415

Income from operations	127	91
Other (expense) income, net	(1)	(1)

Income before income taxes	126	90
Income tax expense	35	25

Net income	$91	$65

Net income per weighted average common share
Basic	$0.54	$0.39
Diluted	$0.53	$0.38
Weighted average common shares outstanding
Basic	167.9	168.4
Diluted	171.6	171.8

See Notes to Condensed Consolidated Financial Statements (Unaudited).

Teradata Corporation

Condensed Consolidated Statements of Comprehensive Income (Unaudited)

	Three Months Ended March 31,
In millions, except per share amounts	2012	2011
Net income	$91	$65
Other comprehensive income:
Foreign currency translation adjustments	5	2

Defined benefit plans:
Reclassification of net gain/(loss) recognized in net periodic benefit cost, before tax	0	2
Defined benefit plan adjustment, tax portion	0	0

Defined benefit plan adjustment, net of tax	0	2

Other comprehensive income	5	4

Comprehensive income	$96	$69

See Notes to Condensed Consolidated Financial Statements (Unaudited).

Teradata Corporation

Condensed Consolidated Balance Sheets (Unaudited)

	March 31,	December 31,
In millions, except per share amounts	2012	2011
Assets
Current Assets
Cash and cash equivalents	$978	$772
Accounts receivable, net	499	494
Inventories	54	61
Other current assets	83	85

Total current assets	1,614	1,412
Property and equipment, net	122	120
Capitalized software, net	145	140
Goodwill	743	742
Acquired intangible assets	156	163
Deferred income taxes	16	28
Other assets	16	11

Total assets	$2,812	$2,616

Liabilities and stockholders’ equity
Current liabilities
Accounts payable	$97	$97
Payroll and benefits liabilities	111	169
Deferred revenue	454	339
Other current liabilities	83	90

Total current liabilities	745	695
Long-term debt	286	290
Pension and other postemployment plan liabilities	77	77
Other liabilities	64	60

Total liabilities	1,172	1,122

Commitments and contingencies (Note 7)
Stockholders’ equity
Preferred stock: par value $0.01 per share, 100.0 shares authorized, no shares issued and outstanding at March 31, 2012 and December 31, 2011	0	0
Common stock: par value $0.01 per share, 500.0 shares authorized, 188.0 and 186.6 shares issued at March 31, 2012 and December 31, 2011, respectively	2	2
Paid-in capital	815	765
Treasury stock: 19.3 shares at March 31, 2012 and December 31, 2011, respectively	(526)	(526)
Retained earnings	1,328	1,237
Accumulated other comprehensive income	21	16

Total stockholders’ equity	1,640	1,494

Total liabilities and stockholders’ equity	$2,812	$2,616

See Notes to Condensed Consolidated Financial Statements (Unaudited).

Teradata Corporation

Condensed Consolidated Statements of Cash Flows (Unaudited)

	Three Months Ended March 31,
In millions	2012	2011
Operating activities
Net income	$91	$65
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	30	21
Stock-based compensation expense	11	9
Excess tax benefit from stock-based compensation	(17)	(3)
Deferred income taxes	13	6
Changes in assets and liabilities:
Receivables	(5)	(43)
Inventories	7	(1)
Current payables and accrued expenses	(43)	(49)
Deferred revenue	116	113
Other assets and liabilities	(11)	(12)

Net cash provided by operating activities	192	106

Investing activities
Expenditures for property and equipment	(12)	(8)
Additions to capitalized software	(18)	(19)
Business acquisitions and other investing activities, net	0	(499)

Net cash used in investing activities	(30)	(526)

Financing activities
Proceeds from long-term borrowings	0	300
Excess tax benefit from stock-based compensation	17	3
Other financing activities, net	24	8

Net cash provided by financing activities	41	311

Effect of exchange rate changes on cash and cash equivalents	3	4

Increase (decrease) in cash and cash equivalents	206	(105)
Cash and cash equivalents at beginning of period	772	883

Cash and cash equivalents at end of period	$978	$778

See Notes to Condensed Consolidated Financial Statements (Unaudited).

Notes to Condensed Consolidated Financial Statements (Unaudited)

1. Basis of Presentation

These statements have been prepared pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”) and, in accordance with those rules and regulations, do not include all information and footnote disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). In the opinion of management, the condensed consolidated financial statements reflect all adjustments, consisting only of normal recurring adjustments, necessary to fairly state the results of operations, financial position and cash flows of Teradata Corporation (“Teradata” or the “Company”) for the interim periods presented herein. The year-end 2011 condensed consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by GAAP. The preparation of condensed consolidated financial statements in conformity with GAAP requires management to make use of estimates and assumptions that affect the reported amounts and disclosures. Actual results may vary from these estimates.

These condensed consolidated interim financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in Teradata’s most recent Annual Report on Form 10-K for the fiscal year ended December 31, 2011 (the “2011 Annual Report”). The results of operations for any interim period are not necessarily indicative of the results of operations to be expected for the full year.

2. New Accounting Pronouncements

Comprehensive Income. In June 2011, the Financial Accounting Standards Board (“FASB”) issued new guidance regarding the disclosure of comprehensive income. Under the new guidance, an entity will have the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In both choices, an entity will be required to present each component of net income along with total net income, each component of other comprehensive income along with a total for other comprehensive income, and a total amount for comprehensive income. This update will eliminate the option to present the components of other comprehensive income as part of the statement of changes in stockholders’ equity. Additionally, entities will be required to present on the face of the financial statements reclassification adjustments for items that are reclassified from other comprehensive income to net income. The amendments in this update do not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income. Portions of this new guidance were made effective for fiscal years, and interim periods, beginning after December 15, 2011, with amendments applied retrospectively. The Company adopted the effective portions of the new disclosure guidance as of January 1, 2012.

3. Supplemental Financial Information

	As of
	March 31,	December 31,
In millions	2012	2011
Inventories
Finished goods	$33	$41
Service parts	21	20

Total inventories	$54	$61

4. Goodwill and Acquired Intangible Assets

The following table identifies the activity relating to goodwill by operating segment:

In millions	Balance December 31, 2011	Additions	Currency Translation Adjustments	Balance March 31, 2012
Goodwill
Americas	$543	$0	$2	$545
EMEA	120	0	1	121
APJ	79	0	(2)	77

Total goodwill	$742	$0	$1	$743

The only changes in goodwill for the three months ended March 31, 2012 were due to changes in foreign currency exchange rates.

Acquired intangible assets were specifically identified when acquired, and are deemed to have finite lives. The gross carrying amount and accumulated amortization for Teradata’s acquired intangible assets were as follows:

	Original Amortization Life (in Years)	March 31, 2012		December 31, 2011
In millions		Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Acquired intangible assets
Intellectual property/developed technology	5 to 7	122	(28)	122	(23)
Customer relationships	4 to 10	55	(8)	55	(6)
Trademarks/trade names	5 to 10	11	(1)	11	(1)
In-process research and development	5	5	0	5	0
Non-compete agreements	2	1	(1)	1	(1)

Total	2 to 10	194	(38)	194	(31)

The aggregate amortization expense (actual and estimated) for acquired intangible assets for the following periods is as follows:

	Three Months Ended March 31, 2012	For the year ended (estimated)
In millions		2012	2013	2014	2015	2016
Amortization expense	$7	$29	$29	$29	$27	$19

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

The effective tax rate was 28% for both the three months ended March 31, 2012 and March 31, 2011. There were no material discrete tax items reflected in the effective tax rate for the three months ended March 31, 2012 and March 31, 2011.

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

The contract notional amount of the Company’s foreign exchange forward contracts was $88 million ($36 million on a net basis) at March 31, 2012, and $102 million ($19 million on a net basis) at December 31, 2011. The fair value derivative assets and liabilities recorded in other current assets and accrued liabilities at March 31, 2012 and December 31, 2011, were not material.

Gains and losses from the Company’s fair value hedges (foreign currency forward contracts and related hedged items) were immaterial for the three months ended March 31, 2012 and March 31, 2011. Gains and losses from foreign exchange forward contracts are fully recognized each period and reported along with the offsetting gain or loss of the related hedged item, either in cost of products or in other income, depending on the nature of the related hedged item.

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

Guarantees and Product Warranties. Guarantees associated with the Company’s business activities are reviewed for appropriateness and impact to the Company’s financial statements. Periodically, the Company’s customers enter into various leasing arrangements coordinated with a leasing company. In some instances, the Company guarantees the leasing company a minimum value at the end of the lease term on the leased equipment. As of March 31, 2012, the maximum future payment obligation of this guaranteed value and the associated liability balance was $3 million.

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

The following table identifies the activity relating to the warranty reserve for the three months ended March 31:

In millions	2012	2011
Warranty reserve liability
Beginning balance at January 1	$6	$6
Provisions for warranties issued	4	3
Settlements (in cash or in kind)	(3)	(4)

Balance at March 31	$7	$5

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

The Company’s assets and liabilities measured at fair value on a recurring basis include money market funds and foreign currency exchange contracts. A portion of the Company’s excess cash reserves are held in money market funds which generate interest income based on the prevailing market rates. Money market funds are included in cash and cash equivalents in the Company’s balance sheet. Money market fund holdings are measured at fair value using quoted market prices and are classified within Level 1 of the valuation hierarchy. When deemed appropriate, the Company minimizes its exposure to changes in foreign currency exchange rates through the use of derivative financial instruments, specifically, forward foreign exchange contracts. The fair value of these contracts are measured at the end of each interim reporting period using observable inputs other than quoted prices, specifically market spot and forward exchange rates. As such, these derivative instruments are classified within Level 2 of the valuation hierarchy. Fair value gains for open contracts are recognized as assets and fair value losses are recognized as liabilities. The fair value derivative assets and liabilities recorded in other current assets and accrued liabilities at March 31, 2012 and December 31, 2011, were not material. Any realized gains or losses would be mitigated by corresponding gains or losses on the underlying exposures.

The Company’s assets and liabilities measured at fair value on a recurring basis and subject to fair value disclosure requirements at March 31, 2012 were as follows:

		Fair Value Measurements at Reporting Date Using
In millions	March 31, 2012	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Signficant Unobservable Inputs (Level 3)
Assets
Money market funds	$597	$597	$0	$0

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

9. Debt

Teradata’s five-year revolving credit agreement (the “Credit Facility”), under which the Company may borrow up to $300 million ends on September 30, 2012, at which point any remaining outstanding borrowings would be due for repayment. The interest rate charged on borrowings pursuant to the Credit Facility can vary depending on the interest rate option the Company chooses to utilize and the Company’s leverage ratio at the time of the borrowing. In the near term, Teradata would anticipate choosing a floating rate based on the London Interbank Offered Rate (“LIBOR”). The Credit Facility is unsecured and contains certain representations and warranties, conditions, affirmative, negative and financial covenants, and events of default customary for such facilities. The Company is currently negotiating for a new credit facility and expects to have it in place by September 2012.

As of March 31, 2012, the Company had no borrowings outstanding under the Credit Facility, leaving $300 million in additional borrowing capacity available under the Credit Facility.

Teradata’s senior unsecured $300 million five-year term loan is payable in quarterly installments, commencing on June 30, 2012, with all remaining principal due in April 2016. The outstanding principal amount of the term loan agreement bears interest at a floating rate based upon a negotiated base rate or a Eurodollar rate plus in each case a margin based on the leverage ratio of the Company. As of March 31, 2012, the term loan principal outstanding was $300 million, and carried an interest rate of 1.25%.

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

The components of basic and diluted earnings per share are as follows:

	Three Months Ended March 31,
In millions, except per share amounts	2012	2011
Net income available for common stockholders	$91	$65

Weighted average outstanding shares of common stock	167.9	168.4
Dilutive effect of employee stock options and restricted stock	3.7	3.4

Common stock and common stock equivalents	171.6	171.8

Earnings per share:
Basic	$0.54	$0.39
Diluted	$0.53	$0.38

No stock options were excluded from the computation of diluted earnings per share for the three months ended March 31, 2012, or the three months ended March 31, 2011.

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

The following table presents regional segment revenue and gross margin for the Company:

	Three Months Ended March 31,
In millions	2012	2011
Revenue
Americas	$388	$307
EMEA	136	125
APJ	89	74

Total revenue	613	506

Gross margin
Americas	232	175
EMEA	66	70
APJ	40	30

Total gross margin	338	275

Selling, general and administrative expenses	165	150
Research and development expenses	46	34

Total income from operations	$127	$91

The following table presents revenue by product and services for the Company:

	Three Months Ended March 31,
In millions	2012	2011
Products (software and hardware)(1)	$308	$235

Consulting services	165	145
Maintenance services	140	126

Total services	305	271

Total revenue	$613	$506

(1) Our data warehousing software and hardware products are often sold and delivered together in the form of a “node” of capacity as an integrated technology solution. Accordingly, it is impracticable to provide the breakdown of revenue from various types of software and hardware products.

12. Business Combinations

Fiscal 2011 Acquisitions

In January 2011, Teradata completed its acquisition of 100 percent of the stock of Aprimo, Inc. (“Aprimo”). Aprimo is a global provider of cloud-based integrated marketing management (“IMM”) software solutions. Aprimo has been integrated into Teradata’s operations, and the Aprimo organization now supports Teradata’s applications strategy, including development, marketing, sales and services. Aprimo’s operations have been integrated into, and its actual results are reflected in, the Company’s three geographic operating regions. The aggregate consideration payable with respect to all of the outstanding stock and equity interests (including all outstanding warrants, stock options and restricted stock units) of Aprimo in the acquisition was $525 million in cash, subject to potential adjustments for certain of Aprimo’s indemnification obligations under the merger agreement.

In April 2011, Teradata completed its acquisition of all remaining equity of Aster Data Systems, Inc. (“Aster Data”). Aster Data is a market leader in advanced analytics and the management of diverse, multi-structured data. The combination of Teradata and Aster Data technologies enables businesses to perform better analytics on large sets of multi-structured data, also known as “big data.” The aggregate consideration with respect to all of the outstanding stock and equity interests of Aster Data was $259 million. The aggregate consideration excluded the value of Teradata’s pre-existing 11.2% equity investment in Aster Data. At the date of acquisition, the fair value of Teradata’s previous 11.2% equity interest in Aster Data was $36 million. Teradata recorded a gain of $11 million related to this existing equity interest in Aster Data, and that gain was recorded in other income and (expense) in the Condensed Consolidated Statements of Income, during the second quarter of 2011.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”)

You should read the following discussion in conjunction with the Condensed Consolidated Financial Statements and the notes to those statements included elsewhere in this Quarterly Report on Form 10-Q. This Quarterly Report on Form 10-Q contains certain statements that are forward-looking within the meaning of the Private Securities Litigation Reform Act of 1995. Certain statements contained in the MD&A are forward-looking statements that involve risks and uncertainties. The forward-looking statements are not historical facts, but rather are based on current expectations, estimates, assumptions and projections about our industry, business and future financial results. Our actual results could differ materially from the results contemplated by these forward-looking statements due to a number of factors, including those discussed in other sections of this Quarterly Report on Form 10-Q and in the 2011 Annual Report on Form 10-K.

First Quarter Financial Overview

As more fully discussed in later sections of this MD&A, the following were significant financial items for the first quarter of 2012:

•

Total revenue was $613 million for the first quarter of 2012, up 21% from the first quarter of 2011, led by growth in the North America and Latin America (“Americas”) and the Asia Pacific and Japan (“APJ”) regions.

•

Gross margin increased to 55.1% in the first quarter of 2012 from 54.3% in the first quarter of 2011, driven primarily by the impact of a greater percentage of product revenue, as compared to services revenue. Gross margins for the first quarter of 2012 also included approximately $4 million less in acquisition-related costs, as compared to the first quarter of 2011.

•

Operating income was $127 million in the first quarter of 2012, compared to $91 million in the first quarter of 2011, driven by revenue growth, and offset in part by higher Selling, General and Administrative (“SG&A”) and Research and Development (“R&D”) expenses, which reflected the impact of our strategic initiative to add sales headcount, including the impact of added headcount and infrastructure brought on by the acquisitions of Aprimo, Inc. (“Aprimo”) and Aster Data Systems, Inc. (“Aster Data”), as well as increased sales compensation expenses, driven by higher revenue volumes.

•

Net income of $91 million in the first quarter of 2012 increased 40% from $65 million in the first quarter of 2011, with increased revenue offset in part by higher operating expenses, as compared to the prior year. Net income for the first quarter of 2012 also included approximately $6 million less in after-tax, acquisition-related purchase accounting adjustments, transaction, integration and reorganization expenses.

Strategic Overview

Teradata is a leader in helping companies manage, integrate, and analyze growing data volumes and complexity, and transform it into actionable business insight for competitive advantage. Teradata’s strategy focuses on three large and growing markets — data warehousing, big data analytics, and integrated marketing management applications. Additionally, we have four key initiatives underway to broaden our position in the market and take advantage of these market opportunities. These initiatives are to:

•

Invest to extend Teradata’s core database technology and software application offerings, and expand our family of compatible data warehouse platforms to address multiple market segments and solution offerings through internal development and targeted strategic acquisitions,

•	Differentiate Teradata technology and drive platform and solutions demand by delivering consulting services that enable customers to achieve business value through the use of best-in-class analytics,

•	Invest in partnerships to increase the number of solutions available on Teradata platforms, maximize customer value and increase our market coverage, and

•	Continue to seek opportunities to increase our market coverage through additional sales territories (hiring incremental sales account executives as well as technology and industry consultants).

Future Trends

We believe that demand for our solutions will continue to increase due to the continued increase in data volumes and types of data, the scale and complexity of business requirements, and the growing use of new data elements and more near real-time analytics over time. The adoption by customers of more near real-time analysis for enterprise intelligence is driving more applications, usage and capacity. We believe there is additional opportunity for Teradata in Integrated Marketing Management (“IMM”) and Digital Marketing. Marketing organizations have been a leader in leveraging analytics over the years. A significant number of our data warehouses are being used by marketing organizations, and many of them are using our Teradata/Aprimo multi-channel campaign management application.

Furthermore, we believe that Marketing will lead the way in most corporations to drive innovation from new analytics with Big Data. Marketing can use and apply the new insights created from social and mobile data, to impact a corporation’s revenue and earnings, and leverage the new channels created with social and mobile media to interact with and market to customers.

As a portion of the Company’s operations and revenue occur outside the United States, and in currencies other than the U.S. dollar, the Company is exposed to fluctuations in foreign currency exchange rates. In 2012, Teradata would expect approximately one percentage point of adverse impact from currency translation on its reported revenue and a corresponding currency impact on operating income, based on currency rates as of April 26, 2012.

There have been continued signs of economic recovery in 2011 and the first quarter of 2012, particularly with respect to information technology spending; however, risks associated with macroeconomic challenges and fluctuations still exist. Even in a strong economic environment, the size, timing and contracted terms of large customer orders for our products and services can impact, both positively and negatively, our operating results.

While macroeconomic risk factors in the IT environment always exist, our long-term outlook remains positive. We did not experience significant changes in the first quarter of 2012 due to competitive and/or pricing trends for our data warehouse or appliance solutions, although there is always a risk that pricing pressure for our solutions could occur in the future. Additionally, as companies look to reduce ongoing operating expenses, customers may choose to go to lower maintenance service level agreements which could lead to revenue and margin pressure on our maintenance services business. We continue to be committed to new product development and achieving a responsive yield from our research and development spending and resources, which are intended to drive future demand. We also continue to evaluate opportunities to increase our market coverage and are committed to continuing to increase our number of sales territories, among other things, to drive future revenue growth. New sales account territories typically take more than two years to become fully productive, given the length of an average sales cycle with a new data warehouse prospect.

Results of Operations for the Three Months Ended March 31, 2012

Compared to the Three Months Ended March 31, 2011

		% of Revenue		% of Revenue
In millions	2012		2011
Product revenue	$308	50.2%	$235	46.4%
Service revenue	305	49.8%	271	53.6%

Total revenue	613	100%	506	100%

Gross margin
Product gross margin	205	66.6%	156	66.4%
Service gross margin	133	43.6%	119	43.9%

Total gross margin	338	55.1%	275	54.3%

Operating expenses
Selling, general and administrative expenses	165	26.9%	150	29.6%
Research and development expenses	46	7.5%	34	6.7%

Total operating expenses	211	34.4%	184	36.4%

Operating income	$127	20.7%	$91	18.0%

Revenue

Teradata revenue increased 21% in the first quarter of 2012 compared to the first quarter of 2011. The revenue increase included 1% of adverse impact from foreign currency fluctuations. Product revenue increased 31% in the first quarter of 2012 from the prior-year period, led by growth in the Americas and APJ regions. Service revenue in the first quarter of 2012 increased 13% from the prior-year period, with an underlying 14% increase in consulting services revenue, and 11% increase in maintenance services revenue, as compared to the prior-year period.

Gross Margin

Gross margin for the first quarter of 2012 was 55.1% compared to 54.3% in the first quarter of 2011. Product gross margin increased to 66.6% in the first quarter of 2012, compared to 66.4% in the prior-year period. Product gross margin in the first quarter of 2012 included $4 million of costs from acquired intangible assets, as compared to $7 million of combined purchase accounting adjustments and amortization of acquired intangible assets in the first quarter of 2011. The decrease in acquisition-related costs was offset by $3 million of additional amortization of capitalized internal software development costs in the first quarter of 2012. Service gross margin decreased to 43.6% in the first quarter of 2012 compared to 43.9% in the prior-year period. The slight decrease in services margins was influenced by the somewhat higher mix of consulting margins, which are somewhat lower than maintenance gross margins.

Operating Expenses

Total operating expenses, characterized as SG&A and R&D expenses, were $211 million in the first quarter of 2012 compared to $184 million in the first quarter of 2011. The $15 million increase in SG&A expenses was largely driven by higher selling expense, due primarily to our strategic initiative to add sales headcount (including sales headcount from acquisitions closed in 2011), as well as increased revenue-driven costs for sales commissions. These increases were offset in part by $4 million less in acquisition-related transaction, integration and amortization expenses. The $12 million increase in R&D expenses was driven by higher engineering headcount expenses, including incremental engineering headcount from the Aprimo and Aster Data acquisitions completed in 2011, as well as $2 million less in capitalization of software development expenses.

Certain R&D expenses for internally developed software are capitalized and later amortized over the useful life of the underlying commercial software products. The capitalization entry reduces R&D expense, and the subsequent amortization of those costs is charged against product cost of revenue, which reduces product gross margin.

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

The following table presents revenue and operating performance by segment for the three months ended March 31:

		% of Revenue		% of Revenue
In millions	2012		2011
Revenue
Americas	$388	63%	$307	61%
EMEA	136	22%	125	25%
APJ	89	15%	74	14%

Total revenue	613	100%	506	100%

Gross margin
Americas	232	59.8%	175	57.0%
EMEA	66	48.5%	70	56.0%
APJ	40	44.9%	30	40.5%

Total gross margin	$338	55.1%	$275	54.3%

Americas: Revenue increased 26% in the first quarter of 2012 from the first quarter of 2011, led by a 41% increase in product revenue. The revenue increase included 1% of adverse impact from foreign currency fluctuations. Gross margins increased to 59.8% for the first quarter of 2012, from 57.0% in the first quarter of 2011, driven primarily by improved product deal mix, as well as the impact of a higher proportion of product revenue, as compared to services revenue, compared to the prior-year period. The term “deal mix” refers to the revenue mix of our product sales consummated in a particular period, including both software versus hardware content and mix, and amount and mix of third-party products re-sold.

EMEA: Revenue increased 9% in the first quarter of 2012 from the first quarter of 2011, led by a 20% increase in consulting revenue. The revenue increase included 4% of adverse impact from foreign currency fluctuations. Gross margins decreased to 48.5% for the first quarter of 2012, from 56.0% in the first quarter of 2011, driven primarily by a greater proportion of consulting services revenue (compared to product revenue), as well as adverse deal mix and the timing of transactions.

APJ: Revenue increased 20% in the first quarter of 2012 from the first quarter of 2011, led by a 37% increase in product revenue. The revenue increase included 2% of benefit from foreign currency fluctuations. Gross margin increased to 44.9% in the first quarter of 2012, from 40.5% in the first quarter of 2011. The gross margin increase was driven primarily by improved consulting services margins, as well as the strong growth in product revenue, compared to the prior-year period.

Provision for Income Taxes

Income tax provisions for interim periods are based on estimated annual income tax rates, adjusted to reflect the effects of any significant infrequent or unusual items which are required to be discretely recognized within the current interim period. The Company’s intention is to permanently reinvest its foreign earnings outside of the United States. As a result, the effective tax rates in the periods presented are largely based upon the forecasted pre-tax earnings mix between the United States and other foreign taxing jurisdictions where the Company conducts its business. The Company estimates its full-year forecasted global effective tax rate for the year ended December 31, 2012 to be approximately 27%. This estimate is based on the forecasted overseas profits being taxed at an overall effective tax rate of approximately 12%, as compared to the statutory tax rate of 35% in the United States.

The effective tax rate in the first quarter of 2012 was 28%, the same as in the first quarter of 2011. There were no material discrete tax items reflected in the effective tax rate for the three months ended March 31, 2012 and March 31, 2011.

Financial Condition, Liquidity and Capital Resources

Cash provided by operating activities increased by $86 million in the first three months of 2012. In comparison to the prior-year period, the increase in cash provided by operating activities in the three months ended March 31, 2012 was principally due to a smaller increase in receivables in the first quarter of 2012, compared to the prior-year period, as well as an increase in net income in the first quarter of 2012 (net of non-cash items such as depreciation and amortization, share-based compensation expense and deferred income taxes).

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

The table below shows net cash provided by operating activities and capital expenditures for the following periods:

	Three Months Ended
	March 31,
In millions	2012	2011
Net cash provided by operating activities	$192	$106
Less:
Expenditures for property and equipment	(12)	(8)
Additions to capitalized software	(18)	(19)

Free cash flow	$162	$79

Financing activities and certain other investing activities are not included in our calculation of free cash flow. There were no other investing activities in the first quarter of 2012. Other investing activities in the first three months of 2011 primarily consisted of Teradata’s acquisition of Aprimo. Teradata’s financing activities for the three months ended March 31, 2012 consisted of proceeds from the Teradata Employee Stock Purchase Plan (“ESPP”) and the exercise of stock options, which totaled $24 million for the three months ended March 31, 2012, and $8 million for the three months ended March 31, 2011. These proceeds are included in Other financing activities, net in the Condensed Consolidated Statement of Cash Flows (Unaudited).

During the first three months of 2012, the Company did not repurchase any of its common stock. Share repurchases are made under the two share repurchase programs authorized by our Board of Directors in 2008. The first program (the “dilution offset program”) authorizes the Company to purchase Teradata common stock to the extent of cash received from the exercise of stock options and the Teradata Employee Stock Purchase Plan (“ESPP”) to offset dilution from shares issued pursuant to these plans. On February 6, 2012, the board approved a new, $300 million share repurchase authorization to replace the prior $300 million authorization that was to expire on February 10, 2012. As of March 31, 2012, the Company had $300 million of authorization remaining on the general share repurchase program to repurchase outstanding shares of Teradata common stock. Share repurchases made by the Company are reported on a trade date basis. Our share repurchase activity depends on factors such as our working capital needs, our cash requirements for capital investments, our stock price, and economic and market conditions.

Our total in cash and cash equivalents held outside the United States in various foreign subsidiaries was $677 million as of March 31, 2012 and $594 million as of December 31, 2011. The remaining balance held in the United States was $301 million as of March 31, 2012 and $178 million as of December 31, 2011. Under current tax laws and regulations, if cash and cash equivalents and short-term investments held outside the United States are distributed to the United States in the form of dividends or otherwise, we may be subject to additional U.S. income taxes (subject to an adjustment for foreign tax credits) and foreign withholding taxes. As of March 31, 2012, we have not provided for the U.S. federal tax liability on approximately $782 million of foreign earnings that are considered permanently reinvested outside of the United States.

As of March 31, 2012 the Company had no outstanding borrowings on the Credit Facility, and was in compliance with all covenants. The current credit facility expires in September 2012; the Company is currently negotiating for a new credit facility and expects to have it in place before expiration.

In April 2011, Teradata entered into a $300 million five-year, unsecured term loan. The outstanding principal amount of the term loan agreement bears interest at a floating rate based upon a negotiated base rate or a Eurodollar rate plus in each case a margin based on the leverage ratio of the Company. As of March 31, 2012, the term loan principal outstanding was $300 million, and carried an interest rate of 1.25%.

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

The Company’s ability to generate positive cash flows from operations is dependent on general economic conditions, competitive pressures, and other business and risk factors described in the Company’s 2011 Annual Report on Form 10-K (the “2011 Annual Report”), and elsewhere in this Quarterly Report. If the Company is unable to generate sufficient cash flows from operations, or otherwise to comply with the terms of the credit facility and term loan agreement, the Company may be required to seek additional financing alternatives.

Contractual and Other Commercial Commitments. There has been no significant change in our contractual and other commercial commitments as described in the 2011 Annual Report. Our guarantees and product warranties are discussed in Note 7 of Notes to Condensed Consolidated Financial Statements (Unaudited).

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

In many cases, the accounting treatment of a particular transaction is specifically dictated by GAAP and does not require significant management judgment in its application. There are also areas in which management’s judgment in selecting among available alternatives would not produce a materially different result. The significant accounting policies and estimates that we believe are the most critical to aid in fully understanding and evaluating our reported financial results are discussed in the 2011 Annual Report. Teradata’s senior management has reviewed these critical accounting policies and related disclosures and determined that there were no significant changes in our critical accounting policies in the three months ended March 31, 2012. Also, there were no significant changes in our estimates associated with those policies.

New Accounting Pronouncements

See discussion in Note 2 of Notes to Condensed Consolidated Financial Statements (Unaudited) for new accounting pronouncements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

There have not been any material changes to the market risk factors previously disclosed in Part II, Item 7A of the Company’s 2011 Annual Report on Form 10-K.

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

Based on their evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective to provide reasonable assurance as of March 31, 2012.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the last fiscal quarter ended March 31, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II—OTHER INFORMATION

Item 1. Legal Proceedings.

The information required by this item is included in the material under Note 7 of Notes to Condensed Consolidated Financial Statements (Unaudited) of this Quarterly Report on Form 10-Q and is incorporated herein by reference.

Item 1A. Risk Factors.

There have not been any material changes to the risk factors previously disclosed in Part I, Item IA of the Company’s 2011 Annual Report on Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Purchase of Company Common Stock

Teradata made no repurchases of its common stock during the first quarter of 2012. On February 6, 2012, the board approved a new, $300 million share repurchase authorization to replace the prior $300 million authorization that was to expire on February 10, 2012. As of March 31, 2012, the Company had $300 million of authorization remaining on the general share repurchase program to repurchase outstanding shares of Teradata common stock.

Section 16 officers occasionally sell vested shares of restricted stock to the Company at the current market price to cover their withholding taxes. For the three months ended March 31, 2012, the total of these purchases was 36,170 shares at an average price of $62.16 per share.

The following table provides information relating to the Company’s share repurchase programs for the three months ended March 31, 2012:

Month	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Dilution Offset Program	Total Number of Shares Purchased as Part of Publicly Announced General Share Repurchase Program	Maximum Dollar Value that May Yet Be Purchased Under the Dilution Offset Program	Maximum Dollar Value that May Yet Be Purchased Under the General Share Repurchase Program
January 2012	—	N/A	—	—	$3,989,816	$75,329,305
February 2012	—	N/A	—	—	$19,586,427	$300,000,000
March 2012	—	N/A	—	—	$27,765,950	$300,000,000

First Quarter Total	—	N/A	—	—	$27,765,950	$300,000,000

Item 3. Defaults Upon Senior Securities.

None

Item 5. Other Information.

None

Item 6. Exhibits.

Reference Number per Item 601 of Regulation S-K	Description

2.1	Form of Separation and Distribution Agreement between Teradata Corporation and NCR Corporation (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K dated September 11, 2007).

3.1	Amended and Restated Certificate of Incorporation of Teradata Corporation, as amended and restated on September 24, 2007 (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K dated September 25, 2007).

3.2	Amended and Restated Bylaws of Teradata Corporation, as amended and restated on April 20, 2012 (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K dated April 26, 2012).

4.1	Common Stock Certificate of Teradata Corporation (incorporated by reference to Exhibit 4.1 to the Quarterly Report on Form 10-Q dated November 13, 2007).

31.1	Certification pursuant to Rule 13a-14(a), dated May 4, 2012.

31.2	Certification pursuant to Rule 13a-14(a), dated May 4, 2012.

32	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated May 4, 2012.

101	Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Condensed Consolidated Statement of Income for the three month periods ended March 31, 2012 and 2011, (ii) the Condensed Consolidated Statement of Comprehensive Income for the three month periods ended March 31, 2012 and 2011, (iii) the Condensed Consolidated Balance Sheet at March 31, 2012 and December 31, 2011, (iv) the Condensed Consolidated Statement of Cash Flows for the three month periods ended March 31, 2012 and 2011 and (v) the notes to the Condensed Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TERADATA CORPORATION

Date: May 4, 2012	By:	/s/ Stephen M. Scheppmann
Stephen M. Scheppmann
Executive Vice President and Chief Financial Officer