Form 10-Q
period 2012-06-30
TERADATA CORP /DE/
filed 2012-08-03
CIK 816761

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

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

At July 27, 2012, the registrant had approximately 168.6 million shares of common stock outstanding.

PART I—FINANCIAL INFORMATION

Part 1—FINANCIAL INFORMATION

Item 1.	Financial Statements.

Teradata Corporation

Condensed Consolidated Statements of Income (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
In millions, except per share amounts	2012	2011	2012	2011
Revenue
Product revenue	$321	$269	$629	$504
Service revenue	344	312	649	583

Total revenue	665	581	1,278	1,087

Costs and operating expenses
Cost of products	99	93	202	172
Cost of services	184	172	356	324
Selling, general and administrative expenses	179	165	344	315
Research and development expenses	43	41	89	75

Total costs and operating expenses	505	471	991	886

Income from operations	160	110	287	201
Other income (expense), net	0	27	(1)	26

Income before income taxes	160	137	286	227
Income tax expense	48	34	83	59

Net income	$112	$103	$203	$168

Net income per weighted average common share
Basic	$0.66	$0.61	$1.21	$1.00
Diluted	$0.65	$0.60	$1.18	$0.98
Weighted average common shares outstanding
Basic	168.7	168.7	168.3	168.5
Diluted	172.3	172.4	172.0	172.1

See Notes to Condensed Consolidated Financial Statements (Unaudited).

Teradata Corporation

Condensed Consolidated Statements of Comprehensive Income (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
In millions	2012	2011	2012	2011
Net income	$112	$103	$203	$168
Other comprehensive income:
Foreign currency translation adjustments	(10)	1	(5)	3

Defined benefit plans:
Reclassification of net gain recognized in net periodic benefit cost, before tax	0	1	0	3
Defined benefit plan adjustment, tax portion	0	0	0	0

Defined benefit plan adjustment, net of tax	0	1	0	3

Other comprehensive (loss) income	(10)	2	(5)	6

Comprehensive income	$102	$105	$198	$174

See Notes to Condensed Consolidated Financial Statements (Unaudited).

Teradata Corporation

Condensed Consolidated Balance Sheets (Unaudited)

	June 30,	December 31,
In millions, except per share amounts	2012	2011
Assets
Current Assets
Cash and cash equivalents	$821	$772
Accounts receivable, net	505	494
Inventories	35	61
Other current assets	79	85

Total current assets	1,440	1,412
Property and equipment, net	134	120
Capitalized software, net	152	140
Goodwill	925	742
Acquired intangible assets	200	163
Deferred income taxes	33	28
Other assets	31	11

Total assets	$2,915	$2,616

Liabilities and stockholders’ equity
Current liabilities
Accounts payable	$100	$97
Payroll and benefits liabilities	121	169
Deferred revenue	410	339
Other current liabilities	88	90

Total current liabilities	719	695
Long-term debt	282	290
Pension and other postemployment plan liabilities	76	77
Other liabilities	103	60

Total liabilities	1,180	1,122

Commitments and contingencies (Note 7)
Stockholders’ equity
Preferred stock: par value $0.01 per share, 100.0 shares authorized, no shares issued and outstanding at June 30, 2012 and December 31, 2011	0	0
Common stock: par value $0.01 per share, 500.0 shares authorized, 188.4 and 186.6 shares issued at June 30, 2012 and December 31, 2011, respectively	2	2
Paid-in capital	844	765
Treasury stock: 19.9 and 19.3 shares at June 30, 2012 and December 31, 2011, respectively	(562)	(526)
Retained earnings	1,440	1,237
Accumulated other comprehensive income	11	16

Total stockholders’ equity	1,735	1,494

Total liabilities and stockholders’ equity	$2,915	$2,616

See Notes to Condensed Consolidated Financial Statements (Unaudited).

Teradata Corporation

Condensed Consolidated Statements of Cash Flows (Unaudited)

	Six Months Ended June 30,
In millions	2012	2011
Operating activities
Net income	$203	$168
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	61	37
Stock-based compensation expense	21	17
Excess tax benefit from stock-based compensation	(24)	(9)
Deferred income taxes	22	11
Gain on investments	0	(28)
Changes in assets and liabilities:
Receivables	(1)	13
Inventories	26	5
Current payables and accrued expenses	(22)	(30)
Deferred revenue	72	95
Other assets and liabilities	(14)	6

Net cash provided by operating activities	344	285

Investing activities
Expenditures for property and equipment	(31)	(22)
Additions to capitalized software	(38)	(38)
Business acquisitions and other investing activities, net	(238)	(719)

Net cash used in investing activities	(307)	(779)

Financing activities
Proceeds from long-term borrowings	0	600
Repayments of long-term borrowings	(4)	(300)
Repurchases of common stock	(37)	(38)
Excess tax benefit from stock-based compensation	24	9
Other financing activities, net	36	16

Net cash provided by financing activities	19	287

Effect of exchange rate changes on cash and cash equivalents	(7)	6

Increase (decrease) in cash and cash equivalents	49	(201)
Cash and cash equivalents at beginning of period	772	883

Cash and cash equivalents at end of period	$821	$682

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

2. New Accounting Pronouncements

Comprehensive Income. In June 2011, the Financial Accounting Standards Board (“FASB”) issued new guidance regarding the disclosure of comprehensive income. Under the new guidance, an entity will have the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In both choices, an entity will be required to present each component of net income along with total net income, each component of other comprehensive income along with a total for other comprehensive income, and a total amount for comprehensive income. This update will eliminate the option to present the components of other comprehensive income as part of the statement of changes in stockholders' equity. Additionally, entities will be required to present on the face of the financial statements reclassification adjustments for items that are reclassified from other comprehensive income to net income. The amendments in this update do not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income. Portions of this new guidance were made effective for fiscal years, and interim periods, beginning after December 15, 2011, with amendments applied retrospectively. The Company adopted the effective portions of the new disclosure guidance as of January 1, 2012.

3. Supplemental Financial Information

	As of
	June 30,	December 31,
In millions	2012	2011
Inventories
Finished goods	$15	$41
Service parts	20	20

Total inventories	$35	$61

4. Goodwill and Acquired Intangible Assets

The following table identifies the activity relating to goodwill by operating segment:

In millions	Balance December 31, 2011	Additions	Currency Translation Adjustments	Balance June 30, 2012
Goodwill
Americas	$543	$130	$1	$674
EMEA	120	55	(2)	173
APJ	79	0	(1)	78

Total goodwill	$742	$185	($2)	$925

The changes in goodwill for the six months ended June 30, 2012 were primarily due to the acquisition of eCircle Beteiligungs GmbH which was closed in the second quarter.

Acquired intangible assets were specifically identified when acquired, and are deemed to have finite lives. The gross carrying amount and accumulated amortization for Teradata’s acquired intangible assets were as follows:

	Original Amortization Life (in Years)	June 30, 2012		December 31, 2011
In millions		Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Acquired intangible assets
Intellectual property/developed technology	1 to 7	149	(34)	122	(23)
Customer relationships	3 to 10	77	(10)	55	(6)
Trademarks/trade names	5 to 10	14	(2)	11	(1)
In-process research and development	5	5	0	5	0
Non-compete agreements	2 to 2.5	1	0	1	(1)

Total	1 to 10	246	(46)	194	(31)

The aggregate amortization expense (actual and estimated) for acquired intangible assets for the following periods is as follows:

	Six Months Ended June 30, 2012	For the year ended (estimated)
In millions		2012	2013	2014	2015	2016
Amortization expense	$15	$35	$38	$37	$35	$27

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

The effective tax rate for the three months ended June 30, 2012 and June 30, 2011 was 30% and 25%, respectively. The effective tax rate for the six months ended June 30, 2012 and June 30, 2011 was 29% and 26%, respectively. The tax rate for the three and six months ended June 30, 2011 included a $4 million tax benefit recorded in the second quarter of 2011 related to the book gain recorded on the Company’s previous equity investment in Aster

Data Systems, Inc. (“Aster Data”), which was reflected as a permanent non-taxable item. For further information regarding the Company’s acquisition of Aster Data, refer to Note 12. There were no material discrete tax items reflected in the effective tax rate for the three and six months ended June 30, 2012.

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

The contract notional amount of the Company’s foreign exchange forward contracts was $85 million ($23 million on a net basis) at June 30, 2012, and $102 million ($19 million on a net basis) at December 31, 2011. The fair value derivative assets and liabilities recorded in other current assets and accrued liabilities at June 30, 2012 and December 31, 2011, were not material.

Gains and losses from the Company’s fair value hedges (foreign currency forward contracts and related hedged items) were immaterial for the three and six months ended June 30, 2012 and June 30, 2011. Gains and losses from foreign exchange forward contracts are fully recognized each period and reported along with the offsetting gain or loss of the related hedged item, either in cost of products or in other income, depending on the nature of the related hedged item.

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

Guarantees and Product Warranties. Guarantees associated with the Company’s business activities are reviewed for appropriateness and impact to the Company’s financial statements. Periodically, the Company’s customers enter into various leasing arrangements coordinated with a leasing company. In some instances, the Company guarantees the leasing company a minimum value at the end of the lease term on the leased equipment. As of June 30, 2012, the maximum future payment obligation of this guaranteed value and the associated liability balance was $2 million.

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

The following table identifies the activity relating to the warranty reserve for the six months ended June 30:

In millions	2012	2011
Warranty reserve liability
Beginning balance at January 1	$6	$6
Provisions for warranties issued	8	6
Settlements (in cash or in kind)	(7)	(6)

Balance at June 30	$7	$6

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

The Company’s assets and liabilities measured at fair value on a recurring basis include money market funds and foreign currency exchange contracts. A portion of the Company’s excess cash reserves are held in money market funds which generate interest income based on the prevailing market rates. Money market funds are included in cash and cash equivalents in the Company’s balance sheet. Money market fund holdings are measured at fair value using quoted market prices and are classified within Level 1 of the valuation hierarchy. When deemed appropriate, the Company minimizes its exposure to changes in foreign currency exchange rates through the use of derivative financial instruments, specifically, forward foreign exchange contracts. The fair value of these contracts are measured at the end of each interim reporting period using observable inputs other than quoted prices, specifically market spot and forward exchange rates. As such, these derivative instruments are classified within Level 2 of the valuation hierarchy. Fair value gains for open contracts are recognized as assets and fair value losses are recognized as liabilities. The fair value derivative assets and liabilities recorded in other current assets and accrued liabilities at June 30, 2012 and December 31, 2011, were not material. Any realized gains or losses would be mitigated by corresponding gains or losses on the underlying exposures.

The Company’s assets and liabilities measured at fair value on a recurring basis and subject to fair value disclosure requirements at June 30, 2012 were as follows:

		Fair Value Measurements at Reporting Date Using
In millions	June 30, 2012	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Signficant Unobservable Inputs (Level 3)
Assets
Money market funds	$426	$426	$0	$0

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

9. Debt

On June 15, 2012, Teradata entered into a new five-year revolving credit agreement (the “Credit Facility”), under which the Company may borrow up to $300 million. The Credit Facility replaces a similar revolving credit agreement in the same maximum principal amount entered into by Teradata in 2007, which agreement was terminated as of June 15, 2012. The new Credit Facility ends on June 15, 2017, at which point any remaining outstanding borrowings would be due for repayment unless extended by agreement of the parties for up to two additional one-year periods. The interest rate charged on borrowings pursuant to the Credit Facility can vary depending on the interest rate option the Company chooses to utilize and the Company’s leverage ratio at the time of the borrowing. In the near term, Teradata would anticipate choosing a floating rate based on the London Interbank Offered Rate (“LIBOR”). The Credit Facility is unsecured and contains certain representations and warranties, conditions, affirmative, negative and financial covenants, and events of default customary for such facilities.

As of June 30, 2012, the Company had no borrowings outstanding under the Credit Facility, leaving $300 million in additional borrowing capacity available under the Credit Facility.

Teradata’s senior unsecured $300 million five-year term loan is payable in quarterly installments, which commenced on June 30, 2012, with all remaining principal due in April 2016. The outstanding principal amount of the term loan agreement bears interest at a floating rate based upon a negotiated base rate or a Eurodollar rate plus in each case a margin based on the leverage ratio of the Company. As of June 30, 2012, the term loan principal outstanding was $296 million, and carried an interest rate of 1.25%.

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

The components of basic and diluted earnings per share are as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
In millions, except per share amounts	2012	2011	2012	2011
Net income available for common stockholders	$112	$103	$203	$168

Weighted average outstanding shares of common stock	168.7	168.7	168.3	168.5
Dilutive effect of employee stock options and restricted stock	3.6	3.7	3.7	3.6

Common stock and common stock equivalents	172.3	172.4	172.0	172.1

Earnings per share:
Basic	$0.66	$0.61	$1.21	$1.00
Diluted	$0.65	$0.60	$1.18	$0.98

Because the average market price of common shares for the periods was greater than the exercise prices of outstanding awards, no stock options were excluded from the computation of diluted earnings per share for the three and six months ended June 30, 2012, or the three and six months ended June 30, 2011.

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

The following table presents regional segment revenue and gross margin for the Company:

	Three Months Ended June 30,		Six Months Ended June 30,
In millions	2012	2011	2012	2011
Revenue
Americas	$398	$339	$786	$646
EMEA	168	145	304	270
APJ	99	97	188	171

Total revenue	665	581	1,278	1,087

Gross margin
Americas	242	194	474	369
EMEA	93	76	159	146
APJ	47	46	87	76

Total gross margin	382	316	720	591

Selling, general and administrative expenses	179	165	344	315
Research and development expenses	43	41	89	75

Total income from operations	$160	$110	$287	$201

The following table presents revenue by product and services for the Company:

	Three Months Ended June 30,		Six Months Ended June 30,
In millions	2012	2011	2012	2011
Products (software and hardware)(1)	$321	$269	$629	$504

Consulting services	193	177	358	322
Maintenance services	151	135	291	261

Total services	344	312	649	583

Total revenue	$665	$581	$1,278	$1,087

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

During the second quarter of 2012, the Company completed immaterial business acquisition and other investing activities, including the all-cash acquisition of 100 percent of the equity of Munich-based eCircle Beteiligungs GmbH (“eCircle”), a leading full service digital marketing provider in Europe.

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

Second Quarter Financial Overview

As more fully discussed in later sections of this MD&A, the following were significant financial items for the second quarter of 2012:

•

Total revenue was $665 million for the second quarter of 2012, up 14% from the second quarter of 2011, led by growth in the North America and Latin America (“Americas”) and the Europe, Middle East and Africa (“EMEA”) regions.

•

Gross margin increased to 57.4% in the second quarter of 2012 from 54.4% in the second quarter of 2011, driven by improvements in both product and service margin rates, as well as a greater proportion of product revenue, as compared to services revenue. Gross margins for the second quarter of 2012 also included approximately $5 million less in acquisition-related costs, as compared to the second quarter of 2011.

•

Operating income was $160 million in the second quarter of 2012, compared to $110 million in the second quarter of 2011, driven by both revenue growth and higher margin rates, and offset in part by higher Selling, General and Administrative (“SG&A”) expenses, which primarily reflects the impact of our strategic initiative to add sales headcount, as well as increased sales compensation expenses, driven by higher revenue volumes.

•

Net income of $112 million in the second quarter of 2012 increased 9% from $103 million in the second quarter of 2011, with increased revenue and improved margins offset in part by higher SG&A expenses and a higher effective tax rate as compared to the prior year. Net income for the second quarter of 2012 also included approximately $3 million less in after-tax, acquisition-related purchase accounting adjustments, amortization, transaction, integration and reorganization expenses. Also in the second quarter of 2011, there were one-time $22 net gains recognized on the Company’s equity investments.

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

Future Trends

We believe that demand for our solutions will continue to increase due to the continued increase in data volumes and types, the scale and complexity of business requirements, and the growing use of new data elements and more near real-time analytics over time. The adoption by customers of more near real-time analysis for enterprise intelligence is driving more applications, usage and capacity. We believe there is additional opportunity for Teradata in integrated marketing management (“IMM”) and digital marketing. Marketing organizations have been a leader in leveraging analytics over the years. A significant number of our data warehouses are being used by marketing organizations, and many of them are using our Teradata/Aprimo multi-channel campaign management application.

Furthermore, we believe that marketing will lead the way in most corporations to drive innovation from new analytics with big data. Marketing can use and apply the new insights created from social and mobile data, to impact a corporation’s revenue and earnings, and leverage the new channels created with social and mobile media to interact with and market to customers.

As a portion of the Company’s operations and revenue occur outside the United States, and in currencies other than the U.S. dollar, the Company is exposed to fluctuations in foreign currency exchange rates. In 2012, Teradata currently expects approximately 2 percentage points of adverse impact from currency translation on its reported revenue and a corresponding currency impact on operating income, based on currency rates as of July 31, 2012.

There have been signs of macroeconomic slowdown in the first half of 2012, particularly with respect to European markets. The size, timing and contracted terms of large customer orders for our products and services can impact, both positively and negatively, our operating results, especially in times of economic uncertainty. While Teradata experienced strong results in the first six months of 2012, a potential economic downturn in one or more of the Company’s geographic operating segments, particularly with respect to information technology spending by our current or prospective customers, could have a significant impact on our full-year 2012 operating results.

While macroeconomic concerns exist, our long-term outlook remains positive. We did not experience significant changes in the first half of 2012 due to competitive and/or pricing trends for our data warehouse or appliance solutions, although there is always a risk that pricing pressure for our solutions could occur in the future. Additionally, as companies look to reduce ongoing operating expenses, customers may choose to go to lower maintenance service level agreements which could lead to revenue and margin pressure on our maintenance services business. We continue to be committed to new product development and achieving a responsive yield from our research and development spending and resources, which are intended to drive future demand. We also continue to evaluate opportunities to increase our market coverage and are committed to continuing to increase our number of sales territories, among other things, to drive future revenue growth. New sales account territories typically take more than two years to become fully productive, given the length of an average sales cycle with a new data warehouse prospect.

Results of Operations for the Three Months Ended June 30, 2012

Compared to the Three Months Ended June 30, 2011

In millions	2012	% of Revenue	2011	% of Revenue
Product revenue	$321	48.3%	$269	46.3%
Service revenue	344	51.7%	312	53.7%

Total revenue	665	100%	581	100%

Gross margin
Product gross margin	222	69.2%	176	65.4%
Service gross margin	160	46.5%	140	44.9%

Total gross margin	382	57.4%	316	54.4%

Operating expenses
Selling, general and administrative expenses	179	26.9%	165	28.4%
Research and development expenses	43	6.5%	41	7.1%

Total operating expenses	222	33.4%	206	35.5%

Operating income	$160	24.1%	$110	18.9%

Revenue

Teradata revenue increased 14% in the second quarter of 2012 compared to the second quarter of 2011. The revenue increase included 4% of adverse impact from foreign currency fluctuations. Product revenue increased 19% in the second quarter of 2012 from the prior-year period, led by growth in the Americas region. Service revenue in the second quarter of 2012 increased 10% from the prior-year period, with an underlying 9% increase in consulting services revenue, and 12% increase in maintenance services revenue, as compared to the prior-year period.

Gross Margin

Gross margin for the second quarter of 2012 was 57.4% compared to 54.4% in the second quarter of 2011. Product gross margin increased to 69.2% in the second quarter of 2012, compared to 65.4% in the prior-year period. The increase in product margin was largely a result of an improved product revenue mix in the Americas region, with a greater proportion of enterprise data warehouse (“EDW”) product revenue, as opposed to appliance product revenue, when compared to the prior period. Product gross margin in the second quarter of 2012 also included $4 million of costs from amortization of acquired intangible assets, as compared to $11 million of combined purchase accounting adjustments and amortization of acquired intangible assets in the second quarter of 2011. The decrease in acquisition-related costs was offset in part by $2 million of additional amortization of capitalized internal software development costs in the second quarter of 2012. Service gross margin increased to 46.5% in the second quarter of 2012 compared to 44.9% in the prior-year period. The increase in services margins was driven by improved maintenance margins in all three regions, as well as improved consulting margins in the Asia Pacific and Japan (“APJ”) region.

Operating Expenses

Total operating expenses, characterized as SG&A and Research and Development (“R&D”) expenses, were $222 million in the second quarter of 2012 compared to $206 million in the second quarter of 2011. The $14 million increase in SG&A expenses was largely driven by higher selling expense, due primarily to our strategic initiative to add sales headcount, as well as increased revenue-driven costs for sales commissions. The $2 million increase in R&D expenses was driven by higher engineering headcount expenses, which was offset in part by $2 million more in capitalization of software development expenses.

Certain R&D expenses for internally developed software are capitalized and later amortized over the useful life of the underlying commercial software products. The capitalization of costs reduces R&D expense, and the subsequent amortization of those costs is charged against product cost of revenue, which reduces product gross margin.

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

The following table presents revenue and operating performance by segment for the three months ended June 30:

In millions	2012	% of Revenue	2011	% of Revenue
Revenue
Americas	$398	60%	$339	58%
EMEA	168	25%	145	25%
APJ	99	15%	97	17%

Total revenue	665	100%	581	100%

Gross margin
Americas	242	60.8%	194	57.2%
EMEA	93	55.4%	76	52.4%
APJ	47	47.5%	46	47.4%

Total gross margin	$382	57.4%	$316	54.4%

Americas: Revenue increased 17% in the second quarter of 2012 from the second quarter of 2011, led by a 31% increase in product revenue. The revenue increase included 1% of adverse impact from foreign currency fluctuations. Gross margins increased to 60.8% for the second quarter of 2012, from 57.2% in the second quarter of 2011, driven primarily by improved product revenue mix, including a larger proportion of EDW product revenue, versus appliance product revenue, as well as the impact of a higher proportion of product revenue compared to services revenue, over the prior-year period.

EMEA: Revenue increased 16% in the second quarter of 2012 from the second quarter of 2011, led by a 28% increase in consulting revenue. The revenue increase included 11% of adverse impact from foreign currency fluctuations. Gross margins increased to 55.4% for the second quarter of 2012, from 52.4% in the second quarter of 2011, as margin rate improvements in both product and services revenue were offset in part by a greater proportion of consulting services revenue compared to the prior-year period.

APJ: Revenue increased 2% in the second quarter of 2012 from the second quarter of 2011, led by a 14% increase in consulting revenue. The revenue increase included 2% of adverse impact from foreign currency fluctuations. Gross margin increased to 47.5% in the second quarter of 2012, from 47.4% in the second quarter of 2011. The benefit from improved product and consulting services margins was largely offset by the impact of a greater proportion of consulting services revenue, compared to the second quarter of 2011.

Other Income (Expense)

The Company did not recognize any “other income” in the second quarter of 2012, versus the $27 million of other income recognized in the second quarter of 2011. The other income in the prior-year period was driven by $28 million in gains on equity investments. As part of the required accounting for the acquisition of Aster Data, Teradata’s existing 11.2% equity investment in Aster Data was valued at $36 million, triggering the recognition of an $11 million gain. Additionally, in May 2011, the Company completed the sale of an equity investment in Pliant Technology, Inc. The Company received proceeds of $30 million and recognized a net gain of $17 million on the transaction.

Provision for Income Taxes

Income tax provisions for interim periods are based on estimated annual income tax rates, adjusted to reflect the effects of any significant infrequent or unusual items which are required to be discretely recognized within the current interim period. The Company’s intention is to permanently reinvest its foreign earnings outside of the United States. As a result, the effective tax rates in the periods presented are largely based upon the forecasted pre-tax earnings mix between the United States and other foreign taxing jurisdictions where the Company conducts its business. The Company estimates its full-year forecasted global effective tax rate for the year ended December 31, 2012 to be approximately 28%. This estimate is based on the forecasted overseas profits being taxed at an overall effective tax rate of approximately 11%, as compared to the statutory tax rate of 35% in the United States. In addition, this estimate assumes that the U.S. Federal R&D tax credit, which expired as of December 31, 2011, is retroactively reinstated for the full year 2012 in the fourth quarter of 2012.

The effective tax rate in the second quarter of 2012 was 30%, compared to 25% in the second quarter of 2011. There were no material discrete tax items reflected in the effective tax rate for the three months ended June 30, 2012. The effective tax rate for the three months ended June 30, 2011 included a $4 million discrete tax benefit related to the book gain recorded on the Company’s previous equity investment in Aster Data, which was reflected as a one-time permanent non-taxable item. In addition to the discrete item, two other factors caused an increase to the Company’s overall effective tax rate in the second quarter of 2012 as compared to 2011. They were an increase in the forecasted proportional amount of pre-tax earnings being taxed in the U.S. at a higher statutory tax rate, and there was no tax benefit related to the U.S. Federal R&D tax credit being reflected in the effective tax rate due to its current expiration.

Results of Operations for the Six Months Ended June 30, 2012

Compared to the Six Months Ended June 30, 2011

In millions	2012	% of Revenue	2011	% of Revenue
Product revenue	$629	49.2%	$504	46.4%
Service revenue	649	50.8%	583	53.6%

Total revenue	1,278	100%	1,087	100%

Gross margin
Product gross margin	427	67.9%	332	65.9%
Service gross margin	293	45.1%	259	44.4%

Total gross margin	720	56.3%	591	54.4%

Operating expenses
Selling, general and administrative expenses	344	26.9%	315	29.0%
Research and development expenses	89	7.0%	75	6.9%

Total operating expenses	433	33.9%	390	35.9%

Operating income	$287	22.5%	$201	18.5%

Revenue

Teradata revenue increased 18% in the first six months of 2012 compared to the first six months of 2011. The revenue increase included 2% of adverse impact from foreign currency fluctuations. Product revenue increased 25% in the first half of 2012 from the prior-year period, led by growth in the Americas region. Service revenue in the first half of 2012 increased 11% from the prior-year period, with equal increases in both consulting and maintenance services revenue, as compared to the prior-year period.

Gross Margin

Gross margin for the six months ended June 30, 2012 was 56.3% compared to 54.4% for the six months ended June 30, 2011. Product gross margin increased to 67.9% in the first half of 2012, compared to 65.9% in the prior-year period. The increase in product margin was driven primarily by improved product revenue mix in the Americas region, as compared to the prior period. Product gross margin in the first six months of 2012 also included $8 million of amortization costs from acquired intangible assets, as compared to $18 million of combined purchase accounting adjustments and amortization of acquired intangible assets in the first six months of 2011. The decrease in acquisition-related costs was offset in part by $5 million of additional amortization of capitalized internal software development costs in the first half of 2012. Service gross margin increased to 45.1% in the first half of 2012 compared to 44.4% in the prior-year period. The increase in services margins was driven by improved consulting services margins in the APJ region, and improved maintenance services margins across all three regions.

Operating Expenses

Total operating expenses, characterized as SG&A and R&D expenses, were $433 million in the first half of 2012 compared to $390 million in the first half of 2011. The $29 million increase in SG&A expenses was largely driven by higher selling expense, due primarily to our strategic initiative to add sales headcount (including sales headcount from acquisitions closed in 2011), as well as increased revenue-driven costs for sales commissions. These increases were offset in part by $5 million less in acquisition-related transaction, integration and reorganization expenses, as well as amortization expenses from acquired intangible assets. The $14 million increase in R&D expenses was driven by higher engineering headcount expenses, including incremental engineering headcount from the Aprimo and Aster Data acquisitions completed in 2011.

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

The following table presents revenue and operating performance by segment for the six months ended June 30:

In millions	2012	% of Revenue	2011	% of Revenue
Revenue
Americas	$786	61%	$646	59%
EMEA	304	24%	270	25%
APJ	188	15%	171	16%

Total revenue	1,278	100%	1,087	100%

Gross margin
Americas	474	60.3%	369	57.1%
EMEA	159	52.3%	146	54.1%
APJ	87	46.3%	76	44.4%

Total gross margin	$720	56.3%	$591	54.4%

Americas: Revenue increased 22% in the first six months of 2012 from the first six months of 2011, led by a 36% increase in product revenue. The revenue increase was not significantly impacted by foreign currency fluctuations. Gross margins increased to 60.3% for the first half of 2012, from 57.1% in the first half of 2011, driven primarily by improved product revenue mix, as well as the impact of a higher proportion of product revenue, as compared to services revenue, compared to the prior-year period.

EMEA: Revenue increased 13% in the first six months of 2012 from the first six months of 2011, led by a 25% increase in consulting revenue. The revenue increase included 7% of adverse impact from foreign currency fluctuations. Gross margins decreased to 52.3% for the first half of 2012, from 54.1% in the first half of 2011, driven primarily by a greater proportion of consulting services revenue (compared to product revenue), as well as adverse product revenue mix and the timing of transactions.

APJ: Revenue increased 10% in the first six months of 2012 from the first six months of 2011, led by a 16% increase in consulting revenue. The revenue increase was not significantly impacted by foreign currency fluctuations. Gross margin increased to 46.3% in the first half of 2012, from 44.4% in the first half of 2011. The gross margin increase was driven primarily by improved consulting services margins, offset in part by a greater proportion of consulting services revenue, compared to the prior-year period.

Other Income (Expense)

The Company recognized $1 million of other expense in the first six months of 2012, versus $26 million of other income in the six months ended June 30, 2011. The other income in the prior-year period was driven by $28 million in gains on equity investments as described above.

Provision for Income Taxes

The effective tax rate for the six months ended June 30, 2012 was 29%, compared to 26% in the first half of 2011. There were no material discrete tax items reflected in the effective tax rate for the six months ended June 30, 2012. The effective tax rate for the six months ended June 30, 2011 included a $4 million discrete tax benefit recorded in the second quarter related to the book gain recorded on the Company’s previous equity investment in Aster Data, which was reflected as a one-time permanent non-taxable item. In addition to the discrete item, two other factors caused an increase to the Company’s overall effective tax rate in the first half of 2012 as compared to 2011. They were an increase in the forecasted proportional amount of pre-tax earnings being taxed in the U.S. at a higher statutory tax rate, and there was no tax benefit related to the U.S. Federal R&D tax credit being reflected in the effective tax rate due to its current expiration.

Financial Condition, Liquidity and Capital Resources

Cash provided by operating activities increased by $59 million in the first six months of 2012. In comparison to the prior-year period, the increase in cash provided by operating activities in the six months ended June 30, 2012 was principally due to an increase in net income in the first half of 2012 (adjusted for non-cash items such as depreciation and amortization, share-based compensation expense and deferred income taxes), as well as a larger decrease in inventories in the first half of 2012 due to the timing of orders and deliveries. This impact was offset in part by a smaller increase in deferred revenue in the first six months of 2012 due to the timing of product revenue deferrals.

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

The table below shows net cash provided by operating activities and capital expenditures for the following periods:

	Six Months Ended June 30,
In millions	2012	2011
Net cash provided by operating activities	$344	$285
Less:
Expenditures for property and equipment	(31)	(22)
Additions to capitalized software	(38)	(38)

Free cash flow	$275	$225

Financing activities and certain other investing activities are not included in our calculation of free cash flow. Other investing activities for the six months ended June 30, 2012 primarily consisted of the eCircle acquisition and other immaterial business acquisition and investment activities which were closed during the second quarter. Other investing activities in the first six months of 2011 primarily consisted of Teradata’s acquisitions of Aprimo and Aster Data. Teradata’s financing activities for the six months ended June 30, 2012 included purchases of the Company’s common stock. The Company purchased 0.5 million shares of its common stock at an average price per share of $67.37 in the first six months of 2012. Share repurchases are made under the two share repurchase programs authorized by our Board of Directors in 2008. The first program (the “dilution offset program”) authorizes the Company to purchase Teradata common stock to the extent of cash received from the exercise of stock options and the Teradata Employee Stock Purchase Plan (“ESPP”) to offset dilution from shares issued pursuant to these plans. On February 6, 2012, the board approved a new $300 million share repurchase authorization to replace the prior $300 million authorization that was to expire on February 10, 2012. As of June 30, 2012, the Company had $300 million of authorization remaining on the general share repurchase program to repurchase outstanding shares of Teradata common stock. Share repurchases made by the Company are reported on a trade date basis. Our share repurchase activity depends on factors such as our working capital needs, our cash uses for capital investment opportunities, our stock price, and economic and market conditions.

Proceeds from the ESPP and the exercise of stock options were $36 million in the first six months of 2012 and $16 million in the first six months of 2011. These proceeds are included in Other financing activities, net in the Condensed Consolidated Statement of Cash Flows (Unaudited). Additionally, during the first six months of 2012 the Company repaid $4 million against its outstanding term loan, which is discussed further below.

Our total in cash and cash equivalents held outside the United States in various foreign subsidiaries was $464 million as of June 30, 2012 and $594 million as of December 31, 2011. The remaining balance held in the United States was $357 million as of June 30, 2012 and $178 million as of December 31, 2011. Under current tax laws and regulations, if cash and cash equivalents and short-term investments held outside the United States are distributed to the United States in the form of dividends or otherwise, we may be subject to additional U.S. income taxes (subject to an adjustment for foreign tax credits) and foreign withholding taxes. As of June 30, 2012, we have not provided for the U.S. federal tax liability on approximately $820 million of foreign earnings that are considered permanently reinvested outside of the United States.

On June 15, 2012, Teradata entered into a new five-year revolving credit agreement (the “Credit Facility”), under which the Company may borrow up to $300 million. The Credit Facility replaces a similar revolving credit agreement in the same maximum principal amount entered into by Teradata in 2007, which agreement was terminated as of June 15, 2012. The new Credit Facility ends on June 15, 2017, at which point any remaining outstanding borrowings would be due for repayment unless extended by agreement of the parties for up to two additional one-year periods. The interest rate charged on borrowings pursuant to the Credit Facility can vary depending on the interest rate option the Company chooses to utilize and the Company’s leverage ratio at the time of the borrowing. In the near term, Teradata would anticipate choosing a floating rate based on the London Interbank Offered Rate (“LIBOR”). The Credit Facility is unsecured and contains certain representations and warranties, conditions, affirmative, negative and financial covenants, and events of default customary for such facilities. As of

June 30, 2012, the Company had no outstanding borrowings on the Credit Facility, and was in compliance with all covenants.

In April 2011, Teradata entered into a $300 million five-year, unsecured term loan. The outstanding principal amount of the term loan agreement bears interest at a floating rate based upon a negotiated base rate or a Eurodollar rate plus in each case a margin based on the leverage ratio of the Company. As of June 30, 2012, the term loan principal outstanding was $296 million, and carried an interest rate of 1.25%.

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

In many cases, the accounting treatment of a particular transaction is specifically dictated by GAAP and does not require significant management judgment in its application. There are also areas in which management’s judgment in selecting among available alternatives would not produce a materially different result. The significant accounting policies and estimates that we believe are the most critical to aid in fully understanding and evaluating our reported financial results are discussed in the 2011 Annual Report. Teradata’s senior management has reviewed these critical accounting policies and related disclosures and determined that there were no significant changes in our critical accounting policies in the six months ended June 30, 2012. Also, there were no significant changes in our estimates associated with those policies.

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

Based on their evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective to provide reasonable assurance as of June 30, 2012.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the last fiscal quarter ended June 30, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Purchase of Company Common Stock

During the second quarter of 2012, the Company executed purchases for approximately 0.5 million shares of its common stock at an average price per share of $67.37 under one of the Company’s share repurchase programs that was authorized by our Board of Directors in 2008. This program (the “dilution offset program”) authorizes the Company to purchase Teradata common stock to the extent of cash received from the exercise of stock options and the Teradata Employee Stock Purchase Plan (“ESPP”) to offset dilution from shares issued pursuant to these plans. On February 6, 2012, the board approved a new $300 million share repurchase authorization to replace the prior $300 million authorization under the Company’s second share repurchase program (the “general share repurchase program”), that was to expire on February 10, 2012. As of June 30, 2012, the Company had $300 million of authorization remaining on the general share repurchase program to repurchase outstanding shares of Teradata common stock.

Section 16 officers occasionally sell vested shares of restricted stock to the Company at the current market price to cover their withholding taxes. For the six months ended June 30, 2012, the total of these purchases was 36,170 shares at an average price of $62.16 per share.

The following table provides information relating to the Company’s share repurchase programs for the six months ended June 30, 2012:

Month	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Dilution Offset Program	Total Number of Shares Purchased as Part of Publicly Announced General Share Repurchase Program	Maximum Dollar Value that May Yet Be Purchased Under the Dilution Offset Program	Maximum Dollar Value that May Yet Be Purchased Under the General Share Repurchase Program
First Quarter Total	—	N/A	—	—	$27,765,950	$300,000,000

April 2012	—	N/A	—	—	$29,322,805	$300,000,000
May 2012	445,233	$68.04	445,233	—	$6,520,669	$300,000,000
June 2012	100,000	$64.35	100,000	—	$2,209,826	$300,000,000

Second Quarter Total	545,233	$67.37	545,233	—	$2,209,826	$300,000,000

Item 3. Defaults Upon Senior Securities.

None

Item 5. Other Information.

None

Item 6. Exhibits.

Reference Number per Item 601 of Regulation S-K	Description

2.1	Form of Separation and Distribution Agreement between Teradata Corporation and NCR Corporation (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K dated September 11, 2007).

3.1	Amended and Restated Certificate of Incorporation of Teradata Corporation, as amended and restated on September 24, 2007 (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K dated September 25, 2007).

3.2	Amended and Restated Bylaws of Teradata Corporation, as amended and restated on April 20, 2012 (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K dated April 26, 2012).

4.1	Common Stock Certificate of Teradata Corporation (incorporated by reference to Exhibit 4.1 to the Quarterly Report on Form 10-Q dated November 13, 2007).

10.1	Teradata 2012 Stock Incentive Plan (incorporated by reference to Appendix A to the Proxy Statement of Teradata Corporation dated March 1, 2012).

10.2	Form of Stock Option Agreement under the Teradata 2012 Stock Incentive Plan (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K dated April 26, 2012).

10.3	Form of Restricted Share Unit Agreement under the Teradata 2012 Stock Incentive Plan

(incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K dated April 26, 2012).

10.4	Form of Performance-Based Restricted Share Unit Agreement under the Teradata 2012 Stock Incentive Plan (incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K dated April 26, 2012).

10.5	Form of Director Restricted Share Unit Grant Statement under the Teradata 2012 Stock Incentive Plan.

10.6	Teradata Corporation Employee Stock Purchase Plan, as amended and restated.

31.1	Certification pursuant to Rule 13a-14(a), dated August 3, 2012.

31.2	Certification pursuant to Rule 13a-14(a), dated August 3, 2012.

32	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated August 3, 2012.

101	Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Condensed Consolidated Statement of Income for the three and six month periods ended June 30, 2012 and 2011, (ii) the Condensed Consolidated Statement of Comprehensive Income for the three and six month periods ended June 30, 2012 and 2011, (iii) the Condensed Consolidated Balance Sheet at June 30, 2012 and December 31, 2011, (iv) the Condensed Consolidated Statement of Cash Flows for the six month periods ended June 30, 2012 and 2011 and (v) the notes to the Condensed Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TERADATA CORPORATION

Date: August 3, 2012	By:	/s/ Stephen M. Scheppmann
Stephen M. Scheppmann
Executive Vice President and Chief Financial Officer