Form 10-Q
period 2012-09-30
TERADATA CORP /DE/
filed 2012-11-02
CIK 816761

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

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

At October 27, 2012, the registrant had approximately 169.1 million shares of common stock outstanding.

Part 1—FINANCIAL INFORMATION

Item 1. Financial Statements.

Teradata Corporation

Condensed Consolidated Statements of Income (Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
In millions, except per share amounts	2012	2011	2012	2011
Revenue
Product revenue	$306	$287	$935	$791
Service revenue	341	315	990	898

Total revenue	647	602	1,925	1,689

Costs and operating expenses
Cost of products	95	99	297	271
Cost of services	191	175	547	499
Selling, general and administrative expenses	174	163	518	478
Research and development expenses	44	43	133	118

Total costs and operating expenses	504	480	1,495	1,366

Income from operations	143	122	430	323
Other (expense) income, net	0	(1)	(1)	25

Income before income taxes	143	121	429	348

Income tax expense	39	34	122	93

Net income	$104	$87	$307	$255

Net income per weighted average common share
Basic	$0.62	$0.52	$1.82	$1.52
Diluted	$0.60	$0.51	$1.78	$1.48

Weighted average common shares outstanding
Basic	168.8	167.9	168.4	168.3
Diluted	172.4	171.7	172.1	172.1

See Notes to Condensed Consolidated Financial Statements (Unaudited).

Teradata Corporation

Condensed Consolidated Statements of Comprehensive Income (Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
In millions	2012	2011	2012	2011
Net income	$104	$87	$307	$255

Other comprehensive income:
Foreign currency translation adjustments	13	(10)	8	(7)

Defined benefit plans:
Defined benefit plan adjustment, before tax	(2)	2	(2)	5
Defined benefit plan adjustment, tax portion	0	0	0	0

Defined benefit plan adjustment, net of tax	(2)	2	(2)	5

Other comprehensive income (loss)	11	(8)	6	(2)

Comprehensive income	$115	$79	$313	$253

See Notes to Condensed Consolidated Financial Statements (Unaudited).

Teradata Corporation

Condensed Consolidated Balance Sheets (Unaudited)

	September 30,	December 31,
In millions, except per share amounts	2012	2011
Assets
Current Assets
Cash and cash equivalents	$909	$772
Accounts receivable, net	524	494
Inventories	41	61
Other current assets	79	85

Total current assets	1,553	1,412
Property and equipment, net	143	120
Capitalized software, net	162	140
Goodwill	933	742
Acquired intangible assets	193	163
Deferred income taxes	34	28
Other assets	33	11

Total assets	$3,051	$2,616

Liabilities and stockholders’ equity
Current liabilities
Accounts payable	$107	$97
Payroll and benefits liabilities	136	169
Deferred revenue	352	339
Other current liabilities	99	90

Total current liabilities	694	695
Long-term debt	278	290
Pension and other postemployment plan liabilities	80	77
Long-term deferred revenue	30	24
Other liabilities	91	36

Total liabilities	1,173	1,122

Commitments and contingencies (Note 7)

Stockholders’ equity
Preferred stock: par value $0.01 per share, 100.0 shares authorized, 0.0 shares issued and outstanding at September 30, 2012 and December 31, 2011	0	0
Common stock: par value $0.01 per share, 500.0 shares authorized, 189.0 and 186.6 shares issued at September 30, 2012 and December 31, 2011, respectively	2	2
Paid-in capital	875	765
Treasury stock: 19.9 and 19.3 shares at September 30, 2012 and December 31, 2011, respectively	(565)	(526)
Retained earnings	1,544	1,237
Accumulated other comprehensive income	22	16

Total stockholders’ equity	1,878	1,494

Total liabilities and stockholders’ equity	$3,051	$2,616

See Notes to Condensed Consolidated Financial Statements (Unaudited).

Teradata Corporation

Condensed Consolidated Statements of Cash Flows (Unaudited)

	Nine Months Ended September 30,
In millions	2012	2011
Operating activities
Net income	$307	$255
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	93	74
Stock-based compensation expense	31	25
Excess tax benefit from stock-based compensation	(33)	(10)
Deferred income taxes	28	31
Gain on investments	0	(28)
Changes in assets and liabilities:
Receivables	(20)	(12)
Inventories	21	0
Current payables and accrued expenses	23	0
Deferred revenue	19	57
Other assets and liabilities	(18)	(5)

Net cash provided by operating activities	451	387

Investing activities
Expenditures for property and equipment	(49)	(31)
Additions to capitalized software	(60)	(56)
Business acquisitions and other investing activities, net	(239)	(722)

Net cash used in investing activities	(348)	(809)

Financing activities
Proceeds from long-term borrowings	0	600
Repayments of long-term borrowings	(8)	(300)
Repurchases of common stock	(39)	(95)
Excess tax benefit from stock-based compensation	33	10
Other financing activities, net	48	19

Net cash provided by financing activities	34	234

Effect of exchange rate changes on cash and cash equivalents	0	(4)

Increase (decrease) in cash and cash equivalents	137	(192)
Cash and cash equivalents at beginning of period	772	883

Cash and cash equivalents at end of period	$909	$691

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

3. Supplemental Financial Information

	As of
	September 30,	December 31,
In millions	2012	2011
Inventories
Finished goods	$19	$41
Service parts	22	20

Total inventories	$41	$61

Other liabilities
Deferred tax liabilities	$69	$20
Other other liabilities	22	16

Total other liabilities	$91	$36

Deferred revenue
Deferrred revenue, current	$352	$339
Long-term deferred revenue	30	24

Total deferred revenue	$382	$363

4. Goodwill and Acquired Intangible Assets

The following table identifies the activity relating to goodwill by operating segment:

	Balance		Currency	Balance
	December 31,		Translation	September 30,
In millions	2011	Additions	Adjustments	2012
Goodwill
Americas	$543	$71	$2	$616
EMEA	120	112	6	238
APJ	79	0	0	79

Total goodwill	$742	$183	$8	$933

The changes in goodwill for the nine months ended September 30, 2012 are primarily due to the acquisition of eCircle Beteiligungs GmbH which was closed in the second quarter. The fair market valuation of the goodwill is still being reviewed, and amounts will be finalized by year end.

Acquired intangible assets were specifically identified when acquired, and are deemed to have finite lives. The gross carrying amount and accumulated amortization for Teradata’s acquired intangible assets were as follows:

	Original	September 30, 2012		December 31, 2011
	Amortization	Gross Carrying	Accumulated	Gross Carrying	Accumulated
In millions	Life (in Years)	Amount	Amortization	Amount	Amortization
Acquired intangible assets
Intellectual property/developed technology	1 to 7	151	(41)	122	(23)
Customer relationships	3 to 10	77	(12)	55	(6)
Trademarks/trade names	5 to 10	15	(2)	11	(1)
In-process research and development	5	5	0	5	0
Non-compete agreements	2 to 2.5	1	(1)	1	(1)

Total	1 to 10	249	(56)	194	(31)

The changes in gross acquired intangible assets for the nine months ended September 30, 2012 were primarily due to the acquisition of eCircle Beteiligungs GmbH which was closed in the second quarter. The fair market valuation of these newly acquired intangible assets is still being reviewed, and amounts will be finalized by year end.

The aggregate amortization expense (actual and estimated) for acquired intangible assets for the following periods is as follows:

	Nine Months Ended	For the year ended (estimated)
In millions	September 30, 2012	2012	2013	2014	2015	2016
Amortization expense	$26	$37	$39	$38	$35	$27

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

The effective tax rate for the three months ended September 30, 2012 and September 30, 2011 was 27% and 28%, respectively. The effective tax rate for the nine months ended September 30, 2012 and September 30, 2011 was 28% and 27%, respectively. The tax rate for the nine months ended September 30, 2011 included a $4 million tax benefit recorded in the second quarter of 2011 related to the book gain recorded on the Company’s previous equity investment in Aster Data Systems, Inc. (“Aster Data”), which was reflected as a permanent non-taxable item. For further information regarding the Company’s acquisition of Aster Data, refer to Note 12. There were no material discrete tax items reflected in the effective tax rate for the three and nine months ended September 30, 2012, or for the three months ended September 30, 2011.

6. Derivative Instruments and Hedging Activities

As a portion of the Company’s operations is conducted outside the United States and in currencies other than the U.S. dollar, the Company is exposed to potential gains and losses from changes in foreign currency exchange rates. In an attempt to mitigate the impact of currency fluctuations, the Company uses foreign exchange forward contracts to hedge transactional exposures resulting predominantly from foreign currency denominated inter-company receivables and payables. The forward contracts are designated as fair value hedges of specified foreign currency denominated inter-company receivables and payables and generally mature in three months or less. The Company does not hold or issue derivative financial instruments for trading purposes, nor does it hold or issue leveraged derivative instruments. By using derivative financial instruments to hedge exposures to changes in exchange rates, the Company exposes itself to credit risk. The Company manages exposure to counterparty credit risk by entering into derivative financial instruments with highly rated institutions that can be expected to fully perform under the terms of the applicable contracts.

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

The contract notional amount of the Company’s foreign exchange forward contracts was $98 million ($27 million on a net basis) at September 30, 2012, and $102 million ($19 million on a net basis) at December 31, 2011. The fair value derivative assets and liabilities recorded in other current assets and accrued liabilities at September 30, 2012 and December 31, 2011, were not material.

Gains and losses from the Company’s fair value hedges (foreign currency forward contracts and related hedged items) were immaterial for the three and nine months ended September 30, 2012 and September 30, 2011. Gains and losses from foreign exchange forward contracts are fully recognized each period and reported along with the offsetting gain or loss of the related hedged item, either in cost of products or in other income, depending on the nature of the related hedged item.

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

Guarantees and Product Warranties. Guarantees associated with the Company’s business activities are reviewed for appropriateness and impact to the Company’s financial statements. Periodically, the Company’s customers enter into various leasing arrangements coordinated with a leasing company. In some instances, the Company guarantees the leasing company a minimum value at the end of the lease term on the leased equipment. As of September 30, 2012, the maximum future payment obligation of this guaranteed value and the associated liability balance was $2 million.

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

The following table identifies the activity relating to the warranty reserve for the nine months ended September 30:

In millions	2012	2011
Warranty reserve liability
Beginning balance at January 1	$6	$6
Provisions for warranties issued	12	9
Settlements (in cash or in kind)	(11)	(9)

Balance at September 30	$7	$6

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

The Company’s assets and liabilities measured at fair value on a recurring basis include money market funds and foreign currency exchange contracts. A portion of the Company’s excess cash reserves are held in money market funds which generate interest income based on the prevailing market rates. Money market funds are included in cash and cash equivalents in the Company’s balance sheet. Money market fund holdings are measured at fair value using quoted market prices and are classified within Level 1 of the valuation hierarchy. When deemed appropriate, the Company minimizes its exposure to changes in foreign currency exchange rates through the use of derivative financial instruments, specifically, forward foreign exchange contracts. The fair value of these contracts are measured at the end of each interim reporting period using observable inputs other than quoted prices, specifically market spot and forward exchange rates. As such, these derivative instruments are classified within Level 2 of the valuation hierarchy. Fair value gains for open contracts are recognized as assets and fair value losses are recognized as liabilities. The fair value derivative assets and liabilities recorded in other current assets and accrued liabilities at September 30, 2012 and December 31, 2011, were not material. Any realized gains or losses would be mitigated by corresponding gains or losses on the underlying exposures.

The Company’s assets and liabilities measured at fair value on a recurring basis and subject to fair value disclosure requirements at September 30, 2012 were as follows:

Fair Value Measurements at Reporting Date Using
		Quoted Prices in	Significant
		Active Markets	Other	Signficant
		for Identical	Observable	Unobservable
		Assets	Inputs	Inputs
In millions	September 30, 2012	(Level 1)	(Level 2)	(Level 3)
Assets
Money market funds	$470	$470	$0	$0

The Company’s assets and liabilities measured at fair value on a recurring basis and subject to fair value disclosure requirements at December 31, 2011 were as follows:

Fair Value Measurements at Reporting Date Using
		Quoted Prices in	Significant
		Active Markets	Other	Signficant
		for Identical	Observable	Unobservable
		Assets	Inputs	Inputs
In millions	December 31, 2011	(Level 1)	(Level 2)	(Level 3)
Assets
Money market funds	$471	$471	$0	$0

9. Debt

On June 15, 2012, Teradata entered into a new five-year revolving credit agreement (the “Credit Facility”), under which the Company may borrow up to $300 million. The Credit Facility replaces a similar revolving credit agreement in the same maximum principal amount entered into by Teradata in 2007, which was terminated as of June 15, 2012. The new Credit Facility ends on June 15, 2017, at which point any remaining outstanding borrowings would be due for repayment unless extended by agreement of the parties for up to two additional one-year periods. The interest rate charged on borrowings pursuant to the Credit Facility can vary depending on the interest rate option the Company chooses to utilize and the Company’s leverage ratio at the time of the borrowing. In the near term, Teradata would anticipate choosing a floating rate based on the London Interbank Offered Rate (“LIBOR”). The Credit Facility is unsecured and contains certain representations and warranties, conditions, affirmative, negative and financial covenants, and events of default customary for such facilities.

As of September 30, 2012, the Company had no borrowings outstanding under the Credit Facility, leaving $300 million in additional borrowing capacity available under the Credit Facility.

Teradata’s senior unsecured $300 million five-year term loan is payable in quarterly installments, which commenced on June 30, 2012, with all remaining principal due in April 2016. The outstanding principal amount of the term loan agreement bears interest at a floating rate based upon a negotiated base rate or a Eurodollar rate plus in each case a margin based on the leverage ratio of the Company. As of September 30, 2012, the term loan principal outstanding was $292 million, and carried an interest rate of 1.25%.

Teradata’s term loan is recognized on the Company’s balance sheet at its unpaid principal balance, and is not subject to fair value measurement. However, given that the loan carries a variable rate, the Company estimates that the unpaid principal balance of the term loan would approximate its fair value.

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

The components of basic and diluted earnings per share are as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
In millions, except per share amounts	2012	2011	2012	2011
Net income available for common stockholders	$104	$87	$307	$255

Weighted average outstanding shares of common stock	168.8	167.9	168.4	168.3
Dilutive effect of employee stock options and restricted stock	3.6	3.8	3.7	3.8

Common stock and common stock equivalents	172.4	171.7	172.1	172.1

Earnings per share:
Basic	$0.62	$0.52	$1.82	$1.52
Diluted	$0.60	$0.51	$1.78	$1.48

Because the average market price of common shares for the periods was greater than the exercise prices of outstanding awards, no stock options were excluded from the computation of diluted earnings per share for the three and nine months ended September 30, 2012, or the three and nine months ended September 30, 2011.

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

The following table presents regional segment revenue and gross margin for the Company:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
In millions	2012	2011	2012	2011
Revenue
Americas	$384	$375	$1,170	$1,021
EMEA	156	133	460	403
APJ	107	94	295	265

Total revenue	647	602	1,925	1,689

Gross margin
Americas	229	223	703	592
EMEA	81	62	240	208
APJ	51	43	138	119

Total gross margin	361	328	1,081	919

Selling, general and administrative expenses	174	163	518	478
Research and development expenses	44	43	133	118

Total income from operations	$143	$122	$430	$323

The following table presents revenue by product and services for the Company:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
In millions	2012	2011	2012	2011
Products (software and hardware)(1)	$306	$287	$935	$791

Consulting services	194	176	552	498
Maintenance services	147	139	438	400

Total services	341	315	990	898

Total revenue	$647	$602	$1,925	$1,689

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

During the second quarter of 2012, the Company completed an immaterial business acquisition and other investing activities, including the all-cash acquisition of 100 percent of the equity of Munich-based eCircle Beteiligungs GmbH (“eCircle”), a leading full service digital marketing provider in Europe.

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

Third Quarter Financial Overview

As more fully discussed in later sections of this MD&A, the following were significant financial items for the third quarter of 2012:

•

Total revenue was $647 million for the third quarter of 2012, up 7% from the third quarter of 2011, led by growth in the Europe, Middle East and Africa (“EMEA”) and the Asia Pacific and Japan (“APJ”) regions.

•	Gross margin increased to 55.8% in the third quarter of 2012 from 54.5% in the third quarter of 2011, driven by improvements in product margin rates, particularly in the EMEA region.

•

Operating income was $143 million in the third quarter of 2012, compared to $122 million in the third quarter of 2011, driven by both revenue growth and higher margin rates. This increase was offset in part by higher Selling, General and Administrative (“SG&A”) expenses which were primarily due to the impact of our strategic initiative to add sales headcount.

•

Net income of $104 million in the third quarter of 2012 increased 20% from $87 million in the third quarter of 2011, with increased revenue and improved margins offset in part by higher SG&A expenses, as compared to the prior year.

Strategic Overview

Teradata is a leader in helping companies manage, integrate, and analyze growing data volumes and complexity, and transform it into actionable business insight for competitive advantage. Teradata’s strategy focuses on three large and growing markets—data warehousing, big data analytics, and integrated marketing management and digital marketing applications. Additionally, we have four key initiatives underway to broaden our position in the market and take advantage of these market opportunities. These initiatives are to:

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

Future Trends

We believe that demand for our solutions will continue to increase due to the continued increase in data volumes and types, the scale and complexity of business requirements, and the growing use of new data elements and more near real-time analytics. The adoption by customers of more near real-time analysis for enterprise intelligence is driving more applications, usage and capacity. We believe there is additional opportunity for Teradata in integrated marketing management (“IMM”) and digital marketing. Marketing organizations have been a leader in leveraging analytics over the years. A significant number of our data warehouses are being used by marketing organizations, and many of them are using our Teradata/Aprimo multi-channel campaign management application.

Furthermore, we believe that marketing will lead the way in most corporations to drive innovation from new analytics with big data. Marketing can use and apply the new insights created from social and mobile data, to impact a corporation’s revenue and earnings, and leverage the new channels created with social and mobile media to interact with and market to customers.

As a portion of the Company’s operations are conducted outside the United States, and in currencies other than the U.S. dollar, the Company is exposed to fluctuations in foreign currency exchange rates. In 2012, Teradata currently expects approximately 2 percentage points of adverse impact from currency translation on its reported revenue and a corresponding currency impact on operating income, based on currency rates as of October 29, 2012.

There have been signs of macroeconomic slowdown and uncertainty in the first nine months of 2012, which has led to increased scrutiny on operating budgets and large capital expenditures. The size, timing and contracted terms of large customer orders for our products and services can impact, both positively and negatively, our operating results, especially in times of economic uncertainty. While Teradata experienced strong results in the first nine months of 2012, a potential economic downturn in one or more of the Company’s geographic operating segments, particularly with respect to information technology spending by our current or prospective customers, could have a significant impact on our future results.

While macroeconomic concerns exist, our long-term outlook remains positive. We did not experience significant changes in the first nine months of 2012 due to competitive and/or pricing trends for our data warehouse or appliance solutions, although there is always a risk that pricing pressure for our solutions could occur in the future. Additionally, as companies look to reduce ongoing operating expenses, customers may choose to go to lower maintenance service level agreements which could lead to revenue and margin pressure on our maintenance services business. We continue to be committed to new product development and achieving a responsive yield from our research and development spending and resources, which are intended to drive future demand. We also continue to evaluate opportunities to increase our market coverage and are committed to continuing to increase our number of sales territories, among other things, to drive future revenue growth. New sales account territories typically take more than two years to become fully productive, given the length of an average sales cycle with a new data warehouse prospect.

Results of Operations for the Three Months Ended September 30, 2012

Compared to the Three Months Ended September 30, 2011

In millions	2012	% of Revenue	2011	% of Revenue
Product revenue	$306	47.3%	$287	47.7%
Service revenue	341	52.7%	315	52.3%

Total revenue	647	100%	602	100%

Gross margin
Product gross margin	211	69.0%	188	65.5%
Service gross margin	150	44.0%	140	44.4%

Total gross margin	361	55.8%	328	54.5%

Operating expenses
Selling, general and administrative expenses	174	26.9%	163	27.1%
Research and development expenses	44	6.8%	43	7.1%

Total operating expenses	218	33.7%	206	34.2%

Operating income	$143	22.1%	$122	20.3%

Revenue

Teradata revenue increased 7% in the third quarter of 2012 compared to the third quarter of 2011. The revenue increase is net of a 3% adverse impact from foreign currency fluctuations. Product revenue increased 7% in the third quarter of 2012 from the prior-year period, led by growth in the EMEA and APJ regions. Service revenue in the third quarter of 2012 increased 8% from the prior-year period, with an underlying 10% increase in consulting services revenue, and 6% increase in maintenance services revenue, as compared to the prior-year period.

Gross Margin

Gross margin for the third quarter of 2012 was 55.8% compared to 54.5% in the third quarter of 2011. Product gross margin increased to 69.0% in the third quarter of 2012, compared to 65.5% in the prior-year period. The increase in product margin was largely a result of an improved product revenue mix, particularly in the EMEA region, when compared to the prior period. Product gross margin in the third quarter of 2012 also included $4 million of costs from amortization of acquired intangible assets, as compared to $6 million of combined purchase accounting adjustments and amortization of acquired intangible assets in the third quarter of 2011. Service gross margin decreased to 44.0% in the third quarter of 2012 compared to 44.4% in the prior-year period. The decrease in services margins was driven by lower consulting margins versus the prior-year period, offset in part by increased maintenance margins.

Operating Expenses

Total operating expenses, characterized as SG&A and Research and Development (“R&D”) expenses, were $218 million in the third quarter of 2012 compared to $206 million in the third quarter of 2011. The $11 million increase in SG&A expenses was driven by higher selling expense, due primarily to our strategic initiative to add sales headcount. The $1 million increase in R&D expenses was driven by higher engineering headcount expenses, which was offset in part by $3 million more in capitalization of software development expenses.

Certain R&D expenses for internally developed software are capitalized and later amortized over the useful life of the underlying commercial software products. The capitalization of costs reduces R&D expense in the current period, and the subsequent amortization of those costs is charged against product cost of revenue over future periods, which reduces product gross margin.

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

The following table presents revenue and operating performance by segment for the three months ended September 30:

In millions	2012	% of Revenue	2011	% of Revenue
Revenue
Americas	$384	59%	$375	62%
EMEA	156	24%	133	22%
APJ	107	17%	94	16%

Total revenue	647	100%	602	100%

Gross margin
Americas	229	59.6%	223	59.5%
EMEA	81	51.9%	62	46.6%
APJ	51	47.7%	43	45.7%

Total gross margin	$361	55.8%	$328	54.5%

Americas: Revenue increased 2% in the third quarter of 2012 from the third quarter of 2011, led by a 10% increase in services revenue. The revenue increase is net of a 1% adverse impact from foreign currency fluctuations. Gross margins were roughly unchanged at 59.6% for the third quarter of 2012, from 59.5% in the third quarter of 2011, with improved product margins roughly offset by somewhat lower services margins, and the impact of a higher proportion of services revenue (as compared to product revenue).

EMEA: Revenue increased 17% in the third quarter of 2012 from the third quarter of 2011, led by a 25% increase in product revenue. The revenue increase is net of a 11% adverse impact from foreign currency fluctuations. Gross margins increased to 51.9% for the third quarter of 2012, from 46.6% in the third quarter of 2011, as margin rate improvements in product revenue and the impact of a greater proportion of product revenue (as compared to services revenue) offset a decline in services margin rates, compared to the prior-year period.

APJ: Revenue increased 14% in the third quarter of 2012 from the third quarter of 2011, led by a 51% increase in product revenue. The revenue increase is net of a 2% adverse impact from foreign currency fluctuations. Gross margin increased to 47.7% in the third quarter of 2012, from 45.7% in the third quarter of 2011. The benefit from a greater proportion of product revenue, as well as improved product margin rates offset a decline in service margin rates as compared to the third quarter of 2011.

Provision for Income Taxes

Income tax provisions for interim periods are based on estimated annual income tax rates, adjusted to reflect the effects of any significant infrequent or unusual items which are required to be discretely recognized within the current interim period. The Company’s intention is to permanently reinvest its foreign earnings outside of the United States. As a result, the effective tax rates in the periods presented are largely based upon the forecasted pre-tax earnings mix between the United States and other foreign taxing jurisdictions where the Company conducts its business. The Company estimates its full-year forecasted global effective tax rate for the year ended December 31, 2012 to be approximately 27%. This estimate is based on the forecasted overseas profits being taxed at an overall effective tax rate of approximately 10%, as compared to the statutory tax rate of 35% in the United States. In addition, this estimate assumes that the U.S. Federal R&D tax credit, which expired as of December 31, 2011, is retroactively reinstated for the full year 2012 in the fourth quarter of 2012.

The effective tax rate in the third quarter of 2012 was 27%, compared to 28% in the third quarter of 2011. There were no material discrete tax items reflected in the effective tax rate for the three months ended September 30, 2012 and September 30, 2011.

Results of Operations for the Nine Months Ended September 30, 2012

Compared to the Nine Months Ended September 30, 2011

In millions	2012	% of Revenue	2011	% of Revenue
Product revenue	$935	48.6%	$791	46.8%
Service revenue	990	51.4%	898	53.2%

Total revenue	1,925	100%	1,689	100%

Gross margin
Product gross margin	638	68.2%	520	65.7%
Service gross margin	443	44.7%	399	44.4%

Total gross margin	1,081	56.2%	919	54.4%

Operating expenses
Selling, general and administrative expenses	518	26.9%	478	28.3%
Research and development expenses	133	6.9%	118	7.0%

Total operating expenses	651	33.8%	596	35.3%

Operating income	$430	22.3%	$323	19.1%

Revenue

Teradata revenue increased 14% in the first nine months of 2012 compared to the first nine months of 2011. The revenue increase is net of a 3% adverse impact from foreign currency fluctuations. Product revenue increased 18% in the first three quarters of 2012 from the prior-year period, led by growth in the Americas and APJ regions. Service revenue in the first three quarters of 2012 increased 10% from the prior-year period, with an underlying 11% increase in consulting revenue, and 10% increase in maintenance revenue, as compared to the prior-year period.

Gross Margin

Gross margin for the nine months ended September 30, 2012 was 56.2% compared to 54.4% for the nine months ended September 30, 2011. Product gross margin increased to 68.2% in the first three quarters of 2012, compared to 65.7% in the prior-year period. The increase in product margin was driven by improved product revenue mix, primarily in the Americas region, as compared to the prior period. Product gross margin in the first nine months of 2012 also included $12 million of amortization costs from acquired intangible assets, as compared to $24 million of combined purchase accounting adjustments and amortization of acquired intangible assets in the first nine months of 2011. The decrease in acquisition-related costs was offset in part by $5 million of additional amortization of capitalized internal software development costs in the first three quarters of 2012. Service gross margin increased to 44.7% in the first three quarters of 2012 compared to 44.4% in the prior-year period. The increase in services margins was driven by improved maintenance services margins in all three regions, offset somewhat by lower consulting services margins.

Operating Expenses

Total operating expenses, characterized as SG&A and R&D expenses, were $651 million in the first three quarters of 2012 compared to $596 million in the first three quarters of 2011. The $40 million increase in SG&A expenses was largely driven by higher selling expense, due primarily to our strategic initiative to add sales headcount (including sales headcount from acquisitions closed in 2012 and 2011), as well as increased revenue-driven costs for sales commissions. These increases were offset in part by $4 million less in acquisition-related transaction, integration and reorganization expenses, as well as amortization expenses from acquired intangible assets. The $15 million increase in R&D expenses was driven by higher engineering headcount expenses, including incremental engineering headcount from the Aprimo and Aster Data acquisitions completed in 2011.

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

The following table presents revenue and operating performance by segment for the nine months ended September 30:

In millions	2012	% of Revenue	2011	% of Revenue
Revenue
Americas	$1,170	61%	$1,021	60%
EMEA	460	24%	403	24%
APJ	295	15%	265	16%

Total revenue	1,925	100%	1,689	100%

Gross margin
Americas	703	60.1%	592	58.0%
EMEA	240	52.2%	208	51.6%
APJ	138	46.8%	119	44.9%

Total gross margin	$1,081	56.2%	$919	54.4%

Americas: Revenue increased 15% in the first nine months of 2012 from the first nine months of 2011, led by a 20% increase in product revenue. The revenue increase was not significantly impacted by foreign currency fluctuations. Gross margins increased to 60.1% for the first three quarters of 2012, from 58.0% in the first three quarters of 2011, driven primarily by improved product revenue mix, as well as the impact of a higher proportion of product revenue, as compared to services revenue, compared to the prior-year period.

EMEA: Revenue increased 14% in the first nine months of 2012 from the first nine months of 2011, led by a 23% increase in consulting revenue. The revenue increase is net of a 9% adverse impact from foreign currency fluctuations. Gross margins increased to 52.2% for the first three quarters of 2012, from 51.6% in the first three quarters of 2011, driven primarily by improved product revenue mix, offset in part by lower services margins.

APJ: Revenue increased 11% in the first nine months of 2012 from the first nine months of 2011, led by a 21% increase in product revenue. The revenue increase is net of a 1% adverse impact from foreign currency fluctuations. Gross margin increased to 46.8% in the first three quarters of 2012, from 44.9% in the first three quarters of 2011. The gross margin increase was driven primarily by improved service margins, as well as a greater proportion of product revenue (compared to service revenue), compared to the prior-year period.

Other Income (Expense)

The Company recognized $1 million of other expense in the first nine months of 2012, versus $25 million of other income in the nine months ended September 30, 2011. The other income in the prior-year period was driven by $28 million in gains on equity investments. As part of the required accounting for the acquisition of Aster Data, Teradata’s then-existing 11.2% equity investment in Aster Data at the time of the acquisition was valued at $36 million, triggering the recognition of an $11 million gain. Additionally, in May 2011, the Company completed the sale of an equity investment in Pliant Technology, Inc. The Company received proceeds of $30 million and recognized a net gain of $17 million on the transaction.

Provision for Income Taxes

The effective tax rate for the nine months ended September 30, 2012 was 28%, compared to 27% in the first three quarters of 2011. There were no material discrete tax items reflected in the effective tax rate for the nine months ended September 30, 2012. The effective tax rate for the nine months ended September 30, 2011 included a $4 million discrete tax benefit recorded in the second quarter related to the book gain recorded on the Company’s previous equity investment in Aster Data, which was reflected as a one-time permanent non-taxable item. The increase in the Company’s overall effective tax rate primarily results from the discrete benefit recognized in 2011.

Financial Condition, Liquidity and Capital Resources

Cash provided by operating activities increased by $64 million in the first nine months of 2012. In comparison to the prior-year period, the increase in cash provided by operating activities in the nine months ended September 30, 2012 was principally due to an increase in net income in the first three quarters of 2012 (adjusted for non-cash items such as depreciation and amortization, share-based compensation expense and deferred income taxes), as well as a decrease in inventories and an increase in payables and accrued expenses, in the first three quarters of 2012 due to the timing of orders and deliveries. This impact was offset in part by a smaller increase in deferred revenue in the first nine months of 2012, compared to the first nine months of 2011, due to the timing of product revenue deferrals.

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

The table below shows net cash provided by operating activities and capital expenditures for the following periods:

	Nine Months Ended September 30,
In millions	2012	2011
Net cash provided by operating activities	$451	$387
Less:
Expenditures for property and equipment	(49)	(31)
Additions to capitalized software	(60)	(56)

Free cash flow	$342	$300

Financing activities and certain other investing activities are not included in our calculation of free cash flow. Other investing activities for the nine months ended September 30, 2012 primarily consisted of the eCircle acquisition and other smaller acquisition and investment activities which closed during the second quarter. Other investing activities in the first nine months of 2011 primarily consisted of Teradata’s acquisitions of Aprimo and Aster Data. Teradata’s financing activities for the nine months ended September 30, 2012 included purchases of the Company’s common stock. The Company purchased 0.6 million shares of its common stock at an average price per share of $67.12 in the first nine months of 2012. Share repurchases are made under the two share repurchase programs authorized by our Board of Directors in 2008. The first program (the “dilution offset program”) authorizes the Company to purchase Teradata common stock to the extent of cash received from the exercise of stock options and the Teradata Employee Stock Purchase Plan (“ESPP”) to offset dilution from shares issued pursuant to these plans. On February 6, 2012, the board approved a new $300 million share repurchase authorization to replace the prior $300 million authorization that was to expire on February 10, 2012. As of September 30, 2012, the Company had $299 million of authorization remaining on the general share repurchase program to repurchase outstanding shares of Teradata common stock. Share repurchases made by the Company are reported on a trade date basis. Our share repurchase activity depends on factors such as our working capital needs, our cash uses for capital investment opportunities, our stock price, and economic and market conditions.

Proceeds from the ESPP and the exercise of stock options were $48 million in the first nine months of 2012 and $19 million in the first nine months of 2011. These proceeds are included in Other financing activities, net in the Condensed Consolidated Statement of Cash Flows (Unaudited). Additionally, during the first nine months of 2012 the Company repaid $8 million against its outstanding term loan, which is discussed further below.

Our total in cash and cash equivalents held outside the United States in various foreign subsidiaries was $463 million as of September 30, 2012 and $594 million as of December 31, 2011. The remaining balance held in the United States was $446 million as of September 30, 2012 and $178 million as of December 31, 2011. Under current tax laws and regulations, if cash and cash equivalents and short-term investments held outside the United States are distributed to the United States in the form of dividends or otherwise, we would be subject to additional U.S. income taxes (subject to an adjustment for foreign tax credits) and possible foreign withholding taxes. As of September 30, 2012, we have not provided for the U.S. federal tax liability on approximately $841 million of foreign earnings that are considered permanently reinvested outside of the United States.

On June 15, 2012, Teradata entered into a new five-year revolving credit agreement (the “Credit Facility”), under which the Company may borrow up to $300 million. The Credit Facility replaces a similar revolving credit agreement in the same maximum principal amount entered into by Teradata in 2007, which was terminated as of June 15, 2012. The new Credit Facility ends on June 15, 2017, at which point any remaining outstanding borrowings would be due for repayment unless extended by agreement of the parties for up to two additional one-year periods. The interest rate charged on borrowings pursuant to the Credit Facility can vary depending on the interest rate option the Company chooses to utilize and the Company’s leverage ratio at the time of the borrowing. In the near term, Teradata would anticipate choosing a floating rate based on the London Interbank Offered Rate (“LIBOR”). The Credit Facility is unsecured and contains certain representations and warranties, conditions, affirmative, negative and financial covenants, and events of default customary for such facilities. As of September 30, 2012, the Company had no outstanding borrowings on the Credit Facility, and was in compliance with all covenants.

In April 2011, Teradata entered into a $300 million five-year, unsecured term loan. The outstanding principal amount of the term loan agreement bears interest at a floating rate based upon a negotiated base rate or a Eurodollar rate plus in each case a margin based on the leverage ratio of the Company. As of September 30, 2012, the term loan principal outstanding was $292 million, and carried an interest rate of 1.25%.

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

In many cases, the accounting treatment of a particular transaction is specifically dictated by GAAP and does not require significant management judgment in its application. There are also areas in which management’s judgment in selecting among available alternatives would not produce a materially different result. The significant accounting policies and estimates that we believe are the most critical to aid in fully understanding and evaluating our reported financial results are discussed in the 2011 Annual Report. Teradata’s senior management has reviewed these critical accounting policies and related disclosures and determined that there were no significant changes in our critical accounting policies in the nine months ended September 30, 2012. Also, there were no significant changes in our estimates associated with those policies.

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

Based on their evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective to provide reasonable assurance as of September 30, 2012.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the last fiscal quarter ended September 30, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Purchase of Company Common Stock

During the third quarter of 2012, the Company executed purchases for less than 0.1 million shares of its common stock at an average price per share of $63.99 under the two share repurchase programs that were authorized by our Board of Directors in 2008. The first program (the “dilution offset program”) authorizes the Company to purchase Teradata common stock to the extent of cash received from the exercise of stock options and the Teradata Employee Stock Purchase Plan (“ESPP”) to offset dilution from shares issued pursuant to these plans. On February 6, 2012, the board approved a new $300 million share repurchase authorization to replace the prior $300 million authorization under the Company’s second share repurchase program (the “general share repurchase program”), that was to expire on February 10, 2012. As of September 30, 2012, the Company had $299 million of authorization remaining on the general share repurchase program to repurchase outstanding shares of Teradata common stock.

Section 16 officers occasionally sell vested shares of restricted stock to the Company at the current market price to cover their withholding taxes. For the nine months ended September 30, 2012, the total of these purchases was 36,170 shares at an average price of $62.16 per share.

The following table provides information relating to the Company’s share repurchase programs for the nine months ended September 30, 2012:

Month	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Dilution Offset Program	Total Number of Shares Purchased as Part of Publicly Announced General Share Repurchase Program	Maximum Dollar Value that May Yet Be Purchased Under the Dilution Offset Program	Maximum Dollar Value that May Yet Be Purchased Under the General Share Repurchase Program
First Quarter Total	—	N/A	—	—	$27,765,950	$300,000,000

Second Quarter Total	545,233	$67.37	545,233	—	$2,209,826	$300,000,000

July 2012	42,709	$63.99	34,800	7,909	$1,066,697	$299,487,588
August 2012	200	$65.02	200	—	$9,398,383	$299,487,588
September 2012	—	N/A	—	—	$12,374,528	$299,487,588

Third Quarter Total	42,909	$63.99	35,000	7,909	$12,374,528	$299,487,588

Item 3. Defaults Upon Senior Securities.

None

Item 5. Other Information.

None

Item 6. Exhibits.

Reference Number per Item 601 of Regulation S-K	Description

2.1	Form of Separation and Distribution Agreement between Teradata Corporation and NCR Corporation (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K dated September 11, 2007).

3.1	Amended and Restated Certificate of Incorporation of Teradata Corporation, as amended and restated on September 24, 2007 (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K dated September 25, 2007).

3.2	Amended and Restated Bylaws of Teradata Corporation, as amended and restated on April 20, 2012 (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K dated April 26, 2012).

4.1	Common Stock Certificate of Teradata Corporation (incorporated by reference to Exhibit 4.1 to the Quarterly Report on Form 10-Q dated November 13, 2007).

10.1	Revolving Credit Agreement dated June 15, 2012 among Teradata Corporation, Bank of America, N.A., as Administrative Agent, JPMorgan Chase Bank, N.A., as Syndication Agent, The Bank of Tokyo-Mitsubishi UFJ, Ltd. and Citibank, N.A., as Co-Documentation Agents, and the lenders party thereto (incorporated by reference to Exhibit 1.1 to the Current Report on Form 8-K dated June 20, 2012).

10.2	Teradata Change in Control Severance Plan, as amended and restated (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K dated July 27, 2012).

10.3	Form of Director Restricted Share Unit Grant Statement under the Teradata 2012 Stock Incentive Plan (incorporated by reference to Exhibit 10.5 to the Quarterly Report on Form 10-Q dated August 3, 2012).

10.4	Teradata Corporation Employee Stock Purchase Plan, as amended and restated (incorporated by reference to Exhibit 10.6 to the Quarterly Report on Form 10-Q dated August 3, 2012).

31.1	Certification pursuant to Rule 13a-14(a), dated November 2, 2012.

31.2	Certification pursuant to Rule 13a-14(a), dated November 2, 2012.

32	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated November 2, 2012.

101	Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Condensed Consolidated Statement of Income for the three and nine month periods ended September 30, 2012 and 2011, (ii) the Condensed Consolidated Statement of Comprehensive Income for the three and nine month periods ended September 30, 2012 and 2011, (iii) the Condensed Consolidated Balance Sheet at September 30, 2012 and December 31, 2011, (iv) the Condensed Consolidated Statement of Cash Flows for the nine month periods ended September 30, 2012 and 2011 and (v) the notes to the Condensed Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TERADATA CORPORATION

Date: November 2, 2012	By:	/s/ Stephen M. Scheppmann
Stephen M. Scheppmann
Executive Vice President and Chief Financial Officer