Form 10-K
period 2012-12-31
TERADATA CORP /DE/
filed 2013-02-28
CIK 816761

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2012

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of voting stock held by non-affiliates of the registrant as of June 30, 2012, was approximately $12.1 billion.

At January 31, 2013, there were approximately 165.8 million shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Part III:	Portions of the registrant’s Notice of Annual Meeting of Stockholders and Proxy Statement, to be filed with the Securities and Exchange Commission pursuant to Regulation 14A within 120 days after registrant’s fiscal year end of December 31, 2012 are incorporated herein by reference.

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

PART I

FORWARD-LOOKING STATEMENTS

Forward-looking statements in our public filings or other public statements are subject to known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements or other public statements. These forward-looking statements were based on various facts and were derived utilizing numerous important assumptions and other important factors, and changes in such facts, assumptions or factors could cause actual results to differ materially from those in the forward-looking statements. Forward-looking statements include the information concerning our future financial performance, business strategy, projected plans and objectives. Statements preceded by, followed by or that otherwise include the words “believes,” “expects,” “anticipates,” “intends,” “projects,” “estimates,” “plans,” “may increase,” “may fluctuate,” and similar expression or future or conditional verbs such as “will,” “should,” “would,” “may” and “could” are generally forward-looking in nature and not historical facts. You should understand that the factors described under “Risk Factors” and the following important factors could affect our future results and could cause actual results to differ materially from those expressed in such forward-looking statements:

•

the rapidly changing and intensely competitive nature of the information technology industry and the software applications and enterprise data warehousing businesses, including the ongoing consolidation activity, threats from new and emerging analytic data technologies and competitors, and pressure on achieving continued price/performance gains for data warehousing solutions;

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

We serve customers across a broad set of industries from around the world—ranging from small departmental and corporate implementations to many of the world’s largest data warehouses and marketing applications. Teradata operates from four main locations in the United States: Dayton, Ohio; Johns Creek (Atlanta), Georgia; Rancho Bernardo (San Diego), California; and Indianapolis, Indiana. In addition, we have sales and services offices located in approximately 42 countries. For the full year ended December 31, 2012, we had net income of $419 million and total revenues of $2.665 billion, of which approximately 61% was derived in the North America and Latin America region (the “Americas”), 24% in the Europe, Middle East and Africa region (“EMEA”), and 15% in the Asia Pacific and Japan region (“APJ”), demonstrating our diversified business model. For financial information about these geographic areas which are also our reportable segments as of December 31, 2012, see “Note 11—Segment, Other Supplemental Information and Concentrations” in Notes to Consolidated Financial Statements elsewhere in this Annual Report.

History and Development. Teradata was formed in 1979 as a Delaware corporation. Teradata established a relational database management system on a proprietary platform in 1984. In 1990, Teradata partnered with NCR Corporation (“NCR”) to jointly develop next-generation database systems. In 1991, AT&T Corp. (“AT&T”) acquired NCR and, later that year, NCR purchased Teradata.

In 1996, AT&T spun off NCR (including Teradata) to form an independent, publicly-traded company, NCR Corporation. In 1999, NCR consolidated its Teradata data warehousing operations and product offerings into a separate operating division. On September 30, 2007, NCR was effectively separated into two independent, publicly-traded companies through the distribution of 100% of its Teradata data warehousing business to shareholders of NCR (the “Separation”). Since 2007, we have increased our investments and focus to extend the scope of our integrated data warehousing solutions, including enhancements to our leading database software, adding big data analytic solutions, increasing our business application software, and providing sophisticated support and consulting services.

In 2011, Teradata completed its acquisitions of Aprimo, Inc. (“Aprimo”), a global provider of cloud-based integrated marketing software, and Aster Data Systems, Inc. (“Aster Data”), a technology leader in big data analytics. In 2012, Teradata completed the acquisition of Munich-based eCircle Beteiligungs GmbH (“eCircle”), a leading full service digital marketing provider in Europe. With Aprimo, Teradata has expanded its offering of business analytics with integrated marketing solutions that enable customers to improve marketing performance with data-driven insights. The eCircle acquisition expanded these solutions to include digital marketing applications. The acquisition of Aster Data brought Teradata greater market presence in the management of diverse, multi-structured data and complex data types that require the need for new analytical tools to extract their value. Additionally, the combination of Teradata and Aster Data technologies enables businesses to perform better big data analytics on large sets of multi-structured data.

Industry Overview

Our revenues are primarily generated in the multi-billion dollar data warehousing market. This market includes data warehouse database software, supporting hardware (servers, storage and interconnects), consulting and installation-related (“consulting”) services and maintenance services. Additionally, Teradata offers business application software to help transform data into actionable business intelligence, allowing for improved analytics and better decision making. We expect that the need for data warehousing and business application software will continue to grow as organizations increasingly rely on enterprise analytics to compete on a global basis. This need is further driven by the convergence of the following key market dynamics we have observed:

•

high levels of data growth are being driven by new data types, in particular multi-structured data, often referred to as big data analytics, examples of which include web logs, sensor and social network data, Internet text and search indexing, call detail records, genomics, astronomy, biological research, military surveillance information, medical records, photography and video archives, and large scale eCommerce data;

•	new types of analytic methodologies, such as Hadoop and the MapReduce programming model, are available in the market to support new expanded types of analysis on both existing and new types of data.

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

•	the adoption by customers of more real time, or “active,” environments is driving more applications, usage and capacity.

Our Data Warehousing and Big Data Analytics Solutions

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

Big Data Analytics. Big data analytics describe environments with significant data volume, variety, velocity and complexity. Teradata currently addresses this market with a number of offerings that provide a unified data architecture for our customers, including the Teradata database, the Aster MapReduce platform and software and services that integrate with the Apache Hadoop platform.

Teradata Unified Data Architecture™ – A collection of services, platforms, applications and tools that help customers define and deploy a data architecture that makes optimal use of available technologies in a way that accesses the value of data. These tools and utilities specifically give organizations the ability to consistently manage all the data with workload-specific engines.

The Teradata Unified Data Environment is a framework for organizations to address all types of data and multiple Teradata systems. It leverages the complementary value of technologies from Teradata, Teradata Aster, and open source Apache™ Hadoop, to enable business users to ask questions against data with various analytics, at any time. Utilizing the Teradata Unified Data Architecture, organizations can deploy, support, manage, and seamlessly access all their data.

Discovery Platform. Many companies are looking to capture, refine, and analyze all types of data available to them regarding customer interactions and business operations, in order to gain insights that help them create value for their customers and shareholders. Doing this requires exploration of new data types in a rapid fashion to determine the value and then operationalize this data into a data warehouse.

A discovery platform provides business analysts and data scientists with a reliable workbench from which to explore and perform experiments on large data sets, at scale, in less time and at less cost than required with traditional approaches. Discovery platforms allow companies to innovate on analytics by testing hypothesis to uncover new insights in data. In addition, the discovery platform enables companies to identify new trends and insights that can lead to benefits such as better consumer personalization or fraud detection.

A discovery platform must support a variety of interfaces, including Structured Query Language (“SQL”), business intelligence tools (“BI”), statistics, and next-generation MapReduce analytics. Teradata Aster database combines the MapReduce analytic framework with the patented SQL-MapReduce® capabilities to allow SQL-trained IT professionals to easily gain value from MapReduce. Moreover, this discovery platform, when combined and integrated with Teradata’s database software and Apache Hadoop, provides an architecture to support rapid discovery and the path to production usage of these new insights.

Active Intelligence. Teradata extends the use of traditional data warehousing by integrating advanced analytics into enterprise business processes through a solution known as Active Intelligence, which reduces the time between obtaining information and acting on it. Specifically, active intelligence integrates detailed historical information with near real-time data, and then deploys timely, accurate strategic intelligence to knowledge workers in the corporate office as well as operational intelligence to front line users, customers and partners.

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

•

Teradata Work-Load Specific Platforms—For the hardware component of our solutions, Teradata integrates and optimizes industry standard hardware components with our value-added, fault-tolerant BYNET MPP interconnect. We utilize industry standard Intel® XEON 64-bit servers, along with industry-standard storage offerings, to provide seamless, transparent scalability. Our research and development efforts have sought to optimize the Teradata Platform Family as high performance, scalable, and easily supportable MPP systems, purpose-built to meet the analytical architecture needs of our customers, and to optimize the performance of the Teradata database software. The Teradata Platform Family extends our market reach and opportunity to new customers and to grow Teradata’s share of information technology (“IT”) spending within our existing customer base, by providing solutions from data marts, to entry-level data warehouses, to specialized analytical solutions and our active data warehouses. Teradata’s purpose-built Platform Family allows customers to standardize on the Teradata database system, leveraging their existing training knowledge and experience, to meet all their architecture needs at various price points.

•	Teradata Logical Data Models—Our industry-specific logical data models (“LDMs”) are designed as easy-to-follow blueprints for designing an integrated data warehouse that reflects business priorities tailored to the specific needs of a particular industry. In addition, our Unified LDM provides a unified view across multiple common subject areas. Our LDMs are licensed to our customers as a key component of our data warehousing solutions. We also offer subscriptions that provide our customers with when-and-if-available upgrades and enhancements to our LDMs.

•

Teradata Aster MapReduce Platform—This purpose-built, integrated hardware and software solution for big data analytics is pre-configured to gain insights from large volumes of new types of multi-structured data. It combines the powerful Aster Database and Aster’s patented SQL-MapReduce® framework with a fully-supported Teradata hardware platform. This solution provides a platform for analyzing new multi-structured data sources and data types, from social network data to web log data, machine data, and more. The platform offers a powerful environment for developing and using data science-based analytics, with an integrated hardware/software solution delivered and supported by Teradata.

•	Teradata Applications and Tools—We offer a full suite of data access and management tools and applications that leverage enterprise intelligence to solve business problems. These tools and applications include: data mining, master data management, integrated marketing management, digital marketing, enterprise risk management, finance and performance management, demand and supply chain management, and profitability analytics.

•	Teradata Integrated Analytics—This portfolio enables businesses to convert their traditional data warehouse into an analytic services environment to meet the challenges of multi-structured data analytics (or big data analytics), complex analytics, mobile business intelligence, social analytics, pervasive business intelligence, agile analytics, and the many demands driven by new and diverse data and analytics. Teradata Integrated Analytics is a comprehensive portfolio of high-performance, in-database analytics technology and services that enable businesses to deliver consistent, high-value analytics across their analytics user community.

Our service offerings include:

•	Teradata Consulting Services—Teradata consultants combine a patented methodology with extensive industry expertise and hands-on experience to help our customers quickly recognize business value and minimize risk by using analytic data solutions. We employ skilled consultants who provide data warehousing business impact modeling, design, architecture, installation, implementation, and optimization consulting services, as well as enterprise analytics consulting, data management services, and managed services. Our Global Consulting Centers around the world are staffed with professionals trained in our patented solutions methodology, and supplement local area consulting teams by accessing and utilizing the accumulated wealth of our global knowledge base and providing offshore consulting resources as needed.

•	Teradata Customer Support Services—Our customer services organization provides an experienced, single point of contact and delivery for the deployment, support and ongoing management of Teradata data warehouses around the world. Our customer support service offers both proactive and reactive services, including maintenance, monitoring, back up, and recovery services to allow customers to maximize availability and better leverage the value of their investments in data warehousing.

•	Training Services—To enhance the value of their investment, we also provide our customers with training for their employees and contractors who are responsible for the operation and/or use of their Teradata data warehouses and analytical applications.

Our Strategy. Teradata is a leader in helping companies manage, integrate, and analyze growing data volumes and complexity and transform it into actionable business insight for competitive advantage. Teradata’s strategy focuses on three large and growing markets—data warehousing, big data analytics, and integrated marketing management including digital marketing applications. Additionally, we have four key initiatives underway to broaden our position in the market and take advantage of these market opportunities. These initiatives are to:

•	Invest to extend Teradata’s core database technology and software application offerings, and expand our family of compatible data warehouse platforms and applications to address multiple market segments and solution offerings through internal development and targeted strategic acquisitions,

•	Differentiate Teradata technology and drive platform and solutions demand by delivering consulting services that enable customers to achieve business value through the use of best-in-class analytics,

•	Invest in partnerships to increase the number of solutions available on Teradata platforms, maximize customer value and increase our market coverage, and

•	Continue to seek opportunities to increase our market coverage through additional sales territories (hiring incremental sales account executives as well as technology and industry consultants).

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

With more than 30 years of experience, Teradata is a leader in implementing analytic data solutions. Our customers represent some of the best-known companies around the world. Teradata solutions support nineteen of the top twenty global telecommunication firms, eight of the top ten travel and transportation companies, fourteen of the top twenty global retailers, and sixteen of the top twenty global commercial and savings banks. (Rankings are based on the 2012 Fortune Global Rankings and Teradata customers as of December 31, 2012.) Although Teradata is a well-established vendor with strong penetration in each of these industries, our market and growth potential remains strong, as existing customers routinely increase the size and scope of their data warehouse due to growth in the number of users, amounts and types of data, and types and complexity of queries and analytics being directed to the customers’ data warehouse.

Data warehouses are typically built one project at a time. For example, an initial data warehouse may start with a single subject area, which forms the foundation of data that is available to be leveraged for the next project, and so on. Therefore, a customer with a large order in one quarter is likely to generate additional revenue for Teradata in subsequent periods. However, due to the breadth of our customer base, no single customer of Teradata (overall or within any of our reportable segments) accounted for 10% or more of our total revenue in any of the last three fiscal years. For the year ended December 31, 2012, our top ten customers collectively accounted for approximately 16% of our total revenues. Moreover, Teradata’s total revenue and revenue for each reportable segment can vary considerably from period to period given the different growth patterns of our existing customers’ data warehouse systems and the variable timing of new customer orders. Due to the size and complexity of these transactions (purchases), the sales cycle for a new data warehouse is often fairly long (typically more than a year). Our results in any particular quarter have generally been dependent on our ability to generate a relatively small number of large orders for that quarter.

Partners, Marketing and Distribution Channels

Strategic Partnerships. We seek to leverage our sales and marketing reach through our strategy of partnering with leading global and regional systems integrators, independent software vendors, and consultants which we believe complement our analytic data solutions.

•	Alliance Partners—Strategic partnerships are a key factor in our ability to leverage the value of our analytic data solutions and expand the scope of our offerings to the marketplace. Our partner program is focused on working collaboratively with independent software vendors in several areas critical to data warehousing, including tools, data and application integration solutions, data mining, analytics, business intelligence, and specific horizontal and industry solutions. Our goal is to provide customer choices with partner offerings that are optimized and certified with our solutions, and fit within the customer’s enterprise IT environment. Our strategic alliance partners include many leaders in the business intelligence, data acquisition and analytics market.

•	Systems Integrators—Teradata works with a range of consultants and systems integrators that engage in the design, implementation and integration of analytic data solutions for our joint clients. Our strategic partnerships with select global consulting and systems integration firms provide broad industry and technology expertise in the design of business solutions that leverage Teradata technology to enable enterprise analytics and operational intelligence. In general, these partners are trusted advisors who assist in vision and strategy development with our customers while objectively assessing and meeting their needs. By working with premier system integrators and consulting firms, we combine our expertise in data warehousing with top-notch consultants to provide true end-to-end solutions. Our strategic global consulting and systems integration partners include Accenture, Capgemini, Cognizant, Wipro Limited, and IBM Global Business Services

Sales and Marketing. We sell and market our analytic data solutions in our reportable segments (which as of December 31, 2012 consisted of the Americas region; the EMEA region; and the APJ region) primarily through a direct sales force. We believe our quota-carrying sales force increases our visibility and penetration in the marketplace and fosters long-term customer relationships and additional product sales. We have approximately 80% of our employees in customer-facing and/or revenue driving roles (including sales, consulting and customer service, and product engineering).

We support our sales force with marketing and training programs which are designed to grow awareness and highlight our technology leadership and differentiation, as well as provide a robust set of tools for use by our direct sales force. In support of growing awareness of the need for enterprise data warehousing and Teradata solutions specifically, we employ a broad range of marketing strategies including programs to inform and educate the media, industry analysts, academics and other third-party influencers. These strategies include targeted direct marketing, our website, webinars, trade shows and conferences. We annually host or participate in worldwide and regional user conferences that take place in numerous locations around the globe.

We also believe that promoting customer success and return on investment is an important element of our success. As a result, and because we have an enthusiastic customer base, we have developed an active program to support and leverage customer references.

Resellers and Distributors. Although the majority of our sales are direct, to extend our sales coverage, in limited situations we also market and sell our products through third-party channels, including resellers and distributors. We have a small number of licensed resellers, and have license and distribution agreements with independent distributors in some countries worldwide. The distribution agreements generally provide for the right to offer our products within a territory. Our distributors generally maintain sales and services personnel dedicated to our products. Accordingly, we have dedicated sales, marketing, and technical alliance resources designed to optimize our reseller and distributor relationships.

Sources of Materials. Our hardware components are assembled and configured by Flextronics International Ltd. Our platform line is designed to leverage the best-in-class components from industry leaders such as Intel Corporation for microprocessors. In addition, our computer data storage devices (such as disk arrays) are industry-standard technologies provided by NetApp, Inc., but are selected and configured by us to work optimally with our software and hardware platform. Flextronics also procures a wide variety of components used in the assembly process on our behalf. Although many of these components are available from multiple sources, Teradata utilizes preferred supplier relationships to better ensure more consistent quality, cost and delivery. Typically, these preferred suppliers maintain alternative processes and/or facilities to ensure continuity of supply.

Given our strategy to outsource product assembly activities to Flextronics and to source certain components from single suppliers, a disruption in production at Flextronics or at a supplier, or a global shortage of components, could impact the timing or profitability of customer shipments.

Competition. The overall analytic data solutions market is very competitive, and we face competition for nearly every sales opportunity we pursue. Our primary competitors include IBM and Oracle. Since the overall market is large and growing, we historically have, and expect to continue to see new and emerging competitors with alternative approaches. We compete successfully in the marketplace and intend to continue to do so based on our expanded Teradata platform family which includes the following offerings: MPP Teradata relational database, Aster MapReduce platform, a powerful suite of software applications, and related services. We believe our proven architecture for both structured and unstructured data, integrated solutions with high-performing and scalable technology, deep and broad consulting and support services capabilities, strong customer relationships, and our successful track record will enable us to continue to successfully compete. For more information, see Item 1A, Risk Factors, elsewhere in this Annual Report.

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

Seasonality. Historically our sales are somewhat seasonal, in line with capital spending patterns of our customers, with lower revenue typically in the first quarter and higher revenue generally in the fourth quarter of each year. Such seasonality causes our working capital cash flow requirements to vary from quarter to quarter depending on the variability in the volume, timing and mix of product sales. In addition, revenue in the third month of each quarter has historically been significantly higher than in the first and second months. These factors, among others as more fully described in Item 1A, Risk Factors, elsewhere in this Annual Report, make forecasting more difficult and may adversely affect our ability to accurately predict financial results.

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

Intellectual Property and Technology. The Company owns approximately 610 patents in the United States and about 52 patents in foreign countries. The foreign patents are generally counterparts of the Company’s U.S. patents. Many of the patents that we own are licensed to others, and we are licensed to use certain patents owned by others. While our portfolio of patents and patent applications in aggregate is of significant value to our Company, we do not believe that any particular individual patent is by itself of material importance to our business as a whole.

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

The source code versions of our products are protected as trade secrets and, in all major markets, as unpublished copyright works. We also vigorously protect our rights in the Teradata database software and related intellectual property; however, there can be no assurance that these measures will be successful. The Company owns the Teradata®, Aprimo®, Aster® and eCircle® trademarks, which are registered in the United States and in many foreign countries, as well as other tradenames, service marks, and trademarks such as BYNET.

Employees. As of December 31, 2012, we had approximately 10,200 employees globally. We believe that our future success will depend, in part, on our ability to continue to attract, hire and retain skilled and experienced personnel.

Properties and Facilities. Our corporate headquarters is located in Dayton, Ohio, and we manage our business through four main locations in the United States: Dayton, Ohio; Johns Creek (Atlanta), Georgia; Rancho Bernardo (San Diego), California; and Indianapolis, Indiana. As of December 31, 2012, we operated approximately 110 facilities throughout the world. We own our Rancho Bernardo complex, which is the headquarters of our research and development operations. All of our other research and development facilities are leased, as well as our offices in Dayton, Johns Creek and Indianapolis, technical support centers, training, and other miscellaneous sites. We maintain facilities in approximately 42 countries.

Executive Officers of the Registrant. The following table sets forth the information as of January 31, 2013 regarding the individuals who are serving as our executive officers.

Name	Age	Position(s)
Michael Koehler	60	President and Chief Executive Officer
Stephen Scheppmann	57	Executive Vice President and Chief Financial Officer
Rocky Blanton	52	Executive Vice President, Americas
Saundra Davis	49	Chief Human Resource Officer
Robert Fair	50	Executive Vice President, Chief Marketing and Information Officer
Scott Gnau	47	Executive Vice President, Teradata Labs
Daniel Harrington	49	Executive Vice President, Services
Bruce Langos	59	Chief Operations Officer
Darryl McDonald	54	Executive Vice President, Applications
Laura Nyquist	59	General Counsel and Secretary
Hermann Wimmer	49	Executive Vice President, International

Michael Koehler. Mr. Koehler is President and Chief Executive Officer of Teradata. Previously, Mr. Koehler served as Senior Vice President, Teradata Division of NCR from 2003 to 2007. From September 2002 until March 2003, he was the Interim Teradata Division Leader, Teradata Division. From 1999 to 2002, Mr. Koehler was Vice President, Global Field Operations, Teradata Division, and held management positions of increasingly greater responsibility at NCR prior to that time. He joined our board in August 2007 and also serves as a director of Hertz Global Holdings, Inc., a publicly-traded company, which through its subsidiary, Hertz Corporation, is a leading rental car and equipment provider.

Stephen Scheppmann. Stephen Scheppmann has served as Executive Vice President and Chief Financial Officer of Teradata since September 4, 2007. He served as Executive Vice President and Chief Financial Officer of Per-Se Technologies, Inc., a leading provider of administrative healthcare industry services, from May 2006 until May 2007, following the completion of that company’s acquisition. From 2000 to May 2006, Mr. Scheppmann served as Executive Vice President and Chief Financial Officer for NOVA Information Systems, Inc., and, from 1988 to 2000, he was Senior Vice President and Chief Financial Officer of Larson-Juhl, Inc. From January 2006 until June 2012, Mr. Scheppmann served as a member of the Board of Directors of eResearch Technology, Inc., a publicly-traded biotechnical services and technology company, and as chairman of its Audit Committee from April 2006 until June 2012.

Rocky Blanton. Rocky Blanton is Executive Vice President, Americas of Teradata. Mr. Blanton served as Vice President of the Americas region for Teradata from October 2007 to December 2012. He served as Vice President of the Americas region, Teradata Division of NCR from 2002 to September 2007. Mr. Blanton began his career with NCR in 1982 and held various sales and management positions of increasing responsibility before joining Teradata.

Saundra Davis. Saundra Davis is Teradata’s Chief Human Resource Officer and has served in this role since joining Teradata in 2007. Ms. Davis served as Vice President, Human Resources, Teradata Division of NCR from January 2004 to September 2007. Prior to this position, Ms. Davis served as Vice President, Human Resources, Corporate Infrastructure, at NCR from January 2003 to December 2003. Ms. Davis joined NCR in 1985 and held a number of positions of increasing responsibility in human resources during her career there.

Robert Fair. Robert Fair is Executive Vice President and Chief Marketing and Information Officer for Teradata. Mr. Fair served as Executive Vice President, Global Field Operations of Teradata from October 2007 to December 2012. From April 2003 to September 2007, he served as Vice President, Business Development and Global Marketing, Teradata Division of NCR. From March 2000 to April 2003, he was Vice President, Americas Communications Industry, Teradata Division. Mr. Fair began his career at NCR in 1984 and held a number of positions of increasing responsibility in the areas of sales, consulting services and marketing before joining Teradata.

Scott Gnau. Scott Gnau is Executive Vice President, Teradata Labs, and has been head of Teradata’s research, development and sales support activities for its integrated data warehousing, big data analytics, and associated solutions since 2011. He served as Chief Development Officer of Teradata from September 2007 until January 2011. Prior to that time, he was Vice President, Teradata Research and Development for NCR from June 2005 to September 2007. Mr. Gnau joined NCR in 1995 and held various technology research, product development and management positions of increasing responsibility before joining Teradata.

Daniel Harrington. Daniel Harrington is Executive Vice President, Services for Teradata leading Teradata’s global consulting and support services organizations. Prior to this position, Mr. Harrington served as Executive Vice President, Technology and Support Services of Teradata from October 2007 to December 2012. He served as Vice President, Customer Services, Teradata Division of NCR, from January 2005 until September 2007. From April 1999 to December 2004, he was Vice President, Northern Europe, Teradata Division with responsibility for Europe sales. Mr. Harrington joined NCR in 1985 and held a number of positions of increasing responsibility in the areas of sales, marketing and product management before he joined Teradata.

Bruce Langos. Bruce Langos is Chief Operations Officer of Teradata. Mr. Langos was Senior Vice President, Global Operations of NCR, from May 2006 to September 2007. From 1996 until that time, Mr. Langos was Vice President, Business Operations, Teradata Division. Mr. Langos joined NCR in 1976 and held positions of increasing responsibility in sales, marketing, product management and strategic planning prior to joining Teradata.

Darryl McDonald. Darryl McDonald serves as Executive Vice President, Applications for Teradata. Mr. McDonald served as Executive Vice President, Applications, Business Development & Chief Marketing Officer from May 2010 to December 2012. Prior to that, he was the Chief Marketing Officer from September 2007 to April 2010. Mr. McDonald was Vice President, Global Consulting Services, Teradata Division of NCR from April 2003 to September 2007. From 1997 until April 2003, Mr. McDonald was Vice President, Americas Retail Industry, Teradata Division. Mr. McDonald joined NCR in 1982 and held a number of positions of increasing responsibility in the areas of sales and consulting before joining Teradata.

Laura Nyquist. Laura Nyquist is the General Counsel and Secretary of Teradata. Ms. Nyquist served as Deputy General Counsel and Chief Counsel, Business Counsel Group, NCR, from October 2006 to September 2007. Prior to this position, Ms. Nyquist was Chief Counsel, Financial Solutions Division from 2004 to September 2006, and was Vice President, Corporate Affairs, and Secretary to the Board of Directors of NCR from 1999 to 2004. Ms. Nyquist joined NCR in 1986 and held a number of positions of increasing responsibility at NCR prior to joining Teradata.

Hermann Wimmer. Hermann Wimmer is Executive Vice President, International of Teradata, with responsibility for the Company’s business in Europe, Middle East, Africa (“EMEA”) and Asia-Pacific/Japan. From October 2007 to December 2012, Mr. Wimmer was Vice President of the EMEA region for Teradata, and from January 2004 to September 2007, Mr. Wimmer was Vice President of the EMEA region, Teradata Division of NCR. Mr. Wimmer joined NCR in 1996 and held various management positions of increasing responsibility prior to joining Teradata.

There are no family relationships between any of the executive officers or directors of Teradata.

There are no contractual obligations regarding the election of our executive officers or directors.

Information. Teradata makes available through its website, free of charge, its Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, and Current Reports on Form 8-K, and all amendments to such reports, as soon as reasonably practicable after these reports are electronically filed or furnished to the U.S. Securities and Exchange Commission (“SEC”) pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934. These reports and other information are also available, free of charge, at www.sec.gov. Alternatively, the public may read and copy any materials we file with the SEC at the SEC’s Public Reference Room at 100 F Street, N.E., Washington, D.C. 20549. Information on the operation of the Public Reference Room may be obtained by calling the SEC at 1-800-SEC-0330. Teradata will furnish, without charge to a security holder upon written request, the Notice of Meeting and Proxy Statement for the 2013 Annual Meeting of Stockholders. Teradata will furnish the Code of Conduct and any other exhibit at cost (the Code of Conduct is also available through Teradata’s website at http://www.teradata.com/code-of-conduct/). Document requests are available by calling or writing to:

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

Our business and results of operations are affected by international, national and regional economic conditions. In particular, the IT industry in which we operate is susceptible to significant changes in the strength of the economy and the financial health of companies who make capital commitments for new technologies. Accordingly, downturns or uncertainty in the global or regional economies in which we operate or certain economic sectors (such as the retail, manufacturing or financial services industries) may adversely impact our business. For example, adverse changes to the economy could impact the timing of purchases by our current and potential customers or the ability of our customers to fulfill their obligations to us. In addition, decreased or more closely scrutinized capital spending in our customers’ businesses and in the industries we also serve may adversely impact our business. Uncertainty about future economic conditions makes it difficult for us to forecast operating results and to make decisions about future investments. Accordingly, global economic and market conditions may cause material impacts on our results of operations, prospects and financial condition. The Company’s success in periods of economic uncertainty is also dependent, in part, on our ability to reduce costs in response to changes in demand and other activity.

Competition—The information technology industry is intensely competitive and evolving, and competitive pressures could adversely affect our pricing practices or demand for our products and services.

We operate in the intensely competitive IT industry, which is characterized by rapidly changing technology, evolving industry standards and models for consuming and delivering business and IT services, frequent new product introductions, and price and cost reductions. In general, as a participant in the analytic data solutions market, we face:

•	Changes in customer IT spending habits and other shifts in market demands, which drive competition;

•	A continuing trend toward consolidation of companies which could adversely affect our ability to compete, including if our key partners merge or partner with our competitors;

•	Continued pressure on price/performance for data warehousing solutions due to constant technology improvements in processor capacity and speed;

•	Changes in pricing, marketing and product strategies, such as potential aggressive price discounting and the use of different pricing models by our competitors or other factors;

•	Rapid changes in computing technology and capabilities that challenge our ability to maintain differentiation at the lower range of business intelligence analytic functions;

•	New and emerging analytic data technologies, competitors, and business models; and

•	Changing competitive requirements and deliverables in developing and emerging markets.

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

Our competitors include certain larger companies, such as IBM and Oracle, who are well-capitalized companies with widespread distribution, brand recognition and penetration of platforms and service offerings. The significant purchasing and market power of these larger competitors, which have greater financial resources than we do, could allow them to surpass our market penetration and marketing efforts to promote and sell their products and services. In addition, many other companies participate in specific areas of our business, such as enterprise application analytic and business intelligence software. In some cases we may partner with a company in one area of our business and compete with them in another. The status of our business relationships with these companies can influence our ability to compete for analytic data solutions opportunities in such areas. We also expect additional competition from both established and emerging companies. Failure to compete successfully with new or existing competitors in these and other areas could have a material adverse impact on our ability to generate additional revenues or sustain existing revenue levels.

Analytic Data Solutions Market—If the overall analytic data solutions market declines or does not grow, we may sell fewer products and services, and our business may not be able to sustain and/or grow its current level of operations.

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

Replacements of older Teradata systems often result in less maintenance revenue associated with the prior hardware platforms since Teradata’s newer hardware is designed to be more powerful, use less energy and require less floor space. As a result, less hardware is needed for the same workload, and therefore less maintenance may be required on the replacement system. However, it is common that when a customer replaces an older system the customer often expands the size and scope their Teradata system, so as a result the maintenance revenue does increase, though not at the same rate as product revenue.

Additionally, as a result of recent acquisitions, Teradata’s software application offerings have been expanded to include term licenses, hosting arrangements and Software as a Service (“SaaS”). As a result, future revenue streams could be adversely affected if customers do not renew their term and SaaS arrangements.

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

We are continually evaluating the most effective ways to extend Teradata’s core technology and expand our family of compatible data warehouse platforms and software applications to address multiple market segments and solution offerings. From time to time, this includes acquisitions, equity investments, joint ventures or strategic alliances. Such transactions entail various risks, including risks associated with:

•	Assimilating and integrating different business operations, corporate cultures, personnel, infrastructure and technologies or products acquired or licensed;

•	Retaining key employees and maintaining relationships with employees, customers, clients or suppliers of the acquired companies, and recurring revenue of the acquired company may decline or fail to be renewed;

•	The potential for unknown liabilities, as well as undetected internal control, compliance or quality issues within the acquired or combined business or additional costs not anticipated at the time of acquisition;

•	Disruptions of our ongoing business or inability to successfully incorporate acquired products, services or technologies into our solutions and maintain quality;

•	Failure to achieve the projected synergies after integration of acquired companies or a decline in value of the acquired business and related impairments; and

•	Funding acquisition activities, whether through the use of existing cash reserves, or through the use of debt, and the related impact on our liquidity and financial condition.

Our operating results may fluctuate as a result of acquisitions and related integration activities, as well as other strategic growth transactions, and there is a risk that our financial results may be adversely affected.

Changing Tax Rates—A change in our effective tax rate can have a significant adverse impact on our business.

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

Sales Cycle Variations—Unanticipated delays or accelerations in our sales cycles make accurate estimation of our revenues difficult and could result in significant fluctuations in our quarterly operating results.

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

The length of our sales cycle varies depending on a number of factors over which we may have little or no control, including the size and complexity of a potential transaction, the level of competition that we encounter in our selling activities and our current and potential customers’ internal budgeting and approval process, as well as overall macro-economic conditions. As a result of a generally long sales cycle, we may expend significant effort over a long period of time in an attempt to obtain an order, but ultimately not complete the sale, or the order ultimately received may be smaller than anticipated. Our revenue from different customers varies from quarter to quarter, and a customer with a large order in one quarter may generate significantly lower revenue in subsequent quarters/years. Our results in any particular quarter have generally been dependent on the timing of a relatively small number of large transactions.

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

Our operating expense budgets (including such categories as headcount, real estate, and technology resources) are based on projected annual and quarterly revenue levels and are generally incurred ratably throughout each quarter. Since our operating expenses are relatively fixed in the short term, failure to generate projected revenues for a specified period could adversely impact our operating results, reducing net income or causing an operating loss for that period. The deferral or non-occurrence of such sales revenues could materially adversely affect our operating results for that quarter and could negatively impact our business in future periods.

Seasonal Variability—Seasonal trends in sales of our products and services could adversely affect our quarterly operating results.

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

Product introductions and certain enhancements of existing products by us in future periods may also reduce demand for our existing products or could delay purchases by customers awaiting arrival of our new products. As new or enhanced products are introduced, we must successfully manage the transition from older products.

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

Information Systems and Security—A breach of security, disruption or failure of our information systems or those of our third party providers could adversely impact our business and financial results.

Our operations are dependent on our ability to protect our computer equipment and the information stored in our databases (and the computer equipment and database information of certain suppliers and other third parties) from damage by, among other things, earthquake, fire, natural disaster, cyber-attacks, power loss, telecommunications failures, unauthorized intrusions and other events. Despite our contingency planning, events of this nature may still result in system failures and other interruptions in our operations, which could have a material adverse effect on our business and financial condition.

We operate pursuant to a business-to-business model, and therefore we normally do not handle large volumes of personally identifiable information for our customers—such as employee data, customer data, data that our customers collect from their customers, and information regulated by the Health Insurance Portability and Accountability Act of 1996. However, some of our services require us to have access to and/or store confidential information and certain of our software offerings rely on hosted computer services from third parties that store such information. If unauthorized access to or use of such information or systems occurs, despite data security measures and third party commitments to protect it, our results of operation, reputation, and relationship with our customers could be adversely impacted.

Additionally, experienced computer programmers, Nation State Sponsored Advanced Persistent Code (“NSSAPC”) attacks (from countries such as Iran, China and certain European Eastern Bloc countries) and hackers may be able to penetrate our network security or that of our third party providers and misappropriate or compromise our intellectual property or other confidential information or that of our customers, create system disruptions or cause shutdowns. Computer programmers and hackers also may be able to develop and deploy viruses, worms, and other malicious software programs that attack our products or otherwise exploit any security vulnerabilities of our products. We have reason to believe that at least one attempted NSSAPC cyber-attack has occurred against our systems, although we do not believe that it was successful or that there was any adverse impact to the Company in connection with the incident. Despite the fact that our preventative and remediation tools and actions may have mitigated or preempted this attack, we have since taken additional steps designed to further improve the security of our networks and computer systems; however, there can be no assurance that our defensive measures will be adequate to prevent them in the future. Also, like many other companies, our workstations are regularly subject to penetration attempts and malicious threats by hackers and, despite our defensive measures, we may not always be able to detect, mitigate or preempt them all. Breaches of security and disruptions of our information systems have not historically had a material impact on our results of operations and we have no reason to believe that attempts by hackers such as those described above have negatively impacted our IT infrastructure, operations, confidential information or intellectual property. However, there is risk that these types of activities will recur and persist, that one or more of them may be successful in the future, that one or more of them may have been or will be successful but not detected, prevented, remediated or mitigated by us, and the costs to us to eliminate, detect, prevent, remediate, mitigate or alleviate cyber or other security problems, viruses, worms, malicious software programs and security vulnerabilities could be significant, and our efforts to address these problems may not be successful and could adversely impact our future results of operations.

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

Third-party vendors provide important elements to our solutions; if we do not maintain our relationships with these vendors or if these vendors cease to be going concerns, interruptions in the supply of our products may result. There are some components of our solutions that we purchase from single sources due to price, quality, technology or other reasons. For example, we have relied on Flextronics as a key single source contract manufacturer for our hardware systems for the last several years. In addition, we buy silicon computer chips and microprocessors from Intel Corporation, and storage disk systems from NetApp, Inc. Some components supplied by third parties may be critical to our solutions, and several of our suppliers may terminate their agreements with us without cause with 180 days notice. If we were unable to purchase necessary services, parts, components or products from a particular vendor and had to find an alternative supplier, our shipments and deliveries could be delayed. Also, disruption in our supply chain or the need to find alternative suppliers could impact the costs and/or timing associated with procuring necessary products, components and services. In either case, our operations could be adversely impacted. Similarly, our suppliers’ products and services have certain dependencies with respect to their own supply chain networks, and supply issues among our suppliers’ suppliers may also adversely impact our business.

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

To the extent we are not successful, our business could be materially adversely impacted. We may be unable to prevent third parties from using our technology without our authorization or independently developing technology that is similar to ours, particularly in those countries where the laws do not protect our proprietary rights as fully as in the United States (such as Iran, China and certain European Eastern Bloc countries who may use NSSAPC to advance their own industries). With respect to our pending patent applications, we may not be successful in securing patents for these claims, and our competitors may already have applied for patents that, once issued, will prevail over our patent rights or otherwise limit our ability to sell our products.

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

Additionally, there are certain open source software applications in the data analytics market that are being offered free of charge or for a nominal fee. Open source software offerings available in the marketplace can place additional competitive pressure on Teradata, even though we believe our offerings are unique and add value through software enhancements and services, and we may have difficulty in marketing our products to certain customers against available open source options.

International Operations—Generating substantial revenues from our multinational operations helps us to meet our strategic goals, but poses a number of risks.

In 2012, the percentage of our total revenues from outside of the United States was 45%. We believe that our geographic diversity may help to mitigate some risks associated with geographic concentrations of operations (e.g., adverse changes in foreign currency exchange rates and deteriorating economic environments or business disruptions due to economic or political uncertainties). However, our ability to sell our solutions internationally is subject to the following risks, among others:

•	General economic and political conditions in each country that could adversely affect demand for our solutions in these markets;

•	Currency exchange rate fluctuations that could result in lower demand for our products as well as generate currency translation losses;

•	The impact of civil and political unrest (relating to war, terrorist activity or other turmoil) on the economy or markets in general, or on our ability, or that of our suppliers, to meet commitments, which may occur in other countries such as Pakistan and Egypt, where we have significant operations;

•	Changes to and compliance with a variety of local laws and regulations that may increase our cost of doing business in these markets or otherwise prevent us from effectively competing in these markets;

•	Cultural and management challenges with managing new and growing consulting services and engineering functions overseas in such countries as India, China, Russia, Egypt and Pakistan;

•	Difficulties in staffing and managing our foreign offices and the increased travel, infrastructure and legal and compliance costs associated with multiple international locations;

•	Longer payment cycles for sales in foreign countries and difficulties in enforcing contracts and collecting accounts receivable;

•	Tariffs or other restrictions on foreign trade or investment;

•	Costs and delays associated with developing products in multiple languages;

•	The impact of catastrophic weather or other negative effects of climate change on our facilities, operations and/or workforce, as well as those of our customers, supply chains and distribution channels, throughout the world, particularly those in coastal areas; and

•	Changing competitive requirements and deliverables in developing and emerging markets.

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

Foreign Currency—Our revenue and operating income are subject to variability due to the effects of foreign currency fluctuations against the U.S. dollar

We have exposure to more than 30 functional currencies. The primary currencies to which we are exposed include the euro, British pound, Japanese yen, the Australian dollar, the Canadian dollar and other Asian and South American currencies. A significant portion of our revenue and operating income is generated outside the United States, and therefore our financial results may fluctuate due to the effects of such foreign currency fluctuations, which are difficult to predict. For example, in the event that one or more European countries were to replace the euro with another currency, Teradata sales into such countries, or into Europe generally, would likely be adversely affected until stable exchange rates are established. In addition, currency variations can affect margins on sales of our products in countries outside of the United States and margins on sales of products that include components obtained from suppliers located outside of the United States.

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

In addition, we are subject to diverse and complex laws and regulations, including those relating to corporate governance, public disclosure and reporting—which are rapidly changing and subject to many possible changes in the future. From time to time, we may conduct internal investigations in connection with our efforts to ensure compliance with such laws and regulations, the costs or results of which could impact our financial results. In addition, we may be subject to unexpected costs in connection with new public disclosure or other regulatory requirements that are issued from time to time, such as those recently adopted by the SEC regarding the use of conflict minerals. Laws and regulations impacting our customers, such as those relating to privacy, data protection and digital marketing, could also impact our future business.

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

There is an increase in enforcement activities and focus by the SEC and other governmental authorities on the Foreign Corrupt Practices Act (“FCPA”) as well as the U.K. Bribery Act of 2010 (the “Bribery Act”). Given the breadth and scope of our international operations, we may not be able to detect improper or unlawful conduct by our international partners and employees, despite our high ethics, governance and compliance standards, which could put the Company at risk regarding possible violations of laws, including the FCPA or the Bribery Act.

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

As of December 31, 2012, Teradata operated approximately 110 facilities consisting of approximately 1.6 million square feet throughout the world. Approximately 30% of this square footage is owned and 70% is leased. Within the total facility portfolio, Teradata operates 13 research and development facilities totaling approximately 600 thousand square feet, approximately 70% of which is owned. The remaining approximately 1.0 million square feet of space includes office, repair, warehouse and other miscellaneous sites, and is 100% leased. Teradata maintains facilities in approximately 42 countries. Teradata believes its facilities are suitable and adequate to meet its current needs. Teradata’s corporate headquarters is located in Dayton, Ohio.

Item 3.	LEGAL PROCEEDINGS

Information regarding legal proceedings is included in Item 8 of Part II of this Annual Report as part of “Note 8—Commitments and Contingencies” in Notes to Consolidated Financial Statements, and is incorporated herein by reference.

Item 4.	MINE SAFETY DISCLOSURES

N/A.

PART II

Item 5.	MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Teradata common stock trades on the New York Stock Exchange under the symbol “TDC.” There were approximately 79,000 registered holders of Teradata common stock as of February 7, 2013. The following table presents the high and low closing per share prices of Teradata common stock traded on the New York Stock Exchange during the calendar quarter indicated.

	Common Stock
	Closing Market Price
	High	Low
2012
Fourth quarter	$76.06	$57.94
Third quarter	$80.62	$62.79
Second quarter	$77.14	$64.64
First quarter	$69.38	$47.37

2011
Fourth quarter	$62.18	$47.70
Third quarter	$62.33	$43.35
Second quarter	$60.20	$49.49
First quarter	$51.14	$42.00

Teradata has not paid cash dividends and does not anticipate the payment of cash dividends to shareholders of Teradata common stock in the immediate future. The declaration of dividends in the future would be subject to the discretion of Teradata’s Board of Directors.

Securities Authorized for Issuance under Equity Compensation Plans

The following table provides information as of December 31, 2012, regarding compensation plans (including individual compensation arrangements) under which equity securities of the Company are authorized for issuance.

Equity Compensation Plan Information

	Number of securities		Number of securities remaining
	to be issued upon	Weighted-average	available for future issuance
	exercise of	exercise price of	under equity compensation
	outstanding options,	outstanding options,	plans (excluding securities
Plan category	warrants and rights	warrants and rights	reflected in column (a))
	(a)(1)	(b)	(c)(2)
Equity compensation plans approved by security holders	6,638,401	$30.69	16,287,112
Equity compensation plans not approved by security holders	N/A	N/A	N/A

Total	6,638,401	$30.69	16,287,112

(1)

Column (a) represents the number of shares of our common stock that may be issued in connection with the exercise of outstanding stock options granted under the Teradata Corporation 2007 Stock Incentive Plan and Teradata 2012 Stock Incentive Plan.

(2)

Column (c) represents the number of shares of our common stock available for issuance under the Teradata 2012 Stock Incentive Plan and the Teradata Corporation Employee Stock Purchase Plan, other than shares available for issuance in connection with the exercise of outstanding stock options.

The following graph compares the relative performance of Teradata stock, the Standard & Poor’s 500 Stock Index and the Standard & Poor’s Information Technology Index. This graph covers the five-year period from December 31, 2007 to December 31, 2012.

Company/Index	31 Dec 2007	31 Dec 2008	31 Dec 2009	31 Dec 2010	31 Dec 2011	31 Dec 2012
Teradata Corporation	$100	$54	$115	$150	$177	$226
S&P 500 Index	$100	$63	$80	$92	$94	$109
S&P Information Technology Index	$100	$57	$92	$101	$104	$119

(1)	In each case, assumes a $100 investment on December 31, 2007, and reinvestment of all dividends, if any.

Purchases of Equity Securities by the Issuer and Affiliated Purchases

For the year ended December 31, 2012, the Company executed purchases for approximately 4.5 million shares of its common stock at an average price per share of $62.53 under the two share repurchase programs authorized by our Board of Directors in 2008. The first program (the “dilution offset program”) authorizes the Company to repurchase Teradata common stock to the extent of cash received from the exercise of stock options and the Teradata Employee Stock Purchase Plan (“ESPP”) to offset dilution from shares issued pursuant to these plans. On February 6, 2012, the board approved a new $300 million share repurchase authorization to replace the prior $300 million authorization under the Company’s second share repurchase program (the “general share repurchase program”), that was to expire on February 10, 2012. On December 10, 2012, Teradata announced that board approved an additional $300 million increase in the share repurchase authorization under the Company’s general share repurchase program. As of December 31, 2012, the Company had $376 million of authorization remaining under the general share repurchase program to repurchase outstanding shares of Teradata common stock. Share repurchases made by the Company are reported on a trade date basis.

In addition to those share repurchase programs, Section 16 officers occasionally transfer vested shares of restricted stock to the Company at the current market price to cover their withholding taxes. For the year ended December 31, 2012, the total of these purchases was 36,170 shares at an average price of $62.16 per share.

The following table provides information relating to the Company’s repurchase of common stock for the year ended December 31, 2012:

			Total	Total	Maximum	Maximum
			Number	Number	Dollar	Dollar
			of Shares	of Shares	Value	Value
			Purchased	Purchased	that May	that May
			as Part of	as Part of	Yet Be	Yet Be
		Average	Publicly	Publicly	Purchased	Purchased
	Total	Price	Announced	Announced	Under the	Under the
	Number	Paid	Dilution	General Share	Dilution	General Share
	of Shares	per	Offset	Repurchase	Offset	Repurchase
Period	Purchased	Share	Program	Program	Program	Program
First quarter total	—	N/A	—	—	$27,765,950	$300,000,000

Second quarter total	545,233	$67.37	545,233	—	$2,209,826	$300,000,000

Third quarter total	42,909	$63.99	35,000	7,909	$12,374,528	$299,487,588

October 2012	20,000	$68.14	20,000	—	$12,069,933	$299,487,588
November 2012	3,207,454	$62.48	176,100	3,031,354	$2,421,736	$110,170,463
December 2012	675,638	$58.56	94,267	581,371	$830,402	$376,301,977

Fourth quarter total	3,903,092	$61.83	290,367	3,612,725	$830,402	$376,301,977

2012 Full year total	4,491,234	$62.53	870,600	3,620,634	$830,402	$376,301,977

Item 6.	SELECTED FINANCIAL DATA

	For the Year Ended
	December 31
In millions, except per share and employee amounts	2012 (1)	2011 (2)	2010	2009	2008
Revenue	$2,665	$2,362	$1,936	$1,709	$1,762
Income from operations	$580	$456	$415	$338	$333
Other (expense) income	$(2)	$25	$(1)	$(4)	$5
Income tax expense	$159	$128	$113	$80	$88
Net income	$419	$353	$301	$254	$250
Net income per common share
Basic	$2.49	$2.10	$1.80	$1.48	$1.40
Diluted	$2.44	$2.05	$1.77	$1.46	$1.39

	At December 31
	2012	2011	2010	2009	2008
Total assets	$3,066	$2,616	$1,883	$1,569	$1,430
Debt	$289	$300	$—	$—	$—
Total stockholders’ equity	$1,779	$1,494	$1,189	$910	$777
Cash dividends	$—	$—	$—	$—	$—
Number of employees	10,200	8,600	7,400	6,600	6,400

(1)

Includes $17 million for acquisition-related transaction, integration and reorganization costs and expenses, and $36 million for amortization of acquired intangible assets, with a cumulative offsetting tax impact of $17 million.

(2)

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

Additionally, Teradata offers a family of data warehouse offerings, providing customers with the ability to use Teradata for point solutions or data marts, in addition to our core integrated data warehouse technology. Teradata offers analytic data solutions to many major industries, which include financial services (including banking and insurance), media and communications (including telecommunications, e-business, media and entertainment), retail, manufacturing, healthcare, government, travel and transportation. Teradata delivers its solutions primarily through direct sales channels, as well as through alliances with system integrators, other independent software vendors, value-added resellers and distributors. We deliver our solutions to customers on a global basis, and organize our operations in the following three regions which are also our reportable segments as of December 31, 2012: North America and Latin America (“Americas”), Europe, the Middle East and Africa (“EMEA”), and Asia Pacific and Japan (“APJ”).

In 2011, Teradata completed its acquisitions of Aprimo, Inc. (“Aprimo”), a global provider of integrated marketing software solutions, as well as Aster Data Systems, Inc. (“Aster Data”), a market leader in advanced analytics and the management of diverse, multi-structured data. Both Aprimo and Aster Data have been integrated into Teradata’s operations. With Aprimo, Teradata has expanded its offering of business analytics with integrated marketing solutions that enable customers to improve marketing performance with data-driven insights. Through the acquisition of Aster Data, Teradata has expanded its technologies that enable businesses to perform better analytics on large sets of multi-structured data, also known as big data analytics. In 2012, Teradata completed the acquisition of Munich-based eCircle Beteiligungs GmbH (“eCircle”), a leading full service digital marketing provider in Europe. The eCircle acquisition is also being integrated into Teradata’s operations, and further expands our integrated marketing management solutions to include valuable digital marketing applications.

2012 FINANCIAL OVERVIEW

As more fully discussed in later sections of this MD&A, the following are the financial highlights for 2012:

•	Revenue increased 13% in 2012 from 2011, led by growth in the EMEA and Americas regions.

•	Gross margin was 55.9% in 2012, up from 54.7% in 2011, largely driven by improved product margins, as well as the impact of a greater proportion of product revenue (as compared to services revenue).

•	Operating income was $580 million in 2012, up from $456 million in 2011. Operating income in 2012 benefited from greater revenue volume and improved product margins, offset in part by higher Selling, General and Administrative (“SG&A”) expenses.

•	Net income of $419 million in 2012 increased from $353 million in 2011. Net income per common (diluted) share was $2.44 in 2012 compared to $2.05 in 2011. Net income for 2012 includes approximately $41 million in after-tax impacts of acquisition-related purchase accounting adjustments, transaction, integration and reorganization expenses, and amortization of acquired intangible assets, compared to $24 million of such costs and expenses (net of a $22 million gain on equity investments due to purchase and sale transactions), in 2011.

STRATEGY OVERVIEW

Teradata is a leader in helping companies manage, integrate, and analyze growing data volumes and complexity, and transform it into actionable business insight for competitive advantage. Teradata’s strategy focuses on three large and growing markets—data warehousing, big data analytics, and integrated marketing management including digital marketing applications. Additionally, we have four key initiatives underway to broaden our position in the market and take advantage of these market opportunities. These initiatives are to:

•	Invest to extend Teradata’s core database technology and software application offerings, and expand our family of compatible data warehouse platforms and applications to address multiple market segments and solution offerings through internal development and targeted strategic acquisitions,

•	Differentiate Teradata technology and drive platform and solutions demand by delivering consulting services that enable customers to achieve business value through the use of best-in-class analytics,

•	Invest in partnerships to increase the number of solutions available on Teradata platforms, maximize customer value and increase our market coverage, and

•	Continue to seek opportunities to increase our market coverage through additional sales territories (hiring incremental sales account executives as well as technology and industry consultants).

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

As a portion of the Company’s operations and revenue occur outside the United States, and in currencies other than the U.S. dollar, the Company is exposed to fluctuations in foreign currency exchange rates. In 2013, Teradata does not anticipate the impact from currency translation to have a significant impact on its reported revenue and operating income, based on currency rates as of February 7, 2013.

While there were signs of continued economic recovery during the first half of 2012, we clearly encountered a change in customers’ confidence levels in the economy in the second half of the year. This economic uncertainty led to U.S. companies becoming more hesitant to commit to purchases, particularly for large capital investments in the second half of 2012. As we enter 2013, we see the macroeconomic challenges from the second half of 2012 continuing, especially with respect to large IT purchases in the United States. Even in a strong economic environment, the size, timing and contracted terms of large customer orders for our products and services can impact, both positively and negatively, our operating results.

While macroeconomic risk factors in the IT environment always exist, our long-term outlook remains positive. We did not experience significant changes in 2012 due to competitive and/or pricing trends for our data warehouse or appliance solutions, although there is always a risk that pricing pressure for our solutions could occur in the future. Additionally, as companies look to reduce ongoing operating expenses, customers may choose to go to lower maintenance service level agreements which could lead to revenue and margin pressure on our maintenance services business. We continue to be committed to new product development and achieving a responsive yield from our research and development spending and resources, which are intended to drive future demand. We also continue to evaluate opportunities to increase our market coverage and are committed to continuing to increase our number of sales territories, among other things, to drive future revenue growth. Given the length of sales cycles, for new customers in the data warehouse market, new sales account territories typically take more than two years, on average, to become fully productive.

RESULTS FROM OPERATIONS FOR THE YEARS ENDED DECEMBER 31, 2012, 2011 AND 2010

		% of		% of		% of
In millions	2012	Revenue	2011	Revenue	2010	Revenue
Product revenue	$1,297	48.7%	$1,122	47.5%	$933	48.2%
Service revenue	1,368	51.3%	1,240	52.5%	1,003	51.8%

Total revenue	2,665	100%	2,362	100%	1,936	100%

Gross margin
Product gross margin	881	67.9%	741	66.0%	627	67.2%
Service gross margin	610	44.6%	552	44.5%	461	46.0%

Total gross margin	1,491	55.9%	1,293	54.7%	1,088	56.2%

Operating expenses
Selling, general and administrative expenses	728	27.3%	663	28.1%	526	27.2%
Research and development expenses	183	6.9%	174	7.4%	147	7.6%

Total operating expenses	911	34.2%	837	35.4%	673	34.8%

Operating income	$580	21.8%	$456	19.3%	$415	21.4%

Revenue

Teradata revenue increased 13% in 2012 from 2011. The revenue increase included a negative 2% impact from foreign currency fluctuations, and approximately 1% increase from acquisitions. Product revenue increased 16% in 2012 from 2011, led by growth in the Americas region. Service revenue increased 10% in 2012 from 2011, driven primarily by increases in consulting and installation-related (“consulting”) services revenue in the EMEA region, which included revenue from the eCircle acquisition. Overall, consulting revenue increased 12% in 2012 from 2011, and maintenance services revenue increased 9% during the same period.

Teradata revenue increased 22% in 2011 from 2010. The revenue increase included a positive effect of 3% from foreign currency fluctuations, and 3% from acquisitions. Product revenue increased 20% in 2011 from 2010, led by improvements in the Americas and EMEA regions. Service revenue increased 24% in 2011 from 2010, driven primarily by increases in consulting services revenue in the Americas and EMEA regions. Overall, consulting revenue increased 30% in 2011 from 2010, while maintenance services revenue increased 17%.

Gross Margin

Gross margin was 55.9% in 2012, up from 54.7% in 2011, driven primarily by improved product margins in the Americas region, as well as the increased proportion of product revenue (as compared to services revenue). Product gross margin increased to 67.9% in 2012 from 66.0% in 2011. The improved product margins were driven primarily by improved product revenue mix, as well as $13 million less in acquisition-related costs. These improvements were offset in part by $4 million in additional amortization of capitalized software development costs. Services gross margin was roughly unchanged, at 44.6% in 2012 compared to 44.5% in 2011.

Gross margin was 54.7% in 2011, down from 56.2% in 2010, due to the impact of acquisition-related costs, as well as the increased proportion of consulting services revenue, which typically carries a lower margin rate. Product gross margin decreased to 66.0% in 2011 from 67.2% in 2010. The lower product margins were driven primarily by $15 million in acquisition-related purchase accounting adjustments for deferred revenue of Aprimo and Aster Data at the time of their respective acquisitions for which there was no further performance requirement, $14 million in additional amortization costs of acquired intangible assets, and $10 million in additional amortization of capitalized software development costs. Services gross margin decreased to 44.5% in 2011 from 46.0% in 2010. The lower service margins were driven primarily by a greater proportion of consulting revenue, as compared to maintenance revenue, as well as lower consulting services margins, primarily due to expanding our headcount in response to growing and driving new business opportunities. Incremental headcount can initially have a negative impact on margins, particularly while the employees are being trained and are not yet fully productive. Service gross margins in 2011 also included $6 million in acquisition-related purchase accounting adjustments, transaction, integration and reorganization costs.

Operating Expenses

Total operating expenses, including SG&A and Research and Development (“R&D”) expenses, were $911 million in 2012 compared to $837 million in 2011. The $65 million increase in SG&A expenses was driven by higher selling expense, due primarily to our strategic initiative to add sales headcount, in addition to the impact of additional headcount and infrastructure brought on by the acquisition of eCircle. The $9 million increase in R&D expenses was primarily due to higher engineering headcount expenses, including new engineering headcount from the acquisition of eCircle. These increases were offset in part by $12 million more in capitalization of software development cost as compared to the prior-year period, as well as lower incentive-based compensation expenses.

Total operating expenses were $837 million in 2011 compared to $673 million in 2010. The $137 million increase in SG&A expenses was driven by higher selling expense, due primarily to our strategic initiative to add sales headcount, as well as increased revenue-driven costs for sales commissions. SG&A expenses were also impacted by transaction, integration and reorganization expenses, as well as amortization of intangible assets associated with the acquisitions of Aprimo and Aster Data, which totaled $22 million in 2011, in addition to the impact of additional headcount and infrastructure brought on by the Aprimo and Aster Data acquisitions. The $27 million increase in R&D expenses was primarily due to higher engineering headcount expenses, including new engineering headcount from the Aprimo and Aster Data acquisitions, as well as $9 million in transaction and integration costs and amortization of acquired intangible assets associated with the Aprimo and Aster Data acquisitions. These increases were offset in part by $19 million more in capitalization of software development cost as compared to the prior-year period.

Other Income (Expense)

Other income and expense was $2 million of net other expense in 2012, compared to $25 million of net other income in 2011. The net other income in 2011 resulted primarily from $28 million in gains on equity investments. On May 24, 2011, the Company completed the sale of an equity investment in Pliant Technology, Inc. The Company received proceeds of $30 million and recognized a net gain of $17 million in respect of the transaction. Additionally, as part of the required accounting for the acquisition of Aster Data on April 5, 2011, Teradata’s existing 11.2% equity investment in Aster Data was valued at $36 million, triggering the recognition of an $11 million gain.

Other income and expense was $1 million of net other expense in 2010.

Income Taxes

The effective income tax rate was 27.5%, 26.6% and 27.3% for the years ended December 31, 2012, 2011 and 2010, respectively. The tax rate for 2012 included no net material discrete tax items. The effective tax rate for 2011 was impacted by a $4 million discrete tax benefit related to the book gain recorded on the Company’s previous equity investment in Aster Data, which was reflected as a permanent non-taxable item in the second quarter of 2011. The effective tax rate for the year ended December 31, 2010 included a $5 million tax benefit associated with the recognition of certain foreign net operating loss carryforwards resulting from an audit settlement in the first quarter of 2010.

We currently estimate our full-year effective tax rate for 2013 to be approximately 26%. This estimate takes into consideration, among other things, the forecasted earnings mix by jurisdiction for 2013, and includes the income tax benefit related to the 2012 U.S. Research & Development Tax Credit, which was retroactively reinstated by the Americas Taxpayer Relief Act of 2012, upon its enactment in January of 2013. The tax benefit associated with the 2012 U.S. R&D Credit will be recognized by the Company in the first quarter of 2013 as a discrete item for a change in tax law; the Company estimates the impact of this subsequent event to be approximately $4 million of income tax benefit. The provision for income taxes is based on the pre-tax earnings mix by jurisdiction of Teradata and its subsidiaries under the Company’s current structure. For additional information, see “Note 4—Income Taxes” in the Notes to Consolidated Financial Statements elsewhere in this Annual Report.

Revenue and Gross Margin by Operating Segment

As described in “Note 11—Segment, Other Supplemental Information and Concentrations” in Notes to Consolidated Financial Statements, Teradata manages its business in three geographic regions, which are also the Company’s operating segments as of December 31, 2012: (1) the Americas region; (2) the EMEA region; and (3) the APJ region. Teradata believes this format is useful to investors because it allows analysis and comparability of operating trends by operating segment. It also includes the same information that is used by Teradata management to make decisions regarding the segments and to assess our financial performance. The discussion of our segment results describes the changes in results as compared to the prior-year period.

Effective January 1, 2013, Teradata implemented an organizational change whereby the EMEA and APJ regions are being combined into a new International region. This larger International region will have greater critical mass and leverage of resources for deployment of the Company’s integrated marketing management, big data analytics, and data warehouse solutions, as well as possess more knowledge and depth for our numerous consulting and support services offers.

The following table presents revenue and operating performance by segment for the years ended December 31:

		% of		% of		% of
In millions	2012	Revenue	2011	Revenue	2010	Revenue
Revenue
Americas	$1,619	61%	$1,436	61%	$1,166	60%
EMEA	636	24%	548	23%	442	23%
APJ	410	15%	378	16%	328	17%

Total revenue	2,665	100%	2,362	100%	1,936	100%

Gross margin
Americas	967	59.7%	837	58.3%	702	60.2%
EMEA	331	52.0%	281	51.3%	232	52.5%
APJ	193	47.1%	175	46.3%	154	47.0%

Total gross margin	$1,491	55.9%	$1,293	54.7%	$1,088	56.2%

Americas Revenue increased 13% in 2012 from 2011, led by a 17% increase in product revenue. The revenue increase was not significantly impacted by foreign currency fluctuations. Gross margin increased to 59.7% in 2012, from 58.3% in 2011, driven primarily by improved product margins and the greater proportion of product revenue (versus services revenue), as compared to the prior-year period.

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

EMEA Revenue increased 16% in 2012 from 2011, led by a 26% increase in consulting services revenue. The increase in consulting revenue was largely driven by revenue from the acquisition of eCircle, which was completed in 2012. The revenue increase included a negative 7% impact from foreign currency fluctuations. Gross margin increased to 52.0% in 2012, from 51.3% in 2011, driven by improvements in both product and services margins, offset in part by a greater proportion of consulting services revenue (compared to product revenue), as compared to the prior-year period.

Revenue increased 24% in 2011 from 2010, led by a 32% increase in consulting services revenue. The revenue increase included 6% of benefit from foreign currency fluctuations. Gross margin decreased to 51.3% in 2011, from 52.5% in 2010, driven primarily by the greater proportion of consulting services revenue (compared to product revenue), as compared to the prior-year period.

APJ Revenue increased 8% in 2012 from 2011, led by a 13% increase in product revenue. The revenue increase included a negative 1% impact from foreign currency fluctuations. Gross margin increased to 47.1% in 2012, from 46.3% in 2011. The gross margin increase was driven by improvements in both product and services margins.

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

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

Teradata ended 2012 with $729 million in cash and cash equivalents, a $43 million decrease from the December 31, 2011 balance of cash and cash equivalents, after using approximately $277 million for repurchases of Company common stock, and approximately $274 for acquisitions and investment activities which were completed during the year. Cash provided by operating activities increased by $62 million to $575 million in 2012. The increase in cash provided by operating activities was primarily due to increased net income (net of non-cash items such as depreciation and amortization, stock-based compensation expense and deferred income taxes) and a larger increase in payables and accrued expenses, which was partially offset by a larger increase in receivables, as compared to 2011.

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

The table below shows net cash provided by operating activities and capital expenditures for the following periods:

In millions	2012	2011	2010
Net income	$419	$353	$301

Net cash provided by operating activities	$575	$513	$413
Less:
Expenditures for property and equipment	(67)	(42)	(34)
Additions to capitalized software	(81)	(68)	(49)

Free cash flow	$427	$403	$330

Financing activities and certain other investing activities are not included in our calculation of free cash flow. Other investing activities in 2012 primarily consisted of Teradata’s acquisition of eCircle, as well as other smaller investment activities. Other investing activities in 2011 primarily consisted of Teradata’s acquisitions of Aprimo and Aster Data as discussed further below. In 2010, these other investing activities primarily consisted of two immaterial business acquisitions and an immaterial cost-method equity investment. Teradata’s short-term investments consisted of bank time deposits with original maturities between three months and one year.

Teradata’s financing activities for the year ended December 31, 2012 primarily consisted of cash outflows for share repurchases. Teradata’s financing activities for the year ended December 31, 2011 primarily consisted of $300 million in proceeds from a new 5 year term loan, as discussed below, as well as repurchases of the Company’s common stock. Teradata’s financing activities for the years ended December 31, 2010 consisted primarily of cash outflows from our share repurchase activities. The Company purchased 4.5 million shares of its common stock at an average price per share of $62.53 in 2012, 2.5 million shares at an average price per share of $50.78 in 2011, and 2.9 million shares at an average price per share of $29.57 in 2010. Share repurchases were made under two share repurchase programs initially authorized by our Board of Directors in 2008. The first program (the “dilution offset program”) authorizes the Company to repurchase Teradata common stock to the extent of cash received from the exercise of stock options and the Teradata Employee Stock Purchase Plan (“ESPP”) to offset dilution from shares issued pursuant to these plans. On February 6, 2012, the board approved a new $300 million share repurchase authorization to replace the prior $300 million authorization under the Company’s second share repurchase program (the “general share repurchase program”) that was to expire on February 10, 2012. On December 10, 2012, Teradata announced that the board approved an additional $300 million increase in the share repurchase authorization under the Company’s general share repurchase program. As of December 31, 2012, the Company had $376 million of authorization remaining under the general share repurchase program to repurchase outstanding shares of Teradata common stock. Share repurchases made by the Company are reported on a trade date basis. Our share repurchase activity depends on factors such as our working capital needs, our cash requirements for capital investments, our stock price, and economic and market conditions. Proceeds from the ESPP and the exercise of stock options were $55 million in 2012, $25 million in 2011 and $31 million in 2010. These proceeds are included in Other Financing Activities, Net in the Consolidated Statement of Cash Flows.

Our total in cash and cash equivalents held outside the United States in various foreign subsidiaries was $497 million as of December 31, 2012 and $594 million as of December 31, 2011. The remaining balance held in the United States was $232 million as of December 31, 2012 and $178 million as of December 31, 2011. Under current tax laws and regulations, if cash and cash equivalents and short-term investments held outside the United States are distributed to the United States in the form of dividends or otherwise, we may be subject to additional U.S. income taxes (subject to an adjustment for foreign tax credits) and foreign withholding taxes. As of December 31, 2012, we have not provided for the U.S. federal tax liability on approximately $881 million of foreign earnings that are considered permanently reinvested outside of the United States.

On June 15, 2012, Teradata entered into a new five-year revolving credit agreement (the “Credit Facility”), under which the Company may borrow up to $300 million. The Credit Facility replaces a similar revolving credit agreement in the same maximum principal amount entered into by Teradata in 2007, which was terminated as of June 15, 2012. The new Credit Facility ends on June 15, 2017, at which point any remaining outstanding borrowings would be due for repayment unless extended by agreement of the parties for up to two additional one-year periods. The interest rate charged on borrowings pursuant to the Credit Facility can vary depending on the interest rate option the Company chooses to utilize and the Company’s leverage ratio at the time of the borrowing. In the near term, Teradata would anticipate choosing a floating rate based on the London Interbank Offered Rate (“LIBOR”). If the facility had been fully drawn at December 31, 2012, the spread over the LIBOR would have been 98 basis points (for an interest rate of 1.49%, assuming a 6 month borrowing term) given Teradata’s leverage ratio at that date. The Credit Facility is unsecured and contains certain representations and warranties, conditions, affirmative, negative and financial covenants, and events of default customary for such facilities. As of December 31, 2012, the Company had no outstanding borrowings from the Credit Facility, and was in compliance with all covenants.

On January 21, 2011, Teradata completed the acquisition of Aprimo. The $525 million purchase price of this all-cash acquisition was funded in part by using $225 million of existing U.S. cash (offset by $26 million of cash held on Aprimo’s balance sheet at the time it was acquired), and in part by drawing down the full $300 million borrowing capacity from the Company’s prior credit facility. The $300 million in credit facility borrowings were repaid in full during the second quarter of 2011.

On April 5, 2011, Teradata completed the acquisition of Aster Data. The aggregate consideration payable by Teradata for all of the outstanding equity interests of Aster Data was $259 million. The aggregate consideration payable excluded the value of Teradata’s pre-existing 11.2% equity investment in Aster Data. Also on April 5, 2011, Teradata entered into a new $300 million five-year, unsecured term loan, and used a portion of these funds to finance the Aster Data acquisition. The outstanding principal amount of the term loan agreement bears interest at a floating rate based upon a negotiated base rate or a Eurodollar rate plus in each case a margin based on the leverage ratio of the Company. As of December 31, 2012, the term loan principal outstanding was $289 million, and carried an interest rate of 1.25%.

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

Contractual and Other Commercial Commitments. In the normal course of business, we enter into various contractual obligations that impact, or could impact, our liquidity. The following table and discussion outlines our material obligations at December 31, 2012, with projected cash payments in the periods shown:

	Total		2014-	2016-	2018 and
In millions	Amounts	2013	2015	2017	Thereafter
Principal payments on long-term debt	$289	$15	$79	$195	$—
Interest payments on long-term debt	10	3	6	1	—
Lease obligations	84	21	34	17	12
Purchase obligations	12	5	7	—	—

Total debt, lease and purchase obligations	$395	$44	$126	$213	$12

Our principal payments on long-term debt represent the expected cash payments on our $300 million term loan and do not include any fair value adjustments or discounts and premiums. Our interest payments on long-term debt represent the estimated cash interest payments based on the prevailing interest rate on our $300 million term loan as of December 31, 2012. Our lease obligations in the above table include Company facilities in various domestic and international locations. Purchase obligations are committed purchase orders and other contractual commitments for goods and services, and include contractual payments in relation to service agreements with various vendors for ongoing telecommunications, and other services.

Additionally, the Company has $11 million in total uncertain tax positions recorded as noncurrent liabilities on its balance sheet as of December 31, 2012. These items are not included in the table of obligations shown above. The settlement period for these income tax liabilities cannot be reasonably estimated as the timing and the amount of the payments, if any, will depend on possible future tax examinations with the various tax authorities; however, it is not expected that any payments will be due within the next 12 months.

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

The Company reviews VSOE, TPE and its determination of BESP on a periodic basis and updates it, when appropriate, to ensure that the practices employed reflect the Company’s recent pricing experience. The Company maintains internal controls over the establishment and updates of these estimates, which includes review and approval by the Company’s management. For the twelve months ended December 31, 2012 there was no material impact to revenue resulting from changes in VSOE, TPE or BESP, nor does the Company expect a material impact from such changes in the near term. Additionally, the adoption of the amended revenue recognition guidelines had no material net impact on the Company’s results of operations for the twelve months ended December 31, 2011 (the year of adoption).

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

Term licenses, hosting arrangements and software-as-a-service (“SaaS”). As a result of the Company’s recent acquisitions, Teradata’s application offerings were expanded to include term licenses, hosting arrangements and SaaS. Teradata previously offered its software applications primarily through a perpetual licensing arrangement. In cases where the contract requires the software to be hosted by the Company and provided via an on-demand arrangement, the software is considered a subscription, and revenue is recognized over the term of the agreement. If the license is of limited life and does not require the Company to host the software for the customer, the software is considered a term license. Teradata’s term licenses are typically offered for application software and include a right-to-use license, PCS and consulting services. Our term licenses are not sold separately. The term of these arrangements varies between one and five years and may or may not include hosting services. In most arrangements the pricing is bundled to the customer. If the term license is hosted, the customer has the right to take possession of the software at any time during the hosting period. The customer’s rights to the software in these circumstances are not dependent on additional software payments or significant penalties, and the customer can feasibly run the software on its own hardware or contract with another party to host the software. The Company has not established VSOE for PCS for its term licenses because the Company does not price or renew the PCS without the inclusion of the right to use the software application license over the term. As a result of not having VSOE for the PCS, new arrangements along with renewals or extensions are determined to be subscriptions and revenue is recognized over the term of the agreement. If hosting is a component of the customer subscription arrangement, revenue is recognized over the term as part of the subscription as described above.

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

The Company’s intention is to permanently reinvest its foreign earnings outside of the United States. As a result, the effective tax rates are largely based upon the forecasted pre-tax earnings mix and allocation of certain expenses in various taxing jurisdictions where the Company conducts its business. These jurisdictions apply a broad range of statutory income tax rates; the U.S. statutory corporate income tax rate is currently 35% as compared to the overall statutory effective tax rate of our various foreign jurisdictions of approximately 12%. As of December 31, 2012, the Company has not provided for federal income taxes on earnings of approximately $881 million from its foreign subsidiaries.

We account for uncertainty in income taxes by prescribing thresholds and attributes for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. Under GAAP, we may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. We record any interest and/or penalties related to uncertain tax positions in the income tax expense line on our Consolidated Statements of Income. As of December 31, 2012, the Company has a total of $31 million of unrecognized tax benefits, of which $11 million is included in the “Other liabilities” section of the Company’s consolidated balance sheet. The remaining balance of $20 million of unrecognized tax benefits relates to certain tax attribute carryforwards which were both generated by the Company and acquired in various acquisitions, which are netted against the underlying deferred tax assets recorded on the balance sheet.

We regularly review our deferred tax assets for recoverability and establish a valuation allowance if it is more likely than not that some portion or all of a deferred tax asset will not be realized. We had $9 million and $0 million recorded in valuation allowances as of December 31, 2012 and 2011, respectively. Due to a change in tax law enacted in the state of California in the fourth quarter of 2012, the Company established a valuation allowance to partially offset its California Research & Development tax credit carryforward deferred tax asset, as the Company expects to continue to generate excess California R&D tax credits into the foreseeable future. However, the discrete tax impact of establishing the valuation allowance was fully offset with a favorable discrete tax impact resulting from a decrease in the Company’s effective state tax rate resulting from the California change in tax law, resulting in no material net impact to the Company’s overall effective tax rate for the fourth quarter and full year ended December 31, 2012.

Stock-based Compensation

We measure compensation cost for stock awards at fair value and recognize compensation expense over the service period for which awards are expected to vest. We utilize pricing models, including the Black-Scholes option pricing model and Monte Carlo simulation model, to estimate the fair value of stock-based compensation at the date of grant. These valuation models require the input of subjective assumptions, including expected volatility and expected term. Further, we estimate forfeitures for options granted which are not expected to vest. The estimation of stock awards that will ultimately vest requires judgment, and to the extent that actual results or updated estimates differ from our current estimates, such amounts will be recorded as a cumulative adjustment in the period in which estimates are revised. We consider many factors when estimating expected forfeitures including types of awards and historical experience. Actual results and future changes in estimates may differ substantially from our current estimates.

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

Goodwill and Other Intangible Assets

The company reviews goodwill for impairment annually and whenever events or changes in circumstances indicate the carrying value of goodwill may not be recoverable. The guidance on goodwill impairment requires the company to perform a two-step impairment test. In the first step, the company compares the fair value of each reporting unit to its carrying value. The company determines the fair value of its reporting units based on the income approach. Under the income approach, the company calculates the fair value of a reporting unit based on the present value of estimated future cash flows. If the fair value of the reporting unit exceeds the carrying value of the net assets assigned to that unit, goodwill is not impaired. If the carrying value of the net assets assigned to the reporting unit exceeds the fair value of the reporting unit, then the second step of the impairment test is performed in order to determine the implied fair value of the reporting unit’s goodwill. If the carrying value of a reporting unit’s goodwill exceeds its implied fair value, then the company records an impairment loss equal to the difference. Teradata reviewed six reporting units in its 2012 goodwill impairment assessment, as each geographic operating segment consisted of separate reporting units for data warehouse and application software activities.

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

The annual goodwill impairment analysis, which the company performed during the fourth quarter of 2012, did not result in an impairment charge. There were also no impairment charges recognized in 2012 as a result of assessments of intangible assets acquired as a result of business combinations (or otherwise purchased from other companies). As of December 31, 2012, Teradata had $932 million in goodwill and $186 million in acquired intangible assets on its consolidated balance sheet.

Pension and Postemployment Benefits

We have pension and postemployment benefit costs and credits, which are developed from actuarial valuations. Actuarial assumptions attempt to anticipate future events and are used in calculating the expense and liability relating to these plans. These factors include assumptions we make about interest rates, expected investment return on plan assets, total and involuntary turnover rates, and rates of future compensation increases. In addition, our actuarial consultants also use subjective factors such as withdrawal rates and mortality rates to develop our valuations. We review and update these assumptions on an annual basis at the beginning of each fiscal year. We are required to consider current market conditions, including changes in interest rates, in making these assumptions. The actuarial assumptions that we use may differ materially from actual results due to changing market and economic conditions, higher or lower withdrawal rates, or longer or shorter life spans of participants. These differences may result in a significant impact to the measurement of our pension and postemployment benefit obligations, and to the amount of pension and postemployment benefits expense we have recorded or may record. For example, as of December 31, 2012, a one-half percent increase/decrease in the discount rate would change the projected benefit obligation of our pension plans by approximately $3 million, and a one-half percent increase/decrease in our involuntary turnover assumption would change our postemployment benefit obligation by approximately $12 million.

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

The Company employs a foreign currency hedging strategy to limit potential losses in earnings or cash flows from adverse foreign currency exchange rate movements. Foreign currency exposures arise from transactions denominated in a currency other than the Company’s functional currency and from foreign denominated revenue and profit translated into U.S. dollars. The primary currencies to which the Company is exposed include the euro, the British pound, the Japanese yen, the Australian dollar, the Canadian dollar and other Asian and South American currencies. Exposures are hedged with foreign currency forward contracts with maturity dates of twelve months or less. The potential loss in fair value at December 31, 2012, for such contracts resulting from a hypothetical 10% adverse change in all foreign currency exchange rates is approximately $5 million. This loss would be mitigated by corresponding gains on the underlying exposures. For additional information regarding the Company’s foreign currency hedging strategy, see “Note 7— Derivative Instruments and Hedging Activities” in Notes to Consolidated Financial Statements elsewhere in this Annual Report.

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

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Teradata Corporation:

In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a)(1) present fairly, in all material respects, the financial position of Teradata Corporation and its subsidiaries at December 31, 2012 and 2011, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2012 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing in Item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Annual Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

PricewaterhouseCoopers LLP

February 28, 2013

Atlanta, Georgia

TERADATA CORPORATION

Consolidated Statements of Income

In millions, except per share amounts

	For the Year Ended December 31
	2012	2011	2010
Revenue
Product revenue	$1,297	$1,122	$933
Service revenue	1,368	1,240	1,003

Total revenue	2,665	2,362	1,936

Costs and operating expenses
Cost of products	416	381	306
Cost of services	758	688	542
Selling, general and administrative expenses	728	663	526
Research and development expenses	183	174	147

Total costs and operating expenses	2,085	1,906	1,521

Income from operations	580	456	415
Other (expense) income, net	(2)	25	(1)

Income before income taxes	578	481	414

Income tax expense	159	128	113

Net income	$419	$353	$301

Net income per common share
Basic	$2.49	$2.10	$1.80
Diluted	$2.44	$2.05	$1.77

Weighted average common shares outstanding
Basic	168.2	168.1	167.4
Diluted	171.7	171.9	170.4

The accompanying notes are an integral part of the consolidated financial statements.

TERADATA CORPORATION

Consolidated Statements of Comprehensive Income

In millions

	For the Year Ended December 31
	2012	2011	2010

Net income	$419	$353	$301

Other comprehensive income:
Foreign currency translation adjustments	9	(6)	(3)

Defined benefit plans:
Defined benefit plan adjustment, before tax	7	12	(2)
Defined benefit plan adjustment, tax portion	(3)	(2)	3

Defined benefit plan adjustment, net of tax	4	10	1

Other comprehensive income (loss)	13	4	(2)

Comprehensive income	$432	$357	$299

The accompanying notes are an integral part of the consolidated financial statements.

TERADATA CORPORATION

Consolidated Balance Sheets

In millions, except per share amounts

	At December 31
	2012	2011
Assets
Current Assets
Cash and cash equivalents	$729	$772
Accounts receivable, net	668	494
Inventories	47	61
Other current assets	90	85

Total current assets	1,534	1,412
Property and equipment, net	150	120
Capitalized software, net	173	140
Goodwill	932	742
Acquired intangible assets, net	186	163
Deferred income taxes	29	28
Other assets	62	11

Total assets	$3,066	$2,616

Liabilities and stockholders’ equity
Current liabilities
Accounts payable	$141	$97
Payroll and benefits liabilities	158	169
Deferred revenue	375	339
Other current liabilities	132	90

Total current liabilities	806	695
Long-term debt	274	290
Pension and other postemployment plan liabilities	73	77
Long-term deferred revenue	30	24
Deferred tax liabilities	83	20
Other liabilities	21	16

Total liabilities	1,287	1,122

Commitments and contingencies (Note 8)

Stockholders’ equity
Preferred stock: par value $0.01 per share, 100.0 shares authorized, no shares issued and outstanding at December 31, 2012 and 2011, respectively	0	0
Common stock: par value $0.01 per share, 500.0 shares authorized, 189.5 and 186.6 shares issued at December 31, 2012 and 2011, respectively	2	2
Paid-in capital	898	765
Treasury stock: 23.8 and 19.3 shares at December 31, 2012 and 2011, respectively	(806)	(526)
Retained earnings	1,656	1,237
Accumulated other comprehensive income	29	16

Total stockholders’ equity	1,779	1,494

Total liabilities and stockholders’ equity	$3,066	$2,616

The accompanying notes are an integral part of the consolidated financial statements

TERADATA CORPORATION

Consolidated Statements of Cash Flows

In millions

	For the Year Ended December 31
	2012	2011	2010
Operating activities
Net income	$419	$353	$301
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	126	102	60
Stock-based compensation expense	43	35	26
Excess tax benefit from stock-based compensation	(37)	(14)	(10)
Deferred income taxes	77	71	41
Gain on investments	0	(28)	0
Changes in assets and liabilities:
Receivables	(165)	(65)	(15)
Inventories	14	3	(18)
Current payables and accrued expenses	105	28	9
Deferred revenue	42	45	10
Other assets and liabilities	(49)	(17)	9

Net cash provided by operating activities	575	513	413

Investing activities
Expenditures for property and equipment	(67)	(42)	(34)
Additions to capitalized software	(81)	(68)	(49)
Business acquisitions and other investing activities, net	(274)	(722)	(62)

Net cash used in investing activities	(422)	(832)	(145)

Financing activities
Proceeds from long-term borrowings	0	600	0
Repayments of long-term borrowings	(11)	(300)	0
Repurchases of common stock	(277)	(127)	(88)
Excess tax benefit from stock-based compensation	37	14	10
Other financing activities, net	55	25	31

Net cash (used in) provided by financing activities	(196)	212	(47)

Effect of exchange rate changes on cash and cash equivalents	0	(4)	1

(Decrease) increase in cash and cash equivalents	(43)	(111)	222
Cash and cash equivalents at beginning of year	772	883	661

Cash and cash equivalents at end of year	$729	$772	$883

Supplemental data
Cash paid during the year for:
Income taxes	$54	$56	$89
Interest	$4	$3	$0

The accompanying notes are an integral part of the consolidated financial statements

TERADATA CORPORATION

Consolidated Statements of Changes in Stockholders’ Equity

In millions

	Common Stock		Treasury Stock		Paid-in	Retained	Accumulated Other Comprehensive
	Shares	Amount	Shares	Amount	Capital	Earnings	Income (Loss)	Total
December 31, 2009	183	$2	(14)	($311)	$622	$583	$14	$910

Net income						301		301
Employee stock compensation, employee stock purchase programs and option exercises	2				58			58
Income tax benefit from stock compensation plans					10			10
Purchases of treasury stock, not retired			(3)	(88)				(88)
Pension and post-employment benefit plans, net of tax							1	1
Currency translation adjustment							(3)	(3)

December 31, 2010	185	$2	(17)	($399)	$690	$884	$12	$1,189

Net income						353		353
Employee stock compensation, employee stock purchase programs and option exercises	2				60			60
Income tax benefit from stock compensation plans					15			15
Purchases of treasury stock, not retired			(2)	(127)				(127)
Pension and post-employment benefit plans, net of tax							10	10
Currency translation adjustment							(6)	(6)

December 31, 2011	187	$2	(19)	($526)	$765	$1,237	$16	$1,494

Net income						419		419
Employee stock compensation, employee stock purchase programs and option exercises	3				95			95
Income tax benefit from stock compensation plans					38			38
Purchases of treasury stock, not retired			(5)	(280)				(280)
Pension and post-employment benefit plans, net of tax							4	4
Currency translation adjustment							9	9

December 31, 2012	190	$2	(24)	($806)	$898	$1,656	$29	$1,779

The accompanying notes are an integral part of the consolidated financial statements

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 Description of Business, Basis of Presentation and Significant Accounting Policies

Description of the Business. Teradata Corporation (“Teradata” or “the Company”) is a global leader in analytic data solutions, including integrated data warehousing, big data analytics and business applications. The Company’s data warehousing solutions are comprised of software, hardware, and related business consulting and support services.

Basis of Presentation. The financial statements are presented on a consolidated basis and include the accounts of the Company and its wholly-owned subsidiaries in accordance with accounting principles generally accepted in the United States of America (“GAAP”).

Use of Estimates. The preparation of financial statements in conformity with GAAP requires management to make estimates and judgments that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and revenues and expenses during the period reported. On an ongoing basis, management evaluates these estimates and judgments, including those related to allowances for doubtful accounts, the valuation of inventory to net realizable value, stock-based compensation, pension and other postemployment benefits, and income taxes and any changes will be accounted for on a prospective basis. Actual results could differ from those estimates.

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

The Company reviews VSOE, TPE and its determination of BESP on a periodic basis and updates it, when appropriate, to ensure that the practices employed reflect the Company’s recent pricing experience. The Company maintains internal controls over the establishment and updates of these estimates, which includes review and approval by the Company’s management. For the twelve months ended December 31, 2012 there was no material impact to revenue resulting from changes in VSOE, TPE or BESP, nor does the Company expect a material impact from such changes in the near term. Additionally, the adoption of the amended revenue recognition guidelines had no material net impact on the Company’s results of operations for the twelve months ended December 31, 2011 (the year of adoption).

Term licenses, hosting arrangements and software-as-a-service (“SaaS”). As a result of the Company’s recent acquisitions, Teradata’s application offerings were expanded to include term licenses, hosting arrangements and SaaS. Teradata previously offered its software applications primarily through a perpetual licensing arrangement. In cases where the contract requires the software to be hosted by the Company and provided via an on-demand arrangement, the software is considered a subscription, and revenue is recognized over the term of the agreement. If the license is of limited life and does not require the Company to host the software for the customer, the software is considered a term license. Teradata’s term licenses are typically offered for application software and include a right-to-use license, PCS and consulting services. Our term licenses are not sold separately. The term of these arrangements varies between one and five years and may or may not include hosting services. In most arrangements the pricing is bundled to the customer. If the term license is hosted, the customer has the right to take possession of the software at any time during the hosting period. The customer’s rights to the software in these circumstances are not dependent on additional software payments or significant penalties, and the customer can feasibly run the software on its own hardware or contract with another party to host the software. The Company has not established VSOE for PCS for its term licenses because the Company does not price or renew the PCS without the inclusion of the right to use the software application license over the term. As a result of not having VSOE for the PCS, new arrangements along with renewals or extensions are determined to be subscriptions and revenue is recognized over the term of the agreement. If hosting is a component of the customer subscription arrangement, revenue is recognized over the term as part of the subscription as described above.

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

Inventories. Inventories are stated at the lower of cost or market. Cost of service parts is determined using the average cost method. Finished goods inventory is determined using actual cost.

Long-Lived Assets

Property and Equipment. Property and equipment, leasehold improvements and rental equipment are stated at cost less accumulated depreciation. Depreciation is computed over the estimated useful lives of the related assets primarily on a straight-line basis. Equipment is depreciated over three to twenty years and buildings over 25 to 45 years. Leasehold improvements are depreciated over the life of the lease or the asset, whichever is shorter. Total depreciation expense on the Company’s property and equipment for the years ended December 31, 2012, 2011 and 2010 was $41 million, $33 million and $25 million, respectively.

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

Costs incurred for the development of data warehousing software that will be sold, leased or otherwise marketed are capitalized when technological feasibility has been established. Technological feasibility is established when planning, designing and initial coding activities that are necessary to establish the product can be produced to meet its design specifications. In the absence of a program design, a working model is used to establish technological feasibility. These costs are included within capitalized software and are amortized over the estimated useful lives of the resulting software. The Company amortizes capitalized software over four years using the greater of the ratio that current gross revenues for a product bear to the total of current and anticipated future gross revenues for that product or the straight-line method over the remaining estimated economic life of the product beginning when the product is available for general release. Costs capitalized include direct labor and related overhead costs. Costs incurred prior to technological feasibility and after general release are expensed as incurred. The following table identifies the activity relating to capitalized software:

	Internal-use Software			External-use Software
In millions	2012	2011	2010	2012	2011	2010
Beginning balance at January 1	$11	$11	$12	$129	$105	$90
Capitalized	6	5	5	75	63	44
Amortization	(5)	(5)	(6)	(43)	(39)	(29)

Ending balance at December 31	$12	$11	$11	$161	$129	$105

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

Goodwill. Goodwill represents the excess of the purchase price in a business combination over the fair value of net tangible and intangible assets acquired. Goodwill amounts are not amortized, but rather are tested for impairment annually or upon occurrence of an event or change in circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. The Company did not recognize any goodwill impairment charges in 2012, 2011 or 2010.

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

Pension and Postemployment Benefits. The Company accounts for its pension and postemployment benefit obligations using actuarial models. The measurement of plan obligations was made as of December 31, 2012. Liabilities are computed using the projected unit credit method. The objective under this method is to expense each participant’s benefits under the plan as they accrue, taking into consideration salary increases and the plan’s benefit allocation formula. Thus, the total pension or postemployment benefit to which each participant is expected to become entitled is broken down into units, each associated with a year of past or future credited service.

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

Stock-based Compensation. Stock-based payments to employees, including grants of stock options, restricted stock and restricted stock units, are recognized in the financial statements based on their fair value.

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

Certain awards of restricted stock units include market-based performance components which are valued using a Monte Carlo simulation model. The fair value of each restricted stock unit was estimated using the following assumptions: expected stock price volatility, expected dividend yield, risk-free interest rate, and performance vesting hurdles tied to share price. The expected volatility assumption is based on Teradata’s volatility over a historical period equal to the performance period of the market-based vesting condition. The risk-free interest rate is based on the yield for separate trading of registered interest and principle securities with maturities equal to the performance period of the market-based vesting condition. The dividend yield was assumed to be zero based on Teradata’s dividend history and management’s expectations of future dividend policy.

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

The components of basic and diluted earnings per share are as follows:

	For the year ended December 31
In millions, except earnings per share	2012	2011	2010
Net income available for common stockholders	$419	$353	$301

Weighted average outstanding shares of common stock	168.2	168.1	167.4
Dilutive effect of employee stock options and restricted stock	3.5	3.8	3.0

Common stock and common stock equivalents	171.7	171.9	170.4

Earnings per share:
Basic	$2.49	$2.10	$1.80
Diluted	$2.44	$2.05	$1.77

No stock options were excluded from the computation of diluted earnings per share for the twelve months ended December 31, 2012 and 2011. Options to purchase 0.6 million shares of common stock for 2010 were not included in the computation of diluted earnings per share because their exercise prices were greater than the average market price of the common shares and, therefore, the effect would have been anti-dilutive.

Recently Issued Accounting Pronouncements

Comprehensive Income. In February 2013, the FASB issued new guidance regarding the disclosure of comprehensive income. Under the new guidance, entities will be required to provide information about the amounts reclassified out of accumulated other comprehensive income by component. In addition, an entity will be required to present, either on the face of the statement where net income is presented or in the notes, significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income but only if the amount reclassified is required under GAAP to be reclassified to net income in its entirety in the same reporting period. For other amounts that are not required under GAAP to be reclassified in their entirety to net income, an entity is required to cross-reference to other disclosures required under GAAP that provide additional detail about those amounts. The amendments in this update do not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income. This new guidance will be effective prospectively for reporting periods beginning after December 15, 2012. The Company is currently evaluating the impact of this new guidance on its future disclosures.

Note 2 Supplemental Financial Information

	At December 31
In millions	2012	2011
Accounts receivable
Trade	$683	$499
Other	3	8

Accounts receivable, gross	686	507
Less: allowance for doubtful accounts	(18)	(13)

Total accounts receivable, net	$668	$494

Inventories
Finished goods	$26	$41
Service parts	21	20

Total inventories	$47	$61

Other current assets
Current deferred tax assets	$36	$34
Other	54	51

Total other current assets	$90	$85

Property and equipment
Land	$8	$8
Buildings and improvements	67	64
Machinery and other equipment	280	230

Property and equipment, gross	355	302
Less: accumulated depreciation	(205)	(182)

Total property and equipment, net	$150	$120

Other current liabilities
Sales and value-added taxes	$28	$23
Other	104	67

Total other current liabilities	$132	$90

Deferred revenue
Deferred revenue, current	$375	$339
Long-term deferred revenue	30	24

Total deferred revenue	$405	$363

Accumulated other comprehensive income, net of tax
Currency translation adjustments	$34	$25
Actuarial losses and prior service costs on employee benefit plans	(5)	(9)

Total accumulated other comprehensive income	$29	$16

Note 3 Goodwill and Acquired Intangible Assets

The following table identifies the activity relating to goodwill by operating segment:

In millions	Balance December 31, 2011	Additions	Currency Translation Adjustments	Balance December 31, 2012
Goodwill
Americas	$543	$72	$1	$616
EMEA	120	111	8	239
APJ	79	0	(2)	77

Total goodwill	$742	$183	$7	$932

The change in goodwill for the twelve months ended December 31, 2012 was primarily due to the acquisition of eCircle Beteiligungs GmbH (“eCircle”) which was completed during the period. In the fourth quarter of 2012, the Company performed its annual test of goodwill impairment and determined that no impairment to the carrying value of goodwill was necessary, as the fair value of each reporting unit exceeded their respective carrying amounts, including goodwill. Teradata reviewed six reporting units in its 2012 goodwill impairment assessment, as each geographic operating segment consisted of separate reporting units for data warehouse and application software activities.

Acquired intangible assets were specifically identified when acquired, and are deemed to have finite lives. The gross carrying amount and accumulated amortization for Teradata’s acquired intangible assets were as follows:

	Original Amortization Life (in Years)	December 31, 2012		December 31, 2011
In millions		Gross Carrying Amount	Accumulated Amortization and Currency Translation Adjustments	Gross Carrying Amount	Accumulated Amortization and Currency Translation Amortization
Acquired intangible assets
Intellectual property/developed technology	1 to 7	153	(48)	122	(23)
Customer relationships	3 to 10	77	(14)	55	(6)
Trademarks/trade names	5 to 10	15	(2)	11	(1)
In-process research and development	5	5	0	5	0
Non-compete agreements	2 to 2.5	1	(1)	1	(1)

Total	1 to 10	251	(65)	194	(31)

The increase in acquired intangible assets for the twelve months ended December 31, 2012 was primarily due to developed technology, trademark/trade name, customer relationship, and non-compete agreement assets added through the acquisition of eCircle which was closed during the period. The amortization of the in-process research and development (“IPR&D”) intangible asset acquired as part of the Aster Data Systems, Inc. (“Aster Data”) acquisition will not begin until the associated product development has been completed, which is currently estimated to be in 2013.

The aggregate amortization expense (actual and estimated) for acquired intangible assets for the following periods is:

	Actual	For the year ended (estimated)
In millions	2012	2013	2014	2015	2016	2017
Amortization expense	$37	$43	$40	$38	$26	$18

Note 4 Income Taxes

For the years ended December 31, income before income taxes consisted of the following:

In millions	2012	2011	2010
Income before income taxes
United States	$388	$309	$272
Foreign	190	172	142

Total income before income taxes	$578	$481	$414

For the years ended December 31, income tax expense consisted of the following:

In millions	2012	2011	2010
Income tax expense
Current
Federal	$50	$26	$53
State and local	9	3	5
Foreign	23	29	14
Deferred
Federal	72	64	35
State and local	7	8	4
Foreign	(2)	(2)	2

Total income tax expense	$159	$128	$113

The following table presents the principal components of the difference between the effective tax rate and the U.S. federal statutory income tax rate for the years ended December 31:

In millions	2012	2011	2010
Income tax expense at the U.S. federal tax rate	35.0%	35.0%	35.0%
Foreign income tax differential	(8.1%)	(7.4%)	(8.1%)
State and local income taxes	0.7%	1.3%	1.5%
U.S. permanent book/tax differences	(0.5%)	(1.8%)	(0.9%)
Other, net	0.4%	(0.5%)	(0.2%)

Total income tax expense	27.5%	26.6%	27.3%

The tax rate for the twelve months ended December 31, 2012 included no net material discrete tax items. The tax rate for the twelve months ended December 31, 2011 included a $4 million tax benefit recorded in the second quarter of 2011 related to the book gain recorded on the Company’s previous equity investment in Aster Data, which was reflected as a permanent non-taxable item. The effective tax rate for the year ended December 31, 2010 included a $5 million tax benefit associated with the recognition of certain foreign net operating loss carryforwards resulting from an audit settlement in the first quarter of 2010. The provision for income taxes is based on the pre-tax earnings mix by jurisdiction of Teradata and its subsidiaries under the Company’s current structure.

Deferred income tax assets and liabilities included in the balance sheets at December 31 were as follows:

In millions	2012	2011
Deferred income tax assets
Employee pensions and other liabilities	$54	$47
Other balance sheet reserves and allowances	27	28
Deferred revenue	4	4
Tax loss and credit carryforwards	41	71
Capitalized research and development	16	28

Total deferred income tax assets	142	178

Valuation allowance	(9)	0

Net deferred income tax assets	133	178

Deferred income tax liabilities
Intangibles and capitalized software	123	109
Property and equipment	26	23
Other	5	7

Total deferred income tax liabilities	154	139

Total net deferred income tax assets	($21)	$39

As of December 31, 2012, Teradata had total net operating loss carryforwards in the United States and certain foreign jurisdictions of approximately $39 million (tax effected), which begin to expire in 2014. In addition, Teradata has Research and Development Tax Credit carryforwards of $25 million, which begin to expire in 2029. As of December 31, 2012, the Company has recorded $32 million of these tax attributes on its balance sheet as deferred tax assets (net of a $9 million valuation allowance related to California Research and Development tax credits); the remaining $23 million of deferred tax assets are associated with certain tax attributes which were both generated by the Company and acquired from various acquisitions, which do not meet the recognition criteria for uncertain tax positions and therefore are not recorded for financial reporting purposes.

The Company’s intention is to permanently reinvest its foreign earnings outside of the United States. As a result, the effective tax rates in the periods presented are largely based upon the pre-tax earnings mix and allocation of certain expenses in various taxing jurisdictions where the Company conducts its business; these jurisdictions apply a broad range of statutory income tax rates. At December 31, 2012 the Company had not provided for federal income taxes on earnings of approximately $881 million from its foreign subsidiaries. Should these earnings be distributed in the form of dividends or otherwise, the Company would be subject to U.S. income taxes and potential withholding taxes in various international jurisdictions. The U.S. taxes would potentially be partially offset by U.S. foreign tax credits. Determination of the amount of unrecognized deferred U.S. tax liability is not practical because of the complexities associated with this hypothetical calculation.

The Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The Company reflects any interest and penalties recorded in connection with its uncertain tax positions as a component of income tax expense.

As of December 31, 2012, the Company’s uncertain tax positions totaled approximately $31 million, of which $11 million is reflected in the “Other liabilities” section of the Company’s balance sheet as a non-current liability. The remaining balance of $20 million of uncertain tax positions relates to certain tax attributes which were both generated by the Company and acquired in various acquisitions, which are netted against the underlying deferred tax assets recorded on the balance sheet. The entire balance of $31 million in uncertain tax positions would cause a decrease in the effective income tax rate upon recognition. Teradata has recorded $1 million of interest accruals related to its uncertain tax liabilities as of December 31, 2012.

Below is a rollforward of the Company’s liability related to uncertain tax positions at December 31:

In millions	2012	2011
Balance at January 1	$28	$8
Gross increases for prior period tax positions	0	1
Gross decreases for prior period tax positions	(1)	0
Gross increases for current period tax positions	4	4
Increases from acquired businesses	0	16
Decreases relating to settlements with taxing authorities	0	(1)

Balance at December 31	$31	$28

The Company and its subsidiaries file income tax returns in the U.S. federal and various state jurisdictions, as well as numerous foreign jurisdictions. As of December 31, 2012, the examination of the Company’s U.S. federal tax returns for the 2007 and 2008 tax years was completed with no changes to the income tax liability as originally reported in those periods, as well as tax examinations in a limited number of foreign jurisdictions with no material tax assessments. As of December 31, 2012, the Company has ongoing tax audits in a limited number of state and foreign jurisdictions; however, no material adjustments have been made in any of these examinations.

In January of 2013 the American Taxpayer Relief Act of 2012 was enacted, which retroactively reinstated the U.S. Federal Research and Development Tax Credit as of January 1, 2012. As a result, the tax benefit associated with the 2012 U.S. R&D Credit will be recognized by the Company in the first quarter of 2013 as a discrete item for a change in tax law; the Company estimates the impact of this subsequent event to be approximately $4 million of income tax benefit.

Note 5 Employee Stock-based Compensation Plans

The Company recorded stock-based compensation expense for the years ended December 31 as follows:

In millions	2012	2011	2010
Stock options	$15	$14	$12
Restricted stock	28	21	14

Total stock-based compensation before income taxes	43	35	26
Tax benefit	(14)	(13)	(10)

Total stock-based compensation, net of tax	$29	$22	$16

The Teradata Corporation 2007 Stock Incentive Plan (the “2007 SIP”), as amended, and the Teradata 2012 Stock Incentive Plan (the “2012 SIP”) provide for the grant of several different forms of stock-based compensation. The 2012 SIP was adopted and approved by stockholders in April 2012 and no further awards may be made under the 2007 SIP after that time. As of December 31, 2012, the Company’s primary types of stock-based compensation were stock options, restricted stock and restricted stock units. A total of approximately 16.4 million shares were authorized to be issued under the 2012 SIP. New shares of the Company’s common stock are issued as a result of the vesting of restricted stock units and stock option exercises, and at the time of grant for restricted stock, for awards under both plans.

Stock Options

The Compensation and Human Resource Committee of Teradata’s Board of Directors had discretion to determine the material terms and conditions of option awards under both the 2007 SIP and the 2012 SIP (collectively, the “Teradata SIP”), provided that (i) the exercise price must be no less than the fair market value of Teradata common stock (as defined in both plans) on the date of grant, and (ii) the term must be no longer than ten years. Option grants generally have a four-year vesting period.

For the years ended December 31, 2012, 2011 and 2010, the weighted-average fair value of options granted for Teradata equity awards was $22.31, $18.12 and $13.97, respectively. The fair value of each option award on the grant date was estimated using the Black-Scholes option-pricing model with the following assumptions:

	2012	2011	2010
Dividend yield	0	0	0
Risk-free interest rate	0.87%	1.63%	1.88%
Expected volatility	35.7%	39.5%	31.4%
Expected term (years)	6.3	6.3	6.3

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

The following table summarizes the Company’s stock option activity for the year ended December 31, 2012:

Shares in thousands	Shares Under Option	Weighted- Average Exercise Price per Share	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in millions)
Outstanding at January 1, 2012	8,282	$24.71	6.8	$199
Granted	702	$61.54
Exercised	(2,304)	$18.64
Canceled	(11)	$9.94
Forfeited	(31)	$35.10

Outstanding at December 31, 2012	6,638	$30.69	6.7	$207
Fully vested and expected to vest at December 31, 2012	6,605	$30.57	6.7	$207
Exercisable at December 31, 2012	4,603	$22.69	5.8	$180

The total intrinsic value of options exercised was $113 million in 2012, $38 million in 2011 and $34 million in 2010. Cash received by the Company from option exercises under all share-based payment arrangements was $43 million in 2012, $16 million in 2011 and $25 million in 2010. The tax benefit realized from these exercises was $38 million in 2012, $14 million in 2011 and $9 million in 2010. As of December 31, 2012, there was $34 million of total unrecognized compensation cost related to unvested stock option grants. That cost is expected to be recognized over a weighted-average period of 3.0 years.

Restricted Stock and Restricted Stock Units

The Teradata SIP provides for the issuance of restricted stock, as well as restricted stock units. Grants under the Teradata SIP consist of both service-based and performance-based awards. Service-based awards typically vest over a three- to four-year period beginning on the effective date of grant. These grants are not subject to future performance measures. The cost of these awards, determined to be the fair market value at the date of grant, is expensed ratably over the vesting period. For substantially all restricted stock grants, at the date of grant, the recipient has all rights of a stockholder, subject to certain restrictions on transferability and a risk of forfeiture. A recipient of restricted stock units does not have the rights of a stockholder and is subject to restrictions on transferability and risk of forfeiture. For both restricted stock grants and restricted stock units, any potential dividend rights would be subject to the same vesting requirements as the underlying equity award. As a result, such rights are considered a contingent transfer of value and consequently these equity awards are not considered participating securities. Performance-based grants are subject to future performance measurements over a one- to four-year period. All performance-based shares that are earned in respect of an award will become vested at the end of the performance and/or service period provided the employee is continuously employed by the Company and applicable performance measures are met. The fair value of each performance-based award is determined on the grant date, based on the Company’s stock price, and assumes that performance targets will be achieved. Over the performance period, the number of shares of stock that will be issued is adjusted upward or downward based upon management’s assessment of the probability of achievement of performance targets. The ultimate number of shares issued and the related compensation cost recognized as expense will be based on a comparison of the final achievement of performance metrics to the specified targets.

The following table reports restricted stock and restricted stock unit activity during the year ended December 31, 2012:

Shares in thousands	Number of Shares	Weighted- Average Grant Date Fair Value per Share
Unvested shares at January 1, 2012	1,836	$39.71
Granted	1,101	$60.71
Vested	(483)	$30.94
Forfeited/canceled	(81)	$38.15

Unvested shares at December 31, 2012	2,373	$51.37

For the years ended December 31, 2012, 2011 and 2010, the weighted-average fair value of restricted stock units granted for Teradata equity awards was $60.71, $45.19 and $34.32, respectively.

The total fair value of shares vested was $15 million in 2012, $11 million in 2011 and $14 million in 2010. As of December 31, 2012, there was $81 million of unrecognized compensation cost related to unvested restricted stock grants. The unrecognized compensation cost is expected to be recognized over a remaining weighted-average period of 2.8 years.

The following table represents the composition of Teradata restricted stock unit grants in 2012:

Shares in thousands	Number of Shares	Weighted- Average Grant Date Fair Value
Service-based shares	614	$62.41
Performance-based shares	487	$58.56

Total stock grants	1,101	$60.71

Approximately 0.3 million shares of the performance awards issued in December of 2012, which are included in the above tables, also included a market-based component for certain key executives in connection with the restructuring of the Company’s management team. The opportunity to earn the special performance awards is based on the extent that the Company achieves two equally-weighted financial performance metrics during 2016: GAAP revenue and non-GAAP earnings per share. The payout opportunity ranges from 50% to 200% of the units subject to the award; although no payout can be earned if performance is below the threshold level. Moreover, payout in excess of target cannot occur unless the Company achieves certain non-GAAP earnings per share and stock price goals.

In evaluating the fair value of the special performance-based awards, the Company used a Monte Carlo simulation on the grant date and determined the fair value to be $26.78 per unit for the market component of the award. Compensation expense related to the performance-based restricted unit is valued based on the grant date stock price and is only recorded in a period when it is probable that the performance metrics will be met. Compensation expense related to the market portion is only recorded when it is probable that the performance metrics will be above target, regardless of the stock price. There was no compensation expense related to the market portion of these awards in 2012. The primary assumptions used in the valuation of the market component of the awards were as follows:

2012
Grant date fair value per share of Company common stock	$58.63
Expected volatility	36.44%
Risk-free interest rate	0.47%
Dividend yield	0
Performance vesting hurdle - future fair value per share of Company common stock	$85.00

Other Stock-based Plans

The Company’s employee stock purchase program, effective on October 1, 2007, and as amended effective as of January 1, 2013 (the “ESPP”), provides eligible employees of Teradata and its designated subsidiaries an opportunity to purchase the Company’s common stock at a discount to the average of the highest and lowest sale prices on the last trading day of each month. As of December 31, 2012, the ESPP discount was 5% of the average market price. As a result, this plan was considered non-compensatory under GAAP. As of January 1, 2013, the ESPP discount was increased to 15% of the average market price, and going forward the ESPP will be considered compensatory under GAAP.

Employees may authorize payroll deductions of up to 10% of eligible compensation for common stock purchases. A total of 4 million shares were authorized to be issued under the ESPP, with approximately 2.8 million shares remaining under that authorization at December 31, 2012. The shares of Teradata common stock purchased by a participant on an exercise date (the last day of each month), for all purposes, are deemed to have been issued and sold at the close of business on such exercise date. Prior to that time, none of the rights or privileges of a stockholder exists with respect to such shares. Employees purchased approximately 0.2 million shares in 2012, 0.2 million shares in 2011 and 0.2 million shares in 2010, for approximately $12 million, $9 million and $7 million, respectively.

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

Pension and postemployment benefit costs for the years ended December 31 were as follows:

	2012		2011		2010
In millions	Pension	Postemployment	Pension	Postemployment	Pension	Postemployment
Service cost	$9	$4	$9	$4	$8	$4
Interest cost	4	1	4	2	4	2
Expected return on plan assets	(3)	0	(3)	0	(3)	0
Settlement charge	1	0	3	0	0	0
Employee contributions	(1)	0	(1)	0	(1)	0
Amortization of actuarial loss	1	0	1	0	1	0

Total costs	$11	$5	$13	$6	$9	$6

The underfunded amount of pension and postemployment obligations is recorded as a liability in the Company’s consolidated balance sheet. The following tables present the changes in benefit obligations, plan assets, funded status and the reconciliation of the funded status to amounts recognized in the consolidated balance sheets and in accumulated other comprehensive income at December 31:

	Pension		Postemployment
In millions	2012	2011	2012	2011
Change in benefit obligation
Benefit obligation at January 1	$108	$111	$33	$40
Service cost	8	8	4	4
Interest cost	4	4	1	2
Plan participant contributions	1	1	0	0
Actuarial loss (gain)	9	(5)	(11)	(8)
Benefits paid	(7)	(12)	(2)	(6)
Currency translation adjustments	(1)	1	0	1

Benefit obligation at December 31	122	108	25	33

Change in plan assets
Fair value of plan assets at January 1	59	59	0	0
Actual return on plan assets	5	(2)	0	0
Company contributions	12	12	0	0
Benefits paid	(7)	(12)	0	0
Currency translation adjustments	(1)	1	0	0
Plan participant contribution	1	1	0	0

Fair value of plan assets at December 31	69	59	0	0

Funded status (underfunded)	($53)	($49)	($25)	($33)

Amounts Recognized in the Balance Sheet
Current liabilities	($1)	$0	($4)	($5)
Noncurrent liabilities	(52)	(49)	(21)	(28)

Net amounts recognized	($53)	($49)	($25)	($33)

Amounts Recognized in Accumulated Other Comprehensive Income
Net actuarial loss (gain)	$32	$28	($16)	($4)
Prior service credit	(2)	(3)	0	0

Total	$30	$25	($16)	($4)

The accumulated pension benefit obligation was $113 million at December 31, 2012 and $100 million at December 31, 2011. For pension plans with accumulated benefit obligations in excess of plan assets, the projected benefit obligation, accumulated benefit obligation and fair value of assets were $116 million, $108 million and $63 million, respectively, at December 31, 2012, and $84 million, $78 million and $35 million, respectively, at December 31, 2011.

The following table presents the pre-tax net changes in projected benefit obligations recognized in other comprehensive income during 2012 and 2011:

	Pension		Postemployment
In millions	2012	2011	2012	2011
Actuarial loss (gain) arising during the year	$7	($1)	($12)	($7)
Amortization of (gain) loss included in net periodic benefit cost	(1)	(1)	0	0
Recognition of loss due to settlement	(1)	(3)	0	0
Foreign currency exchange	0	1	0	0

Total recognized in other comprehensive expense (income)	$5	($4)	($12)	($7)

The following table presents the amounts in accumulated other comprehensive income expected to be recognized as components of net periodic benefit cost during 2013:

In millions	Pension	Postemployment
Net loss (gain) to be recognized in other comprehensive loss (income)	$2	($2)

The weighted-average rates and assumptions used to determine benefit obligations at December 31, 2012 and 2011, and net periodic benefit cost for the year ended December 31, 2012 and 2011, were as follows:

	Pension Benefit Obligations		Pension Benefit Cost
	2012	2011	2012	2011
Discount rate	3.0%	3.7%	3.7%	3.9%
Rate of compensation increase	3.3%	3.3%	3.3%	3.3%
Expected return on plan assets	N/A	N/A	4.0%	4.3%

	Postemployment Benefit Obligations		Postemployment Benefit Cost
	2012	2011	2012	2011
Discount rate	3.4%	4.1%	4.1%	4.4%
Rate of compensation increase	3.8%	3.7%	3.7%	3.7%
Involuntary turnover rate	1.0%	1.5%	1.5%	2.0%

The Company determines the expected return on assets based on individual plan asset allocations, historical capital market returns, and long-run interest rate assumptions, with input from its actuaries, investment managers, and independent investment advisors. The company emphasizes long-term expectations in its evaluation of return factors, discounting or ignoring short-term market fluctuations. Expected asset returns are reviewed annually, but are generally modified only when asset allocation strategies change or long-term economic trends are identified.

The discount rate used to determine year-end 2012 U.S. benefit obligations was derived by matching the plans’ expected future cash flows to the corresponding yields from the Citigroup Pension Liability Index. This yield curve has been constructed to represent the available yields on high-quality fixed-income investments across a broad range of future maturities. International discount rates were determined by examining interest rate levels and trends within each country, particularly yields on high-quality long-term corporate bonds, relative to our future expected cash flows.

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

Plan Assets. The weighted-average asset allocations at December 31, 2012 and 2011, by asset category are as follows:

	Actual Asset Allocation
	As of December 31		Target Asset
	2012	2011	Allocation
Equity securities	39%	39%	38%
Debt securities	36%	33%	40%
Insurance (annuity) contracts	11%	11%	11%
Real estate	5%	5%	3%
Other	9%	12%	8%

Total	100%	100%	100%

Fair Value. GAAP has established a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. These tiers are more fully described in Note 9.

The following is a description of the valuation methodologies used for pension assets as of December 31, 2012.

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

The following table sets forth by level, within the fair value hierarchy, the pension plan assets at fair value as of December 31, 2012:

		Fair Value Measurements at Reporting Date Using
		Quoted Prices in	Significant
		Active Markets	Other	Significant
		for Identical	Observable	Unobservable
		Assets	Inputs	Inputs
In Millions	December 31, 2012	(Level 1)	(Level 2)	(Level 3)
Cash/cash equivalents/money market funds	$2	$0	$2	$0
Equity funds	27	0	27	0
Bond/fixed-income funds	25	0	25	0
Real-estate indirect investment	4	0	4	0
Commodities/Other	3	0	3	0
Insurance contracts	8	0	0	8

Total Assets at fair value	$69	$0	$61	$8

The table below sets forth a summary of changes in the fair value of the pension plan level 3 assets for the year ended December 31, 2012:

Insurance
In Millions	Contracts
Balance as of January 1, 2012	$7
Purchases, sales and settlements, net	1

Balance as of December 31, 2012	$8

The following table sets forth by level, within the fair value hierarchy, the pension plan assets at fair value as of December 31, 2011:

		Fair Value Measurements at Reporting Date Using
		Quoted Prices in	Significant
		Active Markets	Other	Significant
		for Identical	Observable	Unobservable
		Assets	Inputs	Inputs
In Millions	December 31, 2011	(Level 1)	(Level 2)	(Level 3)
Cash/cash equivalents/money market funds	$5	$0	$5	$0
Equity funds	23	0	23	0
Bond/fixed-income funds	19	0	19	0
Real-estate indirect investment	3	0	3	0
Commodities/Other	2	0	2	0
Insurance contracts	7	0	0	7

Total Assets at fair value	$59	$0	$52	$7

The table below sets forth a summary of changes in the fair value of the pension plan level 3 assets for the year ended December 31, 2011:

Insurance
In Millions	Contracts
Balance as of January 1, 2011	$6
Purchases, sales and settlements, net	1

Balance as of December 31, 2011	$7

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

Cash Flows Related to Employee Benefit Plans

Cash Contributions. The Company expects to contribute approximately $11 million to the international pension plans and $4 million to postemployment benefit obligations in 2013.

Estimated Future Benefit Payments. The Company expects to make the following benefit payments reflecting past and future service from its pension and postemployment plans:

	Pension	Postemployment
In millions	Benefits	Benefits
Year
2013	$7	$4
2014	$6	$3
2015	$7	$3
2016	$8	$3
2017	$8	$3
2018-2022	$42	$14

Savings Plans. U.S. employees and many international employees participate in defined contribution savings plans. These plans generally provide either a specified percent of pay or a matching contribution on participating employees’ voluntary elections. The Company’s matching contributions typically are subject to a maximum percentage or level of compensation. Employee contributions can be made pre-tax, after-tax or a combination thereof. The expense for the U.S. savings plan was $21 million in 2012, $19 million in 2011 and $15 million in 2010. The expense for international subsidiary savings plans was $18 million in 2012, $14 million in 2011 and $11 million in 2010.

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

The contract notional amount of the Company’s foreign exchange forward contracts was $140 million ($53 million on a net basis) at December 31, 2012, and $102 million ($19 million on a net basis) at December 31, 2011. The fair value derivative assets and liabilities recorded in other current assets and accrued liabilities at December 31, 2012 and 2011, were not material.

Gains and losses from the Company’s fair value hedges (foreign currency forward contracts and related hedged items) were immaterial for the years ended December 31, 2012, 2011 and 2010. Gains and losses from foreign exchange forward contracts are fully recognized each period and reported along with the offsetting gain or loss of the related hedged item, either in cost of products or in other income, depending on the nature of the related hedged item.

Note 8 Commitments and Contingencies

In the normal course of business, the Company is subject to proceedings, lawsuits, claims and other matters, including those that relate to the environment, health and safety, employee benefits, export compliance, intellectual property, tax matters, and other regulatory compliance and general matters.

The Company is also subject to governmental investigations and requests for information from time to time. As previously reported, the United States Department of Justice conducted an investigation regarding the propriety of the Company’s arrangements or understandings with others in connection with certain federal contracts entered into prior to Teradata’s separation from NCR Corporation, and the adequacy of certain disclosures related to such contracts. The investigation arose in connection with civil litigation in federal district court filed under the qui tam provisions of the civil False Claims Act against a number of information technology companies. In January 2013, the Company settled this civil litigation for the $3 million previously accrued on the balance sheet as of December 31, 2012, and the court dismissed the action.

Guarantees and Product Warranties.

Guarantees associated with the Company’s business activities are reviewed for appropriateness and impact to the Company’s financial statements. Periodically, the Company’s customers enter into various leasing arrangements coordinated with a leasing company. In some instances, the Company guarantees the leasing company a minimum value at the end of the lease term on the leased equipment. As of December 31, 2012, the maximum future payment obligation of this guaranteed value and the associated liability balance was $4 million.

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

The following table identifies the activity relating to the warranty reserve for the years ended December 31:

In millions	2012	2011	2010
Warranty reserve liability
Beginning balance at January 1	$6	$6	$5
Accruals for warranties issued	17	13	14
Settlements (in cash or kind)	(15)	(13)	(13)

Balance at end of period	$8	$6	$6

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

Leases. Teradata conducts certain of its sales and administrative operations using leased facilities, the initial lease terms of which vary in length. Many of the leases contain renewal options and escalation clauses that are not material to the overall lease portfolio. Future minimum operating lease payments and committed subleases under non-cancelable leases as of December 31, 2012, for the following fiscal years were:

	Total
In millions	Amounts	2013	2014	2015	2016	2017
Operating lease obligations	$72	$21	$18	$16	$10	$7
Sublease rentals	(14)	(3)	(3)	(3)	(3)	(2)

Total committed operating leases less sublease rentals	$58	$18	$15	$13	$7	$5

The Company’s actual rental expense was $25 million, $23 million and $17 million for the years ended December 31, 2012, 2011 and 2010, respectively. The Company had no contingent rentals for these periods, but received sublease rental income of $3 million, $3 million and $4 million for the years ended December 31, 2012, 2011 and 2010, respectively.

Concentrations of Risk. The Company is potentially subject to concentrations of credit risk on accounts receivable and financial instruments such as hedging instruments, and cash and cash equivalents. Credit risk includes the risk of nonperformance by counterparties. The maximum potential loss may exceed the amount recognized on the balance sheet. Exposure to credit risk is managed through credit approvals, credit limits, selecting major international financial institutions (as counterparties to hedging transactions) and monitoring procedures. Teradata’s business often involves large transactions with customers, and if one or more of those customers were to default in its obligations under applicable contractual arrangements, the Company could be exposed to potentially significant losses. However, management believes that the reserves for potential losses were adequate at December 31, 2012 and 2011.

The Company is also potentially subject to concentrations of supplier risk. Our hardware components are assembled exclusively by Flextronics International Ltd. (“Flextronics”). Flextronics procures a wide variety of components used in the manufacturing process on our behalf. Although many of these components are available from multiple sources, Teradata utilizes preferred supplier relationships to better ensure more consistent quality, cost and delivery. Typically, these preferred suppliers maintain alternative processes and/or facilities to ensure continuity of supply. Given the Company’s strategy to outsource its manufacturing activities to Flextronics and to source certain components from single suppliers, a disruption in production at Flextronics or at a supplier could impact the timing of customer shipments and/or Teradata’s operating results.

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

The Company’s assets and liabilities measured at fair value on a recurring basis include money market funds and foreign currency exchange contracts. A portion of the Company’s excess cash reserves are held in money market funds which generate interest income based on the prevailing market rates. Money market funds are included in cash and cash equivalents in the Company’s balance sheet. Money market fund holdings are measured at fair value using quoted market prices and are classified within Level 1 of the valuation hierarchy. When deemed appropriate, the Company minimizes its exposure to changes in foreign currency exchange rates through the use of derivative financial instruments, specifically, forward foreign exchange contracts. The fair value of these contracts are measured at the end of each interim reporting period using observable inputs other than quoted prices, specifically market spot and forward exchange rates. As such, these derivative instruments are classified within Level 2 of the valuation hierarchy. Fair value gains for open contracts are recognized as assets and fair value losses are recognized as liabilities. The fair value derivative assets and liabilities recorded in other current assets and accrued liabilities at December 31, 2012 and 2011, were not material. Any realized gains or losses would be mitigated by corresponding gains or losses on the underlying exposures. Further information on the Company’s use of forward foreign exchange contracts is included in Note 7.

The Company’s assets measured at fair value on a recurring basis and subject to fair value disclosure requirements at December 31, 2012 and 2011 were as follows:

Fair Value Measurements at Reporting Date Using
		Quoted Prices in	Significant
		Active Markets	Other	Significant
		for Identical	Observable	Unobservable
		Assets	Inputs	Inputs
In millions	Total	(Level 1)	(Level 2)	(Level 3)
Assets
Money market funds, December 31, 2012	$260	$260	$0	$0
Money market funds, December 31, 2011	$471	$471	$0	$0

Note 10 Debt

On June 15, 2012, Teradata entered into a new five-year revolving credit agreement (the “Credit Facility”), under which the Company may borrow up to $300 million. The Credit Facility replaces a similar revolving credit agreement in the same maximum principal amount entered into by Teradata in 2007. The new Credit Facility expires June 15, 2017, at which point any remaining outstanding borrowings would be due for repayment unless extended by agreement of the parties for up to two additional one-year periods. The interest rate charged on borrowings pursuant to the Credit Facility can vary depending on the interest rate option the Company chooses to utilize and the Company’s leverage ratio at the time of the borrowing. In the near term, Teradata would anticipate choosing a floating rate based on the London Interbank Offered Rate (“LIBOR”). The Credit Facility is unsecured and contains certain representations and warranties, conditions, affirmative, negative and financial covenants, and events of default customary for such facilities.

As of December 31, 2012, the Company had no borrowings outstanding under the Credit Facility, leaving $300 million in additional borrowing capacity available under the Credit Facility.

On April 5, 2011, Teradata obtained a new senior unsecured $300 million five-year term loan. The term loan is payable in quarterly installments, commencing on June 30, 2012, with all remaining principal due on April 5, 2016. The outstanding principal amount of the term loan agreement bears interest at a floating rate based upon a negotiated base rate or a Eurodollar rate plus in each case a margin based on the leverage ratio of the Company. As of

December 31, 2012, the term loan principal outstanding was $289 million, and carried an interest rate of 1.25%. Teradata’s term loan is recognized on the Company’s balance sheet at its unpaid principal balance, and is not subject to fair value measurement. However, given that the loan carries a variable rate, the Company estimates that the unpaid principal balance of the term loan would approximate its fair value.

Annual contractual maturities of principal on debt outstanding at December 31, 2012, are as follows:

In millions
2013	$15
2014	26
2015	53
2016	195

Total	$289

Interest expense on borrowings was $4 million for each of the twelve months ended December 31, 2012 and 2011.

Note 11 Segment, Other Supplemental Information and Concentrations

Through December 31, 2012, Teradata managed its business in three geographic regions, which are also the Company’s operating segments: (1) the North America and Latin America (“Americas”) region; (2) the Europe, Middle East and Africa (“EMEA”) region; and (3) the Asia Pacific and Japan (“APJ”) region. Management evaluates the performance of its segments based on revenue and segment margin, and does not include segment assets for management reporting purposes. Corporate-related costs are fully-allocated to the segments.

Effective January 1, 2013, Teradata implemented an organizational change whereby the EMEA and APJ regions are being combined into a new International region. This larger International region will have greater critical mass and leverage of resources for deployment of the Company’s integrated marketing management, big data analytics, and data warehouse solutions, as well as possess more knowledge and depth for our numerous consulting and support services offers.

The following table presents regional segment revenue and segment gross margin for the Company for the years ended December 31:

In millions	2012	2011	2010
Segment revenue
Americas (1)	$1,619	$1,436	$1,166
EMEA	636	548	442
APJ	410	378	328

Total revenue	2,665	2,362	1,936

Segment gross margin
Americas	967	837	702
EMEA	331	281	232
APJ	193	175	154

Total gross margin	1,491	1,293	1,088

Selling, general and administrative expenses	728	663	526
Research and development expenses	183	174	147

Total income from operations	580	456	415
Other (expense) income, net	(2)	25	(1)

Income before income taxes	$578	$481	$414

(1)	The Americas region includes revenue from the United States of $1,478 million in 2012, $1,315 million in 2011 and $1,059 million in 2010.

The following table presents revenue by product and services revenue for the Company for the years ended December 31:

In millions	2012	2011	2010
Products (software and hardware)(1)	$1,297	$1,122	$933

Consulting services	776	695	536
Maintenance services	592	545	467

Total services	1,368	1,240	1,003

Total revenue	$2,665	$2,362	$1,936

(1)

Our data warehousing software and hardware products are often sold and delivered together in the form of a “node” of capacity as an integrated technology solution. Accordingly, it is impracticable to provide the breakdown of revenue from various types of software and hardware products.

The following table presents property and equipment by geographic area at December 31:

In millions	2012	2011
United States	$121	$100
Americas (excluding United States)	3	3
EMEA	9	4
APJ	17	13

Property and equipment, net	$150	$120

Concentrations. No single customer accounts for more than 10% of the Company’s revenue. As of December 31, 2012, the Company is not aware of any significant concentration of business transacted with a particular customer that could, if suddenly eliminated, have a material adverse effect on the Company’s operations. The Company also has no concentration of available sources of labor, services, licenses or other rights that could, if suddenly eliminated, have a material adverse effect on its operations.

Note 12 Business Combinations

During 2012, the Company completed an immaterial business acquisition and other investing activities, including the all-cash acquisition of 100 percent of the equity of eCircle, a leading full service digital marketing provider in Europe.

In January 2011, Teradata completed its acquisition of 100 percent of the stock of Aprimo, Inc. (“Aprimo”). Aprimo is a global provider of cloud-based integrated marketing management software solutions. The Aprimo organization now supports Teradata’s applications strategy, including development, marketing, sales and services.

In April 2011, Teradata completed its acquisition of all remaining equity of Aster Data. Prior to the acquisition Teradata held an 11.2% equity interest in Aster Data. Aster Data is a market leader in advanced analytics and the management of diverse, multi-structured data. The combination of Teradata and Aster Data technologies enables businesses to perform better analytics on large sets of multi-structured data, also known as “big data analytics.”

Note 13 Quarterly Information (unaudited)

In millions, except per share amounts	First	Second	Third	Fourth
2012
Total revenues	$613	$665	$647	$740
Gross margin	$338	$382	$361	$410
Operating income	$127	$160	$143	$150
Net income	$91	$112	$104	$112
Net income per share:
Basic	$0.54	$0.66	$0.62	$0.67
Diluted	$0.53	$0.65	$0.60	$0.66

2011
Total revenues	$506	$581	$602	$673
Gross margin	$275	$316	$328	$374
Operating income	$91	$110	$122	$133
Net income	$65	$103	$87	$98
Net income per share:
Basic	$0.39	$0.61	$0.52	$0.59
Diluted	$0.38	$0.60	$0.51	$0.57

Item 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

Item 9A.	CONTROLS AND PROCEDURES

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

Based on their evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective to provide reasonable assurance as of December 31, 2012.

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

Management assessed the effectiveness of Teradata’s internal control over financial reporting as of the end of the period covered by this report. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control – Integrated Framework. Based on our assessment and those criteria, management concluded that Teradata’s internal control over financial reporting was effective as of December 31, 2012.

Teradata’s independent registered public accounting firm has issued their report on the effectiveness of Teradata’s internal control over financial reporting, which appears in this Annual Report.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the last fiscal quarter ended December 31, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	OTHER INFORMATION

None.

PART III

Item 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information required to be included in Part III Item 10 is set forth under the captions “Election of Directors” and “Additional Information Concerning the Board of Directors” in Teradata’s Notice of Annual Meeting of Stockholders and Proxy Statement to be filed with the SEC within 120 days after the end of our fiscal 2012 year (the “2013 Proxy Statement”) and is incorporated herein by reference. The information under the heading “Executive Officers of the Registrant” in Part I Item 1 of this Annual Report on Form 10-K is also incorporated by reference in this section.

Item 11.	EXECUTIVE COMPENSATION

Information required to be included in Part III Item 11 is set forth under the captions “Director Compensation,” “Compensation Discussion and Analysis,” “Compensation Tables,” “Potential Payments Upon Termination or Change in Control,” “Compensation and Human Resource Committee” and “Board Compensation and Human Resource Committee Report on Executive Compensation” in Teradata’s 2013 Proxy Statement and incorporated herein by reference.

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information required to be included in Part III Item 12 is set forth under the captions “Stock Ownership” in Teradata’s 2013 Proxy Statement and incorporated herein by reference. The information under the heading “Current Equity Compensation Plan Information” in Part II Item 5 of this Annual Report on Form 10-K is also incorporated by reference in this section.

Item 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information required to be included in Part III Item 13 is set forth under the captions “Related Person Transactions” and “Board Independence and Related Transactions” in Teradata’s 2013 Proxy Statement and incorporated herein by reference.

Item 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

Information required to be included in Part III Item 14 is set forth under the caption “Fees Paid to Independent Registered Public Accounting Firm” in Teradata’s 2013 Proxy Statement and incorporated herein by reference.

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

3. Exhibits: See Index of Exhibits below for a listing of all exhibits to this Annual Report.

(b) Exhibits identified in parentheses below, on file with the SEC, are incorporated herein by reference as exhibits hereto.

Reference Number per Item 601 of Regulation S-K	Description
2.1	Form of Separation and Distribution Agreement between Teradata Corporation and NCR Corporation (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K dated September 11, 2007).

3.1	Amended and Restated Certificate of Incorporation of Teradata Corporation as amended and restated on September 24, 2007 (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K dated September 25, 2007).

3.2	Amended and Restated By-Laws of Teradata Corporation, as amended and restated on April 20, 2012 (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K dated April 26, 2012).

4.1	Common Stock Certificate of Teradata Corporation (incorporated by reference to Exhibit 4.1 to the Quarterly Report on Form 10-Q dated November 13, 2007).

10.1	Form of Tax Sharing Agreement between Teradata Corporation and NCR Corporation (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by NCR Corporation on September 25, 2007).

10.2	Form of Employee Benefits Agreement between Teradata Corporation and NCR Corporation (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed by NCR Corporation on September 25, 2007).

10.3	Form of Exclusive Patent Agreement (incorporated by reference to Exhibit 10.4 to the Registration Statement on Form 10).

10.4	Form of Patent License Agreement (incorporated by reference to Exhibit 10.5 to the Registration Statement on Form 10).

10.5	Form of Technology Agreement (incorporated by reference to Exhibit 10.6 to the Registration Statement on Form 10).

10.6*	Teradata Corporation Employee Stock Purchase Plan, as amended and restated on January 31, 2012 (incorporated by reference to Exhibit 10.6 to the Quarterly Report on Form 10-Q dated August 3, 2012).

10.7*	Teradata Corporation Management Incentive Plan (incorporated by reference to Exhibit 10.9 to the Registration Statement on Form 10).

10.8*	Teradata Change in Control Severance Plan, as amended and restated on July 24, 2012 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K dated July 27, 2012).

10.9*	Amended and Restated Teradata Corporation 2007 Stock Incentive Plan, dated February 3, 2009 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K dated February 9, 2009).

10.10*	Form of Stock Option Agreement under the Teradata Corporation 2007 Stock Incentive Plan for awards granted in 2007 (incorporated by reference to Exhibit 10.11 to the Registration Statement on Form 10).

10.10.1*	Form of 2008 Stock Option Agreement under the Teradata Corporation 2007 Stock Incentive Plan (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K dated November 30, 2007).

10.10.2*	Form of 2007 Restricted Stock Unit Agreement under the Teradata Corporation 2007 Stock Incentive Plan (incorporated by reference to Exhibit 10.11.2 to the Annual Report on Form 10-K dated March 3, 2008).

10.10.3*	Form of 2008 Restricted Stock Unit Agreement under the Teradata Corporation 2007 Stock Incentive Plan (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K dated November 30, 2007).

10.10.4*	Form of 2007 Performance Based Restricted Stock Unit Agreement under the Teradata 2007 Stock Incentive Plan (incorporated by reference to Exhibit 10.11.4 to the Annual Report on Form 10-K dated March 3, 2008).

10.10.5*	Form of Performance-Based Restricted Stock Agreement under the Teradata 2007 Stock Incentive Plan (incorporated by reference to Exhibit 10.15 to the Registration Statement on Form 10).

10.10.6*	Form of 2008 Performance-Based Restricted Stock Unit Agreement under the Teradata Corporation 2007 Stock Incentive Plan (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K dated November 30, 2007).

10.10.7*	Amendment to form of Restricted Stock Unit and Performance-Based Restricted Stock Unit Agreements under the Amended and Restated Teradata Corporation 2007 Stock Incentive Plan (incorporated by reference to Exhibit 10.5 to the Current Report on Form 8-K dated October 13, 2008).

10.10.8*	Form of 2011 Performance-Based Restricted Stock Unit Agreement under the Teradata Corporation 2007 Stock Incentive Plan, approved on November 29, 2010 (incorporated by reference to Exhibit 10.11.8 to the Annual Report on Form 10-K dated March 1, 2011).

10.10.9*	Form of 2012 Performance-Based Restricted Stock Unit Agreement under the Teradata Corporation 2007 Stock Incentive Plan, approved on November 28, 2011 (incorporated by reference to Exhibit 10.11.9 to the Annual Report on Form 10-K dated February 29, 2012).

10.10.10*	Form of Stock Option Agreement Under the Teradata Corporation 2007 Stock Incentive Plan (Non-Statutory Stock Option), approved on December 2, 2008 (incorporated by reference to Exhibit 10.11.8 to the Annual Report on Form 10-K dated March 2, 2009).

10.10.11*	Form of Stock Option Agreement Under the Teradata Corporation 2007 Stock Incentive Plan (Non-Statutory Stock Option), approved on November 29, 2010 (incorporated by reference to Exhibit 10.11.10 to the Annual Report on Form 10-K dated March 1, 2011).

10.10.12*	Form of Restricted Stock Unit Agreement Under the Teradata Corporation 2007 Stock Incentive Plan, approved on December 2, 2008 (incorporated by reference to Exhibit 10.11.9 to the Annual Report on Form 10-K dated March 2, 2009).

10.10.13*	Form of Restricted Stock Unit Agreement Under the Teradata Corporation 2007 Stock Incentive Plan, approved on November 29, 2010 (incorporated by reference to Exhibit 10.11.12 to the Annual Report on Form 10-K dated March 1, 2011).

10.10.14*	Form of 2007 Director Option Grant Statement (Non-Statutory Stock Option) (incorporated by reference to Exhibit 10.11.6 to the Annual Report on Form 10-K dated March 3, 2008).

10.10.15*	Form of 2007 Director Restricted Stock Unit Grant Statement (incorporated by reference to Exhibit 10.11.7 to the Annual Report on Form 10-K dated March 3, 2008).

10.10.16*	Form of 2008 Director Option Grant Statement (Non-Statutory Stock Option) under the Teradata Corporation 2007 Stock Incentive Plan (incorporated by reference to Exhibit 10.5 to the Quarterly Report on Form 10-Q dated May 15, 2008).

10.10.17*	Form of 2008 Director Restricted Stock Unit Grant Statement under the Teradata Corporation 2007 Stock Incentive Plan (incorporated by reference to Exhibit 10.6 to the Quarterly Report on Form 10-Q dated May 15, 2008).

10.10.18*	Teradata Corporation Director Compensation Program, Amended and Restated effective April 26, 2011 (incorporated by reference to Exhibit 10.5 to the Quarterly Report on Form 10-Q dated August 8, 2011).

10.11*	Teradata 2012 Stock Incentive Plan, dated April 20, 2012 (incorporated by reference to Appendix A to the Proxy Statement of Teradata Corporation dated March 1, 2012).

10.12*	Form of Stock Option Agreement Under the Teradata 2012 Stock Incentive Plan (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K dated April 26, 2012).

10.12.1*	Form of Restricted Share Unit Agreement Under the Teradata 2012 Stock Incentive Plan (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K dated April 26, 2012).

10.12.2*	Form of Performance-Based Restricted Share Unit Agreement Under the Teradata 2012 Stock Incentive Plan (incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K dated April 26, 2012).

10.12.3*	Form of Director Restricted Share Unit Grant Statement under the Teradata 2012 Stock Incentive Plan (incorporated by reference to Exhibit 10.5 to the Quarterly Report on Form 10-Q dated August 3, 2012).

10.12.4*	Form of Special 2016 Performance-Based Restricted Share Unit Agreement under the Teradata 2012 Stock Incentive Plan.

10.12.5*	Form of Special Long-Term Strategic Performance-Based Restricted Share Unit Agreement under the Teradata 2012 Stock Incentive Plan.

10.13	Form of Master Agreement between Teradata Corporation and NCR Corporation for enterprise data warehousing sales and support (incorporated by reference to Exhibit 10.16 to the Registration Statement on Form 10).

10.14	Form of Service Provider Agreement between Teradata Corporation and NCR Corporation (incorporated by reference to Exhibit 10.18 to the Registration Statement on Form 10).

10.15	Form of Master Reseller Agreement between Teradata Corporation and NCR Corporation for Middle East and Africa (incorporated by reference to Exhibit 10.19 to the Registration Statement on Form 10).

10.16	Purchase and Manufacturing Services Agreement, effective April 27, 1998, by and between NCR Corporation and Solectron Corporation, now known as Flextronics International Ltd. (filed as Exhibit 10.1 to NCR Corporation’s Form 10-Q (SEC File No. 001-00395) for the fiscal quarter ended June 30, 1998 and incorporated herein by reference).

10.16.1	Amendment No. 1 to Purchase and Manufacturing Services Agreement, dated January 29, 2000, between NCR Corporation and Solectron Corporation, now known as Flextronics International Ltd. (incorporated by reference to Exhibit 10.22 to the Registration Statement on Form 10).

10.17*	Offer Letter to Michael Koehler (incorporated by reference to Exhibit 10.20 to the Registration Statement on Form 10).

10.17.1*	Amendment to the Offer Letter from Teradata Corporation to Michael Koehler, dated October 7, 2008 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K dated October 13, 2008).

10.18*	Offer Letter to Stephen Scheppmann (incorporated by reference to Exhibit 10.23 to the Registration Statement on Form 10).

10.18.1*	Amendment to the Offer Letter from Teradata Corporation to Stephen Scheppmann, dated October 7, 2008 (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K dated October 13, 2008).

10.19*	Offer Letter from Teradata Corporation to Robert Fair dated September 20, 2007 (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K dated February 9, 2009).

10.19.1*	Amendment to the Offer Letter from Teradata Corporation to Robert Fair effective December 31, 2008 (incorporated by reference to Exhibit 10.5 to the Current Report on Form 8-K dated February 9, 2009).

10.20*	Offer Letter from Teradata Corporation to Daniel Harrington dated September 20, 2007 (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K dated February 9, 2009).

10.20.1*	Amendment to the Offer Letter from Teradata Corporation to Daniel Harrington effective December 31, 2008 (incorporated by reference to Exhibit 10.6 to the Current Report on Form 8-K dated February 9, 2009).

10.21*	Offer Letter from Teradata Corporation to Darryl McDonald dated September 20, 2007.

10.21.1*	Amendment to the Offer Letter from Teradata Corporation to Darryl McDonald effective December 31, 2008.

10.22*	Employment contract with Hermann Wimmer, effective as of January 1.

10.23	Term Loan Agreement dated April 5, 2011 among Teradata Corporation, JPMorgan Chase Bank, N.A., as Administrative Agent, Bank of America, N.A., as Syndication Agent, and the other lenders party thereto (incorporated by reference to Exhibit 1.1 to the Current Report on Form 8-K filed on April 6, 2011), including Exhibits A-F thereto (incorporated by reference to Exhibit 10.3 to the Quarterly Report on Form 10-Q filed on May 6, 2011).

10.24	Revolving Credit Agreement, dated June 15, 2012 between Teradata Corporation, Bank of America, N.A., as Administrative Agent, JPMorgan Chase Bank, N.A., as Syndication Agent, The Bank of Tokyo-Mitsubishi UFJ, Ltd. and Citibank, N.A., as Co-Documentation Agents, and the lenders party thereto (incorporated by reference to Exhibit 1.1 to the Current Report on Form 8-K dated June 20, 2012).

21	Subsidiaries of Teradata Corporation.

23.1	Consent of Independent Registered Public Accounting Firm.

31.1	Certification pursuant to Rule 13a-14(a) dated February 28, 2013.

31.2	Certification pursuant to Rule 13a-14(a) dated February 28, 2013.

32	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 dated February, 28, 2013.

101	Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Consolidated Statement of Income for the twelve month periods ended December 31, 2012, 2011 and 2010, (ii) the Consolidated Statement of Comprehensive Income for the twelve month periods ended December 31, 2012, 2011 and 2010, (iii) the Consolidated Balance Sheet at December 31, 2012 and 2011, (iv) the Consolidated Statement of Cash Flows for the twelve month periods ended December 31, 2012, 2011 and 2010, (v) the Consolidated Statement of Changes in Stockholders’ Equity for the twelve month periods ended December 31, 2012, 2011 and 2010, (vi) Financial Statement Schedule II, and (vii) the notes to the Condensed Consolidated Financial Statements.

*	Management contracts or compensatory plans, contracts or arrangements.

TERADATA CORPORATION

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

(In millions)

Column A	Column B	Column C		Column D	Column E
Description	Balance at Beginning of Period	Additions Charged to Costs & Expenses	Charged to Other Accounts*	Deductions	Balance at End of Period
Allowance for doubtful accounts
Year ended December 31, 2012	$13	$2	$3	$0	$18
Year ended December 31, 2011	$9	$5	$0	$1	$13
Year ended December 31, 2010	$9	$0	$0	$0	$9

*	The allowance for doubtful accounts increased by $3 million for the year ended December 31, 2012 due to reserves from acquired entities which were closed during the period.

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TERADATA CORPORATION

Date: February 28, 2013	By:	/s/ Stephen M. Scheppmann
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

Date: February 28, 2013