Form 10-Q
period 2013-03-31
TERADATA CORP /DE/
filed 2013-05-03
CIK 816761

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

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

At April 26, 2013, the registrant had approximately 163.4 million shares of common stock outstanding.

PART I—FINANCIAL INFORMATION

Part 1—FINANCIAL INFORMATION

Item 1. Financial Statements.

Teradata Corporation

Condensed Consolidated Statements of Income (Unaudited)

	Three Months Ended
	March 31,
In millions, except per share amounts	2013	2012
Revenue
Product revenue	$249	$308
Service revenue	338	305

Total revenue	587	613

Costs and operating expenses
Cost of products	93	103
Cost of services	189	172
Selling, general and administrative expenses	179	165
Research and development expenses	50	46

Total costs and operating expenses	511	486

Income from operations	76	127
Other expense, net	(1)	(1)

Income before income taxes	75	126
Income tax expense	16	35

Net income	$59	$91

Net income per weighted average common share
Basic	$0.36	$0.54
Diluted	$0.35	$0.53
Weighted average common shares outstanding
Basic	165.4	167.9
Diluted	168.5	171.6

See Notes to Condensed Consolidated Financial Statements (Unaudited).

Teradata Corporation

Condensed Consolidated Statements of Comprehensive Income (Unaudited)

	Three Months Ended
	March 31,
In millions	2013	2012
Net income	$59	$91
Other comprehensive income:
Foreign currency translation adjustments	(12)	5

Other comprehensive (loss) income	(12)	5

Comprehensive income	$47	$96

See Notes to Condensed Consolidated Financial Statements (Unaudited).

Teradata Corporation

Condensed Consolidated Balance Sheets (Unaudited)

	March 31,	December 31,
In millions, except per share amounts	2013	2012
Assets
Current Assets
Cash and cash equivalents	$853	$729
Accounts receivable, net	510	668
Inventories	65	47
Other current assets	81	90

Total current assets	1,509	1,534
Property and equipment, net	148	150
Capitalized software, net	179	173
Goodwill	921	932
Acquired intangible assets, net	173	186
Deferred income taxes	25	29
Other assets	62	62

Total assets	$3,017	$3,066

Liabilities and stockholders’ equity
Current liabilities
Accounts payable	$111	$141
Payroll and benefits liabilities	115	158
Deferred revenue	457	375
Other current liabilities	100	132

Total current liabilities	783	806
Long-term debt	271	274
Pension and other postemployment plan liabilities	71	73
Long-term deferred revenue	32	30
Deferred tax liabilities	85	83
Other liabilities	22	21

Total liabilities	1,264	1,287

Commitments and contingencies (Note 7)
Stockholders’ equity
Preferred stock: par value $0.01 per share, 100.0 shares authorized, 0.0 shares issued and outstanding at March 31, 2013 and December 31, 2012	0	0
Common stock: par value $0.01 per share, 500.0 shares authorized, 189.9 and 189.5 shares issued at March 31, 2013 and December 31, 2012, respectively	2	2
Paid-in capital	920	898
Treasury stock: 25.4 and 23.8 shares at March 31, 2013 and December 31, 2012, respectively	(901)	(806)
Retained earnings	1,715	1,656
Accumulated other comprehensive income	17	29

Total stockholders’ equity	1,753	1,779

Total liabilities and stockholders’ equity	$3,017	$3,066

See Notes to Condensed Consolidated Financial Statements (Unaudited).

Teradata Corporation

Condensed Consolidated Statements of Cash Flows (Unaudited)

	Three Months Ended March 31,
In millions	2013	2012
Operating activities
Net income	$59	$91
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	34	30
Stock-based compensation expense	13	11
Excess tax benefit from stock-based compensation	(3)	(17)
Deferred income taxes	6	13
Changes in assets and liabilities:
Receivables	158	(5)
Inventories	(18)	7
Current payables and accrued expenses	(87)	(43)
Deferred revenue	84	116
Other assets and liabilities	(3)	(11)

Net cash provided by operating activities	243	192

Investing activities
Expenditures for property and equipment	(10)	(12)
Additions to capitalized software	(17)	(18)

Net cash used in investing activities	(27)	(30)

Financing activities
Repurchases of common stock	(93)	0
Repayments of long-term borrowings	(4)	0
Excess tax benefit from stock-based compensation	3	17
Other financing activities, net	7	24

Net cash (used in) provided by financing activities	(87)	41

Effect of exchange rate changes on cash and cash equivalents	(5)	3

Increase in cash and cash equivalents	124	206
Cash and cash equivalents at beginning of period	729	772

Cash and cash equivalents at end of period	$853	$978

See Notes to Condensed Consolidated Financial Statements (Unaudited).

Notes to Condensed Consolidated Financial Statements (Unaudited)

1. Basis of Presentation

These statements have been prepared pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”) and, in accordance with those rules and regulations, do not include all information and footnote disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). In the opinion of management, the condensed consolidated financial statements reflect all adjustments, consisting only of normal recurring adjustments, necessary to fairly state the results of operations, financial position and cash flows of Teradata Corporation (“Teradata” or the “Company”) for the interim periods presented herein. The year-end 2012 condensed consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by GAAP. The preparation of condensed consolidated financial statements in conformity with GAAP requires management to make use of estimates and assumptions that affect the reported amounts and disclosures. Actual results may vary from these estimates.

These condensed consolidated interim financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in Teradata’s most recent Annual Report on Form 10-K for the fiscal year ended December 31, 2012 (the “2012 Annual Report”). The results of operations for any interim period are not necessarily indicative of the results of operations to be expected for the full year.

2. New Accounting Pronouncements

Comprehensive Income. In February 2013, the FASB issued new guidance regarding the disclosure of comprehensive income. Under the new guidance, entities are required to provide information about the amounts reclassified out of accumulated other comprehensive income by component. In addition, entities are required to present, either on the face of the statement where net income is presented or in the notes, significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income but only if the amount reclassified is required under GAAP to be reclassified to net income in its entirety in the same reporting period. For other amounts that are not required under GAAP to be reclassified in their entirety to net income, an entity is required to cross-reference to other disclosures required under GAAP that provide additional detail about those amounts. The amendments in this update do not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income. This new guidance was adopted by the Company as of January 1, 2013.

3. Supplemental Financial Information

	As of
	March 31,	December 31,
In millions	2013	2012
Inventories
Finished goods	$44	$26
Service parts	21	21

Total inventories	$65	$47

Deferred revenue
Deferrred revenue, current	$457	$375
Long-term deferred revenue	32	30

Total deferred revenue	$489	$405

4. Goodwill and Acquired Intangible Assets

The following table identifies the activity relating to goodwill by operating segment:

	Balance		Currency	Balance
	December 31,		Translation	March 31,
In millions	2012	Additions	Adjustments	2013
Goodwill
Americas	$616	$0	$0	$616
International	316	0	(11)	305

Total goodwill	$932	$0	($11)	$921

The only changes in goodwill for the three months ended March 31, 2013 were due to changes in foreign currency exchange rates.

Acquired intangible assets were specifically identified when acquired, and are deemed to have finite lives. The gross carrying amount and accumulated amortization for Teradata’s acquired intangible assets were as follows:

		March 31, 2013			December 31, 2012
	Original	Gross		Currency	Gross		Currency
	Amortization	Carrying	Accumulated	Translation	Carrying	Accumulated	Translation
In millions	Life (in Years)	Amount	Amortization	Adjustment	Amount	Amortization	Adjustment
Acquired intangible assets
Intellectual property/developed technology	1 to 7	148	(52)	1	153	(50)	2
Customer relationships	3 to 10	77	(18)	1	77	(15)	1
Trademarks/trade names	3.5 to 5	15	(4)	0	15	(2)	0
In-process research and development	5	5	0	0	5	0	0
Non-compete agreements	2 to 2.5	1	(1)	0	1	(1)	0

Total	1 to 10	246	(75)	2	251	(68)	3

The aggregate amortization expense (actual and estimated) for acquired intangible assets for the following periods is as follows:

	Three Months Ended	For the year ended (estimated)
In millions	March 31, 2013	2013	2014	2015	2016	2017
Amortization expense	$11	$42	$40	$38	$26	$18

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

The effective tax rate for the three months ended March 31, 2013 and March 31, 2012 was 21.3% and 27.8%, respectively. The effective tax rate for the three months ended March 31, 2013 included the marginal rate benefit of the U.S. Federal Research and Development Tax Credit (the “Federal R&D Tax Credit”) for 2013, as well as a one-time discrete $4 million tax benefit associated with the Federal R&D Tax Credit for 2012, which was retroactively reinstated with the enactment of the American Taxpayer Relief Act of 2012 in January of 2013. There were no material discrete tax items, nor any tax benefit associated with the 2012 Federal R&D Tax Credit due to its expiration, reflected in the effective tax rate for the three months ended March 31, 2012.

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

The contract notional amount of the Company’s foreign exchange forward contracts was $95 million ($26 million on a net basis) at March 31, 2013, and $140 million ($53 million on a net basis) at December 31, 2012. The fair value derivative assets and liabilities recorded in other current assets and accrued liabilities at March 31, 2013 and December 31, 2012, were not material.

Gains and losses from the Company’s fair value hedges (foreign currency forward contracts and related hedged items) were immaterial for the three months ended March 31, 2013 and March 31, 2012. Gains and losses from foreign exchange forward contracts are fully recognized each period and reported along with the offsetting gain or loss of the related hedged item, either in cost of products or in other income, depending on the nature of the related hedged item.

7. Commitments and Contingencies

In the normal course of business, from time to time, the Company is involved in claims, lawsuits, investigations and proceedings incidental to its business operations which management expects will be resolved without a material impact on the Company’s results of operations, cash flows or financial condition. No material amount of loss in excess of recorded amounts is believed to be reasonably possible as a result of such claims, lawsuits, investigations or proceedings.

As previously reported in our 2012 Annual Report on Form 10-K, in January 2013, the Company settled a litigation matter in federal district court filed under the qui tam provisions of the civil False Claims Act for the $3 million previously accrued on the balance sheet as of December 31, 2012, and the court dismissed the action.

Guarantees and Product Warranties. Guarantees associated with the Company’s business activities are reviewed for appropriateness and impact to the Company’s financial statements. Periodically, the Company’s customers enter into various leasing arrangements coordinated with a leasing company. In some instances, the Company guarantees the leasing company a minimum value at the end of the lease term on the leased equipment. As of March 31, 2013, the maximum future payment obligation of this guaranteed value and the associated liability balance was $3 million.

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

The following table identifies the activity relating to the warranty reserve for the three months ended March 31:

In millions	2013	2012
Warranty reserve liability
Beginning balance at January 1	$8	$6
Provisions for warranties issued	3	4
Settlements (in cash or in kind)	(4)	(3)

Balance at March 31	$7	$7

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

The Company’s assets and liabilities measured at fair value on a recurring basis include money market funds and foreign currency exchange contracts. A portion of the Company’s excess cash reserves are held in money market funds which generate interest income based on the prevailing market rates. Money market funds are included in cash and cash equivalents in the Company’s balance sheet. Money market fund holdings are measured at fair value using quoted market prices and are classified within Level 1 of the valuation hierarchy. When deemed appropriate, the Company minimizes its exposure to changes in foreign currency exchange rates through the use of derivative financial instruments, specifically, forward foreign exchange contracts. The fair value of these contracts are measured at the end of each interim reporting period using observable inputs other than quoted prices, specifically market spot and forward exchange rates. As such, these derivative instruments are classified within Level 2 of the valuation hierarchy. Fair value gains for open contracts are recognized as assets and fair value losses are recognized as liabilities. The fair value derivative assets and liabilities recorded in other current assets and accrued liabilities at March 31, 2013 and December 31, 2012, were not material. Any realized gains or losses would be mitigated by corresponding gains or losses on the underlying exposures.

The Company’s assets measured at fair value on a recurring basis and subject to fair value disclosure requirements at March 31, 2013 and December 31, 2012 were as follows:

Fair Value Measurements at Reporting Date Using
		Quoted Prices in	Significant
		Active Markets	Other	Signficant
		for Identical	Observable	Unobservable
		Assets	Inputs	Inputs
In millions	Total	(Level 1)	(Level 2)	(Level 3)
Assets
Money market funds, March 31, 2013	$450	$450	$0	$0
Money market funds, December 31, 2012	$260	$260	$0	$0

9. Debt

On June 15, 2012, Teradata entered into a five-year revolving credit agreement (the “Credit Facility”), under which the Company may borrow up to $300 million. The Credit Facility replaces a similar revolving credit agreement in the same maximum principal amount entered into by Teradata in 2007. The Credit Facility ends on June 15, 2017, at which point any remaining outstanding borrowings would be due for repayment unless extended by agreement of the parties for up to two additional one-year periods. The interest rate charged on borrowings pursuant to the Credit Facility can vary depending on the interest rate option the Company chooses to utilize and the Company’s leverage ratio at the time of the borrowing. In the near term, Teradata would anticipate choosing a floating rate based on the London Interbank Offered Rate (“LIBOR”). The Credit Facility is unsecured and contains certain representations and warranties, conditions, affirmative, negative and financial covenants, and events of default customary for such facilities.

As of March 31, 2013, the Company had no borrowings outstanding under the Credit Facility, leaving $300 million in additional borrowing capacity available under the Credit Facility.

Teradata’s senior unsecured $300 million five-year term loan is payable in quarterly installments, which commenced on June 30, 2012, with all remaining principal due in April 2016. The outstanding principal amount of the term loan agreement bears interest at a floating rate based upon a negotiated base rate or a Eurodollar rate plus in each case a margin based on the leverage ratio of the Company. As of March 31, 2013, the term loan principal outstanding was $285 million, and carried an interest rate of 1.25%.

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

The components of basic and diluted earnings per share are as follows:

	Three Months Ended
	March 31,
In millions, except per share amounts	2013	2012
Net income available for common stockholders	$59	$91

Weighted average outstanding shares of common stock	165.4	167.9
Dilutive effect of employee stock options and restricted stock	3.1	3.7

Common stock and common stock equivalents	168.5	171.6

Earnings per share:
Basic	$0.36	$0.54
Diluted	$0.35	$0.53

Because the average market price of common shares for the periods was greater than the exercise prices of outstanding awards, no stock options were excluded from the computation of diluted earnings per share for the three months ended March 31, 2013, and March 31, 2012.

11. Segment and Other Supplemental Information

Effective January 1, 2013, Teradata combined the management of the Europe, Middle East and Africa, and the Asia Pacific and Japan regions into a new International region. This larger International region will have greater critical mass and leverage of resources for deployment of the Company’s integrated marketing management, big data analytics, and data warehouse solutions, as well as possess more knowledge depth for our numerous consulting and support services offers.

As a result, Teradata now manages its business in two geographic regions, which are also the Company’s operating segments: (1) the North America and Latin America (“Americas”) region; and (2) the International region. Management evaluates the performance of its segments based on revenue and segment margin, and does not include segment assets for management reporting purposes. Corporate-related costs are fully allocated to the segments.

The following table presents regional segment revenue and gross margin for the Company. For comparative purposes, prior-year amounts have been reclassified to conform to the current-year presentation:

	Three Months Ended
	March 31,
In millions	2013	2012
Revenue
Americas	$355	$388
International	232	225

Total revenue	587	613

Gross margin
Americas	195	232
International	110	106

Total gross margin	305	338

Selling, general and administrative expenses	179	165
Research and development expenses	50	46

Total income from operations	76	127
Other expense, net	(1)	(1)

Income before income taxes	$75	$126

The following table presents revenue by product and services for the Company:

	Three Months Ended
	March 31,
In millions	2013	2012
Products (software and hardware)(1)	$249	$308

Consulting services	186	165
Maintenance services	152	140

Total services	338	305

Total revenue	$587	$613

(1)

Our data warehousing software and hardware products are often sold and delivered together in the form of a “node” of capacity as an integrated technology solution. Accordingly, it is impracticable to provide the breakdown of revenue from various types of software and hardware products.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”)

You should read the following discussion in conjunction with the Condensed Consolidated Financial Statements and the notes to those statements included elsewhere in this Quarterly Report on Form 10-Q. This Quarterly Report on Form 10-Q contains certain statements that are forward-looking within the meaning of the Private Securities Litigation Reform Act of 1995. Certain statements contained in the MD&A are forward-looking statements that involve risks and uncertainties. The forward-looking statements are not historical facts, but rather are based on current expectations, estimates, assumptions and projections about our industry, business and future financial results. Our actual results could differ materially from the results contemplated by these forward-looking statements due to a number of factors, including those discussed in other sections of this Quarterly Report on Form 10-Q and in the 2012 Annual Report on Form 10-K.

First Quarter Financial Overview

As more fully discussed in later sections of this MD&A, the following were significant financial items for the first quarter of 2013:

•	Total revenue was $587 million for the first quarter of 2013, down 4% from the first quarter of 2012, with a 19% reduction in product revenue partially offset by an 11% increase in services revenue.

•

Gross margin decreased to 52.0% in the first quarter of 2013 from 55.1% in the first quarter of 2012, driven by lower product margins in the Americas region, as well as a higher proportion of lower-margin services revenue.

•

Operating income was $76 million in the first quarter of 2013, compared to $127 million in the first quarter of 2012, driven by lower product revenue and product margin, as well as an increase in Selling, General and Administrative (“SG&A”) expenses that was primarily due to the impact of our ongoing strategic initiative to add sales headcount.

•	The operational drivers outlined above led to a 35% reduction in net income in the first quarter of 2013, of $59 million compared to $91 million in the first quarter of 2012.

Strategic Overview

Teradata is a leader in helping companies manage, integrate, and analyze growing data volumes and complexity, and transform it into actionable business insight for competitive advantage. Teradata’s strategy focuses on three large and growing markets — data warehousing, big data analytics, and integrated marketing management including digital marketing applications. Additionally, we continue to focus on four key initiatives to broaden our position in the market and take advantage of these market opportunities. These initiatives are to:

•

Invest to extend Teradata’s core database technology and software application offerings, and expand our family of compatible data warehouse platforms and applications to address multiple market segments and solution offerings through internal development and targeted strategic acquisitions,

•

Differentiate Teradata technology and drive demand for our platform and solutions by delivering consulting services that enable customers to achieve business value through the use of best-in-class analytics,

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

As a portion of the Company’s operations and revenue occur outside the United States, and in currencies other than the U.S. dollar, the Company is exposed to fluctuations in foreign currency exchange rates. In 2013, Teradata is expecting approximately one percentage point of adverse impact from currency translation on its reported revenue and a corresponding currency impact on operating income, based on currency rates as of May 2, 2013.

Beginning in the second half of 2012, Teradata encountered a change in customers’ buying patterns with respect to large capital investments, particularly in the Americas. This budget conscious environment has led to companies becoming more cautious with respect to commitments for large capital purchases, particularly in the United States. We have seen these budget challenges with respect to large capital investments from the second half of 2012 continue in the first quarter of 2013, but anticipate an improvement in customer purchase activity as 2013 continues. Despite the sensitive budget environment in the short-term, and the resulting effect on larger customer purchases, particularly in the U.S., customers continue to have a strategic focus and need for responsive business intelligence. We remain confident in our ability to leverage our product and service offerings, and the continued demand for data analytics, and we believe that Teradata is well positioned to take advantage of these market opportunities. As a result, we continue to expect overall revenue growth for the full-year 2013, driven by improved customer confidence, and that larger capital investment purchases will increase as compared to the first quarter of the year. However, even in a strong economic environment, the size, timing and contracted terms of large customer orders for our products and services can impact, both positively and negatively, our operating results.

We did not experience significant changes in the first quarter of 2013 due to competitive and/or pricing trends for our data warehouse or appliance solutions, although there is always a risk that pricing pressure for our solutions could occur in the future. We continue to be committed to new product development and achieving a responsive yield from our research and development spending and resources, which are intended to drive future demand. We also continue to evaluate opportunities to increase our market coverage and are committed to continuing to increase our number of sales territories, among other things, to drive future revenue growth. Given the length of sales cycles, for new customers in the data warehouse market, new sales account territories typically take more than two years, on average, to become fully productive.

Results of Operations for the Three Months Ended March 31, 2013

Compared to the Three Months Ended March 31, 2012

		% of		% of
In millions	2013	Revenue	2012	Revenue
Product revenue	$249	42.4%	$308	50.2%
Service revenue	338	57.6%	305	49.8%

Total revenue	587	100%	613	100%

Gross margin
Product gross margin	156	62.7%	205	66.6%
Service gross margin	149	44.1%	133	43.6%

Total gross margin	305	52.0%	338	55.1%

Operating expenses
Selling, general and administrative expenses	179	30.5%	165	26.9%
Research and development expenses	50	8.5%	46	7.5%

Total operating expenses	229	39.0%	211	34.4%

Operating income	$76	12.9%	$127	20.7%

Revenue

Teradata revenue decreased 4% in the first quarter of 2013 compared to the first quarter of 2012. The revenue decrease included a 1% adverse impact from foreign currency fluctuations. Product revenue decreased 19% in the first quarter of 2013 from the prior-year period, due primarily to a reduction in larger customer orders in the current quarter. Service revenue in the first quarter of 2013 increased 11% from the prior-year period, with an underlying 13% increase in consulting services revenue, and 9% increase in maintenance services revenue, as compared to the prior-year period.

Gross Margin

Gross margin for the first quarter of 2013 was 52.0% compared to 55.1% in the first quarter of 2012. Product gross margin decreased to 62.7% in the first quarter of 2013, compared to 66.6% in the prior-year period. The decrease in product margin was largely a result of adverse product mix in the Americas region, when compared to the prior period, including an increase in lower-margin appliance product revenue. Service gross margin increased to 44.1% in the first quarter of 2013 compared to 43.6% in the prior-year period. The increase in services margins was driven primarily by improved consulting services margins in the International region.

Operating Expenses

Total operating expenses, characterized as SG&A and Research and Development (“R&D”) expenses, were $229 million in the first quarter of 2013 compared to $211 million in the first quarter of 2012. The $14 million increase in SG&A expenses was driven by higher selling expense, due primarily to our strategic initiative to add sales headcount. The $4 million increase in R&D expenses was driven by higher engineering headcount expenses, which included additional headcount from the eCircle acquisition, which was closed in the second quarter of 2012.

Revenue and Gross Margin by Operating Segment

As described in Note 11 of Notes to Condensed Consolidated Financial Statements (Unaudited), effective January 1, 2013, Teradata combined the management of the Europe, Middle East and Africa, and the Asia Pacific and Japan regions into a new International region. This larger International region will have greater critical mass and leverage of resources for deployment of the Company’s integrated marketing management, big data analytics, and data warehouse solutions, as well as possess more knowledge depth for our numerous consulting and support services offers.

As a result, Teradata now manages its business in two geographic regions, which are also the Company’s operating segments: (1) the North America and Latin America (“Americas”) region; and (2) the International region. Teradata believes this format is useful to investors because it allows analysis and comparability of operating trends by operating segment. It also includes the same information that is used by Teradata management to make decisions regarding the segments and to assess our financial performance. The discussion of our segment results describes the changes in results as compared to the prior-year period.

The following table presents revenue and operating performance by segment for the three months ended March 31. For comparative purposes, prior-year amounts have been reclassified to conform to the current-year presentation:

		% of		% of
In millions	2013	Revenue	2012	Revenue
Revenue
Americas	355	60%	388	63%
International	232	40%	225	37%

Total revenue	587	100%	613	100%

Gross margin
Americas	195	54.9%	232	59.8%
International	110	47.4%	106	47.1%

Total gross margin	$305	52.0%	$338	55.1%

Americas: Revenue decreased 9% in the first quarter of 2013 from the first quarter of 2012, led by a 20% decrease in product revenue. The revenue decrease includes 1% adverse impact from foreign currency fluctuations. Gross margins were 54.9% for the first quarter of 2013, down from 59.8% in the first quarter of 2012, driven primarily by lower product margins due to adverse product mix, as well as lower consulting services margins.

International: Revenue increased 3% in the first quarter of 2013 from the first quarter of 2012, as a 28% increase in consulting services revenue was largely offset by a 17% reduction in product revenue. The revenue increase is net of a 2% adverse impact from foreign currency fluctuations. Gross margins increased to 47.4% for the first quarter of 2013, from 47.1% in the first quarter of 2012, as improved consulting services margins were largely offset by the adverse impact of a greater proportion of services revenue (in relation to product revenue), compared to the prior-year period.

Other Expense

The Company recognized $1 million of other expense in the first quarter of 2013, the same as in the first quarter of 2012.

Provision for Income Taxes

Income tax provisions for interim periods are based on estimated annual income tax rates, adjusted to reflect the effects of any significant infrequent or unusual items which are required to be discretely recognized within the current interim period. The Company’s intention is to permanently reinvest its foreign earnings outside of the United States. As a result, the effective tax rates in the periods presented are largely based upon the forecasted pre-tax earnings mix between the United States and other foreign taxing jurisdictions where the Company conducts its business. The Company estimates its full-year forecasted global effective tax rate for the year ended December 31, 2013 to be approximately 25%. This estimate is based on the forecasted overseas profits being taxed at an overall effective tax rate of approximately 10%, as compared to the statutory tax rate of 35% in the United States.

The effective tax rate in the first quarter of 2013 was 21.3%, compared to 27.8% in the first quarter of 2012. The effective tax rate for the three months ended March 31, 2013 included the marginal rate benefit of the U.S. Federal Research and Development Tax Credit (the “Federal R&D Tax Credit”) for 2013, as well as a one-time discrete $4 million tax benefit associated with the Federal R&D Tax Credit for 2012, which was retroactively reinstated with the enactment of the American Taxpayer Relief Act of 2012 in January of 2013. There were no material discrete tax items, nor any benefit associated with the 2012 Federal R&D Tax Credit due to its expiration, reflected in the effective tax rate for the three months ended March 31, 2012.

Financial Condition, Liquidity and Capital Resources

Cash provided by operating activities increased by $51 million in the first three months of 2013. In comparison to the prior-year period, the increase in cash provided by operating activities in the three months ended March 31, 2013 was principally due to a reduction in receivables in the first quarter of 2013, which was driven by the higher accounts receivables balance at December 31, 2012, as compared to December 31, 2011. This impact was offset in part by a greater decrease in payables during the first quarter of 2013, as well as a smaller increase in deferred revenue, and lower net income (adjusted for non-cash items such as depreciation and amortization, share-based compensation expense and deferred income taxes), compared to the first three months of 2012.

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

The table below shows net cash provided by operating activities and capital expenditures for the following periods:

	Three Months Ended
	March 31,
In millions	2013	2012
Net cash provided by operating activities	$243	$192
Less:
Expenditures for property and equipment	(10)	(12)
Additions to capitalized software	(17)	(18)

Free cash flow	$216	$162

Financing activities and certain other investing activities are not included in our calculation of free cash flow. There were no other investing activities in the first quarter of 2013 or 2012. Teradata’s financing activities for the three months ended March 31, 2013 included purchases of the Company’s common stock. The Company purchased 1.6 million shares of its common stock at an average price per share of $58.43 in the first three months of 2013. Share repurchases were made under two share repurchase programs initially authorized by our Board of Directors in 2008. The first program (the “dilution offset program”) authorizes the Company to repurchase Teradata common stock to the extent of cash received from the exercise of stock options and the Teradata Employee Stock Purchase Plan (“ESPP”) to offset dilution from shares issued pursuant to these plans. On February 6, 2012, the board approved a new $300 million share repurchase authorization to replace the prior $300 million authorization under the Company’s second share repurchase program (the “general share repurchase program”) that was to expire on February 10, 2012. On December 10, 2012, Teradata announced that the board approved an additional $300 million increase in the share repurchase authorization under the Company’s general share repurchase program. As of March 31, 2013, the Company had $289 million of authorization remaining on the general share repurchase program to repurchase outstanding shares of Teradata common stock. Share repurchases made by the Company are reported on a trade date basis. Our share repurchase activity depends on factors such as our working capital needs, our cash uses for capital investment opportunities, our stock price, and economic and market conditions.

Proceeds from the ESPP and the exercise of stock options were $7 million in the first quarter of 2013 and $24 million in the first quarter of 2012. These proceeds are included in Other financing activities, net in the Condensed Consolidated Statement of Cash Flows (Unaudited). Additionally, during the first quarter of 2013 the Company repaid $4 million against its outstanding term loan, which is discussed further below.

Our total in cash and cash equivalents held outside the United States in various foreign subsidiaries was $605 million as of March 31, 2013 and $497 million as of December 31, 2012. The remaining balance held in the United States was $248 million as of March 31, 2013 and $232 million as of December 31, 2012. Under current tax laws and regulations, if cash and cash equivalents and short-term investments held outside the United States are distributed to the United States in the form of dividends or otherwise, we would be subject to additional U.S. income taxes (subject to an adjustment for foreign tax credits) and possible foreign withholding taxes. As of March 31, 2013, we have not provided for the U.S. federal tax liability on approximately $930 million of foreign earnings that are considered permanently reinvested outside of the United States.

On June 15, 2012, Teradata entered into a five-year revolving credit agreement (the “Credit Facility”), under which the Company may borrow up to $300 million. The Credit Facility replaces a similar revolving credit agreement in the same maximum principal amount entered into by Teradata in 2007, which was terminated as of June 15, 2012. The new Credit Facility ends on June 15, 2017, at which point any remaining outstanding borrowings would be due for repayment unless extended by agreement of the parties for up to two additional one-year periods. The interest rate charged on borrowings pursuant to the Credit Facility can vary depending on the interest rate option the Company chooses to utilize and the Company’s leverage ratio at the time of the borrowing. In the near term, Teradata would anticipate choosing a floating rate based on the London Interbank Offered Rate (“LIBOR”). The Credit Facility is unsecured and contains certain representations and warranties, conditions, affirmative, negative and financial covenants, and events of default customary for such facilities. As of March 31, 2013, the Company had no outstanding borrowings on the Credit Facility, and was in compliance with all covenants.

In April 2011, Teradata entered into a $300 million five-year, unsecured term loan. The outstanding principal amount of the term loan agreement bears interest at a floating rate based upon a negotiated base rate or a Eurodollar rate plus in each case a margin based on the leverage ratio of the Company. As of March 31, 2013, the term loan principal outstanding was $285 million, and carried an interest rate of 1.25%.

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

The Company’s ability to generate positive cash flows from operations is dependent on general economic conditions, competitive pressures, and other business and risk factors described in the Company’s 2012 Annual Report on Form 10-K (the “2012 Annual Report”), and elsewhere in this Quarterly Report. If the Company is unable to generate sufficient cash flows from operations, or otherwise to comply with the terms of the credit facility and term loan agreement, the Company may be required to seek additional financing alternatives.

Contractual and Other Commercial Commitments. There has been no significant change in our contractual and other commercial commitments as described in the 2012 Annual Report. Our guarantees and product warranties are discussed in Note 7 of Notes to Condensed Consolidated Financial Statements (Unaudited).

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

In many cases, the accounting treatment of a particular transaction is specifically dictated by GAAP and does not require significant management judgment in its application. There are also areas in which management’s judgment in selecting among available alternatives would not produce a materially different result. The significant accounting policies and estimates that we believe are the most critical to aid in fully understanding and evaluating our reported financial results are discussed in the 2012 Annual Report. Teradata’s senior management has reviewed these critical accounting policies and related disclosures and determined that there were no significant changes in our critical accounting policies in the three months ended March 31, 2013. Also, there were no significant changes in our estimates associated with those policies.

New Accounting Pronouncements

See discussion in Note 2 of Notes to Condensed Consolidated Financial Statements (Unaudited) for new accounting pronouncements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

There have not been any material changes to the market risk factors previously disclosed in Part II, Item 7A of the Company’s 2012 Annual Report on Form 10-K.

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

Based on their evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective to provide reasonable assurance as of March 31, 2013.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the last fiscal quarter ended March 31, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II—OTHER INFORMATION

Item 1. Legal Proceedings.

The information required by this item is included in the material under Note 7 of Notes to Condensed Consolidated Financial Statements (Unaudited) of this Quarterly Report on Form 10-Q and is incorporated herein by reference.

Item 1A. Risk Factors.

There have not been any material changes to the risk factors previously disclosed in Part I, Item IA of the Company’s 2012 Annual Report on Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Purchase of Company Common Stock

During the first quarter of 2013, the Company executed purchases for 1.6 million shares of its common stock at an average price per share of $58.43 under the two share repurchase programs that were authorized by our Board of Directors in 2008. The first program (the “dilution offset program”) authorizes the Company to purchase Teradata common stock to the extent of cash received from the exercise of stock options and the Teradata Employee Stock Purchase Plan (“ESPP”) to offset dilution from shares issued pursuant to these plans. On February 6, 2012, the board approved a new $300 million share repurchase authorization to replace the prior $300 million authorization under the Company’s second share repurchase program (the “general share repurchase program”), that was to expire on February 10, 2012. On December 10, 2012, Teradata announced that board approved an additional $300 million increase in the share repurchase authorization under the Company’s general share repurchase program. As of March 31, 2013, the Company had $289 million of authorization remaining under the general share repurchase program to repurchase outstanding shares of Teradata common stock. Share repurchases made by the Company are reported on a trade date basis.

Section 16 officers occasionally sell vested shares of restricted stock to the Company at the current market price to cover their withholding taxes. For the three months ended March 31, 2013, the total of these purchases was 53,204 shares at an average price of $62.17 per share.

The following table provides information relating to the Company’s share repurchase programs for the three months ended March 31, 2013:

Month	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Dilution Offset Program	Total Number of Shares Purchased as Part of Publicly Announced General Share Repurchase Program	Maximum Dollar Value that May Yet Be Purchased Under the Dilution Offset Program	Maximum Dollar Value that May Yet Be Purchased Under the General Share Repurchase Program
January 2013	4,300	$60.92	4,300	—	$2,090,359	$376,301,977
February 2013	668,653	$58.94	19,680	648,973	$4,724,133	$338,083,197
March 2013	938,300	$58.06	89,842	848,458	$3,101,443	$288,814,961

First Quarter Total	1,611,253	$58.43	113,822	1,497,431	$3,101,443	$288,814,961

Item 3. Defaults Upon Senior Securities.

None

Item 4. Mine Safety Disclosures.

None

Item 5. Other Information.

None

Item 6. Exhibits.

Reference Number per Item 601 of Regulation S-K	Description

2.1	Form of Separation and Distribution Agreement between Teradata Corporation and NCR Corporation (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K dated September 11, 2007).

3.1	Amended and Restated Certificate of Incorporation of Teradata Corporation, as amended and restated on September 24, 2007 (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K dated September 25, 2007).

3.2	Amended and Restated Bylaws of Teradata Corporation, as amended and restated on April 20, 2012 (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K dated April 26, 2012).

4.1	Common Stock Certificate of Teradata Corporation (incorporated by reference to Exhibit 4.1 to the Quarterly Report on Form 10-Q dated November 13, 2007).

31.1	Certification pursuant to Rule 13a-14(a), dated May 3, 2013.

31.2	Certification pursuant to Rule 13a-14(a), dated May 3, 2013.

32	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated May 3, 2013.

101	Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Condensed Consolidated Statement of Income for the three month periods ended March 31, 2013 and 2012, (ii) the Condensed Consolidated Statement of Comprehensive Income for the three month periods ended March 31, 2013 and 2012, (iii) the Condensed Consolidated Balance Sheet at March 31, 2013 and December 31, 2012, (iv) the Condensed Consolidated Statement of Cash Flows for the three month periods ended March 31, 2013 and 2012 and (v) the notes to the Condensed Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TERADATA CORPORATION

Date: May 3, 2013	By:	/s/ Stephen M. Scheppmann
Stephen M. Scheppmann
Executive Vice President and Chief Financial Officer