Form 10-Q
period 2013-06-30
TERADATA CORP /DE/
filed 2013-08-02
CIK 816761

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

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

At July 26, 2013, the registrant had approximately 163.1 million shares of common stock outstanding.

PART I—FINANCIAL INFORMATION

Part 1—FINANCIAL INFORMATION

Item 1.	Financial Statements.

Teradata Corporation

Condensed Consolidated Statements of Income (Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
In millions, except per share amounts	2013	2012	2013	2012
Revenue
Product revenue	$303	$321	$552	$629
Service revenue	367	344	705	649

Total revenue	670	665	1,257	1,278

Costs and operating expenses
Cost of products	101	99	194	202
Cost of services	190	184	379	356
Selling, general and administrative expenses	185	179	364	344
Research and development expenses	47	43	97	89

Total costs and operating expenses	523	505	1,034	991

Income from operations	147	160	223	287
Other expense, net	0	0	(1)	(1)

Income before income taxes	147	160	222	286
Income tax expense	39	48	55	83

Net income	$108	$112	$167	$203

Net income per weighted average common share
Basic	$0.66	$0.66	$1.02	$1.21
Diluted	$0.65	$0.65	$1.00	$1.18
Weighted average common shares outstanding
Basic	163.4	168.7	164.4	168.3
Diluted	166.3	172.3	167.4	172.0

See Notes to Condensed Consolidated Financial Statements (Unaudited).

Teradata Corporation

Condensed Consolidated Statements of Comprehensive Income (Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
In millions	2013	2012	2013	2012
Net income	$108	$112	$167	$203
Other comprehensive income:
Foreign currency translation adjustments	(5)	(10)	(17)	(5)

Other comprehensive loss	(5)	(10)	(17)	(5)

Comprehensive income	$103	$102	$150	$198

See Notes to Condensed Consolidated Financial Statements (Unaudited).

Teradata Corporation

Condensed Consolidated Balance Sheets (Unaudited)

	June 30,	December 31,
In millions, except per share amounts	2013	2012
Assets
Current Assets
Cash and cash equivalents	$826	$729
Accounts receivable, net	514	668
Inventories	70	47
Other current assets	83	90

Total current assets	1,493	1,534
Property and equipment, net	156	150
Capitalized software, net	182	173
Goodwill	934	932
Acquired intangible assets, net	168	186
Deferred income taxes	24	29
Other assets	85	62

Total assets	$3,042	$3,066

Liabilities and stockholders’ equity
Current liabilities
Accounts payable	$105	$141
Payroll and benefits liabilities	116	158
Deferred revenue	422	375
Other current liabilities	131	132

Total current liabilities	774	806
Long-term debt	263	274
Pension and other postemployment plan liabilities	72	73
Long-term deferred revenue	29	30
Deferred tax liabilities	86	83
Other liabilities	28	21

Total liabilities	1,252	1,287

Commitments and contingencies (Note 7)
Stockholders’ equity
Preferred stock: par value $0.01 per share, 100.0 shares authorized, 0.0 shares issued and outstanding at June 30, 2013 and December 31, 2012	0	0
Common stock: par value $0.01 per share, 500.0 shares authorized, 190.2 and 189.5 shares issued at June 30, 2013 and December 31, 2012, respectively	2	2
Paid-in capital	941	898
Treasury stock: 27.1 and 23.8 shares at June 30, 2013 and December 31, 2012, respectively	(988)	(806)
Retained earnings	1,823	1,656
Accumulated other comprehensive income	12	29

Total stockholders’ equity	1,790	1,779

Total liabilities and stockholders’ equity	$3,042	$3,066

See Notes to Condensed Consolidated Financial Statements (Unaudited).

Teradata Corporation

Condensed Consolidated Statements of Cash Flows (Unaudited)

	Six Months Ended June 30,
In millions	2013	2012
Operating activities
Net income	$167	$203
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	70	61
Stock-based compensation expense	27	21
Excess tax benefit from stock-based compensation	(4)	(24)
Deferred income taxes	6	22
Changes in assets and liabilities:
Receivables	157	(1)
Inventories	(23)	26
Current payables and accrued expenses	(72)	(22)
Deferred revenue	46	72
Other assets and liabilities	9	(14)

Net cash provided by operating activities	383	344

Investing activities
Expenditures for property and equipment	(31)	(31)
Additions to capitalized software	(34)	(38)
Business acquisitions and other investing activities, net	(39)	(238)

Net cash used in investing activities	(104)	(307)

Financing activities
Repurchases of common stock	(184)	(37)
Repayments of long-term borrowings	(8)	(4)
Excess tax benefit from stock-based compensation	4	24
Other financing activities, net	15	36

Net cash (used in) provided by financing activities	(173)	19

Effect of exchange rate changes on cash and cash equivalents	(9)	(7)

Increase in cash and cash equivalents	97	49
Cash and cash equivalents at beginning of period	729	772

Cash and cash equivalents at end of period	$826	$821

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

2. New Accounting Pronouncements

Comprehensive Income. In February 2013, the Financial Accounting Standards Board (“FASB”) issued new guidance regarding the disclosure of comprehensive income. Under the new guidance, entities are required to provide information about the amounts reclassified out of accumulated other comprehensive income by component. In addition, entities are required to present, either on the face of the statement where net income is presented or in the notes, significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income but only if the amount reclassified is required under GAAP to be reclassified to net income in its entirety in the same reporting period. For other amounts that are not required under GAAP to be reclassified in their entirety to net income, an entity is required to cross-reference to other disclosures required under GAAP that provide additional detail about those amounts. The amendments in this update do not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income. This new guidance was adopted by the Company as of January 1, 2013 and is not expected to have a significant impact on the Company’s disclosures.

3. Supplemental Financial Information

	As of
	June 30,	December 31,
In millions	2013	2012
Inventories
Finished goods	$49	$26
Service parts	21	21

Total inventories	$70	$47

Deferred revenue
Deferred revenue, current	$422	$375
Long-term deferred revenue	29	30

Total deferred revenue	$451	$405

4. Goodwill and Acquired Intangible Assets

The following table identifies the activity relating to goodwill by operating segment:

In millions	Balance December 31, 2012	Additions	Currency Translation Adjustments	Balance June 30, 2013
Goodwill
Americas	$616	$11	$(1)	$626
International	316	3	(11)	308

Total goodwill	$932	$14	$(12)	$934

The changes in goodwill for the six months ended June 30, 2013 were due to the impact of immaterial acquisitions executed during the period, as well as changes in foreign currency exchange rates.

Acquired intangible assets were specifically identified when acquired, and are deemed to have finite lives. The gross carrying amount and accumulated amortization for Teradata’s acquired intangible assets were as follows:

	Original Amortization Life (in Years)	June 30, 2013			December 31, 2012
In millions		Gross Carrying Amount	Accumulated Amortization	Currency Translation Adjustment	Gross Carrying Amount	Accumulated Amortization	Currency Translation Adjustment
Acquired intangible assets
Intellectual property/developed technology	1 to 7	$153	$(59)	$1	$153	$(50)	$2
Customer relationships	3 to 10	77	(20)	1	77	(15)	1
Trademarks/trade names	3.5 to 5	15	(5)	0	15	(2)	0
In-process research and development	5	5	0	0	5	0	0
Non-compete agreements	1 to 3	1	(1)	0	1	(1)	0

Total	1 to 10	$251	$(85)	$2	$251	$(68)	$3

In the six months ended June 30, 2013, certain intangible assets previously acquired became fully amortized and were removed from the balance sheet. This was offset by the addition of newly acquired intangible assets associated with immaterial acquisitions in the current period.

The aggregate amortization expense (actual and estimated) for acquired intangible assets for the following periods is as follows:

	Six Months Ended	For the year ended (estimated)
In millions	June 30, 2013	2013	2014	2015	2016	2017
Amortization expense	$22	$44	$42	$39	$26	$18

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

The effective tax rate for the three months ended June 30, 2013 and June 30, 2012 was 26.5% and 30.0%, respectively. The effective tax rate for the six months ended June 30, 2013 and June 30, 2012 was 24.8% and 29.0%, respectively. The effective tax rate for the three and six months ended June 30, 2013 included the marginal rate benefit of the U.S. Federal Research and Development Tax Credit (the “Federal R&D Tax Credit”) for 2013. The effective tax rate for the six months ended June 30, 2013 also included a one-time discrete $4 million tax benefit associated with the Federal R&D Tax Credit for 2012, which was retroactively reinstated with the enactment of the American Taxpayer Relief Act of 2012 in January of 2013. There were no material discrete tax items, nor any tax benefit associated with the 2012 Federal R&D Tax Credit due to its expiration, reflected in the effective tax rate for the three and six months ended June 30, 2012.

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

The contract notional amount of the Company’s foreign exchange forward contracts was $85 million ($25 million on a net basis) at June 30, 2013, and $140 million ($53 million on a net basis) at December 31, 2012. The fair value derivative assets and liabilities recorded in other current assets and accrued liabilities at June 30, 2013 and December 31, 2012, were not material.

Gains and losses from the Company’s fair value hedges (foreign currency forward contracts and related hedged items) were immaterial for the three and six months ended June 30, 2013 and June 30, 2012. Gains and losses from foreign exchange forward contracts are fully recognized each period and reported along with the offsetting gain or loss of the related hedged item, either in cost of products or in other income, depending on the nature of the related hedged item.

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

Guarantees and Product Warranties. Guarantees associated with the Company’s business activities are reviewed for appropriateness and impact to the Company’s financial statements. Periodically, the Company’s customers enter into various leasing arrangements coordinated with a leasing company. In some instances, the Company guarantees the leasing company a minimum value at the end of the lease term on the leased equipment. As of June 30, 2013, the maximum future payment obligation of this guaranteed value and the associated liability balance was $3 million.

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

The following table identifies the activity relating to the warranty reserve for the six months ended June 30:

In millions	2013	2012
Warranty reserve liability
Beginning balance at January 1	$8	$6
Provisions for warranties issued	7	8
Settlements (in cash or in kind)	(8)	(7)

Balance at June 30	$7	$7

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

The Company’s assets and liabilities measured at fair value on a recurring basis include money market funds and foreign currency exchange contracts. A portion of the Company’s excess cash reserves are held in money market funds which generate interest income based on the prevailing market rates. Money market funds are included in cash and cash equivalents in the Company’s balance sheet. Money market fund holdings are measured at fair value using quoted market prices and are classified within Level 1 of the valuation hierarchy. When deemed appropriate, the Company minimizes its exposure to changes in foreign currency exchange rates through the use of derivative financial instruments, specifically, forward foreign exchange contracts. The fair value of these contracts are measured at the end of each interim reporting period using observable inputs other than quoted prices, specifically market spot and forward exchange rates. As such, these derivative instruments are classified within Level 2 of the valuation hierarchy. Fair value gains for open contracts are recognized as assets and fair value losses are recognized as liabilities. The fair value derivative assets and liabilities recorded in other current assets and accrued liabilities at June 30, 2013 and December 31, 2012, were not material. Any realized gains or losses would be mitigated by corresponding gains or losses on the underlying exposures.

The Company’s assets measured at fair value on a recurring basis and subject to fair value disclosure requirements at June 30, 2013 and December 31, 2012 were as follows:

		Fair Value Measurements at Reporting Date Using
In millions	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Money market funds, June 30, 2013	$434	$434	$0	$0
Money market funds, December 31, 2012	$260	$260	$0	$0

9. Debt

In June 2012, Teradata entered into a five-year revolving credit agreement (the “Credit Facility”), under which the Company may borrow up to $300 million. The Credit Facility replaced a similar revolving credit agreement in the same maximum principal amount entered into by Teradata in 2007. The Credit Facility ends on June 15, 2017, at which point any remaining outstanding borrowings would be due for repayment unless extended by agreement of the parties for up to two additional one-year periods. The interest rate charged on borrowings pursuant to the Credit Facility can vary depending on the interest rate option the Company chooses to utilize and the Company’s leverage ratio at the time of the borrowing. In the near term, Teradata would anticipate choosing a floating rate based on the London Interbank Offered Rate (“LIBOR”). The Credit Facility is unsecured and contains certain representations and warranties, conditions, affirmative, negative and financial covenants, and events of default customary for such facilities.

As of June 30, 2013, the Company had no borrowings outstanding under the Credit Facility, leaving $300 million in additional borrowing capacity available under the Credit Facility.

Teradata’s senior unsecured $300 million five-year term loan is payable in quarterly installments, which commenced in June 2012, with all remaining principal due in April 2016. The outstanding principal amount of the term loan agreement bears interest at a floating rate based upon a negotiated base rate or a Eurodollar rate plus in each case a margin based on the leverage ratio of the Company. As of June 30, 2013, the term loan principal outstanding was $281 million, and carried an interest rate of 1.25%.

Teradata’s term loan is recognized on the Company’s balance sheet at its unpaid principal balance, and is not subject to fair value measurement. However, given that the loan carries a variable rate, the Company estimates that the unpaid principal balance of the term loan would approximate its fair value. If measured at fair value in the financial statements, the Company’s term loan would be classified as Level 2 in the fair value hierarchy.

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

The components of basic and diluted earnings per share are as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
In millions, except per share amounts	2013	2012	2013	2012
Net income available for common stockholders	$108	$112	$167	$203

Weighted average outstanding shares of common stock	163.4	168.7	164.4	168.3
Dilutive effect of employee stock options and restricted stock	2.9	3.6	3.0	3.7

Common stock and common stock equivalents	166.3	172.3	167.4	172.0

Earnings per share:
Basic	$0.66	$0.66	$1.02	$1.21
Diluted	$0.65	$0.65	$1.00	$1.18

Options to purchase 0.7 million and 0.4 million shares of common stock for the three and six months ended June 30, 2013 were not included in the computation of diluted earnings per share because their exercise prices were greater than the average market price of the common shares for the respective periods and, therefore, the effect would have been anti-dilutive. Because the average market price of common shares was greater than the exercise prices of outstanding awards, no stock options were excluded from the computation of diluted earnings per share for the three and six month periods ended June 30, 2012.

11. Segment and Other Supplemental Information

Effective January 1, 2013, Teradata combined the management of the Europe, Middle East and Africa, and the Asia Pacific and Japan regions into a new International region. This larger International region has greater critical mass and leverage of resources for deployment of the Company’s integrated marketing management, big data analytics, and data warehouse solutions, and also possesses more knowledge depth for our numerous consulting and support services offers.

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

The following table presents regional segment revenue and gross margin for the Company. For comparative purposes, prior-year amounts have been reclassified to conform to the current-year presentation:

	Three Months Ended June 30,		Six Months Ended June 30,
In millions	2013	2012	2013	2012
Revenue
Americas	$405	$398	$760	$786
International	265	267	497	492

Total revenue	670	665	1,257	1,278

Gross margin
Americas	240	242	435	474
International	139	140	249	246

Total gross margin	379	382	684	720

Selling, general and administrative expenses	185	179	364	344
Research and development expenses	47	43	97	89

Total income from operations	147	160	223	287
Other expense, net	0	0	(1)	(1)

Income before income taxes	$147	$160	$222	$286

The following table presents revenue by product and services for the Company:

	Three Months Ended June 30,		Six Months Ended June 30,
In millions	2013	2012	2013	2012
Products (software and hardware)(1)	$303	$321	$552	$629

Consulting services	207	193	393	358
Maintenance services	160	151	312	291

Total services	367	344	705	649

Total revenue	$670	$665	$1,257	$1,278

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

Second Quarter Financial Overview

As more fully discussed in later sections of this MD&A, the following were significant financial items for the second quarter of 2013:

•	Total revenue was $670 million for the second quarter of 2013, up 1% from the second quarter of 2012, with a 7% increase in services revenue mostly offset by a 6% reduction in product revenue.

•

Gross margin decreased to 56.6% in the second quarter of 2013 from 57.4% in the second quarter of 2012, driven by lower product margins (against a particularly high prior-year comparison), largely in the Americas region, as well as a higher proportion of lower-margin services revenue.

•

Operating income was $147 million in the second quarter of 2013, compared to $160 million in the second quarter of 2012. The reduction was driven by lower product revenue and product margin (against a particularly strong product gross margin rate in the second quarter of 2012), as well as an increase in operating expenses. These factors were offset in part by higher services revenue and services margin.

•	Net income was $108 million in the second quarter of 2013, down from $112 million in the second quarter of 2012, due to the factors above, and offset in part by a lower effective tax rate.

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

•

Continue to seek opportunities to increase our market coverage through additional sales territories (i.e., by hiring incremental sales account executives as well as technology and industry consultants).

Future Trends

We believe that demand for our solutions will continue to increase due to the continued growth of data volumes and types of data, the scale and complexity of business requirements, and the growing use of new data elements and more near real-time analytics over time. The adoption by customers of more near real-time analysis for enterprise intelligence is driving more applications, usage and capacity.

As a portion of the Company’s operations and revenue occur outside the United States, and in currencies other than the U.S. dollar, the Company is exposed to fluctuations in foreign currency exchange rates. In 2013, Teradata is expecting approximately one-to-two percentage points of adverse impact from currency translation on its reported revenue and a corresponding currency impact on operating income, based on currency rates as of August 1, 2013.

Beginning in the second half of 2012, Teradata encountered a change in customers’ buying patterns with respect to large capital investments, particularly in the Americas. This budget conscious environment led companies to become more cautious with respect to commitments for large capital purchases, particularly in the United States. We have seen these budget challenges continue in the first half of 2013, but anticipate an improvement in customer purchase activity in the second half of 2013. Despite the sensitive budget environment in the short-term, and the resulting effect on larger customer purchases, particularly in the United States, customers continue to have a strategic focus and need for responsive business intelligence. We remain confident in our ability to leverage our product and service offerings, and the continued demand for data analytics, and we believe that Teradata is well positioned to take advantage of these market opportunities. As a result, we continue to expect overall revenue growth for the full-year 2013, driven by improved customer confidence, and that larger capital investment purchases will increase as compared to the first half of the year. However, even in a strong economic environment, the size, timing and contracted terms of large customer orders for our products and services can impact, both positively and negatively, our operating results.

We did not experience significant changes in the first half of 2013 due to competitive and/or pricing trends for our data warehouse or appliance solutions, although there is always a risk that pricing pressure for our solutions could occur in the future. We continue to be committed to new product development and achieving a responsive yield from our research and development spending and resources, which are intended to drive future demand. We also continue to evaluate opportunities to increase our market coverage and are committed to continuing to increase our number of sales territories, among other things, to drive future revenue growth. Given the length of sales cycles, for new customers in the data warehouse market, new sales account territories typically take more than two years, on average, to become fully productive.

Results of Operations for the Three Months Ended June 30, 2013

Compared to the Three Months Ended June 30, 2012

		% of		% of
In millions	2013	Revenue	2012	Revenue
Product revenue	$303	45.2%	$321	48.3%
Service revenue	367	54.8%	344	51.7%

Total revenue	670	100%	665	100%

Gross margin
Product gross margin	202	66.7%	222	69.2%
Service gross margin	177	48.2%	160	46.5%

Total gross margin	379	56.6%	382	57.4%

Operating expenses
Selling, general and administrative expenses	185	27.6%	179	26.9%
Research and development expenses	47	7.0%	43	6.5%

Total operating expenses	232	34.6%	222	33.4%

Operating income	$147	21.9%	$160	24.1%

Revenue

Teradata revenue increased 1% in the second quarter of 2013 compared to the second quarter of 2012. The revenue increase included a 1% adverse impact from foreign currency fluctuations. Product revenue decreased 6% in the second quarter of 2013 from the prior-year period. Service revenue in the second quarter of 2013 increased 7% from the prior-year period, with an underlying 7% increase in consulting services revenue, and 6% increase in maintenance services revenue, as compared to the prior-year period.

Gross Margin

Gross margin for the second quarter of 2013 was 56.6% compared to 57.4% in the second quarter of 2012. Product gross margin decreased to 66.7% in the second quarter of 2013, compared to 69.2% in the prior-year period. The decrease in product margin was largely a result of a less favorable product mix in the Americas region, when compared to the particularly strong result in the prior period. Service gross margin increased to 48.2% in the second quarter of 2013 compared to 46.5% in the prior-year period. The increase in services margins was driven primarily by improved consulting services margins in the International region.

Operating Expenses

Total operating expenses, characterized as Selling, General and Administrative (“SG&A”) and Research and Development (“R&D”) expenses, were $232 million in the second quarter of 2013 compared to $222 million in the second quarter of 2012. The $6 million increase in SG&A expenses was driven by higher selling expense, due primarily to our strategic initiative to add sales headcount, which was offset in part by lower G&A expense due primarily to lower variable compensation expense. The $4 million increase in R&D expenses was driven by $4 million less in capitalization of software development cost, as well as higher engineering headcount expenses, which were offset in part by lower variable compensation expense.

Certain R&D expenses for internally developed software are capitalized and later amortized over the useful life of the underlying commercial software products. The capitalization of costs reduces R&D expense in the current period, and the subsequent amortization of those costs is charged against product cost of revenue over future periods, which reduces product gross margin. The change in amounts capitalized from period to period depends on the relative amounts of product development activities being performed for products after technological feasibility has been established, and before general commercial availability of the product.

Revenue and Gross Margin by Operating Segment

As described in Note 11 of Notes to Condensed Consolidated Financial Statements (Unaudited), effective January 1, 2013, Teradata combined the management of the Europe, Middle East and Africa, and the Asia Pacific and Japan regions into a new International region. This larger International region has greater critical mass and leverage of resources for deployment of the Company’s integrated marketing management, big data analytics, and data warehouse solutions, and also possesses more knowledge depth for our numerous consulting and support services offers.

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

The following table presents revenue and operating performance by segment for the three months ended June 30. For comparative purposes, prior-year amounts have been reclassified to conform to the current-year presentation:

		% of		% of
In millions	2013	Revenue	2012	Revenue
Revenue
Americas	$405	60%	$398	60%
International	265	40%	267	40%

Total revenue	$670	100%	$665	100%

Gross margin
Americas	$240	59.3%	$242	60.8%
International	139	52.5%	140	52.4%

Total gross margin	$379	56.6%	$382	57.4%

Americas: Revenue increased 2% in the second quarter of 2013 from the second quarter of 2012, with a 9% increase in services revenue offset in part by a 4% decrease in product revenue. The revenue decrease was not significantly impacted by foreign currency fluctuations. Gross margins were 59.3% for the second quarter of 2013, down from 60.8% in the second quarter of 2012, driven primarily by lower product margins due to less favorable product mix, as compared to the strong results in the second quarter of 2012.

International: Revenue decreased 1% in the second quarter of 2013 from the second quarter of 2012, as an 8% decrease in product revenue was offset in part by a 4% increase in services revenue. The revenue decrease is net of a 2% adverse impact from foreign currency fluctuations. Gross margins increased to 52.5% for the second quarter of 2013, from 52.4% in the second quarter of 2012, as improved consulting services margins were largely offset by the impact of a greater proportion of services revenue (in relation to product revenue), compared to the prior-year period.

Provision for Income Taxes

Income tax provisions for interim periods are based on estimated annual income tax rates, adjusted to reflect the effects of any significant infrequent or unusual items which are required to be discretely recognized within the current interim period. The Company’s intention is to permanently reinvest its foreign earnings outside of the United States. As a result, the effective tax rates in the periods presented are largely based upon the forecasted pre-tax earnings mix between the United States and other foreign taxing jurisdictions where the Company conducts its business. The Company estimates its full-year forecasted global effective tax rate for the year ended December 31, 2013 to be slightly above 25%. This estimate is based on the forecasted overseas profits being taxed at an overall effective tax rate of approximately 10%, as compared to the federal statutory tax rate of 35% in the United States.

The effective tax rate in the second quarter of 2013 was 26.5%, compared to 30.0% in the second quarter of 2012. The effective tax rate for the three months ended June 30, 2013 included the marginal rate benefit of the U.S. Federal Research and Development Tax Credit (the “Federal R&D Tax Credit”) for 2013. There were no material discrete tax items, nor any benefit associated with the 2012 Federal R&D Tax Credit due to its expiration, reflected in the effective tax rate for the three months ended June 30, 2012. In addition, the effective marginal tax rate for 2013 was favorably impacted by an increase in the Company’s domestic production activities federal tax deduction, which is a permanent tax item; the increase is driven by higher forecasted U.S. current taxable income in 2013 verses 2012.

Results of Operations for the Six Months Ended June 30, 2013

Compared to the Six Months Ended June 30, 2012

		% of		% of
In millions	2013	Revenue	2012	Revenue
Product revenue	$552	43.9%	$629	49.2%
Service revenue	705	56.1%	649	50.8%

Total revenue	1,257	100%	1,278	100%

Gross margin
Product gross margin	358	64.9%	427	67.9%
Service gross margin	326	46.2%	293	45.1%

Total gross margin	684	54.4%	720	56.3%

Operating expenses
Selling, general and administrative expenses	364	29.0%	344	26.9%
Research and development expenses	97	7.7%	89	7.0%

Total operating expenses	461	36.7%	433	33.9%

Operating income	$223	17.7%	$287	22.5%

Revenue

Teradata revenue decreased 2% in the first six months of 2013 compared to the first six months of 2012. The revenue decrease included a 1% adverse impact from foreign currency fluctuations. Product revenue decreased 12% in the first six months of 2013 from the prior-year period, due primarily to a reduction in larger customer orders in the current year. Service revenue in the first six months of 2013 increased 9% from the prior-year period, with an underlying 10% increase in consulting services revenue, and 7% increase in maintenance services revenue, as compared to the prior-year period.

Gross Margin

Gross margin for the first six months of 2013 was 54.4% compared to 56.3% in the first six months of 2012. Product gross margin decreased to 64.9% in the first six months of 2013, compared to 67.9% in the prior-year period. The decrease in product margin was largely a result of less favorable product mix in the Americas region, when compared to the prior period, including an increase in lower-margin appliance product revenue. Service gross margin increased to 46.2% in the first six months of 2013 compared to 45.1% in the prior-year period. The increase in services margins was driven primarily by improved consulting services margins in the International region.

Operating Expenses

Total operating expenses were $461 million in the first six months of 2013 compared to $433 million in the first six months of 2012. The $20 million increase in SG&A expenses was driven by higher selling expense, due primarily to our strategic initiative to add sales headcount. The $8 million increase in R&D expenses was driven by $4 million less in capitalization of software development cost, as well as higher engineering headcount expenses, which were offset in part by lower variable compensation expense.

Revenue and Gross Margin by Operating Segment

The following table presents revenue and operating performance by segment for the six months ended June 30. For comparative purposes, prior-year amounts have been reclassified to conform to the current-year presentation:

		% of		% of
In millions	2013	Revenue	2012	Revenue
Revenue
Americas	$760	60%	$786	61%
International	497	40%	492	39%

Total revenue	$1,257	100%	$1,278	100%

Gross margin
Americas	$435	57.2%	$474	60.3%
International	249	50.1%	246	50.0%

Total gross margin	$684	54.4%	$720	56.3%

Americas: Revenue decreased 3% in the first six months of 2013 from the first six months of 2012, with an underlying 12% decrease in product revenue offset in part by a 7% increase in service revenue. The revenue decrease was not materially impacted from foreign currency fluctuations. Gross margins were 57.2% for the first six months of 2013, down from 60.3% in the first six months of 2012, driven primarily by lower product margins due to less favorable product mix, as well as lower consulting services margins.

International: Revenue increased 1% in the first six months of 2013 from the first six months of 2012, as a 17% increase in consulting services revenue was largely offset by a 12% reduction in product revenue. The revenue increase is net of a 2% adverse impact from foreign currency fluctuations. Gross margins increased slightly to 50.1% for the first six months of 2013, from 50.0% in the first six months of 2012, as improved consulting services margins were largely offset by the impact of a greater proportion of services revenue (in relation to product revenue), compared to the prior-year period.

Other Expense

The Company recognized $1 million of other expense, primarily interest expense on long-term debt, in the first six months of 2013, the same as in the first six months of 2012.

Provision for Income Taxes

The effective tax rate in the first six months of 2013 was 24.8%, compared to 29.0% in the first six months of 2012. The effective tax rate for the six months ended June 30, 2013 included the marginal rate benefit of the Federal R&D Tax Credit for 2013, as well as a one-time discrete $4 million tax benefit associated with the Federal R&D Tax Credit for 2012, which was retroactively reinstated with the enactment of the American Taxpayer Relief Act of 2012 in January of 2013. There were no material discrete tax items, nor any benefit associated with the 2012 Federal R&D Tax Credit due to its expiration, reflected in the effective tax rate for the six months ended June 30, 2012. In addition, the effective marginal tax rate for 2013 was favorably impacted by an increase in the Company’s domestic production activities federal tax deduction, which is a permanent tax item; the increase is driven by higher forecasted U.S. current taxable income in 2013 verses 2012.

Financial Condition, Liquidity and Capital Resources

Cash provided by operating activities increased by $39 million in the first six months of 2013. In comparison to the prior-year period, the increase in cash provided by operating activities in the six months ended June 30, 2013 was principally due to a reduction in receivables in the first half of 2013, which was driven by the higher accounts receivables balance at December 31, 2012, as compared to December 31, 2011. This impact was offset in part by a greater decrease in payables during the first half of 2013, and increase in inventories, a smaller increase in deferred revenue, as well as lower net income (adjusted for non-cash items such as depreciation and amortization, share-based compensation expense and deferred income taxes), compared to the first six months of 2012.

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

The table below shows net cash provided by operating activities and capital expenditures for the following periods:

	Six Months Ended June 30,
In millions	2013	2012
Net cash provided by operating activities	$383	$344
Less:
Expenditures for property and equipment	(31)	(31)
Additions to capitalized software	(34)	(38)

Free cash flow	$318	$275

Financing activities and certain other investing activities are not included in our calculation of free cash flow. Other investing activities for the six months ended June 30, 2013 consisted of immaterial business acquisition and investment activities which were closed during the period. Other investing activities for the six months ended June 30, 2012 primarily consisted of the eCircle acquisition and other immaterial business acquisition and investment activities which were closed during the prior period. Teradata’s financing activities for the six months ended June 30, 2013 included purchases of the Company’s common stock. The Company purchased 3.2 million shares of its common stock at an average price per share of $56.07 in the first six months of 2013. Share repurchases were made under two share repurchase programs initially authorized by our Board of Directors in 2008. The first program (the “dilution offset program”) authorizes the Company to repurchase Teradata common stock to the extent of cash received from the exercise of stock options and the Teradata Employee Stock Purchase Plan (“ESPP”) to offset dilution from shares issued pursuant to these plans. In February 2012, the board approved a new $300 million share repurchase authorization to replace the prior $300 million authorization under the Company’s second share repurchase program (the “general share repurchase program”) that was to expire in February 2012. In December 2012, Teradata announced that the board approved an additional $300 million increase in the share repurchase authorization under the Company’s general share repurchase program. As of June 30, 2013, the Company had $209 million of authorization remaining on the general share repurchase program to repurchase outstanding shares of Teradata common stock. Share repurchases made by the Company are reported on a trade date basis. Our share repurchase activity depends on factors such as our working capital needs, our cash uses for capital investment opportunities, our stock price, and economic and market conditions.

Proceeds from the ESPP and the exercise of stock options were $15 million in the first half of 2013 and $36 million in the first half of 2012. These proceeds are included in Other financing activities, net in the Condensed Consolidated Statement of Cash Flows (Unaudited). Additionally, during the first six months of 2013 the Company repaid $8 million against its outstanding term loan, which is discussed further below.

Our total in cash and cash equivalents held outside the United States in various foreign subsidiaries was $600 million as of June 30, 2013 and $497 million as of December 31, 2012. The remaining balance held in the United States was $226 million as of June 30, 2013 and $232 million as of December 31, 2012. Under current tax laws and regulations, if cash and cash equivalents and short-term investments held outside the United States are distributed to the United States in the form of dividends or otherwise, we would be subject to additional U.S. income taxes (subject to an adjustment for foreign tax credits) and possible foreign withholding taxes. As of June 30, 2013, we have not provided for the U.S. federal tax liability on approximately $963 million of foreign earnings that are considered permanently reinvested outside of the United States.

In June 2012, Teradata entered into a five-year revolving credit agreement (the “Credit Facility”), under which the Company may borrow up to $300 million. The Credit Facility replaces a similar revolving credit agreement in the same maximum principal amount entered into by Teradata in 2007. The new Credit Facility ends on June 15, 2017, at which point any remaining outstanding borrowings would be due for repayment unless extended by agreement of the parties for up to two additional one-year periods. The interest rate charged on borrowings pursuant to the Credit Facility can vary depending on the interest rate option the Company chooses to utilize and the Company’s leverage ratio at the time of the borrowing. In the near term, Teradata would anticipate choosing a floating rate based on the London Interbank Offered Rate (“LIBOR”). The Credit Facility is unsecured and contains certain representations and warranties, conditions, affirmative, negative and financial covenants, and events of default customary for such facilities. As of June 30, 2013, the Company had no outstanding borrowings on the Credit Facility, and was in compliance with all covenants.

In April 2011, Teradata entered into a $300 million five-year, unsecured term loan. The outstanding principal amount of the term loan agreement bears interest at a floating rate based upon a negotiated base rate or a Eurodollar rate plus in each case a margin based on the leverage ratio of the Company. As of June 30, 2013, the term loan principal outstanding was $281 million, and carried an interest rate of 1.25%.

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

In many cases, the accounting treatment of a particular transaction is specifically dictated by GAAP and does not require significant management judgment in its application. There are also areas in which management’s judgment in selecting among available alternatives would not produce a materially different result. The significant accounting policies and estimates that we believe are the most critical to aid in fully understanding and evaluating our reported financial results are discussed in the 2012 Annual Report. Teradata’s senior management has reviewed these critical accounting policies and related disclosures and determined that there were no significant changes in our critical accounting policies in the six months ended June 30, 2013. Also, there were no significant changes in our estimates associated with those policies.

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

Based on their evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective to provide reasonable assurance as of June 30, 2013.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the last fiscal quarter ended June 30, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Purchase of Company Common Stock

During the second quarter of 2013, the Company executed purchases for 1.6 million shares of its common stock at an average price per share of $53.73 under the two share repurchase programs that were authorized by our Board of Directors in 2008. The first program (the “dilution offset program”) authorizes the Company to purchase Teradata common stock to the extent of cash received from the exercise of stock options and the Teradata Employee Stock Purchase Plan (“ESPP”) to offset dilution from shares issued pursuant to these plans. In February 2012, the board approved a new $300 million share repurchase authorization to replace the prior $300 million authorization under the Company’s second share repurchase program (the “general share repurchase program”), that was to expire in February 2012. In December 2012, Teradata announced that the board approved an additional $300 million increase in the share repurchase authorization under the Company’s general share repurchase program. As of June 30, 2013, the Company had $209 million of authorization remaining under the general share repurchase program to repurchase outstanding shares of Teradata common stock. Share repurchases made by the Company are reported on a trade date basis.

Section 16 officers occasionally sell vested shares of restricted stock to the Company at the current market price to cover their withholding taxes. For the six months ended June 30, 2013, the total of these purchases was 53,204 shares at an average price of $62.17 per share.

The following table provides information relating to the Company’s share repurchase programs for the six months ended June 30, 2013:

Month	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Dilution Offset Program	Total Number of Shares Purchased as Part of Publicly Announced General Share Repurchase Program	Maximum Dollar Value that May Yet Be Purchased Under the Dilution Offset Program	Maximum Dollar Value that May Yet Be Purchased Under the General Share Repurchase Program
First Quarter Total	1,611,253	$58.43	113,822	1,497,431	$3,101,443	$288,814,961

April 2013	1,126,252	$53.60	33,888	1,092,364	$2,984,921	$230,364,775
May 2013	410,226	$54.84	51,130	359,096	$2,952,678	$210,627,245
June 2013	95,302	$50.47	70,302	25,000	$1,577,840	$209,264,703

Second Quarter Total	1,631,780	$53.73	155,320	1,476,460	$1,577,840	$209,264,703

Item 3. Defaults Upon Senior Securities.

None

Item 4. Mine Safety Disclosures.

None

Item 5. Other Information.

None

Item 6. Exhibits.

Reference Number per Item 601 of Regulation S-K	Description

2.1	Form of Separation and Distribution Agreement between Teradata Corporation and NCR Corporation (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K dated September 11, 2007).

3.1	Amended and Restated Certificate of Incorporation of Teradata Corporation, as amended and restated on September 24, 2007 (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K dated September 25, 2007).

3.2	Amended and Restated Bylaws of Teradata Corporation, as amended and restated on April 20, 2012 (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K dated April 26, 2012).

4.1	Common Stock Certificate of Teradata Corporation (incorporated by reference to Exhibit 4.1 to the Quarterly Report on Form 10-Q dated November 13, 2007).

31.1	Certification pursuant to Rule 13a-14(a), dated August 2, 2013.

31.2	Certification pursuant to Rule 13a-14(a), dated August 2, 2013.

32	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated August 2, 2013.

101	Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Condensed Consolidated Statements of Income for the three and six month periods ended June 30, 2013 and 2012, (ii) the Condensed Consolidated Statements of Comprehensive Income for the three and six month periods ended June 30, 2013 and 2012, (iii) the Condensed Consolidated Balance Sheets at June 30, 2013 and December 31, 2012, (iv) the Condensed Consolidated Statements of Cash Flows for the six month periods ended June 30, 2013 and 2012 and (v) the notes to the Condensed Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TERADATA CORPORATION

Date: August 2, 2013	By:	/s/ Stephen M. Scheppmann
Stephen M. Scheppmann
Executive Vice President and Chief Financial Officer