Form 10-Q
period 2013-09-30
TERADATA CORP /DE/
filed 2013-11-04
CIK 816761

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

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

At October 25, 2013, the registrant had approximately 163.4 million shares of common stock outstanding.

PART I—FINANCIAL INFORMATION

Part 1—FINANCIAL INFORMATION

Item 1.	Financial Statements.

Teradata Corporation

Condensed Consolidated Statements of Income (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
In millions, except per share amounts	2013	2012	2013	2012
Revenue
Product revenue	$306	$306	$858	$935
Service revenue	360	341	1,065	990

Total revenue	666	647	1,923	1,925

Costs and operating expenses
Cost of products	118	95	312	297
Cost of services	190	191	569	547
Selling, general and administrative expenses	183	174	547	518
Research and development expenses	43	44	140	133

Total costs and operating expenses	534	504	1,568	1,495

Income from operations	132	143	355	430
Other expense, net	0	0	(1)	(1)

Income before income taxes	132	143	354	429
Income tax expense	34	39	89	122

Net income	$98	$104	$265	$307

Net income per weighted average common share
Basic	$0.60	$0.62	$1.62	$1.82
Diluted	$0.59	$0.60	$1.59	$1.78
Weighted average common shares outstanding
Basic	163.2	168.8	164.0	168.4
Diluted	166.4	172.4	167.1	172.1

See Notes to Condensed Consolidated Financial Statements (Unaudited).

Teradata Corporation

Condensed Consolidated Statements of Comprehensive Income (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
In millions	2013	2012	2013	2012
Net income	$98	$104	$265	$307

Other comprehensive income:
Foreign currency translation adjustments	13	13	(4)	8

Defined benefit plans:
Defined benefit plan adjustment, before tax	(6)	(2)	(6)	(2)
Defined benefit plan adjustment, tax portion	2	0	2	0

Defined benefit plan adjustment, net of tax	(4)	(2)	(4)	(2)

Other comprehensive income (loss)	9	11	(8)	6

Comprehensive income	$107	$115	$257	$313

See Notes to Condensed Consolidated Financial Statements (Unaudited).

Teradata Corporation

Condensed Consolidated Balance Sheets (Unaudited)

In millions, except per share amounts	September 30, 2013	December 31, 2012
Assets
Current Assets
Cash and cash equivalents	$862	$729
Accounts receivable, net	546	668
Inventories	67	47
Other current assets	85	90

Total current assets	1,560	1,534
Property and equipment, net	157	150
Capitalized software, net	189	173
Goodwill	945	932
Acquired intangible assets, net	159	186
Deferred income taxes	25	29
Other assets	83	62

Total assets	$3,118	$3,066

Liabilities and stockholders’ equity
Current liabilities
Accounts payable	$98	$141
Payroll and benefits liabilities	124	158
Deferred revenue	374	375
Other current liabilities	126	132

Total current liabilities	722	806
Long-term debt	255	274
Pension and other postemployment plan liabilities	81	73
Long-term deferred revenue	26	30
Deferred tax liabilities	87	83
Other liabilities	29	21

Total liabilities	1,200	1,287

Commitments and contingencies (Note 7)
Stockholders’ equity
Preferred stock: par value $0.01 per share, 100.0 shares authorized, 0.0 shares issued and outstanding at September 30, 2013 and December 31, 2012	0	0
Common stock: par value $0.01 per share, 500.0 shares authorized, 190.5 and 189.5 shares issued at September 30, 2013 and December 31, 2012, respectively	2	2
Paid-in capital	963	898
Treasury stock: 27.1 and 23.8 shares at September 30, 2013 and December 31, 2012, respectively	(989)	(806)
Retained earnings	1,921	1,656
Accumulated other comprehensive income	21	29

Total stockholders’ equity	1,918	1,779

Total liabilities and stockholders’ equity	$3,118	$3,066

See Notes to Condensed Consolidated Financial Statements (Unaudited).

Teradata Corporation

Condensed Consolidated Statements of Cash Flows (Unaudited)

	Nine Months Ended September 30,
In millions	2013	2012
Operating activities
Net income	$265	$307
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	109	93
Stock-based compensation expense	39	31
Excess tax benefit from stock-based compensation	(7)	(33)
Deferred income taxes	7	28
Changes in assets and liabilities:
Receivables	126	(20)
Inventories	(19)	21
Current payables and accrued expenses	(86)	23
Deferred revenue	(5)	19
Other assets and liabilities	18	(18)

Net cash provided by operating activities	447	451

Investing activities
Expenditures for property and equipment	(44)	(49)
Additions to capitalized software	(56)	(60)
Business acquisitions and other investing activities, net	(39)	(239)

Net cash used in investing activities	(139)	(348)

Financing activities
Repurchases of common stock	(187)	(39)
Repayments of long-term borrowings	(11)	(8)
Excess tax benefit from stock-based compensation	7	33
Other financing activities, net	23	48

Net cash (used in) provided by financing activities	(168)	34

Effect of exchange rate changes on cash and cash equivalents	(7)	0

Increase in cash and cash equivalents	133	137
Cash and cash equivalents at beginning of period	729	772

Cash and cash equivalents at end of period	$862	$909

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

3. Supplemental Financial Information

	As of
	September 30,	December 31,
In millions	2013	2012
Inventories
Finished goods	$44	$26
Service parts	23	21

Total inventories	$67	$47

Deferred revenue
Deferred revenue, current	$374	$375
Long-term deferred revenue	26	30

Total deferred revenue	$400	$405

4. Goodwill and Acquired Intangible Assets

The following table identifies the activity relating to goodwill by operating segment:

In millions	Balance December 31, 2012	Additions	Currency Translation Adjustments	Balance September 30, 2013
Goodwill
Americas	$616	$12	$(1)	$627
International	316	4	(2)	318

Total goodwill	$932	$16	$(3)	$945

The changes in goodwill for the nine months ended September 30, 2013 were due to the impact of immaterial acquisitions executed during the period, as well as changes in foreign currency exchange rates.

Acquired intangible assets were specifically identified when acquired, and are deemed to have finite lives. The gross carrying amount and accumulated amortization for Teradata’s acquired intangible assets were as follows:

	Original Amortization Life (in Years)	September 30, 2013			December 31, 2012
In millions		Gross Carrying Amount	Accumulated Amortization	Currency Translation Adjustment	Gross Carrying Amount	Accumulated Amortization	Currency Translation Adjustment
Acquired intangible assets
Intellectual property/developed technology	1 to 7	$153	$(66)	$2	$153	$(50)	$2
Customer relationships	3 to 10	77	(22)	2	77	(15)	1
Trademarks/trade names	3.5 to 5	15	(6)	0	15	(2)	0
In-process research and development	5	5	(1)	0	5	0	0
Non-compete agreements	1 to 3	1	(1)	0	1	(1)	0

Total	1 to 10	$251	$(96)	$4	$251	$(68)	$3

In the nine months ended September 30, 2013, certain intangible assets previously acquired became fully amortized and were removed from the balance sheet. This was offset by the addition of newly acquired intangible assets associated with immaterial acquisitions in the current period.

The aggregate amortization expense (actual and estimated) for acquired intangible assets for the following periods is as follows:

In millions	September 30, 2013	2013	2014	2015	2016	2017
Amortization expense	$33	$44	$42	$40	$27	$18

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

The effective tax rate for the three months ended September 30, 2013 and September 30, 2012 was 25.8% and 27.3%, respectively. The effective tax rate for the nine months ended September 30, 2013 and September 30, 2012 was 25.1% and 28.4%, respectively. The effective tax rate for the three and nine months ended September 30, 2013 included the marginal rate benefit of the U.S. Federal Research and Development Tax Credit (the “Federal R&D Tax Credit”) for 2013. The effective tax rate for the nine months ended September 30, 2013 also included a one-time discrete $4 million tax benefit associated with the Federal R&D Tax Credit for 2012, which was retroactively reinstated with the enactment of the American Taxpayer Relief Act of 2012 in January of 2013. There were no material discrete tax items, nor any tax benefit associated with the 2012 Federal R&D Tax Credit due to its expiration, reflected in the effective tax rate for the three and nine months ended September 30, 2012.

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

The contract notional amount of the Company’s foreign exchange forward contracts was $108 million (immaterial on a net basis) at September 30, 2013, and $140 million ($53 million on a net basis) at December 31, 2012. The fair value derivative assets and liabilities recorded in other current assets and accrued liabilities at September 30, 2013 and December 31, 2012, were not material.

Gains and losses from the Company’s fair value hedges (foreign currency forward contracts and related hedged items) were immaterial for the three and nine months ended September 30, 2013 and September 30, 2012. Gains and losses from foreign exchange forward contracts are fully recognized each period and reported along with the offsetting gain or loss of the related hedged item, either in cost of products or in other income, depending on the nature of the related hedged item.

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

Guarantees and Product Warranties. Guarantees associated with the Company’s business activities are reviewed for appropriateness and impact to the Company’s financial statements. Periodically, the Company’s customers enter into various leasing arrangements coordinated with a leasing company. In some instances, the Company guarantees the leasing company a minimum value at the end of the lease term on the leased equipment. As of September 30, 2013, the maximum future payment obligation of this guaranteed value and the associated liability balance was $3 million.

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

The following table identifies the activity relating to the warranty reserve for the nine months ended September 30:

In millions	2013	2012
Warranty reserve liability
Beginning balance at January 1	$8	$6
Provisions for warranties issued	10	12
Settlements (in cash or in kind)	(11)	(11)

Balance at September 30	$7	$7

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

The Company’s assets and liabilities measured at fair value on a recurring basis include money market funds and foreign currency exchange contracts. A portion of the Company’s excess cash reserves are held in money market funds which generate interest income based on the prevailing market rates. Money market funds are included in cash and cash equivalents in the Company’s balance sheet. Money market fund holdings are measured at fair value using quoted market prices and are classified within Level 1 of the valuation hierarchy. When deemed appropriate, the Company minimizes its exposure to changes in foreign currency exchange rates through the use of derivative financial instruments, specifically, forward foreign exchange contracts. The fair value of these contracts are measured at the end of each interim reporting period using observable inputs other than quoted prices, specifically market spot and forward exchange rates. As such, these derivative instruments are classified within Level 2 of the valuation hierarchy. Fair value gains for open contracts are recognized as assets and fair value losses are recognized as liabilities. The fair value derivative assets and liabilities recorded in other current assets and accrued liabilities at September 30, 2013 and December 31, 2012, were not material. Any realized gains or losses would be mitigated by corresponding gains or losses on the underlying exposures.

The Company’s assets measured at fair value on a recurring basis and subject to fair value disclosure requirements at September 30, 2013 and December 31, 2012 were as follows:

In millions	Total	Fair Value Measurements at Reporting Date Using
		Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Money market funds, September 30, 2013	$444	$444	$0	$0
Money market funds, December 31, 2012	$260	$260	$0	$0

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

As of September 30, 2013, the Company had no borrowings outstanding under the Credit Facility, leaving $300 million in additional borrowing capacity available under the Credit Facility.

Teradata’s senior unsecured $300 million five-year term loan is payable in quarterly installments, which commenced in June 2012, with all remaining principal due in April 2016. The outstanding principal amount of the term loan agreement bears interest at a floating rate based upon a negotiated base rate or a Eurodollar rate plus in each case a margin based on the leverage ratio of the Company. As of September 30, 2013, the term loan principal outstanding was $278 million, and carried an interest rate of 1.1875%.

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

The components of basic and diluted earnings per share are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
In millions, except per share amounts	2013	2012	2013	2012
Net income available for common stockholders	$98	$104	$265	$307

Weighted average outstanding shares of common stock	163.2	168.8	164.0	168.4
Dilutive effect of employee stock options and restricted stock	3.2	3.6	3.1	3.7

Common stock and common stock equivalents	166.4	172.4	167.1	172.1

Earnings per share:
Basic	$0.60	$0.62	$1.62	$1.82
Diluted	$0.59	$0.60	$1.59	$1.78

Options to purchase 0.7 million and 0.5 million shares of common stock for the three and nine months ended September 30, 2013 were not included in the computation of diluted earnings per share because their exercise prices were greater than the average market price of the common shares for the respective periods and, therefore, the effect would have been anti-dilutive. Because the average market price of common shares was greater than the exercise prices of outstanding awards, no stock options were excluded from the computation of diluted earnings per share for the three and nine months ended September 30, 2012.

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

The following table presents regional segment revenue and gross margin for the Company. For comparative purposes, prior-year amounts have been reclassified to conform to the current-year presentation:

	Three Months Ended September 30,		Nine Months Ended September 30,
In millions	2013	2012	2013	2012
Revenue
Americas	$409	$384	$1,169	$1,170
International	257	263	754	755

Total revenue	666	647	1,923	1,925

Gross margin
Americas	233	229	668	703
International	125	132	374	378

Total gross margin	358	361	1,042	1,081

Selling, general and administrative expenses	183	174	547	518
Research and development expenses	43	44	140	133

Total income from operations	132	143	355	430
Other expense, net	0	0	(1)	(1)

Income before income taxes	$132	$143	$354	$429

The following table presents revenue by product and services for the Company:

	Three Months Ended September 30,		Nine Months Ended September 30,
In millions	2013	2012	2013	2012
Products (software and hardware)(1)	$306	$306	$858	$935

Consulting services	200	194	593	552
Maintenance services	160	147	472	438

Total services	360	341	1,065	990

Total revenue	$666	$647	$1,923	$1,925

(1) Our data warehousing software and hardware products are often sold and delivered together in the form of a “node” of capacity as an integrated technology solution. Accordingly, it is impracticable to provide the breakdown of revenue from various types of software and hardware products.

12. Subsequent Events

On October 14, 2013, the Company’s Board of Directors authorized an additional $300 million to be utilized to repurchase Teradata Corporation common stock under the Company’s general open market share repurchase program, which resulted in a total of approximately $509 million authorized for share repurchases under this program as of that date.

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

Third Quarter Financial Overview

As more fully discussed in later sections of this MD&A, the following were significant financial items for the third quarter of 2013:

•	Total revenue was $666 million for the third quarter of 2013, up 3% from the third quarter of 2012, product revenue was flat while services revenues increased 6%.

•

Gross margin decreased to 53.8% in the third quarter of 2013 from 55.8% in the third quarter of 2012, driven by lower product margins, primarily in the Americas region, when compared to the high product gross margins achieved in the third quarter of 2012.

•

Operating income was $132 million or 19.8% of revenues in the third quarter of 2013, compared to $143 million or 22.1% of revenue in the third quarter of 2012. The reduction was driven by lower overall gross margins against the strong prior-year period, as well as an increase in operating expenses, largely due to the addition of more sales territories partially offset by decreased variable incentive based compensation.

•	Net income was $98 million in the third quarter of 2013, down from $104 million in the third quarter of 2012, due to the factors above, and offset in part by a lower effective tax rate.

Strategic Overview

Teradata is a leader in helping organizations manage, integrate, and analyze growing data volumes and complexity, and become more competitive by increasing the value of their data and customer relationships. Teradata’s strategy focuses on three large and growing markets — data warehousing, big data analytics, and integrated marketing management including, digital marketing applications. Additionally, we continue to focus on the following key initiatives to broaden our position in the market and take advantage of these market opportunities.

•

Invest to expand our leading Unified Data Architecture, data warehouse software and platform family, big data discovery platforms, data management platforms, and marketing applications to address multiple market segments and solution offerings through internal development and targeted strategic acquisitions,

•

Differentiate Teradata technology and drive demand for our platforms, applications and solutions by delivering consulting services that enable customers to achieve business value through the use of best-in-class analytics across all types of data,

•

Deliver our solutions “as a service” or on premise with offerings that support applications as a service, data warehousing as a service, as well as discovery analytics as a service and data management as a service,

•	Invest in partnerships to increase the number of solutions available on Teradata platforms, maximize customer value, and increase our market coverage, and

•	Continue to seek opportunities to increase our sales resources (i.e., by hiring incremental sales account executives as well as technology and industry consultants and sales support resources).

Future Trends

We believe that demand for our solutions will continue to increase due to the continued growth of data volumes and types of data, the scale and complexity of business requirements, and the growing use of new data elements and more near real-time analytics over time. The adoption by customers of more near real-time analysis for enterprise intelligence is driving more applications, usage and capacity. As a result, we expect that Teradata’s leadership in data warehousing and big data analytics positions us well for future growth. In addition, we believe that our strong competitive position in integrated marketing management, including our marketing operations, campaign management and digital messaging offerings, will contribute to our growth and be increasingly synergistic with the Company’s big data analytics business as companies try to gain competitive advantage through data-driven marketing with their customers.

This growth, however, is not expected to be without its challenges from general economic conditions, competitive pressures, and other risks and uncertainties as outlined in Teradata’s 2012 Annual Report on Form 10-K (the “2012 Annual Report”) and elsewhere in this Quarterly Report, including below.

As a portion of the Company’s operations and revenue occur outside the United States, and in currencies other than the U.S. dollar, the Company is exposed to fluctuations in foreign currency exchange rates. In 2013, Teradata is expecting approximately one percentage point of adverse impact from currency translation on our reported revenue and a corresponding currency impact on operating income, based on currency rates as of October 31, 2013. This negative trend is expected to continue into 2014 with approximately one percentage point of adverse currency impact anticipated on revenue estimates for the year.

Since mid-2012, Teradata has seen a change in customers’ buying patterns, particularly in the U.S. market, with respect to large capital investments and related services due to a more budget-conscious environment in which such purchases are delayed, deferred or modified. While we believe that these macro-economic challenges, and the resulting effect on customer purchases, are likely to continue through the remainder of 2013 and possibly into 2014, customers continue to have a strategic focus and pent up need for analytics business intelligence and management of their growing data volumes. As described above, we believe that Teradata’s market-leading product and service offerings position us well to take advantage of market opportunities as economic conditions improve and companies expand their investments in these mission-critical analytical technologies.

Although we did not experience significant changes in the nine months ended September 30, 2013 due to competitive and/or pricing trends for our data warehouse or appliance solutions, there is some risk that pricing and competitive pressures on our solutions could occur in the future, particularly to the extent that cost becomes a top priority in companies and lower cost alternatives are more seriously considered. However, such alternatives generally do not enable companies to perform mission-critical, complex business analytic workloads such as those enabled by Teradata’s offerings. We believe that analytics will remain a high priority for companies and will continue to drive growth for Teradata’s leading solutions. Moreover, we will continue to be committed to new product development and achieving a responsive yield from our research and development spending and resources, which are intended to drive future demand.

Results of Operations for the Three Months Ended September 30, 2013

Compared to the Three Months Ended September 30, 2012

In millions	2013	% of Revenue	2012	% of Revenue
Product revenue	$306	45.9%	$306	47.3%
Service revenue	360	54.1%	341	52.7%

Total revenue	666	100%	647	100%

Gross margin
Product gross margin	188	61.4%	211	69.0%
Service gross margin	170	47.2%	150	44.0%

Total gross margin	358	53.8%	361	55.8%

Operating expenses
Selling, general and administrative expenses	183	27.5%	174	26.9%
Research and development expenses	43	6.5%	44	6.8%

Total operating expenses	226	33.9%	218	33.7%

Operating income	$132	19.8%	$143	22.1%

Revenue

Teradata total revenue increased 3% in the third quarter of 2013 compared to the third quarter of 2012. The revenue increase included a 2% adverse impact from foreign currency fluctuations. Product revenue was unchanged in the third quarter of 2013 from the prior-year period. Service revenue in the third quarter of 2013 increased 6% from the prior-year period, with an underlying 3% increase in consulting services revenue, and a 9% increase in maintenance services revenue compared to the prior-year period.

Gross Margin

Gross margin for the third quarter of 2013 was 53.8% compared to 55.8% in the third quarter of 2012. Product gross margin decreased to 61.4% in the third quarter of 2013, compared to 69.0% in the prior-year period. Service gross margins increased to 47.2% in the third quarter compared to 44.0% in the prior-year period.

Product gross margin was lower in the third quarter of 2013, compared to an unusually high 69.0% in the third quarter of 2012. Increased fixed costs of revenue, including an incremental $5 million of amortization of capitalized software development costs versus the prior-year quarter, contributed to the decline in product gross margin from the same period in 2012. Additionally, the product gross margin was negatively impacted by a larger number of “floor sweeps” (hardware platform migrations with large scale customer upgrades to newer enterprise data warehouse (“EDW”) solutions), which drives a higher mix of lower margin product revenue as a result of the larger hardware versus software components, as well as increased product cost incurred for future capacity on demand EDW solutions (“COD”) at some of our larger customers.

COD is a common offering used by Teradata and other information technology vendors that allows the customer to purchase extra capacity in the future, typically within 12-18 months. COD enables customers to add capacity quickly when needed; however, it erodes margins in the current quarter because product cost is recognized upon delivery with no corresponding revenue. When customers activate the COD, we record and recognize the revenue associated with the added capacity and the gross margin is recovered. In the third quarter of 2013, there were a larger number of customers adding COD compared to the number of customers who were activating COD that had been installed previously.

Services gross margin was 47.2% in the third quarter of 2013, compared to 44.0% in the prior-year period, primarily due to a higher mix of maintenance revenue versus consulting revenue, as well as higher margin rates in the consulting business. The improved consulting margins are a result of more efficient utilization of our consulting resources.

As a result of the product and services gross margin effects, total gross margin was 53.8% in the third quarter compared to 55.8% in the third quarter of 2012.

Operating Expenses

Total operating expenses, characterized as Selling, General and Administrative (“SG&A”) and Research and Development (“R&D”) expenses, were $226 million in the third quarter of 2013 compared to $218 million in the third quarter of 2012. SG&A increased by $9 million driven by higher selling expense, primarily due to our strategic initiative to add sales territories and related headcount, which was offset in part by lower variable incentive based compensation expense.

Certain R&D expenses for software products to be sold externally are capitalized and later amortized over the useful life of the underlying commercial software products. The capitalization of costs reduces R&D expense in the current period, and the subsequent amortization of those costs is charged against product cost of revenue over future periods, which reduces product gross margin. The change in amounts capitalized from period to period depends on the relative amounts of product development activities being performed for products after technological feasibility has been established, and before general commercial availability of the product. The amount capitalized in the period that reduced R&D expenses for the quarter was consistent with the prior-year period.

Revenue and Gross Margin by Operating Segment

As described in Note 11 of Notes to Condensed Consolidated Financial Statements (Unaudited), effective January 1, 2013, Teradata combined the management of the Europe, Middle East and Africa (“EMEA”), and the APJ regions into a new International region. This larger International region has greater critical mass and leverage of resources for deployment of the Company’s integrated marketing management, big data analytics, and data warehouse solutions, and also possesses more knowledge depth for our numerous consulting and support services offers.

As a result, Teradata now manages its business in two geographic regions, which are also the Company’s operating segments: the Americas and International regions. Teradata believes this format is useful to investors because it allows analysis and comparability of operating trends by operating segment. It also includes the same information that is used by Teradata management to make decisions regarding the segments and to assess our financial performance. The discussion of our segment results describes the changes in results as compared to the prior-year period.

The following table presents revenue and operating performance by segment for the three months ended September 30. For comparative purposes, prior-year amounts have been reclassified to conform to the current-year presentation:

In millions	2013	% of Revenue	2012	% of Revenue
Revenue
Americas	$409	61%	$384	59%
International	257	39%	263	41%

Total revenue	$666	100%	$647	100%

Gross margin
Americas	$233	57.0%	$229	59.6%
International	125	48.6%	132	50.2%

Total gross margin	$358	53.8%	$361	55.8%

Americas: Revenue increased 7% in the third quarter of 2013 from the third quarter of 2012, with a 7% increase in services revenue and a 6% increase in product revenue. The revenue increase was not significantly impacted by foreign currency fluctuations. In the United States, the largest geographical region in the Americas segment, revenues grew 8% in the third quarter 2013 compared to the same period in 2012. However, outside of the United States, there was a double-digit decline, which was a result of weaknesses in the macro-economic conditions in those areas, as well as extended sales cycles at certain customers. Gross margins were 57.0% for the third quarter of 2013, down from 59.6% in the third quarter of 2012, due to operational drivers more fully described in the Gross Margin discussion above.

International: Revenue decreased 2% in the third quarter of 2013 from the third quarter of 2012, as a 11% decrease in product revenue was offset in part by a 4% increase in services revenue. The revenue decrease included a 2% adverse impact of foreign currency fluctuations. Within the International segment growth in Europe was offset by declines in China and Japan, as well as declines in areas of MEA as a result of weaknesses in the macro-economic conditions in those areas. Gross margins decreased to 48.6% for the third quarter of 2013, from 50.2% in the third quarter of 2012, primarily driven by lower product mix.

Provision for Income Taxes

Income tax provisions for interim periods are based on estimated annual income tax rates, adjusted to reflect the effects of any significant infrequent or unusual items which are required to be discretely recognized within the current interim period. The Company’s intention is to permanently reinvest its foreign earnings outside of the United States. As a result, the effective tax rates in the periods presented are largely based upon the forecasted pre-tax earnings mix between the United States and other foreign taxing jurisdictions where the Company conducts its business. The Company estimates its full-year forecasted global effective tax rate for the year ended December 31, 2013 to be approximately 25.5%. This estimate is based on the forecasted overseas profits being taxed at an overall effective tax rate of approximately 10%, as compared to the federal statutory tax rate of 35% in the United States.

The effective tax rate in the third quarter of 2013 was 25.8%, compared to 27.3% in the third quarter of 2012. The effective tax rate for the three months ended September 30, 2013 included the marginal rate benefit of the U.S. Federal Research and Development Tax Credit (the “Federal R&D Tax Credit”) for 2013. There were no material discrete tax items, nor any benefit associated with the 2012 Federal R&D Tax Credit due to its expiration, reflected in the effective tax rate for the three months ended September 30, 2012. In addition, the effective marginal tax rate for 2013 was favorably impacted by an increase in the Company’s domestic production activities federal tax deduction, which is a permanent tax item; the increase is driven by higher forecasted U.S. current taxable income in 2013 verses 2012.

Results of Operations for the Nine Months Ended September 30, 2013

Compared to the Nine Months Ended September 30, 2012

In millions	2013	% of Revenue	2012	% of Revenue
Product revenue	$858	44.6%	$935	48.6%
Service revenue	1,065	55.4%	990	51.4%

Total revenue	1,923	100%	1,925	100%

Gross margin
Product gross margin	546	63.6%	638	68.2%
Service gross margin	496	46.6%	443	44.7%

Total gross margin	1,042	54.2%	1,081	56.2%

Operating expenses
Selling, general and administrative expenses	547	28.4%	518	26.9%
Research and development expenses	140	7.3%	133	6.9%

Total operating expenses	687	35.7%	651	33.8%

Operating income	$355	18.5%	$430	22.3%

Revenue

Total revenue was relatively flat in the nine months ended September 30 2013 compared to the same period in 2012. The revenue included a 1% adverse impact from foreign currency fluctuations. Product revenue decreased 8% in the nine months ended September 30, 2013 from the prior-year period, due primarily to macro-economic conditions in certain geographical territories throughout the world, extended sales cycles and a reduction in large customer orders in the current year. Additionally, service revenue in the nine months ended September 30, 2013 increased 8% from the prior-year period, with an underlying 7% increase in consulting services revenue, and 8% increase in maintenance services revenue, as compared to the prior-year period.

Gross Margin

Gross margin for the nine months ended September 30, 2013 was 54.2% compared to 56.2% in the prior-year period. Product gross margin decreased to 63.6% in the nine months ended September 30, 2013, compared to 68.2% in the prior-year period. The decrease in product margin was largely a result of less favorable product mix and an increased volume of COD, primarily in the Americas segment, when compared to the strong prior-year period. Service gross margin increased to 46.6% in the nine months ended September 30, 2013 compared to 44.7% in the prior-year period. The increase in services margins was driven primarily by improved consulting services margins from higher utilization of consulting resources in both the Americas and International segments.

Operating Expenses

Total operating expenses were $687 million in the nine months ended September 30, 2013 compared to $651 million in the prior-year period. SG&A increased by $29 million and was primarily driven by higher selling expense, resulting from our strategic initiative to add sales territories and related headcount, which was offset in part by lower variable incentive based compensation expense. R&D expenses increased $7 million and were driven by $3 million less in capitalization of software development cost, as well as higher engineering headcount expenses, which were offset in part by lower variable incentive based compensation expense.

Revenue and Gross Margin by Operating Segment

The following table presents revenue and operating performance by segment for the nine months ended September 30. For comparative purposes, prior-year amounts have been reclassified to conform to the current-year presentation:

In millions	2013	% of Revenue	2012	% of Revenue
Revenue
Americas	$1,169	61%	$1,170	61%
International	754	39%	755	39%

Total revenue	$1,923	100%	$1,925	100%

Gross margin
Americas	$668	57.1%	$703	60.1%
International	374	49.6%	378	50.1%

Total gross margin	$1,042	54.2%	$1,081	56.2%

Americas: Revenue decreased $1 million in the nine months ended September 30, 2013 from the prior-year period, with an underlying 7% decrease in product revenue offset in part by a 7% increase in service revenue. The revenue decrease was not materially impacted by foreign currency fluctuations. Gross margins were 57.1% for the nine months ended September 30, 2013, down from 60.1% in the prior-year period, driven primarily by lower product margins due to less favorable product mix, as well as lower consulting services margins, as noted above.

International: Revenue decreased $1 million in the nine months ended September 30, 2013 from the prior-year period, as an 8% increase in services revenue was largely offset by a 12% reduction in product revenue. The revenue decrease includes a 2% adverse impact by foreign currency fluctuations. Gross margins decreased slightly to 49.6% for the nine months ended September 30, 2013, from 50.1% in the prior-year period, as a greater proportion of services revenue (in relation to product revenue) were largely offset by improved consulting services margins, compared to the prior-year period.

Other Expense

The Company recognized $1 million of other expense, primarily interest expense on long-term debt, in the nine months ended September 30, 2013, the same as in the prior-year period.

Provision for Income Taxes

The effective tax rate in the nine months ended September 30, 2013 was 25.1%, compared to 28.4% in the prior-year period. The effective tax rate for the nine months ended September 30, 2013 included the marginal rate benefit of the Federal R&D Tax Credit for 2013, as well as a one-time discrete $4 million tax benefit associated with the Federal R&D Tax Credit for 2012, which was retroactively reinstated with the enactment of the American Taxpayer Relief Act of 2012 in January of 2013. There were no material discrete tax items, nor any benefit associated with the 2012 Federal R&D Tax Credit due to its expiration, reflected in the effective tax rate for the nine months ended September 30, 2012. In addition, the effective marginal tax rate for 2013 was favorably impacted by an increase in the Company’s domestic production activities federal tax deduction, which is a permanent tax item; the increase is driven by higher forecasted U.S. current taxable income in 2013 verses 2012.

Financial Condition, Liquidity and Capital Resources

Cash provided by operating activities decreased by $4 million in the nine months ended September 30, 2013 as compared to the nine months ended September 30, 2012. This decrease was due to lower net income as adjusted for non-cash items such as depreciation and amortization, share-based compensation expense and deferred income taxes, which was partially offset by a net increase in the various components of working capital.

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

The table below shows net cash provided by operating activities and capital expenditures for the following periods:

	Nine Months Ended September 30,
In millions	2013	2012
Net cash provided by operating activities	$447	$451
Less:
Expenditures for property and equipment	(44)	(49)
Additions to capitalized software	(56)	(60)

Free cash flow	$347	$342

Financing activities and certain other investing activities are not included in our calculation of free cash flow. Other investing activities for the nine months ended September 30, 2013 consisted of immaterial business acquisitions and investment activities which were closed during the period. Other investing activities for the nine months ended September 30, 2012 primarily consisted of the eCircle acquisition and other immaterial business acquisition and investment activities which were closed during the prior period. Teradata’s financing activities for the nine months ended September 30, 2013 included purchases of the Company’s common stock. The Company purchased 3.3 million shares of its common stock at an average price per share of $56.02 in the nine months ended September 30, 2013. Share repurchases were made under the two share repurchase programs initially authorized by our Board of Directors in 2008. The first program (the “dilution offset program”) authorizes the Company to repurchase Teradata common stock to the extent of cash received from the exercise of stock options and the Teradata Employee Stock Purchase Plan (“ESPP”) to offset dilution from shares issued pursuant to these plans.

In February 2012, the board approved a new $300 million share repurchase authorization to replace the prior $300 million authorization under the Company’s second share repurchase program (the “general share repurchase program”) that was to expire in February 2012. In December 2012, the board approved an additional $300 million increase in the share repurchase authorization under the Company’s general share repurchase program. As of September 30, 2013, the Company had $209 million of authorization remaining on the general share repurchase program to repurchase outstanding shares of Teradata common stock. On October 14, 2013, the board approved an additional $300 million increase in the share repurchase authorization under this program resulting in a total of $509 million of authorization remaining on the program as of that date. Share repurchases made by the Company are reported on a trade date basis. Our share repurchase activity depends on factors such as our working capital needs, our cash uses for capital investment opportunities, our stock price, and economic and market conditions.

Proceeds from the ESPP and the exercise of stock options were $23 million during the nine months ended September 30, 2013 and $48 million during the nine months ended September 30, 2012. These proceeds are included in Other financing activities, net in the Condensed Consolidated Statements of Cash Flows (Unaudited). Additionally, during the nine months ended September 30, 2013, the Company repaid $11 million against its outstanding term loan, which is discussed further below.

Our total in cash and cash equivalents held outside the United States in various foreign subsidiaries was $617 million as of September 30, 2013 and $497 million as of December 31, 2012. The remaining balance held in the United States was $245 million as of September 30, 2013 and $232 million as of December 31, 2012. Under current tax laws and regulations, if cash and cash equivalents and short-term investments held outside the United States are distributed to the United States in the form of dividends or otherwise, we would be subject to additional U.S. income taxes (subject to an adjustment for foreign tax credits) and possible foreign withholding taxes. As of September 30, 2013, we have not provided for the U.S. federal tax liability on approximately $985 million of foreign earnings that are considered permanently reinvested outside of the United States.

In June 2012, Teradata entered into a five-year revolving credit agreement (the “Credit Facility”), under which the Company may borrow up to $300 million. The Credit Facility ends on June 15, 2017 at which point any remaining outstanding borrowings would be due for repayment unless extended by agreement of the parties for up to two additional one-year periods. The interest rate charged on borrowings pursuant to the Credit Facility can vary depending on the interest rate option the Company chooses to utilize and the Company’s leverage ratio at the time of the borrowing. In the near term, Teradata would anticipate choosing a floating rate based on the London Interbank Offered Rate (“LIBOR”). The Credit Facility is unsecured and contains certain representations and warranties, conditions, affirmative, negative and financial covenants, and events of default customary for such facilities. As of September 30, 2013, the Company had no outstanding borrowings on the Credit Facility, and was in compliance with all covenants.

In April 2011, Teradata entered into a $300 million five-year, unsecured term loan. The outstanding principal amount of the term loan agreement bears interest at a floating rate based upon a negotiated base rate or a Eurodollar rate plus in each case a margin based on the leverage ratio of the Company. As of September 30, 2013, the term loan principal outstanding was $278 million, carried an interest rate of 1.1875% and the Company was in compliance with all covenants.

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

In many cases, the accounting treatment of a particular transaction is specifically dictated by GAAP and does not require significant management judgment in its application. There are also areas in which management’s judgment in selecting among available alternatives would not produce a materially different result. The significant accounting policies and estimates that we believe are the most critical to aid in fully understanding and evaluating our reported financial results are discussed in the 2012 Annual Report. Teradata’s senior management has reviewed these critical accounting policies and related disclosures and determined that there were no significant changes in our critical accounting policies in the nine months ended September 30, 2013. Also, there were no significant changes in our estimates associated with those policies.

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

Based on their evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective to provide reasonable assurance as of September 30, 2013.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the last fiscal quarter ended September 30, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Purchase of Company Common Stock

During the third quarter of 2013, the Company executed purchases for 25,700 shares of its common stock at an average price per share of $49.90 under the two share repurchase programs that were authorized by our Board of Directors in 2008. The first program (the “dilution offset program”) authorizes the Company to purchase Teradata common stock to the extent of cash received from the exercise of stock options and the Teradata Employee Stock Purchase Plan (“ESPP”) to offset dilution from shares issued pursuant to these plans. In February 2012, the board approved a new $300 million share repurchase authorization to replace the prior $300 million authorization under the Company’s second share repurchase program (the “general share repurchase program”), that was to expire in February 2012. In December 2012, Teradata announced that the board approved an additional $300 million increase in the share repurchase authorization under the Company’s general share repurchase program. As of September 30, 2013, the Company had $209 million of authorization remaining under the general share repurchase program to repurchase outstanding shares of Teradata common stock. On October 14, 2013, the board approved an additional $300 million increase in the share repurchase authorization under this program resulting in a total of $509 million of authorization remaining on the program as of that date. Share repurchases made by the Company are reported on a trade date basis.

Section 16 officers occasionally sell vested shares of restricted stock to the Company at the current market price to cover their withholding taxes. For the nine months ended September 30, 2013, the total of these purchases was 53,204 shares at an average price of $62.17 per share.

The following table provides information relating to the Company’s share repurchase programs for the nine months ended September 30, 2013:

Month	Total Number of Shares Purchased	Average Price Paid per Share	Number of Shares Purchased as Part of Publicly Announced Dilution Offset Program	Number of Shares Purchased as Part of Publicly Announced General Share Repurchase Program	Dollar Value that May Yet Be Purchased Under the Dilution Offset Program	Dollar Value that May Yet Be Purchased Under the General Share Repurchase Program
First Quarter Total	1,611,253	$58.43	113,822	1,497,431	$3,101,443	$288,814,961

Second Quarter Total	1,631,780	$53.73	155,320	1,476,460	$1,577,840	$209,264,703

July 2013	25,700	$49.90	25,700	—	$—	$—
August 2013	—	$—	—	—	$—	$—
September 2013	—	$—	—	—	$—	$—

Third Quarter Total	25,700	$49.90	25,700	—	$8,255,811	$209,264,703

Item 3. Defaults Upon Senior Securities.

None

Item 4. Mine Safety Disclosures.

None

Item 5. Other Information.

None

Item 6. Exhibits.

Reference Number per Item 601 of Regulation S-K	Description

2.1	Form of Separation and Distribution Agreement between Teradata Corporation and NCR Corporation (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K dated September 11, 2007).

3.1	Amended and Restated Certificate of Incorporation of Teradata Corporation, as amended and restated on September 24, 2007 (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K dated September 25, 2007).

3.2	Amended and Restated Bylaws of Teradata Corporation, as amended and restated on April 20, 2012 (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K dated April 26, 2012).

4.1	Common Stock Certificate of Teradata Corporation (incorporated by reference to Exhibit 4.1 to the Quarterly Report on Form 10-Q dated November 13, 2007).

31.1	Certification pursuant to Rule 13a-14(a), dated November 4, 2013.

31.2	Certification pursuant to Rule 13a-14(a), dated November 4, 2013.

32	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated November 4, 2013.

101	Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Condensed Consolidated Statements of Income for the three and nine month periods ended September 30, 2013 and 2012, (ii) the Condensed Consolidated Statements of Comprehensive Income for the three and nine month periods ended September 30, 2013 and 2012, (iii) the Condensed Consolidated Balance Sheets at September 30, 2013 and December 31, 2012, (iv) the Condensed Consolidated Statements of Cash Flows for the nine month periods ended September 30, 2013 and 2012 and (v) the notes to the Condensed Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TERADATA CORPORATION

Date: November 4, 2013	By:	/s/ Stephen M. Scheppmann
Stephen M. Scheppmann
Executive Vice President and Chief Financial Officer