Form 10-K
period 2013-12-31
TERADATA CORP /DE/
filed 2014-02-27
CIK 816761

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2013

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes   ☐    No  ☒

The aggregate market value of voting stock held by non-affiliates of the registrant as of June 30, 2013, was approximately $8.2 billion.

At January 31, 2014, there were approximately 159.2 million shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Part III:	Portions of the registrant’s Notice of Annual Meeting of Stockholders and Proxy Statement, to be filed with the Securities and Exchange Commission pursuant to Regulation 14A within 120 days after registrant’s fiscal year end of December 31, 2013 are incorporated herein by reference.

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

PART I

FORWARD-LOOKING STATEMENTS

Forward-looking statements in our public filings or other public statements are subject to known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements or other public statements. These forward-looking statements were based on various facts and were derived utilizing numerous important assumptions and other important factors, and changes in such facts, assumptions or factors could cause actual results to differ materially from those in the forward-looking statements. Forward-looking statements include the information concerning our future financial performance, business strategy, projected plans and objectives. Statements preceded by, followed by or that otherwise include the words “believes,” “expects,” “anticipates,” “intends,” “projects,” “estimates,” “plans,” “may increase,” “may fluctuate,” and similar expression or future or conditional verbs such as “will,” “should,” “would,” “may” and “could” are generally forward-looking in nature and not historical facts. You should understand that the factors described under “Risk Factors” and the following important factors could affect our future results and could cause actual results to differ materially from those expressed in such forward-looking statements:

•

the rapidly changing and intensely competitive nature of the information technology (“IT”) industry and the software applications and analytic data platform businesses, including the ongoing consolidation activity, threats from new and emerging analytic data technologies and competitors, and pressure on achieving continued price/performance gains for analytic data solutions;

•	fluctuations in our operating results, timing of transactions, unanticipated delays or accelerations in our sales cycles and the difficulty of accurately estimating revenues;

•	our ability to successfully leverage significant acquisitions;

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

Item 1. BUSINESS

Overview. Teradata Corporation (“we,” “us,” “Teradata,” or the “Company”) is a global leader in analytic data platforms, marketing and analytic applications, and related consulting services. Our analytic data platforms are comprised of software, hardware, and related business consulting and support services – for data warehousing, active intelligence, big data analytics, and data discovery. Through our Teradata Unified Data Architecture™ (a comprehensive enterprise approach that integrates our analytic data platforms and multiple technologies, including third-party provided products, into a cohesive data architecture), we help customers access and manage data and extract business value and insight from their data. Our applications are designed to leverage data to: improve organizations’ effectiveness in marketing to their customers, determine customer and product profitability, forecast consumer demand, and discover new insights. Our consulting services allow customers to maximize use and leverage the value of their analytic data and marketing investments. Our services include a broad range of offerings including consulting, cloud (software as a service), hosting, platform management, and related installation services (collectively, “consulting services”) and support services. We serve customers across a broad set of industries from around the world, including communications, financial services, government, healthcare, insurance, manufacturing, media and entertainment, retail, and travel and transportation — with offerings ranging from small departmental implementations to many of the world’s largest analytic data platforms and marketing applications. We provide our offerings on-premise or in the cloud (as a service).

Teradata operates from four main locations in the United States: Dayton, Ohio; Johns Creek (Atlanta), Georgia; Rancho Bernardo (San Diego), California; and Indianapolis, Indiana. In addition, we have sales and services offices located in approximately 43 countries.

For the full year ended December 31, 2013, we had net income of $377 million and total revenues of $2.692 billion, of which approximately 61% was derived in the Americas region (North America and Latin America) and 39% in the International region (Europe, Middle East, Africa, Asia Pacific and Japan). For financial information about these geographic areas which are also our reportable segments as of December 31, 2013, see “Note 11—Segment, Other Supplemental Information and Concentrations” in the Notes to Consolidated Financial Statements elsewhere in this Annual Report.

History and Development. Teradata was formed in 1979 as a Delaware corporation. Teradata established a relational database management system on a proprietary platform in 1984. In 1990, Teradata partnered with NCR Corporation (“NCR”) to jointly develop next-generation database systems. In 1991, AT&T Corp. acquired NCR and, later that year, NCR purchased Teradata.

In 1996, AT&T spun off NCR (including Teradata) to form an independent, publicly-traded company, NCR Corporation. In 1999, NCR consolidated its Teradata data warehousing operations and product offerings into a separate operating division. On September 30, 2007, NCR was effectively separated into two independent, publicly-traded companies through the distribution of 100% of its Teradata data warehousing business to shareholders of NCR.

Since that time, we have increased our investments and focus to extend the scope of our business to include a full range of analytic data platforms. In 2011, Teradata completed its acquisitions of Aprimo, Inc. (“Aprimo”), a global provider of cloud-based integrated marketing software, and Aster Data Systems, Inc. (“Aster Data”), a technology leader in big data analytics. In 2012, Teradata completed the acquisition of eCircle Beteiligungs GmbH (“eCircle”), a leading cloud-based, full-service digital marketing provider in Europe.

Industry Overview

Our revenues are primarily generated in three multi-billion dollar markets: data warehousing, big data analytics and marketing and analytic applications. These markets include data warehouse database software, discovery platform software, marketing application software, supporting hardware (servers, storage and interconnects), consulting services, cloud services and maintenance services. We expect that the need for analytic data solutions and marketing and analytic application software will continue to grow as organizations increasingly rely on data and analytics to compete on a global basis. This need is further driven by the convergence of the following key market dynamics we have observed:

•

high levels of data growth are being driven by new data types, in particular multi-structured data, examples of which include web logs, sensor and social network data, internet text and search indexing, call detail records, genomics, biological research, medical records, seismic/exploration data, photography and video archives, and large scale e-commerce data – which we also refer to as “big data”;

•	increasing obstacles in building and managing effective analytic environments, caused by the growth and volume of new types of data and multiple data management systems;

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

•

improved analytic data platform affordability due to price/performance gains on server, disk, and memory hardware as well as open source software is enabling new types of usage, and the maintenance and analysis of more historical and near real-time data; and

•	the adoption by customers of more real time, or “active,” environments is driving more applications, usage and capacity.

Our Solutions

Teradata’s Unified Data Architecture is a comprehensive framework that enables organizations to address all types of data and analytics. This architecture combines the complementary value of technologies from Teradata, Teradata Aster, and open source Apache™ Hadoop® to accelerate the time to value from all of an organization’s data.

Data Warehousing. Data warehousing is the process of capturing, integrating, storing, managing, and analyzing data to answer business questions and exploit data for insight and value better than anyone else. Customers use our data warehousing software and hardware technologies and related services to acquire and integrate data from multiple sources, manage and analyze this data to gain business insights from data-driven decisions.

Active Intelligence. Teradata extends traditional data warehousing by integrating advanced analytics into enterprise business processes through Active Intelligence, the process of reducing the time between obtaining information and acting on it. Specifically, Active Intelligence integrates detailed historical information with near real-time data, to deploy timely, accurate strategic intelligence to knowledge workers in the corporate office as well as operational intelligence to front line users, customers and partners.

Big Data Analytics. Big data analytics describe analytic platform environments with significant data volume, variety, velocity and complexity. We help companies deal with emerging big data that typically has unknown relationships where fast analytic iteration is required to unlock new insights.

Integrated Marketing Applications. We offer fully integrated marketing management solutions to help organizations realize more effective marketing for greater results and gain more efficient marketing operations. Our integrated marketing management solutions manage marketing workflows, budget allocation, leads analytics, and digital assets from one integrated platform.

Our Products and Services. We are a single-source provider of analytic data platforms with a fully integrated business that includes market-leading technologies and customer-focused professionals. Our products are optimized and integrated specifically for data analytics and marketing and analytic applications, including our database and application software, workload-specific hardware platforms, and related consulting and support services.

Our software and hardware products include:

•

Teradata Analytic Database Software—Our Teradata® Database software combined with our massively parallel processing (“MPP”) hardware architecture provides the foundation for our unique ability to support and manage a wide range of mixed workloads and analytic data functions. Our Teradata Database software is designed to deliver near real-time intelligence for our customers with capabilities and features such as: support of short-term operational and long-term strategic workloads (mixed workloads), the ability to handle thousands of concurrent queries from thousands of concurrent users, robust and simplified system management, high system availability, event monitoring, and easy integration into the enterprise. Our database software includes Teradata Intelligent Memory, which keeps the most frequently used data in memory for rapid query processing. We also offer license subscriptions that provide our customers with when-and-if-available upgrades and enhancements to our database software. This software is available via an on-premise or a cloud delivery model.

•

Teradata Workload-Specific Platforms— Products in this category are purpose-built to provide an analytic data platform that is used for all types of data-capturing, storing, archiving, and refining – and all types of uses – from fully-integrated warehouses, departmental data marts, discovery, archiving and disaster recovery. Key software products include the Teradata Database, Teradata Aster database and Hadoop (leveraging the Apache Hadoop distribution). For the hardware component of our solutions, Teradata integrates and optimizes industry standard hardware components to create highly-available, massively-scalable solution stacks. We utilize industry-standard Intel® Xeon multi-core processors, along with industry-standard storage offerings, that are designed to provide seamless, transparent scalability. Our research and development efforts have sought to optimize Teradata’s platforms as high-performance, scalable, and easily manageable and supportable systems. Each platform comes ready to run for a distinct need, from basic reporting and analysis to integrated big data analytics, to data warehousing with full Active Intelligence capability. Teradata’s workload-specific platforms are designed to allow customers to meet their specific workload needs at various and most appropriate price points. These platforms (appliances) are available both on-premise or via a cloud delivery model.

•

Teradata Aster Discovery Platform—Our big data analytics discovery platform is pre-configured with our powerful Teradata Aster Database, our patented SQL-MapReduce® framework and a fully-supported Teradata hardware platform. It includes the Teradata Aster SQL-GR™ analytic engine, for graph analysis across big data sets. Also included is the extensible Teradata Aster SNAP Framework ™, which integrates multiple analytic engines and data stores that are designed to deliver an improvement in ease-of-use, analytic power, and performance. Our discovery platform is designed to provide business analysts and data scientists with an easy, reliable and powerful platform for rapid exploration and discovery from all data with next-generation analytics, which creates new, differentiated business value. With Aster, analysts can use commonly available business intelligence and reporting tools, access data in Hadoop directly, join it with data as needed in the Aster database, and leverage the analytical power of SQL-MapReduce and other business-ready analytic functions for applications such as click-stream analysis, marketing attribution, and customer churn analysis.

•

Teradata Logical Data Models—Our industry-specific logical data models (“LDMs”) are designed as easy-to-follow blueprints for designing an integrated data warehouse that reflects business priorities tailored to the specific needs of a particular industry. In addition, our Unified LDM provides a unified view across multiple common subject areas. Our LDMs are licensed to our customers as a key component of our analytic data platform solutions. We also offer subscriptions that provide our customers with when-and-if-available upgrades and enhancements to our LDMs.

•

Teradata Integrated Marketing Applications—Our fully-integrated marketing applications help organizations manage marketing workflows, budget allocation, leads, analytics, and digital assets. Designed to automate the planning and creation of timely and relevant campaigns for end-user customers and prospects, the following applications are offered on-premise and in the cloud (software as a service):

•	Teradata Marketing Operations for efficient marketing resource management;

•	Teradata Campaign Management for planning and performance analysis across multiple marketing channels; and

•	Teradata Digital Messaging for executing relevant, personalized communications and delivering a consistent customer experience.

•

Teradata Analytic Applications—We offer a broad suite of applications that deliver value by analyzing data and delivering intelligence across the enterprise. The areas covered by these applications include master data management, demand and supply chain management, finance and performance management, profitability analytics, and data mining.

Our service offerings include:

•

Teradata Business Consulting Services—Teradata offers services to identify and prioritize customer analytic needs to support corporate strategy. Our Teradata business consultants have extensive industry expertise and hands-on experience to help our customers quickly recognize business value. We employ skilled consultants who provide analytic data platform business impact modeling, analytic roadmap and maturity assessments, and solution planning. The business consultants work closely with the technology and implementation services to help plan and implement a complete project for the customer.

•

Teradata Technology and Implementation Services—Teradata offers services to deliver a solution that meets business requirements via a disciplined analysis of conceptual, logical and physical design choices. Our skilled consultants provide analytic data platform design, architecture, migration, upgrade, implementation, optimization, and expansion services for enterprise analytics including data integration, business intelligence and Hadoop. Our consultants provide big data analytics and Hadoop consulting, enterprise analytics consulting, data management services, and business intelligence consulting. Our Global Consulting Centers around the world are staffed with professionals trained in our proven solutions methodologies, and supplement local consulting teams by accessing and utilizing the accumulated wealth of our global knowledge base. We provide both onshore and offshore consulting resources to address specific customer requirements.

•

Teradata Managed Services—Teradata offers management services for data integration, data warehouse, discovery, Hadoop and business intelligence environments from a single source. These services encompass monitoring and managing day-to-day analytics operations to helping improve processes for greater productivity and efficiency.

•

Teradata Marketing and Analytic Application Services—Teradata has consultants with extensive marketing and analytic applications knowledge to implement our application solutions on-premise or integrate with the marketing cloud solutions. Teradata also has media services to help customers manage their marketing communications with their customers.

•

Teradata Cloud Services—We offer our integrated marketing applications and our analytic data platforms as a service to our customers. Our cloud services provide customers the flexibility to access Teradata solutions on demand in a secure environment with pay-as-you go pricing options.

•

Teradata Customer Support Services—Our customer services organization provides an experienced, single point of contact and delivery for the deployment, support and ongoing management of Teradata analytic data platforms and applications around the world. Our customer support service offers both proactive and reactive services, including installation, maintenance, monitoring, back-up, and recovery services to allow customers to maximize availability and better leverage the value of their investments in Teradata solutions.

•

Training Services—To enhance the value of their investment, we also provide our customers with training to help them get the most value from their Teradata analytic data platforms and marketing and analytical applications.

Our Strategy. Teradata helps companies achieve competitive advantage and win in their markets by empowering them to become “data-driven businesses” capable of exploiting data for insight and value. With Teradata, companies can become more competitive by leveraging data insights to reduce costs, improve business processes, enhance customer relationships, and drive innovation. Companies can also engage in better data-driven marketing through Teradata’s industry-leading analytic data platforms, marketing applications and proven consulting experience and expertise.

Our strategy focuses on three large and growing markets: data warehousing, big data analytics and marketing applications. We continue to focus on the following key initiatives to broaden our position in the market and take advantage of these market opportunities.

•

Invest to expand our leading Unified Data Architecture, data warehouse software and platform family, big data discovery platforms, Hadoop-based data management platforms, and marketing applications to address multiple market segments through internal development and targeted strategic acquisitions;

•

Deliver our solutions via the cloud (as a service) or on premise with offerings that support applications as a service, data warehousing as a service, as well as discovery analytics as a service and data management as a service;

•	Invest in partnerships to increase the number of solutions available on Teradata platforms, maximize customer value, and increase our market coverage; and

•

Continue to seek opportunities to strengthen our sales resources (e.g., by opportunistically hiring incremental sales account executives as well as technology and industry consultants, and sales support resources).

Customers. We focus the majority of our sales efforts on the Global 3000 leading companies across a broad set of industries, including banking/financial services, communications (including telecommunications, e-business, and media and entertainment), government, insurance and healthcare, manufacturing, retail, travel and transportation logistics, and energy and utilities. These industries provide a good fit for our analytic data platforms, as they tend to have large data volumes, and expanding sources of data, complex data management requirements, or large and varied groups of users. The extent to which any given customer contributes to our revenues generally varies significantly from year to year and quarter to quarter.

With more than 30 years of experience, Teradata is a leader in implementing analytic data platforms. Our customers represent some of the best-known companies around the world. Teradata solutions support 18 of the top 20 global telecommunication firms, 17 of the top 20 global commercial and savings banks, 15 of the top 20 global retailers, and 14 of the top 20 travel and transportation companies (Rankings are based on Teradata customers and the 2012 Fortune Global 500 data released in July 2013, which ranks companies by total revenues for their respective fiscal years ended on or before March 31, 2013).

Although Teradata is a well-established vendor with strong penetration in each of these industries, our market and growth potential remain strong, as existing customers routinely increase the size and scope of their data environments due to growth in the number of users, amounts and types of data, and types and complexity of workloads, queries and analytics.

Data warehouses are typically built one project at a time. For example, an initial data warehouse may start with a single subject area, which forms the foundation of data that is available to be leveraged for the next project, and so on. In the big data discovery market, customers begin with a single platform and often increase the size or number of platforms to fully integrate and operationalize the business value via the Teradata Unified Data Architecture. Therefore, a customer with a large order in one quarter is likely to generate additional revenue for Teradata in subsequent periods. However, due to the breadth of our customer base, no single customer of Teradata (overall or within any of our reportable segments) accounted for 10% or more of our total revenue in any of the last three fiscal years. For the year ended December 31, 2013, our top ten customers collectively accounted for approximately 16% of our total revenues. Moreover, Teradata’s total revenue and revenue for each reportable segment can vary considerably from period to period given the different growth patterns of our existing customers’ data warehouse systems, discovery platforms and data management platforms and the variable timing of new customer orders. Due to the size and complexity of these transactions (purchases), the sales cycle for a new analytic data platform is often fairly long (typically more than a year). Our results in any particular quarter have generally been dependent on our ability to generate a relatively small number of large orders for that quarter.

Partners, Marketing and Distribution Channels

Strategic Partnerships. We seek to leverage our sales and marketing reach by partnering with leading global and regional systems integrators, independent software vendors, and consultants, which we believe complement our analytic data platforms.

•

Alliance Partners—Strategic partnerships are a key factor in our ability to leverage the value of our analytic data platforms and expand the scope of our offerings to the marketplace. Our partner program is focused on working collaboratively with independent software vendors in several areas critical to our analytic data platforms, including tools, data and application integration solutions, data mining, analytics, business intelligence, and specific horizontal and industry solutions. Our goal is to provide customer choices with partner offerings that are optimized and certified with our solutions, and fit within the customer’s enterprise IT environment. Our strategic alliance partners include many leaders in the business intelligence, data acquisition and analytics market.

•

Systems Integrators—Teradata works with a range of consultants and systems integrators that engage in the design, implementation and integration of analytic data platforms and marketing and analytic applications for our joint clients. Our strategic partnerships with select global consulting and systems integration firms provide broad industry and technology expertise in the design of business solutions that leverage Teradata technology to enable enterprise analytics and operational intelligence. In general, these partners are trusted advisors who assist in vision and strategy development with our customers while objectively assessing and meeting their needs. Our strategic global consulting and systems integration partners include Accenture, Capgemini, Cognizant, IBM Global Business Services, and Wipro Limited.

Sales and Marketing. We sell and market our analytic data platforms in our reportable segments (which include the Americas and International regions) primarily through a direct sales force. We believe our quota-carrying sales force increases our visibility and penetration in the marketplace and fosters long-term customer relationships and additional product sales. We have approximately 80% of our employees in customer-facing and/or revenue driving roles (including sales, consulting and customer service, and product engineering).

We support our sales force with marketing and training programs which are designed to grow awareness and highlight our technology leadership and differentiation in the market, educate the sales force to build skills and knowledge, as well as provide a robust set of tools for use by our direct sales force. In support of growing awareness of the need for enterprise data warehousing and Teradata solutions specifically, we employ a broad range of marketing strategies including programs to inform and educate customers and prospects, the media, industry analysts, academics and other third-party influencers. These strategies include targeted direct marketing, our website, webinars, trade shows and conferences. We annually host or participate in worldwide and regional user conferences that take place in numerous locations around the globe.

We also believe that promoting customer success and return on investment is an important element of our success. As a result we have developed an active program to support and leverage customer references and testimonials/success stories.

Resellers and Distributors. Although the majority of our sales are direct, in limited situations to extend our sales coverage, we also market and sell our products through third-party channels, including resellers and distributors. We have a small number of licensed resellers, and have license and distribution agreements with independent distributors in several countries worldwide. The distribution agreements generally provide for the right to offer our products within a territory. Our distributors generally maintain sales and services personnel dedicated to our products. Accordingly, we have dedicated sales, marketing, and technical alliance resources designed to optimize our reseller and distributor relationships.

Sources of Materials. Our hardware components are assembled and configured by Flextronics International Ltd. (“Flextronics”). Our platform line is designed to leverage the best-in-class components from industry leaders. Our data storage devices and memory components utilize industry-standard technologies, but are selected and configured to work optimally with our software and hardware platform. Flextronics also procures a wide variety of components used in the assembly process on our behalf. Although many of these components are available from multiple sources, Teradata utilizes preferred supplier relationships to better ensure more consistent quality, cost and delivery. Typically, these preferred suppliers maintain alternative processes and/or facilities to ensure business continuity of supply. Given our strategy to outsource product assembly activities to Flextronics and to source certain components from single suppliers, a disruption in production at Flextronics or at a supplier, or a global shortage of components, could impact the timing or profitability of customer shipments.

Competition. The analytic data platforms market is highly competitive, and we face a number of large traditional competitors, such as IBM and Oracle. We also expect to continue to see new and emerging competitors, as large and growing markets attract more market participants. We compete successfully in the marketplace and are bolstered by our expanded Teradata workload-specific platform family, which includes the: Active Enterprise Data Warehouse, Data Warehouse Appliance, Data Mart Appliance, Integrated Big Data Platform, all of which run on the Teradata Database; the Teradata Aster Discovery platform, and Teradata Appliance for Hadoop (leveraging the Apache Hadoop distribution); a powerful suite of software tools; and related services. These solutions are tied together within our Unified Data Architecture. We believe our proven architecture for both structured and unstructured data, integrated solutions with high-performing and scalable technology, deep and broad consulting and support services capabilities, strong customer relationships, and our successful track record will collectively enable us to continue to compete successfully. For more information, see Item 1A, Risk Factors, elsewhere in this Annual Report.

Competitors take different technical and integration approaches to addressing enterprise analytics needs, and therefore they often recommend a different architecture than we do. We believe that our customers recognize the advantages of our technologies and our approach as described above.

Our Active Enterprise Data Warehouse platform technology is designed to scale with customer growth needs and support the coexistence of multiple generations of nodes in a single environment, thus protecting the customer’s prior investments. Because our Teradata workload-specific platform family also includes data warehousing and big data discovery appliances, we believe we have the right platform for any analytical architecture need and any data type, both structured and unstructured, which makes our analytic data platforms particularly attractive to customers and enable us to successfully compete in the marketplace.

Key factors used to evaluate competitors in these markets include: data analytics experience; customer references; technology leadership; product quality; performance, scalability, availability and manageability; support and consulting services capabilities; industry knowledge; and total cost of ownership. We believe we have a competitive advantage in providing complete, integrated, and optimized analytic data platforms that address customers’ business, technical and architecture requirements.

Many companies participate in adjacent areas of the analytics market, such as enterprise analytic and business intelligence application software. The status of our business relationships with these companies can influence our ability to compete. Our products also complement offerings of some of our competitors, with whom we have formed partnerships to work with their business intelligence and application software businesses. Examples of these companies include both IBM and Oracle, due to their acquisitions of other business intelligence, consulting and application software companies in recent years.

In the marketing applications space we also see competition from companies like IBM, Oracle, and Adobe, along with a variety of niche providers whose offerings overlap to a greater or lesser degree with our own. The marketing application space is growing rapidly and, as with many large growing markets, continues to attract new competitors, either through acquisition or new development. We believe we compete successfully in this market, supported by the integration of our marketing applications with the Teradata data analytic solutions and other leading data solutions providers. Our ability to compete is further enhanced by the integration between our marketing operations, campaign management, and digital messaging solution components which make up our marketing application suite. Our competitive differentiators also include high-level performance at scale, robust and flexible functionality, and a complete product set for online and offline marketing.

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

Research and Development (“R&D”). We remain focused on designing and developing products, services and solutions for analytic data platforms and marketing and analytic applications that anticipate our customers’ changing technological needs. As we seek improvements in our products and services, we also consider our customers’ current needs as we design our new technology so that new generations of the Teradata database software and operating platforms are compatible with prior generations of our technology. We believe our extensive R&D workforce is one of our core strengths. The global R&D team for analytic data platforms is headquartered at our facility in Rancho Bernardo (San Diego), California. R&D for marketing and analytic applications is headquartered in Raleigh, North Carolina. We anticipate that we will continue to have significant R&D expenditures, which may include strategic acquisitions, in order to help support the flow of innovative, high-quality products, services and applications, which is vital to our leading competitive position. For information regarding the accounting and costs included in R&D activities see “Note 1—Description of Business, Basis of Presentation and Significant Accounting Policies” in the Notes to Consolidated Financial Statements elsewhere in this Annual Report.

Intellectual Property and Technology. The Company owns approximately 661 patents in the United States and about 46 patents in foreign countries. The foreign patents are generally counterparts of the Company’s U.S. patents. Many of the patents that we own are licensed to others, and we are licensed to use certain patents owned by others. While our portfolio of patents and patent applications in aggregate is of significant value to our Company, we do not believe that any particular individual patent is by itself of material importance to our business as a whole.

In addition, the Company owns copyrights and trade secrets in its vast code base which makes up the core Teradata software product offerings, including the Teradata database and application software products. The Teradata database software, which was initially based upon computer science research at the California Institute of Technology, works on multiple tasks at once, an approach known as “parallel processing.” The Teradata database software architecture is known in the industry as a massively parallel processing system. Parallel processing vastly increases the speed with which results are delivered and correspondingly increases the amount of data that can be queried and the number and complexity of queries that can be run at the same time. The name “Teradata” evokes the ability to manage terabytes (i.e., trillions of bytes) of data. One of our key technological advances has been making the Teradata database software and hardware compatible with several operating systems, such as UNIX, LINUX and Windows. The Teradata database software is a relational database management system that reflects the investment of hundreds of person-years of development work.

The source code versions of our products are protected as trade secrets and, in all major markets, as unpublished copyright works. We also protect our rights in the Teradata database software, Teradata Aster’s patented SQL-MapReduce technology, SQL-GR graph technology and related intellectual property; however, there can be no assurance that these measures will be successful. The Company owns the Teradata®, Aprimo®, Aster® and eCircle® trademarks, which are registered in the United States and in many foreign countries, as well as other trade names, service marks, and trademarks.

Employees. As of December 31, 2013, we had approximately 10,800 employees globally. We believe that our future success will depend, in part, on our ability to continue to attract, hire and retain skilled and experienced personnel.

Properties and Facilities. Our corporate headquarters is located in Dayton, Ohio, and we manage our business through four main locations in the United States: Dayton, Ohio; Johns Creek (Atlanta), Georgia; Rancho Bernardo (San Diego), California; and Indianapolis, Indiana. As of December 31, 2013, we operated approximately 108 facilities throughout the world. We own our Rancho Bernardo complex. All of our other research and development facilities are leased, as well as our offices in Dayton, Johns Creek and Indianapolis, technical support centers, training, and other miscellaneous sites. We maintain facilities in approximately 43 countries.

Executive Officers of the Registrant. The following table sets forth the information as of January 31, 2014 regarding the individuals who are serving as our executive officers.

Name	Age	Position(s)
Michael Koehler	61	President and Chief Executive Officer
Stephen Scheppmann	58	Executive Vice President and Chief Financial Officer
Rocky Blanton	53	Executive Vice President, Americas
Saundra Davis	50	Chief Human Resource Officer
Robert Fair	51	Executive Vice President and Chief Marketing and Information Officer
Scott Gnau	48	Executive Vice President, Teradata Labs
Daniel Harrington	50	Executive Vice President, Global Consulting and Support Services
Bruce Langos	60	Chief Operations Officer
Darryl McDonald	55	Executive Vice President, Applications
Laura Nyquist	60	General Counsel and Secretary
Hermann Wimmer	50	Executive Vice President, International

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

Stephen Scheppmann. Stephen Scheppmann has served as Executive Vice President and Chief Financial Officer of Teradata since September 4, 2007. He served as Executive Vice President and Chief Financial Officer of Per-Se Technologies, Inc., a leading provider of administrative healthcare industry services, from May 2006 until May 2007, following the completion of that company’s acquisition. From 2000 to May 2006, Mr. Scheppmann served as Executive Vice President and Chief Financial Officer for NOVA Information Systems, Inc., and, from 1988 to 2000, he was Senior Vice President and Chief Financial Officer of Larson-Juhl, Inc. From January 2006 until June 2012, Mr. Scheppmann served as a member of the Board of Directors of eResearch Technology, Inc. and as chairman of its Audit Committee from April 2006 until June 2012.

Rocky Blanton. Rocky Blanton is Executive Vice President, Americas of Teradata. Previously, Mr. Blanton served as Vice President of the Americas region for Teradata from October 2007 to December 2012. He served as Vice President of the Americas region, Teradata Division of NCR from 2002 to September 2007. Mr. Blanton began his career with NCR in 1982 and held various sales and management positions of increasing responsibility before joining Teradata.

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

Daniel Harrington. Daniel Harrington is Executive Vice President, Global Consulting and Support Services for Teradata leading Teradata’s global consulting and support services organizations. Prior to this position, Mr. Harrington served as Executive Vice President, Technology and Support Services of Teradata from October 2007 to December 2012. He served as Vice President, Customer Services, Teradata Division of NCR, from January 2005 until September 2007. From April 1999 to December 2004, he was Vice President, Northern Europe, Teradata Division with responsibility for Europe sales. Mr. Harrington joined NCR in 1985 and held a number of positions of increasing responsibility in the areas of sales, marketing and product management before he joined Teradata.

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

Information. Teradata makes available through its website, free of charge, its Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, and Current Reports on Form 8-K, and all amendments to such reports, as soon as reasonably practicable after these reports are electronically filed or furnished to the U.S. Securities and Exchange Commission (“SEC”) pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934. These reports and other information are also available, free of charge, at www.sec.gov. Alternatively, the public may read and copy any materials we file with the SEC at the SEC’s Public Reference Room at 100 F Street, N.E., Washington, D.C. 20549. Information on the operation of the Public Reference Room may be obtained by calling the SEC at 1-800-SEC-0330. Teradata will furnish, without charge to a security holder upon written request, the Notice of Meeting and Proxy Statement for the 2014 Annual Meeting of Stockholders. Teradata will furnish the Code of Conduct and any other exhibit at cost (the Code of Conduct is also available through Teradata’s website at http://www.teradata.com/code-of-conduct/). Document requests are available by calling or writing to:

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

Our business and results of operations are affected by international, national and regional economic conditions. In particular, the IT industry in which we operate is susceptible to significant changes in the strength of the economy and the financial health of companies and governmental entities that make capital commitments for new technologies. Accordingly, downturns or uncertainty in the global or regional economies in which we operate or certain economic sectors (such as retail, manufacturing, financial services or government) may adversely impact our business. For example, adverse changes to the economy could impact the timing of purchases by our current and potential customers or the ability of our customers to fulfill their obligations to us. In addition, decreased or more closely scrutinized capital spending in our customers’ businesses and in the industries we also serve may adversely impact our business. Uncertainty about future economic conditions makes it difficult for us to forecast operating results and to make decisions about future investments. Accordingly, global economic and market conditions may cause material impacts on our results of operations, prospects and financial condition. The Company’s success in periods of economic uncertainty is also dependent, in part, on our ability to reduce costs in response to changes in demand and other activity.

Competition—The IT industry is intensely competitive and evolving, and competitive pressures could adversely affect our pricing practices or demand for our products and services.

We operate in the intensely competitive IT industry, which is characterized by rapidly changing technology, evolving industry standards and models for consuming and delivering business and IT services, frequent new product introductions, and price and cost reductions. In general, as a participant in the analytic data solutions market, we face:

•	Changes in customer IT spending habits and other shifts in market demands, which drive competition;

•	A continuing trend toward consolidation of companies which could adversely affect our ability to compete, including if our key partners merge or partner with our competitors;

•	Continued pressure on price/performance for analytic data platform solutions due to constant technology improvements in processor capacity and speed;

•	Changes in pricing, marketing and product strategies, such as potential aggressive price discounting and the use of different pricing models by our competitors or other factors;

•	Rapid changes in computing technology and capabilities that challenge our ability to maintain differentiation at the lower range of business intelligence analytic functions;

•	New and emerging analytic data technologies, competitors, and business models;

•	Continued emergence of open source software that often attempt to rival current technology offerings at a much lower cost despite its limited functionality;

•	Rapid changes in product delivery models, such as in-house solutions versus cloud solutions, and

•	Changing competitive requirements and deliverables in developing and emerging markets.

To compete successfully in this environment, we must rapidly and continually design, develop and market solutions and related products and services that are valued in the marketplace. To do this, we must react on a timely basis to shifts in market demands. Our market position depends on our ability to continually improve the price/performance of our solutions, while maintaining efficient operations to sustain our competitive operating margins. We must also maintain the quality of our products and services throughout these shifts in market demand. If we are unable to react quickly when and as needed to improve the value of our product offerings our operating results could be negatively impacted.

Our competitors include certain larger companies, such as IBM and Oracle, who are well-capitalized companies with widespread distribution, brand recognition and penetration of platforms and service offerings. The significant purchasing and market power of these larger competitors, which have greater financial resources than we do, could allow them to surpass our market penetration and marketing efforts to promote and sell their products and services. In addition, many other companies participate in specific areas of our business, such as enterprise applications, analytic data platforms and business intelligence software. In some cases we may partner with a company in one area of our business and compete with them in another. The status of our business relationships with these companies can influence our ability to compete for analytic data solutions opportunities in such areas. We also expect additional competition from both established and emerging companies. Failure to compete successfully with new or existing competitors in these and other areas could have a material adverse impact on our ability to generate additional revenues or sustain existing revenue levels.

Analytic Data Solutions Market—If the overall analytic data solutions market declines or does not grow, we may sell fewer products and services, and our business may not be able to sustain and/or grow its current level of operations.

If the market trends toward more limited IT spending, or limited liquidity, this could result in fewer customers making, or customers delaying investments in, our products and services. In the past, we have seen periodic breaks in the buying patterns from some of our larger customers, which indicate a level of maturation of their current data warehouse implementation or a shifting of IT priorities when these customers are still leveraging the investments they have made in their core data warehousing infrastructures during past years. In addition, reduced prices and improvements in analytic data solutions may increase pressure on our product revenues and margins, as well as on the annuity streams we receive from our maintenance business. If the growth rates for the analytic data solutions market decline for any reason, there could be a decrease in demand for our products and services, which could have a material adverse effect on our financial results.

Renewal Rates and Support Services Pricing Pressures—If our existing customers fail to renew their support agreements, or if customers do not license updated software products on terms favorable to us, our revenues could be adversely affected.

We currently derive a significant portion of our overall revenues from maintenance services and software subscriptions (unspecified when-and-if-available upgrades), and we depend on our installed customer base for future revenue from maintenance services and software subscriptions and licenses of updated products. The terms of our standard maintenance services and software subscription arrangements generally provide for the payment of license fees and prepayment of first-year support fees and are generally renewable on an annual basis. The IT industry generally has been experiencing increasing pricing pressure from customers when purchasing or renewing support agreements. Mergers and acquisitions in certain industries that we serve could result in a reduction of the software and hardware being serviced and put pressure on our maintenance terms with customers who have merged. Given this environment, there can be no assurance that our current customers will renew their maintenance agreements or agree to the same terms when they renew, which could result in our reducing or losing maintenance fees.

If our existing customers fail to renew their maintenance agreements, or if we are unable to generate additional maintenance fees through the license of updated products to existing or new customers, our business and future operating results could be adversely affected.

Replacements of older Teradata systems often result in less hardware maintenance revenue since Teradata’s newer hardware is designed to be more powerful, use less energy and require less floor space. As a result, less hardware is needed for the same workload, and therefore less maintenance may be required on the replacement system. However, it is common that when a customer replaces an older platform, they often also expand the size and scope their Teradata system, resulting in an increase in maintenance revenue, though not at the same rate as product revenue.

Additionally, as a result of past acquisitions and changes in customer demand, Teradata’s software application offerings have been expanded to include term licenses, hosting arrangements and software as a service. As a result, future revenue streams could be adversely affected if customers do not renew their term and software as a service arrangement.

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

•

Changes in certain assumptions, estimates and judgments of management (which are required in connection with the preparation of the Company’s financial statements) that could affect the reported amounts of assets, liabilities, revenues, costs, expenses and the related disclosure of contingent liabilities.

Acquisitions and Alliances—Our ability to successfully integrate acquisitions and effectively manage acquisitions may be an important element of future growth.

We are continually evaluating the most effective ways to extend Teradata’s core technology and expand our family of compatible analytic platforms and software applications to address multiple market segments and solution offerings. From time to time, this includes acquisitions, equity investments or joint ventures. Such transactions entail various risks, including risks associated with:

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

•	Disruptions of our ongoing business or inability to successfully incorporate acquired products, services or technologies into our solutions and maintain quality;

•	Failure to achieve the projected synergies after integration of acquired companies or a decline in value of the acquired business and related impairments;

•	Funding acquisition activities, whether through the use of existing cash reserves, or through the use of debt, and the related impact on our liquidity and financial condition; and

•

Failure to realize all the economic benefits from these acquisitions, equity investments or joint ventures could result in an impairment of goodwill, intangible assets or other assets, which could result in a significant charge to our results of operations.

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

We also realize different margins on integrated data warehousing and workload-specific platforms, as well as certain components we re-sell as part of our solutions, and the mix of such hardware and software varies from quarter to quarter depending on customer requirements. In addition, changes in the price and performance of our analytic data platforms, particularly for certain hardware components, could negatively impact maintenance and support services, and software subscription revenues.

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

Despite rigorous testing prior to their release and well-designed quality processes, our software and hardware products may contain undetected errors or security flaws, which may be found after the products are introduced and shipped. This risk is enhanced when products are first introduced or when new versions are released, as well as when we develop products with more advanced technology, since the increased difficulty and complexity associated with producing these products increases the likelihood of reliability, quality or operability problems. The correction and detection of errors may cause delays, lost revenues and incremental costs. Errors in our software products could also affect the ability of our products to work with other hardware or software products, could delay the development or release of new products or new versions of products, and could adversely affect market acceptance of our products. While we attempt to remedy errors that we believe would be considered critical by our customers prior to shipment, we may not be able to detect or remedy all such errors.

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

Our operations are dependent on our ability to protect our computer equipment and the information stored in our databases (and the computer equipment and database information of certain suppliers and other third parties) from damage by, among other things, earthquake, fire, natural disaster, cyber-attacks, power loss, telecommunications failures, unauthorized intrusions and other events. Despite our contingency planning, events of this nature may still result in system failures and other interruptions in our operations, which could have a material adverse effect on our business, financial condition or results of operations.

We generally operate pursuant to a business-to-business model, such that our customers buy or lease hardware systems used in connection with our solutions and the customers deploy and operate those solutions. With respect to these kinds of customer on-premises solutions, the customer, directly or through its selected services providers, manages all aspects of the data controls and security with respect to any confidential, private or otherwise sensitive information stored or processed through these solutions, including any personally identifiable data or information – such as non-public data regarding our customers’ employees, customer’s customers, consumers, data subjects, individuals’ identities, individual financial accounts and health information regulated by the Health Insurance Portability and Accountability Act of 1996. However, some of our services, including our software as a service or cloud offerings, may require us to deploy or operate solutions for our customers, directly or through the use of third party services providers, either on-premises at customer-selected data center facilities or at third-party-hosted data center facilities selected by us. With respect to these kinds of cloud and non-traditional solution deployments and operations, we and such service providers have increased roles, responsibilities and risk exposures regarding some or all aspects of the data controls and security with respect to any confidential, private or otherwise sensitive information stored or processed through these solutions on our systems or those of selected third-party providers. If unauthorized access to or use of such information or systems occurs, despite data security measures and third party commitments to protect them, our results of operation, reputation, and relationships with our customers could be adversely impacted.

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

To the extent we are not successful our business could be materially adversely impacted. We may be unable to prevent third parties from using our technology without our authorization or independently developing technology that is similar to ours, particularly in those countries where the laws do not protect our proprietary rights as fully as in the United States (such as Iran, China and certain European Eastern Bloc countries who may use NSSAPC to advance their own industries). With respect to our pending patent applications, we may not be successful in securing patents for these claims, and our competitors may already have applied for patents that, once issued, will prevail over our patent rights or otherwise limit our ability to sell our products.

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

Additionally, there are certain open source software applications in the data analytics market that are being offered free of charge or for a nominal fee. Open source software offerings available in the marketplace such as Hadoop and others, can place additional competitive pressure on Teradata, even though we believe our offerings are unique and add value through software enhancements and services, and we may have difficulty in marketing our products to certain customers against available open source options.

International Operations—Generating substantial revenues from our multinational operations helps us to meet our strategic goals, but poses a number of risks.

In 2013, the percentage of our total revenues from outside of the United States was 44%. We believe that our geographic diversity may help to mitigate some risks associated with geographic concentrations of operations (e.g., adverse changes in foreign currency exchange rates and deteriorating economic environments or business disruptions due to economic or political uncertainties). However, our ability to sell our solutions internationally is subject to the following risks, among others:

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

•	Cultural and management challenges with managing new and growing consulting services and engineering functions overseas in such countries as India, China, Russia and Pakistan;

•	Difficulties in staffing and managing our foreign offices and the increased travel, infrastructure and legal and compliance costs associated with multiple international locations;

•	Longer payment cycles for sales in foreign countries and difficulties in enforcing contracts and collecting accounts receivable;

•	Tariffs or other restrictions on foreign trade or investment;

•	Costs and delays associated with developing products in multiple languages;

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

Foreign Currency—Our revenue and operating income are subject to variability due to the effects of foreign currency fluctuations against the U.S. dollar

We have exposure to more than 30 functional currencies. The primary foreign currencies to which we are exposed include the euro, British pound, Japanese yen, the Australian dollar, the Canadian dollar and other Asian and South American currencies. A significant portion of our revenue and operating income is generated outside the United States, and therefore our financial results may fluctuate due to the effects of such foreign currency fluctuations, which are difficult to predict. For example, in the event that one or more European countries were to replace the euro with another currency, Teradata sales into such countries, or into Europe generally, would likely be adversely affected until stable exchange rates are established. In addition, currency variations can affect margins on sales of our products in countries outside of the United States and margins on sales of products that include components obtained from suppliers located outside of the United States.

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

In the normal course of business, we are subject to proceedings, lawsuits, claims and other matters, including those that relate to the environment, health and safety, employee benefits, export compliance, intellectual property, and other regulatory compliance and general matters. See “Note 8—Commitments and Contingencies” in the Notes to Consolidated Financial Statements elsewhere in this Annual Report. Because such matters are subject to many uncertainties, their outcomes are not predictable. While we believe that amounts provided in our consolidated financial statements are currently adequate in light of the probable and estimable liabilities, there can be no assurances that the amounts required to satisfy alleged liabilities from such matters will not impact future operating results.

In addition, we are subject to diverse and complex laws and regulations, including those relating to corporate governance, public disclosure and reporting—which are rapidly changing and subject to many possible changes in the future. From time to time, we may conduct internal investigations in connection with our efforts to ensure compliance with such laws and regulations, the costs or results of which could impact our financial results. In addition, we may be subject to unexpected costs in connection with new public disclosure or other regulatory requirements that are issued from time to time, such as those recently adopted by the SEC regarding the use of conflict minerals. Laws and regulations impacting our customers, such as those relating to privacy, data protection and digital marketing, could also impact our future business. Because we do business in the government sector, we are generally subject to audits and investigations which could result in various civil or criminal fines, penalties or administrative sanctions, including debarment from future government business, which could negatively impact the Company’s results of operations or financial condition.

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

There is an increase in enforcement activities and focus by the SEC and other governmental authorities on the U.S. Foreign Corrupt Practices Act (“FCPA”), the U.K. Bribery Act of 2010 (the “Bribery Act”) and similar anti-bribery, anti-corruption laws in other countries. Given the breadth and scope of our international operations, we may not be able to detect improper or unlawful conduct by our international partners and employees, despite our high ethics, governance and compliance standards, which could put the Company at risk regarding possible violations of such laws, including the FCPA or the Bribery Act.

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

As of December 31, 2013, Teradata operated approximately 108 facilities consisting of approximately 1.5 million square feet throughout the world. Approximately 30% of this square footage is owned and 70% is leased. Within the total facility portfolio, Teradata operates 13 research and development facilities totaling approximately 500 thousand square feet, approximately 80% of which is owned. The remaining approximately one million square feet of space includes office, repair, warehouse and other miscellaneous sites, and is 100% leased. Teradata maintains facilities in approximately 43 countries. Teradata believes its facilities are suitable and adequate to meet its current needs. Teradata’s corporate headquarters is located in Dayton, Ohio.

Item 3.	LEGAL PROCEEDINGS

Information regarding legal proceedings is included in Item 8 of Part II of this Annual Report as part of “Note 8—Commitments and Contingencies” in the Notes to Consolidated Financial Statements, and is incorporated herein by reference.

Item 4.	MINE SAFETY DISCLOSURES

N/A.

PART II

Item 5.	MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Teradata common stock trades on the New York Stock Exchange under the symbol “TDC.” There were approximately 73,000 registered holders of Teradata common stock as of February 7, 2014. The following table presents the high and low closing per share prices of Teradata common stock traded on the New York Stock Exchange during the calendar quarter indicated.

	Common Stock
	Closing Market Price
	High	Low
2013
Fourth quarter	$55.37	$39.52
Third quarter	$64.77	$50.02
Second quarter	$58.24	$48.34
First quarter	$69.34	$56.28

2012
Fourth quarter	$76.06	$57.94
Third quarter	$80.62	$62.79
Second quarter	$77.14	$64.64
First quarter	$69.38	$47.37

Teradata has not paid cash dividends and does not anticipate the payment of cash dividends to shareholders of Teradata common stock in the immediate future. The declaration of dividends in the future would be subject to the discretion of Teradata’s Board of Directors.

Securities Authorized for Issuance under Equity Compensation Plans

The following table provides information as of December 31, 2013, regarding compensation plans (including individual compensation arrangements) under which equity securities of the Company are authorized for issuance.

Equity Compensation Plan Information

	Number of securities		Number of securities remaining
	to be issued upon	Weighted-average	available for future issuance
	exercise of	exercise price of	under equity compensation
	outstanding options,	outstanding options,	plans (excluding securities
Plan category	warrants and rights	warrants and rights	reflected in column (a))
	(a)(1)	(b)	(c)(2)
Equity compensation plans approved by security holders	7,011,761	$33.27	14,015,986
Equity compensation plans not approved by security holders	N/A	N/A	N/A

Total	7,011,761	$33.27	14,015,986

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

The following graph compares the relative performance of Teradata stock, the Standard & Poor’s 500 Stock Index and the Standard & Poor’s Information Technology Index. This graph covers the five-year period from December 31, 2008 to December 31, 2013.

Company/Index	31 Dec 2008	31 Dec 2009	31 Dec 2010	31 Dec 2011	31 Dec 2012	31 Dec 2013
Teradata Corporation	$100	$212	$278	$327	$417	$307
S&P 500 Index	$100	$126	$146	$149	$172	$228
S&P Information Technology Index	$100	$162	$178	$183	$210	$269

(1)	In each case, assumes a $100 investment on December 31, 2008, and reinvestment of all dividends, if any.

Purchases of Equity Securities by the Issuer and Affiliated Purchases

For the year ended December 31, 2013, the Company executed purchases for approximately 7.8 million shares of its common stock at an average price per share of $48.53 under the two share repurchase programs authorized by our Board of Directors in 2008. The first program (the “dilution offset program”) authorizes the Company to repurchase Teradata common stock to the extent of cash received from the exercise of stock options and the Teradata Employee Stock Purchase Plan (“ESPP”) to offset dilution from shares issued pursuant to these plans. On February 6, 2012, the board approved a new $300 million share repurchase authorization to replace a prior $300 million authorization under the Company’s second share repurchase program (the “general share repurchase program”), that was to expire on February 10, 2012. On December 10, 2012, Teradata announced that board approved an additional $300 million increase in the share repurchase authorization under the Company’s general share repurchase program. On October 14, 2013, the board approved an additional $300 million increase in the share repurchase authorization. As of December 31, 2013, the Company had $323 million of authorization remaining under the general share repurchase program to repurchase outstanding shares of Teradata common stock. Share repurchases made by the Company are reported on a trade date basis.

In addition to the share repurchase programs, Section 16 officers occasionally transfer vested shares of restricted stock to the Company at the current market price to cover their withholding taxes. For the year ended December 31, 2013, the total of these purchases was 167,037 shares at an average price of $53.83 per share.

The following table provides information relating to the Company’s repurchase of common stock for the year ended December 31, 2013:

			Total	Total	Maximum	Maximum
			Number	Number	Dollar	Dollar
			of Shares	of Shares	Value	Value
			Purchased	Purchased	that May	that May
			as Part of	as Part of	Yet Be	Yet Be
		Average	Publicly	Publicly	Purchased	Purchased
	Total	Price	Announced	Announced	Under the	Under the
	Number	Paid	Dilution	General Share	Dilution	General Share
	of Shares	per	Offset	Repurchase	Offset	Repurchase
Period	Purchased	Share	Program	Program	Program	Program
First quarter total	1,611,253	$58.43	113,822	1,497,431	$3,101,443	`$ 288,814,961

Second quarter total	1,631,780	$53.73	155,320	1,476,460	$1,577,840	$209,264,703

Third quarter total	25,700	$49.90	25,700	—	$8,255,811	$209,264,703

October 2013	—	$—	—	—	$9,845,776	$509,264,703
November 2013	2,600,000	$44.20	200,000	2,400,000	$3,175,438	$402,931,992
December 2013	1,916,449	$41.63	2,600	1,913,849	$4,909,158	$323,254,475

Fourth quarter total	4,516,449	$43.11	202,600	4,313,849	$4,909,158	$323,254,475

2013 Full year total	7,785,182	$48.53	497,442	7,287,740	$4,909,158	$323,254,475

In addition, from January 1, 2014 through February 26, 2014, the Company purchased approximately 1.9 million shares for approximately $78 million.

Item 6.	SELECTED FINANCIAL DATA

	For the Year Ended
	December 31
In millions, except per share and employee amounts	2013 (1)	2012 (2)	2011 (3)	2010	2009
Revenue	$2,692	$2,665	$2,362	$1,936	$1,709
Income from operations	$532	$580	$456	$415	$338
Other (expense) income, net	$(24)	$(2)	$25	$(1)	$(4)
Income tax expense	$131	$159	$128	$113	$80
Net income	$377	$419	$353	$301	$254
Net income per common share
Basic	$2.31	$2.49	$2.10	$1.80	$1.48
Diluted	$2.27	$2.44	$2.05	$1.77	$1.46

	At December 31
	2013	2012	2011	2010	2009
Total assets	$3,096	$3,066	$2,616	$1,883	$1,569
Debt	$274	$289	$300	$—	$—
Total stockholders’ equity	$1,857	$1,779	$1,494	$1,189	$910
Cash dividends	$—	$—	$—	$—	$—
Number of employees	10,800	10,200	8,600	7,400	6,600

(1)

Includes $17 million for acquisition-related transaction, integration and reorganization costs and expenses, and $43 million for amortization of acquired intangible assets, $22 million for expenses related to a net loss on equity investments, with a cumulative offsetting tax impact of $33 million.

(2)

Includes $17 million for acquisition-related transaction, integration and reorganization costs and expenses, and $36 million for amortization of acquired intangible assets, with a cumulative offsetting tax impact of $17 million.

(3)

Includes $25 million for acquisition-related transaction, integration and reorganization costs and expenses, and $24 million for amortization of acquired intangible assets, offset by a $28 million gain on equity investments due to purchase and sale transactions, with a cumulative offsetting tax impact of $8 million.

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

BUSINESS OVERVIEW

Teradata is a leading provider of analytic data platforms, marketing and analytic applications, and consulting services. Our analytic data platforms are comprised of software, hardware, and related business consulting and support services – for data warehousing, active intelligence, big data analytics, and data discovery. Through our Teradata Unified Data Architecture (a comprehensive enterprise approach that integrates our analytic data platforms and multiple technologies, including third-party provided products, into a cohesive data architecture), we help customers access and manage data and extract ever greater business value and insight from their data. Our applications are designed to leverage data to: improve organizations’ effectiveness in marketing to their customers, determine customer and product profitability, forecast consumer demand, and discover new insights. Our consulting services help customers maximize use and leverage the value of their analytic data and marketing investments. Our services include a broad range of offerings including consulting, cloud (software as a service), hosting, platform management, and related installation services (collectively, “consulting services”) and support services.

Our analytic data platforms are designed to integrate an organization’s departmental and enterprise-wide data — about customers, financials, operations, and more — into a unified and cohesive view of the business. Through active intelligence, we extend the use of traditional data warehousing by integrating advanced analytics into enterprise business processes, allowing companies to combine the analysis of current and historical data so operations personnel can make decisions at the point of contact or service and take action as events occur. Our big data analytic platforms provide data collection and data discovery from ever increasing volumes of diverse, multi-structured data. Our range of analytic applications, the Teradata and Teradata Aster databases, workload-specific platforms, big data analytics and cloud-based solutions, help customers drive more complete and complex analytics to enhance both top- and bottom-line performance and extend their competitive advantage in today’s global marketplace. Our marketing applications leverage data to help organizations manage their marketing operations, plan and execute campaigns, and communicate with their customers across all channels. The explosion of data has created opportunities for our customers to significantly improve their effectiveness in marketing to their customers. Our consulting services are an important part of our business, with our consultants offering a combination of proven methodologies, deep industry expertise and years of hands-on experience. In addition, our customer services professionals provide a single source of support services for our analytic data platforms that allow customers to maximize use and leverage the value of their analytic data and marketing investments.

We serve customers across a broad set of industries from around the world, ranging from small departmental and corporate implementations to many of the world’s largest analytic data platforms and marketing applications. Teradata delivers its solutions primarily through direct sales channels, as well as through alliances with system integrators, other independent software vendors, value-added resellers and distributors. We provide our offerings on-premise or in the cloud (as a service).

Effective January 1, 2013, Teradata combined the management of the Europe, Middle East, Africa, Asia Pacific and Japan regions into a new International region. This larger International region has greater critical mass and leverage of resources for deployment of the Company’s integrated marketing management, big data analytics, and data warehouse solutions, and also possesses more knowledge depth for our numerous consulting and support services offers. As a result, Teradata now manages its business in two geographic regions, which are also the Company’s operating segments: (1) the Americas region (North America and Latin America); and (2) the International region (Europe, Middle East, Africa, Asia Pacific and Japan). Management evaluates the performance of its segments based on revenue and segment margin. Corporate-related costs are fully allocated to the segments, but for management reporting purposes assets are not allocated to the segments.

In 2011, Teradata completed its acquisitions of Aprimo, Inc. (“Aprimo”), a global provider of integrated marketing management software solutions, as well as Aster Data Systems, Inc. (“Aster Data”), a market leader in big data analytics, and the management of diverse, multi-structured data. In 2012, Teradata completed the acquisition of eCircle Beteiligungs GmbH (“eCircle”), a leading full-service digital marketing provider in Europe.

2013 FINANCIAL OVERVIEW

As more fully discussed in later sections of this MD&A, the following are the financial highlights for 2013:

•	Revenue increased 1% in 2013 from 2012, primarily due to increased services revenue offset by lower product revenue, due to macro-economic conditions in certain geographical territories throughout the world, extended sales cycles and a reduction in large customer orders in the current year.

•	Gross margin was 54.7% in 2013, down from 55.9% in 2012, which was largely a result of less favorable product mix as services revenue increased while product revenue decreased.

•	Operating income was $532 million in 2013, down from $580 million in 2012. The reduction was driven by lower overall gross margins against the prior-year period, as well as an increase in operating expenses, largely due to the addition of more sales territories partially offset by decreased variable incentive based compensation.

•	Net income of $377 million in 2013 decreased from $419 million in 2012. Net income per common (diluted) share was $2.27 in 2013 compared to $2.44 in 2012. Net income for 2013 includes approximately $35 million in after-tax impacts of acquisition-related purchase accounting adjustments, transaction, integration and reorganization expenses, and amortization of acquired intangible assets, compared to $41 million of such costs and expenses, in 2012. Additionally, 2013 net income includes a $14 million after-tax net loss on equity investments.

STRATEGY OVERVIEW

Teradata helps companies achieve competitive advantage and win in their markets by empowering them to become “data-driven businesses” capable of exploiting data for insight and value. With Teradata, companies can become more competitive by leveraging data insights to reduce costs, improve business processes, enhance customer relationships, and drive innovation. Companies can also engage in better data-driven marketing through Teradata’s industry-leading analytic data platforms, marketing applications and proven consulting experience and expertise.

Teradata’s strategy focuses on three large and growing markets: data warehousing, big data analytics, and marketing applications. We continue to focus on the following key initiatives to broaden our position in the market and take advantage of these market opportunities.

•	Invest to expand our leading Unified Data Architecture, data warehouse software and platform family, big data discovery platforms, Hadoop-based data management platforms, and marketing applications to address multiple market segments through internal development and targeted strategic acquisitions;

•	Deliver our solutions via the cloud (as a service) or on premise with offerings that support applications as a service, data warehousing as a service, as well as discovery analytics as a service and data management as a service;

•	Invest in partnerships to increase the number of solutions available on Teradata platforms, maximize customer value, and increase our market coverage, and

•	Continue to seek opportunities to strengthen our sales resources (e.g., by opportunistically hiring incremental sales account executives as well as technology and industry consultants, and sales support resources).

Further discussion of our business strategy is included in the section entitled “Business” included in Item 1 of this Annual Report and incorporated herein by reference.

FUTURE TRENDS

We believe that demand for our analytic data platforms will continue to increase due to the continued growth of data volumes and types of data, the scale and complexity of business requirements, and the growing use of new data elements and more analytics over time. The adoption by customers of a broader set of analytics including predictive analytics, path analysis, network analysis/graph, and many others is driving more applications, usage and capacity. This increased breath of analytics also drives the need for an overall architecture to manage an increasingly complex analytics environment. As a result, we expect that Teradata’s leadership in analytic data platforms and Unified Data Architecture positions us well for future growth. In addition, we believe that our strong competitive position in integrated marketing management, including our marketing operations, campaign management and digital messaging offerings, will contribute to our growth and be increasingly synergistic with the Company’s big data analytics business as companies gain competitive advantage through data-driven marketing with their customers.

This growth, however, is not expected to be without its challenges from general economic conditions, competitive pressures, alternative technologies and other risks and uncertainties as outlined elsewhere in this Annual Report.

As a portion of the Company’s operations and revenue occur outside the United States, and in currencies other than the U.S. dollar, the Company is exposed to fluctuations in foreign currency exchange rates. In 2014, Teradata is expecting approximately one percentage point of adverse impact from currency translation on our reported revenue growth rate and a corresponding currency impact on operating income, based on currency rates as of February 7, 2014.

Since mid-2012, Teradata has seen a change in customers’ buying patterns, particularly in the U.S. market, with respect to large capital investments and related services due to a more budget-conscious environment in which such purchases are delayed, deferred or modified. While we believe that these macro-economic challenges, and the resulting effect on customer purchases, are likely to continue in 2014, customers continue to have a strategic focus and pent up need for analytics business intelligence and management of their growing data volumes. As described above, we believe that Teradata’s leading product and service offerings position us well to take advantage of market opportunities as economic conditions improve and companies expand their investments in these mission-critical analytical technologies.

Although we did not experience significant changes for the year ended December 31, 2013 due to competitive and/or pricing trends for our analytic data platforms, there is some risk that pricing and competitive pressures on our solutions could occur in the future, particularly to the extent that cost becomes a top priority in companies and lower cost alternatives are more seriously and frequently considered. However, such alternatives generally do not enable companies to perform mission-critical, complex business analytic workloads or provide a Unified Data Architecture to address mission-critical analytics, discovery analytics, and data management such as those enabled by Teradata’s offerings. We believe that analytics will remain a high priority for companies and will continue to drive growth for Teradata’s leading solutions. Moreover, we will continue to be committed to new product development and achieving a responsive yield from our research and development spending and resources, which are intended to drive future demand.

RESULTS FROM OPERATIONS FOR THE YEARS ENDED DECEMBER 31, 2013, 2012 AND 2011

		% of		% of		% of
In millions	2013	Revenue	2012	Revenue	2011	Revenue
Product revenue	$1,230	45.7%	$1,297	48.7%	$1,122	47.5%
Service revenue	1,462	54.3%	1,368	51.3%	1,240	52.5%

Total revenue	2,692	100%	2,665	100%	2,362	100%

Gross margin
Product gross margin	797	64.8%	881	67.9%	741	66.0%
Service gross margin	676	46.2%	610	44.6%	552	44.5%

Total gross margin	1,473	54.7%	1,491	55.9%	1,293	54.7%

Operating expenses
Selling, general and administrative expenses	757	28.1%	728	27.3%	663	28.1%
Research and development expenses	184	6.8%	183	6.9%	174	7.4%

Total operating expenses	941	35.0%	911	34.2%	837	35.4%

Operating income	$532	19.8%	$580	21.8%	$456	19.3%

Revenue

Total revenue increased 1% in 2013 compared to 2012. The revenue increase included a 1% adverse impact from foreign currency fluctuations. Product revenue decreased 5% in 2013 from 2012, due primarily to macro-economic conditions in certain geographical territories throughout the world, extended sales cycles and a reduction in large customer orders. Additionally, service revenue in 2013 increased 7% from 2012, with an underlying 9% increase in maintenance services revenue, as compared to 2012. Consulting services revenue increased 5% in 2013 compared to 2012.

In 2012, Teradata revenue increased 13% from 2011. The revenue increase included a negative 2% impact from foreign currency fluctuations, and approximately 1% increase from acquisitions. Product revenue increased 16% in 2012 from 2011, led by growth in the Americas region. Service revenue increased 10% in 2012 from 2011, driven primarily by increases in consulting services revenue in the International region, which included revenue from the eCircle acquisition. Overall, consulting revenue increased 12% in 2012 from 2011, and maintenance services revenue increased 9% during the same period.

Gross Margin

Gross margin was 54.7% in 2013 down from 55.9% in 2012, as a result of a shift in the product mix. Product gross margin decreased to 64.8% in 2013, compared to 67.9% 2012, primarily the result of lower product revenue volume, product mix, and higher capitalized software amortization. Service gross margin increased to 46.2% in 2013 compared to 44.6% in 2012, driven by higher maintenance revenues and improved consulting margins.

In 2012, gross margin was 55.9% up from 54.7% in 2011, driven primarily by improved product margins in the Americas region, as well as the increased proportion of product revenue (as compared to services revenue). Product gross margin increased to 67.9% in 2012 from 66.0% in 2011. The improved product margins were driven primarily by improved product revenue mix, as well as $13 million less in acquisition-related costs. These improvements were offset in part by $4 million in additional amortization of capitalized software development costs. Services gross margin was roughly unchanged, at 44.6% in 2012 compared to 44.5% in 2011.

Operating Expenses

Total operating expenses, including Selling, General and Administrative (“SG&A”) and Research and Development (“R&D”) expenses, totaled $941 million in 2013 compared to $911 million in 2012. SG&A increased by $29 million, and was primarily driven by higher selling expense, resulting from our strategic initiative to add sales territories and related headcount, which was offset in part by lower variable incentive based compensation expense. R&D expenses increased $1 million and included $3 million less in capitalization of software development costs, which were offset by lower variable incentive based compensation expense.

In 2012, total operating expenses including SG&A and R&D expenses, totaled $911 million compared to $837 million in 2011. The $65 million increase in SG&A expenses was driven by higher selling expense, due primarily to our strategic initiative to add sales headcount, in addition to the impact of additional headcount and infrastructure brought on by the acquisition of eCircle. The $9 million increase in R&D expenses was primarily due to higher engineering headcount expenses, including new engineering headcount from the acquisition of eCircle. These increases were offset in part by $12 million more in capitalization of software development cost as compared to the prior-year period, as well as lower incentive-based compensation expenses.

Other (Expense) Income, net

Other expense was $24 million in 2013 compared to $2 million in 2012. The increase in other expense is due to a $22 million net loss on equity investments in 2013 arising from an impairment of carrying value, partially offset by a gain on sale.

In 2012, other expense was $2 million compared to $25 million of other income in 2011. Other income in 2011 resulted primarily from $28 million in gains on the sales of equity investments.

Income Taxes

The effective income tax rate was 25.8%, 27.5% and 26.6% for the years ended December 31, 2013, 2012 and 2011, respectively. The tax rate for 2013 included a $4 million discrete tax benefit for the 2012 U.S. Federal Research and Development Tax Credit (the “R&D tax credit”), that was recognized in January of 2013 when the tax credit was retroactively reinstated. Due to a change in tax law enacted in the state of California in the fourth quarter of 2012, the Company established a valuation allowance to partially offset its California Research & Development tax credit carryforward deferred tax asset, as the Company expects to continue to generate excess California Research & Development tax credits into the foreseeable future. However, the discrete tax impact of establishing the valuation allowance was fully offset with a favorable discrete tax impact resulting from a decrease in the Company’s effective state tax rate resulting from the California change in tax law, resulting in no material net impact to the Company’s overall effective tax rate for the fourth quarter and full year ended December 31, 2012. The effective tax rate for 2011 was impacted by a $4 million discrete tax benefit related to the book gain recorded on the Company’s previous equity investment in Aster Data, which was reflected as a permanent non-taxable item in the second quarter of 2011.

We currently estimate our full-year effective tax rate for 2014 to be approximately 26.5%. This estimate takes into consideration, among other things, the forecasted earnings mix by jurisdiction for 2014, and assumes that the R&D tax credit, which expired as of December 31, 2013, will be retroactively reinstated sometime during 2014. If the credit is not reinstated during 2014, we estimate our effective tax rate will be negatively impacted by approximately 60 basis points. The provision for income taxes is based on the pre-tax earnings mix by jurisdiction of Teradata and its subsidiaries under the Company’s current structure. For additional information, see “Note 4—Income Taxes” in the Notes to Consolidated Financial Statements elsewhere in this Annual Report.

Revenue and Gross Margin by Operating Segment

Teradata manages its business in two geographic regions, which are also the Company’s operating segments: the Americas and International regions. Teradata believes this format is useful to investors because it allows analysis and comparability of operating trends by operating segment. It also includes the same information that is used by Teradata management to make decisions regarding the segments and to assess our financial performance. The discussion of our segment results describes the changes in results as compared to the prior-year period.

The following table presents revenue and operating performance by segment for the years ended December 31:

		% of		% of		% of
In millions	2013	Revenue	2012	Revenue	2011	Revenue
Revenue
Americas	$1,633	61%	$1,619	61%	$1,436	61%
International	1,059	39%	1,046	39%	926	39%

Total revenue	$2,692	100%	$2,665	100%	$2,362	100%

Gross margin
Americas	$947	58.0%	$967	59.7%	$837	58.3%
International	526	49.7%	524	50.1%	456	49.2%

Total gross margin	$1,473	54.7%	$1,491	55.9%	$1,293	54.7%

Americas: Revenue increased $14 million or 1%, in 2013 from 2012, with an underlying 7% increase in services revenue offset in part by a 4% decrease in product revenue. The revenue increase was not materially impacted by foreign currency fluctuations. Gross margins were 58.0% for 2013, down from 59.7% in 2012, as higher maintenance services margins and improved consulting services margins were more than offset by a greater proportion of services revenue (in relation to product revenue), compared to the prior-year period.

In 2012, revenue increased 13% from 2011, led by a 17% increase in product revenue. The revenue increase was not significantly impacted by foreign currency fluctuations. Gross margin increased to 59.7% in 2012, from 58.3% in 2011, driven primarily by improved product margins and the greater proportion of product revenue (versus services revenue), as compared to the prior-year period.

International: Revenue increased $13 million or 1%, in 2013 from 2012, as a 7% increase in services revenue was largely offset by a 7% reduction in product revenue. The increase in services revenue was largely driven by revenue from the acquisition of eCircle. The revenue increase includes a 3% adverse impact from foreign currency fluctuations. Gross margins decreased slightly to 49.7% in 2013, down from 50.1% in 2012, as improved consulting services and maintenance services margins were more than offset by a greater proportion of services (in relation to product revenue), compared to the prior-year period.

In 2012, revenue increased 13% from 2011, led by an 18% increase in consulting services revenue. The increase in consulting revenue was largely driven by revenue from the acquisition of eCircle, which was completed in 2012. The revenue increase included a negative 5% impact from foreign currency fluctuations. Gross margin increased to 50.1% in 2012, from 49.2% in 2011, driven by improvements in both product and services margins, offset in part by a greater proportion of consulting services revenue (compared to product revenue), as compared to the prior-year period.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

Teradata ended 2013 with $695 million in cash and cash equivalents, a $34 million decrease from the December 31, 2012 balance, after using approximately $382 million for repurchases of Company common stock, and approximately $36 million for acquisitions and investment activities which were completed during the year. Cash provided by operating activities decreased by $65 million to $510 million in 2013. The decrease in cash provided by operating activities was primarily due to lower net income and timing of working capital transactions.

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

The table below shows net cash provided by operating activities and capital expenditures for the following periods:

In millions	2013	2012	2011
Net income	$377	$419	$353

Net cash provided by operating activities	$510	$575	$513
Less:
Expenditures for property and equipment	(60)	(67)	(42)
Additions to capitalized software	(78)	(81)	(68)

Free cash flow	$372	$427	$403

Financing activities and certain other investing activities are not included in our calculation of free cash flow. In 2013, these other investing activities primarily consisted of immaterial business acquisitions and investment activities that were closed during the year. Other investing activities in 2012 primarily consisted of Teradata’s acquisition of eCircle, as well as other smaller investment activities. Other investing activities in 2011 primarily consisted of Teradata’s acquisitions of Aprimo and Aster Data as discussed further below.

Teradata’s financing activities for the years ended December 31, 2013 and 2012 primarily consisted of cash outflows for share repurchases. Teradata’s financing activities for the year ended December 31, 2011 primarily consisted of $300 million in proceeds from a new 5 year term loan, as discussed below, as well as repurchases of the Company’s common stock. The Company purchased 7.8 million shares of its common stock at an average price per share of $48.53 in 2013, 4.5 million shares at an average price per share of $62.53 in 2012 and 2.5 million shares at an average price per share of $50.78 in 2011. Share repurchases were made under two share repurchase programs initially authorized by our Board of Directors in 2008. The first program (the “dilution offset program”) authorizes the Company to repurchase Teradata common stock to the extent of cash received from the exercise of stock options and the Teradata Employee Stock Purchase Plan (“ESPP”) to offset dilution from shares issued pursuant to these plans. On February 6, 2012, the board approved a new $300 million share repurchase authorization to replace a prior $300 million authorization under the Company’s second share repurchase program (the “general share repurchase program”) that was to expire on February 10, 2012. On December 10, 2012, Teradata announced that the board approved an additional $300 million increase in the share repurchase authorization under the Company’s general share repurchase program. On October 14, 2013, the board approved an additional $300 million increase in the share repurchase authorization. As of December 31, 2013, the Company had $323 million of authorization remaining under the general share repurchase program to repurchase outstanding shares of Teradata common stock. Share repurchases made by the Company are reported on a trade date basis. Our share repurchase activity depends on factors such as our working capital needs, our cash requirements for capital investments, our stock price, and economic and market conditions. Proceeds from the ESPP and the exercise of stock options were $28 million in 2013, $55 million in 2012 and $25 million in 2011. These proceeds are included in Other Financing Activities, Net in the Consolidated Statements of Cash Flows.

Our total cash and cash equivalents held outside the United States in various foreign subsidiaries was $615 million as of December 31, 2013 and $497 million as of December 31, 2012. The remaining balance held in the United States was $80 million as of December 31, 2013 and $232 million as of December 31, 2012. Under current tax laws and regulations, if cash and cash equivalents held outside the United States are distributed to the United States in the form of dividends or otherwise, we would be subject to additional U.S. income taxes (subject to an adjustment for foreign tax credits) and potential foreign withholding taxes. As of December 31, 2013, we have not provided for the U.S. federal tax liability on approximately $1 billion of foreign earnings that are considered permanently reinvested outside of the United States.

In June 2012, Teradata entered into a new five-year revolving credit agreement (the “Credit Facility”), under which the Company may borrow up to $300 million. The Credit Facility replaces a similar revolving credit agreement in the same maximum principal amount entered into by Teradata in 2007. The new Credit Facility expires on June 15, 2017, at which point any remaining outstanding borrowings would be due for repayment unless extended by agreement of the parties for up to two additional one-year periods. The interest rate charged on borrowings pursuant to the Credit Facility can vary depending on the interest rate option the Company chooses to utilize and the Company’s leverage ratio at the time of the borrowing. In the near term, Teradata would anticipate choosing a floating rate based on the London Interbank Offered Rate (“LIBOR”). If the facility had been fully drawn at December 31, 2013, the spread over the LIBOR would have been 98 basis points (for an interest rate of 1.324%, assuming a 6 month borrowing term) given Teradata’s leverage ratio at that date. The Credit Facility is unsecured and contains certain representations and warranties, conditions, affirmative, negative and financial covenants, and events of default customary for such facilities. As of December 31, 2013, the Company had no outstanding borrowings from the Credit Facility, and was in compliance with all covenants.

In January 2011, Teradata in connection with the acquisition of Aprimo, funded part of purchase price of this all-cash acquisition by drawing down the full $300 million borrowing capacity from the Company’s prior credit facility. The $300 million in credit facility borrowings were repaid in full during the second quarter of 2011.

In April 2011, Teradata in connection with the acquisition of Aster Data, entered into a new $300 million five-year, unsecured term loan, and used a portion of these funds to finance the Aster Data acquisition. The outstanding principal amount of the term loan agreement bears interest at a floating rate based upon a negotiated base rate or a Eurodollar rate plus in each case a margin based on the leverage ratio of the Company. As of December 31, 2013, the term loan principal outstanding was $274 million, and carried an interest rate of 1.1875%.

Management believes current cash, Company cash flows from operations and its $300 million Credit Facility will be sufficient to satisfy future working capital, research and development activities, capital expenditures, pension contributions, and other financing requirements for at least the next twelve months. The Company principally holds its cash and cash equivalents in bank deposits and highly-rated money market funds.

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

Contractual and Other Commercial Commitments. In the normal course of business, we enter into various contractual obligations that impact, or could impact, our liquidity. The following table and discussion outlines our material obligations at December 31, 2013, with projected cash payments in the periods shown:

	Total		2015-	2017-	2019 and
In millions	Amounts	2014	2016	2018	Thereafter
Principal payments on long-term debt	$274	$26	$248	$—	$—
Interest payments on long-term debt	7	3	4	—	—
Lease obligations	81	22	33	18	8
Purchase obligations	9	5	4	—	—

Total debt, lease and purchase obligations	$371	$56	$289	$18	$8

Our principal payments on long-term debt represent the expected cash payments on our $300 million term loan and do not include any fair value adjustments or discounts and premiums. Our interest payments on long-term debt represent the estimated cash interest payments based on the prevailing interest rate on our $300 million term loan as of December 31, 2013. Our lease obligations in the above table include Company facilities in various domestic and international locations. Purchase obligations are committed purchase orders and other contractual commitments for goods and services, and include contractual payments in relation to service agreements with various vendors for ongoing telecommunications, and other services.

Additionally, the Company has $34 million in total uncertain tax positions recorded as noncurrent liabilities on its balance sheet as of December 31, 2013. These items are not included in the table of obligations shown above. The settlement period for these income tax liabilities cannot be reasonably estimated as the timing and the amount of the payments, if any, will depend on possible future tax examinations with the various tax authorities; however, it is not expected that any payments will be due within the next 12 months.

We also have product warranties and guarantees to third parties, as well as postemployment and international pension obligations that may affect future cash flow. These items are not included in the table of obligations shown above. Product warranties and third-party guarantees are described in detail in “Note 8—Commitments and Contingencies” in the Notes to Consolidated Financial Statements. Postemployment and pension obligations are described in detail in “Note 6—Employee Benefit Plans” in the Notes to Consolidated Financial Statements.

Off-Balance Sheet Arrangements. We do not participate in transactions that generate relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or for other contractually narrow or limited purposes.

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

In many cases, the accounting treatment of a particular transaction is specifically dictated by GAAP and does not require significant management judgment in its application. There are also areas in which management’s judgment in selecting among available alternatives would not produce a materially different result. The significant accounting policies and estimates that we believe are the most critical to aid in fully understanding and evaluating our reported financial results are discussed in the paragraphs below. Teradata’s senior management has reviewed these critical accounting policies and related disclosures with the Audit Committee of Teradata’s Board of Directors. For additional information regarding our accounting policies and other disclosures required by GAAP, see “Note 1—Description of Business, Basis of Presentation and Significant Accounting Policies” in the Notes to Consolidated Financial Statements.

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

For multiple deliverable arrangements that contain non-software related deliverables, the Company allocates revenue to each deliverable based upon the relative selling price hierarchy and if software and software-related deliverables are also included in the arrangement, to those deliverables as a group based on the best estimate of selling price (“BESP”) for the group. The selling price for a deliverable is based on its vendor-specific objective evidence of selling price (“VSOE”) if available, third-party evidence of selling price (“TPE”) if VSOE is not available, or BESP if neither VSOE nor TPE is available. The Company then recognizes revenue when the remaining revenue recognition criteria are met for each deliverable. For the software group or arrangements that contain only software and software-related deliverables, the revenue is allocated utilizing the residual or fair value method. Under the residual method, the VSOE of the undelivered elements is deferred and accounted for under the applicable revenue recognition guidance, and the remaining portion of the software arrangement fee is allocated to the delivered elements and is recognized as revenue. The fair value method is similar to the relative selling price method used for non-software deliverables except that the allocation of each deliverable is based on VSOE. For software groups or arrangements that contain only software and software-related deliverables in which VSOE does not exist for each deliverable (fair value method) or does not exist for each undelivered element (residual method), revenue for the entire software arrangement or group is deferred and not recognized until delivery of all elements without VSOE has occurred, unless the only undelivered element is postcontract customer support (“PCS”) in which case the entire software arrangement or group is recognized ratably over the PCS period.

Teradata’s analytic database software and hardware products are sold and delivered together in the form of a “Node” of capacity as an integrated technology solution. Because both the analytic database software and hardware platform are necessary to deliver the analytic data platform’s essential functionality, the database software and hardware (Node) are excluded from the software rules and considered a non-software related deliverable. Teradata software applications and related support are considered software-related deliverables. Additionally, the amount of revenue allocated to the delivered items utilizing the relative selling price or fair value method is limited to the amount that is not contingent upon the delivery of additional items or meeting other specified performance conditions (the non-contingent amount).

VSOE is based upon the normal pricing and discounting practices for those products and services when sold separately. Teradata uses the stated renewal rate approach in establishing VSOE for maintenance and subscriptions (collectively referred to as PCS). Under this approach, the Company assesses whether the contractually stated renewal rates are substantive and consistent with the Company’s normal pricing practices. Renewal rates greater than the lower level of our targeted pricing ranges are considered to be substantive and, therefore, meet the requirements to support VSOE. In instances where there is not a substantive renewal rate in the arrangement, the Company allocates revenue based upon BESP, using the minimum established pricing targets as supported by the renewal rates for similar customers utilizing the bell-curve method. Teradata also offers consulting and installation-related services to its customers, which are considered non-software deliverables if they relate to the nodes. These services are rarely considered essential to the functionality of the data warehouse solution deliverable and there is never software customization of the proprietary database software. VSOE for consulting services is based on the hourly rates for standalone consulting services projects by geographic region and are indicative of the Company’s customary pricing practices. Pricing in each market is structured to obtain a reasonable margin based on input costs.

In nearly all multiple-deliverable arrangements, the Company is unable to establish VSOE for all deliverables in the arrangement. This is due to infrequently selling each deliverable separately (such is the case with our nodes), not pricing products or services within a narrow range, or only having a limited sales history. When VSOE cannot be established, attempts are made to establish TPE of the selling price for each deliverable. TPE is determined based on competitor prices for similar deliverables when sold separately. However, Teradata’s offerings contain significant differentiation such that the comparable pricing of products with similar functionality cannot typically be obtained. This is because Teradata’s products contain a significant amount of proprietary technology and its solutions offer substantially different features and functionality than other available products. As Teradata’s products are significantly different from those of its competitors, the Company is unable to establish TPE for the vast majority of its products.

When the Company is unable to establish selling prices using VSOE or TPE, the Company uses BESP in its allocation of arrangement consideration. The objective of BESP is to determine the price at which the Company would transact a sale if the product or service was sold on a standalone basis. The Company determines BESP for a product or service by considering multiple factors including, but not limited to, geographies, market conditions, product life cycles, competitive landscape, internal costs, gross margin objectives, purchase volumes and pricing practices.

The primary consideration in developing BESP for the Company’s nodes is the bell-curve method based on historical transactions. The BESP analysis is at the geography level in order to align it with the way in which the Company goes to market and establishes pricing for its products. The Company has established discount ranges off of published list prices for different geographies based on strategy and maturity of Teradata’s presence in the respective geography. There are distinctions in each geography and product group which support the use of geographies and markets for the determination of BESP. For example, the Company’s U.S. market is relatively mature and most of the large transactions are captured in this market, whereas the International markets are less mature with generally smaller deal size. Additionally, the prices and margins for the Company’s products vary by geography and by product class. BESP is analyzed on a quarterly basis using a rolling previous 4-quarters of data, which the Company believes best reflects most recent pricing practices in a changing marketplace.

The Company reviews VSOE, TPE and its determination of BESP on a periodic basis and updates it, when appropriate, to ensure that the practices employed reflect the Company’s recent pricing experience. The Company maintains internal controls over the establishment and updates of these estimates, which includes review and approval by the Company’s management. For the twelve months ended December 31, 2013 there was no material impact to revenue resulting from changes in VSOE, TPE or BESP, nor does the Company expect a material impact from such changes in the near term.

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

Perpetual licenses, term licenses, hosting arrangements and software as a service. Teradata’s application offerings include perpetual licenses, term licenses, hosting arrangements and software as a service. For software arrangements that include a perpetual license, the residual method is typically used because the Company does not have VSOE for its perpetual licenses. This is because the perpetual license is never sold standalone. If the license is of limited life and does not require the Company to host the software for the customer, the software is considered a term license. Teradata’s term licenses are typically offered for application software and include a right-to-use license, PCS and consulting services. The revenue for these arrangements are typically recognized ratably over the contract term. The term of these arrangements varies between one and five years and may or may not include hosting services. In most arrangements the pricing is bundled to the customer. If the term license is hosted, the customer has the right to take possession of the software at any time during the hosting period. The customer’s rights to the software in these circumstances are not dependent on additional software payments or significant penalties, and the customer can feasibly run the software on its own hardware or contract with another party to host the software. If these criteria are not met, the hosting arrangement is accounted for outside the software rules as a software as a service arrangement. Under a software as a service arrangement, the license, PCS and hosting fee are recognized ratably over the term of the contract.

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

Capitalized Software

Costs incurred internally in researching and developing a computer software product is charged to expense until technological feasibility has been established. Technological feasibility is established when planning, designing and initial coding activities that are necessary to establish the product can be produced to meet its design specifications are complete. In the absence of a detailed program design, a working model is used to establish technological feasibility. Once technological feasibility is established, all development costs are capitalized until the product is available for general release to customers. Judgment is required in determining when technological feasibility of a product is established. The timing of when various research and development projects become technologically feasible or ready for release can cause fluctuation in the amount of research and development costs that are expensed or capitalized in any given period, thus impacting our reported profitability for that period.

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

The Company’s intention is to permanently reinvest its foreign earnings outside of the United States. As a result, the effective tax rates are largely based upon the forecasted pre-tax earnings mix and allocation of certain expenses in various taxing jurisdictions where the Company conducts its business. These jurisdictions apply a broad range of statutory income tax rates; the U.S. statutory corporate income tax rate is currently 35% as compared to the overall statutory effective tax rate of our various foreign jurisdictions of approximately 12%. As of December 31, 2013, the Company has not provided for federal income taxes on earnings of approximately $1 billion from its foreign subsidiaries.

We account for uncertainty in income taxes by prescribing thresholds and attributes for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. We may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. We record any interest and/or penalties related to uncertain tax positions in the income tax expense line on our Consolidated Statements of Income. As of December 31, 2013, the Company has a total of $34 million of unrecognized tax benefits, of which $20 million is included in the “Other liabilities” section of the Company’s consolidated balance sheet. The remaining balance of $14 million of unrecognized tax benefits relates to certain tax attribute carryforwards which were both generated by the Company and acquired in various acquisitions, which are netted against the underlying deferred tax assets recorded on the balance sheet.

We regularly review our deferred tax assets for recoverability and establish a valuation allowance if it is more likely than not that some portion or all of a deferred tax asset will not be realized. We had $11 million and $9 million recorded in valuation allowances as of December 31, 2013 and 2012, respectively. Due to a change in tax law enacted in the state of California in the fourth quarter of 2012, the Company established a valuation allowance to partially offset its California Research & Development tax credit carryforward deferred tax asset, as the Company expects to continue to generate excess California Research & Development tax credits into the foreseeable future. However, the discrete tax impact of establishing the valuation allowance was fully offset with a favorable discrete tax impact resulting from a decrease in the Company’s effective state tax rate resulting from the California change in tax law, resulting in no material net impact to the Company’s overall effective tax rate for the fourth quarter and full year ended December 31, 2012.

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

Goodwill and Other Intangible Assets

The company reviews goodwill for impairment annually and whenever events or changes in circumstances indicate the carrying value of goodwill may not be recoverable. The guidance on goodwill impairment requires the company to perform a two-step impairment test. In the first step, the company compares the fair value of each reporting unit to its carrying value. The company determines the fair value of its reporting units based on the income approach. Under the income approach, the company calculates the fair value of a reporting unit based on the present value of estimated future cash flows. If the fair value of the reporting unit exceeds the carrying value of the net assets assigned to that unit, goodwill is not impaired. If the carrying value of the net assets assigned to the reporting unit exceeds the fair value of the reporting unit, then the second step of the impairment test is performed in order to determine the implied fair value of the reporting unit’s goodwill. If the carrying value of a reporting unit’s goodwill exceeds its implied fair value, then the company records an impairment loss equal to the difference. Teradata reviewed four reporting units in its 2013 goodwill impairment assessment, as each geographic operating segment consisted of separate reporting units for data warehouse and application software activities.

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

Additionally, the acquisition method of accounting for business combinations requires the company to estimate the fair value of assets acquired, liabilities assumed, and any noncontrolling interest in the acquiree to properly allocate any excess purchase price consideration between net assets and goodwill. Impairment testing for assets, other than goodwill, requires the allocation of cash flows to those assets or group of assets and if required, an estimate of fair value for the assets or group of assets. The company’s estimates are based upon assumptions believed to be reasonable, but which are inherently uncertain and unpredictable. These valuations require the use of management’s assumptions, which would not reflect unanticipated events and circumstances that may occur.

The annual goodwill impairment analysis, which the company performed during the fourth quarter of 2013, did not result in an impairment charge. There were also no impairment charges recognized in 2013 as a result of assessments of intangible assets acquired as a result of business combinations (or otherwise purchased from other companies). As of December 31, 2013, Teradata had $946 million in goodwill and $149 million in acquired intangible assets on its consolidated balance sheet.

Pension and Postemployment Benefits

We have pension and postemployment benefit costs and credits, which are developed from actuarial valuations. Actuarial assumptions attempt to anticipate future events and are used in calculating the expense and liability relating to these plans. These factors include assumptions we make about interest rates, expected investment return on plan assets, total and involuntary turnover rates, and rates of future compensation increases. In addition, our actuarial consultants also use subjective factors such as withdrawal rates and mortality rates to develop our valuations. We review and update these assumptions on an annual basis at the beginning of each fiscal year. We are required to consider current market conditions, including changes in interest rates, in making these assumptions. The actuarial assumptions that we use may differ materially from actual results due to changing market and economic conditions, higher or lower withdrawal rates, or longer or shorter life spans of participants. These differences may result in a significant impact to the measurement of our pension and postemployment benefit obligations, and to the amount of pension and postemployment benefits expense we have recorded or may record. For example, as of December 31, 2013, a one-half percent increase/decrease in the discount rate would change the projected benefit obligation of our pension plans by approximately $6 million, and a one-half percent increase/decrease in our involuntary turnover assumption would change our postemployment benefit obligation by approximately $13 million.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

A discussion of recently issued accounting pronouncements is described in “Note 1—Description of Business, Basis of Presentation and Significant Accounting Policies” in the Notes to Consolidated Financial Statements elsewhere in this Annual Report, and we incorporate such discussion by reference.

Item 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company employs a foreign currency hedging strategy to limit potential losses in earnings or cash flows from adverse foreign currency exchange rate movements. Foreign currency exposures arise from transactions denominated in a currency other than the Company’s functional currency and from foreign denominated revenue and profit translated into U.S. dollars. The primary currencies to which the Company is exposed include the euro, the British pound, the Japanese yen, the Australian dollar, the Canadian dollar and other Asian and South American currencies. Exposures are hedged with foreign currency forward contracts with maturity dates of twelve months or less. The potential loss in fair value at December 31, 2013, for such contracts resulting from a hypothetical 10% adverse change in all foreign currency exchange rates is approximately $2 million. This loss would be mitigated by corresponding gains on the underlying exposures. For additional information regarding the Company’s foreign currency hedging strategy, see “Note 7— Derivative Instruments and Hedging Activities” in the Notes to Consolidated Financial Statements elsewhere in this Annual Report.

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

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Teradata Corporation:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of income, comprehensive income, shareholders’ equity and cash flows present fairly, in all material respects, the financial position of Teradata Corporation and its subsidiaries at December 31, 2013 and December 31, 2012, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2013 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing in Item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Annual Report on Internal Control over Financial Reporting appearing under item 9A. Our responsibility is to express opinions on these financial statements and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

/s/ PricewaterhouseCoopers LLP
PricewaterhouseCoopers LLP
Atlanta, GA
February 27, 2014

TERADATA CORPORATION

Consolidated Statements of Income

In millions, except per share amounts

	For the Year Ended December 31
	2013	2012	2011
Revenue
Product revenue	$1,230	$1,297	$1,122
Service revenue	1,462	1,368	1,240

Total revenue	2,692	2,665	2,362

Costs and operating expenses
Cost of products	433	416	381
Cost of services	786	758	688
Selling, general and administrative expenses	757	728	663
Research and development expenses	184	183	174

Total costs and operating expenses	2,160	2,085	1,906

Income from operations	532	580	456
Other (expense) income, net	(24)	(2)	25

Income before income taxes	508	578	481

Income tax expense	131	159	128

Net income	$377	$419	$353

Net income per common share
Basic	$2.31	$2.49	$2.10
Diluted	$2.27	$2.44	$2.05

Weighted average common shares outstanding
Basic	163.4	168.2	168.1
Diluted	166.4	171.7	171.9

The accompanying notes are an integral part of the consolidated financial statements.

TERADATA CORPORATION

Consolidated Statements of Comprehensive Income

In millions

	For the Year Ended December 31
	2013	2012	2011

Net income	$377	$419	$353

Other comprehensive income:
Foreign currency translation adjustments	2	9	(6)

Defined benefit plans:
Defined benefit plan adjustment, before tax	2	7	12
Defined benefit plan adjustment, tax portion	0	(3)	(2)

Defined benefit plan adjustment, net of tax	2	4	10

Other comprehensive income	4	13	4

Comprehensive income	$381	$432	$357

The accompanying notes are an integral part of the consolidated financial statements.

TERADATA CORPORATION

Consolidated Balance Sheets

In millions, except per share amounts

	At December 31
	2013	2012
Assets
Current Assets
Cash and cash equivalents	$695	$729
Accounts receivable, net	717	668
Inventories	56	47
Other current assets	95	90

Total current assets	1,563	1,534
Property and equipment, net	161	150
Capitalized software, net	195	173
Goodwill	946	932
Acquired intangible assets, net	149	186
Deferred income taxes	24	29
Other assets	58	62

Total assets	$3,096	$3,066

Liabilities and stockholders’ equity
Current liabilities
Accounts payable	$114	$141
Payroll and benefits liabilities	136	158
Deferred revenue	390	375
Other current liabilities	136	132

Total current liabilities	776	806
Long-term debt	248	274
Pension and other post employment plan liabilities	76	73
Long-term deferred revenue	25	30
Deferred tax liabilities	87	83
Other liabilities	27	21

Total liabilities	1,239	1,287

Commitments and contingencies (Note 8)

Stockholders’ equity
Preferred stock: par value $0.01 per share, 100.0 shares authorized, no shares issued and outstanding at December 31, 2013 and 2012, respectively	0	0
Common stock: par value $0.01 per share, 500.0 shares authorized, 190.9 and 189.5 shares issued at December 31, 2013 and 2012, respectively	2	2
Paid-in capital	973	898
Treasury stock: 31.6 and 23.8 shares at December 31, 2013 and 2012, respectively	(1,184)	(806)
Retained earnings	2,033	1,656
Accumulated other comprehensive income	33	29

Total stockholders’ equity	1,857	1,779

Total liabilities and stockholders’ equity	$3,096	$3,066

The accompanying notes are an integral part of the consolidated financial statements.

TERADATA CORPORATION

Consolidated Statements of Cash Flows

In millions

	For the Year Ended December 31
	2013	2012	2011
Operating activities
Net income	$377	$419	$353
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	147	126	102
Stock-based compensation expense	49	43	35
Excess tax benefit from stock-based compensation	(7)	(37)	(14)
Deferred income taxes	18	77	71
Loss (gain) on investments	25	0	(28)
Changes in assets and liabilities:
Receivables	(46)	(165)	(65)
Inventories	(9)	14	3
Current payables and accrued expenses	(63)	105	28
Deferred revenue	9	42	45
Other assets and liabilities	10	(49)	(17)

Net cash provided by operating activities	510	575	513

Investing activities
Expenditures for property and equipment	(60)	(67)	(42)
Additions to capitalized software	(78)	(81)	(68)
Business acquisitions and other investing activities, net	(36)	(274)	(722)

Net cash used in investing activities	(174)	(422)	(832)

Financing activities
Proceeds from long-term borrowings	0	0	600
Repayments of long-term borrowings	(15)	(11)	(300)
Repurchases of common stock	(382)	(277)	(127)
Excess tax benefit from stock-based compensation	7	37	14
Other financing activities, net	28	55	25

Net cash (used in) provided by financing activities	(362)	(196)	212

Effect of exchange rate changes on cash and cash equivalents	(8)	0	(4)

Decrease in cash and cash equivalents	(34)	(43)	(111)
Cash and cash equivalents at beginning of year	729	772	883

Cash and cash equivalents at end of year	$695	$729	$772

Supplemental data
Cash paid during the year for:
Income taxes	$124	$54	$56
Interest	$4	$4	$3

The accompanying notes are an integral part of the consolidated financial statements.

TERADATA CORPORATION

Consolidated Statements of Changes in Stockholders’ Equity

In millions

	Common Stock		Treasury Stock		Paid-in	Retained	Accumulated Other Comprehensive
	Shares	Amount	Shares	Amount	Capital	Earnings	Income (Loss)	Total
December 31, 2010	185	$2	(17)	($399)	$690	$884	$12	$1,189

Net income						353		353
Employee stock compensation, employee stock purchase programs and option exercises	2				60			60
Income tax benefit from stock compensation plans					15			15
Purchases of treasury stock, not retired			(2)	(127)				(127)
Pension and postemployment benefit plans, net of tax							10	10
Currency translation adjustment							(6)	(6)

December 31, 2011	187	2	(19)	(526)	765	1,237	16	1,494

Net income						419		419
Employee stock compensation, employee stock purchase programs and option exercises	3				95			95
Income tax benefit from stock compensation plans					38			38
Purchases of treasury stock, not retired			(5)	(280)				(280)
Pension and postemployment benefit plans, net of tax							4	4
Currency translation adjustment							9	9

December 31, 2012	190	2	(24)	(806)	898	1,656	29	1,779

Net income						377		377
Employee stock compensation, employee stock purchase programs and option exercises	1				68			68
Income tax benefit from stock compensation plans					7			7
Purchases of treasury stock, not retired			(8)	(378)				(378)
Pension and postemployment benefit plans, net of tax							2	2
Currency translation adjustment							2	2

December 31, 2013	191	$2	(32)	($1,184)	$973	$2,033	$33	$1,857

The accompanying notes are an integral part of the consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 Description of Business, Basis of Presentation and Significant Accounting Policies

Description of the Business. Teradata Corporation (“Teradata” or “the Company”) is a global leader in analytic data platforms, marketing and analytic applications, and consulting services. The Company’s analytic data platforms are comprised of software, hardware, and related business consulting and support services.

Basis of Presentation. The financial statements are presented on a consolidated basis and include the accounts of the Company and its wholly-owned subsidiaries in accordance with accounting principles generally accepted in the United States of America (“GAAP”).

Use of Estimates. The preparation of financial statements in conformity with GAAP requires management to make estimates and judgments that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and revenues and expenses during the period reported. On an ongoing basis, management evaluates these estimates and judgments, including those related to allowances for doubtful accounts, the valuation of inventory to net realizable value, impairments, stock-based compensation, pension and other postemployment benefits, and income taxes and any changes will be accounted for on a prospective basis. Actual results could differ from those estimates.

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

For multiple deliverable arrangements that contain non-software related deliverables, the Company allocates revenue to each deliverable based upon the relative selling price hierarchy and if software and software-related deliverables are also included in the arrangement, to those deliverables as a group based on the best estimate of selling price (“BESP”) for the group. The selling price for a deliverable is based on its vendor-specific objective evidence of selling price (“VSOE”) if available, third-party evidence of selling price (“TPE”) if VSOE is not available, or BESP if neither VSOE nor TPE is available. The Company then recognizes revenue when the remaining revenue recognition criteria are met for each deliverable. For the software group or arrangements that contain only software and software-related deliverables, the revenue is allocated utilizing the residual or fair value method. Under the residual method, the VSOE of the undelivered elements is deferred and accounted for under the applicable revenue recognition guidance, and the remaining portion of the software arrangement fee is allocated to the delivered elements and is recognized as revenue. The fair value method is similar to the relative selling price method used for non-software deliverables except that the allocation of each deliverable is based on VSOE. For software groups or arrangements that contain only software and software-related deliverables in which VSOE does not exist for each deliverable (fair value method) or does not exist for each undelivered element (residual method), revenue for the entire software arrangement or group is deferred and not recognized until delivery of all elements without VSOE has occurred, unless the only undelivered element is postcontract customer support (“PCS”) in which case the entire software arrangement or group is recognized ratably over the PCS period.

Teradata’s analytic database software and hardware products are sold and delivered together in the form of a “Node” of capacity as an integrated technology solution. Because both the analytic database software and hardware platform are necessary to deliver the analytic data platform’s essential functionality, the database software and hardware (Node) are excluded from the software rules and considered a non-software related deliverable. Teradata software applications and related support are considered software-related deliverables. Additionally, the amount of revenue allocated to the delivered items utilizing the relative selling price or fair value method is limited to the amount that is not contingent upon the delivery of additional items or meeting other specified performance conditions (the non-contingent amount).

VSOE is based upon the normal pricing and discounting practices for those products and services when sold separately. Teradata uses the stated renewal rate approach in establishing VSOE for maintenance and subscriptions (collectively referred to as PCS). Under this approach, the Company assesses whether the contractually stated renewal rates are substantive and consistent with the Company’s normal pricing practices. Renewal rates greater than the lower level of our targeted pricing ranges are considered to be substantive and, therefore, meet the requirements to support VSOE. In instances where there is not a substantive renewal rate in the arrangement, the Company allocates revenue based upon BESP, using the minimum established pricing targets as supported by the renewal rates for similar customers utilizing the bell-curve method. Teradata also offers consulting and installation-related services to its customers, which are considered non-software deliverables if they relate to the nodes. These services are rarely considered essential to the functionality of the data warehouse solution deliverable and there is never software customization of the proprietary database software. VSOE for consulting services is based on the hourly rates for standalone consulting services projects by geographic region and are indicative of the Company’s customary pricing practices. Pricing in each market is structured to obtain a reasonable margin based on input costs.

In nearly all multiple-deliverable arrangements, the Company is unable to establish VSOE for all deliverables in the arrangement. This is due to infrequently selling each deliverable separately (such is the case with our nodes), not pricing products or services within a narrow range, or only having a limited sales history. When VSOE cannot be established, attempts are made to establish TPE of the selling price for each deliverable. TPE is determined based on competitor prices for similar deliverables when sold separately. However, Teradata’s offerings contain significant differentiation such that the comparable pricing of products with similar functionality cannot typically be obtained. This is because Teradata’s products contain a significant amount of proprietary technology and its solutions offer substantially different features and functionality than other available products. As Teradata’s products are significantly different from those of its competitors, the Company is unable to establish TPE for the vast majority of its products.

When the Company is unable to establish selling prices using VSOE or TPE, the Company uses BESP in its allocation of arrangement consideration. The objective of BESP is to determine the price at which the Company would transact a sale if the product or service was sold on a standalone basis. The Company determines BESP for a product or service by considering multiple factors including, but not limited to, geographies, market conditions, product life cycles, competitive landscape, internal costs, gross margin objectives, purchase volumes and pricing practices.

The primary consideration in developing BESP for the Company’s nodes is the bell-curve method based on historical transactions. The BESP analysis is at the geography level in order to align it with the way in which the Company goes to market and establishes pricing for its products. The Company has established discount ranges off of published list prices for different geographies based on strategy and maturity of Teradata’s presence in the respective geography. There are distinctions in each geography and product group which support the use of geographies and markets for the determination of BESP. For example, the Company’s U.S. market is relatively mature and most of the large transactions are captured in this market, whereas the International markets are less mature with generally smaller deal size. Additionally, the prices and margins for the Company’s products vary by geography and by product class. BESP is analyzed on a quarterly basis using a rolling previous 4-quarters of data, which the Company believes best reflects most recent pricing practices in a changing marketplace.

The Company reviews VSOE, TPE and its determination of BESP on a periodic basis and updates it, when appropriate, to ensure that the practices employed reflect the Company’s recent pricing experience. The Company maintains internal controls over the establishment and updates of these estimates, which includes review and approval by the Company’s management. For the twelve months ended December 31, 2013 there was no material impact to revenue resulting from changes in VSOE, TPE or BESP, nor does the Company expect a material impact from such changes in the near term.

Perpetual licenses, term licenses, hosting arrangements and software as a service. Teradata’s application offerings include perpetual licenses, term licenses, hosting arrangements and software as a service. For software arrangements that include a perpetual license, the residual method is typically used because the Company does not have VSOE for its perpetual licenses. This is because the perpetual license is never sold standalone. If the license is of limited life and does not require the Company to host the software for the customer, the software is considered a term license. Teradata’s term licenses are typically offered for application software and include a right-to-use license, PCS and consulting services. The revenue for these arrangements are typically recognized ratably over the contract term. The term of these arrangements varies between one and five years and may or may not include hosting services. In most arrangements the pricing is bundled to the customer. If the term license is hosted, the customer has the right to take possession of the software at any time during the hosting period. The customer’s rights to the software in these circumstances are not dependent on additional software payments or significant penalties, and the customer can feasibly run the software on its own hardware or contract with another party to host the software. If these criteria are not met, the hosting arrangement is accounted for outside the software rules as a software as a service arrangement. Under a software as a service arrangement, the license, PCS and hosting fee are recognized ratably over the term of the contract.

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

Long-Lived Assets

Property and Equipment. Property and equipment, leasehold improvements and rental equipment are stated at cost less accumulated depreciation. Depreciation is computed over the estimated useful lives of the related assets primarily on a straight-line basis. Equipment is depreciated over three to twenty years and buildings over 25 to 45 years. Leasehold improvements are depreciated over the life of the lease or the asset, whichever is shorter. Total depreciation expense on the Company’s property and equipment for the years ended December 31, 2013, 2012 and 2011 was $48 million, $41 million and $33 million, respectively.

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

Costs incurred for the development of data warehousing software that will be sold, leased or otherwise marketed are capitalized when technological feasibility has been established. Technological feasibility is established when planning, designing and initial coding activities that are necessary to establish the product can be produced to meet its design specifications. In the absence of a program design, a working model is used to establish technological feasibility. These costs are included within capitalized software and are amortized over the estimated useful lives of four years using the greater of the ratio that current gross revenues for a product bear to the total of current and anticipated future gross revenues for that product or the straight-line method over the remaining estimated economic life of the product beginning when the product is available for general release. Costs capitalized include direct labor and related overhead costs. Costs incurred prior to technological feasibility and after general release are expensed as incurred. The following table identifies the activity relating to capitalized software:

	Internal-use Software			External-use Software
In millions	2013	2012	2011	2013	2012	2011
Beginning balance at January 1	$12	$11	$11	$161	$129	$105
Capitalized	6	6	5	72	75	63
Amortization	(6)	(5)	(5)	(50)	(43)	(39)

Ending balance at December 31	$12	$12	$11	$183	$161	$129

The aggregate amortization expense (actual and estimated) for internal-use and external-use software for the following periods is:

	Actual	For the year ended (estimated)
In millions	2013	2014	2015	2016	2017	2018
Internal-use software amortization expense	$6	$5	$4	$2	$1	$0
External-use software amortization expense	$50	$62	$54	$41	$21	$5

Estimated expense is based on capitalized software at December 31, 2013 and does not include any new capitalization for future periods.

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

Goodwill. Goodwill represents the excess of the purchase price in a business combination over the fair value of net tangible and intangible assets acquired. Goodwill amounts are not amortized, but rather are tested for impairment annually or upon occurrence of an event or change in circumstances that would more likely than not reduce the fair value of a reporting unit below its carrying amount. The Company did not recognize any goodwill impairment charges in 2013, 2012 or 2011.

Warranty. Provisions for product warranties are recorded in the period in which the related revenue is recognized. The Company accrues warranty reserves using percentages of revenue to reflect the Company’s historical average warranty claims.

Research and Development Costs. Research and development costs are expensed as incurred (with the exception of the capitalized software development costs discussed above). Research and development costs primarily include labor-related costs, contractor fees, and overhead expenses directly related to research and development support.

Pension and Postemployment Benefits. The Company accounts for its pension and postemployment benefit obligations using actuarial models. The measurement of plan obligations was made as of December 31, 2013. Liabilities are computed using the projected unit credit method. The objective under this method is to expense each participant’s benefits under the plan as they accrue, taking into consideration salary increases and the plan’s benefit allocation formula. Thus, the total pension or postemployment benefit to which each participant is expected to become entitled is broken down into units, each associated with a year of past or future credited service.

The Company recognizes the funded status of its pension and postemployment plan obligations in its consolidated balance sheet and records in other comprehensive income certain gains and losses that arise during the period, but are deferred under pension accounting rules.

Foreign Currency. Assets and liabilities of non-U.S. subsidiaries that operate in a local currency environment are translated into U.S. dollars at period-end exchange rates. Income and expense accounts are translated at daily exchange rates prevailing during the period. Adjustments arising from the translation are included in accumulated other comprehensive income, a separate component of stockholders’ equity. Gains and losses resulting from foreign currency transactions are included in determining net income.

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

Treasury Stock. Shares of the Company’s common stock repurchased through the share repurchase programs are held as treasury stock. Treasury stock is accounted for using the cost method.

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

The components of basic and diluted earnings per share are as follows:

	For the year ended December 31
In millions, except earnings per share	2013	2012	2011
Net income available for common stockholders	$377	$419	$353

Weighted average outstanding shares of common stock	163.4	168.2	168.1
Dilutive effect of employee stock options and restricted stock	3.0	3.5	3.8

Common stock and common stock equivalents	166.4	171.7	171.9

Earnings per share:
Basic	$2.31	$2.49	$2.10
Diluted	$2.27	$2.44	$2.05

Options to purchase 0.9 million shares of common stock for 2013 were not included in the computation of diluted earnings per share because their exercise prices were greater than the average market price of the common shares and, therefore, the effect would have been anti-dilutive. No stock options were excluded from the computation of diluted earnings per share for the twelve months ended December 31, 2012 and 2011.

Recently Issued Accounting Pronouncements

In February 2013, the Financial Accounting Standards Board (“FASB”) issued new guidance regarding the disclosure of comprehensive income. Under the new guidance, entities are required to provide information about the amounts reclassified out of accumulated other comprehensive income by component. In addition, entities are required to present, either on the face of the statement where net income is presented or in the notes, significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income but only if the amount reclassified is required to be reclassified to net income in its entirety in the same reporting period. For other amounts that are not required to be reclassified in their entirety to net income, an entity is required to cross-reference to other disclosures that provide additional detail about those amounts. The amendments in this update do not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income. This new guidance was adopted by the Company as of January 1, 2013 and did not have an impact on the Company’s consolidated financial position, results of operations or cash flows. The Company included enhanced footnote disclosures for the year ended December 31, 2013 in Note 13.

In July 2013, the FASB issued new guidance requiring the financial statement presentation of an unrecognized tax benefit in a particular jurisdiction, or a portion thereof, as a reduction to a deferred tax asset for a net operating loss (“NOL”) carryforward, a similar tax loss, or a tax credit carryforward, unless the uncertain tax position is not available to reduce, or would not be used to reduce, the NOL or carryforward under the tax law in the same jurisdiction; otherwise, the unrecognized tax benefit should be presented as a gross liability and should not be combined with a deferred tax asset. This new guidance is effective for interim and annual periods beginning after December 15, 2013. The Company is currently evaluating the impact of this guidance on its consolidated financial position, results of operations and cash flows.

Other recently issued accounting pronouncements not effective until after December 31, 2013 are not expected to have a material impact on our financial position or results of operations.

Note 2 Supplemental Financial Information

	At December 31
In millions	2013	2012
Accounts receivable
Trade	$731	$683
Other	4	3

Accounts receivable, gross	735	686
Less: allowance for doubtful accounts	(18)	(18)

Total accounts receivable, net	$717	$668

Inventories
Finished goods	$39	$26
Service parts	17	21

Total inventories	$56	$47

Other current assets
Current deferred tax assets	$34	$36
Other	61	54

Total other current assets	$95	$90

Property and equipment
Land	$8	$8
Buildings and improvements	74	67
Machinery and other equipment	309	280

Property and equipment, gross	391	355
Less: accumulated depreciation	(230)	(205)

Total property and equipment, net	$161	$150

Other current liabilities
Sales and value-added taxes	$34	$28
Current portion of long-term debt	26	15
Other	76	89

Total other current liabilities	$136	$132

Deferred revenue
Deferred revenue, current	$390	$375
Long-term deferred revenue	25	30

Total deferred revenue	$415	$405

Note 3 Goodwill and Acquired Intangible Assets

The following table identifies the activity relating to goodwill by operating segment:

In millions	Balance December 31, 2012	Additions	Currency Translation Adjustments	Balance December 31, 2013
Goodwill
Americas	$616	$12	($2)	$626
International	316	4	0	320

Total goodwill	$932	$16	($2)	$946

The change in goodwill for the twelve months ended December 31, 2013 was primarily due to immaterial acquisitions that were completed during the period. In the fourth quarter of 2013, the Company performed its annual impairment test of goodwill and determined that no impairment to the carrying value of goodwill was necessary, as the fair value of each reporting unit exceeded their respective carrying amounts, including goodwill. Teradata reviewed four reporting units in its 2013 goodwill impairment assessment, as both geographic operating segments consisted of separate reporting units for data warehouse and application software activities.

Acquired intangible assets were specifically identified when acquired, and are deemed to have finite lives. The gross carrying amount and accumulated amortization for Teradata’s acquired intangible assets were as follows:

		December 31, 2013		December 31, 2012
In millions	Amortization Life (in Years)	Gross Carrying Amount	Accumulated Amortization and Currency Translation Adjustments	Gross Carrying Amount	Accumulated Amortization and Currency Translation Adjustments
Acquired intangible assets
Intellectual property/developed technology	1 to 7	$153	$(70)	$153	$(48)
Customer relationships	3 to 10	77	(23)	77	(14)
Trademarks/trade names	1 to 5	15	(7)	15	(2)
In-process research and development	5	5	(1)	5	0
Non-compete agreements	1 to 3	1	(1)	1	(1)

Total	1 to 10	$251	$(102)	$251	$(65)

The gross carrying amount of acquired intangible assets was reduced by certain intangible assets previously acquired that became fully amortized and were removed from the balance sheet. This decrease was offset by the addition of newly acquired intangible assets associated with immaterial acquisitions in the current year.

The aggregate amortization expense (actual and estimated) for acquired intangible assets for the following periods is:

	Actual	For the year ended (estimated)
In millions	2013	2014	2015	2016	2017	2018
Amortization expense	$44	$45	$37	$27	$18	$7

Note 4 Income Taxes

For the years ended December 31, income before income taxes consisted of the following:

In millions	2013	2012	2011
Income before income taxes
United States	$362	$388	$309
Foreign	146	190	172

Total income before income taxes	$508	$578	$481

For the years ended December 31, income tax expense consisted of the following:

In millions	2013	2012	2011
Income tax expense
Current
Federal	$78	$50	$26
State and local	10	9	3
Foreign	26	23	29
Deferred
Federal	18	72	64
State and local	2	7	8
Foreign	(3)	(2)	(2)

Total income tax expense	$131	$159	$128

The following table presents the principal components of the difference between the effective tax rate and the U.S. federal statutory income tax rate for the years ended December 31:

In millions	2013	2012	2011
Income tax expense at the U.S. federal tax rate	35.0%	35.0%	35.0%
Foreign income tax differential	(7.3%)	(8.1%)	(7.4%)
State and local income taxes	0.4%	0.7%	1.3%
U.S. permanent book/tax differences	(1.6%)	(0.5%)	(1.8%)
Other, net	(0.7%)	0.4%	(0.5%)

Total income tax expense	25.8%	27.5%	26.6%

The tax rate for the twelve months ended December 31, 2013 included a discrete $4 million tax benefit associated with the U.S. Federal Research and Development (“R&D) tax credit for 2012, which was retroactively reinstated with the enactment of the American Taxpayer Relief Act of 2012 in January 2013. There were no material discrete tax items, nor any tax benefits associated with the 2012 U.S. Federal R&D Tax credit due to its expiration, reflected in the tax rate for the twelve months ended December 31, 2012. The tax rate for the twelve months ended December 31, 2011 included a $4 million tax benefit recorded in the second quarter of 2011 related to the book gain recorded on the Company’s previous equity investment in Aster Data, which was reflected as a permanent non-taxable item. The provision for income taxes is based on the pre-tax earnings mix by jurisdiction of Teradata and its subsidiaries under the Company’s current structure.

Deferred income tax assets and liabilities included in the balance sheets at December 31 were as follows:

In millions	2013	2012
Deferred income tax assets
Employee pensions and other liabilities	$57	$54
Other balance sheet reserves and allowances	22	27
Deferred revenue	2	4
Tax loss and credit carryforwards	41	41
Capitalized research and development	5	16
Other	1	0

Total deferred income tax assets	128	142
Valuation allowance	(13)	(9)

Net deferred income tax assets	115	133

Deferred income tax liabilities
Intangibles and capitalized software	117	123
Property and equipment	29	26
Other	0	5

Total deferred income tax liabilities	146	154

Total net deferred income tax liabilities	($31)	($21)

As of December 31, 2013, Teradata had total net operating loss carryforwards in the United States and certain foreign jurisdictions of approximately $33 million (tax effected), some of which begin to expire in 2014. In addition, Teradata has Research and Development Tax Credit carryforwards of $22 million, some of which begin to expire in 2014. As of December 31, 2013, the Company has recorded $41 million (net of a $11 million valuation allowance related to California Research and Development tax credits) of these tax attributes on its balance sheet as deferred tax assets; the remaining $14 million of deferred tax assets are associated with certain tax attributes which were both generated by the Company and acquired from various acquisitions, which do not meet the recognition criteria for uncertain tax positions and therefore are not recorded for financial reporting purposes.

The Company’s intention is to permanently reinvest its foreign earnings outside of the United States. As a result, the effective tax rates in the periods presented are largely based upon the pre-tax earnings mix and allocation of certain expenses in various taxing jurisdictions where the Company conducts its business; these jurisdictions apply a broad range of statutory income tax rates. At December 31, 2013 the Company had not provided for federal income taxes on earnings of approximately $1 billion from its foreign subsidiaries. Should these earnings be distributed in the form of dividends or otherwise, the Company would be subject to U.S. income taxes and potential withholding taxes in various international jurisdictions. The U.S. taxes would be partially offset by U.S. foreign tax credits. Determination of the amount of unrecognized deferred U.S. tax liability is not practical because of the complexities associated with this hypothetical calculation.

The Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The Company reflects any interest and penalties recorded in connection with its uncertain tax positions as a component of income tax expense.

As of December 31, 2013, the Company’s uncertain tax positions totaled approximately $34 million, of which $20 million is reflected in the “Other liabilities” section of the Company’s balance sheet as a non-current liability. The remaining balance of $14 million of uncertain tax positions relates to certain tax attributes which were both generated by the Company and acquired in various acquisitions, which are netted against the underlying deferred tax assets recorded on the balance sheet. The entire balance of $34 million in uncertain tax positions would cause a decrease in the effective income tax rate upon recognition. Teradata has recorded $1 million of interest accruals related to its uncertain tax liabilities as of December 31, 2013.

Below is a rollforward of the Company’s liability related to uncertain tax positions at December 31:

In millions	2013	2012
Balance at January 1	$31	$28
Gross increases for prior period tax positions	1	0
Gross decreases for prior period tax positions	(3)	(1)
Gross increases for current period tax positions	5	4

Balance at December 31	$34	$31

The Company and its subsidiaries file income tax returns in the U.S. federal and various state jurisdictions, as well as numerous foreign jurisdictions. As of December 31, 2013, the Company has ongoing tax audits for its U.S. Federal tax filing for tax year 2011, as well as in a limited number of state and foreign jurisdictions; however, no material adjustments have been proposed or made in any of these examinations to date.

Note 5 Employee Stock-based Compensation Plans

The Company recorded stock-based compensation expense for the years ended December 31 as follows:

In millions	2013	2012	2011
Stock options	$14	$15	$14
Restricted stock	32	28	21
Employee share repurchase program (compensatory effective 1/1/13)	3	0	0

Total stock-based compensation before income taxes	49	43	35
Tax benefit	(16)	(14)	(13)

Total stock-based compensation, net of tax	$33	$29	$22

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

As of December 31, 2013, the Company’s primary types of stock-based compensation were stock options, restricted stock, restricted stock units and the employee stock purchase program (the “ESPP”).

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

For the years ended December 31, 2013, 2012 and 2011, the weighted-average fair value of options granted for Teradata equity awards was $18.02, $22.31 and $18.12, respectively. The fair value of each option award on the grant date was estimated using the Black-Scholes option-pricing model with the following assumptions:

	2013	2012	2011
Dividend yield	0	0	0
Risk-free interest rate	1.77%	0.87%	1.63%
Expected volatility	37.6%	35.7%	39.5%
Expected term (years)	6.3	6.3	6.3

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

The following table summarizes the Company’s stock option activity for the year ended December 31, 2013:

Shares in thousands	Shares Under Option	Weighted- Average Exercise Price per Share	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in millions)
Outstanding at January 1, 2013	6,638	$30.69	6.7	$207
Granted	918	$45.43
Exercised	(460)	$18.62
Canceled	(18)	$11.48
Forfeited	(66)	$50.50

Outstanding at December 31, 2013	7,012	$33.27	6.3	$100
Fully vested and expected to vest at December 31, 2013	6,974	$33.17	6.3	$100
Exercisable at December 31, 2013	5,019	$26.68	5.3	$99

The total intrinsic value of options exercised was $19 million in 2013, $113 million in 2012 and $38 million in 2011. Cash received by the Company from option exercises under all share-based payment arrangements was $9 million in 2013, $43 million in 2012 and $16 million in 2011. The tax benefit realized from these exercises was $6 million in 2013, $38 million in 2012 and $14 million in 2011. As of December 31, 2013, there was $36 million of total unrecognized compensation cost related to unvested stock option grants. That cost is expected to be recognized over a weighted-average period of 3.1 years.

Restricted Stock and Restricted Stock Units

The Teradata SIP provides for the issuance of restricted stock, as well as restricted stock units. These grants consist of both service-based and performance-based awards. Service-based awards typically vest over a three-to four-year period beginning on the effective date of grant. These grants are not subject to future performance measures. The cost of these awards, determined to be the fair market value at the date of grant, is expensed ratably over the vesting period. For substantially all restricted stock grants, at the date of grant, the recipient has all rights of a stockholder, subject to certain restrictions on transferability and a risk of forfeiture. A recipient of restricted stock units does not have the rights of a stockholder and is subject to restrictions on transferability and risk of forfeiture. For both restricted stock grants and restricted stock units, any potential dividend rights would be subject to the same vesting requirements as the underlying equity award. As a result, such rights are considered a contingent transfer of value and consequently these equity awards are not considered participating securities. Performance-based grants are subject to future performance measurements over a one- to four-year period. All performance-based shares that are earned in respect of an award will become vested at the end of the performance and/or service period provided the employee is continuously employed by the Company and applicable performance measures are met. The fair value of each performance-based award is determined on the grant date, based on the Company’s stock price, and assumes that performance targets will be achieved. Over the performance period, the number of shares of stock that will be issued is adjusted upward or downward based upon management’s assessment of the probability of achievement of performance targets. The ultimate number of shares issued and the related compensation cost recognized as expense will be based on a comparison of the final achievement of performance metrics to the specified targets.

The following table reports restricted stock and restricted stock unit activity during the year ended December 31, 2013:

Shares in thousands	Number of Shares	Weighted- Average Grant Date Fair Value per Share
Unvested shares at January 1, 2013	2,373	$51.37
Granted	995	$48.24
Vested	(704)	$42.88
Forfeited/canceled	(86)	$53.75

Unvested shares at December 31, 2013	2,578	$50.30

For the years ended December 31, 2013, 2012 and 2011, the weighted-average fair value of restricted stock units granted for Teradata equity awards was $48.24, $60.71 and $45.19, respectively.

The total fair value of shares vested was $30.0 million in 2013, $15 million in 2012 and $11 million in 2011. As of December 31, 2013, there was $68 million of unrecognized compensation cost related to unvested restricted stock grants. The unrecognized compensation cost is expected to be recognized over a remaining weighted-average period of 2.4 years.

The following table represents the composition of Teradata restricted stock unit grants in 2013:

Shares in thousands	Number of Shares	Weighted- Average Grant Date Fair Value
Service-based shares	911	$46.90
Performance-based shares	84	$62.77

Total stock grants	995	$48.24

Approximately 0.3 million shares of the performance awards issued in December of 2012 also included a market-based component for certain key executives in connection with a restructuring of the Company’s management team. On March 1, 2013, these awards were amended to create two separate awards: (i) 70% of the units were allocated to 2016 performance-based restricted share units (“Special 2016 PBRSUs”); and (ii) 30% of the units were allocated to special long-term strategic performance-based restricted share units (“Long-Term Strategic PBRSUs”). This modification resulted in no incremental fair value on the date of modification. Consistent with a Type I modification, the original fair value was used to value the awards since the stock price and fair value was lower on the date of modification. Each recipient’s opportunity to earn the Special 2016 PBRSUs is based on the extent to which Teradata achieves certain challenging or “stretch” financial goals through 2016 based on a GAAP revenue and a non-GAAP earnings per share targets in 2016. Each recipient’s opportunity to earn the Long-Term Strategic PBRSUs generally is based on a subjective assessment of performance over a four-year period ending in 2016 relative to a mix of long-term strategic measures with respect to such matters as data warehousing technology and offerings and integrated marketing management solutions, among other things, provided that a stretch non-GAAP earnings per share threshold is achieved. There was no compensation expense related to the Special 2016 PBRSUs and Long-Term Strategic PBRSUs recorded in 2013 based on management’s determination that at December 31, 2013 it was not probable that performance targets for these awards would be achievable.

For the Special 2016 PBRSUs, payout in excess of target cannot occur unless the Company achieves certain non-GAAP earnings per share and stock price goals. In evaluating the fair value of the Special 2016 PBRSUs, the Company used a Monte Carlo simulation on the grant date and determined the fair value to be $26.78 per unit for the market component of the award. Compensation expense related to the performance portion of the award is valued based on the grant date stock price and is only recorded in a period when it is probable that the performance metrics will be met. Compensation expense related to the market portion is only recorded when it is probable that the performance metrics will be above target, regardless of the stock price. There was no compensation expense related to the market portion of these awards in 2013. The primary assumptions used in the valuation of the market component of the awards were as follows:

2012
Grant date fair value per share of Company common stock	$58.63
Expected volatility	36.44%
Risk-free interest rate	0.47%
Dividend yield	0
Performance vesting hurdle - future fair value per share of Company common stock	$85.00

Employee Stock Purchase Program

The Company’s ESPP, effective on October 1, 2007, and as amended effective as of January 1, 2013, provides eligible employees of Teradata and its designated subsidiaries an opportunity to purchase the Company’s common stock at a discount to the average of the highest and lowest sale prices on the last trading day of each month. As of January 1, 2013, the ESPP discount was 15% of the average market price and considered compensatory. Prior to 2013, the ESPP discount was 5% of the average market price and this plan was considered non-compensatory.

Employees may authorize payroll deductions of up to 10% of eligible compensation for common stock purchases. A total of 4 million shares were authorized to be issued under the ESPP, with approximately 2.4 million shares remaining under that authorization at December 31, 2013. The shares of Teradata common stock purchased by a participant on an exercise date (the last day of each month), for all purposes, are deemed to have been issued and sold at the close of business on such exercise date. Prior to that time, none of the rights or privileges of a stockholder exists with respect to such shares. Employees purchased approximately 0.4 million shares in 2013, 0.2 million shares in 2012 and 0.2 million shares in 2011, for approximately $20 million, $12 million and $9 million, respectively.

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

Pension and postemployment benefit costs for the years ended December 31 were as follows:

	2013		2012		2011
In millions	Pension	Postemployment	Pension	Postemployment	Pension	Postemployment
Service cost	$10	$3	$9	$4	$9	$4
Interest cost	3	1	4	1	4	2
Expected return on plan assets	(2)	0	(3)	0	(3)	0
Settlement charge	1	0	1	0	3	0
Employee contributions	(1)	0	(1)	0	(1)	0
Amortization of actuarial loss (gain)	2	(1)	1	0	1	0

Total costs	$13	$3	$11	$5	$13	$6

The underfunded amount of pension and postemployment obligations is recorded as a liability in the Company’s consolidated balance sheet. The following tables present the changes in benefit obligations, plan assets, funded status and the reconciliation of the funded status to amounts recognized in the consolidated balance sheets and in accumulated other comprehensive income at December 31:

	Pension		Postemployment
In millions	2013	2012	2013	2012
Change in benefit obligation
Benefit obligation at January 1	$122	$108	$25	$33
Service cost	8	8	3	4
Interest cost	4	4	1	1
Plan participant contributions	1	1	0	0
Actuarial loss (gain)	6	9	3	(11)
Benefits paid	(6)	(7)	(4)	(2)
Currency translation adjustments	(6)	(1)	(1)	0

Benefit obligation at December 31	129	122	27	25

Change in plan assets
Fair value of plan assets at January 1	69	59	0	0
Actual return on plan assets	9	5	0	0
Company contributions	10	12	0	0
Benefits paid	(6)	(7)	0	0
Currency translation adjustments	(7)	(1)	0	0
Plan participant contribution	1	1	0	0

Fair value of plan assets at December 31	76	69	0	0

Funded status (underfunded)	$(53)	$(53)	$(27)	$(25)

Amounts Recognized in the Balance Sheet
Noncurrent assets	$1	$—	$—	$—
Current liabilities	(1)	(1)	(4)	(4)
Noncurrent liabilities	(53)	(52)	(23)	(21)

Net amounts recognized	$(53)	$(53)	$(27)	$(25)

Amounts Recognized in Accumulated Other Comprehensive Income
Net actuarial loss (gain)	$26	$32	$(12)	$(16)
Prior service credit	(2)	(2)	0	0

Total	$24	$30	$(12)	$(16)

The accumulated pension benefit obligation was $120 million at December 31, 2013 and $113 million at December 31, 2012. For pension plans with accumulated benefit obligations in excess of plan assets, the projected benefit obligation, accumulated benefit obligation and fair value of assets were $55 million, $49 million and $3 million, respectively, at December 31, 2013, and $98 million, $90 million and $45 million , respectively, at December 31, 2012.

The following table presents the pre-tax net changes in projected benefit obligations recognized in other comprehensive income during 2013 and 2012:

	Pension		Postemployment
In millions	2013	2012	2013	2012
Actuarial (gain) loss arising during the year	($1)	$7	$2	($12)
Amortization of (gain) loss included in net periodic benefit cost	(2)	(1)	1	0
Recognition of loss due to settlement	(1)	(1)	0	0
Foreign currency exchange	(1)	0	0	0

Total recognized in other comprehensive (income) expense	($5)	$5	$3	($12)

The following table presents the amounts in accumulated other comprehensive income expected to be recognized as components of net periodic benefit cost during 2014:

In millions	Pension	Postemployment
Net loss (gain) to be recognized in other comprehensive income	$2	($1)

The weighted-average rates and assumptions used to determine benefit obligations at December 31, 2013 and 2012, and net periodic benefit cost for the years ended December 31, 2013 and 2012, were as follows:

	Pension Benefit Obligations		Pension Benefit Cost
	2013	2012	2013	2012
Discount rate	3.0%	3.0%	3.0%	3.7%
Rate of compensation increase	3.2%	3.3%	3.3%	3.3%
Expected return on plan assets	N/A	N/A	3.4%	4.0%

	Postemployment Benefit Obligations		Postemployment Benefit Cost
	2013	2012	2013	2012
Discount rate	3.8%	3.4%	3.4%	4.1%
Rate of compensation increase	3.7%	3.8%	3.8%	3.7%
Involuntary turnover rate	1.0%	1.0%	1.0%	1.5%

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

The discount rate used to determine year-end 2013 U.S. benefit obligations was derived by matching the plans’ expected future cash flows to the corresponding yields from the Citigroup Pension Liability Index. This yield curve has been constructed to represent the available yields on high-quality fixed-income investments across a broad range of future maturities. International discount rates were determined by examining interest rate levels and trends within each country, particularly yields on high-quality long-term corporate bonds, relative to our future expected cash flows.

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

Plan Assets. The weighted-average asset allocations at December 31, 2013 and 2012, by asset category are as follows:

	Actual Asset Allocation
	As of December 31		Target Asset
	2013	2012	Allocation
Equity securities	34%	39%	36%
Debt securities	37%	36%	41%
Insurance (annuity) contracts	13%	11%	13%
Real estate	6%	5%	3%
Other	10%	9%	7%

Total	100%	100%	100%

Fair Value. Fair value measurements are established utilizing a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. These tiers are more fully described in Note 9.

The following is a description of the valuation methodologies used for pension assets as of December 31, 2013.

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

The following table sets forth by level, within the fair value hierarchy, the pension plan assets at fair value as of December 31, 2013:

		Fair Value Measurements at Reporting Date Using
		Quoted Prices in	Significant
		Active Markets	Other	Signficant
		for Identical	Observable	Unobservable
		Assets	Inputs	Inputs
In millions	December 31, 2013	(Level 1)	(Level 2)	(Level 3)
Money market funds	$3	$0	$3	$0
Equity funds	26	0	26	0
Bond/fixed-income funds	28	0	28	0
Real-estate indirect investment	5	0	5	0
Commodities/Other	4	0	4	0
Insurance contracts	10	0	0	10

Total Assets at fair value	$76	$0	$66	$10

The table below sets forth a summary of changes in the fair value of the pension plan level 3 assets for the year ended December 31, 2013:

In millions	Insurance Contracts
Balance as of January 1, 2013	$8
Purchases, sales and settlements, net	2

Balance as of December 31, 2013	$10

The following table sets forth by level, within the fair value hierarchy, the pension plan assets at fair value as of December 31, 2012:

		Fair Value Measurements at Reporting Date Using
		Quoted Prices in	Significant
		Active Markets	Other	Signficant
		for Identical	Observable	Unobservable
		Assets	Inputs	Inputs
In millions	December 31, 2012	(Level 1)	(Level 2)	(Level 3)
Money market funds	$2	$0	$2	$0
Equity funds	27	0	27	0
Bond/fixed-income funds	25	0	25	0
Real-estate indirect investment	4	0	4	0
Commodities/Other	3	0	3	0
Insurance contracts	8	0	0	8

Total Assets at fair value	$69	$0	$61	$8

The table below sets forth a summary of changes in the fair value of the pension plan level 3 assets for the year ended December 31, 2012:

In Millions	Insurance Contracts
Balance as of January 1, 2012	$7
Purchases, sales and settlements, net	1

Balance as of December 31, 2012	$8

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

Cash Flows Related to Employee Benefit Plans

Cash Contributions. The Company expects to contribute approximately $9 million to the international pension plans and $4 million for postemployment benefit obligations in 2014.

Estimated Future Benefit Payments. The Company expects to make the following benefit payments reflecting past and future service from its pension and postemployment plans:

	Pension	Postemployment
In millions	Benefits	Benefits
Year
2014	$4	$4
2015	$6	$4
2016	$7	$4
2017	$7	$4
2018	$7	$3
2019-2023	$32	$15

Savings Plans. U.S. employees and many international employees participate in defined contribution savings plans. These plans generally provide either a specified percent of pay or a matching contribution on participating employees’ voluntary elections. The Company’s matching contributions typically are subject to a maximum percentage or level of compensation. Employee contributions can be made pre-tax, after-tax or a combination thereof. The expense for the U.S. savings plan was $23 million in 2013, $21 million in 2012 and $19 million in 2011. The expense for international subsidiary savings plans was $17 million in 2013, $18 million in 2012 and $14 million in 2011.

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

All derivatives are recognized in the Consolidated Balance Sheets at their fair value. The fair values of foreign exchange contracts are based on market spot and forward exchange rates and represent estimates of possible value that may not be realized in the future. Changes in the fair value of derivative financial instruments, along with the loss or gain on the hedged asset or liability, are recorded in current period earnings. The notional amounts represent agreed-upon amounts on which calculations of dollars to be exchanged are based, and are an indication of the extent of Teradata’s involvement in such instruments. These notional amounts do not represent amounts exchanged by the parties and, therefore, are not a measure of the instruments. Across its portfolio of contracts, Teradata has both long and short positions relative to the U.S. dollar. As a result, Teradata’s net involvement is less than the total contract notional amount of the Company’s foreign exchange forward contracts.

The contract notional amount of the Company’s foreign exchange forward contracts was $152 million ($24 million on a net basis) at December 31, 2013, and $140 million ($53 million on a net basis) at December 31, 2012. The fair value derivative assets and liabilities recorded in other current assets and accrued liabilities at December 31, 2013 and 2012, were not material.

Gains and losses from the Company’s fair value hedges (foreign currency forward contracts and related hedged items) were immaterial for the years ended December 31, 2013, 2012 and 2011. Gains and losses from foreign exchange forward contracts are fully recognized each period and reported along with the offsetting gain or loss of the related hedged item, either in cost of products or in other income, depending on the nature of the related hedged item.

Note 8 Commitments and Contingencies

In the normal course of business, the Company is subject to proceedings, lawsuits, governmental investigations, claims and other matters, including those that relate to the environment, health and safety, employee benefits, export compliance, intellectual property, tax matters, and other regulatory compliance and general matters.

As previously reported, in January 2013, the Company settled a civil litigation matter related to certain federal government contracts entered into prior to Teradata’s separation from NCR Corporation for $3 million, the amount previously accrued, and the court dismissed the action at that time.

Guarantees and Product Warranties.

Guarantees associated with the Company’s business activities are reviewed for appropriateness and impact to the Company’s financial statements. Periodically, the Company’s customers enter into various leasing arrangements coordinated with a leasing company. In some instances, the Company guarantees the leasing company a minimum value at the end of the lease term on the leased equipment. As of December 31, 2013, the maximum future payment obligation of this guaranteed value and the associated liability balance was $4 million.

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

The following table identifies the activity relating to the warranty reserve for the years ended December 31:

In millions	2013	2012	2011
Warranty reserve liability
Beginning balance at January 1	$8	$6	$6
Accruals for warranties issued	15	17	13
Settlements (in cash or kind)	(15)	(15)	(13)

Balance at end of period	$8	$8	$6

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

Leases. Teradata conducts certain of its sales and administrative operations using leased facilities, the initial lease terms of which vary in length. Many of the leases contain renewal options and escalation clauses that are not material to the overall lease portfolio. Future minimum operating lease payments and committed subleases under non-cancelable leases as of December 31, 2013, for the following fiscal years were:

	Total
In millions	Amounts	2014	2015	2016	2017	2018
Operating lease obligations	$73	$22	$20	$13	$10	$8
Sublease rentals	(11)	(3)	(3)	(3)	(2)	0

Total committed operating leases less sublease rentals	$62	$19	$17	$10	$8	$8

The Company’s actual rental expense was $26 million, $25 million and $23 million for the years ended December 31, 2013, 2012 and 2011, respectively. The Company had no contingent rentals for these periods, but received sublease rental income of $3 million for each of the years ended December 31, 2013, 2012 and 2011.

Concentrations of Risk. The Company is potentially subject to concentrations of credit risk on accounts receivable and financial instruments such as hedging instruments, and cash and cash equivalents. Credit risk includes the risk of nonperformance by counterparties. The maximum potential loss may exceed the amount recognized on the balance sheet. Exposure to credit risk is managed through credit approvals, credit limits, selecting major international financial institutions (as counterparties to hedging transactions) and monitoring procedures. Teradata’s business often involves large transactions with customers, and if one or more of those customers were to default in its obligations under applicable contractual arrangements, the Company could be exposed to potentially significant losses. However, management believes that the reserves for potential losses were adequate at December 31, 2013 and 2012.

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

Note 9 Fair Value Measurements

Fair value measurements are established utilizing a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. These tiers include: Level 1, defined as observable inputs such as quoted prices in active markets for identical assets or liabilities; Level 2, defined as significant other observable inputs, such as quoted prices in active markets for similar assets or liabilities, or quoted prices in less-active markets for identical assets; and Level 3, defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions. Financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

The Company’s assets and liabilities measured at fair value on a recurring basis include money market funds and foreign currency exchange contracts. A portion of the Company’s excess cash reserves are held in money market funds which generate interest income based on the prevailing market rates. Money market funds are included in cash and cash equivalents in the Company’s balance sheet. Money market fund holdings are measured at fair value using quoted market prices and are classified within Level 1 of the valuation hierarchy. When deemed appropriate, the Company minimizes its exposure to changes in foreign currency exchange rates through the use of derivative financial instruments, specifically, forward foreign exchange contracts. The fair value of these contracts are measured at the end of each interim reporting period using observable inputs other than quoted prices, specifically market spot and forward exchange rates. As such, these derivative instruments are classified within Level 2 of the valuation hierarchy. Fair value gains for open contracts are recognized as assets and fair value losses are recognized as liabilities. The fair value derivative assets and liabilities recorded in other current assets and accrued liabilities at December 31, 2013 and 2012, were not material. Any realized gains or losses would be mitigated by corresponding gains or losses on the underlying exposures. Further information on the Company’s use of forward foreign exchange contracts is included in Note 7.

The Company’s assets measured at fair value on a recurring basis and subject to fair value disclosure requirements at December 31, 2013 and 2012 were as follows:

Fair Value Measurements at Reporting Date Using
		Quoted Prices in	Significant
		Active Markets	Other	Signficant
		for Identical	Observable	Unobservable
		Assets	Inputs	Inputs
In millions	Total	(Level 1)	(Level 2)	(Level 3)
Assets
Money market funds, December 31, 2013	$318	$318	$0	$0
Money market funds, December 31, 2012	$260	$260	$0	$0

Note 10 Debt

In June 2012, Teradata entered into a new five-year revolving credit agreement (the “Credit Facility”), under which the Company may borrow up to $300 million. The Credit Facility replaces a similar revolving credit agreement in the same maximum principal amount entered into by Teradata in 2007. The new Credit Facility expires June 15, 2017, at which point any remaining outstanding borrowings would be due for repayment unless extended by agreement of the parties for up to two additional one-year periods. The interest rate charged on borrowings pursuant to the Credit Facility can vary depending on the interest rate option the Company chooses to utilize and the Company’s leverage ratio at the time of the borrowing. In the near term, Teradata would anticipate choosing a floating rate based on the London Interbank Offered Rate (“LIBOR”). The Credit Facility is unsecured and contains certain representations and warranties, conditions, affirmative, negative and financial covenants, and events of default customary for such facilities.

As of December 31, 2013, the Company had no borrowings outstanding under the Credit Facility, leaving $300 million in additional borrowing capacity available. The Company was in compliance with all covenants at December 31, 2013.

In April 2011, Teradata obtained a senior unsecured $300 million five-year term loan. The term loan is payable in quarterly installments, commencing in June 2012, with all remaining principal due on April 5, 2016. The outstanding principal amount of the term loan agreement bears interest at a floating rate based upon a negotiated base rate or a Eurodollar rate plus in each case a margin based on the leverage ratio of the Company. As of December 31, 2013, the term loan principal outstanding was $274 million, and carried an interest rate of 1.1875% and the Company was in compliance with all covenants. Teradata’s term loan is recognized on the Company’s balance sheet at its unpaid principal balance, and is not subject to fair value measurement. However, given that the loan carries a variable rate, the Company estimates that the unpaid principal balance of the term loan would approximate its fair value.

Annual contractual maturities of principal on debt outstanding at December 31, 2013, are as follows:

In millions
2014	$26
2015	53
2016	195

Total	$274

Interest expense on borrowings was $4 million for each of the twelve months ended December 31, 2013, 2012 and 2011.

Note 11 Segment, Other Supplemental Information and Concentrations

Teradata manages its business in two geographic regions, which are also the Company’s operating segments: (1) the Americas region (North America and Latin America); and (2) the International region (Europe, Middle East, Africa, Asia Pacific and Japan). Management evaluates the performance of its segments based on revenue and segment margin. Corporate-related costs are fully-allocated to the segments, but for management reporting purposes assets are not allocated to the segments.

The following table presents regional segment revenue and segment gross margin for the Company for the years ended December 31:

In millions	2013	2012	2011
Segment revenue
Americas (1)	$1,633	$1,619	$1,436
International	1,059	1,046	926

Total revenue	2,692	2,665	2,362

Segment gross margin
Americas	947	967	837
International	526	524	456

Total gross margin	1,473	1,491	1,293

Selling, general and administrative expenses	757	728	663
Research and development expenses	184	183	174

Total income from operations	532	580	456
Other (expense) income, net	(24)	(2)	25

Income before income taxes	$508	$578	$481

(1)	The Americas region includes revenue from the United States of $1,511 million in 2013, $1,478 million in 2012 and $1,315 million in 2011.

The following table presents revenue by product and services revenue for the Company for the years ended December 31:

In millions	2013	2012	2011
Products (software and hardware)(1)	$1,230	$1,297	$1,122

Consulting services	818	776	695
Maintenance services	644	592	545

Total services	1,462	1,368	1,240

Total revenue	$2,692	$2,665	$2,362

(1)

Our analytic database software and hardware products are often sold and delivered together in the form of a “node” of capacity as an integrated technology solution. Accordingly, it is impracticable to provide the breakdown of revenue from various types of software and hardware products.

The following table presents property and equipment by geographic area at December 31:

In millions	2013	2012
United States	$131	$121
Americas (excluding United States)	3	3
International	27	26

Property and equipment, net	$161	$150

Concentrations. No single customer accounts for more than 10% of the Company’s revenue. As of December 31, 2013, the Company is not aware of any significant concentration of business transacted with a particular customer that could, if suddenly eliminated, have a material adverse effect on the Company’s operations. The Company also has no concentration of available sources of labor, services, licenses or other rights that could, if suddenly eliminated, have a material adverse effect on its operations.

Note 12 Business Combinations

During 2013, the Company completed immaterial business acquisitions and other equity investment activities, accounted for under the cost method.

During 2012, the Company completed the all-cash acquisition of 100 percent of the equity of eCircle, a leading full service digital marketing provider in Europe, an immaterial business acquisition and other equity investment activities.

In January 2011, Teradata completed its acquisition of 100 percent of the stock of Aprimo, Inc. (“Aprimo”). Aprimo was a global provider of cloud-based integrated marketing management software solutions. The Aprimo organization now supports Teradata’s applications strategy, including development, marketing, sales and services.

In April 2011, Teradata completed its acquisition of all remaining equity of Aster Data. Prior to the acquisition Teradata held an 11.2% equity interest in Aster Data. Aster Data was a market leader in advanced analytics and the management of diverse, multi-structured data. The combination of Teradata and Aster Data technologies enables businesses to perform better analytics on large sets of multi-structured data, also known as “big data analytics.”

Other Activity. In 2013, the Company recognized a net loss of $22 million on equity investments arising from an impairment of carrying value, partially offset by a gain on sale. In 2011, the Company sold an equity investment and recognized a net gain of $17 million on the transaction. In addition, the Company recorded a gain in 2011 for $11 million related to its existing equity interest in Aster Data. The gains and losses for these transactions were recorded in other income and (expense) in the Consolidated Statements of Income.

Note 13 Accumulated Other Comprehensive Income

The following table provides information on changes in accumulated other comprehensive income (“AOCI”), net of tax, for the three years ended December 31:

In millions	Defined benefit plans	Foreign currency translation adjustments	Total AOCI
Balance as of December 31, 2010	$(19)	$31	$12

Other comprehensive income (loss) before reclassifications	6	(6)	0
Amounts reclassified from AOCI	4	0	4

Net other comprehensive income (loss)	10	(6)	4

Balance as of December 31, 2011	(9)	25	16

Other comprehensive income before reclassifications	2	9	11
Amounts reclassified from AOCI	2	0	2

Net other comprehensive income	4	9	13

Balance as of December 31, 2012	(5)	34	29

Other comprehensive income before reclassifications	0	2	2
Amounts reclassified from AOCI	2	0	2

Net other comprehensive income	2	2	4

Balance as of December 31, 2013	$(3)	$36	$33

The following table presents the impact and respective location of AOCI reclassifications in the Consolidated Statements of Income:

In millions		For the year ended December 31
AOCI Component	Location	2013	2012	2011
Defined benefit plans	Cost of services	$2	$1	$2
Defined benefit plans	Selling, general and administrative expenses	1	0	0
Defined benefit plans	Research and debelopment expenes	(1)	1	2

Defined benefit plans	Net income	$2	$2	$4

Further information on the Company’s defined benefit plans is included in Note 6.

Note 14 Quarterly Information (unaudited)

In millions, except per share amounts	First	Second	Third	Fourth
2013
Total revenues	$587	$670	$666	$769
Gross margin	$305	$379	$358	$431
Operating income	$76	$147	$132	$177
Net income	$59	$108	$98	$112
Net income per share:
Basic	$0.36	$0.66	$0.60	$0.69
Diluted	$0.35	$0.65	$0.59	$0.68

2012
Total revenues	$613	$665	$647	$740
Gross margin	$338	$382	$361	$410
Operating income	$127	$160	$143	$150
Net income	$91	$112	$104	$112
Net income per share:
Basic	$0.54	$0.66	$0.62	$0.67
Diluted	$0.53	$0.65	$0.60	$0.66

Item 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

Item 9A.	CONTROLS AND PROCEDURES

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

Based on their evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective to provide reasonable assurance as of December 31, 2013.

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

Management assessed the effectiveness of Teradata’s internal control over financial reporting as of the end of the period covered by this report. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control – Integrated Framework (1992). Based on our assessment and those criteria, management concluded that Teradata’s internal control over financial reporting was effective as of December 31, 2013.

Teradata’s independent registered public accounting firm has issued their report on the effectiveness of Teradata’s internal control over financial reporting, which appears in this Annual Report.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the last fiscal quarter ended December 31, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	OTHER INFORMATION

None.

PART III

Item 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information required to be included in Part III Item 10 is set forth under the captions “Election of Directors” and “Additional Information Concerning the Board of Directors” in Teradata’s Notice of Annual Meeting of Stockholders and Proxy Statement to be filed with the SEC within 120 days after the end of our fiscal 2013 year (the “2014 Proxy Statement”) and is incorporated herein by reference. The information under the heading “Executive Officers of the Registrant” in Part I Item 1 of this Annual Report on Form 10-K is also incorporated by reference in this section.

Item 11.	EXECUTIVE COMPENSATION

Information required to be included in Part III Item 11 is set forth under the captions “Director Compensation,” “Compensation Discussion and Analysis,” “Compensation Tables,” “Potential Payments Upon Termination or Change in Control,” “Compensation and Human Resource Committee” and “Board Compensation and Human Resource Committee Report on Executive Compensation” in Teradata’s 2014 Proxy Statement and incorporated herein by reference.

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information required to be included in Part III Item 12 is set forth under the captions “Stock Ownership” in Teradata’s 2014 Proxy Statement and incorporated herein by reference. The information under the heading “Current Equity Compensation Plan Information” in Part II Item 5 of this Annual Report on Form 10-K is also incorporated by reference in this section.

Item 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information required to be included in Part III Item 13 is set forth under the captions “Related Person Transactions” and “Board Independence and Related Transactions” in Teradata’s 2014 Proxy Statement and incorporated herein by reference.

Item 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

Information required to be included in Part III Item 14 is set forth under the caption “Fees Paid to Independent Registered Public Accounting Firm” in Teradata’s 2014 Proxy Statement and incorporated herein by reference.

PART IV

Item 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)	Index

1. Financial Statements: The consolidated financial statements of the Company and the Report of Independent Registered Public Accounting Firm as set forth in Part II, Item 8 of this Annual Report:

2. Financial Statement Schedule: Financial Statement Schedule II – Valuation and Qualifying Accounts is included in this Annual Report on page 88. All other schedules are not required under the related instructions or are not applicable.

3. Exhibits: See Index of Exhibits below for a listing of all exhibits to this Annual Report.

(b) Exhibits identified in parentheses below, on file with the SEC, are incorporated herein by reference as exhibits hereto.

Reference Number per Item 601 of Regulation S-K	Description
2.1	Form of Separation and Distribution Agreement between Teradata Corporation and NCR Corporation (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K dated September 11, 2007 (SEC file number 001-33458)).

3.1	Amended and Restated Certificate of Incorporation of Teradata Corporation as amended and restated on September 24, 2007 (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K dated September 25, 2007 (SEC file number 001-33458)).

3.2	Amended and Restated By-Laws of Teradata Corporation, as amended and restated on April 20, 2012 (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K dated April 26, 2012).

4.1	Common Stock Certificate of Teradata Corporation (incorporated by reference to Exhibit 4.1 to the Quarterly Report on Form 10-Q dated November 13, 2007 (SEC file number 001-33458)).

10.1	Form of Tax Sharing Agreement between Teradata Corporation and NCR Corporation (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K (SEC file number 001-00395) filed by NCR Corporation on September 25, 2007).

10.2	Form of Technology Agreement (incorporated by reference to Exhibit 10.6 to the Registration Statement on Form 10).

10.3*	Teradata Corporation Employee Stock Purchase Plan, as amended and restated on January 31, 2012 (incorporated by reference to Exhibit 10.6 to the Quarterly Report on Form 10-Q dated August 3, 2012).

10.4*	Teradata Corporation Management Incentive Plan (incorporated by reference to Exhibit 10.9 to the Registration Statement on Form 10).

10.5*	Teradata Change in Control Severance Plan, as amended and restated on July 24, 2012 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K dated July 27, 2012).

10.6*	Amended and Restated Teradata Corporation 2007 Stock Incentive Plan, dated February 3, 2009 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K dated February 9, 2009 (SEC file number 001-33458)).

10.7*	Form of Stock Option Agreement under the Teradata Corporation 2007 Stock Incentive Plan for awards granted in 2007 (incorporated by reference to Exhibit 10.11 to the Registration Statement on Form 10).

10.7.1*	Form of 2008 Stock Option Agreement under the Teradata Corporation 2007 Stock Incentive Plan, approved November 26, 2007 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K dated November 30, 2007 (SEC file number 001-33458)).

10.7.2*	Form of 2011 Performance-Based Restricted Stock Unit Agreement under the Teradata Corporation 2007 Stock Incentive Plan, approved on November 29, 2010 (incorporated by reference to Exhibit 10.11.8 to the Annual Report on Form 10-K dated March 1, 2011).

10.7.3*	Form of 2012 Performance-Based Restricted Stock Unit Agreement under the Teradata Corporation 2007 Stock Incentive Plan, approved on November 28, 2011 (incorporated by reference to Exhibit 10.11.9 to the Annual Report on Form 10-K dated February 29, 2012).

10.7.4*	Form of Stock Option Agreement Under the Teradata Corporation 2007 Stock Incentive Plan, approved on December 2, 2008 and November 30, 2009 (incorporated by reference to Exhibit 10.11.8 to the Annual Report on Form 10-K dated March 2, 2009 (SEC file number 001-33458)).

10.7.5*	Form of Stock Option Agreement Under the Teradata Corporation 2007 Stock Incentive Plan, approved on November 29, 2010 and November 28, 2011 (incorporated by reference to Exhibit 10.11.10 to the Annual Report on Form 10-K dated March 1, 2011).

10.7.6*	Form of Restricted Stock Unit Agreement Under the Teradata Corporation 2007 Stock Incentive Plan, approved on December 1, 2008 and November 30, 2009 (incorporated by reference to Exhibit 10.11.9 to the Annual Report on Form 10-K dated March 2, 2009 (SEC file number 001-33458)).

10.7.7*	Form of Restricted Stock Unit Agreement Under the Teradata Corporation 2007 Stock Incentive Plan, approved on November 29, 2010 and November 28, 2011 (incorporated by reference to Exhibit 10.11.12 to the Annual Report on Form 10-K dated March 1, 2011).

10.7.8*	Form of 2007 Director Option Grant Statement (incorporated by reference to Exhibit 10.11.6 to the Annual Report on Form 10-K dated March 3, 2008 (SEC file number 001-33458)).

10.7.9*	Form of 2008 Director Option Grant Statement under the Teradata Corporation 2007 Stock Incentive Plan (incorporated by reference to Exhibit 10.5 to the Quarterly Report on Form 10-Q dated May 15, 2008 (SEC file number 001-33458)).

10.7.10*	Teradata Corporation Director Compensation Program, Amended and Restated, effective on April 26, 2011 (incorporated by reference to Exhibit 10.5 to the Quarterly Report on Form 10-Q dated August 8, 2011).

10.8*	Teradata 2012 Stock Incentive Plan, dated April 20, 2012 (incorporated by reference to Appendix A to the Proxy Statement of Teradata Corporation dated March 1, 2012).

10.9*	Form of Stock Option Agreement Under the Teradata 2012 Stock Incentive Plan, approved on April 19, 2012 (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K dated April 26, 2012).

10.9.1*	Form of Restricted Share Unit Agreement Under the Teradata 2012 Stock Incentive Plan, approved on April 19, 2012 (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K dated April 26, 2012).

10.9.2*	Form of Performance-Based Restricted Share Unit Agreement Under the Teradata 2012 Stock Incentive Plan, approved on April 19, 2012 (incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K dated April 26, 2012).

10.9.3*	Form of Director Restricted Share Unit Grant Statement under the Teradata 2012 Stock Incentive Plan (incorporated by reference to Exhibit 10.5 to the Quarterly Report on Form 10-Q dated August 3, 2012).

10.9.4*	Form of Special 2016 Performance-Based Restricted Share Unit Agreement under the Teradata 2012 Stock Incentive Plan, approved on February 26, 2013 (incorporated by reference to Exhibit 10.12.4 to the Annual Report on Form 10-K dated February 28, 2013).

10.9.5*	Form of Special Long-Term Strategic Performance-Based Restricted Share Unit Agreement under the Teradata 2012 Stock Incentive Plan, approved on February 26, 2013 (incorporated by reference to Exhibit 10.12.5 to the Annual Report on Form 10-K dated February 28, 2013).

10.9.6*	Form of Stock Option Agreement Under the Teradata 2012 Stock Incentive Plan, approved on December 2, 2013.

10.9.7*	Form of Stock Option Agreement For Non-U.S. Employees Under the Teradata 2012 Stock Incentive Plan, approved on December 2, 2013.

10.9.8*	Form of Restricted Share Unit Agreement Under the Teradata 2012 Stock Incentive Plan, approved on December 2, 2013.

10.9.9*	Form of Restricted Share Unit Agreement For Non-U.S. Employees Under the Teradata 2012 Stock Incentive Plan, approved on December 2, 2013.

10.9.10*	Form of Performance-Based Restricted Share Unit Agreement Under the Teradata 2012 Stock Incentive Plan, approved on December 2, 2013.

10.10	Purchase and Manufacturing Services Agreement, effective April 27, 1998, by and between NCR Corporation and Solectron Corporation, now known as Flextronics International Ltd. (filed as Exhibit 10.1 to NCR Corporation’s Form 10-Q (SEC File No. 001-00395) for the fiscal quarter ended June 30, 1998 and incorporated herein by reference).

10.10.1	Amendment No. 1 to Purchase and Manufacturing Services Agreement, dated January 29, 2000, between NCR Corporation and Solectron Corporation, now known as Flextronics International Ltd. (incorporated by reference to Exhibit 10.22 to the Registration Statement on Form 10).

10.11*	Offer Letter to Michael Koehler (incorporated by reference to Exhibit 10.20 to the Registration Statement on Form 10).

10.11.1*	Amendment to the Offer Letter from Teradata Corporation to Michael Koehler, dated October 7, 2008 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K dated October 14, 2008 (SEC file number 001-33458)).

10.12*	Offer Letter to Stephen Scheppmann (incorporated by reference to Exhibit 10.23 to the Registration Statement on Form 10).

10.12.1*	Amendment to the Offer Letter from Teradata Corporation to Stephen Scheppmann, dated October 7, 2008 (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K dated October 14, 2008 (SEC file number 001-33458)).

10.13*	Offer Letter from Teradata Corporation to Robert Fair dated September 20, 2007 (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K dated February 9, 2009 (SEC file number 001-33458)).

10.13.1*	Amendment to the Offer Letter from Teradata Corporation to Robert Fair effective December 31, 2008 (incorporated by reference to Exhibit 10.5 to the Current Report on Form 8-K dated February 9, 2009 (SEC file number 001-33458)).

10.14*	Offer Letter from Teradata Corporation to Daniel Harrington dated September 20, 2007 (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K dated February 9, 2009 (SEC file number 001-33458)).

10.14.1*	Amendment to the Offer Letter from Teradata Corporation to Daniel Harrington effective December 31, 2008 (incorporated by reference to Exhibit 10.6 to the Current Report on Form 8-K dated February 9, 2009 (SEC file number 001-33458)).

10.15*	Offer Letter from Teradata Corporation to Darryl McDonald dated September 20, 2007 (incorporated by reference to Exhibit 10.21 to the Annual Report on Form 10-K dated February 28, 2013).

10.15.1*	Amendment to the Offer Letter from Teradata Corporation to Darryl McDonald effective December 31, 2008 (incorporated by reference to Exhibit 10.21.1 to the Annual Report on Form 10-K dated February 28, 2013).

10.16*	Employment contract with Hermann Wimmer, effective as of January 1, 2013 (incorporated by reference to Exhibit 10.22 to the Annual Report on Form 10-K dated February 28, 2013).

10.17	Term Loan Agreement dated April 5, 2011 among Teradata Corporation, JPMorgan Chase Bank, N.A., as Administrative Agent, Bank of America, N.A., as Syndication Agent, and the other lenders party thereto (incorporated by reference to Exhibit 1.1 to the Current Report on Form 8-K filed on April 6, 2011), including Exhibits A-F thereto (incorporated by reference to Exhibit 10.3 to the Quarterly Report on Form 10-Q filed on May 6, 2011).

10.18	Revolving Credit Agreement, dated June 15, 2012 between Teradata Corporation, Bank of America, N.A., as Administrative Agent, JPMorgan Chase Bank, N.A., as Syndication Agent, The Bank of Tokyo-Mitsubishi UFJ, Ltd. and Citibank, N.A., as Co-Documentation Agents, and the lenders party thereto (incorporated by reference to Exhibit 1.1 to the Current Report on Form 8-K dated June 20, 2012).

21	Subsidiaries of Teradata Corporation.

23.1	Consent of Independent Registered Public Accounting Firm.

31.1	Certification pursuant to Rule 13a-14(a) dated February 27, 2014.

31.2	Certification pursuant to Rule 13a-14(a) dated February 27, 2014.

32	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 dated February, 27, 2014.

101	Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Consolidated Statement of Income for the twelve month periods ended December 31, 2013, 2012 and 2011, (ii) the Consolidated Statement of Comprehensive Income for the twelve month periods ended December 31, 2013, 2012 and 2011, (iii) the Consolidated Balance Sheet at December 31, 2013 and 2012, (iv) the Consolidated Statement of Cash Flows for the twelve month periods ended December 31, 2013, 2012 and 2011, (v) the Consolidated Statement of Changes in Stockholders’ Equity for the twelve month periods ended December 31, 2013, 2012 and 2011, (vi) Financial Statement Schedule II, and (vii) the notes to the Condensed Consolidated Financial Statements.

*	Management contracts or compensatory plans, contracts or arrangements.

TERADATA CORPORATION

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

(In millions)

Column A	Column B	Column C		Column D	Column E
Description	Balance at Beginning of Period	Additions Charged to Costs & Expenses	Charged to Other Accounts*	Deductions	Balance at End of Period
Allowance for doubtful accounts
Year ended December 31, 2013	$18	$1	$0	$1	$18
Year ended December 31, 2012	$13	$2	$3	$0	$18
Year ended December 31, 2011	$9	$5	$0	$1	$13

Deferred tax valuation allowance
Year ended December 31, 2013	$9	$4	$0	$0	$13
Year ended December 31, 2012	$0	$9	$0	$0	$9
Year ended December 31, 2011	$0	$0	$0	$0	$0

*	The allowance for doubtful accounts increased by $3 million for the year ended December 31, 2012 due to reserves from acquired entities

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TERADATA CORPORATION

Date: February 27, 2014	By:	/s/ Stephen M. Scheppmann
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

Date: February 27, 2014