Form 10-Q
period 2014-03-31
TERADATA CORP /DE/
filed 2014-05-12
CIK 816761

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

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

At April 25, 2014, the registrant had approximately 157.7 million shares of common stock outstanding.

PART I—FINANCIAL INFORMATION

Part 1—FINANCIAL INFORMATION

Item 1.	Financial Statements.

Teradata Corporation

Condensed Consolidated Statements of Income (Unaudited)

	Three Months Ended March 31,
In millions, except per share amounts	2014	2013
Revenue
Product revenue	$273	$249
Service revenue	355	338

Total revenue	628	587

Costs and operating expenses
Cost of products	92	93
Cost of services	203	189
Selling, general and administrative expenses	188	179
Research and development expenses	56	50

Total costs and operating expenses	539	511

Income from operations	89	76
Other expense, net	(7)	(1)

Income before income taxes	82	75
Income tax expense	23	16

Net income	$59	$59

Net income per weighted average common share
Basic	$0.37	$0.36
Diluted	$0.37	$0.35
Weighted average common shares outstanding
Basic	158.4	165.4
Diluted	160.9	168.5

See Notes to Condensed Consolidated Financial Statements (Unaudited).

Teradata Corporation

Condensed Consolidated Statements of Comprehensive Income (Unaudited)

	Three Months Ended March 31,
In millions	2014	2013
Net income	$59	$59
Other comprehensive loss:
Foreign currency translation adjustments	(1)	(12)

Other comprehensive loss	(1)	(12)

Comprehensive income	$58	$47

See Notes to Condensed Consolidated Financial Statements (Unaudited).

Teradata Corporation

Condensed Consolidated Balance Sheets (Unaudited)

In millions, except per share amounts	March 31, 2014	December 31, 2013
Assets
Current Assets
Cash and cash equivalents	$922	$695
Accounts receivable, net	607	717
Inventories	42	56
Other current assets	88	95

Total current assets	1,659	1,563
Property and equipment, net	159	161
Capitalized software, net	199	195
Goodwill	946	946
Acquired intangible assets, net	138	149
Deferred income taxes	24	24
Other assets	53	58

Total assets	$3,178	$3,096

Liabilities and stockholders’ equity
Current liabilities
Accounts payable	$97	$114
Payroll and benefits liabilities	133	136
Deferred revenue	499	390
Other current liabilities	153	136

Total current liabilities	882	776
Long-term debt	240	248
Pension and other postemployment plan liabilities	75	76
Long-term deferred revenue	24	25
Deferred tax liabilities	78	87
Other liabilities	30	27

Total liabilities	1,329	1,239

Commitments and contingencies (Note 7)
Stockholders’ equity
Preferred stock: par value $0.01 per share, 100.0 shares authorized, 0.0 shares issued and outstanding at March 31, 2014 and December 31, 2013	0	0
Common stock: par value $0.01 per share, 500.0 shares authorized, 191.3 and 190.9 shares issued at March 31, 2014 and December 31, 2013, respectively	2	2
Paid-in capital	993	973
Treasury stock: 33.6 and 31.6 shares at March 31, 2014 and December 31, 2013, respectively	(1,270)	(1,184)
Retained earnings	2,092	2,033
Accumulated other comprehensive income	32	33

Total stockholders’ equity	1,849	1,857

Total liabilities and stockholders’ equity	$3,178	$3,096

See Notes to Condensed Consolidated Financial Statements (Unaudited).

Teradata Corporation

Condensed Consolidated Statements of Cash Flows (Unaudited)

	Three Months Ended March 31,
In millions	2014	2013
Operating activities
Net income	$59	$59
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	41	34
Stock-based compensation expense	12	13
Excess tax benefit from stock-based compensation	(1)	(3)
Deferred income taxes	(5)	6
Loss on investments	8	0
Changes in assets and liabilities:
Receivables	111	158
Inventories	14	(18)
Current payables and accrued expenses	3	(87)
Deferred revenue	109	84
Other assets and liabilities	(8)	(3)

Net cash provided by operating activities	343	243

Investing activities
Expenditures for property and equipment	(12)	(10)
Additions to capitalized software	(21)	(17)
Business acquisitions and other investing activities, net	(4)	0

Net cash used in investing activities	(37)	(27)

Financing activities
Repurchases of common stock	(86)	(93)
Repayments of long-term borrowings	(4)	(4)
Excess tax benefit from stock-based compensation	1	3
Other financing activities, net	7	7

Net cash used in financing activities	(82)	(87)

Effect of exchange rate changes on cash and cash equivalents	3	(5)

Increase in cash and cash equivalents	227	124
Cash and cash equivalents at beginning of period	695	729

Cash and cash equivalents at end of period	$922	$853

See Notes to Condensed Consolidated Financial Statements (Unaudited).

Notes to Condensed Consolidated Financial Statements (Unaudited)

1. Basis of Presentation

These statements have been prepared pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”) and, in accordance with those rules and regulations, do not include all information and footnote disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). In the opinion of management, the condensed consolidated financial statements reflect all adjustments, consisting only of normal recurring adjustments, necessary to fairly state the results of operations, financial position and cash flows of Teradata Corporation (“Teradata” or the “Company”) for the interim periods presented herein. The year-end 2013 condensed consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by GAAP. The preparation of condensed consolidated financial statements in conformity with GAAP requires management to make use of estimates and assumptions that affect the reported amounts and disclosures. Actual results may vary from these estimates.

These condensed consolidated interim financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in Teradata’s most recent Annual Report on Form 10-K for the fiscal year ended December 31, 2013 (the “2013 Annual Report”). The results of operations for any interim period are not necessarily indicative of the results of operations to be expected for the full year.

2. New Accounting Pronouncements

In July 2013, the FASB issued new guidance requiring the financial statement presentation of an unrecognized tax benefit in a particular jurisdiction, or a portion thereof, as a reduction to a deferred tax asset for a net operating loss (“NOL”) carryforward, a similar tax loss, or a tax credit carryforward, unless the uncertain tax position is not available to reduce, or would not be used to reduce, the NOL or carryforward under the tax law in the same jurisdiction; otherwise, the unrecognized tax benefit should be presented as a gross liability and should not be combined with a deferred tax asset. This new guidance is effective for interim and annual periods beginning after December 15, 2013. On January 1, 2014, the Company adopted the new guidance which did not have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

Other recently issued accounting pronouncements not effective until after March 31, 2014 are not expected to have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

3. Supplemental Financial Information

	As of
In millions	March 31, 2014	December 31, 2013
Inventories
Finished goods	$25	$39
Service parts	17	17

Total inventories	$42	$56

Deferred revenue
Deferred revenue, current	$499	$390
Long-term deferred revenue	24	25

Total deferred revenue	$523	$415

4. Goodwill and Acquired Intangible Assets

The following table identifies the activity relating to goodwill by operating segment:

In millions	Balance December 31, 2013	Additions	Currency Translation Adjustments	Balance March 31, 2014
Goodwill
Americas	$626	$0	$(1)	$625
International	320	0	1	321

Total goodwill	$946	$0	$0	$946

There were no changes to goodwill for the three months ended March 31, 2014.

Acquired intangible assets were specifically identified when acquired, and are deemed to have finite lives. The gross carrying amount and accumulated amortization for Teradata’s acquired intangible assets were as follows:

		March 31, 2014		December 31, 2013
In millions	Amortization Life (in Years)	Gross Carrying Amount	Accumulated Amortization and Currency Translation Adjustments	Gross Carrying Amount	Accumulated Amortization and Currency Translation Adjustments
Acquired intangible assets
Intellectual property/developed technology	1 to 7	$146	$(71)	$153	$(70)
Customer relationships	3 to 10	77	(25)	77	(23)
Trademarks/trade names	1 to 5	15	(8)	15	(7)
In-process research and development	5	5	(1)	5	(1)
Non-compete agreements	1 to 3	1	(1)	1	(1)

Total	1 to 10	$244	$(106)	$251	$(102)

For the three months ended March 31, 2014, the gross carrying amount of acquired intangible assets was reduced by certain intangible assets previously acquired that became fully amortized and were removed from the balance sheet.

The aggregate amortization expense (actual and estimated) for acquired intangible assets for the following periods is as follows:

	Three Months Ended March 31, 2014	For the year ended (estimated)
In millions		2014	2015	2016	2017	2018
Amortization expense	$11	$46	$36	$27	$18	$7

5. Income Taxes

Income tax provisions for interim periods are based on estimated annual income tax rates, adjusted to reflect the effects of any significant infrequent or unusual items which are required to be discretely recognized within the current interim period. The Company’s intention is to permanently reinvest its foreign earnings outside of the United States. As a result, the effective tax rates in the periods presented are largely based upon the forecasted pre-tax earnings mix and allocation of certain expenses in various taxing jurisdictions where the Company conducts its business that apply a broad range of statutory income tax rates, a large majority of which are less than the U.S. statutory rate.

The effective tax rate for the three months ended March 31, 2014 and March 31, 2013 was 28.0% and 21.3%, respectively. The increase is primarily driven by the expiration of the U.S. Federal Research and Development Tax Credit (“US R&D Tax Credit”) on December 31, 2013. As a result, there is no tax benefit associated with the US R&D Tax Credit reflected in the effective tax rate for the three months ended March 31, 2014. The effective tax rate for the three months ended March 31, 2013 included the marginal rate benefit of the US R&D Tax Credit for 2013, as well as a one-time discrete $4 million tax benefit associated with the US R&D Tax Credit for 2012, which was retroactively reinstated with the enactment of the American Taxpayer Relief Act of 2012 in January of 2013.

6. Derivative Instruments and Hedging Activities

As a portion of the Teradata’s operations is conducted outside the United States and in currencies other than the U.S. dollar, the Company is exposed to potential gains and losses from changes in foreign currency exchange rates. In an attempt to mitigate the impact of currency fluctuations, the Company uses foreign exchange forward contracts to hedge transactional exposures resulting predominantly from foreign currency denominated inter-company receivables and payables. The forward contracts are designated as fair value hedges of specified foreign currency denominated inter-company receivables and payables and generally mature in three months or less. The Company does not hold or issue derivative financial instruments for trading purposes, nor does it hold or issue leveraged derivative instruments. By using derivative financial instruments to hedge exposures to changes in exchange rates, the Company exposes itself to credit risk. The Company manages exposure to counterparty credit risk by entering into derivative financial instruments with highly rated institutions that can be expected to fully perform under the terms of the applicable contracts.

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

The contract notional amount of the Company’s foreign exchange forward contracts was $75 million ($11 million on a net basis) at March 31, 2014, and $152 million ($24 million on a net basis) at December 31, 2013. The fair value derivative assets and liabilities recorded in other current assets and accrued liabilities at March 31, 2014 and December 31, 2013, were not material.

Gains and losses from the Company’s fair value hedges (foreign currency forward contracts and related hedged items) were immaterial for the three months ended March 31, 2014 and March 31, 2013. Gains and losses from foreign exchange forward contracts are fully recognized each period and reported along with the offsetting gain or loss of the related hedged item, either in cost of products or in other income, depending on the nature of the related hedged item.

7. Commitments and Contingencies

In the normal course of business, the Company is subject to proceedings, lawsuits, governmental investigations, claims and other matters, including those that relate to the environment, health and safety, employee benefits, export compliance, intellectual property, tax matters and other regulatory compliance and general matters.

Guarantees and Product Warranties. Guarantees associated with the Company’s business activities are reviewed for appropriateness and impact to the Company’s financial statements. Periodically, the Company’s customers enter into various leasing arrangements coordinated with a leasing company. In some instances, the Company guarantees the leasing company a minimum value at the end of the lease term on the leased equipment. As of March 31, 2014, the maximum future payment obligation of this guaranteed value and the associated liability balance was $4 million.

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

The following table identifies the activity relating to the warranty reserve for the three months ended March 31:

In millions	2014	2013
Warranty reserve liability
Beginning balance at January 1	$8	$8
Provisions for warranties issued	3	3
Settlements (in cash or in kind)	(4)	(4)

Balance at March 31	$7	$7

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

The Company’s assets and liabilities measured at fair value on a recurring basis include money market funds and foreign currency exchange contracts. A portion of the Company’s excess cash reserves are held in money market funds which generate interest income based on the prevailing market rates. Money market funds are included in cash and cash equivalents in the Company’s balance sheet. Money market fund holdings are measured at fair value using quoted market prices and are classified within Level 1 of the valuation hierarchy. When deemed appropriate, the Company minimizes its exposure to changes in foreign currency exchange rates through the use of derivative financial instruments, specifically, forward foreign exchange contracts. The fair value of these contracts are measured at the end of each interim reporting period using observable inputs other than quoted prices, specifically market spot and forward exchange rates. As such, these derivative instruments are classified within Level 2 of the valuation hierarchy. Fair value gains for open contracts are recognized as assets and fair value losses are recognized as liabilities. The fair value derivative assets and liabilities recorded in other current assets and accrued liabilities at March 31, 2014 and December 31, 2013, were not material. Any realized gains or losses would be mitigated by corresponding gains or losses on the underlying exposures.

The Company’s assets measured at fair value on a recurring basis and subject to fair value disclosure requirements at March 31, 2014 and December 31, 2013 were as follows:

		Fair Value Measurements at Reporting Date Using
In millions	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Assets
Money market funds, March 31, 2014	$452	$452	$0	$0
Money market funds, December 31, 2013	$318	$318	$0	$0

9. Debt

Teradata’s five-year revolving credit agreement (the “Credit Facility”), has a borrowing capacity of up to $300 million. The Credit Facility ends on June 15, 2017, at which point any remaining outstanding borrowings would be due for repayment unless extended by agreement of the parties for up to two additional one-year periods. The interest rate charged on borrowings pursuant to the Credit Facility can vary depending on the interest rate option the Company chooses to utilize and the Company’s leverage ratio at the time of the borrowing. In the near term, Teradata would anticipate choosing a floating rate based on the London Interbank Offered Rate (“LIBOR”). The Credit Facility is unsecured and contains certain representations and warranties, conditions, affirmative, negative and financial covenants, and events of default customary for such facilities.

As of March 31, 2014, the Company had no borrowings outstanding under the Credit Facility, leaving $300 million in additional borrowing capacity available under the Credit Facility. The Company was in compliance with all covenants as of March 31, 2014.

Teradata’s senior unsecured $300 million five-year term loan is payable in quarterly installments, which commenced on June 30, 2012, with all remaining principal due in April 2016. The outstanding principal amount of the term loan agreement bears interest at a floating rate based upon a negotiated base rate or a Eurodollar rate plus in each case a margin based on the leverage ratio of the Company. As of March 31, 2014, the term loan principal outstanding was $270 million, and carried an interest rate of 1.1875%. The Company was in compliance with all covenants as of March 31, 2014.

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

10. Earnings Per Share

Basic earnings per share is calculated by dividing net income by the weighted average number of shares outstanding during the reported period. The calculation of diluted earnings per share is similar to basic earnings per share, except that the weighted average number of shares outstanding includes the dilution from potential shares resulting from stock options, restricted stock awards and other stock awards.

The components of basic and diluted earnings per share are as follows:

	Three Months Ended March 31,
In millions, except per share amounts	2014	2013
Net income available for common stockholders	$59	$59

Weighted average outstanding shares of common stock	158.4	165.4
Dilutive effect of employee stock options, restricted stock and other stock awards	2.5	3.1

Common stock and common stock equivalents	160.9	168.5

Earnings per share:
Basic	$0.37	$0.36
Diluted	$0.37	$0.35

Options to purchase 2.2 million shares of common stock for the three months ended March 31, 2014 were not included in the computation of diluted earnings per share because their exercise prices were greater than the average market price of the common shares for the period, and therefore would have been anti-dilutive. No stock options were excluded from the computation of diluted earnings per share for the three months ended March 31, 2013, because the average market price of common shares for the periods was greater than the exercise prices of outstanding awards.

11. Segment and Other Supplemental Information

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

The following table presents regional segment revenue and segment gross margin for the Company:

	Three Months Ended March 31,
In millions	2014	2013
Segment revenue
Americas	$384	$355
International	244	232

Total revenue	628	587

Segment gross margin
Americas	223	195
International	110	110

Total gross margin	333	305

Selling, general and administrative expenses	188	179
Research and development expenses	56	50

Total income from operations	89	76
Other expense, net	(7)	(1)

Income before income taxes	$82	$75

The following table presents revenue by product and services for the Company:

	Three Months Ended
	March 31,
In millions	2014	2013
Products (software and hardware)(1)	$273	$249

Consulting services	189	186
Maintenance services	166	152

Total services	355	338

Total revenue	$628	$587

(1) Our analytic database software and hardware products are often sold and delivered together in the form of a “node” of capacity as an integrated technology solution. Accordingly, it is impracticable to provide the breakdown of revenue from various types of software and hardware products.

12. Subsequent Events

On May 5, 2014, the Company’s Board of Directors authorized an additional $300 million to be utilized to repurchase Teradata Corporation common stock under the Company’s general open market share repurchase program, which resulted in a total of approximately $546 million authorized for share repurchases under this program as of that date.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”)

You should read the following discussion in conjunction with the Condensed Consolidated Financial Statements and the notes to those statements included elsewhere in this Quarterly Report on Form 10-Q. This Quarterly Report on Form 10-Q contains certain statements that are forward-looking within the meaning of the Private Securities Litigation Reform Act of 1995. Certain statements contained in the MD&A are forward-looking statements that involve risks and uncertainties. The forward-looking statements are not historical facts, but rather are based on current expectations, estimates, assumptions and projections about our industry, business and future financial results. Our actual results could differ materially from the results contemplated by these forward-looking statements due to a number of factors, including those discussed in other sections of this Quarterly Report on Form 10-Q and in the 2013 Annual Report on Form 10-K.

First Quarter Financial Overview

As more fully discussed in later sections of this MD&A, the following were significant financial items for the first quarter of 2014:

•	Total revenue was $628 million for the first quarter of 2014, up 7% from the first quarter of 2013, with a 10% increase in product revenue and a 5% increase in services revenue.

•	Gross margin increased to 53.0% in the first quarter of 2014 from 52.0% in the first quarter of 2013, driven by higher product margins as well as favorable revenue mix.

•

Operating income was $89 million in the first quarter of 2014, compared to $76 million in the first quarter of 2013, driven by higher product revenue and product margin, partially offset by an increase in Selling, General and Administrative (“SG&A”) expenses that resulted primarily from our ongoing strategic initiative to add sales resources and higher variable based compensation expense and an increase in Research and Development (“R&D”) expenses primarily related to a voluntary early-retirement program in the first quarter of 2014.

•	Net income in the first quarter of 2014 was $59 million, unchanged from the first quarter of 2013.

Strategic Overview

Teradata helps companies achieve competitive advantage and win in their markets by empowering them to become “data-driven businesses” capable of exploiting data for insight and value through its analytic data solutions.

Teradata’s strategy focuses on three large and growing markets: integrated data warehousing (“IDW”), big data analytics, and integrated marketing cloud applications. We continue to focus on the following key initiatives to broaden our position in these markets and take advantage of growth opportunities.

•

Invest to expand our leading Unified Data Architecture, IDW software and platform family, big data discovery platforms, Hadoop®-based data management platforms, and integrated marketing cloud applications to address multiple market segments through internal development and targeted strategic acquisitions;

•	Deliver our solutions via the cloud (as a service) or on premise with offerings that support marketing applications as a service,

data warehousing as a service, as well as discovery analytics as a service and data management as a service;

•	Invest in partnerships to increase the number of solutions available on Teradata platforms, maximize customer value, and increase our market coverage; and

•	Continue to seek opportunities to strengthen our sales resources, by opportunistically hiring incremental sales support resources as well as technology and industry consultants.

Future Trends

We believe that demand for our analytic data platforms will continue to increase due to the continued growth of data volumes and types of data, the scale and complexity of business requirements, and the growing use of new data elements and more analytics over time. The adoption by customers of a broader set of analytics including predictive analytics, path analysis, network analysis/graph, and many others is driving more applications, usage and capacity. This increased breadth of analytics also drives the need for an overall architecture to manage an increasingly complex analytics environment. As a result, we expect that Teradata’s leadership in analytic data platforms and Unified Data Architecture positions us for future growth. In addition, we believe that our competitive position in integrated marketing cloud applications, including our marketing operations, campaign management and digital messaging offerings, will contribute to our growth and be increasingly synergistic with the Company’s big data analytics business as companies gain competitive advantage through data-driven marketing with their customers.

This growth, however, is not expected to be without its challenges from general economic conditions, competitive pressures, alternative technologies, and other risks and uncertainties. Since mid-2012, Teradata has seen a change in customers’ buying patterns, particularly in the Americas region, with respect to large capital investments and related services. Currently, we believe that the largest challenge for future revenue growth derives from the Company’s largest customers by historical revenue in the Americas region. Revenue for these customers has been trending lower since 2012, while we continue to experience growth outside of these large customers. We believe that a number of factors are contributing to a slowdown in growth within this group of larger customers, including: information technology budget constraints; the relatively recent investments made by several of these customers to build out their Teradata IDW environments; a current focus of investments on their analytical ecosystems which have lower average selling prices than IDW environments; and to a lesser degree the transfer of some IDW workloads to specialized platforms in the analytical ecosystem.

Overall, we believe that IDW will remain a critical part of companies’ analytical ecosystems and Teradata’s technology is highly differentiated with our ability to handle the concurrency and service level agreements of hundreds to thousands of mission-critical users and applications. Further, we believe the Company has the opportunity for continued revenue growth from both the expansion of our existing customers’ analytical ecosystems (through growth in IDW, Teradata big data analytics and integrated marketing cloud applications) as well as the addition of new customers.

Although we did not experience significant changes for the quarter ended March 31, 2014, due to competitive and/or pricing trends for our analytic data platforms, there is risk that pricing and competitive pressures on our solutions could occur in the future as major customers evaluate and rationalize their analytics infrastructure, particularly to the extent that cost becomes a top priority in companies and lower-cost alternatives are more seriously and frequently considered. However, such alternatives generally do not enable companies to perform mission-critical, complex business analytic workloads or provide a Unified Data Architecture to address mission-critical analytics, discovery analytics, and data management such as those enabled by Teradata’s offerings. As described above, we continue to believe that analytics will remain a high priority for companies and will drive growth for Teradata’s leading solutions. Moreover, we will continue to be committed to new product development and achieving a positive yield from our research and development spending and resources, which are intended to drive future demand. To that end, we expect research and development expense to increase sequentially each quarter during the remainder of 2014.

As a portion of the Company’s operations and revenue occur outside the United States, and in currencies other than the U.S. dollar, the Company is exposed to fluctuations in foreign currency exchange rates. However, based on currency rates at the end of April 2014, Teradata currency translation is not expected to have a meaningful impact on 2014 full year results.

Results of Operations for the Three Months Ended March 31, 2014

Compared to the Three Months Ended March 31, 2013

		% of		% of
In millions	2014	Revenue	2013	Revenue
Product revenue	$273	43.5%	$249	42.4%
Service revenue	355	56.5%	338	57.6%

Total revenue	628	100%	587	100%

Gross margin
Product gross margin	181	66.3%	156	62.7%
Service gross margin	152	42.8%	149	44.1%

Total gross margin	333	53.0%	305	52.0%

Operating expenses
Selling, general and administrative expenses	188	29.9%	179	30.5%
Research and development expenses	56	8.9%	50	8.5%

Total operating expenses	244	38.9%	229	39.0%

Operating income	$89	14.2%	$76	12.9%

Revenue

Teradata revenue increased 7% in the first quarter of 2014 compared to the first quarter of 2013. The revenue increase included a 1% adverse impact from foreign currency fluctuations. Product revenue increased 10% in the first quarter of 2014 from the prior-year period. Service revenue in the first quarter of 2014 increased 5% from the prior-year period, with an underlying 2% increase in consulting services revenue, and 9% increase in maintenance services revenue, as compared to the prior-year period.

Gross Margin

Gross margin for the first quarter of 2014 was 53.0% compared to 52.0% in the first quarter of 2013. Product gross margin increased to 66.3% in the first quarter of 2014, compared to 62.7% in the prior-year period. The increase in product margin was largely a result of favorable product mix, when compared to the prior period. Service gross margin decreased to 42.8% in the first quarter of 2014 compared to 44.1% in the prior-year period. The decrease in services margins was driven primarily by a consulting services rate decline, increased variable incentive based compensation expense and expenses related to a voluntary early retirement program in the first quarter of 2014. The decrease was partially offset by an improved revenue mix in higher margin maintenance revenue.

Operating Expenses

Total operating expenses, including SG&A and R&D expenses, was $244 million in the first quarter of 2014 compared to $229 million in 2013. SG&A increased by $9 million, and was primarily driven by higher selling expense, resulting from our strategic initiative to add sales resources and related headcount and higher variable incentive based compensation expense. R&D expenses increased $6 million and included $5 million in expenses related to a voluntary early-retirement program in the first quarter of 2014.

Other Expense, net

The Company recognized $7 million of other expense in the first quarter of 2014, compared to $1 million in the first quarter of 2013. The other expense in the first quarter of 2014 arose primarily from an $8 million impairment in the carrying value of an equity investment.

Provision for Income Taxes

Income tax provisions for interim periods are based on estimated annual income tax rates, adjusted to reflect the effects of any significant infrequent or unusual items which are required to be discretely recognized within the current interim period. The Company’s intention is to permanently reinvest its foreign earnings outside of the United States. As a result, the effective tax rates in the periods presented are largely based upon the forecasted pre-tax earnings mix between the United States and other foreign taxing jurisdictions where the Company conducts its business under its current structure. The Company estimates its full-year effective tax rate for 2014 to be approximately 26.5%, which takes into consideration, among other things, the forecasted earnings mix by jurisdiction for 2014. The estimate also assumes that the U.S. Federal Research and Development Tax Credit (“US R&D Tax Credit”), which expired on December 31, 2013, will be retroactively reinstated sometime during 2014. If the credit is not reinstated during 2014, we estimate our effective tax rate will be negatively impacted by approximately 50 basis points. The forecasted tax rate is based on the overseas profits being taxed at an overall effective tax rate of approximately 12%, as compared to the federal statutory tax rate of 35% in the United States.

The effective tax rate in the first quarter of 2014 was 28.0%, compared to 21.3% in the first quarter of 2013. The increase is primarily driven by the expiration of the US R&D Tax Credit on December 31, 2013. As a result, there is no tax benefit associated with the US R&D Tax Credit reflected in the effective tax rate for the three months ended March 31, 2014. The effective tax rate for the three months ended March 31, 2013 included the marginal rate benefit of the US Research and Development Tax Credit for 2013, as well as a one-time discrete $4 million tax benefit associated with the US R&D Tax Credit for 2012, which was retroactively reinstated with the enactment of the American Taxpayer Relief Act of 2012 in January of 2013.

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

The following table presents revenue and operating performance by segment for the three months ended March 31:

In millions	2014	% of Revenue	2013	% of Revenue
Segment revenue
Americas	384	61%	355	60%
International	244	39%	232	40%

Total revenue	628	100%	587	100%

Segment gross margin
Americas	223	58.1%	195	54.9%
International	110	45.1%	110	47.4%

Total gross margin	$333	53.0%	$305	52.0%

Americas: Revenue increased 8% in the first quarter of 2014 from the first quarter of 2013, led by an 11% increase in product revenue. The revenue increase includes 1% adverse impact from foreign currency fluctuations. Gross margins were 58.1% for the first quarter of 2014, up from 54.9% in the first quarter of 2013, driven primarily by higher product margins due to favorable product mix.

International: Revenue increased 5% in the first quarter of 2014 from the first quarter of 2013, with an underlying 6% increase in product revenue and a 4% increase in services revenue. The revenue increase is net of a 1% adverse impact from foreign currency fluctuations. Gross margins decreased to 45.1% for the first quarter of 2014, from 47.4% in the first quarter of 2013, as improved product margins were largely offset by significantly lower services margins compared to the prior-year period.

Financial Condition, Liquidity and Capital Resources

Cash provided by operating activities increased by $100 million to $343 million in the first quarter of 2014. The increase in cash provided by operating activities was primarily due to a positive change in working capital, largely driven by a small increase in current payables and accrued expenses during the current quarter compared to a large decrease in the first quarter of 2013. Cash provided by operating activities is typically high in the first quarter when compared to later quarters in the fiscal year due to the high receivable balances at December 31 and the increase in deferred revenue resulting from the timing of annual renewals of our postcontract customer support agreements.

Teradata’s management uses a non-GAAP measure called “free cash flow,” which is not a measure defined under accounting principles generally accepted in the United States of America (“GAAP”). We define free cash flow as net cash provided by operating activities, less capital expenditures for property and equipment, and additions to capitalized software, as one measure of assessing the financial performance of the Company, and this may differ from the definition used by other companies. The components that are used to calculate free cash flow are GAAP measures taken directly from the Condensed Consolidated Statements of Cash Flows (Unaudited). We believe that free cash flow information is useful for investors because it relates the operating cash flow of the Company to the capital that is spent to continue and improve business operations. In particular, free cash flow indicates the amount of cash available after capital expenditures, for among other things, investments in the Company’s existing businesses, strategic acquisitions and repurchase of Teradata common stock. Free cash flow does not represent the residual cash flow available for discretionary expenditures since there may be other non-discretionary expenditures that are not deducted from the measure. This non-GAAP measure should not be considered a substitute for, or superior to, cash flows from operating activities under GAAP.

The table below shows net cash provided by operating activities and capital expenditures for the following periods:

	Three Months Ended March 31,
In millions	2014	2013
Net cash provided by operating activities	$343	$243
Less:
Expenditures for property and equipment	(12)	(10)
Additions to capitalized software	(21)	(17)

Free cash flow	$310	$216

Financing activities and certain other investing activities are not included in our calculation of free cash flow. In the first quarter of 2014, these other investing activities primarily consisted of $4 million of immaterial business acquisitions and investment activities that were closed during the period. There were no other investing activities in the first quarter of 2013.

Teradata’s financing activities for the quarters ended March 31, 2014 and 2013 primarily consisted of cash outflows for share repurchases. The Company purchased 2.0 million shares of its common stock at an average price per share of $42.42 in the first quarter of 2014 and 1.6 million shares at an average price per share of $58.43 in the first quarter of 2013. Share repurchases were made under two share repurchase programs authorized by our Board of Directors. The first program (the “dilution offset program”), which at March 31, 2014 had $3 million of authorization remaining, allows the Company to repurchase Teradata common stock to the extent of cash received from the exercise of stock options and the Teradata Employee Stock Purchase Plan (“ESPP”) to offset dilution from shares issued pursuant to these plans. As of March 31, 2014, under the Company’s second share repurchase program (the “general share repurchase program”), the Company had $246 million of authorization remaining to repurchase outstanding shares of Teradata common stock. On May 5, 2014, the Company’s Board of Directors authorized an additional $300 million to be utilized to repurchase Teradata Corporation common stock under the Company’s general share repurchase program, which resulted in a total of approximately $546 million authorized for share repurchases under this program as of that date. Share repurchases made by the Company are reported on a trade date basis. Our share repurchase activity depends on factors such as our working capital needs, our cash requirements for capital investments, our stock price, and economic and market conditions.

Proceeds from the ESPP and the exercise of stock options were $7 million in the first quarter of 2014 and $7 million in the first quarter of 2013. These proceeds are included in Other financing activities, net in the Condensed Consolidated Statements of Cash Flows (Unaudited). Additionally, during the first quarters of 2014 and 2013 the Company repaid $4 million against the principal balance of its outstanding term loan, which is discussed further below.

Our total in cash and cash equivalents held outside the United States in various foreign subsidiaries was $731 million as of March 31, 2014 and $615 million as of December 31, 2013. The remaining balance held in the United States was $191million as of March 31, 2014 and $80 million as of December 31, 2013. Under current tax laws and regulations, if cash and cash equivalents and short-term investments held outside the United States are distributed to the United States in the form of dividends or otherwise, we would be subject to additional U.S. income taxes (subject to an adjustment for foreign tax credits) and possible foreign withholding taxes. As of March 31, 2014, we have not provided for the U.S. federal tax liability on approximately $1 billion of foreign earnings that are considered permanently reinvested outside of the United States.

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

The Company’s ability to generate positive cash flows from operations is dependent on general economic conditions, competitive pressures, and other business and risk factors described in the Company’s 2013 Annual

Report on Form 10-K (the “2013 Annual Report”), and elsewhere in this Quarterly Report. If the Company is unable to generate sufficient cash flows from operations, or otherwise to comply with the terms of the credit facility and term loan agreement, the Company may be required to seek additional financing alternatives.

Long-term debt. Our five-year revolving credit agreement (the “Credit Facility”), has a borrowing capacity of up to $300 million. The Credit Facility ends on June 15, 2017, at which point any remaining outstanding borrowings would be due for repayment unless extended by agreement of the parties for up to two additional one-year periods. The interest rate charged on borrowings pursuant to the Credit Facility can vary depending on the interest rate option the Company chooses to utilize and the Company’s leverage ratio at the time of the borrowing. In the near term, Teradata would anticipate choosing a floating rate based on the London Interbank Offered Rate (“LIBOR”). The Credit Facility is unsecured and contains certain representations and warranties, conditions, affirmative, negative and financial covenants, and events of default customary for such facilities. As of March 31, 2014, the Company had no outstanding borrowings on the Credit Facility, and was in compliance with all covenants.

Teradata’s senior unsecured $300 million five-year term loan is payable in quarterly installments, which commenced on June 30, 2012, with all remaining principal due in April 2016. The outstanding principal amount of the term loan agreement bears interest at a floating rate based upon a negotiated base rate or a Eurodollar rate plus in each case a margin based on the leverage ratio of the Company. As of March 31, 2014, the term loan principal outstanding was $270 million, and carried an interest rate of 1.1875%. The Company was in compliance with all covenants as of March 31, 2014.

Contractual and Other Commercial Commitments. There has been no significant change in our contractual and other commercial commitments as described in the 2013 Annual Report. Our guarantees and product warranties are discussed in Note 7 of Notes to Condensed Consolidated Financial Statements (Unaudited).

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

In many cases, the accounting treatment of a particular transaction is specifically dictated by GAAP and does not require significant management judgment in its application. There are also areas in which management’s judgment in selecting among available alternatives would not produce a materially different result. The significant accounting policies and estimates that we believe are the most critical to aid in fully understanding and evaluating our reported financial results are discussed in the 2013 Annual Report. Teradata’s senior management has reviewed these critical accounting policies and related disclosures and determined that there were no significant changes in our critical accounting policies in the three months ended March 31, 2014. Also, there were no significant changes in our estimates associated with those policies.

New Accounting Pronouncements

See discussion in Note 2 of Notes to Condensed Consolidated Financial Statements (Unaudited) for new accounting pronouncements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

There have not been any material changes to the market risk factors previously disclosed in Part II, Item 7A of the Company’s 2013 Annual Report on Form 10-K.

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

Based on their evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective to provide reasonable assurance as of March 31, 2014.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the last fiscal quarter ended March 31, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II—OTHER INFORMATION

Item 1. Legal Proceedings.

The information required by this item is included in the material under Note 7 of Notes to Condensed Consolidated Financial Statements (Unaudited) of this Quarterly Report on Form 10-Q and is incorporated herein by reference.

Item 1A. Risk Factors.

There have not been any material changes to the risk factors previously disclosed in Part I, Item IA of the Company’s 2013 Annual Report on Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Purchase of Company Common Stock

During the first quarter of 2014, the Company executed purchases of 2.0 million shares of its common stock at an average price per share of $42.42 under the two share repurchase programs that were authorized by our Board of Directors. The first program (the “dilution offset program”), which at March 31, 2014 had $3 million of authorization remaining, allows the Company to repurchase Teradata common stock to the extent of cash received from the exercise of stock options and the Teradata Employee Stock Purchase Plan (“ESPP”) to offset dilution from shares issued pursuant to these plans. As of March 31, 2014, under the Company’s second share repurchase program (the “general share repurchase program”), the Company had $246 million of authorization remaining to repurchase outstanding shares of Teradata common stock. On May 5, 2014, the Company’s Board of Directors authorized an additional $300 million to be utilized to repurchase Teradata Corporation common stock under the Company’s general share repurchase program, which resulted in a total of approximately $546 million authorized for share repurchases under this program as of that date. Share repurchases made by the Company are reported on a trade date basis.

Section 16 officers occasionally sell vested shares of restricted stock to the Company at the current market price to cover their withholding taxes. For the three months ended March 31, 2014, the total of these purchases was 9,329 shares at an average price of $43.30 per share.

The following table provides information relating to the Company’s share repurchase programs for the three months ended March 31, 2014:

Month	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Dilution Offset Program	Total Number of Shares Purchased as Part of Publicly Announced General Share Repurchase Program	Maximum Dollar Value that May Yet Be Purchased Under the Dilution Offset Program	Maximum Dollar Value that May Yet Be Purchased Under the General Share Repurchase Program
January 2014	208,898	$41.80	108,898	100,000	$1,798,364	$319,096,925
February 2014	1,650,000	$42.21	—	1,650,000	$4,818,939	$249,457,242
March 2014	172,700	$45.21	101,300	71,400	$3,464,091	$246,246,213

First Quarter Total	2,031,598	$42.42	210,198	1,821,400	$3,464,091	$246,246,213

Item 3. Defaults Upon Senior Securities.

None

Item 4. Mine Safety Disclosures.

None

Item 5. Other Information.

None

Item 6. Exhibits.

Reference Number per Item 601 of Regulation S-K	Description

2.1	Form of Separation and Distribution Agreement between Teradata Corporation and NCR Corporation (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K dated September 11, 2007 (SEC file number 001-33458)).

3.1	Amended and Restated Certificate of Incorporation of Teradata Corporation as amended and restated on September 24, 2007 (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K dated September 25, 2007 (SEC file number 001-33458)).

3.2	Amended and Restated By-Laws of Teradata Corporation, as amended and restated on April 29, 2014 (incorporated by reference to Exhibit 3.2 to the Current Report on Form 8-K dated May 5, 2014).

4.1	Common Stock Certificate of Teradata Corporation (incorporated by reference to Exhibit 4.1 to the Quarterly Report on Form 10-Q dated November 13, 2007 (SEC file number 001-33458)).

31.1	Certification pursuant to Rule 13a-14(a), dated May 9, 2014.

31.2	Certification pursuant to Rule 13a-14(a), dated May 9, 2014.

32	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated May 9, 2014.

101	Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Condensed Consolidated Statements of Income for the three month periods ended March 31, 2014 and 2013, (ii) the Condensed Consolidated Statements of Comprehensive Income for the three month periods ended March 31, 2014 and 2013, (iii) the Condensed Consolidated Balance Sheets at March 31, 2014 and December 31, 2013, (iv) the Condensed Consolidated Statements of Cash Flows for the three month periods ended March 31, 2014 and 2013 and (v) the notes to the Condensed Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TERADATA CORPORATION

Date: May 9, 2014	By:	/s/ Stephen M. Scheppmann
Stephen M. Scheppmann
Executive Vice President and Chief Financial Officer