Form 10-Q
period 2014-06-30
TERADATA CORP /DE/
filed 2014-08-08
CIK 816761

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                  to

Commission File Number 001-33458

TERADATA CORPORATION

(Exact name of registrant as specified in its charter)

Delaware	75-3236470
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

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

At July 25, 2014, the registrant had approximately 155.0 million shares of common stock outstanding.

PART I—FINANCIAL INFORMATION

Part 1—FINANCIAL INFORMATION

Item 1.	Financial Statements.

Teradata Corporation

Condensed Consolidated Statements of Income (Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
In millions, except per share amounts	2014	2013	2014	2013
Revenue
Product revenue	$300	$303	$573	$552
Service revenue	376	367	731	705

Total revenue	676	670	1,304	1,257

Costs and operating expenses
Cost of products	105	101	197	194
Cost of services	200	190	403	379
Selling, general and administrative expenses	188	185	376	364
Research and development expenses	50	47	106	97

Total costs and operating expenses	543	523	1,082	1,034

Income from operations	133	147	222	223
Other expense, net	(1)	0	(8)	(1)

Income before income taxes	132	147	214	222
Income tax expense	36	39	59	55

Net income	$96	$108	$155	$167

Net income per weighted average common share
Basic	$0.61	$0.66	$0.98	$1.02
Diluted	$0.60	$0.65	$0.97	$1.00
Weighted average common shares outstanding
Basic	156.9	163.4	157.7	164.4
Diluted	159.4	166.3	160.2	167.4

See Notes to Condensed Consolidated Financial Statements (Unaudited).

Teradata Corporation

Condensed Consolidated Statements of Comprehensive Income (Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
In millions	2014	2013	2014	2013
Net income	$96	$108	$155	$167
Other comprehensive income (loss):
Foreign currency translation adjustments	1	(5)	0	(17)
Defined benefit plan adjustment	1	0	1	0

Other comprehensive income (loss)	2	(5)	1	(17)

Comprehensive income	$98	$103	$156	$150

See Notes to Condensed Consolidated Financial Statements (Unaudited).

Teradata Corporation

Condensed Consolidated Balance Sheets (Unaudited)

In millions, except per share amounts	June 30, 2014	December 31, 2013
Assets
Current Assets
Cash and cash equivalents	$934	$695
Accounts receivable, net	550	717
Inventories	50	56
Other current assets	103	95

Total current assets	1,637	1,563
Property and equipment, net	156	161
Capitalized software, net	196	195
Goodwill	950	946
Acquired intangible assets, net	126	149
Deferred income taxes	24	24
Other assets	47	58

Total assets	$3,136	$3,096

Liabilities and stockholders’ equity
Current liabilities
Accounts payable	$112	$114
Payroll and benefits liabilities	125	136
Deferred revenue	442	390
Other current liabilities	167	136

Total current liabilities	846	776
Long-term debt	225	248
Pension and other postemployment plan liabilities	72	76
Long-term deferred revenue	26	25
Deferred tax liabilities	73	87
Other liabilities	32	27

Total liabilities	1,274	1,239

Commitments and contingencies (Note 7)
Stockholders’ equity
Preferred stock: par value $0.01 per share, 100.0 shares authorized, 0.0 shares issued and outstanding at June 30, 2014 and December 31, 2013	0	0
Common stock: par value $0.01 per share, 500.0 shares authorized, 191.5 and 190.9 shares issued at June 30, 2014 and December 31, 2013, respectively	2	2
Paid-in capital	1,012	973
Treasury stock: 36.1 and 31.6 shares at June 30, 2014 and December 31, 2013, respectively	(1,374)	(1,184)
Retained earnings	2,188	2,033
Accumulated other comprehensive income	34	33

Total stockholders’ equity	1,862	1,857

Total liabilities and stockholders’ equity	$3,136	$3,096

See Notes to Condensed Consolidated Financial Statements (Unaudited).

Teradata Corporation

Condensed Consolidated Statements of Cash Flows (Unaudited)

	Six Months Ended June 30,
In millions	2014	2013
Operating activities
Net income	$155	$167
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	84	70
Stock-based compensation expense	25	27
Excess tax benefit from stock-based compensation	(1)	(4)
Deferred income taxes	(12)	6
Loss on investments	9	0
Changes in assets and liabilities:
Receivables	168	157
Inventories	6	(23)
Current payables and accrued expenses	2	(72)
Deferred revenue	53	46
Other assets and liabilities	(8)	9

Net cash provided by operating activities	481	383

Investing activities
Expenditures for property and equipment	(21)	(31)
Additions to capitalized software	(37)	(34)
Business acquisitions and other investing activities	(7)	(39)

Net cash used in investing activities	(65)	(104)

Financing activities
Repurchases of common stock	(184)	(184)
Repayments of long-term borrowings	(11)	(8)
Excess tax benefit from stock-based compensation	1	4
Other financing activities, net	14	15

Net cash used in financing activities	(180)	(173)

Effect of exchange rate changes on cash and cash equivalents	3	(9)

Increase in cash and cash equivalents	239	97
Cash and cash equivalents at beginning of period	695	729

Cash and cash equivalents at end of period	$934	$826

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

2. New Accounting Pronouncements

Revenue Recognition. In May 2014, the Financial Accounting Standards Board (“FASB”) issued new guidance that affects any entity that either enters into contracts with customers to transfer goods or services or enters into contracts for the transfer of nonfinancial assets unless those contracts are within the scope of other standards. The new guidance supersedes the revenue recognition requirements in the prior revenue recognition guidance, and most industry-specific guidance. In addition, the existing requirements for the recognition of a gain or loss on the transfer of nonfinancial assets that are not in a contract with a customer are amended to be consistent with the guidance on recognition and measurement in this update. The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. To achieve that core principle, the FASB defines a five step process which includes the following: (1) Identify the contract with a customer, (2) Identify the performance obligations in the contract, (3) Determine the transaction price, (4) Allocate the transaction price to the performance obligations in the contract and (5) Recognize revenue when (or as) the entity satisfies a performance obligation.

The amendments in this update are effective for fiscal years, and interim periods within those years, beginning after December 15, 2016, with early application not permitted. The Company is currently evaluating the impact on its consolidated financial position, results of operations and cash flows.

Accounting for Share-based Payments with Performance Targets. In June 2014, the FASB issued new guidance that would require that a performance target that affects vesting and that could be achieved after the requisite service period, be treated as a performance condition. A reporting entity should apply existing guidance as it relates to awards with performance conditions that affect vesting to account for such awards. As such, the performance target should not be reflected in estimating the grant-date fair value of the award. Compensation cost should be recognized in the period in which it becomes probable that the performance target will be achieved and should represent the compensation cost attributable to the periods for which the requisite service has already been rendered. The amendments in this update are effective for annual periods, and interim periods within those annual periods beginning after December 15, 2015. Earlier adoption is permitted. The Company is currently evaluating the impact on its consolidated financial position, results of operations and cash flows.

Recently Adopted Guidance. In July 2013, the FASB issued new guidance requiring the financial statement presentation of an unrecognized tax benefit in a particular jurisdiction, or a portion thereof, as a reduction to a deferred tax asset for a net operating loss (“NOL”) carryforward, a similar tax loss, or a tax credit carryforward, unless the uncertain tax position is not available to reduce, or would not be used to reduce, the NOL or carryforward under the tax law in the same jurisdiction; otherwise, the unrecognized tax benefit should be presented as a gross liability and should not be combined with a deferred tax asset. This new guidance is effective for interim and annual periods beginning after December 15, 2013. On January 1, 2014, the Company adopted the new guidance which did not have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

3. Supplemental Financial Information

	As of
In millions	June 30, 2014	December 31, 2013
Inventories
Finished goods	$33	$39
Service parts	17	17

Total inventories	$50	$56

Deferred revenue
Deferred revenue, current	$442	$390
Long-term deferred revenue	26	25

Total deferred revenue	$468	$415

4. Goodwill and Acquired Intangible Assets

The following table identifies the activity relating to goodwill by operating segment:

In millions	Balance December 31, 2013	Additions	Currency Translation Adjustments	Balance June 30, 2014
Goodwill
Americas	$626	$3	$0	$629
International	320	0	1	321

Total goodwill	$946	$3	$1	$950

The changes to goodwill for the six months ended June 30, 2014 were due to immaterial acquisitions executed during the period, as well as changes in foreign currency exchange rates.

Acquired intangible assets were specifically identified when acquired, and are deemed to have finite lives. The gross carrying amount and accumulated amortization for Teradata’s acquired intangible assets were as follows:

		June 30, 2014		December 31, 2013
In millions	Amortization Life (in Years)	Gross Carrying Amount	Accumulated Amortization and Currency Translation Adjustments	Gross Carrying Amount	Accumulated Amortization and Currency Translation Adjustments
Acquired intangible assets
Intellectual property/developed technology	1 to 7	$147	$(78)	$153	$(70)
Customer relationships	3 to 10	77	(28)	77	(23)
Trademarks/trade names	1 to 5	15	(10)	15	(7)
In-process research and development	5	5	(2)	5	(1)
Non-compete agreements	1 to 3	1	(1)	1	(1)

Total	1 to 10	$245	$(119)	$251	$(102)

For the six months ended June 30, 2014, the gross carrying amount of acquired intangible assets was reduced by certain intangible assets previously acquired that became fully amortized and were removed from the balance sheet.

Total amortization expense related to acquired intangible assets was $12 million and $23 million for the three and six months ended June 30, 2014 and $11 million and $22 million for the three and six months ended June 30, 2013, respectively. The estimated amortization expense for acquired intangible assets for the following periods is as follows:

	Remainder of 2014	For the year ended (estimated)
In millions		2015	2016	2017	2018	2019
Amortization expense	$23	$36	$27	$18	$7	$6

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

The effective tax rate for the three months ended June 30, 2014 and June 30, 2013 was 27.3% and 26.5%, respectively. The effective tax rate for the six months ended June 30, 2014 and June 30, 2013 was 27.6% and 24.8%, respectively. The increase is primarily driven by the expiration of the U.S. Federal Research and Development Tax Credit (“US R&D Tax Credit”) on December 31, 2013. As a result, there is no tax benefit associated with the US R&D Tax Credit reflected in the effective tax rate for the three and six months ended June 30, 2014. The effective tax rate for the three and six months ended June 30, 2013 included the marginal rate benefit of the US R&D Tax Credit for 2013, as well as a one-time discrete $4 million tax benefit associated with the US R&D Tax Credit for 2012, which was retroactively reinstated with the enactment of the American Taxpayer Relief Act of 2012 in January of 2013.

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

The contract notional amount of the Company’s foreign exchange forward contracts was $80 million ($9 million on a net basis) at June 30, 2014, and $152 million ($24 million on a net basis) at December 31, 2013. The fair value derivative assets and liabilities recorded in other current assets and accrued liabilities at June 30, 2014 and December 31, 2013, were not material.

Gains and losses from the Company’s fair value hedges (foreign currency forward contracts and related hedged items) were immaterial for the three and six months ended June 30, 2014 and June 30, 2013. Gains and losses from foreign exchange forward contracts are fully recognized each period and reported along with the offsetting gain or loss of the related hedged item, either in cost of products or in other income, depending on the nature of the related hedged item.

7. Commitments and Contingencies

In the normal course of business, the Company is subject to proceedings, lawsuits, governmental investigations, claims and other matters, including those that relate to the environment, health and safety, employee benefits, export compliance, intellectual property, tax matters and other regulatory compliance and general matters.

Guarantees and Product Warranties. Guarantees associated with the Company’s business activities are reviewed for appropriateness and impact to the Company’s financial statements. Periodically, the Company’s customers enter into various leasing arrangements coordinated with a leasing company. In some instances, the Company guarantees the leasing company a minimum value at the end of the lease term on the leased equipment. As of June 30, 2014, the maximum future payment obligation of this guaranteed value and the associated liability balance was $4 million.

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

The following table identifies the activity relating to the warranty reserve for the six months ended June 30:

In millions	2014	2013
Warranty reserve liability
Beginning balance at January 1	$8	$8
Provisions for warranties issued	7	7
Settlements (in cash or in kind)	(8)	(8)

Balance at June 30	$7	$7

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

The Company’s assets and liabilities measured at fair value on a recurring basis include money market funds and foreign currency exchange contracts. A portion of the Company’s excess cash reserves are held in money market funds which generate interest income based on the prevailing market rates. Money market funds are included in cash and cash equivalents in the Company’s balance sheet. Money market fund holdings are measured at fair value using quoted market prices and are classified within Level 1 of the valuation hierarchy. When deemed appropriate, the Company minimizes its exposure to changes in foreign currency exchange rates through the use of derivative financial instruments, specifically, forward foreign exchange contracts. The fair value of these contracts are measured at the end of each interim reporting period using observable inputs other than quoted prices, specifically market spot and forward exchange rates. As such, these derivative instruments are classified within Level 2 of the valuation hierarchy. Fair value gains for open contracts are recognized as assets and fair value losses are recognized as liabilities. The fair value derivative assets and liabilities recorded in other current assets and accrued liabilities at June 30, 2014 and December 31, 2013, were not material. Any realized gains or losses would be mitigated by corresponding gains or losses on the underlying exposures.

The Company’s assets measured at fair value on a recurring basis and subject to fair value disclosure requirements at June 30, 2014 and December 31, 2013 were as follows:

		Fair Value Measurements at Reporting Date Using
In millions	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Money market funds, June 30, 2014	$477	$477	$0	$0
Money market funds, December 31, 2013	$318	$318	$0	$0

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

As of June 30, 2014, the Company had no borrowings outstanding under the Credit Facility, leaving $300 million in additional borrowing capacity available under the Credit Facility. The Company was in compliance with all covenants as of June 30, 2014.

Teradata’s senior unsecured $300 million five-year term loan is payable in quarterly installments, which commenced on June 30, 2012, with all remaining principal due in April 2016. The outstanding principal amount of the term loan agreement bears interest at a floating rate based upon a negotiated base rate or a Eurodollar rate plus in each case a margin based on the leverage ratio of the Company. As of June 30, 2014, the term loan principal outstanding was $263 million, and carried an interest rate of 1.1875%. The Company was in compliance with all covenants as of June 30, 2014.

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

The components of basic and diluted earnings per share are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
In millions, except per share amounts	2014	2013	2014	2013
Net income available for common stockholders	$96	$108	$155	$167

Weighted average outstanding shares of common stock	156.9	163.4	157.7	164.4
Dilutive effect of employee stock options, restricted stock and other stock awards	2.5	2.9	2.5	3.0

Common stock and common stock equivalents	159.4	166.3	160.2	167.4

Earnings per share:
Basic	$0.61	$0.66	$0.98	$1.02
Diluted	$0.60	$0.65	$0.97	$1.00

Certain options to purchase shares of common stock were not included in the computation of diluted earnings per share because their exercise prices were greater than the average market price of the common shares for the period, and therefore would have been anti-dilutive. For the three months ended June 30, 2014 and June 30, 2013 there were 2.2 million and 0.7 million shares of common stock excluded from the computation of diluted earnings per share. For the six months ended June 30, 2014 and June 30, 2013 there were 2.2 million and 0.4 million shares of common stock excluded from the computation of diluted earnings per share.

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

The following table presents regional segment revenue and segment gross margin for the Company:

	Three Months Ended June 30,		Six Months Ended June 30,
In millions	2014	2013	2014	2013
Segment revenue
Americas	$374	$405	$758	$760
International	302	265	546	497

Total revenue	676	670	1,304	1,257

Segment gross margin
Americas	217	240	440	435
International	154	139	264	249

Total gross margin	371	379	704	684

Selling, general and administrative expenses	188	185	376	364
Research and development expenses	50	47	106	97

Total income from operations	133	147	222	223
Other expense, net	(1)	0	(8)	(1)

Income before income taxes	$132	$147	$214	$222

The following table presents revenue by product and services for the Company:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
In millions	2014	2013	2014	2013
Products (software and hardware)(1)	$300	$303	$573	$552

Consulting services	203	207	392	393
Maintenance services	173	160	339	312

Total services	376	367	731	705

Total revenue	$676	$670	$1,304	$1,257

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

Second Quarter Financial Overview

As more fully discussed in later sections of this MD&A, the following were significant financial items for the second quarter of 2014:

•	Total revenue was $676 million for the second quarter of 2014, up 1% from the second quarter of 2013, with a 1% decrease in product revenue and a 2% increase in services revenue.

•	Gross margin decreased to 54.9% in the second quarter of 2014 from 56.6% in the second quarter of 2013, driven by lower product and services margins.

•

Operating income was $133 million in the second quarter of 2014, compared to $147 million in the second quarter of 2013, driven by lower product revenue and gross margin, partially offset by a services revenue increase. Operating income was also impacted by an increase in Selling, General and Administrative (“SG&A”) expenses that resulted primarily from our ongoing strategic initiative of increased demand creation spend, and an increase in Research and Development (“R&D”) expense in the second quarter of 2014.

•	Net income in the second quarter of 2014 was $96 million, compared to $108 million in the second quarter of 2013.

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

This growth, however, is not expected to be without its challenges from general economic conditions, competitive pressures, alternative technologies, and other risks and uncertainties. Since mid-2012, Teradata has seen a change in customers’ buying patterns, particularly in the Americas region, with respect to large capital investments and related services. Currently, we believe that the greatest challenge for future revenue growth relates to pressures on large capital expenditures from the Company’s largest customers (by historical revenue) in the Americas region. Revenue for these customers has been trending lower since 2012, while we continue to experience growth outside of these large customers. We believe that a number of factors are contributing to a slowdown in growth within this group of larger customers, including: information technology budget constraints; the relatively recent investments made by several of these customers to build out their Teradata IDW environments; a current focus of investments in their analytical ecosystems which have lower average selling prices than IDW environments; and to a lesser degree the transfer of some IDW workloads to specialized platforms in the analytical ecosystem.

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

Although we did not experience significant changes for the first half of 2014 due to competitive and/or pricing trends for our analytic data platforms, there is risk that pricing and competitive pressures on our solutions could occur in the future as major customers evaluate and rationalize their analytics infrastructure, particularly to the extent that cost becomes a top priority in companies and lower-cost alternatives are more seriously and frequently considered. However, such alternatives generally do not enable companies to perform mission-critical, complex business analytic workloads or provide a Unified Data Architecture to address mission-critical analytics, discovery analytics, and data management such as those enabled by Teradata’s offerings. As described above, we continue to believe that analytics will remain a high priority for companies and will drive growth for Teradata’s leading solutions. Moreover, we will continue to be committed to new product development and achieving a positive yield from our research and development spending and resources, which are intended to drive future demand. To that end, we expect research and development expense to increase sequentially each quarter during the remainder of 2014.

As a portion of the Company’s operations and revenue occur outside the United States, and in currencies other than the U.S. dollar, the Company is exposed to fluctuations in foreign currency exchange rates. However, based on currency rates at the end of July 2014, Teradata currency translation is not expected to have a meaningful impact on 2014 full year results.

Results of Operations for the Three Months Ended June 30, 2014

Compared to the Three Months Ended June 30, 2013

		% of		% of
In millions	2014	Revenue	2013	Revenue
Product revenue	$300	44.4%	$303	45.2%
Service revenue	376	55.6%	367	54.8%

Total revenue	676	100%	670	100%

Gross margin
Product gross margin	195	65.0%	202	66.7%
Service gross margin	176	46.8%	177	48.2%

Total gross margin	371	54.9%	379	56.6%

Operating expenses
Selling, general and administrative expenses	188	27.8%	185	27.6%
Research and development expenses	50	7.4%	47	7.0%

Total operating expenses	238	35.2%	232	34.6%

Operating income	$133	19.7%	$147	21.9%

Revenue

Teradata revenue increased 1% in the second quarter of 2014 compared to the second quarter of 2013. Foreign currency fluctuations did not have a material impact on the revenue increase. Product revenue decreased 1% in the second quarter of 2014 from the prior-year period. Services revenue increased 2% in the second quarter of 2014 from the prior-year period, with an underlying 2% decrease in consulting services revenue, and an 8% increase in maintenance services revenue, as compared to the prior-year period. The decrease in product revenue was driven from the Americas largest customers where we have experienced declines. Our maintenance revenue growth is benefiting from information technology budget constraints from our largest customers who are deferring their product upgrades. Typically, part of a product upgrade is driven by lower maintenance costs as newer systems take less hardware to perform the same workload, therefore reducing the maintenance cost. In addition, maintenance revenue was positively impacted by new customer wins, which increases our maintenance base.

Gross Margin

Gross margin for the second quarter of 2014 was 54.9% compared to 56.6% in the second quarter of 2013. Product gross margin decreased to 65.0% in the second quarter of 2014, compared to 66.7% in the prior-year period. The decrease in product margin was largely a result of increased amortization of previously capitalized software. Service gross margin decreased to 46.8% in the second quarter of 2014 compared to a strong 48.2% rate in the prior-year period. The decrease was driven by the timing and mix of our consulting services engagements.

Operating Expenses

Total operating expenses, including SG&A and R&D expenses, was $238 million in the second quarter of 2014 compared to $232 million in second quarter of 2013. SG&A increased by $3 million, and was primarily driven by higher selling expense, resulting from adding sales resources and related headcount. R&D expenses increased $3 million, primarily due to increased R&D spending and decreased R&D capitalization.

Provision for Income Taxes

Income tax provisions for interim periods are based on estimated annual income tax rates, adjusted to reflect the effects of any significant infrequent or unusual items which are required to be discretely recognized within the current interim period. The Company’s intention is to permanently reinvest its foreign earnings outside of the United States. As a result, the effective tax rates in the periods presented are largely based upon the forecasted pre-tax earnings mix between the United States and other foreign taxing jurisdictions where the Company conducts its business under its current structure. The Company estimates its full-year effective tax rate for 2014 to be approximately 26.0%, which takes into consideration, among other things, the forecasted earnings mix by jurisdiction for 2014. The estimate also assumes that the U.S. Federal Research and Development Tax Credit (“US R&D Tax Credit”), which expired on December 31, 2013, will be retroactively reinstated sometime during 2014. If the credit is not reinstated during 2014, we estimate our effective tax rate will be negatively impacted by approximately 50 basis points. The forecasted tax rate is based on the overseas profits being taxed at an overall effective tax rate of approximately 12%, as compared to the federal statutory tax rate of 35% in the United States.

The effective tax rate in the second quarter of 2014 was 27.3%, compared to 26.5% in the second quarter of 2013. The increase is primarily driven by the expiration of the US R&D Tax Credit on December 31, 2013. As a result, there is no tax benefit associated with the US R&D Tax Credit reflected in the effective tax rate for the three months ended June 30, 2014. The effective tax rate for the three months ended June 30, 2013 included the marginal rate benefit of the US R&D Tax Credit for 2013.

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

The following table presents revenue and operating performance by segment for the three months ended June 30:

		% of		% of
In millions	2014	Revenue	2013	Revenue
Segment revenue
Americas	$374	55%	$405	60%
International	302	45%	265	40%

Total revenue	$676	100%	$670	100%

Segment gross margin
Americas	$217	58.0%	$240	59.3%
International	154	51.0%	139	52.5%

Total gross margin	$371	54.9%	$379	56.6%

Americas: Revenue decreased 8% in the second quarter of 2014 from the second quarter of 2013, driven by an 18% decrease in product revenue. The revenue decrease was primarily driven from the largest customers in the Americas, where we have experienced product revenue declines. The revenue decrease includes 1% adverse impact from foreign currency fluctuations. Gross margins were 58.0% for the second quarter of 2014, down from 59.3% in the second quarter of 2013. The decrease in gross margin was largely a result of increased amortization of previously capitalized software and lower product revenue.

International: Revenue increased 14% in the second quarter of 2014 from the second quarter of 2013, with an underlying 33% increase in product revenue and a 3% increase in services revenue. The revenue increase was driven by an increase in new customers and the closing of some larger deals earlier than anticipated. The revenue increase includes a 1% favorable impact from foreign currency fluctuations. Gross margins decreased to 51.0% for the second quarter of 2014, from 52.5% in the second quarter of 2013, due to lower consulting services rates in the second quarter of 2014 when compared to the second quarter of 2013.

Results of Operations for the Six Months Ended June 30, 2014

Compared to the Six Months Ended June 30, 2013

		% of		% of
In millions	2014	Revenue	2013	Revenue
Product revenue	$573	43.9%	$552	43.9%
Service revenue	731	56.1%	705	56.1%

Total revenue	1,304	100%	1,257	100%

Gross margin
Product gross margin	376	65.6%	358	64.9%
Service gross margin	328	44.9%	326	46.2%

Total gross margin	704	54.0%	684	54.4%

Operating expenses
Selling, general and administrative expenses	376	28.8%	364	29.0%
Research and development expenses	106	8.1%	97	7.7%

Total operating expenses	482	37.0%	461	36.7%

Operating income	$222	17.0%	$223	17.7%

Revenue

Teradata revenue increased 4% during the six months ended June 30, 2014 compared to the six months ended June 30, 2013. Foreign currency fluctuations did not have a material impact on the revenue increase. Product revenue increased 4% in the first half of 2014 from the prior-year period. Service revenue in the first half of 2014 increased 4% from the prior-year period, with an underlying 9% increase in maintenance services revenue while consulting services revenue remained relatively flat, as compared to the prior-year period.

Gross Margin

Gross margin for the six months ended June 30, 2014 was 54.0% compared to 54.4% in the six months ended June 30, 2013. Product gross margin increased to 65.6% in the first half of 2014, compared to 64.9% in the prior-year period. Service gross margin decreased to 44.9% in the first half of 2014 compared to 46.2% in the prior-year period. The decrease in services margins was driven primarily by the timing and mix of our consulting services engagements and expenses related to a voluntary early retirement program in the first quarter of 2014. The decrease was partially offset by an improved revenue mix in higher margin maintenance revenue.

Operating Expenses

Total operating expenses, including SG&A and R&D expenses, was $482 million in the six months ended June 30, 2014 compared to $461 million in the six months ended June 30, 2013. SG&A increased by $12 million, and was primarily driven by higher selling expense, resulting from adding sales resources and related headcount. R&D expenses increased $9 million due to increased R&D spending and expenses related to a voluntary early-retirement program during the first half of 2014.

Other Expense, net

The Company recognized $8 million of other expense in the six months ended June 30, 2014, compared to $1 million in the six months ended June 30, 2013. The other expense in the first half of 2014 arose primarily from a $9 million impairment in the carrying value of an equity investment.

Provision for Income Taxes

The effective tax rate for the six months ended June 30, 2014 was 27.6%, compared to 24.8% for the six months ended June 30, 2013. The increase is primarily driven by the expiration of the US R&D Tax Credit on December 31, 2013. As a result, there is no tax benefit associated with the US R&D Tax Credit reflected in the effective tax rate for the six months ended June 30, 2014. The effective tax rate for the six months ended June 30, 2013 included the marginal rate benefit of the US R&D Tax Credit for 2013, as well as a one-time discrete $4 million tax benefit associated with the US R&D Tax Credit for 2012, which was retroactively reinstated with the enactment of the American Taxpayer Relief Act of 2012 in January of 2013.

Revenue and Gross Margin by Operating Segment

The following table presents revenue and operating performance by segment for the six months ended June 30:

		% of		% of
In millions	2014	Revenue	2013	Revenue
Segment revenue
Americas	$758	58%	$760	60%
International	546	42%	497	40%

Total revenue	$1,304	100%	$1,257	100%

Segment gross margin
Americas	$440	58.0%	$435	57.2%
International	264	48.4%	249	50.1%

Total gross margin	$704	54.0%	$684	54.4%

Americas: Revenue decreased $2 million in the first half of 2014 from the first half of 2013, driven by a 5% decrease in product revenue. The revenue decrease is primarily driven from the largest customers in the Americas, where we have experienced product revenue declines. Additionally, the revenue decrease includes 1% adverse impact from foreign currency fluctuations. Gross margins were 58.0% for the first half of 2014, up from 57.2% in the first half of 2013, driven primarily by higher maintenance margins and improved capacity on demand (“COD”) conversion.

COD is a common offering used by Teradata and other information technology vendors that allow the customer to purchase extra capacity in the future, typically within 12-18 months. COD enables customers to add capacity quickly. Product cost is recognized upon delivery with no corresponding revenue. When customers activate the COD, we record and recognize the revenue associated with the added capacity and the gross margin is recovered.

International: Revenue increased 10% in the first half of 2014 from the first half of 2013, with an underlying 21% increase in product revenue and a 4% increase in services revenue. The revenue increase was driven by an increase in new customers and the closing of some larger deals earlier than anticipated. The revenue increase was not materially impacted from foreign currency fluctuations. Gross margins decreased to 48.4% for the first half of 2014, from 50.1% in the first half of 2013, largely driven by lower services margins related to consulting services.

Financial Condition, Liquidity and Capital Resources

Cash provided by operating activities increased by $98 million in the first half of 2014. In comparison to the prior-year period, the increase in cash provided by operating activities was primarily due to a positive change in working capital, largely driven by a small increase in current payables and accrued expenses during the first half compared to a large decrease in the first half of 2013.

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

The table below shows net cash provided by operating activities and capital expenditures for the following periods:

	Six Months Ended
	June 30,
In millions	2014	2013
Net cash provided by operating activities	$481	$383
Less:
Expenditures for property and equipment	(21)	(31)
Additions to capitalized software	(37)	(34)

Free cash flow	$423	$318

Financing activities and certain other investing activities are not included in our calculation of free cash flow. These other investing activities primarily consisted of $7 million for the six months ended June 30, 2014 and $39 million for the six months ended June 30, 2013, of immaterial business acquisition and investment activities that were closed during those periods.

Teradata’s financing activities for the six months ended June 30, 2014 and 2013 primarily consisted of cash outflows for share repurchases. The Company purchased 4.5 million shares of its common stock at an average price per share of $41.91 in the six months ended June 30, 2014 and 3.2 million shares at an average price per share of $56.07 in the six months ended June 30, 2013. Share repurchases were made under two share repurchase programs authorized by our Board of Directors. The first program (the “dilution offset program”), allows the Company to repurchase Teradata common stock to the extent of cash received from the exercise of stock options and the Teradata Employee Stock Purchase Plan (“ESPP”) to offset dilution from shares issued pursuant to these plans. On May 5, 2014, the Company’s Board of Directors authorized an additional $300 million to be utilized to repurchase Teradata Corporation common stock under the Company’s second share repurchase program (the “general share repurchase program”). As of June 30, 2014, the Company had $452 million of authorization remaining to repurchase outstanding shares of Teradata common stock. Share repurchases made by the Company are reported on a trade date basis. Our share repurchase activity depends on factors such as our working capital needs, our cash requirements for capital investments, our stock price, and economic and market conditions.

Proceeds from the ESPP and the exercise of stock options were $14 million and $15 million in the six months ended June 30, 2014 and 2013, respectively. These proceeds are included in Other financing activities, net in the Condensed Consolidated Statements of Cash Flows (Unaudited). Additionally, during the first half of 2014 the

Company repaid $11 million against the principal balance of its outstanding term loan, which is discussed further below.

Our total in cash and cash equivalents held outside the United States in various foreign subsidiaries was $777 million as of June 30, 2014 and $615 million as of December 31, 2013. The remaining balance held in the United States was $157 million as of June 30, 2014 and $80 million as of December 31, 2013. Under current tax laws and regulations, if cash and cash equivalents and short-term investments held outside the United States are distributed to the United States in the form of dividends or otherwise, we would be subject to additional U.S. income taxes (subject to an adjustment for foreign tax credits) and possible foreign withholding taxes. As of June 30, 2014, we have not provided for the U.S. federal tax liability on approximately $1.1 billion of foreign earnings that are considered permanently reinvested outside of the United States.

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

Long-term debt. Our five-year revolving credit agreement (the “Credit Facility”), has a borrowing capacity of up to $300 million. The Credit Facility ends on June 15, 2017, at which point any remaining outstanding borrowings would be due for repayment unless extended by agreement of the parties for up to two additional one-year periods. The interest rate charged on borrowings pursuant to the Credit Facility can vary depending on the interest rate option the Company chooses to utilize and the Company’s leverage ratio at the time of the borrowing. In the near term, Teradata would anticipate choosing a floating rate based on the London Interbank Offered Rate (“LIBOR”). The Credit Facility is unsecured and contains certain representations and warranties, conditions, affirmative, negative and financial covenants, and events of default customary for such facilities. As of June30, 2014, the Company had no outstanding borrowings on the Credit Facility, and was in compliance with all covenants.

Teradata’s senior unsecured $300 million five-year term loan is payable in quarterly installments, which commenced on June 30, 2012, with all remaining principal due in April 2016. The outstanding principal amount of the term loan agreement bears interest at a floating rate based upon a negotiated base rate or a Eurodollar rate plus in each case a margin based on the leverage ratio of the Company. As of June 30, 2014, the term loan principal outstanding was $263 million, and carried an interest rate of 1.1875%. The Company was in compliance with all covenants as of June 30, 2014.

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

In many cases, the accounting treatment of a particular transaction is specifically dictated by GAAP and does not require significant management judgment in its application. There are also areas in which management’s judgment in selecting among available alternatives would not produce a materially different result. The significant accounting policies and estimates that we believe are the most critical to aid in fully understanding and evaluating our reported financial results are discussed in the 2013 Annual Report. Teradata’s senior management has reviewed these critical accounting policies and related disclosures and determined that there were no significant changes in our critical accounting policies in the six months ended June 30, 2014. Also, there were no significant changes in our estimates associated with those policies.

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

Based on their evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective to provide reasonable assurance as of June 30, 2014.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the last fiscal quarter ended June 30, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Purchase of Company Common Stock

During the second quarter of 2014, the Company executed purchases of 2.5 million shares of its common stock at an average price per share of $41.50 under the two share repurchase programs that were authorized by our Board of Directors. The first program (the “dilution offset program”), allows the Company to repurchase Teradata common stock to the extent of cash received from the exercise of stock options and the Teradata Employee Stock Purchase Plan (“ESPP”) to offset dilution from shares issued pursuant to these plans. On May 5, 2014, the Company’s Board of Directors authorized an additional $300 million to be utilized to repurchase Teradata Corporation common stock under the Company’s second share repurchase program (the “general share repurchase program”). As of June 30, 2014, the Company had $452 million of authorization remaining to repurchase outstanding shares of Teradata common stock. Share repurchases made by the Company are reported on a trade date basis.

Section 16 officers occasionally sell vested shares of restricted stock to the Company at the current market price to cover their withholding taxes. For the six months ended June 30, 2014, the total of these purchases was 9,329 shares at an average price of $43.30 per share.

The following table provides information relating to the Company’s share repurchase programs for the six months ended June 30, 2014:

			Total	Total	Maximum	Maximum
			Number	Number	Dollar	Dollar
			of Shares	of Shares	Value	Value
			Purchased	Purchased	that May	that May
			as Part of	as Part of	Yet Be	Yet Be
		Average	Publicly	Publicly	Purchased	Purchased
	Total	Price	Announced	Announced	Under the	Under the
	Number	Paid	Dilution	General Share	Dilution	General Share
	of Shares	per	Offset	Repurchase	Offset	Repurchase
Month	Purchased	Share	Program	Program	Program	Program
First Quarter Total	2,031,598	$42.42	210,198	1,821,400	$3,464,091	$246,246,213

April 2014	—	$—	—	—	$5,469,214	$246,246,213
May 2014	1,358,093	$40.73	100,000	1,258,093	$3,859,180	$494,888,464
June 2014	1,149,603	$42.42	131,719	1,017,884	$46,137	$451,554,123

Second Quarter Total	2,507,696	$41.50	231,719	2,275,977	$46,137	$451,554,123

In addition, from July 1, 2014 through August 7, 2014, the Company purchased approximately 0 .7 million shares for approximately $31 million.

Item 3. Defaults Upon Senior Securities.

None

Item 4. Mine Safety Disclosures.

None

Item 5. Other Information.

None

Item 6. Exhibits.

Reference Number per Item 601 of Regulation S-K	Description

2.1	Form of Separation and Distribution Agreement between Teradata Corporation and NCR Corporation (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K dated September 11, 2007 (SEC file number 001-33458)).

3.1	Amended and Restated Certificate of Incorporation of Teradata Corporation as amended and restated on September 24, 2007 (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K dated September 25, 2007 (SEC file number 001-33458)).

3.2	Amended and Restated By-Laws of Teradata Corporation, as amended and restated on April 29, 2014 (incorporated by reference to Exhibit 3.2 to the Current Report on Form 8-K dated May 5, 2014).

4.1	Common Stock Certificate of Teradata Corporation (incorporated by reference to Exhibit 4.1 to the Quarterly Report on Form 10-Q dated November 13, 2007 (SEC file number 001-33458)).

31.1	Certification pursuant to Rule 13a-14(a), dated August 8, 2014.

31.2	Certification pursuant to Rule 13a-14(a), dated August 8, 2014.

32	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated August 8, 2014.

101	Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Condensed Consolidated Statements of Income for the three and six month periods ended June 30, 2014 and 2013, (ii) the Condensed Consolidated Statements of Comprehensive Income for the three and six month periods ended June 30, 2014 and 2013, (iii) the Condensed Consolidated Balance Sheets at June 30, 2014 and December 31, 2013, (iv) the Condensed Consolidated Statements of Cash Flows for the six month periods ended June 30, 2014 and 2013 and (v) the notes to the Condensed Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TERADATA CORPORATION

Date: August 8, 2014	By:	/s/ Stephen M. Scheppmann
Stephen M. Scheppmann Executive Vice President and Chief Financial Officer