Form 10-Q
period 2014-09-30
TERADATA CORP /DE/
filed 2014-11-07
CIK 816761

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

At October 31, 2014, the registrant had approximately 153.0 million shares of common stock outstanding.

PART I—FINANCIAL INFORMATION

Part 1—FINANCIAL INFORMATION

Item 1.	Financial Statements.

Teradata Corporation

Condensed Consolidated Statements of Income (Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
In millions, except per share amounts	2014	2013	2014	2013
Revenue
Product revenue	$294	$306	$867	$858
Service revenue	373	360	1,104	1,065

Total revenue	667	666	1,971	1,923

Costs and operating expenses
Cost of products	119	118	316	312
Cost of services	198	190	601	569
Selling, general and administrative expenses	181	183	557	547
Research and development expenses	46	43	152	140

Total costs and operating expenses	544	534	1,626	1,568

Income from operations	123	132	345	355
Other expense, net	0	0	(8)	(1)

Income before income taxes	123	132	337	354
Income tax expense	29	34	88	89

Net income	$94	$98	$249	$265

Net income per weighted average common share
Basic	$0.61	$0.60	$1.59	$1.62
Diluted	$0.60	$0.59	$1.57	$1.59
Weighted average common shares outstanding
Basic	154.5	163.2	156.6	164.0
Diluted	157.1	166.4	159.1	167.1

See Notes to Condensed Consolidated Financial Statements (Unaudited).

Teradata Corporation

Condensed Consolidated Statements of Comprehensive Income (Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
In millions	2014	2013	2014	2013
Net income	$94	$98	$249	$265
Other comprehensive (loss) income:
Foreign currency translation adjustments	(28)	13	(28)	(4)
Defined benefit plans:
Defined benefit plan adjustment, before tax	(2)	(6)	(1)	(6)
Defined benefit plan adjustment, tax portion	0	2	0	2

Other comprehensive (loss) income	(30)	9	(29)	(8)

Comprehensive income	$64	$107	$220	$257

See Notes to Condensed Consolidated Financial Statements (Unaudited).

Teradata Corporation

Condensed Consolidated Balance Sheets (Unaudited)

In millions, except per share amounts	September 30, 2014	December 31, 2013
Assets
Current Assets
Cash and cash equivalents	$848	$695
Accounts receivable, net	522	717
Inventories	44	56
Other current assets	92	95

Total current assets	1,506	1,563
Property and equipment, net	157	161
Capitalized software, net	198	195
Goodwill	958	946
Acquired intangible assets, net	130	149
Deferred income taxes	23	24
Other assets	46	58

Total assets	$3,018	$3,096

Liabilities and stockholders’ equity
Current liabilities
Current portion of long-term debt	$45	$26
Accounts payable	118	114
Payroll and benefits liabilities	127	136
Deferred revenue	380	390
Other current liabilities	101	110

Total current liabilities	771	776
Long-term debt	210	248
Pension and other postemployment plan liabilities	73	76
Long-term deferred revenue	22	25
Deferred tax liabilities	68	87
Other liabilities	32	27

Total liabilities	1,176	1,239

Commitments and contingencies (Note 7)
Stockholders’ equity
Preferred stock: par value $0.01 per share, 100.0 shares authorized, 0.0 shares issued and outstanding at September 30, 2014 and December 31, 2013	0	0
Common stock: par value $0.01 per share, 500.0 shares authorized, 191.8 and 190.9 shares issued at September 30, 2014 and December 31, 2013, respectively	2	2
Paid-in capital	1,031	973
Treasury stock: 38.5 and 31.6 shares at September 30, 2014 and December 31, 2013, respectively	(1,477)	(1,184)
Retained earnings	2,282	2,033
Accumulated other comprehensive income	4	33

Total stockholders’ equity	1,842	1,857

Total liabilities and stockholders’ equity	$3,018	$3,096

See Notes to Condensed Consolidated Financial Statements (Unaudited).

Teradata Corporation

Condensed Consolidated Statements of Cash Flows (Unaudited)

	Nine Months Ended September 30,
In millions	2014	2013
Operating activities
Net income	$249	$265
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	128	109
Stock-based compensation expense	36	39
Excess tax benefit from stock-based compensation	(2)	(7)
Deferred income taxes	(17)	7
Loss on investments	9	0
Changes in assets and liabilities:
Receivables	199	126
Inventories	12	(19)
Current payables and accrued expenses	(10)	(86)
Deferred revenue	(13)	(5)
Other assets and liabilities	(8)	18

Net cash provided by operating activities	583	447

Investing activities
Expenditures for property and equipment	(37)	(44)
Additions to capitalized software	(57)	(56)
Business acquisitions and other investing activities, net	(49)	(39)

Net cash used in investing activities	(143)	(139)

Financing activities
Repurchases of common stock	(282)	(187)
Repayments of long-term borrowings	(19)	(11)
Excess tax benefit from stock-based compensation	2	7
Other financing activities, net	20	23

Net cash used in financing activities	(279)	(168)

Effect of exchange rate changes on cash and cash equivalents	(8)	(7)

Increase in cash and cash equivalents	153	133
Cash and cash equivalents at beginning of period	695	729

Cash and cash equivalents at end of period	$848	$862

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

2. New Accounting Pronouncements

Revenue Recognition. In May 2014, the Financial Accounting Standards Board (“FASB”) issued new guidance that affects any entity that either enters into contracts with customers to transfer goods or services or enters into contracts for the transfer of nonfinancial assets unless those contracts are within the scope of other standards. The new guidance will supersede the revenue recognition requirements in the current revenue recognition guidance, and most industry-specific guidance. In addition, the existing requirements for the recognition of a gain or loss on the transfer of nonfinancial assets that are not in a contract with a customer are amended to be consistent with the guidance on recognition and measurement in this update. The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. To achieve that core principle, the FASB defines a five step process which includes the following: (1) identify the contract with a customer, (2) identify the performance obligations in the contract, (3) determine the transaction price, (4) allocate the transaction price to the performance obligations in the contract, and (5) recognize revenue when (or as) the entity satisfies a performance obligation.

The amendments in this update are effective for fiscal years, and interim periods within those years, beginning after December 15, 2016, with early application not permitted. The standard allows entities to apply the standard retrospectively for all periods presented or alternatively an entity is permitted to recognize the cumulative effect of initially applying the guidance as an opening balance sheet adjustment to retained earnings in the period of initial application. The Company is currently evaluating the impact on its consolidated financial position, results of operations and cash flows, as well as the method of transition that will be used in adopting the standard.

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

3. Supplemental Financial Information

	As of
In millions	September 30, 2014	December 31, 2013
Inventories
Finished goods	$27	$39
Service parts	17	17

Total inventories	$44	$56

Deferred revenue
Deferred revenue, current	$380	$390
Long-term deferred revenue	22	25

Total deferred revenue	$402	$415

4. Goodwill and Acquired Intangible Assets

The following table identifies the activity relating to goodwill by operating segment:

In millions	Balance December 31, 2013	Additions	Currency Translation Adjustments	Balance September 30, 2014
Goodwill
Americas	$626	$28	$(1)	$653
International	320	0	(15)	305

Total goodwill	$946	$28	$(16)	$958

The changes to goodwill for the nine months ended September 30, 2014 were due to immaterial acquisitions executed during the period, as well as changes in foreign currency exchange rates.

Acquired intangible assets were specifically identified when acquired, and are deemed to have finite lives. The gross carrying amount and accumulated amortization for Teradata’s acquired intangible assets were as follows:

		September 30, 2014		December 31, 2013
In millions	Amortization Life (in Years)	Gross Carrying Amount	Accumulated Amortization and Currency Translation Adjustments	Gross Carrying Amount	Accumulated Amortization and Currency Translation Adjustments
Acquired intangible assets
Intellectual property/developed technology	1 to 7	$165	$(86)	$153	$(70)
Customer relationships	3 to 10	77	(32)	77	(23)
Trademarks/trade names	1 to 5	15	(12)	15	(7)
In-process research and development	5	5	(2)	5	(1)
Non-compete agreements	1 to 3	1	(1)	1	(1)

Total	1 to 10	$263	$(133)	$251	$(102)

For the nine months ended September 30, 2014, the gross carrying amount of acquired intangible assets increased with the addition of newly acquired intangible assets associated with immaterial acquisitions. This was partially offset by certain intangible assets previously acquired that became fully amortized and were removed from the balance sheet.

Total amortization expense related to acquired intangible assets was $12 million and $35 million for the three and nine months ended September 30, 2014 and $11 million and $33 million for the three and nine months ended September 30, 2013, respectively. The estimated amortization expense for acquired intangible assets for the following periods is as follows:

	Remainder of 2014	For the year ended (estimated)
In millions		2015	2016	2017	2018	2019
Amortization expense	$13	$39	$30	$22	$10	$8

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

The effective tax rate for the three months ended September 30, 2014 and September 30, 2013 was 23.6% and 25.8%, respectively. The effective tax rate for the nine months ended September 30, 2014 and September 30, 2013 was 26.1% and 25.1%, respectively. The effective tax rate for the three months and nine months ended September 30, 2014 included a discrete tax benefit resulting from an Internal Revenue Service audit settlement of the 2011 tax year, which occurred in the third quarter of 2014. This tax benefit was offset by the impact of the expiration of the U.S. Federal Research and Development Tax Credit (“US R&D Tax Credit”) on December 31, 2013. As a result, there is no tax benefit associated with the US R&D Tax Credit reflected in the marginal effective tax rate for the three months or nine months ended September 30, 2014. The effective tax rate for the three months and nine months ended September 30, 2013 included the marginal effective tax rate benefit of the US R&D Tax Credit for 2013. In addition, the effective tax rate for the nine months ended September 30, 2013 included a one-time discrete $4 million tax benefit associated with the US R&D Tax Credit for 2012, which was retroactively reinstated with the enactment of the American Taxpayer Relief Act of 2012 in January of 2013.

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

The contract notional amount of the Company’s foreign exchange forward contracts was $85 million ($5 million on a net basis) at September 30, 2014, and $152 million ($24 million on a net basis) at December 31, 2013. The fair value derivative assets and liabilities recorded in other current assets and accrued liabilities at September 30, 2014 and December 31, 2013, were not material.

Gains and losses from the Company’s fair value hedges (foreign currency forward contracts and related hedged items) were immaterial for the three and nine months ended September 30, 2014 and September 30, 2013. Gains and losses from foreign exchange forward contracts are fully recognized each period and reported along with the offsetting gain or loss of the related hedged item, either in cost of products or in other income, depending on the nature of the related hedged item.

7. Commitments and Contingencies

In the normal course of business, the Company is subject to proceedings, lawsuits, governmental investigations, claims and other matters, including those that relate to the environment, health and safety, employee benefits, export compliance, intellectual property, tax matters and other regulatory compliance and general matters.

Guarantees and Product Warranties. Guarantees associated with the Company’s business activities are reviewed for appropriateness and impact to the Company’s financial statements. Periodically, the Company’s customers enter into various leasing arrangements coordinated with a leasing company. In some instances, the Company guarantees the leasing company a minimum value at the end of the lease term on the leased equipment. As of September 30, 2014, the maximum future payment obligation of this guaranteed value and the associated liability balance was $4 million.

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

The following table identifies the activity relating to the warranty reserve for the nine months ended September 30:

In millions	2014	2013
Warranty reserve liability
Beginning balance at January 1	$8	$8
Provisions for warranties issued	11	10
Settlements (in cash or in kind)	(13)	(11)

Balance at September 30	$6	$7

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

The Company’s assets and liabilities measured at fair value on a recurring basis include money market funds and foreign currency exchange contracts. A portion of the Company’s excess cash reserves are held in money market funds which generate interest income based on the prevailing market rates. Money market funds are included in cash and cash equivalents in the Company’s balance sheet. Money market fund holdings are measured at fair value using quoted market prices and are classified within Level 1 of the valuation hierarchy. When deemed appropriate, the Company minimizes its exposure to changes in foreign currency exchange rates through the use of derivative financial instruments, specifically, forward foreign exchange contracts. The fair value of these contracts are measured at the end of each interim reporting period using observable inputs other than quoted prices, specifically market spot and forward exchange rates. As such, these derivative instruments are classified within Level 2 of the valuation hierarchy. Fair value gains for open contracts are recognized as assets and fair value losses are recognized as liabilities. The fair value derivative assets and liabilities recorded in other current assets and accrued liabilities at September 30, 2014 and December 31, 2013, were not material. Any realized gains or losses would be mitigated by corresponding gains or losses on the underlying exposures.

The Company’s assets measured at fair value on a recurring basis and subject to fair value disclosure requirements at September 30, 2014 and December 31, 2013 were as follows:

		Fair Value Measurements at Reporting Date Using
In millions	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Money market funds, September 30, 2014	$395	$395	$0	$0
Money market funds, December 31, 2013	$318	$318	$0	$0

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

As of September 30, 2014, the Company had no borrowings outstanding under the Credit Facility, leaving $300 million in additional borrowing capacity available under the Credit Facility. The Company was in compliance with all covenants as of September 30, 2014.

Teradata’s senior unsecured $300 million five-year term loan is payable in quarterly installments, which commenced on June 30, 2012, with all remaining principal due in April 2016. The outstanding principal amount of the term loan agreement bears interest at a floating rate based upon a negotiated base rate or a Eurodollar rate plus in each case a margin based on the leverage ratio of the Company. As of September 30, 2014, the term loan principal outstanding was $255 million, and carried an interest rate of 1.1875%. The Company was in compliance with all covenants as of September 30, 2014.

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

The components of basic and diluted earnings per share are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
In millions, except per share amounts	2014	2013	2014	2013
Net income available for common stockholders	$94	$98	$249	$265

Weighted average outstanding shares of common stock	154.5	163.2	156.6	164.0
Dilutive effect of employee stock options, restricted stock and other stock awards	2.6	3.2	2.5	3.1

Common stock and common stock equivalents	157.1	166.4	159.1	167.1

Earnings per share:
Basic	$0.61	$0.60	$1.59	$1.62
Diluted	$0.60	$0.59	$1.57	$1.59

Certain options to purchase shares of common stock were not included in the computation of diluted earnings per share because their exercise prices were greater than the average market price of the common shares for the period, and therefore would have been anti-dilutive. For the three months ended September 30, 2014 and September 30, 2013 there were 2.2 million and 0.7 million shares of common stock excluded from the computation of diluted earnings per share. For the nine months ended September 30, 2014 and September 30, 2013 there were 2.2 million and 0.5 million shares of common stock excluded from the computation of diluted earnings per share.

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

The following table presents regional segment revenue and segment gross margin for the Company:

	Three Months Ended September 30,		Nine Months Ended September 30,
In millions	2014	2013	2014	2013
Segment revenue
Americas	$405	$409	$1,163	$1,169
International	262	257	808	754

Total revenue	667	666	1,971	1,923

Segment gross margin
Americas	231	233	671	668
International	119	125	383	374

Total gross margin	350	358	1,054	1,042

Selling, general and administrative expenses	181	183	557	547
Research and development expenses	46	43	152	140

Total income from operations	123	132	345	355
Other expense, net	0	0	(8)	(1)

Income before income taxes	$123	$132	$337	$354

The following table presents revenue by product and services for the Company:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
In millions	2014	2013	2014	2013
Products (software and hardware)(1)	$294	$306	$867	$858

Consulting services	200	200	592	593
Maintenance services	173	160	512	472

Total services	373	360	1,104	1,065

Total revenue	$667	$666	$1,971	$1,923

(1) Our analytic database software and hardware products are often sold and delivered together in the form of a “node” of capacity as an integrated technology solution. Accordingly, it is impracticable to provide the breakdown of revenue from various types of software and hardware products.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”).

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

Third Quarter Financial Overview

As more fully discussed in later sections of this MD&A, the following were significant financial items for the third quarter of 2014:

•	Total revenue was $667 million for the third quarter of 2014, flat from the third quarter of 2013, with an underlying 4% decrease in product revenue and a 4% increase in services revenue.

•	Gross margin decreased to 52.5% in the third quarter of 2014 from 53.8% in the third quarter of 2013, driven by lower product and services margins.

•

Operating income was $123 million in the third quarter of 2014, compared to $132 million in the third quarter of 2013, driven by lower product revenue and gross margin, partially offset by a services revenue increase.

•	Net income in the third quarter of 2014 was $94 million, compared to $98 million in the third quarter of 2013.

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

Future Trends

We believe that demand for our analytic data platforms will continue to increase due to the continued growth of data volumes and types of data, the scale and complexity of business requirements, and the growing use of new data elements and more analytics over time. The adoption by customers of a broader set of analytics including predictive analytics, path analysis, network analysis/graph, and many others is driving more applications, usage and capacity. This increased breadth of analytics also drives the need for an overall architecture to manage an increasingly complex analytics environment. As a result, we expect that Teradata’s leadership in analytic data platforms and Unified Data Architecture positions us for future growth. In addition, we believe that our competitive position in integrated marketing cloud applications, including our marketing operations, campaign management and digital messaging offerings, will contribute to our growth and are synergistic with the Company’s big data analytics business as companies gain competitive advantage through data-driven marketing with their customers.

This growth, however, is not expected to be without its challenges from general economic conditions, competitive pressures, alternative technologies, and other risks and uncertainties. Since mid-2012, Teradata has seen a change in customers’ buying patterns, particularly in the Americas region, with respect to large capital investments and related services. Currently, we believe that the greatest challenge for future revenue growth relates to pressures on large capital expenditures from the Company’s largest customers (by historical revenue) in the Americas region. Revenue for these customers has been trending lower since 2012, while we continue to experience growth outside of these large customers. We believe that a number of factors are contributing to a slowdown in growth within this group of larger customers, including: information technology budget constraints; the relatively recent investments made by several of these customers to build out their Teradata IDW environments; a current focus of investments in their analytical ecosystems which have lower average selling prices than IDW environments; and to a lesser degree the transfer of some IDW workloads to other platforms in the ecosystem.

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

Although we did not experience significant changes for the nine months ended September 30, 2014 due to competitive and/or pricing trends for our analytic data platforms, there is risk that pricing and competitive pressures on our solutions could occur in the future as major customers evaluate and rationalize their analytics infrastructure, particularly to the extent that cost becomes a top priority in companies and lower-cost alternatives are more seriously and frequently considered. However, such alternatives generally do not enable companies to perform mission-critical, complex business analytic workloads or provide a Unified Data Architecture to address mission-critical analytics, discovery analytics, and data management such as those enabled by Teradata’s offerings. As described above, we continue to believe that analytics will remain a high priority for companies and will drive growth for Teradata’s leading solutions. Moreover, we will continue to be committed to new product development and achieving a positive yield from our research and development spending and resources, which are intended to drive future demand. To that end, we expect research and development expense to increase sequentially each quarter during the remainder of 2014. Additionally, we expect product gross margin to be impacted by amortization of previously capitalized software development cost, which is expected to increase approximately $14 million in 2014 over 2013, with an anticipated additional increase of approximately $5 million in 2015. Capitalized software development costs reduce our gross research and development expense, and increase cost of product revenue when amortized.

As a portion of the Company’s operations and revenue occur outside the United States, and in currencies other than the U.S. dollar, the Company is exposed to fluctuations in foreign currency exchange rates. Based on currency rates at the end of October 2014, Teradata currency translation is now expected to have a 1% adverse impact on 2014 full year revenue growth and a 1% to 2% adverse impact on 2015 full year revenue growth.

Results of Operations for the Three Months Ended September 30, 2014

Compared to the Three Months Ended September 30, 2013

		% of		% of
In millions	2014	Revenue	2013	Revenue
Product revenue	$294	44.1%	$306	45.9%
Service revenue	373	55.9%	360	54.1%

Total revenue	667	100%	666	100%

Gross margin
Product gross margin	175	59.5%	188	61.4%
Service gross margin	175	46.9%	170	47.2%

Total gross margin	350	52.5%	358	53.8%

Operating expenses
Selling, general and administrative expenses	181	27.1%	183	27.5%
Research and development expenses	46	6.9%	43	6.5%

Total operating expenses	227	34.0%	226	33.9%

Operating income	$123	18.4%	$132	19.8%

Revenue

Teradata revenue increased $1 million in the third quarter of 2014 compared to the third quarter of 2013. Foreign currency fluctuations had a 1% adverse impact on the revenue increase. Product revenue decreased 4% in the third quarter of 2014 from the prior-year period. Services revenue increased 4% in the third quarter of 2014 from the prior-year period with an underlying 8% increase in maintenance services revenue, as compared to the prior-year period.

Gross Margin

Gross margin for the third quarter of 2014 was 52.5% compared to 53.8% in the third quarter of 2013. Product gross margin decreased to 59.5% in the third quarter of 2014, compared to 61.4% in the prior-year period. The decrease in product margin was largely a result of increased amortization of previously capitalized software development cost and unfavorable product and deal mix. Service gross margin decreased to 46.9% in the third quarter of 2014 compared to a strong 47.2% rate in the prior-year period. The decrease is driven by a consulting services rate decline, partially offset by improved revenue mix from higher margin maintenance revenue. The consulting services margin decline was driven by lower revenue growth resulting in lower productivity.

Operating Expenses

Total operating expenses, including Selling, General and Administrative (“SG&A”) and Research and Development (“R&D”) expenses, was $227 million in the third quarter of 2014 compared to $226 million in third quarter of 2013. SG&A decreased $2 million, due to reduced variable compensation and other non-customer facing expenses. R&D expenses increased $3 million, influenced by both our recent technology acquisitions and our internal roadmap.

Provision for Income Taxes

Income tax provisions for interim periods are based on estimated annual income tax rates, adjusted to reflect the effects of any significant infrequent or unusual items which are required to be discretely recognized within the current interim period. The Company’s intention is to permanently reinvest its foreign earnings outside of the United States. As a result, the effective tax rates in the periods presented are largely based upon the forecasted pre-tax earnings mix between the United States and other foreign taxing jurisdictions where the Company conducts its business under its current structure. The Company estimates its full-year effective tax rate for 2014 to be approximately 25.8%, which takes into consideration, among other things, the forecasted earnings mix by jurisdiction for 2014. The estimate also assumes that the U.S. Federal Research and Development Tax Credit (“US R&D Tax Credit”), which expired on December 31, 2013, will be retroactively reinstated sometime during 2014. If the credit is not reinstated during 2014, we estimate our effective tax rate will be negatively impacted by approximately 50 basis points. The forecasted tax rate is based on the overseas profits being taxed at an overall effective tax rate of approximately 12.5%, as compared to the federal statutory tax rate of 35% in the United States.

The effective tax rate for the three months ended September 30, 2014 and September 30, 2013 was 23.6% and 25.8%, respectively. The decrease in the effective tax rate was largely driven by a discrete tax benefit resulting from an Internal Revenue Service audit settlement of the 2011 tax year, which occurred in the third quarter of 2014, offset by the impact of the expiration of the U.S. Federal Research and Development Tax Credit (“US R&D Tax Credit”) on December 31, 2013. As a result, tax benefit for the US R&D Tax Credit was not reflected in the marginal effective tax rate for the three months ended September 30, 2014, but is included in the marginal effective tax rate for the three months ended September 30, 2013.

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

The following table presents revenue and operating performance by segment for the three months ended September 30:

		% of		% of
In millions	2014	Revenue	2013	Revenue
Segment revenue
Americas	$405	60.7%	$409	61.4%
International	262	39.3%	257	38.6%

Total revenue	$667	100%	$666	100%

Segment gross margin
Americas	$231	57.0%	$233	57.0%
International	119	45.4%	125	48.6%

Total gross margin	$350	52.5%	$358	53.8%

Americas: Revenue decreased 1% in the third quarter of 2014 from the third quarter of 2013, driven by a 3% decrease in product revenue and partially offset by an increase in maintenance revenue. The revenue decrease was primarily driven from the largest customers in the Americas, where we have experienced product revenue declines. The revenue decrease was not materially impacted from foreign currency fluctuations. Gross margins were 57.0% for the third quarter of 2014 and 2013.

International: Revenue increased 2% in the third quarter of 2014 from the third quarter of 2013, with an underlying 5% decrease in product revenue and a 7% increase in services revenue. The revenue increase was not materially impacted from foreign currency fluctuations. Gross margins decreased to 45.4% for the third quarter of 2014, from 48.6% in the third quarter of 2013. The overall gross margin decrease is primarily driven by lower product margin due to unfavorable deal mix.

Results of Operations for the Nine Months Ended September 30, 2014

Compared to the Nine Months Ended September 30, 2013

		% of		% of
In millions	2014	Revenue	2013	Revenue
Product revenue	$867	44.0%	$858	44.6%
Service revenue	1,104	56.0%	1,065	55.4%

Total revenue	1,971	100%	1,923	100%

Gross margin
Product gross margin	551	63.6%	546	63.6%
Service gross margin	503	45.6%	496	46.6%

Total gross margin	1,054	53.5%	1,042	54.2%

Operating expenses
Selling, general and administrative expenses	557	28.3%	547	28.4%
Research and development expenses	152	7.7%	140	7.3%

Total operating expenses	709	36.0%	687	35.7%

Operating income	$345	17.5%	$355	18.5%

Revenue

Teradata revenue increased 2% during the nine months ended September 30, 2014 compared to the nine months ended September 30, 2013. The revenue increase includes 1% adverse impact from currency fluctuations. Product revenue increased 1% in the nine months ended September 30, 2014 from the prior-year period. Service revenue in the nine months ended September 30, 2014 increased 4% from the prior-year period, with an underlying 8% increase in maintenance services revenue while consulting services revenue remained relatively flat, as compared to the prior-year period.

Gross Margin

Gross margin for the nine months ended September 30, 2014 was 53.5% compared to 54.2% in the nine months ended September 30, 2013. Product gross margin was flat at 63.6% in the nine months ended September 30 2014, compared to 63.6% in the prior-year period. Product gross margin declined by $14 million as a result of increased amortization of previously capitalized software development cost, offset by improved deal mix. Service gross margin decreased to 45.6% in the nine months ended September 30, 2014 compared to 46.6% in the prior-year period. The decrease is driven by a consulting services rate decline, partially offset by improved revenue mix from higher margin maintenance revenue. The consulting services margin decline was driven by lower revenue growth resulting in lower productivity.

Operating Expenses

Total operating expenses, including SG&A and R&D expenses, was $709 million in the nine months ended September 30, 2014 compared to $687 million in the nine months ended September 30, 2013. SG&A increased by $10 million, and was primarily driven by higher selling expense, resulting from adding sales resources and related headcount. R&D expenses increased $12 million due to increased R&D spending and expenses related to a voluntary early-retirement program during the first quarter of 2014, our recent technology acquisitions and our internal roadmap.

Other Expense, net

The Company recognized $8 million of other expense, net in the nine months ended September 30, 2014, compared to $1 million in the nine months ended September 30, 2013. The other expense in the nine months ended September 30, 2014 arose primarily from a $9 million impairment in the carrying value of an equity investment.

Provision for Income Taxes

The effective tax rate for the nine months ended September 30, 2014 and September 30, 2013 was 26.1% and 25.1%, respectively. The effective tax rate for the nine months ended September 30, 2014 includes a discrete tax benefit resulting from an Internal Revenue Service audit settlement of the 2011 tax year, which occurred in the third quarter of 2014; however, this benefit was offset by the impact of the expiration of the US R&D Tax Credit on December 31, 2013. As a result, there is no tax benefit associated with the US R&D Tax Credit reflected in the marginal effective tax rate for the nine months ended September 30, 2014. The effective tax rate for the nine months ended September 30, 2013 included the marginal effective tax rate benefit of the US R&D Tax Credit for 2013, in addition to a one-time discrete $4 million tax benefit associated with the US R&D Tax Credit for 2012, which was retroactively reinstated with the enactment of the American Taxpayer Relief Act of 2012 in January of 2013.

Revenue and Gross Margin by Operating Segment

The following table presents revenue and operating performance by segment for the nine months ended September 30:

		% of		% of
In millions	2014	Revenue	2013	Revenue
Segment revenue
Americas	$1,163	59.0%	$1,169	60.8%
International	808	41.0%	754	39.2%

Total revenue	$1,971	100%	$1,923	100%

Segment gross margin
Americas	$671	57.7%	$668	57.1%
International	383	47.4%	374	49.6%

Total gross margin	$1,054	53.5%	$1,042	54.2%

Americas: Revenue decreased 1% in the nine months ended September 30, 2014 from the prior-year period September 30, 2013, driven by a 4% decrease in product revenue. The revenue decrease is primarily driven from the largest customers in the Americas, where we have experienced product revenue declines. Additionally, the revenue decrease includes 1% adverse impact from foreign currency fluctuations. Gross margins were 57.7% for the nine months ended September 30, 2014, up from 57.1% in the nine months ended September 30, 2013, driven primarily by higher maintenance margins and improved capacity on demand (“COD”) conversion.

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

International: Revenue increased 7% in the nine months ended September 30, 2014 from the prior-year period, with an underlying 11% increase in product revenue and a 5% increase in services revenue. The revenue increase was not materially impacted from foreign currency fluctuations. Gross margins decreased to 47.4% for the nine months ended September 30, 2014, from 49.6% in the prior-year period, largely driven by lower product margin related to unfavorable deal mix.

Financial Condition, Liquidity and Capital Resources

Cash provided by operating activities increased by $136 million in the nine months ended September 30, 2014 compared to the nine months ended September 30, 2013. The increase in cash provided by operating activities was primarily due to a positive change in working capital, largely driven by decreased receivables and inventories, along with a smaller decrease in current payables and accrued expenses as compared to the prior-year period.

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

The table below shows net cash provided by operating activities and capital expenditures for the following periods:

	Nine Months Ended
	September 30,
In millions	2014	2013
Net cash provided by operating activities	$583	$447
Less:
Expenditures for property and equipment	(37)	(44)
Additions to capitalized software	(57)	(56)

Free cash flow	$489	$347

Financing activities and certain other investing activities are not included in our calculation of free cash flow. These other investing activities primarily consisted of immaterial business acquisition and investment activities that were closed during the period.

Teradata’s financing activities for the nine months ended September 30, 2014 and 2013 primarily consisted of cash outflows for share repurchases. The Company purchased 6.9 million shares of its common stock at an average price per share of $42.30 in the nine months ended September 30, 2014 and 3.3 million shares at an average price per share of $56.02 in the nine months ended September 30, 2013. Share repurchases were made under two share repurchase programs authorized by our Board of Directors. The first program (the “dilution offset program”), which as of September 30, 2014 had $3 million of authorization remaining, allows the Company to repurchase Teradata common stock to the extent of cash received from the exercise of stock options and the Teradata Employee Stock Purchase Plan (“ESPP”) to offset dilution from shares issued pursuant to these plans. On May 5, 2014, the Company’s Board of Directors authorized an additional $300 million to be utilized to repurchase Teradata Corporation common stock under the Company’s second share repurchase program (the “general share repurchase program”). As of September 30, 2014, the Company had $353 million of authorization remaining to repurchase outstanding shares of Teradata common stock. Share repurchases made by the Company are reported on a trade date basis. Our share repurchase activity depends on factors such as our working capital needs, our cash requirements for capital investments, our stock price, and economic and market conditions.

Proceeds from the ESPP and the exercise of stock options were $20 million and $23 million in the nine months ended September 30, 2014 and 2013, respectively. These proceeds are included in Other financing activities, net in the Condensed Consolidated Statements of Cash Flows (Unaudited). Additionally, during the nine months ended September 30, 2014 the

Company repaid $19 million against the principal balance of its outstanding term loan, which is discussed further below.

Our total in cash and cash equivalents held outside the United States in various foreign subsidiaries was $743 million as of September 30, 2014 and $615 million as of December 31, 2013. The remaining balance held in the United States was $105 million as of September 30, 2014 and $80 million as of December 31, 2013. Under current tax laws and regulations, if cash and cash equivalents and short-term investments held outside the United States are distributed to the United States in the form of dividends or otherwise, we would be subject to additional U.S. income taxes (subject to an adjustment for foreign tax credits) and possible foreign withholding taxes. As of September 30, 2014, we have not provided for the U.S. federal tax liability on approximately $1.1 billion of foreign earnings that are considered permanently reinvested outside of the United States.

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

Long-term debt. Our five-year revolving credit agreement (the “Credit Facility”), has a borrowing capacity of up to $300 million. The Credit Facility ends on June 15, 2017, at which point any remaining outstanding borrowings would be due for repayment unless extended by agreement of the parties for up to two additional one-year periods. The interest rate charged on borrowings pursuant to the Credit Facility can vary depending on the interest rate option the Company chooses to utilize and the Company’s leverage ratio at the time of the borrowing. In the near term, Teradata would anticipate choosing a floating rate based on the London Interbank Offered Rate (“LIBOR”). The Credit Facility is unsecured and contains certain representations and warranties, conditions, affirmative, negative and financial covenants, and events of default customary for such facilities. As of September 30, 2014, the Company had no outstanding borrowings on the Credit Facility, and was in compliance with all covenants.

Teradata’s senior unsecured $300 million five-year term loan is payable in quarterly installments, which commenced on June 30, 2012, with all remaining principal due in April 2016. The outstanding principal amount of the term loan agreement bears interest at a floating rate based upon a negotiated base rate or a Eurodollar rate plus in each case a margin based on the leverage ratio of the Company. As of September 30, 2014, the term loan principal outstanding was $255 million, and carried an interest rate of 1.1875%. The Company was in compliance with all covenants as of September 30, 2014.

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

In many cases, the accounting treatment of a particular transaction is specifically dictated by GAAP and does not require significant management judgment in its application. There are also areas in which management’s judgment in selecting among available alternatives would not produce a materially different result. The significant accounting policies and estimates that we believe are the most critical to aid in fully understanding and evaluating our reported financial results are discussed in the 2013 Annual Report. Teradata’s senior management has reviewed these critical accounting policies and related disclosures and determined that there were no significant changes in our critical accounting policies in the nine months ended September 30, 2014. Also, there were no significant changes in our estimates associated with those policies.

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

Based on their evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective to provide reasonable assurance as of September 30, 2014.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the last fiscal quarter ended September 30, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Purchase of Company Common Stock

During the third quarter of 2014, the Company executed purchases of 2.4 million shares of its common stock at an average price per share of $43.05 under the two share repurchase programs that were authorized by our Board of Directors. The first program (the “dilution offset program”), allows the Company to repurchase Teradata common stock to the extent of cash received from the exercise of stock options and the Teradata Employee Stock Purchase Plan (“ESPP”) to offset dilution from shares issued pursuant to these plans. On May 5, 2014, the Company’s Board of Directors authorized an additional $300 million to be utilized to repurchase Teradata Corporation common stock under the Company’s second share repurchase program (the “general share repurchase program”). As of September 30, 2014, the Company had $353 million of authorization remaining to repurchase outstanding shares of Teradata common stock. Share repurchases made by the Company are reported on a trade date basis.

Section 16 officers occasionally sell vested shares of restricted stock to the Company at the current market price to cover their withholding taxes. For the nine months ended September 30, 2014, the total of these purchases was 9,329 shares at an average price of $43.30 per share.

The following table provides information relating to the Company’s share repurchase programs for the nine months ended September 30, 2014:

			Total	Total	Maximum	Maximum
			Number	Number	Dollar	Dollar
			of Shares	of Shares	Value	Value
			Purchased	Purchased	that May	that May
			as Part of	as Part of	Yet Be	Yet Be
		Average	Publicly	Publicly	Purchased	Purchased
	Total	Price	Announced	Announced	Under the	Under the
	Number	Paid	Dilution	General Share	Dilution	General Share
	of Shares	per	Offset	Repurchase	Offset	Repurchase
Month	Purchased	Share	Program	Program	Program	Program
First Quarter Total	2,031,598	$42.42	210,198	1,821,400	$3,464,091	$246,246,213

Second Quarter Total	2,507,696	$41.50	231,719	2,275,977	$46,137	$451,554,123

July 2014	655,177	$41.00	—	655,177	$1,563,562	$424,694,072
August 2014	541,031	$43.96	—	541,031	$3,680,112	$400,908,456
September 2014	1,179,748	$43.77	78,000	1,101,748	$3,288,042	$352,723,027

Third Quarter Total	2,375,956	$43.05	78,000	2,297,956	$3,288,042	$352,723,027

Item 3. Defaults Upon Senior Securities.

None

Item 4. Mine Safety Disclosures.

None

Item 5. Other Information.

None

Item 6. Exhibits.

Reference Number per Item 601 of Regulation S-K	Description

2.1	Form of Separation and Distribution Agreement between Teradata Corporation and NCR Corporation (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K dated September 11, 2007 (SEC file number 001-33458)).

3.1	Amended and Restated Certificate of Incorporation of Teradata Corporation as amended and restated on September 24, 2007 (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K dated September 25, 2007 (SEC file number 001-33458)).

3.2	Amended and Restated By-Laws of Teradata Corporation, as amended and restated on April 29, 2014 (incorporated by reference to Exhibit 3.2 to the Current Report on Form 8-K dated May 5, 2014).

4.1	Common Stock Certificate of Teradata Corporation (incorporated by reference to Exhibit 4.1 to the Quarterly Report on Form 10-Q dated November 13, 2007 (SEC file number 001-33458)).

31.1	Certification pursuant to Rule 13a-14(a), dated November 7, 2014.

31.2	Certification pursuant to Rule 13a-14(a), dated November 7, 2014.

32	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated November 7, 2014.

101	Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Condensed Consolidated Statements of Income for the three and nine month periods ended September 30, 2014 and 2013, (ii) the Condensed Consolidated Statements of Comprehensive Income for the three and nine month periods ended September 30, 2014 and 2013, (iii) the Condensed Consolidated Balance Sheets at September 30, 2014 and December 31, 2013, (iv) the Condensed Consolidated Statements of Cash Flows for the nine month periods ended September 30, 2014 and 2013 and (v) the notes to the Condensed Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TERADATA CORPORATION

Date: November 7, 2014	By:	/s/ Stephen M. Scheppmann
Stephen M. Scheppmann Executive Vice President and Chief Financial Officer