Form 10-K
period 2014-12-31
TERADATA CORP /DE/
filed 2015-02-27
CIK 816761

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2014
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
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☒    No  ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15 (d) of the Act.    Yes  ☐    No  ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulations S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☒
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes   ☐    No  ☒
The aggregate market value of voting stock held by non-affiliates of the registrant as of June 30, 2014, was approximately $6.2 billion.
At January 30, 2015, there were approximately 146.0 million shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Part III:
Portions of the registrant’s Notice of Annual Meeting of Stockholders and Proxy Statement, to be filed with the Securities and Exchange Commission pursuant to Regulation 14A within 120 days after registrant’s fiscal year end of December 31, 2014 are incorporated herein by reference.

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

Item 1. BUSINESS
Overview. Teradata Corporation (“we,” “us,” “Teradata,” or the “Company”) is a global leader in analytic data platforms, marketing and analytic applications, and related services. Our analytic data platforms are comprised of software, hardware, and related business consulting and support services - for data warehousing, and big data analytics. Through our Teradata Unified Data Architecture™ (a comprehensive enterprise framework for organizations to integrate and analyze all types of data across multiple Teradata and third-party provided technologies), we help customers access and manage data and extract business value and insight from their data. Our applications are designed to leverage data to: improve organizations’ effectiveness in marketing to their customers, determine customer and product profitability, forecast consumer demand, and discover new insights. Our consulting services allow customers to maximize use and leverage the value of their analytic data and marketing investments. Our services include a broad range of offerings including consulting to help organizations design and optimize their analytic and big data environments, create and execute marketing strategies and programs, cloud ("software as a service", "platform as a service"), hosting, platform management, and related installation services (collectively, “consulting services”) and support services. We serve customers across a broad set of industries from around the world, including communications, financial services, government, gaming, healthcare, insurance, manufacturing, media and entertainment, retail, travel and transportation, and utilities - with offerings ranging from small departmental implementations to many of the world’s largest analytic data platforms and marketing applications. We provide our offerings on-premises or in the cloud (as a service).
Teradata operates from numerous locations within the United States with Dayton, Ohio; Johns Creek (Atlanta), Georgia; and Rancho Bernardo (San Diego), California being the primary locations. In addition, we have sales, services, research and development and administrative offices located in 44 countries.
For the full year ended December 31, 2014, we had net income of $367 million and total revenues of $2.732 billion, of which approximately 59% was derived in the Americas region (North America and Latin America) and 41% in the International region (Europe, Middle East, Africa, Asia Pacific and Japan). For financial information about these geographic areas, see “Note 11—Segment, Other Supplemental Information and Concentrations” in the Notes to Consolidated Financial Statements elsewhere in this Annual Report.
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
Since that time, we have increased our investments and focus to extend the scope of our business to include a full range of analytic data platforms and marketing applications. Teradata completed its acquisitions of Aprimo, Inc. (“Aprimo”), a global provider of cloud-based integrated marketing software, and Aster Data Systems, Inc. (“Aster Data”), a technology leader in big data analytics, in 2011. Additionally, Teradata has completed a number of smaller acquisitions to complement and extend our data warehousing, big data analytics, marketing applications and consulting businesses.
Industry Overview
Our revenues are primarily generated in three multi-billion dollar markets: data warehousing, big data analytics and marketing applications. These markets include data warehouse database software, big data analytics software, marketing application software, supporting hardware (servers, storage and interconnects), consulting services, cloud services and maintenance services. We expect that the need for analytic data solutions and marketing applications will continue to grow as organizations increasingly rely on data and analytics to compete and achieve a differentiated advantage. This need is further driven by the convergence of the following key market dynamics we have observed:

•
high levels of data growth are being driven by new types of data, in particular multi-structured data (or what the market refers to as big data), examples of which include web logs, sensor and social network data, internet text and search indexing, call detail records, machine data, genomics, biological research, medical records, seismic/exploration data, photography and video archives, connected devices, and large scale e-commerce data;

•
increasing obstacles in building and managing effective analytic environments, because architectures are more complex and evolving, caused by the growth and volume of new types of data, proliferation of analytic tools and techniques, multiple data management systems varying service level requirements and varying value for data analytics use cases;

•	intense global competition is driving companies to increasingly adopt analytic data technologies to address the vast complexity inherent in their markets and businesses;

•	globalization, mobility, consolidation, security concerns and increased government regulations are creating the need for enhanced visibility across the entire enterprise at all times;

•	increasing demand for marketers to deliver more individualized and real-time communications to their customers across multiple channels, including the increasing use of mobile devices;

•
improved analytic data platform affordability due to price/performance gains on server, disk, and memory hardware as well as open source software is enabling new types of usage, and the maintenance and analysis of more historical and near real-time data; and

•	increasing customer demand for purchasing analytic and marketing capabilities “as a service”.
Our Solutions
Teradata’s Unified Data Architecture is a comprehensive framework that enables organizations to address all types of data and analytics. This architecture combines the complementary value of technologies from Teradata, Teradata Aster, open source Apache™ Hadoop®, and a range of non-Teradata technologies into a cohesive and orchestrated analytical ecosystem that accelerates our customers’ ability to use and derive value from all of its data.
Data Warehousing. Data warehousing is the process of capturing, integrating, storing, managing, and analyzing data to answer business questions and exploit data for insight and value. Customers use our data warehousing software and hardware technologies and related services to acquire and integrate data from multiple sources, manage and analyze this data to gain business insights from data-driven decisions. Teradata extends data warehousing by integrating detailed historical information with near real-time data, to deploy timely, accurate strategic intelligence to business users as well as operational intelligence to front line users, customers and partners. We also offer a suite of analytic applications that deliver value by analyzing data and allowing it to be used across an enterprise. The areas covered by these applications include master data management, demand forecasting, finance and performance management, profitability analytics, and data mining.
Big Data Analytics. Big data analytics describe analytic platform environments with significant data volume, variety, velocity and complexity. We help companies deal with emerging big data that typically has unknown relationships where fast analytic iteration and new analytics tools are required to discover new insights and operationalize into production for the business.
Marketing Applications. Through our marketing applications business, we offer fully integrated marketing management solutions to help organizations drive business impact and win customer loyalty. Our integrated marketing applications are offered in the cloud as software as a service or on-premises and are designed to help our customers implement their data-driven marketing strategies, including solutions for marketing operations, campaign management, digital marketing, marketing analytics, and customer data management.
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

Our software and hardware products include:

•
Teradata Database Software-Our Teradata® Database software combined with our massively parallel processing hardware architecture provides the foundation for our unique ability to support and manage a wide range of mixed workloads and analytic data functions. Our Teradata Database software is designed to deliver near real-time intelligence for our customers with capabilities and features such as: support of short running operational queries and long running strategic queries (mixed workloads), the ability to handle thousands of concurrent queries from thousands of concurrent users, simple to very complex queries, robust workload management, high system availability, system health monitoring, automatic support escalation and easy integration into the enterprise. Our database software includes Teradata Intelligent Memory, which keeps the most frequently used data in memory for cost-effective, rapid query processing. We also offer license subscriptions that provide our customers with when-and-if-available upgrades and enhancements to our database software. This software is available via an on-premises or a cloud delivery model. We also offer industry-specific logical data models which are designed as pre-defined, easy-to-follow blueprints that reflect data relationships that are tailored to the specific needs of a particular industry.

•
Teradata Workload-Specific Platforms-Products in this category are purpose-built to provide an analytic data platform that is used for all types of data-capturing, staging, storing, archiving, and refining - and all types of uses - from fully-integrated warehouses, departmental data marts, discovery, archiving and disaster recovery. Key software products include the Teradata Database, Teradata Aster database and Hadoop (leveraging the Hortonworks Data Platform distribution of Apache Hadoop). For the hardware component of our solutions, Teradata integrates and optimizes industry standard hardware components to create highly-available, massively-scalable solution stacks. We utilize industry-standard Intel® multi-core processors, along with industry-standard storage offerings, that are designed to provide seamless, transparent scalability. Each platform comes ready to run for a distinct need, from basic reporting and analysis to integrated big data analytics, to data warehousing. Teradata’s workload-specific platforms are designed to allow customers to meet their specific workload needs at various and most appropriate price points. These platforms (appliances) are available both on-premises or via a cloud delivery model.

•
Teradata Aster Discovery Platform-Our big data analytics discovery platform is pre-configured with our powerful Teradata Aster Database, which features our patented SQL-MapReduce® framework and fully-supported Teradata hardware. It includes the Teradata Aster SQL-GR™ analytic engine for graph analysis across big data sets. Also included is the extensible Teradata Aster SNAP Framework™, which integrates multiple analytic engines and data stores that work together to deliver ease-of-use, analytic power, and performance. Our discovery platform is designed for rapid exploration and discovery from a wide variety of data types and analytic functions to generate differentiated business value.

•
Teradata Portfolio for Hadoop-A suite of products, tools and services for our customers to deploy Hadoop into their environment, supported by Teradata. The portfolio includes an enterprise Hadoop distribution, fully-integrated appliances, tools for system management, tools for data wrangling, lineage and archiving, and consulting and support services.

•
Teradata QueryGrid-Intelligent orchestration layer software that provides seamless and transparent access to analytics across diverse processing engines in an analytic ecosystem. It provides access to data and analytics to any user in the company, using existing tools, without requiring specialized skills and tools. Orchestrating and balancing processes across the ecosystem minimizes data movement and data duplication, helping companies get maximum value from their IT assets.

•
Teradata Marketing Applications-Our fully-integrated marketing applications help organizations manage marketing workflows, budget allocation, leads, analytics, and digital assets. Designed to automate the planning and creation of timely, relevant and individualized campaigns for end-users, the following applications are offered on-premises and as software as a service in the cloud:

•	Teradata Marketing Operations for efficient marketing resource management;

•	Teradata Campaign Management for planning and performance analysis across multiple marketing channels; and

•	Teradata Digital Marketing for executing relevant, personalized communications and delivering a consistent customer experience across channels including email, mobile and social media.

Our service offerings include:

•
Teradata Business Consulting Services-We offer services to identify and prioritize customer’s analytic needs to support their corporate strategy. Our business consultants are trusted advisors of our customers, have extensive industry expertise and hands-on experience to help our customers quickly recognize business value. Our consultants provide analytic data platform business impact modeling, analytic architecture roadmaps, analytic maturity assessments, solution planning and services to optimize all of a customer’s data. These business consultants work closely with our technology and implementation services to help plan and implement a complete project for the customer.

•
Teradata Technology and Implementation Services-We offer services to deliver a solution that meets business requirements via a disciplined analysis of conceptual, logical and physical design choices. Our consultants provide analytic data platform design, architecture, migration, upgrade, implementation, optimization, and expansion services for enterprise analytics including data integration, business intelligence and Hadoop. Our consultants provide big data analytics and Hadoop consulting, enterprise architecture consulting, data management services, business intelligence consulting and analytic application services. Our Global Consulting Centers around the world are staffed with professionals trained in our proven solutions methodologies, and supplement local consulting teams by utilizing the accumulated wealth of our global knowledge base. We provide both onshore and offshore consulting resources to address customer requirements.

•
Teradata Cloud Services-We offer our products as cloud services to our customers, including our marketing applications, Teradata Database, Teradata Aster Database, and Hadoop. Our cloud services provide customers the flexibility to access Teradata solutions on demand in a secure environment with pay-as-you go pricing options.

•
Teradata Managed Services-We offer our customers the option of using skilled Teradata personnel for data integration, data warehouse, discovery, Hadoop and business intelligence environments from a single source. These services range from monitoring and managing day-to-day analytics operations to helping improve processes for greater productivity and efficiency.

•
Teradata Marketing Services-We have consultants with extensive marketing applications knowledge to design and implement our marketing applications. We also offer services to help customers develop their marketing strategy and to professionally manage customer’s communications and execute marketing campaigns with their customers.

•
Teradata Customer Support Services-Our customer services organization provides an experienced, single point of contact and delivery for the deployment, support and ongoing management of Teradata analytic data platforms and applications around the world. Our customer support service offers both proactive and reactive services, including installation, maintenance, monitoring, back-up, and recovery services to allow customers to maximize availability and better leverage the value of their investments in Teradata solutions. They assist customers 24x7x365 for both on-site and remote support.

•
Training Services-To enhance the value of their investment, we provide our customers with training to help them get the most value from their Teradata analytic data platforms and marketing and analytical applications. These are offered via a variety of delivery formats from web-based to hands-on classroom course to suit customers’ needs.

Our Strategy. Teradata helps companies achieve competitive advantage and win in their markets by empowering them to become “data-driven businesses” capable of exploiting data for insight and value. With Teradata’s industry-leading analytic data platforms, marketing applications and proven consulting experience and expertise, companies can become more competitive by leveraging data insights to reduce costs, improve business processes, enhance customer relationships, improve their marketing and drive innovation.
Our strategy encompasses three large and growing markets: data warehousing, big data analytics and marketing applications. We continue to focus on the following key initiatives to broaden our position in the market and take advantage of these market opportunities.

•	Be the trusted advisor for enabling data-driven business and continue investing in business and technical consulting via organic growth and targeted strategic acquisitions;

•
Invest to expand our leading Unified Data Architecture, data warehouse software and platform family, big data discovery platforms, Hadoop-based data management platforms, and marketing applications to address multiple market segments through internal development and targeted strategic acquisitions;

•
Deliver our solutions via the cloud (as a service) or on-premises with offerings that support applications as a service, data warehousing as a service, discovery analytics as a service and data management as a service;

•	Continue investing in partnerships to increase the number of solutions available on Teradata platforms, maximize customer value, and increase our market coverage; and

•	Continue to seek opportunities to expand our sales resources and reach, both in our analytics and marketing applications businesses.
Customers. We focus the majority of our sales efforts on leading companies across a broad set of industries, including banking/financial services, communications (including telecommunications, e-business, and media and entertainment), government, insurance and healthcare, manufacturing, retail, travel and transportation logistics, and energy and utilities. These industries provide a good fit for our analytic data platforms and marketing applications, as they tend to have large and growing data volumes, and expanding sources of data, complex data management requirements, or large and varied groups of users. We also have many marketing applications customers of various sizes in many industries. Many of these customers leverage our software as a service offerings.
The extent to which any given customer contributes to our revenues generally varies significantly from year to year and quarter to quarter. Therefore, a customer with a large order in one quarter is likely to generate additional revenue for Teradata in subsequent periods as their analytic ecosystem evolves to meet their business requirements. For the year ended December 31, 2014, our top ten customers collectively accounted for approximately 13% of our total revenues. Moreover, Teradata’s total revenue and revenue for each reportable segment can vary considerably from period to period given the different growth patterns of our existing customers’ data warehouse systems, discovery platforms and data management platforms and the variable timing of new customer orders. Due to the size and complexity of these transactions (purchases), the sales cycle for a new analytic data platform is often fairly long (typically more than a year). Our results in any particular quarter have generally been dependent on our ability to generate a relatively small number of large orders for that quarter. We believe that our market and growth potential remain strong, as existing customers routinely increase the size and scope of their analytic ecosystem due to growth in the number of users, amounts of data, new types of data including big data, and types and complexity of workloads, queries and analytics.
Analytic data environments and architectures are evolving rapidly with new data sources, business requirements and new analytic techniques and tools. As a result customers are continually adding to their analytic ecosystem to support big data, create and enhance their data warehouse environment and to create a data platform to support the ever increasing data volumes and analytic requirements. The Teradata Unified Data Architecture provides a framework and capabilities to build and expand customers' analytic ecosystems, including both Teradata and non-Teradata products.
Partners, Marketing and Distribution Channels
Strategic Partnerships. We seek to leverage our sales and marketing reach by partnering with leading global and regional systems integrators, independent software vendors, Hadoop distributors, and consultants, which we believe complement our analytic data platforms and marketing applications.

•
Alliance Partners-Strategic partnerships are a key factor in our ability to leverage the value and expand the scope of our analytic data platforms and marketing applications in the marketplace. Our partner program is focused on working collaboratively with independent software vendors in several areas critical to our analytic data platforms, including tools, data and application integration solutions, data mining, analytics, business intelligence, specific horizontal and industry solutions, and those that help integrate digital marketing across multiple solutions and vendors. Our goal is to provide customer choices with partner offerings that are optimized and certified with our solutions, and fit within the customer’s environment. Our strategic alliance partners include many leaders in the business intelligence, data acquisition, advanced analytics, big data, Hadoop and marketing applications markets.

•
Systems Integrators-Teradata works with a range of consultants and systems integrators that engage in the design, implementation and integration of analytic data platforms and marketing and analytic applications for our joint clients. Our strategic partnerships with select global consulting and systems integration firms provide broad industry and technology expertise in the design of business solutions that leverage Teradata technology to enable enterprise analytics and operational intelligence. In general, these partners are trusted advisors who assist in vision and strategy development with our customers while objectively assessing and meeting their needs. Our strategic global consulting and systems integration partners include Accenture, Capgemini, Cognizant Technology Solutions, Deloitte, IBM Global Business Services, and Wipro Limited.
Sales and Marketing. We sell and market our analytic data platforms and marketing applications in our reportable segments (which include the Americas and International regions) primarily through a direct sales force. We believe our quota-carrying sales force increases our visibility and penetration in the marketplace and fosters long-term customer relationships and additional product sales. We have approximately 80% of our employees in customer-facing and/or revenue driving roles (including sales, consulting and customer service, and product engineering).
We support our sales force with marketing and training programs which are designed to grow awareness, highlighting our technology leadership and differentiation in the market, create demand for our products and services, educate the sales force to build skills and knowledge, as well as provide a robust set of tools for use by our direct sales force. In support of growing awareness of the need for analytic data solutions and integrated marketing applications, and Teradata solutions specifically, we employ a broad range of marketing strategies including programs to inform and educate customers and prospects, the media, industry analysts, academics and other third-party influencers. These strategies include targeted direct marketing, our global website, webinars, trade shows and conferences, public and media relations and social media.
We believe that promoting customer success and return on investment is an important element of our success. As a result we have developed an active program to support and leverage customer references and testimonials/success stories.
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
Sources of Materials. Our hardware components are assembled and configured by Flextronics International Ltd. (“Flextronics”). Our platform line is designed to leverage the components from industry leaders. Our data storage devices and memory components utilize industry-standard technologies, but are selected and configured to work optimally with our software and hardware platform. Flextronics also procures a wide variety of components used in the assembly process on our behalf. Although many of these components are available from multiple sources, Teradata utilizes preferred supplier relationships to better ensure more consistent quality, cost and delivery. Typically, these preferred suppliers maintain alternative processes and/or facilities to ensure business continuity of supply. Given our strategy to outsource product assembly activities to Flextronics and to source certain components from single suppliers, a disruption in production at Flextronics or at a supplier, or a global shortage of components, could impact the timing or profitability of customer shipments.
Competition. The analytic data platforms market is highly competitive, and we face a number of large traditional competitors, such as IBM and Oracle. We also expect to continue to see new and emerging competitors, as large and growing markets attract more market participants. We compete successfully in the marketplace with our Unified Data Architecture, and bringing together our leading software, hardware and related services. We believe our proven architecture for both structured and unstructured data, integrated solutions with high-performing and scalable technology, deep and broad consulting and support services capabilities, strong customer relationships, and our successful track record will collectively enable us to continue to compete successfully. For more information, see Item 1A, Risk Factors, elsewhere in this Annual Report.
Competitors take different technical and integration approaches to addressing data analytic needs, and therefore they often recommend a different architecture than we do. We believe that our customers recognize the advantages of our technologies and our approach as described above.
Our Data Warehouse platform technology is designed to scale with customer growth needs and support the coexistence of multiple generations of nodes in a single environment, thus protecting the customer’s prior investments. Because our Teradata workload-specific platform family also includes data warehousing and big data discovery appliances, we believe we have the right platform for any analytical architecture need and any data type, both structured and unstructured, which makes our analytic data platforms particularly attractive to customers and enable us to successfully compete in the marketplace.
Key factors used to evaluate competitors in these markets include: data analytics experience; customer references; technology leadership; product quality; performance, scalability, availability and manageability; support and consulting services capabilities; management of technologies in a complex analytic ecosystem; industry knowledge; and total cost of ownership. We believe we have a competitive advantage in providing complete, integrated, and optimized analytic data platforms that address customers’ business, technical and architecture requirements.
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
In the marketing applications space we also see competition from companies like IBM, Adobe, Oracle, Salesforce.com and SAS, along with a variety of niche providers whose offerings overlap to a greater or lesser degree with our own. The marketing application space is growing rapidly and, as with many large growing markets, continues to attract new competitors, either through acquisition or new development. We believe we compete successfully in this market, supported by the integration of our marketing applications with the Teradata data analytic solutions and other leading data solutions providers. Our ability to compete is further enhanced by the integration between our marketing operations, campaign management, and digital marketing solution components which make up our marketing application suite. Our competitive differentiators also include high-level performance at scale, robust and flexible functionality, and a complete product set for online and offline marketing. Our differentiation includes the ability to provide custom on-premises marketing applications as well as software as a service offerings.
Seasonality. Historically our sales are somewhat seasonal, in line with capital spending patterns of our customers, with lower revenue typically in the first quarter and higher revenue generally in the fourth quarter of each year. Such seasonality causes our working capital cash flow requirements to vary from quarter to quarter depending on the variability in the volume, timing and mix of product sales. Typically, cash provided by operating activities is higher in the first half of the year due to the higher receivable balances at December 31 and the increase in deferred revenue resulting from the timing of annual renewals of our postcontract customer support agreements. In addition, revenue in the third month of each quarter has historically been significantly higher than in the first and second months. These factors, among others as more fully described in Item 1A, Risk Factors, elsewhere in this Annual Report, make forecasting more difficult and may adversely affect our ability to accurately predict financial results.
Research and Development (“R&D”). We remain focused on designing and developing products, services and solutions for analytic data platforms and marketing applications that anticipate our customers’ evolving technological needs. As we seek improvements in our products and services, we also consider our customers’ current needs as we design our new technology so that new generations of the Teradata database software and operating platforms are compatible with prior generations of our technology. We believe our extensive R&D workforce is one of our core strengths. The global R&D team is located in multiple facilities around the world to take advantage of global engineering talent. We anticipate that we will continue to have significant R&D expenditures, which may include complementary strategic acquisitions, in order to help support the flow of innovative, high-quality products, services and applications, which is vital to our leading competitive position. For information regarding the accounting and costs included in R&D activities see “Note 1—Description of Business, Basis of Presentation and Significant Accounting Policies” in the Notes to Consolidated Financial Statements elsewhere in this Annual Report.
Intellectual Property and Technology. The Company owns 726 patents in the United States and 42 patents in foreign countries. The foreign patents are generally counterparts of the Company’s U.S. patents. Many of the patents that we own are licensed to others, and we are licensed to use certain patents owned by others. While our portfolio of patents and patent applications in aggregate is of significant value to our Company, we do not believe that any particular individual patent is by itself of material importance to our business as a whole.
In addition, the Company owns copyrights and trade secrets in its vast code base which makes up all of the Teradata software products including data analytic platforms and marketing applications. Teradata’s software products reflect the investment of hundreds of person-years of development work.
The source code versions of our products are protected as trade secrets and, in all major markets, as unpublished copyright works. We also protect our rights in all of our software products and related intellectual property; however, there can be no assurance that these measures will be successful. The Company owns the Teradata®, Aprimo®, and Aster® trademarks, which are registered in the United States and in many foreign countries, as well as other trade names, service marks, and trademarks.
Employees. As of December 31, 2014, we had approximately 11,500 employees globally. We believe that our future success will depend, in part, on our ability to continue to attract, hire and retain skilled and experienced personnel.
Properties and Facilities. Our corporate headquarters is located in Dayton, Ohio, and we operate our business throughout the United States with Dayton, Ohio; Johns Creek (Atlanta), Georgia; and Rancho Bernardo (San Diego), California as our primary locations. As of December 31, 2014, we operated 126 facilities in 44 countries throughout the world. We own our Rancho Bernardo research and development complex, while all of our other facilities are leased.
Executive Officers of the Registrant. The following table and biographies sets forth information as of February 27, 2015 regarding the individuals who are serving as our executive officers.

Name	Age	Position(s)
Michael Koehler	62	Chief Executive Officer
Saundra Davis	51	Chief Human Resource Officer
Robert Fair	52	Co-President
Laura Nyquist	61	General Counsel and Secretary
Stephen Scheppmann	59	Executive Vice President and Chief Financial Officer
Hermann Wimmer	51	Co-President
Michael Koehler. Mr. Koehler has been the Chief Executive Officer of Teradata since 2007. He also served as President of the Company from 2007 until February 27, 2015. Previously, Mr. Koehler served as Senior Vice President, Teradata Division of NCR from 2003 to 2007. From 2002 until 2003, he was the Interim Teradata Division Leader, Teradata Division. From 1999 to 2002, Mr. Koehler was Vice President, Global Field Operations, Teradata Division, and held management positions of increasingly greater responsibility at NCR prior to that time. He joined our board in August 2007 and also serves as a director of Hertz Global Holdings, Inc., a publicly-traded company, and its subsidiary, Hertz Corporation, a leading rental car and equipment provider.
Saundra Davis. Saundra Davis is Teradata’s Chief Human Resource Officer and has served in this role since joining Teradata in 2007. Ms. Davis served as Vice President, Human Resources, Teradata Division of NCR from 2004 to 2007. Prior to this position, Ms. Davis served as Vice President, Human Resources, Corporate Infrastructure, at NCR from 2003 to 2003. Ms. Davis joined NCR in 1985 and held a number of positions of increasing responsibility in human resources during her career there.
Robert Fair. As of February 27, 2015, Robert Fair was appointed Co-President of Teradata and head of the Teradata Marketing Applications Division with additional responsibility for Corporate Marketing, Corporate Operations, and IT Services at the Company. Prior to that time, since December 2012, Mr. Fair was Executive Vice President and Chief Marketing and Information Officer for Teradata. He served as Executive Vice President, Global Field Operations of Teradata from 2007 to 2012. From April 2003 to September 2007, Mr. Fair served as Vice President, Business Development and Global Marketing, Teradata Division of NCR. From 2000 to 2003, he was Vice President, Americas Communications Industry, Teradata Division. Mr. Fair began his career at NCR in 1984 and held a number of positions of increasing responsibility in the areas of sales, consulting services and marketing before joining Teradata.

Laura Nyquist. Laura Nyquist is the General Counsel and Secretary of Teradata. Ms. Nyquist served as Deputy General Counsel and Chief Counsel, Business Counsel Group, NCR, from 2006 to 2007. Prior to this position, Ms. Nyquist was Chief Counsel, Financial Solutions Division from 2004 to 2006, and was Vice President, Corporate Affairs, and Secretary to the Board of Directors of NCR from 1999 to 2004. Ms. Nyquist joined NCR in 1986 and held a number of positions of increasing responsibility at NCR prior to joining Teradata.
Stephen Scheppmann. Stephen Scheppmann has served as Executive Vice President and Chief Financial Officer of Teradata since September 2007. He served as Executive Vice President and Chief Financial Officer of Per-Se Technologies, Inc., a leading provider of administrative healthcare industry services, from 2006 until 2007, following the completion of that company’s acquisition. From 2000 to 2006, Mr. Scheppmann served as Executive Vice President and Chief Financial Officer for NOVA Information Systems, Inc., and, from 1988 to 2000, he was Senior Vice President and Chief Financial Officer of Larson-Juhl, Inc. From January 2006 until June 2012, Mr. Scheppmann served as a member of the Board of Directors of eResearch Technology, Inc. and as chairman of its Audit Committee from April 2006 until June 2012.
Hermann Wimmer. Hermann Wimmer was appointed Co-President of Teradata and head of the Teradata Data and Analytics Division as of February 27, 2015. From December 2012 until that time, he was the Executive Vice President, International of Teradata, with responsibility for the Company’s business in Europe, Middle East, Africa (“EMEA”) and Asia-Pacific/Japan. From 2007 to 2012, Mr. Wimmer was Vice President of the EMEA region for Teradata, and from 2004 to 2007, Mr. Wimmer was Vice President of the EMEA region, Teradata Division of NCR. Mr. Wimmer joined NCR in 1996 and held various management positions of increasing responsibility prior to joining Teradata.
There are no family relationships between any of the executive officers or directors of Teradata.
There are no contractual obligations regarding the election of our executive officers or directors.
Information. Teradata makes available through its website, free of charge, its Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, and Current Reports on Form 8-K, and all amendments to such reports, as soon as reasonably practicable after these reports are electronically filed or furnished to the U.S. Securities and Exchange Commission (“SEC”) pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 (the “Exchange Act”). These reports and other information are also available, free of charge, at www.sec.gov. Alternatively, the public may read and copy any materials we file with the SEC at the SEC’s Public Reference Room at 100 F Street, N.E., Washington, D.C. 20549. Information on the operation of the Public Reference Room may be obtained by calling the SEC at 1-800-SEC-0330. Teradata will furnish, without charge to a security holder upon written request, the Notice of Meeting and Proxy Statement for the 2015 Annual Meeting of Stockholders. Teradata will furnish the Code of Conduct and any other exhibit at cost (the Code of Conduct is also available through Teradata’s website at http://www.teradata.com/code-of-conduct/). Document requests are available by calling or writing to:
Teradata - Shareholder Relations
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
Economic Pressures and Uncertainty-Our business is affected by the global economies in which we operate and the economic climate of the industries we serve.
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
Competition-The IT industry is intensely competitive and evolving, and competitive pressures could adversely affect our pricing practices or demand for our products and services.
We operate in the intensely competitive IT industry, which is characterized by rapidly changing technology, evolving industry standards and models for consuming and delivering business and IT services, frequent new product introductions, and price and cost reductions. In general, as a participant in the analytic data solutions market, we face:

•	Changes in customer IT spending habits and other shifts in market demands, which drive competition;

•	A continuing trend toward consolidation of companies which could adversely affect our ability to compete, including if our key partners merge or partner with our competitors;

•	Continued pressure on price/performance for analytic data platform solutions due to constant technology improvements in processor capacity and speed;

•	Changes in pricing, marketing and product strategies, such as potential aggressive price discounting and the use of different pricing models by our competitors or other factors;

•	Rapid changes in computing technology and capabilities that challenge our ability to maintain differentiation at the lower range of business intelligence analytic functions;

•	New and emerging analytic data technologies, competitors, and business models;

•	Continued emergence of open source software that often attempt to rival current technology offerings at a much lower cost despite its limited functionality;

•	Rapid changes in product delivery models, such as on-premises solutions versus cloud solutions; and

•	Changing competitive requirements and deliverables in developing and emerging markets.

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
Analytic Data Solutions Market-If the overall analytic data solutions market declines or does not grow, we may sell fewer products and services, and our business may not be able to sustain and/or grow its current level of operations.
If the market trends toward more limited IT spending, or limited liquidity, this could result in fewer customer transactions, or smaller transactions, or customers delaying investments in, our products and services. In the past, we have seen periodic breaks in the buying patterns from some of our larger customers, which indicate a level of maturation of their current data warehouse implementation or a shifting of IT priorities when these customers are still leveraging the investments they have made in their core data warehousing infrastructures during past years. In addition, reduced prices and improvements in analytic data solutions may increase pressure on our product revenues and margins, as well as on the annuity streams we receive from our maintenance business. If the growth rates for the analytic data solutions market decline for any reason, there could be a decrease in demand for our products and services, which could have a material adverse effect on our financial results.
Renewal Rates and Support Services Pricing Pressures-If our existing customers fail to renew their support agreements, or if customers do not license updated software products on terms favorable to us, our revenues could be adversely affected.
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

However, it is common that when a customer replaces an older platform, they often also expand the size and scope of their Teradata system, resulting in an increase in maintenance revenue, though not at the same rate as product revenue.
Additionally, Teradata’s software application offerings have been expanded to include term licenses, hosting arrangements and software as a service. As a result, future revenue streams could be adversely affected if customers do not renew their term licenses, hosting arrangements or software as a service arrangement.
Operating Result Fluctuations-Our financial results are subject to fluctuations caused by many factors that could result in our failing to achieve anticipated financial results.
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

Acquisitions and Alliances-Our ability to successfully integrate acquisitions and effectively manage acquisitions may be an important element of future growth.
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
Changing Tax Rates-A change in our effective tax rate can have a significant adverse impact on our business.
A number of factors may adversely impact our future effective tax rates, such as the jurisdictions in which our profits are determined to be earned and taxed; the resolution of issues arising from tax audits with various tax authorities; changes in the valuation of our deferred tax assets and liabilities; adjustments to estimated taxes upon finalization of various tax returns; changes in available tax credits, especially surrounding tax credits in the United States for our research and development activities; and the repatriation of non-U.S. earnings for which we have not previously provided for U.S. taxes. Tax authorities may disagree with certain positions we have taken and assess additional taxes. We regularly assess the likely outcomes of these audits in order to determine the appropriateness of our tax provision, however, there can be no assurance that we will accurately predict the outcomes of these audits, and the actual outcomes of these audits could have a material impact on our net income or financial condition. Changes in tax laws or tax rulings could materially impact our effective tax rate. For example, proposals for fundamental international tax reform, both in the U.S. and internationally, could have a significant adverse impact on our future results of operations.
Sales Cycle Variations-Unanticipated delays or accelerations in our sales cycles make accurate estimation of our revenues difficult and could result in significant fluctuations in our quarterly operating results.
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
Seasonal Variability-Seasonal trends in sales of our products and services could adversely affect our quarterly operating results.
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
Revenue Mix Variability-Our revenue is variable depending on the mix of products and services in any given period, and changes in the mix of products and services that we sell could materially adversely affect our operating results.
Our business model is based on our anticipated mix of products and services and the corresponding profit margins for such products and services. Unfavorable shifts in such mix could adversely impact our results of operations and require changes to our business model. Consulting services margins are generally lower than the other elements of our analytic data solutions. In addition, when we use third parties to supplement some consulting services we provide to customers, this generally results in lower margin rates. As a result, increases in consulting services revenues as a percentage of our total revenues may decrease overall margins.
We also realize different margins on different versions of our integrated data warehousing and workload-specific platforms, as well as certain components we re-sell as part of our solutions, and the mix of such hardware and software varies from quarter to quarter depending on customer requirements. In addition, changes in the price and performance of our analytic data platforms, particularly for certain hardware components, could negatively impact maintenance and support services, and software subscription revenues.
Advancement of Our Solutions-The solutions we sell are advanced, and we need to rapidly and successfully develop and introduce new solutions in a competitive, demanding and rapidly changing environment.
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
Highly Advanced Products-Our products include highly advanced technology, and as we develop new products with greater capacity and performance capabilities, the increased difficulty and complexity associated with producing these products increases the likelihood of reliability, quality or operability problems.
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
Information Systems and Security-A breach of security, disruption or failure of our information systems or those of our third party providers could adversely impact our business and financial results.
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
We generally operate pursuant to a business-to-business model, such that our customers buy or lease hardware systems used in connection with our solutions and the customers deploy and operate those solutions. With respect to these kinds of customer on-premises solutions, the customer, directly or through its selected services providers, manages all aspects of the data controls and security with respect to any confidential, private or otherwise sensitive information stored or processed through these solutions, including any personally identifiable data or information - such as non-public data regarding our customers’ employees, customer’s customers, consumers, data subjects, individuals’ identities, individual financial accounts and health information regulated by the Health Insurance Portability and Accountability Act of 1996. However, some of our services, including our software as a service or cloud offerings, may require us to deploy or operate solutions for our customers, directly or through the use of third party services providers, either on-premises at customer-selected data center facilities or at third-party-hosted data center facilities selected by us. With respect to these kinds of cloud and non-traditional solution deployments and operations, we and such service providers have increased roles, responsibilities and risk exposures regarding some or all aspects of the data controls and security with respect to any confidential, private or otherwise sensitive information stored or processed through these solutions on our systems or those of selected third-party providers. If unauthorized access to or use of such information or systems occurs, despite data security measures and third party commitments to protect them, our results of operation, reputation, and relationships with our customers could be adversely impacted.
Additionally, experienced computer programmers, Nation State Sponsored Advanced Persistent Code (“NSSAPC”) attacks (from countries such as Iran, China and certain European Eastern Bloc countries) and hackers may be able to penetrate our network security or that of our third party providers and misappropriate or compromise our intellectual property or other confidential information or that of our customers, create system disruptions or cause shutdowns. Computer programmers and hackers also may be able to develop and deploy viruses, worms, and other malicious software programs that attack our products or otherwise exploit any security vulnerabilities of our products. We have reason to believe that at least one attempted NSSAPC cyber-attack occurred against our systems in 2012, although we do not believe that it was successful or that there was any adverse impact to the Company in connection with the incident. Despite the fact that our preventative and remediation tools and actions may have mitigated or preempted this attack, we have since taken additional steps designed to further improve the security of our networks and computer systems; however, there can be no assurance that our defensive measures will be adequate to prevent them in the future. Also, like many other companies, our workstations are regularly subject to penetration attempts and malicious threats by hackers and, despite our defensive measures, we may not always be able to detect, mitigate or preempt them all. Breaches of security and disruptions of our information systems have not historically had a material impact on our results of operations and we have no reason to believe that attempts by hackers such as those described above have negatively impacted our IT infrastructure, operations, confidential information or intellectual property. However, there is risk that these types of activities will recur and persist, that one or more of them may be successful in the future, that one or more of them may have been or will be successful but not detected, prevented, remediated or mitigated by us, and the costs to us to eliminate, detect, prevent, remediate, mitigate or alleviate cyber or other security problems, viruses, worms, malicious software programs and security vulnerabilities could be significant, and our efforts to address these problems may not be successful and could adversely impact our future results of operations.
Reliance on Third Parties-Our future results depend in part on our relationships with key suppliers, strategic partners and other third parties.
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
Reliance on the Intellectual Property of Third Parties-The loss of our rights to use software licensed to us by third parties could harm our business.
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
Intellectual Property-If we are unable to develop, preserve and protect our intellectual property assets, our operating results may be adversely affected.
As a technology company, our intellectual property portfolio is crucial to our continuing ability to be a leading analytic data and applications solutions provider. We strive to protect and enhance our proprietary intellectual property rights through patent, copyright, trademark and trade secret laws, as well as through technological safeguards. These efforts include protection of the products and application, diagnostic and other software we develop.
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
Research and Development-We make significant investments in research and development and cannot assure that these investments will be profitable.
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

Intellectual Property Infringement Claims by Third Parties-Claims by others that we infringe their intellectual property rights could harm our business and financial condition.
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
Open Source Software-The growing market acceptance of open source software and lower cost alternatives present benefits and challenges for our industry.
We have developed a version of the Teradata database software to operate on open source and alternative platforms and have incorporated other types of open source software into our products, allowing us to enhance certain solutions without incurring substantial additional research and development costs and expand our solution offerings. “Open source” software is made widely available by its authors and is licensed for a nominal fee or, in some cases, at no charge.
Open source licenses typically mandate that proprietary software, when combined in specific ways with open source software, becomes subject to the open source license. We take steps to ensure that our proprietary software is not combined with, or does not incorporate, open source software in ways that would require our proprietary software to be subject to an open source license. However, few courts have interpreted the open source licenses, and the manner in which these licenses may be interpreted and enforced is therefore subject to uncertainty.
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
International Operations-Generating substantial revenues from our multinational operations helps us to meet our strategic goals, but poses a number of risks.
In 2014, the percentage of our total revenues from outside of the United States was 47%. We believe that our geographic diversity may help to mitigate some risks associated with geographic concentrations of operations (e.g., adverse changes in foreign currency exchange rates and deteriorating economic environments or business disruptions due to economic or political uncertainties). However, our ability to sell our solutions internationally is subject to the following risks, among others:

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
Foreign Currency-Our revenue and operating income are subject to variability due to the effects of foreign currency fluctuations against the U.S. dollar.
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
Dependence on Key Employees-We depend on key employees and face competition in hiring and retaining qualified employees.
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
Internal Controls-Inadequate internal control over financial reporting and accounting practices could lead to errors, which could adversely impact our ability to assure timely and accurate financial reporting.
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
Legal Contingencies and Regulatory Matters-Like other technology companies, we face uncertainties with regard to lawsuits, regulations and other related matters.
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
In addition, we are subject to diverse and complex laws and regulations, including those relating to corporate governance, public disclosure and reporting-which are rapidly changing and subject to many possible changes in the future. From time to time, we may conduct internal investigations in connection with our efforts to ensure compliance with such laws and regulations, the costs or results of which could impact our financial results. In addition, we may be subject to unexpected costs in connection with new public disclosure or other regulatory requirements that are issued from time to time, such as those recently adopted by the SEC regarding the use of conflict minerals. Laws and regulations impacting our customers, such as those relating to privacy, data protection and digital marketing, could also impact our future business. Because we do business in the government sector, we are generally subject to audits and investigations which could result in various civil or criminal fines, penalties or administrative sanctions, including debarment from future government business, which could negatively impact the Company’s results of operations or financial condition.
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
Management time and resources are spent to understand and comply with changing laws, regulations and standards relating to such matters as corporate governance, accounting principles, public disclosure (including the Sarbanes-Oxley Act of 2002), SEC regulations, Basel III and the rules of the NYSE where our shares are listed. Although we do not believe that recent regulatory and legal initiatives will result in significant changes to our internal practices or our operations, rapid changes in accounting standards, and federal securities laws and regulations, among others, may substantially increase costs to our organization, challenge our ability to timely comply with all of them and could have an impact on our future operating results.

Item 1B.	UNRESOLVED STAFF COMMENTS
None.

Item 2.	PROPERTIES
As of December 31, 2014, Teradata operated 126 facilities in 44 countries consisting of approximately 1.6 million square feet throughout the world. Approximately 30% of this square footage is owned and the rest is leased. Within the total facility portfolio, Teradata operates 15 research and development facilities totaling approximately 500 thousand square feet, approximately 60% is owned. The remaining approximately 1.1 million square feet of space includes office, repair, warehouse and other miscellaneous sites, and is 100% leased. Teradata believes its facilities are suitable and adequate to meet its current needs. Teradata’s corporate headquarters is located in Dayton, Ohio.

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
Teradata common stock trades on the New York Stock Exchange under the symbol “TDC.” There were approximately 68,500 registered holders of Teradata common stock as of February 5, 2015. The following table presents the high and low closing per share prices of Teradata common stock traded on the New York Stock Exchange during the calendar quarter indicated.

	Common Stock Closing Market Price
	High	Low
2014
Fourth quarter	$45.22	$39.87
Third quarter	$45.84	$39.99
Second quarter	$49.18	$39.54
First quarter	$49.19	$40.00
2013
Fourth quarter	$55.37	$39.52
Third quarter	$64.77	$50.02
Second quarter	$58.24	$48.34
First quarter	$69.34	$56.28
Teradata has not paid cash dividends and does not anticipate the payment of cash dividends to holders of Teradata common stock in the immediate future. The declaration of dividends in the future would be subject to the discretion of Teradata’s Board of Directors.
The information under the heading “Equity Compensation Plan Information” in Part III Item 12 of this Annual Report on Form 10-K is also incorporated by reference in this section.

The following graph compares the relative performance of Teradata stock, the Standard & Poor’s ("S&P") 500 Stock Index and the S&P Information Technology Index. This graph covers the five-year period from December 31, 2009 to December 31, 2014. The following graph and related information shall not be deemed to be “filed” for purposes of Section 18 of the Exchange Act, nor will such information be incorporated by reference into any filing under the Exchange Act or the Securities Act of 1933.

	As of December 31,
Company/Index	2009	2010	2011	2012	2013	2014
Teradata Corporation	$100	$131	$154	$197	$145	$139
S&P 500 Index	$100	$115	$117	$136	$180	$205
S&P Information Technology Index	$100	$110	$113	$130	$166	$200
In each case, assumes a $100 investment on December 31, 2009, and reinvestment of all dividends, if any.
Purchases of Equity Securities by the Issuer and Affiliated Purchases
For the year ended December 31, 2014, the Company executed purchases for approximately 13 million shares of its common stock at an average price per share of $43.09 under the two share repurchase programs authorized by our Board of Directors in 2008. The first program (the “dilution offset program”) authorizes the Company to repurchase Teradata common stock to the extent of cash received from the exercise of stock options and the Teradata Employee Stock Purchase Plan (“ESPP”) to offset dilution from shares issued pursuant to these plans. On February 6, 2012, the board approved a new $300 million share repurchase authorization to replace a prior $300 million authorization under the Company’s second share repurchase program (the “general share repurchase program”), that was to expire on February 10, 2012. Since February 2012 Teradata’s board of directors has approved, in $300 million increments, additional share repurchase authorizations for a total of $1.2 billion under the Company’s general share repurchase program on December 10, 2012, October 14, 2013, May 5, 2014 and December 18, 2014. As of December 31, 2014, the Company had $394 million of authorization remaining under the general share repurchase program to repurchase outstanding shares of Teradata common stock. Share repurchases made by the Company are reported on a trade date basis.

In addition to the share repurchase programs, Section 16 officers occasionally transfer vested shares of restricted stock to the Company at the current market price to cover their withholding taxes. For the year ended December 31, 2014, the total of these purchases was 27,405 shares at an average price of $44.43 per share.
The following table provides information relating to the Company’s repurchase of common stock for the year ended December 31, 2014:

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Dilution Offset Program	Total Number of Shares Purchased as Part of Publicly Announced General Share Repurchase Program	Maximum Dollar Value that May Yet Be Purchased Under the Dilution Offset Program	Maximum Dollar Value that May Yet Be Purchased Under the General Share Repurchase Program
Period
First quarter total	2,031,598	$42.42	210,198	1,821,400	$3,464,091	$246,246,213
Second quarter total	2,507,696	$41.50	231,719	2,275,977	$46,137	$451,554,123
Third quarter total	2,375,956	$43.05	78,000	2,297,956	$3,288,042	$352,723,027
October 2014	320,252	$41.80	—	320,252	$5,117,849	$339,335,960
November 2014	2,225,000	$44.64	150,000	2,075,000	$1,871,668	$246,691,979
December 2014	3,538,910	$43.77	38,910	3,500,000	$3,533,593	$393,525,119
Fourth quarter total	6,084,162	$43.98	188,910	5,895,252	$3,533,593	$393,525,119
2014 Full year total	12,999,412	$43.09	708,827	12,290,585	$3,533,593	$393,525,119
In addition, from January 1, 2015 through February 25, 2015, the Company purchased approximately 2.9 million shares for approximately $127 million. As of February 25, 2015 the Company had approximately $272 million of share repurchase authorization remaining.

Item 6.	SELECTED FINANCIAL DATA

	For the Year Ended December 31
In millions, except per share and employee amounts	2014 (1)	2013 (2)	2012 (3)	2011(4)	2010
Revenue	$2,732	$2,692	$2,665	$2,362	$1,936
Income from operations	$503	$532	$580	$456	$415
Other (expense) income, net	$(9)	$(24)	$(2)	$25	$(1)
Income tax expense	$127	$131	$159	$128	$113
Net income	$367	$377	$419	$353	$301
Net income per common share
Basic	$2.36	$2.31	$2.49	$2.10	$1.80
Diluted	$2.33	$2.27	$2.44	$2.05	$1.77
	At December 31
	2014	2013	2012	2011	2010
Total assets	$3,132	$3,096	$3,066	$2,616	$1,883
Debt, including current portion	$468	$274	$289	$300	$—
Total stockholders’ equity	$1,707	$1,857	$1,779	$1,494	$1,189
Number of employees	11,500	10,800	10,200	8,600	7,400

(1)
Includes $22 million for acquisition-related transaction, integration and reorganization costs and expenses, and $47 million for amortization of acquired intangible assets, $9 million for expenses related to a net loss on equity investments, with a cumulative offsetting tax impact of $26 million.

(2)
Includes $17 million for acquisition-related transaction, integration and reorganization costs and expenses, and $43 million for amortization of acquired intangible assets, $22 million for expenses related to a net loss on equity investments, with a cumulative offsetting tax impact of $33 million.

(3)
Includes $17 million for acquisition-related transaction, integration and reorganization costs and expenses, and $36 million for amortization of acquired intangible assets, with a cumulative offsetting tax impact of $17 million.

(4)
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
BUSINESS OVERVIEW
Teradata is a global leader of analytic data platforms, marketing and analytic applications, and related services. Our analytic data platforms are comprised of software, hardware, and related business consulting and support services – for data warehousing, and big data analytics. Through our Teradata Unified Data Architecture (a comprehensive enterprise framework for organizations to integrate and analyze all types of data across multiple Teradata and third-party provided technologies), we help customers access and manage data and extract business value and insight from their data. Our applications are designed to leverage data to: improve organizations’ effectiveness in marketing to their customers, determine customer and product profitability, forecast consumer demand, and discover new insights. Our consulting services allow customers to maximize use and leverage the value of their analytic data and marketing investments through a broad range of offerings including consulting to help organizations design and optimize their analytic and big data environments, create and execute marketing strategies and programs, cloud (software as a service, platform as a service), hosting, platform management, and related installation services (collectively, “consulting services”) and support services.
2014 FINANCIAL OVERVIEW
As more fully discussed in later sections of this MD&A, the following are the financial highlights for 2014:

•	Revenue increased 1% in 2014 from 2013 to $2,732 million.

•	Gross margin was 54.1% in 2014, down from 54.7% in 2013, which was largely due to increased amortization of previously capitalized software.

•	Operating income was $503 million in 2014, down from $532 million in 2013. The reduction was driven by lower overall gross margins as well as an increase in operating expenses.

•
Net income of $367 million in 2014 decreased from $377 million in 2013. Net income per common (diluted) share was $2.33 in 2014 compared to $2.27 in 2013. Net income for 2014 includes approximately $45 million in after-tax impacts of acquisition-related transaction, integration and reorganization expenses, and amortization of acquired intangible assets, compared to $49 million of such costs and expenses, in 2013. Additionally, 2014 net income includes a $6 million after-tax net loss on an equity investment arising from an impairment of carrying value accounted for under the cost method.

STRATEGY OVERVIEW
Teradata helps companies achieve competitive advantage and win in their markets by empowering them to become “data-driven businesses” capable of exploiting data for insight and value. With Teradata’s industry-leading analytic data platforms, marketing applications and proven consulting experience and expertise, companies can become more competitive by leveraging data insights to reduce costs, improve business processes, enhance customer relationships, improve their marketing and drive innovation.

Our strategy encompasses three large and growing markets: data warehousing, big data analytics and marketing applications. We continue to focus on the following key initiatives to broaden our position in the market and take advantage of these market opportunities.

•	Be the trusted advisor for enabling data-driven business and continue investing in business and technical consulting via organic growth and targeted strategic acquisitions;

•
Invest to expand our leading Unified Data Architecture, data warehouse software and platform family, big data discovery platforms, Hadoop-based data management platforms, and marketing applications to address multiple market segments through internal development and targeted strategic acquisitions;

•
Deliver our solutions via the cloud (as a service) or on-premises with offerings that support applications as a service, data warehousing as a service, discovery analytics as a service and data management as a service;

•	Continue investing in partnerships to increase the number of solutions available on Teradata platforms, maximize customer value, and increase our market coverage; and

•	Continue to seek opportunities to expand our sales resources and reach, both in our data analytics and marketing applications businesses.
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
This growth, however, is not expected to be without its challenges from general economic conditions, competitive pressures, alternative technologies, and other risks and uncertainties. Since mid-2012, Teradata has seen a change in customers’ buying patterns, particularly in the Americas region, with respect to large capital investments and related services. Currently, we believe that the greatest challenge for future revenue growth relates to pressures on large capital expenditures. We believe that a number of factors are contributing to a slowdown in our revenue growth, including: information technology budget constraints; the relatively recent investments made by several of our existing customers to build out their Teradata integrated data warehousing ("IDW") environments; a current focus of investments in their analytical ecosystems which have lower average selling prices than IDW environments; and to a lesser degree the transfer of some IDW workloads to other platforms in the ecosystem.
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
Although we did not experience significant changes for the year ended December 31, 2014 due to competitive and/or pricing trends for our analytic data platforms, there is risk that pricing and competitive pressures on our solutions could occur in the future as major customers evaluate and rationalize their analytics infrastructure, particularly to the extent that cost becomes a top priority in companies and lower-cost alternatives are more seriously and frequently considered. However, such alternatives generally do not enable companies to perform mission-critical, complex business analytic workloads or provide a Unified Data Architecture to address mission-critical analytics, discovery analytics, and data management such as those enabled by Teradata’s offerings. As described above, we continue to believe that analytics will remain a high priority for companies and will drive growth for Teradata’s leading solutions. Moreover, we will continue to be committed to new product development and achieving a positive yield from our research and development spending and resources, which are intended to drive future demand. In addition, as we broaden our product portfolio and market reach, we could see smaller deal sizes and more revenue derived from our appliances which could lead to overall lower product gross margins.
As a portion of the Company’s operations and revenue occur outside the United States, and in currencies other than the U.S. dollar, the Company is exposed to fluctuations in foreign currency exchange rates. In 2015, Teradata is expecting approximately five percentage points of adverse impact from currency translation on our reported revenue growth rate and a corresponding currency impact on operating income, based on currency rates as of January 30, 2015.
RESULTS FROM OPERATIONS FOR THE YEARS ENDED DECEMBER 31, 2014, 2013 AND 2012

		% of		% of		% of
In millions	2014	Revenue	2013	Revenue	2012	Revenue
Product revenue	$1,227	44.9%	$1,230	45.7%	$1,297	48.7%
Service revenue	1,505	55.1%	1,462	54.3%	1,368	51.3%
Total revenue	2,732	100%	2,692	100%	2,665	100%
Gross margin
Product gross margin	784	63.9%	797	64.8%	881	67.9%
Service gross margin	695	46.2%	676	46.2%	610	44.6%
Total gross margin	1,479	54.1%	1,473	54.7%	1,491	55.9%
Operating expenses
Selling, general and administrative expenses	770	28.2%	757	28.1%	728	27.3%
Research and development expenses	206	7.5%	184	6.8%	183	6.9%
Total operating expenses	976	35.7%	941	35.0%	911	34.2%
Operating income	$503	18.4%	$532	19.8%	$580	21.8%
Revenue
Total revenue increased 1% in 2014 compared to 2013. The 1% reported revenue increase included a 2% adverse impact from foreign currency fluctuations. The general lack of meaningful revenue growth was due primarily to tightly constrained information technology budgets, extended sales cycles, a reduction in large customer orders, as well as the impact currency translation had on reported revenue growth. Product revenue was flat in 2014 from 2013. Service revenue increased 3% in 2014 from 2013, with an underlying 7% increase in maintenance services revenue, as compared to 2013. Consulting services revenue was flat in 2014 compared to 2013.
In 2013, total revenue increased 1% in 2013 compared to 2012. The revenue increase included a 1% adverse impact from foreign currency fluctuations. Product revenue decreased 5% in 2013 from 2012, due primarily to macro-economic conditions in certain geographical territories throughout the world, extended sales cycles and a reduction in large customer orders. Additionally, service revenue in 2013 increased 7% from 2012, with an underlying 9% increase in maintenance services revenue, as compared to 2012. Consulting services revenue increased 5% in 2013 compared to 2012.
Gross Margin
Gross margin was 54.1% in 2014 down from 54.7% in 2013. Product gross margin decreased to 63.9% in 2014, compared to 64.8% 2013, primarily the result of increased amortization of previously capitalized software. Additionally, product gross margins were adversely impacted by product mix and were partially offset by improved deal mix. Service gross margin was 46.2% in 2014, the same as in 2013.
In 2013, gross margin was 54.7% in 2013 down from 55.9% in 2012, as a result of a shift in the product mix. Product gross margin decreased to 64.8% in 2013, compared to 67.9% in 2012, primarily the result of lower product revenue volume, product mix, and higher amortization of capitalized software. Service gross margin increased to

46.2% in 2013 compared to 44.6% in 2012, driven by higher maintenance revenues and improved consulting margins.
The Company often uses specific terms/definitions to describe variances in gross margin. The terms and definitions most often used are as follows:

•
Revenue Mix - The proportion of products and services that comprise the total revenue of the Company. Changes in revenue mix can have an impact on overall gross margin even if total revenue remains unchanged.

•	Services Mix - The proportion of higher-margin maintenance revenue versus lower-margin consulting revenue that comprises the total services revenue of the Company.

•
Product Mix - The proportions of various products that comprise the total product revenue of the Company. For example, a higher mix of IDW products versus departmental data mart, Aster, our Extreme Data Appliance or Hadoop products would have a positive impact on product gross margins. This definition would also include the mix of Company sourced and third party products.

•
Deal Mix - Refers to the type of deals closed within the period and includes such items as capacity on demand (“COD”), floor sweeps versus expansions, hardware versus software, and discounting (new customers versus existing customers, large customers versus smaller customers).

◦
COD is a common offering used by Teradata and other information technology vendors that allows the customer to purchase extra capacity in the future, which is already delivered and integrated into their existing systems, typically within 12-18 months. COD enables customers to "activate" or add capacity quickly. Product cost is recognized upon delivery with no corresponding revenue. When customers activate the COD, we record and recognize the revenue associated with the added capacity and the gross margin is recovered.

◦
Floor sweeps take place when an existing customer replaces their older Teradata platform for a new Teradata platform, which can drive a larger revenue transaction, but typically also results in a higher mix of lower-margin hardware-related revenue versus higher-margin software-related revenue.

Operating Expenses
Total operating expenses, including Selling, General and Administrative (“SG&A”) and Research and Development (“R&D”) expenses, totaled $976 million in 2014 compared to $941 million in 2013. SG&A increased by $13 million or 2%. R&D expenses increased $22 million due to expenses related to a voluntary early-retirement program during the first quarter of 2014, incremental headcount for our recent complementary technology acquisitions and our internal planned investments on future releases.
In 2013, total operating expenses, including SG&A and R&D expenses, totaled $941 million in 2013 compared to $911 million in 2012. SG&A increased by $29 million, and was primarily driven by higher selling expense, resulting from our strategic initiative to add sales territories and related headcount, which was offset in part by lower variable incentive based compensation expense. R&D expenses increased $1 million and included $3 million less in capitalization of software development costs, which were offset by lower variable incentive based compensation expense.
Other Expense, net
Other expense was $9 million in 2014 compared to $24 million in 2013 and $2 million in 2012. In 2014, other expense primarily included a loss of $9 million on an equity investment arising from an impairment of carrying value. In 2013, other expense included a loss of $25 million on an equity investment arising from an impairment of carrying value, partially offset by a $3 million gain on sale.

Income Taxes
The effective income tax rate was 25.7%, 25.8% and 27.5% for the years ended December 31, 2014, 2013 and 2012, respectively. There were no material discrete tax items impacting the effective tax rate for full-year 2014. The tax rate for 2013 included a $4 million discrete tax benefit for the 2012 U.S. Federal Research and Development Tax Credit (the “R&D tax credit”), that was recognized in January of 2013 when the tax credit was retroactively reinstated. Due to a change in tax law enacted in the state of California in the fourth quarter of 2012, the Company established a valuation allowance to partially offset its California Research & Development tax credit carryforward deferred tax asset, as the Company expects to continue to generate excess California Research & Development tax credits into the foreseeable future. However, the discrete tax impact of establishing the valuation allowance was fully offset with a favorable discrete tax impact resulting from a decrease in the Company’s effective state tax rate resulting from the California change in tax law, resulting in no material net impact to the Company’s overall effective tax rate for the fourth quarter and full year ended December 31, 2012.
We currently estimate our full-year effective tax rate for 2015 to be approximately 26%. This estimate takes into consideration, among other things, the forecasted earnings mix by jurisdiction for 2015, and assumes that the R&D tax credit, which expired as of December 31, 2014, will be reinstated sometime during 2015. If the credit is not reinstated during 2015, we estimate our effective tax rate will be negatively impacted by approximately 80 basis points. For additional information, see “Note 4—Income Taxes” in the Notes to Consolidated Financial Statements elsewhere in this Annual Report.
Revenue and Gross Margin by Operating Segment
Teradata has historically managed its business in two geographic regions, which are also the Company’s operating segments: the Americas and International regions. Teradata believes this format is useful to investors because it allows analysis and comparability of operating trends by operating segment. It also includes the same information that is used by Teradata management to make decisions regarding the segments and to assess our financial performance. The discussion of our segment results describes the changes in results as compared to the prior-year period.
The following table presents revenue and operating performance by segment for the years ended December 31:

		% of		% of		% of
In millions	2014	Revenue	2013	Revenue	2012	Revenue
Revenue
Americas	$1,619	59.3%	$1,633	60.7%	$1,619	60.8%
International	1,113	40.7%	1,059	39.3%	1,046	39.2%
Total revenue	$2,732	100%	$2,692	100%	$2,665	100%
Gross margin
Americas	$943	58.2%	$947	58.0%	$967	59.7%
International	536	48.2%	526	49.7%	524	50.1%
Total gross margin	$1,479	54.1%	$1,473	54.7%	$1,491	55.9%
Americas: Revenue decreased $14 million or 1%, in 2014 from 2013, with an underlying 3% increase in services revenue offset by a 4% decrease in product revenue. The revenue decrease included a 1% adverse impact from foreign currency fluctuations. Gross margins were 58.2% for 2014, up from 58.0% in 2013.
In 2013, revenue increased $14 million or 1% from 2012, with an underlying 7% increase in services revenue offset in part by a 4% decrease in product revenue. The revenue increase was not materially impacted by foreign currency fluctuations. Gross margins were 58.0% for 2013, down from 59.7% in 2012, as higher maintenance services margins and improved consulting services margins were more than offset by unfavorable revenue mix (a greater proportion of services revenue in relation to product revenue), compared to the prior-year period.
International: Revenue increased $54 million or 5%, in 2014 from 2013. Product revenue increased by 8% and services revenue increased by 3%. The revenue increase included a 3% adverse impact from foreign currency fluctuations. Gross margins decreased to 48.2% in 2014, down from 49.7% in 2013, as improved consulting services and maintenance services margins were more than offset by lower product margin rates due to increased amortization of previously capitalized software and deal mix.
In 2013, revenue increased $13 million or 1% from 2012, as a 7% increase in services revenue was largely offset by a 7% reduction in product revenue. The increase in services revenue was largely driven by revenue from the acquisition of eCircle. The revenue increase included a 3% adverse impact from foreign currency fluctuations. Gross margins decreased slightly to 49.7% in 2013, down from 50.1% in 2012, as improved consulting services and maintenance services margins were more than offset by a greater proportion of services (in relation to product revenue), compared to the prior-year period.
Changes in segment reporting. Beginning January 2015, the Company will change its operating segments and report future results as two new separate segments: (a) data and analytics and (b) marketing applications.
FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES
Teradata ended 2014 with $834 million in cash and cash equivalents, a $139 million increase from the December 31, 2013 balance, after using approximately $551 million for repurchases of Company common stock, and approximately $69 million for acquisitions and investment activities which were completed during the year. Cash provided by operating activities increased by $170 million to $680 million in 2014. The increase in cash provided by operating activities was primarily due to a positive change in working capital, largely driven by decreased receivables, along with a smaller decrease in current payables and accrued expenses as compared to the prior year.
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
The table below shows net cash provided by operating activities and capital expenditures for the following periods:

In millions	2014	2013	2012
Net income	$367	$377	$419
Net cash provided by operating activities	$680	$510	$575
Less:
Expenditures for property and equipment	(54)	(60)	(67)
Additions to capitalized software	(75)	(78)	(81)
Free cash flow	$551	$372	$427
Financing activities and certain other investing activities are not included in our calculation of free cash flow. In 2014 and 2013, these other investing activities primarily consisted of immaterial complementary business acquisitions and equity investment activities that were closed during these years. Other investing activities in 2012 primarily consisted of Teradata’s acquisition of eCircle, as well as other smaller equity investment activities.
Teradata’s financing activities for the years ended December 31, 2014 primarily consisted of cash outflows for share repurchases and $220 million in proceeds from the Company's credit facility, as discussed below. Teradata's financing activities for the years ended December 31, 2013 and 2012 primarily consisted of cash outflows for share repurchases. The Company purchased 13 million shares of its common stock at an average price per share of $43.09 in 2014, 7.8 million shares at an average price per share of $48.53 in 2013 and 4.5 million shares at an average price per share of $62.53 in 2012. Share repurchases were made under two share repurchase programs initially authorized by our Board of Directors in 2008. The first program (the “dilution offset program”) authorizes the Company to repurchase Teradata common stock to the extent of cash received from the exercise of stock options and the Teradata Employee Stock Purchase Plan (“ESPP”) to offset dilution from shares issued pursuant to these plans. On February 6, 2012, the board approved a new $300 million share repurchase authorization to replace a prior $300 million authorization under the Company’s second share repurchase program (the “general share repurchase program”), that was to expire on February 10, 2012. Since February 2012 Teradata’s board of directors has approved, in $300 million increments, additional share repurchase authorizations for a total of $1.2 billion under the Company’s general share repurchase program on December 10, 2012, October 14, 2013, May 5, 2014 and December 18, 2014. As of December 31, 2014, the Company had $394 million of authorization remaining under the general share repurchase program to repurchase outstanding shares of Teradata common stock. Share repurchases made by the Company are reported on a trade date basis. Our share repurchase activity depends on factors such as our working capital needs, our cash requirements for capital investments, our stock price, and economic and market conditions, as well as merger and acquisition opportunities. Proceeds from the ESPP and the exercise of stock options were $29 million in 2014, $28 million in 2013 and $55 million in 2012. These proceeds are included in other financing activities, net in the Consolidated Statements of Cash Flows.
Our total cash and cash equivalents held outside the United States in various foreign subsidiaries was $785 million as of December 31, 2014 and $615 million as of December 31, 2013. The remaining balance held in the United States was $49 million as of December 31, 2014 and $80 million as of December 31, 2013. Under current tax laws and regulations, if cash and cash equivalents held outside the United States are distributed to the United States in the form of dividends or otherwise, we would be subject to additional U.S. income taxes (subject to an adjustment for foreign tax credits) and potential foreign withholding taxes. As of December 31, 2014, we have not provided for the U.S. federal tax liability on approximately $1 billion of foreign earnings that are considered permanently reinvested outside of the United States.
In June 2012, Teradata entered into a five-year revolving credit agreement (the “Credit Facility”), under which the Company may borrow up to $300 million. The Credit Facility expires on June 15, 2017, at which point any remaining outstanding borrowings would be due for repayment unless extended by agreement of the parties for up to two additional one-year periods. The interest rate charged on borrowings pursuant to the Credit Facility can vary depending on the interest rate option the Company chooses to utilize and the Company’s leverage ratio at the time of the borrowing. The revolving credit facility carries a floating interest rate based on the London Interbank Offered Rate (“LIBOR”). The blended rate at December 31, 2014 was 1.14%. The Credit Facility is unsecured and contains certain representations and warranties, conditions, affirmative, negative and financial covenants, and events of default customary for such facilities. As of December 31, 2014, the Company borrowed $220 million under the Credit Facility to repurchase shares of the Company's common stock, leaving $80 million in additional borrowing capacity available. The Company was in compliance with all covenants at December 31, 2014.
In April 2011, Teradata entered into a $300 million five-year unsecured term loan. The outstanding principal amount of the term loan agreement bears interest at a floating rate based upon a negotiated base rate or a Eurodollar rate plus in each case a margin based on the leverage ratio of the Company. As of December 31, 2014, the term loan principal outstanding was $248 million, and carries an interest rate of 1.1875%. The Company anticipates refinancing and increasing its existing term loan in the first quarter of 2015, to fund share repurchases and to replenish its capacity under the Credit Facility.
Management believes current cash, cash flows from operations and its $80 million available under the Credit Facility will be sufficient to satisfy future working capital, research and development activities, capital expenditures, pension contributions, and other financing requirements for at least the next twelve months. The Company principally holds its cash and cash equivalents in bank deposits and highly-rated money market funds.
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
Contractual and Other Commercial Commitments. In the normal course of business, we enter into various contractual obligations that impact, or could impact, our liquidity. The following table and discussion outlines our material obligations at December 31, 2014, with projected cash payments in the periods shown:

	Total		2016-	2018-	2020 and
In millions	Amounts	2015	2017	2019	Thereafter
Principal payments on long-term debt	$248	$53	$195	$—	$—
Interest payments on long-term debt	4	3	1	—	—
Principal payments on short-term debt	220	220	—	—	—
Lease obligations	79	23	33	16	7
Purchase obligations	9	6	3	—	—
Total debt, lease and purchase obligations	$560	$305	$232	$16	$7
Our principal payments on long-term debt represent the expected cash payments on our $300 million term loan and do not include any fair value adjustments or discounts and premiums. Our interest payments on long-term debt represent the estimated cash interest payments based on the prevailing interest rate on our $300 million term loan as of December 31, 2014. Our principal payments on short-term debt represent the expected cash payment on our $300 million Credit Facility, of which $220 million is currently outstanding. Our lease obligations in the above table include Company facilities in various domestic and international locations. Purchase obligations are committed purchase orders and other contractual commitments for goods and services, and include non-cancelable contractual payments for fixed or minimum amounts to be purchased in relation to service agreements with various vendors for ongoing telecommunications, information technology, hosting and other services.
Additionally, the Company has $18 million in total uncertain tax positions recorded as non-current liabilities on its balance sheet as of December 31, 2014. These items are not included in the table of obligations shown above. The settlement period for these income tax liabilities cannot be reasonably estimated as the timing and the amount of the payments, if any, will depend on possible future tax examinations with the various tax authorities; however, it is not expected that any payments will be due within the next 12 months.
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
Revenue Recognition
Revenue recognition for complex contractual arrangements requires a greater degree of judgment, including a review of specific contracts, past experience, creditworthiness of customers, international laws and other factors. Specifically, complex arrangements with nonstandard terms and conditions may require significant contract interpretation to determine the appropriate accounting. We must also apply judgment in determining all deliverables of the arrangement, and in determining the relative selling price of each deliverable, considering the price charged for each product when sold on a standalone basis, and applicable renewal rates for services. Changes in judgments about these factors could impact the timing and amount of revenue recognized between periods.
The Company reviews the relative selling price on a periodic basis and updates it, when appropriate, to ensure that the practices employed reflect the Company’s recent pricing experience. The Company maintains internal controls over the establishment and updates of these estimates, which includes review and approval by the Company’s management. For the year ended December 31, 2014 there was no material impact to revenue resulting from changes in the relative selling price, nor does the Company expect a material impact from such changes in the near term.
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
The Company’s intention is to permanently reinvest its foreign earnings outside of the United States. As a result, the effective tax rates are largely based upon the pre-tax earnings mix and allocation of certain expenses in various taxing jurisdictions where the Company conducts its business. These jurisdictions apply a broad range of statutory income tax rates; the U.S. statutory corporate income tax rate is currently 35% as compared to the overall statutory effective tax rate of our various foreign jurisdictions of approximately 12%. As of December 31, 2014, the Company has not provided for federal income taxes on earnings of approximately $1 billion from its foreign subsidiaries.

We account for uncertainty in income taxes by prescribing thresholds and attributes for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. We may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. We record any interest and/or penalties related to uncertain tax positions in the income tax expense line on our Consolidated Statements of Income. As of December 31, 2014, the Company has a total of $36 million of unrecognized tax benefits, of which $18 million is included in the other liabilities section of the Company’s consolidated balance sheet and $3 million is recorded in other current liabilities in income taxes payable as the Company expects to settle this uncertain tax position within the next twelve months. The remaining balance of $15 million of unrecognized tax benefits relates to certain tax attribute carryforwards both generated by the Company and acquired in various acquisitions, which are netted against the underlying deferred tax assets recorded on the balance sheet.
We regularly review our deferred tax assets for recoverability and establish a valuation allowance if it is more likely than not that some portion or all of a deferred tax asset will not be realized. We had $20 million and $13 million recorded in valuation allowances as of December 31, 2014 and 2013, respectively. Due to a change in tax law enacted in the state of California in the fourth quarter of 2012, the Company established a valuation allowance to partially offset its California Research & Development tax credit carryforward deferred tax asset, as the Company expects to continue to generate excess California Research & Development tax credits into the foreseeable future. However, the discrete tax impact of establishing the valuation allowance was fully offset with a favorable discrete tax impact resulting from a decrease in the Company’s effective state tax rate resulting from the California change in tax law, resulting in no material net impact to the Company’s overall effective tax rate for the fourth quarter and full year ended December 31, 2012.
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
Goodwill and Other Intangible Assets
The company reviews goodwill for impairment annually and whenever events or changes in circumstances indicate the carrying value of goodwill may not be recoverable. The guidance on goodwill impairment requires the company to perform a two-step impairment test. In the first step, the company compares the fair value of each reporting unit to its carrying value. The company determines the fair value of its reporting units based on the income approach. Under the income approach, the company calculates the fair value of a reporting unit based on the present value of estimated future cash flows. If the fair value of the reporting unit exceeds the carrying value of the net assets assigned to that unit, goodwill is not impaired. If the carrying value of the net assets assigned to the reporting unit exceeds the fair value of the reporting unit, then the second step of the impairment test is performed in order to determine the implied fair value of the reporting unit’s goodwill. If the carrying value of a reporting unit’s goodwill exceeds its implied fair value, then the company records an impairment loss equal to the difference. Teradata reviewed four reporting units in its 2014 goodwill impairment assessment, as each geographic operating segment consisted of separate reporting units for data warehouse and application software activities.
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
The annual goodwill impairment analysis, which the company performed during the fourth quarter of 2014, did not result in an impairment charge. However, our applications business experienced lower than forecasted revenue and margins in 2014. As a result, the applications reporting units are at greater risk for impairment if actual results differ from projections. The fair value of the Americas applications reporting unit exceeded its carrying value by 68%. The amount of goodwill allocated to this reporting unit was $396 million. The fair value of the other three reporting units substantially exceeded their carrying value.
There were also no impairment charges recognized in 2014 as a result of assessments of intangible assets acquired as a result of business combinations (or otherwise purchased from other companies). As of December 31, 2014, Teradata had $948 million in goodwill and $136 million in acquired intangible assets on its consolidated balance sheet.
Pension and Postemployment Benefits
We have pension and postemployment benefit costs and credits, which are developed from actuarial valuations. Actuarial assumptions attempt to anticipate future events and are used in calculating the expense and liability relating to these plans. These factors include assumptions we make about interest rates, expected investment return on plan assets, total and involuntary turnover rates, and rates of future compensation increases. In addition, our actuarial consultants also use subjective factors such as withdrawal rates and mortality rates to develop our valuations. We review and update these assumptions on an annual basis at the beginning of each fiscal year. We are required to consider current market conditions, including changes in interest rates, in making these assumptions. The actuarial assumptions that we use may differ materially from actual results due to changing market and economic conditions, higher or lower withdrawal rates, or longer or shorter life spans of participants. These differences may result in a significant impact to the measurement of our pension and postemployment benefit obligations, and to the amount of pension and postemployment benefits expense we have recorded or may record. For example, as of December 31, 2014, a one-half percent increase/decrease in the discount rate would change the projected benefit obligation of our pension plans by approximately $6 million, and a one-half percent increase/decrease in our involuntary turnover assumption would change our postemployment benefit obligation by approximately $16 million.
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
The Company employs a foreign currency hedging strategy to limit potential losses in earnings or cash flows from adverse foreign currency exchange rate movements. Foreign currency exposures arise from transactions denominated in a currency other than the Company’s functional currency and from foreign denominated revenue and profit translated into U.S. dollars. The primary currencies to which the Company is exposed include the euro, the British pound, the Japanese yen, the Australian dollar, the Canadian dollar and other Asian and South American currencies. Exposures are hedged with foreign currency forward contracts with maturity dates of twelve months or less. The potential loss in fair value at December 31, 2014, for such contracts resulting from a hypothetical 10% adverse change in all foreign currency exchange rates is approximately $2 million. This loss would be mitigated by corresponding gains on the underlying exposures. For additional information regarding the Company’s foreign currency hedging strategy, see “Note 7— Derivative Instruments and Hedging Activities” in the Notes to Consolidated Financial Statements elsewhere in this Annual Report.

Item 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
Report of Independent Registered Public Accounting Firm
To the Board of Directors and Stockholders of Teradata Corporation:
In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of income, comprehensive income, shareholders’ equity and cash flows present fairly, in all material respects, the financial position of Teradata Corporation and its subsidiaries at December 31, 2014 and December 31, 2013, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2014 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing in Item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Annual Report on Internal Control over Financial Reporting appearing under item 9A. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company's internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.
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

/s/ PricewaterhouseCoopers LLP
Atlanta, GA
February 27, 2015

TERADATA CORPORATION
Consolidated Statements of Income
In millions, except per share amounts

	For the Year Ended December 31
	2014	2013	2012
Revenue
Product revenue	$1,227	$1,230	$1,297
Service revenue	1,505	1,462	1,368
Total revenue	2,732	2,692	2,665
Costs and operating expenses
Cost of products	443	433	416
Cost of services	810	786	758
Selling, general and administrative expenses	770	757	728
Research and development expenses	206	184	183
Total costs and operating expenses	2,229	2,160	2,085
Income from operations	503	532	580
Other expense, net	(9)	(24)	(2)
Income before income taxes	494	508	578
Income tax expense	127	131	159
Net income	$367	$377	$419
Net income per common share
Basic	$2.36	$2.31	$2.49
Diluted	$2.33	$2.27	$2.44
Weighted average common shares outstanding
Basic	155.3	163.4	168.2
Diluted	157.8	166.4	171.7
The accompanying notes are an integral part of the consolidated financial statements.

TERADATA CORPORATION

Consolidated Statements of Comprehensive Income
In millions

	For the Year Ended December 31
	2014	2013	2012
Net income	$367	$377	$419
Other comprehensive income:
Foreign currency translation adjustments	(47)	2	9
Securities:
Unrealized gain on securities, before tax	50	—	—
Unrealized gain on securities, tax portion	(19)	—	—
Unrealized gain on securities, net of tax	31	—	—
Defined benefit plans:
Defined benefit plan adjustment, before tax	(28)	2	7
Defined benefit plan adjustment, tax portion	7	—	(3)
Defined benefit plan adjustment, net of tax	(21)	2	4
Other comprehensive (loss) income	(37)	4	13
Comprehensive income	$330	$381	$432
The accompanying notes are an integral part of the consolidated financial statements.

TERADATA CORPORATION
Consolidated Balance Sheets
In millions, except per share amounts

	At December 31
	2014	2013
Assets
Current Assets
Cash and cash equivalents	$834	$695
Accounts receivable, net	619	717
Inventories	38	56
Other current assets	81	95
Total current assets	1,572	1,563
Property and equipment, net	159	161
Capitalized software, net	199	195
Goodwill	948	946
Acquired intangible assets, net	136	149
Deferred income taxes	20	24
Other assets	98	58
Total assets	$3,132	$3,096
Liabilities and stockholders’ equity
Current liabilities
Current portion of long-term debt	$53	$26
Short-term borrowings	220	—
Accounts payable	126	114
Payroll and benefits liabilities	125	136
Deferred revenue	370	390
Other current liabilities	101	110
Total current liabilities	995	776
Long-term debt	195	248
Pension and other postemployment plan liabilities	99	76
Long-term deferred revenue	18	25
Deferred tax liabilities	86	87
Other liabilities	32	27
Total liabilities	1,425	1,239
Commitments and contingencies (Note 8)
Stockholders’ equity
Preferred stock: par value $0.01 per share, 100.0 shares authorized, no shares issued and outstanding at December 31, 2014 and 2013, respectively	—	—
Common stock: par value $0.01 per share, 500.0 shares authorized, 147.9 and 190.9 shares issued at December 31, 2014 and 2013, respectively	1	2
Paid-in capital	1,054	973
Treasury stock: 0.0 and 31.6 shares at December 31, 2014 and 2013, respectively	—	(1,184)
Retained earnings	656	2,033
Accumulated other comprehensive (loss) income	(4)	33
Total stockholders’ equity	1,707	1,857
Total liabilities and stockholders’ equity	$3,132	$3,096
The accompanying notes are an integral part of the consolidated financial statements.

TERADATA CORPORATION
Consolidated Statements of Cash Flows
In millions

	For the Year Ended December 31
	2014	2013	2012
Operating activities
Net income	$367	$377	$419
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	169	147	126
Stock-based compensation expense	50	49	43
Excess tax benefit from stock-based compensation	(2)	(7)	(37)
Deferred income taxes	(2)	18	77
Loss on investments	9	25	—
Changes in assets and liabilities:
Receivables	101	(46)	(165)
Inventories	18	(9)	14
Current payables and accrued expenses	(23)	(63)	105
Deferred revenue	(28)	9	42
Other assets and liabilities	21	10	(49)
Net cash provided by operating activities	680	510	575
Investing activities
Expenditures for property and equipment	(54)	(60)	(67)
Additions to capitalized software	(75)	(78)	(81)
Business acquisitions and other investing activities, net	(69)	(36)	(274)
Net cash used in investing activities	(198)	(174)	(422)
Financing activities
Proceeds from short-term borrowings	220	—	—
Repayments of long-term borrowings	(26)	(15)	(11)
Repurchases of common stock	(551)	(382)	(277)
Excess tax benefit from stock-based compensation	2	7	37
Other financing activities, net	29	28	55
Net cash used in financing activities	(326)	(362)	(196)
Effect of exchange rate changes on cash and cash equivalents	(17)	(8)	—
Increase (decrease) in cash and cash equivalents	139	(34)	(43)
Cash and cash equivalents at beginning of year	695	729	772
Cash and cash equivalents at end of year	$834	$695	$729
Supplemental data
Cash paid during the year for:
Income taxes	$133	$124	$54
Interest	$3	$4	$4
The accompanying notes are an integral part of the consolidated financial statements.

TERADATA CORPORATION
Consolidated Statements of Changes in Stockholders’ Equity
In millions

	Common Stock		Treasury Stock		Paid-in	Retained	Accumulated Other Comprehensive
	Shares	Amount	Shares	Amount	Capital	Earnings	Income (Loss)	Total
December 31, 2011	187	$2	(19)	$(526)	$765	$1,237	$16	$1,494
Net income						419		419
Employee stock compensation, employee stock purchase programs and option exercises	3				95			95
Income tax benefit from stock compensation plans					38			38
Purchases of treasury stock, not retired			(5)	(280)				(280)
Pension and postemployment benefit plans, net of tax							4	4
Currency translation adjustment							9	9
December 31, 2012	190	$2	(24)	$(806)	$898	$1,656	$29	$1,779
Net income						377		377
Employee stock compensation, employee stock purchase programs and option exercises	1				68			68
Income tax benefit from stock compensation plans					7			7
Purchases of treasury stock, not retired			(8)	(378)				(378)
Pension and postemployment benefit plans, net of tax							2	2
Currency translation adjustment							2	2
December 31, 2013	191	$2	(32)	$(1,184)	$973	$2,033	$33	$1,857
Net income						367		367
Employee stock compensation, employee stock purchase programs and option exercises	2	(1)			78			77
Income tax benefit from stock compensation plans					3			3
Retirement of common stock previously held as treasury stock	(32)		32	1,184		(1,184)		—
Repurchases of Company common stock, retired	(13)					(560)		(560)
Pension and postemployment benefit plans, net of tax							(21)	(21)
Unrealized gain on securities							31	31
Currency translation adjustment							(47)	(47)
December 31, 2014	148	$1	—	$—	$1,054	$656	$(4)	$1,707
The accompanying notes are an integral part of the consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 1 Description of Business, Basis of Presentation and Significant Accounting Policies
Description of the Business. Teradata Corporation (“Teradata” or “the Company”) is a global leader in analytic data platforms, marketing and analytic applications, and related services. The Company’s analytic data platforms are comprised of software, hardware, and related business consulting and support services for data warehousing, and big data analytics.
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
Teradata reports revenue net of any taxes assessed by governmental authorities that are imposed on and concurrent with specific revenue-producing transactions. The Company assesses whether fees are fixed or determinable at the time of sale. Standard payment terms may vary based on the country in which the agreement is executed, but are generally between 30 days and 90 days. Payments that are due within six months are generally deemed to be fixed or determinable based on a successful collection history on such arrangements, and thereby satisfy the required criteria for revenue recognition. Teradata delivers its solutions primarily through direct sales channels, as well as through alliances with system integrators, other independent software vendors and distributors, and value-added resellers (collectively referred to as “resellers”). In assessing whether the sales price to a reseller is fixed or determinable, the Company considers, among other things, past business practices with the reseller, the reseller’s operating history, payment terms, return rights and the financial wherewithal of the reseller. When Teradata determines that the contract fee to a reseller is not fixed or determinable, that transaction is deferred and recognized upon sell-through to the end customer.
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
The primary consideration in developing BESP for the Company’s nodes is the bell-curve method based on historical transactions. The BESP analysis is at the geography level in order to align it with the way in which the Company goes to market and establishes pricing for its products. The Company has established discount ranges off of published list prices for different geographies based on strategy and maturity of Teradata’s presence in the respective geography. There are distinctions in each geography and product group which support the use of geographies and markets for the determination of BESP. For example, the Company’s U.S. market is relatively mature and most of the large transactions are captured in this market, whereas the International markets are less mature with generally smaller deal size. Additionally, the prices and margins for the Company’s products vary by geography and by product class. BESP is analyzed on a quarterly basis using data from the 4 previous quarters, which the Company believes best reflects most recent pricing practices in a changing marketplace.
The Company reviews VSOE, TPE and its determination of BESP on a periodic basis and updates it, when appropriate, to ensure that the practices employed reflect the Company’s recent pricing experience. The Company maintains internal controls over the establishment and updates of these estimates, which includes review and approval by the Company’s management. For the year ended December 31, 2014 there was no material impact to revenue resulting from changes in VSOE, TPE or BESP, nor does the Company expect a material impact from such changes in the near term.
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

Available-for-sale Securities. Available-for-sale securities are reported at fair value. Unrealized holding gains and losses are excluded from earnings and reported in other comprehensive income. Realized gains and losses are included in other income and expense in the Consolidated Statements of Income. Teradata's available-for-sale securities are for affiliation and other continuing business advantage and therefore recorded under non-current other assets in the Consolidated Balance Sheets.
Long-Lived Assets
Property and Equipment. Property and equipment, leasehold improvements and rental equipment are stated at cost less accumulated depreciation. Depreciation is computed over the estimated useful lives of the related assets primarily on a straight-line basis. Equipment is depreciated over 3 to 20 years and buildings over 25 to 45 years. Leasehold improvements are depreciated over the life of the lease or the asset, whichever is shorter. Total depreciation expense on the Company’s property and equipment for December 31 was as follows:

In millions	2014	2013	2012
Depreciation expense	$51	$48	$41
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
Costs incurred for the development of big data, marketing and analytic applications are expensed as incurred based on the frequency and agile nature of development. Costs incurred for the development of data warehousing software that will be sold, leased or otherwise marketed are capitalized when technological feasibility has been established. Technological feasibility is established when planning, designing and initial coding activities that are necessary to establish the product can be produced to meet its design specifications. In the absence of a program design, a working model is used to establish technological feasibility. These costs are included within capitalized software and are amortized over the estimated useful lives of four years using the greater of the ratio that current gross revenues for a product bear to the total of current and anticipated future gross revenues for that product or the straight-line method over the remaining estimated economic life of the product beginning when the product is available for general release. Costs capitalized include direct labor and related overhead costs. Costs incurred prior to technological feasibility and after general release are expensed as incurred. The following table identifies the activity relating to capitalized software:

	Internal-use Software			External-use Software
In millions	2014	2013	2012	2014	2013	2012
Beginning balance at January 1	$12	$12	$11	$183	$161	$129
Capitalized	7	6	6	68	72	75
Amortization	(6)	(6)	(5)	(65)	(50)	(43)
Ending balance at December 31	$13	$12	$12	$186	$183	$161

The aggregate amortization expense (actual and estimated) for internal-use and external-use software for the following periods is:

	Actual	For the year ended (estimated)
In millions	2014	2015	2016	2017	2018	2019
Internal-use software amortization expense	$6	$5	$4	$3	$1	$—
External-use software amortization expense	$65	$67	$55	$38	$20	$6
Estimated expense is based on capitalized software at December 31, 2014 and does not include any new capitalization for future periods.
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
Goodwill. Goodwill represents the excess of the purchase price in a business combination over the fair value of net tangible and intangible assets acquired. Goodwill amounts are not amortized, but rather are tested for impairment annually or upon occurrence of an event or change in circumstances that would more likely than not reduce the fair value of a reporting unit below its carrying amount. The Company performs its annual goodwill impairment testing in the fourth quarter, and did not recognize any goodwill impairment charges in 2014, 2013 or 2012.
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
Pension and Postemployment Benefits. The Company accounts for its pension and postemployment benefit obligations using actuarial models. The measurement of plan obligations was made as of December 31, 2014. Liabilities are computed using the projected unit credit method. The objective under this method is to expense each participant’s benefits under the plan as they accrue, taking into consideration salary increases and the plan’s benefit allocation formula. Thus, the total pension or postemployment benefit to which each participant is expected to become entitled is broken down into units, each associated with a year of past or future credited service.
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
Stock-based Compensation. Stock-based payments to employees, including grants of stock options, restricted stock and restricted stock units, are recognized in the financial statements based on their fair value. The fair value of each stock option award on the grant date is estimated using the Black-Scholes option-pricing model with the following assumptions: expected dividend yield, expected stock price volatility, weighted-average risk-free interest rate and weighted average expected term of the options. The Company’s expected volatility assumption used in the Black-Scholes option-pricing model is based on Teradata's historical volatility. Prior to 2014, because the Company did not have a sufficient trading history as a stand-alone public company, the volatility was based on a blend of peer group volatility and Teradata volatility. The expected term assumption is based on the simplified method under GAAP, which is based on the vesting period and contractual term for each vesting tranche of awards. The mid-point between the vesting date and the expiration date is used as the expected term under this method. The risk-free interest rate used in the Black-Scholes model is based on the implied yield curve available on U.S. Treasury zero-

coupon issues at the date of grant with a remaining term equal to the Company’s expected term assumption. The Company has never declared or paid a cash dividend.
Treasury Stock. Prior to the fourth quarter of 2014, when all treasury stock shares were retired, shares of the Company’s common stock repurchased through the share repurchase programs were held as treasury stock. Treasury stock was accounted for using the cost method. Beginning in the fourth quarter of 2014, stock repurchased through the share repurchase programs will be retired upon repurchase. The excess repurchase price over the par value is charged to retained earnings.
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
The components of basic and diluted earnings per share are as follows:

	For the year ended December 31
In millions, except earnings per share	2014	2013	2012
Net income available for common stockholders	$367	$377	$419
Weighted average outstanding shares of common stock	155.3	163.4	168.2
Dilutive effect of employee stock options and restricted stock	2.5	3.0	3.5
Common stock and common stock equivalents	157.8	166.4	171.7
Earnings per share:
Basic	$2.36	$2.31	$2.49
Diluted	$2.33	$2.27	$2.44
Options to purchase 2.4 million and 0.9 million shares of common stock for the years ended December 31, 2014 and 2013, respectively, were not included in the computation of diluted earnings per share because their exercise prices were greater than the average market price of the common shares and, therefore, the effect would have been anti-dilutive. No stock options were excluded from the computation of diluted earnings per share for the year ended December 31, 2012.
Recently Issued Accounting Pronouncements
Revenue Recognition. In May 2014, the Financial Accounting Standards Board ("FASB") issued new guidance that affects any entity that either enters into contracts with customers to transfer goods or services or enters into contracts for the transfer of nonfinancial assets unless those contracts are within the scope of other standards. The new guidance will supersede the revenue recognition requirements in the current revenue recognition guidance, and most industry-specific guidance. In addition, the existing requirements for the recognition of a gain or loss on the transfer of nonfinancial assets that are not in a contract with a customer are amended to be consistent with the guidance on recognition and measurement in this update. The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. To achieve that core principle, the FASB defines a five step process which includes the following: (1) identify the contract with a customer, (2) identify the performance obligations in the contract, (3) determine the transaction price, (4) allocate the transaction price to the performance obligations in the contract, and (5) recognize revenue when (or as) the entity satisfies a performance obligation.
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

Accounting for Share-based Payments with Performance Targets. In June 2014, the FASB issued new guidance that requires that a performance target that affects vesting and that could be achieved after the requisite service period, be treated as a performance condition. A reporting entity should apply existing guidance as it relates to awards with performance conditions that affect vesting to account for such awards. As such, the performance target should not be reflected in estimating the grant-date fair value of the award. Compensation cost should be recognized in the period in which it becomes probable that the performance target will be achieved and should represent the compensation cost attributable to the periods for which the requisite service has already been rendered. The amendments in this update are effective for annual periods, and interim periods within those annual periods beginning after December 15, 2015. Earlier adoption is permitted. The Company is currently evaluating the impact on its consolidated financial position, results of operations and cash flows.
Recently Adopted Guidance
Income Taxes. In July 2013, the FASB issued new guidance requiring the financial statement presentation of an unrecognized tax benefit in a particular jurisdiction, or a portion thereof, as a reduction to a deferred tax asset for a net operating loss (“NOL”) carryforward, a similar tax loss, or a tax credit carryforward, unless the uncertain tax position is not available to reduce, or would not be used to reduce, the NOL or carryforward under the tax law in the same jurisdiction; otherwise, the unrecognized tax benefit should be presented as a gross liability and should not be combined with a deferred tax asset. This new guidance is effective for interim and annual periods beginning after December 15, 2013. On January 1, 2014, the Company adopted the new guidance which did not have a material impact on the Company’s consolidated financial position, results of operations or cash flows.
Business Combinations. In November 2014, the FASB issued new guidance that will provide an acquired entity with an option to apply pushdown accounting in its separate financial statements upon occurrence of an event in which an acquirer obtains control of the acquired entity. An acquired entity may elect the option to apply pushdown accounting in the reporting period in which the change-in-control event occurs. The amendments in this update are effective on November 18, 2014. After the effective date, an acquired entity can make an election to apply the guidance to future change-in-control events or to its most recent change-in-control event. However, if the financial statements for the period in which the most recent change-in-control event occurred already have been issued or made available to be issued, the application of this guidance would be a change in accounting principle. The adoption of this new guidance did not have a material impact on the Company's consolidated financial position, results of operations or cash flows.

Note 2 Supplemental Financial Information

	At December 31
In millions	2014	2013
Accounts receivable
Trade	$635	$731
Other	3	4
Accounts receivable, gross	638	735
Less: allowance for doubtful accounts	(19)	(18)
Total accounts receivable, net	$619	$717
Inventories
Finished goods	$21	$39
Service parts	17	17
Total inventories	$38	$56
Other current assets
Current deferred tax assets	$28	$34
Other	53	61
Total other current assets	$81	$95
Property and equipment
Land	$8	$8
Buildings and improvements	77	74
Machinery and other equipment	341	309
Property and equipment, gross	426	391
Less: accumulated depreciation	(267)	(230)
Total property and equipment, net	$159	$161
Other assets
Available-for-sale securities	$78	$—
Other	20	58
Total other assets	$98	$58
Other current liabilities
Sales and value-added taxes	$40	$34
Other	61	76
Total other current liabilities	$101	$110
Deferred revenue
Deferred revenue, current	$370	$390
Long-term deferred revenue	18	25
Total deferred revenue	$388	$415

Note 3 Goodwill and Acquired Intangible Assets
The following table identifies the activity relating to goodwill by operating segment:

In millions	Balance December 31, 2013	Additions	Currency Translation Adjustments	Balance December 31, 2014
Goodwill
Americas	$626	$30	$(2)	$654
International	320	—	(26)	294
Total goodwill	$946	$30	$(28)	$948
The change in goodwill for the year ended December 31, 2014 was primarily due to immaterial complementary acquisitions that were completed during the period, which was offset by the impact of currency translation adjustments. See Note 12 for additional information on the Company's business acquisitions. In the fourth quarter of 2014, the Company performed its annual impairment test of goodwill and determined that no impairment to the carrying value of goodwill was necessary, as the fair value of each reporting unit exceeded their respective carrying amounts, including goodwill. Teradata reviewed four reporting units in its 2014 goodwill impairment assessment, as both geographic operating segments consisted of separate reporting units for data warehouse and application software activities.
Acquired intangible assets were specifically identified when acquired, and are deemed to have finite lives. The gross carrying amount and accumulated amortization for Teradata’s acquired intangible assets were as follows:

		December 31, 2014		December 31, 2013
In millions	Amortization Life (in Years)	Gross Carrying Amount	Accumulated Amortization and Currency Translation Adjustments	Gross Carrying Amount	Accumulated Amortization and Currency Translation Adjustments
Acquired intangible assets
Intellectual property/developed technology	1 to 7	$186	$(95)	$153	$(70)
Customer relationships	3 to 10	77	(35)	77	(23)
Trademarks/trade names	5	1	(1)	15	(7)
In-process research and development	5	5	(2)	5	(1)
Non-compete agreements	3	—	—	1	(1)
Total		$269	$(133)	$251	$(102)
The gross carrying amount of acquired intangible assets increased by $39 million with the addition of newly acquired intangible assets associated with immaterial acquisitions. This was partially offset by $21 million for certain intangible assets previously acquired that became fully amortized and were removed from the balance sheet.
The aggregate amortization expense (actual and estimated) for acquired intangible assets for the following periods is:

	Actual			For the year ended (estimated)
In millions	2012	2013	2014	2015	2016	2017	2018	2019
Amortization expense	$37	$44	$47	$43	$34	$25	$14	$11

Note 4 Income Taxes
For the years ended December 31, income before income taxes consisted of the following:

In millions	2014	2013	2012
Income before income taxes
United States	$301	$362	$388
Foreign	193	146	190
Total income before income taxes	$494	$508	$578
For the years ended December 31, income tax expense consisted of the following:

In millions	2014	2013	2012
Income tax expense
Current
Federal	$94	$78	$50
State and local	8	10	9
Foreign	27	26	23
Deferred
Federal	1	18	72
State and local	—	2	7
Foreign	(3)	(3)	(2)
Total income tax expense	$127	$131	$159
Effective tax rate	25.7%	25.8%	27.5%

The following table presents the principal components of the difference between the effective tax rate and the U.S. federal statutory income tax rate for the years ended December 31:

	2014	2013	2012
Income tax expense at the U.S. federal tax rate	35.0%	35.0%	35.0%
Foreign income tax differential	(9.0)%	(7.3)%	(8.1)%
State and local income taxes	0.5%	0.4%	0.7%
U.S. permanent book/tax differences	(1.7)%	(1.6)%	(0.5)%
Other, net	0.9%	(0.7)%	0.4%
Effective tax rate	25.7%	25.8%	27.5%
There were no material discrete tax items impacting the effective tax rate for 2014; the 2013 effective tax rate included a $4 million discrete tax rate benefit related to the 2012 U.S. Federal Research and Development ("R&D") Tax Credit, which was retroactively reinstated in the first quarter of 2013. The rate differential resulting from the higher foreign earnings mix in 2014 versus 2013 effectively offset the one-time discrete benefit reflected in the 2013 effective tax rate, resulting in comparable effective tax rates over both periods.

Deferred income tax assets and liabilities included in the balance sheets at December 31 were as follows:

In millions	2014	2013
Deferred income tax assets
Employee pensions and other liabilities	$61	$57
Other balance sheet reserves and allowances	22	22
Tax loss and credit carryforwards	59	41
Deferred revenue	—	2
Capitalized research and development	—	5
Other	—	1
Total deferred income tax assets	142	128
Valuation allowance	(20)	(13)
Net deferred income tax assets	122	115
Deferred income tax liabilities
Intangibles and capitalized software	102	117
Property and equipment	29	29
Deferred revenue	17	—
Other	12	—
Total deferred income tax liabilities	160	146
Total net deferred income tax liabilities	$(38)	$(31)
As of December 31, 2014, Teradata has NOL and tax credit carryforwards totaling $70 million (tax effected and before any valuation allowance offset and application of recognition criteria for uncertain tax positions). Of the total tax carryforwards, $18 million are NOLs in the U.S. and certain foreign jurisdictions, a small portion of which will begin to expire in 2015; $10 million is a U.S. capital loss carryforward which expires in 2019; $31 million are R&D tax credits, of which almost 90 percent are California R&D tax credits that have an indefinite carryforward period (which has a $20 million valuation allowance offset recorded); and the remaining $11 million are tax attributes that were acquired from various acquisitions and were not recorded for financial reporting purposes as they did not meet the recognition criteria for uncertain tax positions.
The Company’s intention is to permanently reinvest its foreign earnings outside of the U.S. As a result, the effective tax rates in the periods presented are largely based upon the pre-tax earnings mix and allocation of certain expenses in various taxing jurisdictions where the Company conducts its business; these jurisdictions apply a broad range of statutory income tax rates. At December 31, 2014, the Company had not provided for federal income taxes on earnings of approximately $1 billion from its foreign subsidiaries. Should these earnings be distributed in the form of dividends or otherwise, the Company would be subject to U.S. income taxes and potential withholding taxes in various international jurisdictions. The U.S. taxes would be partially offset by U.S. foreign tax credits. Determination of the amount of unrecognized deferred U.S. tax liability is not practical because of the complexities associated with this hypothetical calculation.
The Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The Company reflects any interest and penalties recorded in connection with its uncertain tax positions as a component of income tax expense.
As of December 31, 2014, the Company’s uncertain tax positions totaled approximately $36 million, of which $18 million is reflected in the other liabilities section of the Company’s balance sheet as a non-current liability, and $3 million is recorded in current income taxes payable as the Company expects to settle this uncertain tax position within the next twelve months. The remaining balance of $15 million of uncertain tax positions relates to certain tax attributes both generated by the Company and acquired in various acquisitions, which are netted against the underlying deferred tax assets recorded on the balance sheet. The entire balance of $36 million in uncertain tax positions would cause a decrease in the effective income tax rate upon recognition. Teradata has recorded $2 million of interest accruals related to its uncertain tax liabilities as of December 31, 2014.

Below is a rollforward of the Company’s liability related to uncertain tax positions at December 31:

In millions	2014	2013
Balance at January 1	$34	$31
Gross increases for prior period tax positions	4	1
Gross decreases for prior period tax positions	(3)	(3)
Gross increases for current period tax positions	4	5
Decreases due to the lapse of applicable statute of limitations	(3)	—
Balance at December 31	$36	$34
The Company and its subsidiaries file income tax returns in the U.S. federal and various state jurisdictions, as well as numerous foreign jurisdictions. As of December 31, 2014, the Company has ongoing tax audits in a limited number of state and foreign jurisdictions; however, no material adjustments have been proposed or made in any of these examinations to date which would result in any incremental income tax expense in future periods to the company. In addition, the Internal Revenue Service audit of the Company’s United States Federal tax filing for tax year 2011 was finalized in July of 2014 and resulted in a no change audit.
Note 5 Employee Stock-based Compensation Plans
The Company recorded stock-based compensation expense for the years ended December 31 as follows:

In millions	2014	2013	2012
Stock options	$13	$14	$15
Restricted stock	33	32	28
Employee share repurchase program (compensatory effective 1/1/13)	4	3	—
Total stock-based compensation before income taxes	50	49	43
Tax benefit	(16)	(16)	(14)
Total stock-based compensation, net of tax	$34	$33	$29
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
As of December 31, 2014, the Company’s primary types of stock-based compensation were stock options, restricted stock, restricted stock units and the employee stock purchase program (the “ESPP”).
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
For the years ended December 31, 2014, 2013 and 2012, the weighted-average fair value of options granted for Teradata equity awards was $17.67, $18.02 and $22.31, respectively. The fair value of each option award on the grant date was estimated using the Black-Scholes option-pricing model with the following assumptions:

	2014	2013	2012
Dividend yield	—%	—%	—%
Risk-free interest rate	1.73%	1.77%	0.87%
Expected volatility	37.8%	37.6%	35.7%
Expected term (years)	6.3	6.3	6.3

In 2014, the expected volatility was based on Teradata's historical volatility. Prior to 2014, the expected volatility assumption was based on a blend of peer group volatility and Teradata volatility. The expected term assumption is determined using the simplified method under GAAP, which is based on the vesting period and contractual term for each vesting tranche of awards. The mid-point between the vesting date and the expiration date is used as the expected term under this method. The risk-free interest rate for periods within the contractual life of the option is based on an average of the five-year and seven-year U.S. Treasury yield curve in effect at the time of grant.
The following table summarizes the Company’s stock option activity for the year ended December 31, 2014:

Shares in thousands	Shares Under Option	Weighted- Average Exercise Price per Share	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in millions)
Outstanding at January 1, 2013	7,012	$33.27	6.3	$100
Granted	921	$44.43
Exercised	(561)	$19.02
Canceled	(36)	$41.83
Forfeited	(99)	$50.98
Outstanding at December 31, 2014	7,237	$35.50	6.1	$78
Fully vested and expected to vest at December 31, 2014	7,194	$35.44	6.0	$78
Exercisable at December 31, 2014	5,190	$30.63	4.9	$78
The following table summarizes the total intrinsic value of options exercised and the cash received by the Company from option exercises under all share-based payment arrangements at December 31:

In millions	2014	2013	2012
Intrinsic value of options exercised	$14	$19	$113
Cash received from option exercises	$11	$9	$43
Tax benefit realized from option exercises	$5	$6	$38
As of December 31, 2014, there was $37 million of total unrecognized compensation cost related to unvested stock option grants. That cost is expected to be recognized over a weighted-average period of 3.1 years.
Restricted Stock and Restricted Stock Units
The Teradata SIP provides for the issuance of restricted stock, as well as restricted stock units. These grants consist of both service-based and performance-based awards. Service-based awards typically vest over a three-to four-year period beginning on the effective date of grant. These grants are not subject to future performance measures. The cost of these awards, determined to be the fair market value at the date of grant, is expensed ratably over the vesting period. For substantially all restricted stock grants, at the date of grant, the recipient has all rights of a stockholder, subject to certain restrictions on transferability and a risk of forfeiture. A recipient of restricted stock units does not have the rights of a stockholder and is subject to restrictions on transferability and risk of forfeiture. For both restricted stock grants and restricted stock units, any potential dividend rights would be subject to the same vesting requirements as the underlying equity award. As a result, such rights are considered a contingent transfer of value and consequently these equity awards are not considered participating securities. Performance-based grants are subject to future performance measurements over a one-to four-year period. All performance-based shares that are earned in respect of an award will become vested at the end of the performance and/or service period provided the employee is continuously employed by the Company and applicable performance measures are met. The fair value of each performance-based award is determined on the grant date, based on the Company’s stock price, and assumes that performance targets will be achieved. Over the performance period, the number of shares of stock that will be issued is adjusted upward or downward based upon management’s assessment of the probability of achievement of performance targets. The ultimate number of shares issued and the related compensation cost recognized as expense will be based on a comparison of the final achievement of performance metrics to the specified targets.

The following table reports restricted stock and restricted stock unit activity during the year ended December 31, 2014:

Shares in thousands	Number of Shares	Weighted- Average Grant Date Fair Value per Share
Unvested shares at January 1, 2014	2,578	$50.30
Granted	1,447	$44.39
Vested	(537)	$50.91
Forfeited/canceled	(236)	$54.17
Unvested shares at December 31, 2014	3,252	$47.18
The following table summarizes the weighted-average fair value of restricted stock units granted for Teradata equity awards and the total fair value of shares vested at December 31:

	2014	2013	2012
Weighted-average fair value of restricted stock units granted	$44.39	$48.24	$60.71
Total fair value of shares vested (in millions)	$27	$30	$15
As of December 31, 2014, there was $87 million of unrecognized compensation cost related to unvested restricted stock grants. The unrecognized compensation cost is expected to be recognized over a remaining weighted-average period of 2.4 years.
The following table represents the composition of Teradata restricted stock unit grants in 2014:

Shares in thousands	Number of Shares	Weighted- Average Grant Date Fair Value
Service-based shares	1,361	$44.28
Performance-based shares	86	$46.26
Total stock grants	1,447	$44.39

Approximately 0.3 million shares of the performance awards issued in December of 2012 also included a market-based component for certain key executives in connection with a restructuring of the Company’s management team. On March 1, 2013, these awards were amended to create two separate awards: (i) 70% of the units were allocated to 2016 performance-based restricted share units (“Special 2016 PBRSUs”); and (ii) 30% of the units were allocated to special long-term strategic performance-based restricted share units (“Long-Term Strategic PBRSUs”). This modification resulted in no incremental fair value on the date of modification. Consistent with a Type I modification, the original fair value was used to value the awards since the stock price and fair value was lower on the date of modification. Each recipient’s opportunity to earn the Special 2016 PBRSUs is based on the extent to which Teradata achieves certain challenging or “stretch” financial goals through 2016 based on a GAAP revenue and a non-GAAP earnings per share targets in 2016. Each recipient’s opportunity to earn the Long-Term Strategic PBRSUs generally is based on a subjective assessment of performance over a four-year period ending in 2016 relative to a mix of long-term strategic measures with respect to such matters as data warehousing technology and offerings and integrated marketing management solutions, among other things, provided that a stretch non-GAAP earnings per share threshold is achieved. There was no compensation expense related to the Special 2016 PBRSUs and Long-Term Strategic PBRSUs recorded in 2014 based on management’s determination that at December 31, 2014 it was not probable that performance targets for these awards would be achievable.
For the Special 2016 PBRSUs, payout in excess of target cannot occur unless the Company achieves certain non-GAAP earnings per share and stock price goals. In evaluating the fair value of the Special 2016 PBRSUs, the Company used a Monte Carlo simulation on the grant date and determined the fair value to be $26.78 per unit for the market component of the award. Compensation expense related to the performance portion of the award is valued based on the grant date stock price and is only recorded in a period when it is probable that the performance metrics will be met. Compensation expense related to the market portion is only recorded when it is probable that the performance metrics will be above target, regardless of the stock price. There was no compensation expense related to the market portion of these awards in 2014. The primary assumptions used in the valuation of the market component of the awards were as follows:

2012
Grant date fair value per share of Company common stock	$58.63
Expected volatility	36.44%
Risk-free interest rate	0.47%
Dividend yield	—
Performance vesting hurdle - future fair value per share of Company common stock	$85.00
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
Employees may authorize payroll deductions of up to 10% of eligible compensation for common stock purchases. A total of 4 million shares were authorized to be issued under the ESPP, with approximately 1.9 million shares remaining under that authorization at December 31, 2014. The shares of Teradata common stock purchased by a participant on an exercise date (the last day of each month), for all purposes, are deemed to have been issued and sold at the close of business on such exercise date. Prior to that time, none of the rights or privileges of a stockholder exists with respect to such shares. Employee purchases and aggregate cost were as follows at December 31:

In millions	2014	2013	2012
Employee share purchases	0.4	0.4	0.2
Aggregate cost	$18	$20	$12
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

Pension and postemployment benefit costs for the years ended December 31 were as follows:

	2014		2013		2012
In millions	Pension	Postemployment	Pension	Postemployment	Pension	Postemployment
Service cost	$9	$4	$8	$3	$8	$4
Interest cost	4	1	4	1	4	1
Expected return on plan assets	(2)	—	(2)	—	(3)	—
Settlement charge	1	—	1	—	1	—
Amortization of actuarial loss (gain)	2	(1)	2	(1)	1	—
Amortization of prior service cost (credit)	(1)	—	—	—	—	—
Total costs	$13	$4	$13	$3	$11	$5
The underfunded amount of pension and postemployment obligations is recorded as a liability in the Company’s consolidated balance sheet. The following tables present the changes in benefit obligations, plan assets, funded status and the reconciliation of the funded status to amounts recognized in the consolidated balance sheets and in accumulated other comprehensive income at December 31:

	Pension		Postemployment
In millions	2014	2013	2014	2013
Change in benefit obligation
Benefit obligation at January 1	$129	$122	$27	$25
Service cost	9	8	4	3
Interest cost	4	4	1	1
Plan participant contributions	1	1	—	—
Actuarial loss	18	6	19	3
Benefits paid	(19)	(6)	(11)	(4)
Currency translation adjustments	(15)	(6)	(1)	(1)
New plans	3	—	—	—
Benefit obligation at December 31	130	129	39	27
Change in plan assets
Fair value of plan assets at January 1	$76	$69	$—	$—
Actual return on plan assets	7	9	—	—
Company contributions	8	10	—	—
Benefits paid	(19)	(6)	—	—
Currency translation adjustments	(7)	(7)	—	—
Plan participant contribution	1	1	—	—
New plans	1	—	—	—
Fair value of plan assets at December 31	67	76	—	—
Funded status (underfunded)	$(63)	$(53)	$(39)	$(27)
Amounts Recognized in the Balance Sheet
Non-current assets	$4	$1	$—	$—
Current liabilities	(1)	(1)	(5)	(4)
Non-current liabilities	(66)	(53)	(34)	(23)
Net amounts recognized	$(63)	$(53)	$(39)	$(27)
Amounts Recognized in Accumulated Other Comprehensive Income
Unrecognized Net actuarial loss (gain)	$33	$26	$6	$(12)
Unrecognized Prior service (credit) cost	—	(2)	1	—
Total	$33	$24	$7	$(12)

The following table presents the accumulated pension benefit obligation at December 31:

In millions	2014	2013
Accumulated pension benefit obligation	$118	$120
The following table presents pension plans with accumulated benefit obligations in excess of plan assets at December 31:

In millions	2014	2013
Projected benefit obligation	$69	$55
Accumulated benefit obligation	$61	$49
Fair value of plan assets	$3	$3
The following table presents the pre-tax net changes in projected benefit obligations recognized in other comprehensive income during 2014 and 2013:

	Pension		Postemployment
In millions	2014	2013	2014	2013
Actuarial loss (gain) arising during the year	$14	$(1)	$18	$2
Amortization of (gain) loss included in net periodic benefit cost	(2)	(2)	1	1
Prior service cost arising during the year	1	—	—
Recognition of loss due to settlement	(1)	(1)	—	—
Foreign currency exchange	(3)	(1)	—	—
Total recognized in other comprehensive income	$9	$(5)	$19	$3

The following table presents the amounts in accumulated other comprehensive income expected to be recognized as components of net periodic benefit cost during 2015:

In millions	Pension	Postemployment
Net loss to be recognized in other comprehensive income	$3	$—
The weighted-average rates and assumptions used to determine benefit obligations at December 31, 2014 and 2013, and net periodic benefit cost for the years ended December 31, 2014, 2013, and 2012, were as follows:

	Pension Benefit Obligations		Pension Benefit Cost
	2014	2013	2014	2013	2012
Discount rate	2.3%	3.0%	3.0%	3.0%	3.7%
Rate of compensation increase	3.3%	3.2%	3.2%	3.3%	3.3%
Expected return on plan assets	N/A	N/A	3.4%	3.4%	4.0%
	Postemployment Benefit Obligations		Postemployment Benefit Cost
	2014	2013	2014	2013	2012
Discount rate	3.5%	3.8%	3.8%	3.4%	4.1%
Rate of compensation increase	3.0%	3.7%	3.7%	3.8%	3.7%
Involuntary turnover rate	1.3%	1.0%	1.0%	1.0%	1.5%
The Company determines the expected return on assets based on individual plan asset allocations, historical capital market returns, and long-term interest rate assumptions, with input from its actuaries, investment managers, and independent investment advisors. The company emphasizes long-term expectations in its evaluation of return factors, discounting or ignoring short-term market fluctuations. Expected asset returns are reviewed annually, but are generally modified only when asset allocation strategies change or long-term economic trends are identified.
The discount rate used to determine year-end 2014 U.S. benefit obligations was derived by matching the plans’ expected future cash flows to the corresponding yields from the Citigroup Pension Liability Index. This yield curve has been constructed to represent the available yields on high-quality fixed-income investments across a broad range of future maturities. International discount rates were determined by examining interest rate levels and trends within each country, particularly yields on high-quality long-term corporate bonds, relative to our future expected cash flows.
Gains and losses have resulted from changes in actuarial assumptions and from differences between assumed and actual experience, including, among other items, changes in discount rates and differences between actual and assumed asset returns. These gains and losses (except those differences being amortized to the market-related value) are only amortized to the extent that they exceed 10% of the higher of the market-related value of plan assets or the projected benefit obligation of each respective plan.
Plan Assets. The weighted-average asset allocations at December 31, by asset category are as follows:

	Actual Asset Allocation As of December 31		Target Asset Allocation
	2014	2013
Equity securities	32%	34%	31%
Debt securities	41%	37%	44%
Insurance (annuity) contracts	17%	13%	17%
Real estate	5%	6%	3%
Other	5%	10%	5%
Total	100%	100%	100%
Fair Value. Fair value measurements are established utilizing a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. These tiers are more fully described in Note 9.
The following is a description of the valuation methodologies used for pension assets as of December 31, 2014.
Common/collective trust funds (which include money market funds, equity funds, bond funds, real-estate indirect investment, etc): Valued at the net asset value (“NAV”) of shares held by the Plan at year end, as reported to the Plan by the trustee, which represents the fair value of shares held by the Plan. Because the NAV of the shares held in the common/collective trust funds are derived by the value of the underlying investments, the Company has classified these underlying investments as Level 2 fair value measurements.
Insurance contracts: Valued by discounting the related future benefit payments using a current year-end market discount rate, which represents the fair value of the insurance contract. The Company has classified these contracts as Level 3 assets for fair value measurement purposes.
The following table sets forth by level, within the fair value hierarchy, the pension plan assets at fair value as of December 31, 2014:

		Fair Value Measurements at Reporting Date Using
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
In millions	December 31, 2014	(Level 1)	(Level 2)	(Level 3)
Money market funds	$2	$—	$2	$—
Equity funds	21	—	21	—
Bond/fixed-income funds	28	—	28	—
Real-estate indirect investment	4	—	4	—
Commodities/Other	1	—	1	—
Insurance contracts	11	—	—	11
Total Assets at fair value	$67	$—	$56	$11

The table below sets forth a summary of changes in the fair value of the pension plan level 3 assets for the year ended December 31, 2014:

In millions	Insurance Contracts
Balance as of January 1, 2014	$10
Purchases, sales and settlements, net	1
Balance as of December 31, 2014	$11
The following table sets forth by level, within the fair value hierarchy, the pension plan assets at fair value as of December 31, 2013:

		Fair Value Measurements at Reporting Date Using
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
In millions	December 31, 2013	(Level 1)	(Level 2)	(Level 3)
Money market funds	$3	$—	$3	$—
Equity funds	26	—	26	—
Bond/fixed-income funds	28	—	28	—
Real-estate indirect investment	5	—	5	—
Commodities/Other	4	—	4	—
Insurance contracts	10	—	—	10
Total Assets at fair value	$76	$—	$66	$10
The table below sets forth a summary of changes in the fair value of the pension plan level 3 assets for the year ended December 31, 2013:

In millions	Insurance Contracts
Balance as of January 1, 2013	$8
Purchases, sales and settlements, net	2
Balance as of December 31, 2013	$10
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
Cash Flows Related to Employee Benefit Plans
Cash Contributions. The Company expects to contribute approximately $8 million to the international pension plans and $5 million for postemployment benefit obligations in 2015.

Estimated Future Benefit Payments. The Company expects to make the following benefit payments reflecting past and future service from its pension and postemployment plans:

	Pension Benefits	Postemployment Benefits
In millions
Year
2015	$3	$5
2016	$5	$5
2017	$6	$5
2018	$6	$5
2019	$5	$5
2020-2024	$32	$23
Savings Plans. U.S. employees and many international employees participate in defined contribution savings plans. These plans generally provide either a specified percent of pay or a matching contribution on participating employees’ voluntary elections. The Company’s matching contributions typically are subject to a maximum percentage or level of compensation. Employee contributions can be made pre-tax, after-tax or a combination thereof. The following table identifies the expense for the U.S and International subsidiary savings plans for the years ended December 31:

In millions	2014	2013	2012
U.S. savings plan	$23	$23	$21
International subsidiary savings plans	$18	$17	$18
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

The following table identifies the contract notional amount of the Company’s foreign exchange forward contracts at December 31:

In millions	2014	2013
Contract notional amount of foreign exchange forward contracts	$116	$152
Net contract notional amount of foreign exchange forward contracts	$17	$24
The fair value derivative assets and liabilities recorded in other current assets and accrued liabilities at December 31, 2014 and 2013, were not material.
Gains and losses from the Company’s fair value hedges (foreign currency forward contracts and related hedged items) were immaterial for the years ended December 31, 2014, 2013 and 2012. Gains and losses from foreign exchange forward contracts are fully recognized each period and reported along with the offsetting gain or loss of the related hedged item, either in cost of products or in other income, depending on the nature of the related hedged item.
Note 8 Commitments and Contingencies
In the normal course of business, the Company is subject to proceedings, lawsuits, governmental investigations, claims and other matters, including those that relate to the environment, health and safety, employee benefits, export compliance, intellectual property, tax matters, and other regulatory compliance and general matters.
Guarantees and Product Warranties.
Guarantees associated with the Company’s business activities are reviewed for appropriateness and impact to the Company’s financial statements. Periodically, the Company’s customers enter into various leasing arrangements coordinated with a leasing company. In some instances, the Company guarantees the leasing company a minimum value at the end of the lease term on the leased equipment. As of December 31, 2014, the maximum future payment obligation of this guaranteed value and the associated liability balance was $4 million.
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
The following table identifies the activity relating to the warranty reserve liability for the years ended December 31:

In millions	2014	2013	2012
Beginning balance at January 1	$8	$8	$6
Accruals for warranties issued	16	15	17
Settlements (in cash or kind)	(17)	(15)	(15)
Balance at end of period	$7	$8	$8
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
Leases. Teradata conducts certain of its sales and administrative operations using leased facilities, the initial lease terms of which vary in length. Many of the leases contain renewal options and escalation clauses that are not material to the overall lease portfolio. Future minimum operating lease payments and committed subleases under non-cancelable leases as of December 31, 2014, for the following fiscal years were:

	Total
In millions	Amounts	2015	2016	2017	2018	2019
Operating lease obligations	$72	$23	$18	$15	$12	$4
Sublease rentals	(8)	(3)	(3)	(2)	—	—
Total committed operating leases less sublease rentals	$64	$20	$15	$13	$12	$4
The following table represents the Company’s actual rental expense and sublease rental income for the years ended December 31:

In millions	2014	2013	2012
Rental expense	$26	$26	$25
Sublease rental income	$3	$3	$3
The Company had no contingent rentals for these periods.
Concentrations of Risk. The Company is potentially subject to concentrations of credit risk on accounts receivable and financial instruments such as hedging instruments, and cash and cash equivalents. Credit risk includes the risk of nonperformance by counterparties. The maximum potential loss may exceed the amount recognized on the balance sheet. Exposure to credit risk is managed through credit approvals, credit limits, selecting major international financial institutions (as counterparties to hedging transactions) and monitoring procedures. Teradata’s business often involves large transactions with customers, and if one or more of those customers were to default in its obligations under applicable contractual arrangements, the Company could be exposed to potentially significant losses. However, management believes that the reserves for potential losses were adequate at December 31, 2014 and 2013.
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
The Company’s assets and liabilities measured at fair value on a recurring basis include money market funds, available-for-sale securities and foreign currency exchange contracts. A portion of the Company’s excess cash reserves are held in money market funds which generate interest income based on the prevailing market rates. Money market funds are included in cash and cash equivalents in the Company’s balance sheet. Money market fund holdings are measured at fair value using quoted market prices and are classified within Level 1 of the valuation hierarchy. Available-for-sale securities include equity securities that are traded in active markets, such as the National Association of Securities Dealers Automated Quotations Systems ("NASDAQ"), and are therefore included in Level 1 of the valuation hierarchy. Available-for-sale securities are included in other assets in the Company's balance sheet. Unrealized holding gains and losses are excluded from earnings and reported in other comprehensive income until realized.
When deemed appropriate, the Company minimizes its exposure to changes in foreign currency exchange rates through the use of derivative financial instruments, specifically, forward foreign exchange contracts. The fair value of these contracts are measured at the end of each interim reporting period using observable inputs other than quoted prices, specifically market spot and forward exchange rates. As such, these derivative instruments are classified within Level 2 of the valuation hierarchy. Fair value gains for open contracts are recognized as assets and fair value losses are recognized as liabilities. The fair value derivative assets and liabilities recorded in other current assets and accrued liabilities at December 31, 2014 and 2013, were not material. Any realized gains or losses would be mitigated by corresponding gains or losses on the underlying exposures. Further information on the Company’s use of forward foreign exchange contracts is included in Note 7.
The Company’s assets measured at fair value on a recurring basis and subject to fair value disclosure requirements at December 31, were as follows:

		Fair Value Measurements at Reporting Date Using
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
In millions	December 31, 2014	(Level 1)	(Level 2)	(Level 3)
Assets
Money market funds	$393	$393	$—	$—
Available-for-sale securities	78	78	—	—
Total assets at fair value	$471	$471	$—	$—

		Fair Value Measurements at Reporting Date Using
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
In millions	December 31, 2013	(Level 1)	(Level 2)	(Level 3)
Assets
Money market funds	$318	$318	$—	$—
Note 10 Debt
In June 2012, Teradata entered into a five-year revolving credit agreement (the “Credit Facility”), under which the Company may borrow up to $300 million. The Credit Facility expires June 15, 2017, at which point any remaining outstanding borrowings would be due for repayment unless extended by agreement of the parties for up to two additional one-year periods. The interest rate charged on borrowings pursuant to the Credit Facility can vary depending on the interest rate option the Company chooses to utilize and the Company’s leverage ratio at the time of the borrowing. The revolving credit facility carried a floating interest rate based on the London Interbank Offered Rate (“LIBOR”). The blended rate at December 31, 2014 was 1.14%. The Credit Facility is unsecured and contains certain representations and warranties, conditions, affirmative, negative and financial covenants, and events of default customary for such facilities. As of December 31, 2014, the Company had $220 million outstanding under the Credit Facility, leaving $80 million in additional borrowing capacity available. The Company was in compliance with all covenants at December 31, 2014.
In April 2011, Teradata obtained a senior unsecured $300 million five-year term loan. The term loan is payable in quarterly installments, commencing in June 2012, with all remaining principal due on April 5, 2016. The outstanding principal amount of the term loan agreement bears interest at a floating rate based upon a negotiated base rate or a Eurodollar rate plus in each case a margin based on the leverage ratio of the Company. As of December 31, 2014, the term loan principal outstanding was $248 million, carried an interest rate of 1.1875%, and the Company was in compliance with all covenants. Teradata’s term loan is recognized on the Company’s balance sheet at its unpaid principal balance, and is not subject to fair value measurement. However, given that the loan carries a variable rate, the Company estimates that the unpaid principal balance of the term loan would approximate its fair value.
Annual contractual maturities of principal on term loan outstanding at December 31, 2014, are as follows:

In millions
2015	$53
2016	195
Total	$248
The following table presents interest expense on borrowings for the years ended December 31:

In millions	2014	2013	2012
Interest expense	$3	$4	$4
Note 11 Segment, Other Supplemental Information and Concentrations
Teradata has historically managed its business in two geographic regions, which are also the Company’s operating segments: (1) the Americas region (North America and Latin America); and (2) the International region (Europe, Middle East, Africa, Asia Pacific and Japan). Management evaluates the performance of its segments based on revenue and segment margin. Corporate-related costs are fully-allocated to the segments, but for management reporting purposes assets are not allocated to the segments.
The following table presents regional segment revenue and segment gross margin for the Company for the years ended December 31:

In millions	2014	2013	2012
Segment revenue
Americas (1)	$1,619	$1,633	$1,619
International	1,113	1,059	1,046
Total revenue	2,732	2,692	2,665
Segment gross margin
Americas	943	947	967
International	536	526	524
Total gross margin	1,479	1,473	1,491
Selling, general and administrative expenses	770	757	728
Research and development expenses	206	184	183
Total income from operations	503	532	580
Other expense, net	(9)	(24)	(2)
Income before income taxes	$494	$508	$578

(1)	The Americas region includes revenue generated in the United States of $1,458 million in 2014, $1,511 million in 2013 and $1,478 million in 2012.

The following table presents revenue by product and services revenue for the Company for the years ended December 31:

In millions	2014	2013	2012
Products (software and hardware)(1)	$1,227	$1,230	$1,297
Consulting services	817	818	776
Maintenance services	688	644	592
Total services	1,505	1,462	1,368
Total revenue	$2,732	$2,692	$2,665

(1)
Our analytic database software and hardware products are often sold and delivered together in the form of a “node” of capacity as an integrated technology solution. Accordingly, it is impracticable to provide the breakdown of revenue from various types of software and hardware products.

The following table presents property and equipment by geographic area at December 31:

In millions	2014	2013
United States	$130	$131
Americas (excluding United States)	4	3
International	25	27
Property and equipment, net	$159	$161
Concentrations. No single customer accounts for more than 10% of the Company's revenue. As of December 31, 2014, the Company is not aware of any significant concentration of business transacted with a particular customer that could, if suddenly eliminated, have a material adverse effect on the Company’s operations. The Company also has no concentration of available sources of labor, services, licenses or other rights that could, if suddenly eliminated, have a material adverse effect on its operations.
Changes in segment reporting. Beginning January 2015, the Company will change its operating segments and report future results as two new separate segments: (a) data and analytics and (b) marketing applications.
Note 12 Business Combinations and Other Investment Activities
During 2014, the Company completed six immaterial business acquisitions and other equity investments for $69 million. These acquisitions complement and strengthen the Company's global portfolio. In addition, the Company recognized a loss of $9 million in an equity investment arising from an impairment of carrying value.
During 2013, the Company completed two immaterial business acquisitions and two other equity investments for $36 million. In addition, the Company recognized a loss of $25 million on an equity investments arising from an impairment of carrying value, partially offset by a $3 million gain on sale. The gains and losses for these transactions were recorded in other income (expense) in the Consolidated Statements of Income.
During 2012, the Company completed the acquisition of eCircle, a leading full service digital marketing provider in Europe, and other equity investments for $274 million.

Note 13 Accumulated Other Comprehensive Income
The following table provides information on changes in accumulated other comprehensive income (“AOCI”), net of tax, for the three years ended December 31:

In millions	Available-for-sale securities	Defined benefit plans	Foreign currency translation adjustments	Total AOCI
Balance as of December 31, 2011	$—	$(9)	$25	$16
Other comprehensive income before reclassifications	—	2	9	11
Amounts reclassified from AOCI	—	2	—	2
Net other comprehensive income	—	4	9	13
Balance as of December 31, 2012	$—	$(5)	$34	$29
Other comprehensive income before reclassifications	—	—	2	2
Amounts reclassified from AOCI	—	2	—	2
Net other comprehensive income	—	2	2	4
Balance as of December 31, 2013	$—	$(3)	$36	$33
Other comprehensive income (loss) before reclassifications	31	(22)	(47)	(38)
Amounts reclassified from AOCI	—	1	—	1
Net other comprehensive income (loss)	31	(21)	(47)	(37)
Balance as of December 31, 2014	$31	$(24)	$(11)	$(4)
The following table presents the impact and respective location of AOCI reclassifications in the Consolidated Statements of Income:

In millions		For the year ended December 31
AOCI Component	Location	2014	2013	2012
Defined benefit plans	Cost of services	$1	$2	$1
Defined benefit plans	Selling, general and administrative expenses	—	1	—
Defined benefit plans	Research and development expenses	—	(1)	1
Defined benefit plans	Net income	$1	$2	$2
Further information on the Company’s defined benefit plans is included in Note 6.

Note 14 Quarterly Information (unaudited)

In millions, except per share amounts	First	Second	Third	Fourth
2014
Total revenues	$628	$676	$667	$761
Gross margin	$333	$371	$350	$425
Operating income	$89	$133	$123	$158
Net income	$59	$96	$94	$118
Net income per share:
Basic	$0.37	$0.61	$0.61	$0.78
Diluted	$0.37	$0.60	$0.60	$0.77
2013
Total revenues	$587	$670	$666	$769
Gross margin	$305	$379	$358	$431
Operating income	$76	$147	$132	$177
Net income	$59	$108	$98	$112
Net income per share:
Basic	$0.36	$0.66	$0.60	$0.69
Diluted	$0.35	$0.65	$0.59	$0.68
Note 15 Subsequent Events
From January 1, 2015 through February 25, 2015, the Company purchased approximately 2.9 million shares for approximately $127 million. As of February 25, 2015 the Company had approximately $272 million of share repurchase authorization remaining.

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
Based on their evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective to provide reasonable assurance as of December 31, 2014.
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
Management assessed the effectiveness of Teradata’s internal control over financial reporting as of the end of the period covered by this report. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control – Integrated Framework (2013). Based on our assessment and those criteria, management concluded that Teradata’s internal control over financial reporting was effective as of December 31, 2014.
Teradata’s independent registered public accounting firm has issued their report on the effectiveness of Teradata’s internal control over financial reporting, which appears in this Annual Report.
Changes in Internal Control over Financial Reporting
There have been no changes in our internal control over financial reporting that occurred during the last fiscal quarter ended December 31, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	OTHER INFORMATION
None.
PART III

Item 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Information required to be included in Part III Item 10 is set forth under the captions “Election of Directors” and “Additional Information Concerning the Board of Directors” in Teradata’s Notice of Annual Meeting of Stockholders and Proxy Statement to be filed with the SEC within 120 days after the end of our fiscal 2014 year (the “2015 Proxy Statement”) and is incorporated herein by reference. The information under the heading “Executive Officers of the Registrant” in Part I Item 1 of this Annual Report on Form 10-K is also incorporated by reference in this section.

Item 11.	EXECUTIVE COMPENSATION
Information required to be included in Part III Item 11 is set forth under the captions “Director Compensation,” “Compensation Discussion and Analysis,” “Compensation Tables,” “Potential Payments Upon Termination or Change in Control,” “Compensation and Human Resource Committee” and “Board Compensation and Human Resource Committee Report on Executive Compensation” in Teradata’s 2015 Proxy Statement and incorporated herein by reference.

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Information required to be included in Part III Item 12 is set forth under the captions “Stock Ownership” in Teradata’s 2015 Proxy Statement and incorporated herein by reference.

Securities Authorized for Issuance under Equity Compensation Plans
The following table provides information as of December 31, 2014, regarding compensation plans (including individual compensation arrangements) under which equity securities of the Company are authorized for issuance.
Equity Compensation Plan Information

	Number of securities to be issued upon exercise of outstanding options,	Weighted-average exercise price of outstanding options,	Number of securities remaining available for future issuance under equity compensation plans (excluding securities
Plan category	warrants and rights	warrants and rights	reflected in column (a))
	(a)(1)	(b)	(c)(2)
Equity compensation plans approved by security holders	7,237,237	$35.50	8,407,738
Equity compensation plans not approved by security holders	N/A	N/A	N/A
Total	7,237,237		8,407,738

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
Information required to be included in Part III Item 13 is set forth under the captions “Related Person Transactions” and “Board Independence and Related Transactions” in Teradata’s 2015 Proxy Statement and incorporated herein by reference.

Item 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES
Information required to be included in Part III Item 14 is set forth under the caption “Fees Paid to Independent Registered Public Accounting Firm” in Teradata’s 2015 Proxy Statement and incorporated herein by reference.

PART IV

Item 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)	Index
1. Financial Statements: The consolidated financial statements of the Company and the Report of Independent Registered Public Accounting Firm as set forth in Part II, Item 8 of this Annual Report:

2. Financial Statement Schedule: Financial Statement Schedule II – Valuation and Qualifying Accounts is included in this Annual Report on page 81. All other schedules are not required under the related instructions or are not applicable.
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

10.7.3*
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

10.7.5*
Form of Restricted Stock Unit Agreement Under the Teradata Corporation 2007 Stock Incentive Plan, approved on November 29, 2010 and November 28, 2011 (incorporated by reference to Exhibit 10.11.12 to the Annual Report on Form 10-K dated March 1, 2011).

10.7.6*	Form of 2007 Director Option Grant Statement (incorporated by reference to Exhibit 10.11.6 to the Annual Report on Form 10-K dated March 3, 2008 (SEC file number 001-33458)).

10.7.7*
Form of 2008 Director Option Grant Statement under the Teradata Corporation 2007 Stock Incentive Plan (incorporated by reference to Exhibit 10.5 to the Quarterly Report on Form 10-Q dated May 15, 2008 (SEC file number 001-33458)).

10.7.8*
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

10.9.6*
Form of Stock Option Agreement Under the Teradata 2012 Stock Incentive Plan, approved on December 2, 2013 (incorporated by reference to Exhibit 10.9.6 to the Annual Report on Form 10-K dated February 27, 2014).

10.9.7*
Form of Stock Option Agreement For Non-U.S. Employees Under the Teradata 2012 Stock Incentive Plan, approved on December 2, 2013. (incorporated by reference to Exhibit 10.9.7 to the Annual Report on Form 10-K dated February 27, 2014).

10.9.8*
Form of Restricted Share Unit Agreement Under the Teradata 2012 Stock Incentive Plan, approved on December 2, 2013. (incorporated by reference to Exhibit 10.9.8 to the Annual Report on Form 10-K dated February 27, 2014).

10.9.9*
Form of Restricted Share Unit Agreement For Non-U.S. Employees Under the Teradata 2012 Stock Incentive Plan, approved on December 2, 2013. (incorporated by reference to Exhibit 10.9.9 to the Annual Report on Form 10-K dated February 27, 2014).

10.9.10*
Form of Performance-Based Restricted Share Unit Agreement Under the Teradata 2012 Stock Incentive Plan, approved on December 2, 2013 (incorporated by reference to Exhibit 10.9.10 to the Annual Report on Form 10-K dated February 27, 2014).

10.9.11*	Form of Stock Option Agreement Under the Teradata 2012 Stock Incentive Plan, approved on December 1, 2014.

10.9.12*	Form of Stock Option Agreement For Non-U.S. Employees Under the Teradata 2012 Stock Incentive Plan, approved on December 1, 2014.

10.9.13*	Form of Restricted Share Unit Agreements Under the Teradata 2012 Stock Incentive Plan, approved on December 1, 2014.

10.9.14*	Form of Restricted Share Unit Agreements For Non-U.S. Employees Under the Teradata 2012 Stock Incentive Plan, approved on December 1, 2014.

10.9.15*	Form of Performance-Based Restricted Share Unit Agreement Under the Teradata 2012 Stock Incentive Plan, approved on December 1, 2014.

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

10.16*	Employment contract with Hermann Wimmer, effective as of January 1, 2013 (incorporated by reference to Exhibit 10.22 to the Annual Report on Form 10-K dated February 28, 2013).

10.16.1*	Amendment Agreement to the Employment Contract with Hermann Wimmer, effective as of February 27, 2015.

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

21	Subsidiaries of Teradata Corporation.

23.1	Consent of Independent Registered Public Accounting Firm.

31.1	Certification pursuant to Rule 13a-14(a) dated February 27, 2015.

31.2	Certification pursuant to Rule 13a-14(a) dated February 27, 2015.

32	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 dated February, 27, 2015.

101
Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Consolidated Statement of Income for the twelve month periods ended December 31, 2014, 2013 and 2012, (ii) the Consolidated Statement of Comprehensive Income for the twelve month periods ended December 31, 2014, 2013 and 2012, (iii) the Consolidated Balance Sheet at December 31, 2014 and 2013, (iv) the Consolidated Statement of Cash Flows for the twelve month periods ended December 31, 2014, 2013 and 2012, (v) the Consolidated Statement of Changes in Stockholders’ Equity for the twelve month periods ended December 31, 2014, 2013 and 2012, (vi) Financial Statement Schedule II, and (vii) the notes to the Condensed Consolidated Financial Statements.

*	Management contracts or compensatory plans, contracts or arrangements.

TERADATA CORPORATION
SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS
(In millions)

Column A	Column B	Column C		Column D	Column E
Description	Balance at Beginning of Period	Additions Charged to Costs & Expenses	Charged to Other Accounts*	Deductions	Balance at End of Period
Allowance for doubtful accounts
Year ended December 31, 2014	$18	$3	$—	$2	$19
Year ended December 31, 2013	$18	$1	$—	$1	$18
Year ended December 31, 2012	$13	$2	$3	$—	$18
Deferred tax valuation allowance
Year ended December 31, 2014	$13	$7	$—	$—	$20
Year ended December 31, 2013	$9	$4	$—	$—	$13
Year ended December 31, 2012	$—	$9	$—	$—	$9

*	The allowance for doubtful accounts increased by $3 million for the year ended December 31, 2012 due to reserves from acquired entities

SIGNATURES
Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TERADATA CORPORATION

Date: February 27, 2015	By:	/s/ Stephen M. Scheppmann
Stephen M. Scheppmann
Executive Vice President and Chief Financial Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Signature	Title

/s/ Michael F. Koehler	Director and Chief Executive Officer
Michael F. Koehler

/s/ Stephen M. Scheppmann	Executive Vice President and Chief Financial Officer
Stephen M. Scheppmann	(Principal Financial and Accounting Officer)

/s/ James M. Ringler	Chairman of the Board of Directors
James M. Ringler

/s/ Edward P. Boykin	Director
Edward P. Boykin

/s/ Nancy E. Cooper	Director
Nancy E. Cooper

/s/ Cary T. Fu	Director
Cary T. Fu

/s/ David E. Kepler	Director
David E. Kepler

/s/ Victor L. Lund	Director
Victor L. Lund

/s/ John G. Schwarz	Director
John G. Schwarz

/s/ William S. Stavropoulos	Director
William S. Stavropoulos
Date: February 27, 2015