Form 10-Q
period 2015-03-31
TERADATA CORP /DE/
filed 2015-05-08
CIK 816761

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2015
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
At April 30, 2015, the registrant had approximately 142.0 million shares of common stock outstanding.

TABLE OF CONTENTS
PART I—FINANCIAL INFORMATION

Part 1—FINANCIAL INFORMATION

Item 1.	Financial Statements.
Teradata Corporation
Condensed Consolidated Statements of Income (Unaudited)

	Three Months Ended March 31,
In millions, except per share amounts	2015	2014
Revenue
Product revenue	$241	$273
Service revenue	341	355
Total revenue	582	628
Costs and operating expenses
Cost of products	109	92
Cost of services	196	203
Selling, general and administrative expenses	184	188
Research and development expenses	63	56
Total costs and operating expenses	552	539
Income from operations	30	89
Other expense, net	—	(7)
Income before income taxes	30	82
Income tax expense	8	23
Net income	$22	$59
Net income per weighted average common share
Basic	$0.15	$0.37
Diluted	$0.15	$0.37
Weighted average common shares outstanding
Basic	145.2	158.4
Diluted	147.7	160.9
See Notes to Condensed Consolidated Financial Statements (Unaudited).

Teradata Corporation
Condensed Consolidated Statements of Comprehensive (Loss) Income (Unaudited)

	Three Months Ended March 31,
In millions	2015	2014
Net income	$22	$59
Other comprehensive (loss) income:
Foreign currency translation adjustments	(31)	(1)
Securities:
Unrealized loss on securities, before tax	(9)	—
Unrealized loss on securities, tax portion	3	—
Unrealized loss on securities, net of tax	(6)	—
Defined benefit plans:
Defined benefit plan adjustment, before tax	2	—
Defined benefit plan adjustment, tax portion	—	—
Defined benefit plan adjustment, net of tax	2	—
Other comprehensive loss	(35)	(1)
Comprehensive (loss) income	$(13)	$58
See Notes to Condensed Consolidated Financial Statements (Unaudited).

Teradata Corporation
Condensed Consolidated Balance Sheets (Unaudited)

In millions, except per share amounts	March 31, 2015	December 31, 2014
Assets
Current Assets
Cash and cash equivalents	$881	$834
Accounts receivable, net	583	619
Inventories	42	38
Other current assets	85	81
Total current assets	1,591	1,572
Property and equipment, net	162	159
Capitalized software, net	197	199
Goodwill	924	948
Acquired intangible assets, net	122	136
Deferred income taxes	19	20
Other assets	88	98
Total assets	$3,103	$3,132
Liabilities and stockholders’ equity
Current liabilities
Current portion of long-term debt	$7	$53
Short-term borrowings	—	220
Accounts payable	148	126
Payroll and benefits liabilities	119	125
Deferred revenue	492	370
Other current liabilities	84	101
Total current liabilities	850	995
Long-term debt	593	195
Pension and other postemployment plan liabilities	95	99
Long-term deferred revenue	16	18
Deferred tax liabilities	74	86
Other liabilities	31	32
Total liabilities	1,659	1,425
Commitments and contingencies (Note 7)
Stockholders’ equity
Preferred stock: par value $0.01 per share, 100.0 shares authorized, no shares issued and outstanding at March 31, 2015 and December 31, 2014, respectively	—	—
Common stock: par value $0.01 per share, 500.0 shares authorized, 141.9 and 147.9 shares issued at March 31, 2015 and December 31, 2014, respectively	1	1
Paid-in capital	1,077	1,054
Retained earnings	405	656
Accumulated other comprehensive loss	(39)	(4)
Total stockholders’ equity	1,444	1,707
Total liabilities and stockholders’ equity	$3,103	$3,132
See Notes to Condensed Consolidated Financial Statements (Unaudited).

Teradata Corporation
Condensed Consolidated Statements of Cash Flows (Unaudited)

	Three Months Ended March 31,
In millions	2015	2014
Operating activities
Net income	$22	$59
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	42	41
Stock-based compensation expense	17	12
Excess tax benefit from stock-based compensation	—	(1)
Deferred income taxes	(6)	(5)
Loss on investments	—	8
Changes in assets and liabilities:
Receivables	37	111
Inventories	(4)	14
Current payables and accrued expenses	13	3
Deferred revenue	120	109
Other assets and liabilities	(19)	(8)
Net cash provided by operating activities	222	343
Investing activities
Expenditures for property and equipment	(17)	(12)
Additions to capitalized software	(15)	(21)
Business acquisitions and other investing activities, net	—	(4)
Net cash used in investing activities	(32)	(37)
Financing activities
Repurchases of common stock	(269)	(86)
Proceeds from long-term borrowings	600	—
Repayments of long-term borrowings	(247)	(4)
Repayments of credit facility borrowings	(220)	—
Excess tax benefit from stock-based compensation	—	1
Other financing activities, net	6	7
Net cash used in financing activities	(130)	(82)
Effect of exchange rate changes on cash and cash equivalents	(13)	3
Increase in cash and cash equivalents	47	227
Cash and cash equivalents at beginning of period	834	695
Cash and cash equivalents at end of period	$881	$922
See Notes to Condensed Consolidated Financial Statements (Unaudited).

Notes to Condensed Consolidated Financial Statements (Unaudited)
1. Basis of Presentation
These statements have been prepared pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”) and, in accordance with those rules and regulations, do not include all information and footnote disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). In the opinion of management, the condensed consolidated financial statements reflect all adjustments, consisting only of normal recurring adjustments, necessary to fairly state the results of operations, financial position and cash flows of Teradata Corporation (“Teradata” or the “Company”) for the interim periods presented herein. The year-end 2014 condensed consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by GAAP. The preparation of condensed consolidated financial statements in conformity with GAAP requires management to make use of estimates and assumptions that affect the reported amounts and disclosures. Actual results may vary from these estimates.
These condensed consolidated interim financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in Teradata’s most recent Annual Report on Form 10-K for the fiscal year ended December 31, 2014 (the “2014 Annual Report”). The results of operations for any interim period are not necessarily indicative of the results of operations to be expected for the full year.
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
The amendments in this update are effective for fiscal years, and interim periods within those years, beginning after December 15, 2016, with early application not permitted. The standard allows entities to apply the standard retrospectively for all periods presented or alternatively an entity is permitted to recognize the cumulative effect of initially applying the guidance as an opening balance sheet adjustment to retained earnings in the period of initial application. In April 2015, the FASB proposed a one-year delay in the effective date of the new standard. Under this proposal, the new revenue standard would be effective for annual reporting periods beginning after December 15, 2017. The Company is currently evaluating the impact on its consolidated financial position, results of operations and cash flows, as well as the method of transition that will be used in adopting the standard.
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
Income Statement Presentation by Eliminating the Concept of Extraordinary Items. This update eliminates from GAAP the concept of extraordinary items. The amendments in this update are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. A reporting entity may apply the amendments prospectively. A reporting entity also may apply the amendments retrospectively to all prior periods presented in the financial statements. Early adoption is permitted provided that the guidance is applied from the beginning of the fiscal year of adoption. This amendment is not expected to have a material impact on the Company's results of operations.
Simplifying the Presentation of Debt Issuance Costs. To simplify presentation of debt issuance costs, the amendments in this update require that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The recognition and measurement guidance for debt issuance costs are not affected by the amendments in this update. For public business entities, the amendments in this update are effective for financial statements issued for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years and shall be applied on a retrospective basis. This amendment is not expected to have a material impact on the Company's consolidated financial position.
Intangibles, Goodwill and Other Internal-Use Software. The amendments in this update provide guidance to customers about whether a cloud computing arrangement includes a software license. If a cloud computing arrangement includes a software license, then the customer should account for the software license element of the arrangement consistent with the acquisition of other software licenses. If a cloud computing arrangement does not include a software license, the customer should account for the arrangement as a service contract. The guidance will not change current guidance for a customer’s accounting for service contracts. This amendment will be effective for annual periods, including interim periods within those annual periods beginning after December 15, 2015. Early adoption is permitted. The Company is currently evaluating the impact of this guidance on its consolidated financial position, results of operations and cash flows.
3. Supplemental Financial Information

	As of
In millions	March 31, 2015	December 31, 2014
Inventories
Finished goods	$25	$21
Service parts	17	17
Total inventories	$42	$38

Deferred revenue
Deferred revenue, current	$492	$370
Long-term deferred revenue	16	18
Total deferred revenue	$508	$388

4. Goodwill and Acquired Intangible Assets
The following table identifies the activity relating to goodwill by operating segment:

In millions	Balance, December 31, 2014	Adjustments	Currency Translation Adjustments	Balance, March 31, 2015
Goodwill
Data and Analytics	$351	$(3)	$(3)	$345
Marketing Applications	597	—	(18)	579
Total goodwill	$948	$(3)	$(21)	$924
The changes to goodwill for the three months ended March 31, 2015 were due to changes in foreign currency exchange rates and a purchase accounting adjustment on a recent acquisition.
Acquired intangible assets were specifically identified when acquired, and are deemed to have finite lives. The gross carrying amount and accumulated amortization for Teradata’s acquired intangible assets were as follows:

		March 31, 2015		December 31, 2014
In millions	Amortization Life (in Years)	Gross Carrying Amount	Accumulated Amortization and Currency Translation Adjustments	Gross Carrying Amount	Accumulated Amortization and Currency Translation Adjustments
Acquired intangible assets
Intellectual property/developed technology	1 to 7	$186	$(105)	$186	$(95)
Customer relationships	3 to 10	77	(39)	77	(35)
Trademarks/trade names	5	1	(1)	1	(1)
In-process research and development	5	5	(2)	5	(2)
Total		$269	$(147)	$269	$(133)
The aggregate amortization expense (actual and estimated) for acquired intangible assets for the following periods is as follows:

	Three Months Ended March 31,
In millions	2015	2014
Amortization expense	$11	$11

	Actual	For the years ended (estimated)
In millions	2014	2015	2016	2017	2018	2019
Amortization expense	$47	$42	$33	$25	$14	$11
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
The effective tax rate for the three months ended March 31, 2015 and March 31, 2014 was 26.7% and 28.0%, respectively. There were no material discrete tax items in either tax period. The decrease in the effective tax rate was primarily driven by a higher percentage of forecasted foreign pre-tax earnings mix for the three months ended March 31, 2015 versus the three months ended March 31, 2014.

6. Derivative Instruments and Hedging Activities
As a portion of Teradata’s operations is conducted outside the United States and in currencies other than the U.S. dollar, the Company is exposed to potential gains and losses from changes in foreign currency exchange rates. In an attempt to mitigate the impact of currency fluctuations, the Company uses foreign exchange forward contracts to hedge transactional exposures resulting predominantly from foreign currency denominated inter-company receivables and payables. The forward contracts are designated as fair value hedges of specified foreign currency denominated inter-company receivables and payables and generally mature in three months or less. The Company does not hold or issue derivative financial instruments for trading purposes, nor does it hold or issue leveraged derivative instruments. By using derivative financial instruments to hedge exposures to changes in exchange rates, the Company exposes itself to credit risk. The Company manages exposure to counterparty credit risk by entering into derivative financial instruments with highly rated institutions that can be expected to fully perform under the terms of the applicable contracts.
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
The following table identifies the contract notional amount of the Company’s foreign exchange forward contracts:

	As of
In millions	March 31, 2015	December 31, 2014
Contract notional amount of foreign exchange forward contracts	$94	$116
Net contract notional amount of foreign exchange forward contracts	$2	$17
The fair value of derivative assets and liabilities recorded in other current assets and accrued liabilities at March 31, 2015 and December 31, 2014, were not material.
Gains and losses from the Company’s fair value hedges (foreign currency forward contracts and related hedged items) were immaterial for the three months ended March 31, 2015 and March 31, 2014. Gains and losses from foreign exchange forward contracts are fully recognized each period and reported along with the offsetting gain or loss of the related hedged item, either in cost of products or in other income, depending on the nature of the related hedged item.
7. Commitments and Contingencies
In the normal course of business, the Company is subject to proceedings, lawsuits, governmental investigations, claims and other matters, including those that relate to the environment, health and safety, employee benefits, export compliance, intellectual property, tax matters and other regulatory compliance and general matters.
Guarantees and Product Warranties. Guarantees associated with the Company’s business activities are reviewed for appropriateness and impact to the Company’s financial statements. Periodically, the Company’s customers enter into various leasing arrangements coordinated with a leasing company. In some instances, the Company guarantees the leasing company a minimum value at the end of the lease term on the leased equipment. As of March 31, 2015, the maximum future payment obligation of this guaranteed value and the associated liability balance was $5 million.

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
The following table identifies the activity relating to the warranty reserve for the three months ended March 31:

In millions	2015	2014
Warranty reserve liability
Beginning balance at January 1	$7	$8
Provisions for warranties issued	2	3
Settlements (in cash or in kind)	(3)	(4)
Balance at March 31	$6	$7
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
When deemed appropriate, the Company minimizes its exposure to changes in foreign currency exchange rates through the use of derivative financial instruments, specifically, forward foreign exchange contracts. The fair value of these contracts are measured at the end of each interim reporting period using observable inputs other than quoted prices, specifically market spot and forward exchange rates. As such, these derivative instruments are classified within Level 2 of the valuation hierarchy. Fair value gains for open contracts are recognized as assets and fair value losses are recognized as liabilities. The fair value derivative assets and liabilities recorded in other current assets and accrued liabilities at March 31, 2015 and December 31, 2014, were not material. Any realized gains or losses would be mitigated by corresponding gains or losses on the underlying exposures.
The Company’s assets measured at fair value on a recurring basis and subject to fair value disclosure requirements at March 31, 2015 and December 31, 2014 were as follows:

		Fair Value Measurements at Reporting Date Using
In millions	March 31, 2015	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Money market funds	$430	$430	$—	$—
Available-for-sale securities	69	69	—	—
Total assets at fair value	$499	$499	$—	$—

		Fair Value Measurements at Reporting Date Using
In millions	December 31, 2014	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Money market funds	$393	$393	$—	$—
Available-for-sale securities	78	78	—	—
Total assets at fair value	$471	$471	$—	$—
9. Debt
On March 25, 2015, Teradata replaced its existing five-year, $300 million revolving credit facility with a new $400 million revolving credit facility (the “Credit Facility”). The Credit Facility ends on March 25, 2020 at which point any remaining outstanding borrowings would be due for repayment unless extended by agreement of the parties for up to two additional one-year periods. The interest rate charged on borrowings pursuant to the Credit Facility can vary depending on the interest rate option the Company chooses to utilize and the Company’s leverage ratio at the time of the borrowing. In the near term, Teradata would anticipate choosing a floating rate based on the London Interbank Offered Rate (“LIBOR”). The Credit Facility is unsecured and contains certain representations and warranties, conditions, affirmative, negative and financial covenants, and events of default customary for such facilities.
As of March 31, 2015, the Company had no borrowings outstanding under the Credit Facility, leaving $400 million in additional borrowing capacity available under the Credit Facility. The Company was in compliance with all covenants as of March 31, 2015.

Also on March 25, 2015, Teradata closed on a new senior unsecured $600 million five-year term loan, the proceeds of which were used to pay off the remaining $247 million of principal on its existing term loan, pay off the $220 million outstanding balance on the prior credit facility, and to fund share repurchases. The $600 million term loan is payable in quarterly installments, which will commence on March 31, 2016, with all remaining principal due in March 2020. The outstanding principal amount under the term loan agreement bears interest at a floating rate based upon a negotiated base rate or a Eurodollar rate plus a margin based on the leverage ratio of the Company. As of March 31, 2015, the term loan principal outstanding was $600 million and carried an interest rate of 1.4375%. The Company was in compliance with all covenants as of March 31, 2015.

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
The components of basic and diluted earnings per share are as follows:

	Three Months Ended March 31,
In millions, except per share amounts	2015	2014
Net income available for common stockholders	$22	$59
Weighted average outstanding shares of common stock	145.2	158.4
Dilutive effect of employee stock options, restricted stock and other stock awards	2.5	2.5
Common stock and common stock equivalents	147.7	160.9
Earnings per share:
Basic	$0.15	$0.37
Diluted	$0.15	$0.37
Options to purchase 3.1 million and 2.2 million shares of common stock for the three months ended March 31, 2015 and March 31, 2014, respectively were not included in the computation of diluted earnings per share because their exercise prices were greater than the average market price of the common shares for the period, and therefore would have been anti-dilutive.
11. Segment and Other Supplemental Information
Effective January 1, 2015, Teradata implemented an organizational change in which Teradata now manages its business in two divisions, which are also the Company’s operating segments: (1) data and analytics, and (2) marketing applications. This change will enable each division to be more sharply focused in rapidly addressing the dynamics of each market, and in bringing the best solutions to our customers. For purposes of discussing results by segment, management excludes the impact of certain items, consistent with the manner by which management evaluates the performance of each segment. This format is useful to investors because it allows analysis and comparability of operating trends. It also includes the same information that is used by Teradata management to make decisions regarding the segments and to assess financial performance. The chief operating decision maker evaluates the performance of the segments based on revenue and multiple profit measures, including segment gross margin. For management reporting purposes assets are not allocated to the segments. Prior period segment information has been reclassified to conform to the current period presentation.

The following table presents segment revenue and segment gross margin for the Company:

	Three Months Ended March 31,
In millions	2015	2014
Segment revenue
Data and Analytics	$536	$577
Marketing Applications	46	51
Total revenue	582	628
Segment gross margin
Data and Analytics	269	322
Marketing Applications	18	23
Total segment gross margin	287	345
Stock-based compensation expense	(4)	(3)
Amortization of acquisition-related intangible assets	(5)	(5)
Acquisition, integration and reorganization-related costs	(1)	(4)
Total gross margin	277	333
Selling, general and administrative expenses	184	188
Research and development costs	63	56
Income from operations	$30	$89

The following table presents revenue by product and services for the Company:

	Three Months Ended March 31,
In millions	2015	2014
Products (software and hardware)(1)	$241	$273
Consulting services	172	189
Maintenance services	169	166
Total services	341	355
Total revenue	$582	$628

(1) Our analytic database software and hardware products are often sold and delivered together in the form of a “node” of capacity as an integrated technology solution. Accordingly, it is impracticable to provide the breakdown of revenue from various types of software and hardware products.
12. Subsequent Events
On May 4, 2015, the Company’s Board of Directors authorized an additional $300 million to be utilized to repurchase Teradata Corporation common stock under the Company’s general open market share repurchase program, which resulted in a total of approximately $431 million authorized for share repurchases under this program as of that date.
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”).
You should read the following discussion in conjunction with the Condensed Consolidated Financial Statements and the notes to those statements included elsewhere in this Quarterly Report on Form 10-Q. This Quarterly Report on Form 10-Q contains certain statements that are forward-looking within the meaning of the Private Securities Litigation Reform Act of 1995. Certain statements contained in the MD&A are forward-looking statements that involve risks and uncertainties. The forward-looking statements are not historical facts, but rather are based on current expectations, estimates, assumptions and projections about our industry, business and future financial results. Our actual results could differ materially from the results contemplated by these forward-looking statements due to a number of factors, including those discussed in other sections of this Quarterly Report on Form 10-Q and in the 2014 Annual Report on Form 10-K.

First Quarter Financial Overview
As more fully discussed in later sections of this MD&A, the following were significant financial items for the first quarter of 2015:

•	Total revenue was $582 million for the first quarter of 2015, down from the first quarter of 2014, with an underlying 12% decrease in product revenue and a 4% decrease in services revenue.

•	Gross margin decreased to 47.6% in the first quarter of 2015 down from 53.0% in the first quarter of 2014, mainly driven by lower product margin.

•	Operating income was $30 million in the first quarter of 2015, compared to $89 million in the first quarter of 2014, driven by lower product and consulting revenue and gross margin.

•	Net income in the first quarter of 2015 was $22 million, compared to $59 million in the first quarter of 2014.
Strategic Overview
Teradata helps companies achieve competitive advantage and win in their markets by empowering them to become “data-driven businesses” capable of exploiting data for insight and value. With Teradata’s industry-leading analytic data platforms for data warehousing and big data analytics, marketing applications and proven consulting expertise, companies can become more competitive by leveraging data insights to increase revenue, reduce costs, improve business processes, enhance customer relationships, improve their marketing and drive innovation.
We continue to focus on the following key initiatives to broaden our position in the market and take advantage of these market opportunities.

•	Be the trusted advisor for enabling data-driven business and continue investing in business and technical consulting via organic growth and targeted strategic acquisitions;

•
Invest to expand our leading Unified Data Architecture, data warehouse software and platform family, big data discovery platforms and Hadoop®-based data management platforms to address multiple market segments through internal development and targeted strategic acquisitions;

•
Accelerate our product development for marketing applications by investing in high-growth opportunities in digital marketing and marketing analytics, and adding to capabilities through targeted acquisitions;

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
Future Trends
We believe that demand for our analytic data platforms will continue to increase due to the continued growth of data volumes and types of data, the scale and complexity of business requirements, and the growing use of new data elements and more analytics over time. The adoption by customers of a broader set of analytics including predictive analytics, behavioral analytics, location analytics, connection analytics, and many others is driving more applications, usage and capacity. This increased breadth of analytics also drives the need for an overall architecture to manage an increasingly complex analytics environment. As a result, we expect that Teradata’s leadership in analytic data platforms and Unified Data Architecture positions us for future growth.
This growth, however, is not expected to be without its challenges from general economic conditions, competitive pressures, alternative technologies, and other risks and uncertainties. Since mid-2012, Teradata has seen a change in customers’ buying patterns, particularly in the Americas region, with respect to large capital investments and related services due to capital constraints, short-term investment priorities and lower cost alternatives. Currently, we believe that the greatest challenge for future revenue growth relates to pressures on large capital expenditures. We believe that a number of factors are contributing to a slowdown in our data and analytics revenue growth, including: information technology budget constraints; prior investments made by several of our existing customers to build out their Teradata integrated data warehousing ("IDW") environments; a current focus of investments in their analytical ecosystems which have lower average selling prices than IDW environments; and to a lesser degree the transfer of some IDW workloads to other platforms in the ecosystem. In addition, as we broaden our product portfolio and market reach, we are starting to see smaller deal sizes and more revenue derived from our appliances, which is contributing to some extent to lower product gross margins.
Overall, we believe that IDW will remain a critical part of companies’ analytical ecosystems, and Teradata’s technology is highly differentiated with our ability to handle the concurrency and service level agreements of hundreds to thousands of mission-critical users and applications. Further, we believe the Company has the opportunity for continued revenue growth from both the expansion of our existing customers’ analytical ecosystems (through growth in IDW and Teradata big data analytics) as well as the addition of new customers.
Although we did not experience significant changes related to competitive and/or pricing trends for our analytic data platforms in the quarter ended March 31, 2015, there is risk that pricing and competitive pressures on our solutions could occur in the future as, among other things, major customers evaluate and rationalize their analytics infrastructure, particularly to the extent that cost becomes a top priority in companies and lower-cost, but less-sophisticated, alternatives are more seriously and frequently considered. These alternatives generally do not enable companies to perform mission-critical, complex business analytic workloads or provide a Unified Data Architecture to address mission-critical analytics, discovery analytics, and data management such as those enabled by Teradata’s offerings. As described above, we continue to believe that analytics will remain a high priority for companies and will drive growth for Teradata’s leading solutions. Moreover, we will continue to be committed to new product development and achieving a positive yield from our research and development spending and resources, which are intended to drive future demand.
In our marketing applications business, we believe that demand for our integrated marketing solutions is likely to increase as marketing continues to be transformed by the increased usage of data and analytics to understand and optimize the marketing process and its impact on consumers. In addition, the increased usage of digital marketing channels, such as social and mobile, is increasing the usage of big data in marketing. We believe that Teradata’s expertise in data and analytics differentiates the products and services offered by the marketing applications division.
Our marketing applications are offered in the cloud as software as a service or on-premises and include solutions for marketing resource management, omni-channel marketing, digital marketing, and marketing analytics that enable our customers to implement their data-driven marketing strategies with agility and efficiency. We are continuing to invest in this business through product enhancements and expanded software as a service offerings. We believe these investments will help drive future revenue growth as will our plans to further penetrate Teradata’s existing customer base. However, we expect to continue to be challenged by, among other things, strong competition in the market as existing competitors build out their marketing offerings through considerable investments and new smaller players enter the market looking to take advantage of this transformation in marketing.
The Company is exposed to fluctuations in foreign currency exchange rates given that a portion of the Company’s operations and revenue occur outside the United States and in currencies other than the U.S. dollar. Based on currency rates as of April 30, 2015, Teradata is expecting approximately five percentage points of adverse impact from currency translation on our full-year 2015 reported revenue growth rate and a corresponding currency impact on our profitability.
Results of Operations for the Three Months Ended March 31, 2015
Compared to the Three Months Ended March 31, 2014
Revenue

		% of		% of
In millions	2015	Revenue	2014	Revenue
Product revenue	$241	41.4%	$273	43.5%
Service revenue	341	58.6%	355	56.5%
Total revenue	$582	100%	$628	100%

Teradata revenue decreased $46 million or 7% in the first quarter of 2015 compared to the first quarter of 2014. Foreign currency fluctuations had a 5% adverse impact on revenue in the quarter. Product revenue decreased 12% in the first quarter of 2015 from the prior-year period primarily due to the timing of deals that moved out of the first quarter and foreign currency fluctuations, which had a 5% adverse impact on product revenue in the quarter. Services revenue decreased 4% in the first quarter of 2015 compared to the prior-year period. This was due to a 7% adverse impact from foreign currency and an underlying 2% increase in maintenance services revenue.
Gross Margin

		% of		% of
In millions	2015	Revenue	2014	Revenue
Gross margin
Product gross margin	$132	54.8%	$181	66.3%
Service gross margin	145	42.5%	152	42.8%
Total gross margin	$277	47.6%	$333	53.0%
The decrease in product gross margin was caused by the high mix of hardware versus software deals, which was driven by a few large transactions in the quarter. Product gross margins were also negatively impacted by foreign currency, a lower mix of our integrated data warehousing products, and a reduction in product volume. Services gross margin was positively impacted by the increased mix of higher margin maintenance revenue. This was more than offset by a decline in consulting services margins primarily due to the timing of work in process that will be recognized in future periods, and the investments we are making in our marketing applications and Teradata cloud capabilities.
Operating Expenses

		% of		% of
In millions	2015	Revenue	2014	Revenue
Operating expenses
Selling, general and administrative expenses	$184	31.6%	$188	29.9%
Research and development expenses	63	10.8%	56	8.9%
Total operating expenses	$247	42.4%	$244	38.9%
The decrease in Selling, General and Administrative ("SG&A") expense of $4 million is a result of the change in foreign currency exchange rates, partially offset by investments in demand creation resulting from our strategic investment initiatives. Research and Development ("R&D") expenses increased 13% due to additional investments in big data analytics, cloud and marketing applications, which includes R&D expense associated with our recent acquisitions. The increase in R&D expense was also caused by a decrease in capitalized software as compared to the prior year.
Other Expense, net

In millions	2015	2014
Loss on securities	$—	$(8)
Interest income	1	1
Interest expense	(1)	(1)
Other	—	1
Other expense, net	$—	$(7)
Other expense in the first quarter of 2014 arose primarily from an $8 million impairment in the carrying value of an equity investment.

Provision for Income Taxes
Income tax provisions for interim periods are based on estimated annual income tax rates, adjusted to reflect the effects of any significant infrequent or unusual items which are required to be discretely recognized within the current interim period. The Company’s intention is to permanently reinvest its foreign earnings outside of the United States. As a result, the effective tax rates in the periods presented are largely based upon the forecasted pre-tax earnings mix between the United States and other foreign taxing jurisdictions where the Company conducts its business under its current structure. The Company estimates its full-year effective tax rate for 2015 to be approximately 25% to 26%, which takes into consideration, among other things, the forecasted earnings mix by jurisdiction for 2015. The estimate also assumes that the U.S. Federal Research and Development Tax Credit (“US R&D Tax Credit”), which expired on December 31, 2014, will be retroactively reinstated sometime during 2015. If the credit is not reinstated during 2015, we estimate our effective tax rate will be negatively impacted by approximately 80 basis points. The forecasted tax rate is based on the overseas profits being taxed at an overall effective tax rate of approximately 12%, as compared to the federal statutory tax rate of 35% in the United States.
The effective tax rate for the three months ended March 31, 2015 and March 31, 2014 was 26.7% and 28.0%, respectively. The decrease in the effective tax rate was primarily driven by a higher percentage of forecasted foreign pre-tax earnings mix in the current period versus the prior period.
Revenue and Gross Margin by Operating Segment
Effective January 1, 2015, Teradata implemented an organizational change in which Teradata now manages its business in two divisions, which are also the Company’s operating segments: (1) data and analytics, and (2) marketing applications. This change will enable each division to be more sharply focused in rapidly addressing the dynamics of each market, and in bringing the best solutions to our customers. For purposes of discussing results by segment, management excludes the impact of certain items, consistent with the manner by which management evaluates the performance of each segment. This format is useful to investors because it allows analysis and comparability of operating trends. It also includes the same information that is used by Teradata management to make decisions regarding the segments and to assess financial performance. The chief operating decision maker evaluates the performance of the segments based on revenue and multiple profit measures, including segment gross margin. For management reporting purposes, assets are not allocated to the segments. Our segment results are reconciled to total company results reported under U.S. generally accepted accounting principles (“GAAP”) in Note 11of Notes to Condensed Consolidated Financial Statements (Unaudited). Prior period segment information has been reclassified to conform to the current period presentation.
The following table presents revenue and operating performance by segment for the three months ended March 31:

		% of		% of
In millions	2015	Revenue	2014	Revenue
Segment revenue
Data and Analytics	$536	92.1%	$577	91.9%
Marketing Applications	46	7.9%	51	8.1%
Total segment revenue	$582	100%	$628	100%
Segment gross margin
Data and Analytics	$269	50.2%	$322	55.8%
Marketing Applications	18	39.1%	23	45.1%
Total segment gross margin	$287	49.3%	$345	54.9%
Data and Analytics: Revenue decreased 7% in the first quarter of 2015 from the first quarter of 2014, which included a 5% adverse revenue impact from foreign currency fluctuations. Americas revenue was down 7% primarily driven by the timing of deals that moved out of the first quarter. The Americas decline in revenue was partially offset by 7% constant currency growth in International, led by strong growth in Western Europe. Gross margins were down from first quarter of 2014 due to the high mix of hardware versus software and the impact of foreign currency exchange rates.

Marketing Applications: Revenue decreased 10% in the first quarter of 2015 from the first quarter of 2014. The revenue decrease included a 7% adverse revenue impact from foreign currency fluctuations. The overall gross margin decrease is primarily driven by investments in the cloud business as well as lower professional services margins, which were impacted by investments to help better position the Company to go broader in the market and drive long-term growth in this business.

Financial Condition, Liquidity and Capital Resources
Cash provided by operating activities decreased by $121 million in the three months ended March 31, 2015 compared to the three months ended March 31, 2014. The decrease in cash provided by operating activities was primarily due to timing of collections of receivables and lower net income.
Teradata’s management uses a non-GAAP measure called “free cash flow,” which is not a measure defined under GAAP. We define free cash flow as net cash provided by operating activities, less capital expenditures for property and equipment, and additions to capitalized software, as one measure of assessing the financial performance of the Company, and this may differ from the definition used by other companies. The components that are used to calculate free cash flow are GAAP measures taken directly from the Condensed Consolidated Statements of Cash Flows (Unaudited). We believe that free cash flow information is useful for investors because it relates the operating cash flow of the Company to the capital that is spent to continue and improve business operations. In particular, free cash flow indicates the amount of cash available after capital expenditures, for among other things, investments in the Company’s existing businesses, strategic acquisitions and repurchase of Teradata common stock. Free cash flow does not represent the residual cash flow available for discretionary expenditures since there may be other non-discretionary expenditures that are not deducted from the measure. This non-GAAP measure should not be considered a substitute for, or superior to, cash flows from operating activities under GAAP.
The table below shows net cash provided by operating activities and capital expenditures for the following periods:

	Three Months Ended March 31,
In millions	2015	2014
Net cash provided by operating activities	$222	$343
Less:
Expenditures for property and equipment	(17)	(12)
Additions to capitalized software	(15)	(21)
Free cash flow	$190	$310
Financing activities and certain other investing activities are not included in our calculation of free cash flow. There were no other investing activities in the first quarter of 2015. In the first quarter of 2014, these other investing activities primarily consisted of equity investment activities that were closed during the period.
Teradata’s financing activities for the three months ended March 31, 2015 consisted of cash outflows for share repurchases, payments on credit facility borrowings, and proceeds from long-term debt. The Company purchased 6.3 million shares of its common stock at an average price per share of $43.34 in the three months ended March 31, 2015 and 2.0 million shares at an average price per share of $42.42 in the three months ended March 31, 2014. The first program (the “dilution offset program”), allows the Company to repurchase Teradata common stock to the extent of cash received from the exercise of stock options and the Teradata Employee Stock Purchase Plan (“ESPP”) to offset dilution from shares issued pursuant to these plans. As of March 31, 2015, under the Company’s second share repurchase program (the “general share repurchase program”), the Company had $131 million of authorization remaining to repurchase outstanding shares of Teradata common stock. On May 4, 2015, the Company’s Board of Directors authorized an additional $300 million to be utilized to repurchase Teradata Corporation common stock under the Company’s general share repurchase program, which resulted in a total of approximately $431 million authorized for share repurchases under this program as of that date. Share repurchases made by the Company are reported on a trade date basis. Our share repurchase activity depends on factors such as our working capital needs, our cash requirements for capital investments, our stock price, and economic and market conditions.

Proceeds from the ESPP and the exercise of stock options were $6 million and $7 million in the three months ended March 31, 2015 and 2014, respectively. These proceeds are included in other financing activities, net in the Condensed Consolidated Statements of Cash Flows (Unaudited). Additionally, during the three months ended March 31, 2015 the Company repaid $220 million against the principal balance of its revolving credit facility, which is discussed further below.
Our total in cash and cash equivalents held outside the United States in various foreign subsidiaries was $826 million as of March 31, 2015 and $785 million as of December 31, 2014. The remaining balance held in the United States was $55 million as of March 31, 2015 and $49 million as of December 31, 2014. Under current tax laws and regulations, if cash and cash equivalents and short-term investments held outside the United States are distributed to the United States in the form of dividends or otherwise, we would be subject to additional U.S. income taxes (subject to an adjustment for foreign tax credits) and possible foreign withholding taxes. As of March 31, 2015, we have not provided for the U.S. federal tax liability on approximately $1 billion of foreign earnings that are considered permanently reinvested outside of the United States.
Management believes current cash, Company cash flows from operations and its new $400 million credit facility will be sufficient to satisfy future working capital, research and development activities, capital expenditures, pension contributions, and other financing requirements for at least the next twelve months. The Company principally holds its cash and cash equivalents in bank deposits and highly-rated money market funds.
The Company’s ability to generate positive cash flows from operations is dependent on general economic conditions, competitive pressures, and other business and risk factors described in the Company’s 2014 Annual Report on Form 10-K (the “2014 Annual Report”), and elsewhere in this Quarterly Report. If the Company is unable to generate sufficient cash flows from operations, or otherwise to comply with the terms of the credit facility and term loan agreement, the Company may be required to seek additional financing alternatives.
Long-term debt. On March 25, 2015, Teradata replaced its existing five-year, $300 million revolving credit facility with a new $400 million revolving credit facility (the “Credit Facility”). The Credit Facility ends on March 25, 2020 at which point any remaining outstanding borrowings would be due for repayment unless extended by agreement of the parties for up to two additional one-year periods. The interest rate charged on borrowings pursuant to the Credit Facility can vary depending on the interest rate option the Company chooses to utilize and the Company’s leverage ratio at the time of the borrowing. In the near term, Teradata would anticipate choosing a floating rate based on the London Interbank Offered Rate (“LIBOR”). The Credit Facility is unsecured and contains certain representations and warranties, conditions, affirmative, negative and financial covenants, and events of default customary for such facilities. As of March 31, 2015, the Company had no outstanding borrowings on the Credit Facility, and was in compliance with all covenants.
Also on March 25, 2015, Teradata closed on a new senior unsecured $600 million five-year term loan, the proceeds of which were used to pay off the remaining $247 million of principal on its existing term loan, pay off the $220 million outstanding balance on the prior credit facility, and to fund share repurchases. The $600 million term loan is payable in quarterly installments, which will commence on March 31, 2016, with all remaining principal due in March 2020. The outstanding principal amount under the term loan agreement bears interest at a floating rate based upon a negotiated base rate or a Eurodollar rate plus in each case a margin based on the leverage ratio of the Company. As of March 31, 2015, the term loan principal outstanding was $600 million and carried an interest rate of 1.4375%. The Company was in compliance with all covenants as of March 31, 2015.
Contractual and Other Commercial Commitments. There has been no significant change in our contractual and other commercial commitments as described in the 2014 Annual Report. Our guarantees and product warranties are discussed in Note 7 of Notes to Condensed Consolidated Financial Statements (Unaudited).
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
In many cases, the accounting treatment of a particular transaction is specifically dictated by GAAP and does not require significant management judgment in its application. There are also areas in which management’s judgment in selecting among available alternatives would not produce a materially different result. The significant accounting policies and estimates that we believe are the most critical to aid in fully understanding and evaluating our reported financial results are discussed in the 2014 Annual Report. Teradata’s senior management has reviewed these critical accounting policies and related disclosures and determined that there were no significant changes in our critical accounting policies in the three months ended March 31, 2015. Also, there were no significant changes in our estimates associated with those policies.
In connection with the change in segment reporting, the Company performed a goodwill impairment assessment during the first quarter of 2015. The Company reviewed four reporting units as each segment consisted of separate reporting units for the Americas and International regions. The goodwill impairment analysis did not result in an impairment. However, the marketing applications reporting units are at greater risk for impairment if actual results differ materially from projections. The amount of goodwill allocated to these reporting units was $579 million.
New Accounting Pronouncements
See discussion in Note 2 of Notes to Condensed Consolidated Financial Statements (Unaudited) for new accounting pronouncements.
Item 3. Quantitative and Qualitative Disclosures About Market Risk.
There have not been any material changes to the market risk factors previously disclosed in Part II, Item 7A of the Company’s 2014 Annual Report on Form 10-K.

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
Based on their evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective to provide reasonable assurance as of March 31, 2015.
Changes in Internal Control over Financial Reporting
There have been no changes in our internal control over financial reporting that occurred during the last fiscal quarter ended March 31, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Part II—OTHER INFORMATION
Item 1. Legal Proceedings.
The information required by this item is included in the material under Note 7 of Notes to Condensed Consolidated Financial Statements (Unaudited) of this Quarterly Report on Form 10-Q and is incorporated herein by reference.

Item 1A. Risk Factors.
There have not been any material changes to the risk factors previously disclosed in Part I, Item IA of the Company’s 2014 Annual Report on Form 10-K.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
Purchase of Company Common Stock
During the first quarter of 2015, the Company executed purchases of 6.3 million shares of its common stock at an average price per share of $43.34 under the two share repurchase programs that were authorized by our Board of Directors. The first program (the “dilution offset program”), allows the Company to repurchase Teradata common stock to the extent of cash received from the exercise of stock options and the Teradata Employee Stock Purchase Plan (“ESPP”) to offset dilution from shares issued pursuant to these plans. As of March 31, 2015, under the Company’s second share repurchase program (the “general share repurchase program”), the Company had $131 million of authorization remaining to repurchase outstanding shares of Teradata common stock. On May 4, 2015, the Company’s Board of Directors authorized an additional $300 million to be utilized to repurchase Teradata Corporation common stock under the Company’s general share repurchase program, which resulted in a total of approximately $431 million authorized for share repurchases under this program as of that date. Share repurchases made by the Company are reported on a trade date basis.
Section 16 officers occasionally sell vested shares of restricted stock to the Company at the current market price to cover their withholding taxes. For the three months ended March 31, 2015, the total of these purchases was 5,805 shares at an average price of $43.83 per share.
The following table provides information relating to the Company’s share repurchase programs for the three months ended March 31, 2015:

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Dilution Offset Program	Total Number of Shares Purchased as Part of Publicly Announced General Share Repurchase Program	Maximum Dollar Value that May Yet Be Purchased Under the Dilution Offset Program	Maximum Dollar Value that May Yet Be Purchased Under the General Share Repurchase Program
Month
January 2015	2,125,000	$43.28	—	2,125,000	$5,025,967	$301,561,381
February 2015	1,250,000	$43.75	100,000	1,150,000	$4,726,650	$251,061,378
March 2015	2,928,494	$43.20	159,000	2,769,494	$524,114	$131,483,901
First Quarter Total	6,303,494	$43.34	259,000	6,044,494	$524,114	$131,483,901
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

10.1
Revolving Credit Agreement dated as of March 25, 2015 among Teradata Corporation, Bank of America, N.A., as Administrative Agent, JPMorgan Chase Bank, N.A., as Syndication Agent, Citibank, N.A., HSBC Bank USA, N.A., The Bank of Tokyo-Mitsubishi UFJ, Ltd. and U.S. Bank National Association, as Co-Documentation Agents, and the other lenders party thereto (incorporated by reference to Exhibit 1.1 to the Current Report on Form 8-K filed on March 31, 2015).

10.2
Term Loan Agreement dated as of March 25, 2015 among Teradata Corporation, JPMorgan Chase Bank, N.A., as Administrative Agent. Bank of America, N.A., as Syndication Agent, Citibank, N.A., HSBC Bank USA, N.A., The Bank of Tokyo-Mitsubishi UFJ, Ltd. and U.S. Bank National Association, as Co-Documentation Agents, and the other lenders party thereto (incorporated by reference to Exhibit 1.2 to the Current Report on Form 8-K filed on March 31, 2015).

10.3*	Amendment Letter Agreement to the Employment Contract with Hermann Wimmer, effective as of May 6, 2015.

31.1	Certification pursuant to Rule 13a-14(a), dated May 8, 2015.

31.2	Certification pursuant to Rule 13a-14(a), dated May 8, 2015.

32	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated May 8, 2015.

101
Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Condensed Consolidated Statements of Income for the three month periods ended March 31, 2015 and 2014, (ii) the Condensed Consolidated Statements of Comprehensive (Loss) Income for the three month periods ended March 31, 2015 and 2014, (iii) the Condensed Consolidated Balance Sheets at March 31, 2015 and December 31, 2014, (iv) the Condensed Consolidated Statements of Cash Flows for the three month periods ended March 31, 2015 and 2014 and (v) the notes to the Condensed Consolidated Financial Statements.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TERADATA CORPORATION

Date: May 8, 2015	By:	/s/ Stephen M. Scheppmann
Stephen M. Scheppmann Executive Vice President and Chief Financial Officer