Form 10-Q
period 2015-06-30
TERADATA CORP /DE/
filed 2015-08-07
CIK 816761

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2015
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
At July 31, 2015, the registrant had approximately 141.6 million shares of common stock outstanding.

PART I—FINANCIAL INFORMATION

Part 1—FINANCIAL INFORMATION

Item 1.	Financial Statements.
Teradata Corporation
Condensed Consolidated Statements of (Loss) Income (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
In millions, except per share amounts	2015	2014	2015	2014
Revenue
Product revenue	$256	$300	$497	$573
Service revenue	367	376	708	731
Total revenue	623	676	1,205	1,304
Costs and operating expenses
Cost of products	93	105	202	197
Cost of services	203	200	399	403
Selling, general and administrative expenses	190	188	374	376
Research and development expenses	59	50	122	106
Impairment of goodwill	340	—	340	—
Total costs and operating expenses	885	543	1,437	1,082
(Loss) income from operations	(262)	133	(232)	222
Other income (expense), net	13	(1)	13	(8)
(Loss) income before income taxes	(249)	132	(219)	214
Income tax expense	16	36	24	59
Net (loss) income	$(265)	$96	$(243)	$155
Net (loss) income per weighted average common share
Basic	$(1.87)	$0.61	$(1.69)	$0.98
Diluted	$(1.87)	$0.60	$(1.69)	$0.97
Weighted average common shares outstanding
Basic	141.9	156.9	143.6	157.7
Diluted	141.9	159.4	143.6	160.2
See Notes to Condensed Consolidated Financial Statements (Unaudited).

Teradata Corporation
Condensed Consolidated Statements of Comprehensive (Loss) Income (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
In millions	2015	2014	2015	2014
Net (loss) income	$(265)	$96	$(243)	$155
Other comprehensive income (loss):
Foreign currency translation adjustments	9	1	(22)	—
Securities:
Unrealized gain (loss) on securities, before tax	4	—	(5)	—
Unrealized gain (loss) on securities, tax portion	(1)	—	2	—
Unrealized gain (loss) on securities, net of tax	3	—	(3)	—
Defined benefit plans:
Defined benefit plan adjustment, before tax	—	1	2	1
Defined benefit plan adjustment, tax portion	—	—	—	—
Defined benefit plan adjustment, net of tax	—	1	2	1
Other comprehensive income (loss)	12	2	(23)	1
Comprehensive (loss) income	$(253)	$98	$(266)	$156
See Notes to Condensed Consolidated Financial Statements (Unaudited).

Teradata Corporation
Condensed Consolidated Balance Sheets (Unaudited)

In millions, except per share amounts	June 30, 2015	December 31, 2014
Assets
Current Assets
Cash and cash equivalents	$921	$834
Accounts receivable, net	511	619
Inventories	46	38
Other current assets	99	81
Total current assets	1,577	1,572
Property and equipment, net	160	159
Capitalized software, net	194	199
Goodwill	590	948
Acquired intangible assets, net	113	136
Deferred income taxes	19	20
Other assets	82	98
Total assets	$2,735	$3,132
Liabilities and stockholders’ equity
Current liabilities
Current portion of long-term debt	$15	$53
Short-term borrowings	—	220
Accounts payable	103	126
Payroll and benefits liabilities	117	125
Deferred revenue	444	370
Other current liabilities	78	101
Total current liabilities	757	995
Long-term debt	585	195
Pension and other postemployment plan liabilities	99	99
Long-term deferred revenue	17	18
Deferred tax liabilities	63	86
Other liabilities	28	32
Total liabilities	1,549	1,425
Commitments and contingencies (Note 7)
Stockholders’ equity
Preferred stock: par value $0.01 per share, 100.0 shares authorized, no shares issued and outstanding at June 30, 2015 and December 31, 2014, respectively	—	—
Common stock: par value $0.01 per share, 500.0 shares authorized, 141.6 and 147.9 shares issued at June 30, 2015 and December 31, 2014, respectively	1	1
Paid-in capital	1,098	1,054
Retained earnings	114	656
Accumulated other comprehensive loss	(27)	(4)
Total stockholders’ equity	1,186	1,707
Total liabilities and stockholders’ equity	$2,735	$3,132
See Notes to Condensed Consolidated Financial Statements (Unaudited).

Teradata Corporation
Condensed Consolidated Statements of Cash Flows (Unaudited)

	Six Months Ended June 30,
In millions	2015	2014
Operating activities
Net (loss) income	$(243)	$155
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	84	84
Stock-based compensation expense	30	25
Excess tax benefit from stock-based compensation	—	(1)
Deferred income taxes	(18)	(12)
(Gain) loss on investments	(15)	9
Impairment of goodwill	340	—
Changes in assets and liabilities:
Receivables	109	168
Inventories	(8)	6
Current payables and accrued expenses	(28)	2
Deferred revenue	74	53
Other assets and liabilities	(23)	(8)
Net cash provided by operating activities	302	481
Investing activities
Expenditures for property and equipment	(29)	(21)
Additions to capitalized software	(30)	(37)
Business acquisitions and other investing activities, net	14	(7)
Net cash used in investing activities	(45)	(65)
Financing activities
Repurchases of common stock	(308)	(184)
Proceeds from long-term borrowings	600	—
Repayments of long-term borrowings	(247)	(11)
Repayments of credit facility borrowings	(220)	—
Excess tax benefit from stock-based compensation	—	1
Other financing activities, net	14	14
Net cash used in financing activities	(161)	(180)
Effect of exchange rate changes on cash and cash equivalents	(9)	3
Increase in cash and cash equivalents	87	239
Cash and cash equivalents at beginning of period	834	695
Cash and cash equivalents at end of period	$921	$934
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
In July 2015, the FASB issued a one-year delay in the effective date of the new standard. Under this guidance, the new revenue standard will be effective for annual reporting periods beginning after December 15, 2017, with early application permitted. The standard allows entities to apply the standard retrospectively for all periods presented or alternatively an entity is permitted to recognize the cumulative effect of initially applying the guidance as an opening balance sheet adjustment to retained earnings in the period of initial application. The Company is currently evaluating the impact on its consolidated financial position, results of operations and cash flows, as well as the method of transition that will be used in adopting the standard.
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
3. Supplemental Financial Information

	As of
In millions	June 30, 2015	December 31, 2014
Inventories
Finished goods	$29	$21
Service parts	17	17
Total inventories	$46	$38

Deferred revenue
Deferred revenue, current	$444	$370
Long-term deferred revenue	17	18
Total deferred revenue	$461	$388
4. Goodwill and Acquired Intangible Assets
The following table identifies the activity relating to goodwill by operating segment:

In millions	Balance, December 31, 2014	Adjustments	Currency Translation Adjustments	Impairment	Balance, June 30, 2015
Goodwill
Data and Analytics	$351	$(3)	$(4)	$—	$344
Marketing Applications	597	—	(11)	(340)	246
Total goodwill	$948	$(3)	$(15)	$(340)	$590

The changes to goodwill for the six months ended June 30, 2015 were due to an impairment of goodwill discussed below, changes in foreign currency exchange rates and a purchase accounting adjustment on a recent acquisition.
The Company reviews goodwill for impairment annually in the fourth quarter and whenever events or changes in circumstances indicate it is more likely than not that the fair value of the reporting unit is less than its carrying amount. The guidance on goodwill impairment requires the Company to perform a step one impairment test, which may result in a second step if the fair value of the reporting unit is less than the carrying value of the net assets. In the first step, the Company compares the fair value of each reporting unit to its carrying value. The Company’s reporting units are at one level below the operating segment level, which include the Americas and International reporting units for the data and analytics and marketing applications operating segments. The Company determines the fair value of its reporting units using a weighting of fair values derived from the income approach and the market approach. Under the income approach, the Company calculates the fair value of a reporting unit based on the present value of estimated future cash flows. The market approach estimates fair value based on market multiples of revenue and earnings derived from comparable companies with similar operating and investment characteristics as the reporting unit. If the fair value of the reporting unit exceeds the carrying value of the net assets assigned to that unit, goodwill is not impaired. If the carrying value of the net assets assigned to the reporting unit exceeds the fair value of the reporting unit, then the second step of the impairment test is performed in order to determine the implied fair value of the reporting unit’s goodwill in the same manner as if the reporting unit was being acquired in a business combination. If the carrying value of a reporting unit’s goodwill exceeds its implied fair value, then the Company records an impairment loss equal to the difference.
During the second quarter, the Company determined that indicators were present in the marketing applications reporting units which would suggest the fair value of the reporting units may have declined below the carrying value. This decline was primarily due to lower than forecasted revenue and profitability levels for 2015 and future periods. The lower projected operating results reflect further review and analysis of the marketing applications business performed following the recent creation of the business as a separate business unit as was announced at the end of the first quarter of 2015. Due to the complexity and the effort required to estimate the fair value of the marketing applications reporting units in step one of the impairment test and to estimate the fair value of all assets and liabilities of the marketing applications reporting units in step two of the test, the fair value estimates were derived based on preliminary assumptions and analysis that are subject to change. Based on our preliminary analysis, the implied fair value of goodwill was substantially lower than the carrying value of goodwill for the marketing applications reporting units. As a result, the Company recorded an estimate of $340 million for the goodwill impairment charge during the quarter ended June 30, 2015. The impairment charge was included in impairment of goodwill in the consolidated statements of (loss) income. Any adjustments to the estimated impairment charge will be recorded in the third quarter of 2015. As a result of the goodwill impairment charge, the remaining carrying value of goodwill is $246 million for the marketing applications reporting units as of June 30, 2015.
The Company utilized a combination of income and market approaches evenly weighted to estimate the fair value of the reporting units for step one. The income approach was determined based on the present value of estimated future cash flows, discounted at a risk-adjusted market rate, including a growth rate to calculate the terminal value. The Company’s forecasted future cash flows, which incorporate anticipated future revenue growth and related expenses to support the growth, were used to calculate fair value. These cash flow projections are based on management’s estimates of revenue growth rates and operating margins, taking into consideration historical, industry and market conditions. The discount rate used represents the weighted average cost of capital for the marketing applications reporting units considering the risks and uncertainty inherent in the cash flows of the reporting units and in the internally developed forecasts. In applying the market approach, valuation multiples were derived from historical and projected operating data of selected peer companies and applied to the appropriate historical and projected operating data to arrive at a fair value. The implied fair value of the goodwill in step two was determined by allocating the fair value of the reporting units to all of the assets and liabilities as if the reporting units had been acquired in a business combination and its fair value was the purchase price paid to be acquired. The use of these unobservable inputs resulted in the fair value estimate being classified as a Level 3 measurement.
The determination of whether or not goodwill is impaired involves a significant level of judgment in the assumptions underlying the approaches used to determine the estimated fair value of our reporting units. The

Company believes that assumptions and rates used in the impairment assessment are reasonable. However, these assumptions are judgmental and variations in any assumptions could result in materially different calculations of fair value. The Company will continue to evaluate goodwill on an annual basis as of the beginning of its fourth quarter, and whenever events or changes in circumstances, such as significant adverse changes in operating results, market conditions or changes in management’s business strategy, indicate that there may be a probable indicator of impairment. It is possible that the assumptions used by management related to the evaluation may change or that actual results may vary significantly from management’s estimates. As a result, additional impairment charges may occur in the future.
Acquired intangible assets were specifically identified when acquired, and are deemed to have finite lives. The gross carrying amount and accumulated amortization for Teradata’s acquired intangible assets were as follows:

		June 30, 2015		December 31, 2014
In millions	Amortization Life (in Years)	Gross Carrying Amount	Accumulated Amortization and Currency Translation Adjustments	Gross Carrying Amount	Accumulated Amortization and Currency Translation Adjustments
Acquired intangible assets
Intellectual property/developed technology	1 to 7	$186	$(112)	$186	$(95)
Customer relationships	3 to 10	77	(41)	77	(35)
Trademarks/trade names	5	1	(1)	1	(1)
In-process research and development	5	5	(2)	5	(2)
Total		$269	$(156)	$269	$(133)

Prior to conducting the first step of the goodwill impairment test for the marketing applications reporting units, the Company first evaluated the recoverability of the long-lived assets, including purchased intangible assets. When indicators of impairment are present, the Company tests long-lived assets (other than goodwill) for recoverability by comparing the carrying value of an asset group to its undiscounted cash flows. The Company considered the lower than expected revenue and profitability levels as business indicators of impairment for the marketing applications long-lived assets. Based on the results of the recoverability test, the Company determined that the future undiscounted cash flows expected to result from the use of the assets and their eventual disposition exceeded the carrying value of the marketing applications asset groups and were therefore recoverable. The Company did not recognize any impairment charges for intangible assets as a result of this analysis.
The aggregate amortization expense (actual and estimated) for acquired intangible assets for the following periods is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
In millions	2015	2014	2015	2014
Amortization expense	$11	$12	$22	$23

	For the years ended (estimated)
In millions	2015	2016	2017	2018	2019	2020
Amortization expense	$42	$33	$25	$14	$11	$5

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
The effective tax rate for the three and six months ended June 30, 2015 and June 30, 2014 were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
In millions	2015	2014	2015	2014
Effective tax rate	(6.4)%	27.3%	(11.0)%	27.6%
For the three and six months ended June 30, 2015, there was a discrete tax item of $78 million resulting from the $340 million goodwill impairment recorded in the second quarter, of which $318 million is related to non-deductible goodwill. There were no material discrete tax items for the three and six months ended June 30, 2014. The difference in the effective tax rate period over period was primarily driven by the $78 million discrete tax impact from the goodwill impairment recorded in the second quarter of 2015.

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
The following table identifies the contract notional amount of the Company’s foreign exchange forward contracts:

	As of
In millions	June 30, 2015	December 31, 2014
Contract notional amount of foreign exchange forward contracts	$76	$116
Net contract notional amount of foreign exchange forward contracts	$18	$17

The fair value of derivative assets and liabilities recorded in other current assets and accrued liabilities at June 30, 2015 and December 31, 2014, were not material.
Gains and losses from the Company’s fair value hedges (foreign currency forward contracts and related hedged items) were immaterial for the three and six months ended June 30, 2015 and June 30, 2014. Gains and losses from foreign exchange forward contracts are fully recognized each period and reported along with the offsetting gain or loss of the related hedged item, either in cost of products or in other income, depending on the nature of the related hedged item.
7. Commitments and Contingencies
In the normal course of business, the Company is subject to proceedings, lawsuits, governmental investigations, claims and other matters, including those that relate to the environment, health and safety, employee benefits, export compliance, intellectual property, tax matters and other regulatory compliance and general matters.
Guarantees and Product Warranties. Guarantees associated with the Company’s business activities are reviewed for appropriateness and impact to the Company’s financial statements. Periodically, the Company’s customers enter into various leasing arrangements coordinated with a leasing company. In some instances, the Company guarantees the leasing company a minimum value at the end of the lease term on the leased equipment. As of June 30, 2015, the maximum future payment obligation of this guaranteed value and the associated liability balance was $4 million.
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
The following table identifies the activity relating to the warranty reserve for the six months ended June 30:

In millions	2015	2014
Warranty reserve liability
Beginning balance at January 1	$7	$8
Provisions for warranties issued	4	7
Settlements (in cash or in kind)	(5)	(8)
Balance at June 30	$6	$7
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
When deemed appropriate, the Company minimizes its exposure to changes in foreign currency exchange rates through the use of derivative financial instruments, specifically, forward foreign exchange contracts. The fair value of these contracts are measured at the end of each interim reporting period using observable inputs other than quoted prices, specifically market spot and forward exchange rates. As such, these derivative instruments are classified within Level 2 of the valuation hierarchy. Fair value gains for open contracts are recognized as assets and fair value losses are recognized as liabilities. The fair value derivative assets and liabilities recorded in other current assets and accrued liabilities at June 30, 2015 and December 31, 2014, were not material. Any realized gains or losses would be mitigated by corresponding gains or losses on the underlying exposures.
During the second quarter of 2015, goodwill with a carrying value of $586 million in the marketing applications reporting units was written down to its estimated fair value of $246 million, resulting in a non-cash impairment charge of $340 million. In order to arrive at the implied fair value of goodwill, the Company calculated the fair value of all of the assets and liabilities of the marketing applications reporting units as if they had been acquired in a business combination. After assigning fair value to the assets and liabilities of the reporting units, the result was the implied fair value of goodwill of $246 million, which represented a Level 3 asset measured at fair value on a nonrecurring basis subsequent to its original recognition.
The Company’s assets measured at fair value on a recurring basis and subject to fair value disclosure requirements at June 30, 2015 and December 31, 2014 were as follows:

		Fair Value Measurements at Reporting Date Using
In millions	June 30, 2015	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Money market funds	$419	$419	$—	$—
Available-for-sale securities	73	73	—	—
Total assets at fair value	$492	$492	$—	$—

		Fair Value Measurements at Reporting Date Using
In millions	December 31, 2014	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Money market funds	$393	$393	$—	$—
Available-for-sale securities	78	78	—	—
Total assets at fair value	$471	$471	$—	$—
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
As of June 30, 2015, the Company had no borrowings outstanding under the Credit Facility, leaving $400 million in additional borrowing capacity available. Unamortized deferred costs on the original credit facility and new lender fees of approximately $2 million are being amortized over the five-year term of the credit facility. The Company was in compliance with all covenants as of June 30, 2015.

Also on March 25, 2015, Teradata closed on a new senior unsecured $600 million five-year term loan, the proceeds of which were used to pay off the remaining $247 million of principal on its existing term loan, pay off the $220 million outstanding balance on the prior credit facility, and to fund share repurchases. The $600 million term loan is payable in quarterly installments, which will commence on March 31, 2016, with all remaining principal due in March 2020. The outstanding principal amount under the term loan agreement bears interest at a floating rate based upon a negotiated base rate or a Eurodollar rate plus a margin based on the leverage ratio of the Company. As of June 30, 2015, the term loan principal outstanding was $600 million and carried an interest rate of 1.4375%. The new term loan is accounted for as a modification. Unamortized deferred issuance costs on the original term loan and new lender fees of approximately $2 million are being amortized over the five-year term of the loan. The Company was in compliance with all covenants as of June 30, 2015.

Annual contractual maturities of principal on the term loan outstanding at June 30, 2015 are as follows:

In millions	Amounts Due
2016	$30
2017	30
2018	60
2019	68
2020	412
Total	$600

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

	Three Months Ended June 30,		Six Months Ended June 30,
In millions, except per share amounts	2015	2014	2015	2014
Net (loss) income attributable to common stockholders	$(265)	$96	$(243)	$155
Weighted average outstanding shares of common stock	141.9	156.9	143.6	157.7
Dilutive effect of employee stock options, restricted stock and other stock awards	—	2.5	—	2.5
Common stock and common stock equivalents	141.9	159.4	143.6	160.2
Earnings per share:
Basic	$(1.87)	$0.61	$(1.69)	$0.98
Diluted	$(1.87)	$0.60	$(1.69)	$0.97
For the three and six months ended June 30, 2015, due to the net loss attributable to Teradata common stockholders, largely due to the goodwill impairment charge, potential common shares that would cause dilution, such as employee stock options, restricted stock and other stock awards, have been excluded from the diluted share count because their effect would have been anti-dilutive. For the three months ended June 30, 2015, the fully diluted shares would have been 144.4 million and for the six months ended June 30, 2015, the fully diluted shares would have been 146.1 million.
Certain options to purchase shares of common stock were not included in the computation of diluted earnings per share because their exercise prices were greater than the average market price of the common shares for the period, and therefore would have been anti-dilutive. For the three months ended June 30, 2015 and June 30, 2014 there were 2.9 million and 2.2 million shares of common stock excluded from the computation of diluted earnings per share. For the six months ended June 30, 2015 and June 30, 2014 there were 3.0 million and 2.2 million shares of common stock excluded from the computation of diluted earnings per share.
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

The following table presents segment revenue and segment gross margin for the Company:

	Three Months Ended June 30,		Six months ended June 30,
In millions	2015	2014	2015	2014
Segment revenue
Data and Analytics	$575	$623	$1,111	$1,200
Marketing Applications	48	53	94	104
Total revenue	623	676	1,205	1,304
Segment gross margin
Data and Analytics	318	355	587	677
Marketing Applications	20	24	38	47
Total segment gross margin	338	379	625	724
Stock-based compensation expense	(3)	(3)	(7)	(6)
Amortization of acquisition-related intangible assets	(6)	(5)	(11)	(10)
Acquisition, integration and reorganization-related costs	(2)	—	(3)	(4)
Total gross margin	327	371	604	704
Selling, general and administrative expenses	190	188	374	376
Research and development costs	59	50	122	106
Impairment of goodwill	340	—	340	—
(Loss) income from operations	$(262)	$133	$(232)	$222

The following table presents revenue by product and services for the Company:

	Three Months Ended June 30,		Six Months Ended June 30,
In millions	2015	2014	2015	2014
Products (software and hardware)(1)	$256	$300	$497	$573
Consulting services	194	203	366	392
Maintenance services	173	173	342	339
Total services	367	376	708	731
Total revenue	$623	$676	$1,205	$1,304

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
Second Quarter Financial Overview
As more fully discussed in later sections of this MD&A, the following were significant financial items for the second quarter of 2015:

•	Total revenue was $623 million for the second quarter of 2015, down from the second quarter of 2014, with an underlying 15% decrease in product revenue and a 2% decrease in services revenue.

•	Gross margin decreased to 52.5% in the second quarter of 2015 down from 54.9% in the second quarter of 2014, driven by lower product and services gross margin.

•
Operating loss was $262 million in the second quarter of 2015, compared to operating income of $133 million in the second quarter of 2014, driven by the impairment of goodwill, lower product and consulting revenue, and gross margin.

•	Net loss in the second quarter of 2015 was $265 million, compared to net income of $96 million in the second quarter of 2014.

•	The operating results include a goodwill impairment of $340 million for the marketing applications business.
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

•
Accelerate development for our marketing applications' solutions by investing in high-growth opportunities in our digital marketing cloud and marketing analytics, and adding to capabilities through targeted acquisitions;

•	Offer alternatives to make it easier for customers to buy Teradata, and therefore enhance our ability to broaden the market opportunity for Teradata's data and analytics business;

•
Deliver our solutions via the cloud (as a service) or on-premises with offerings that support applications as a service, data warehousing as a service, discovery analytics as a service and data management as a service;

•	Continue investing in partnerships to increase the number of solutions available on Teradata platforms, maximize customer value, and increase our market coverage; and

•	Continue to seek opportunities to expand our sales resources and reach, in both of our data analytics and marketing applications businesses.
Future Trends
We believe that demand for Teradata's data and analytics offerings continues to be strong due to our market leading capabilities as well as the continued growth of data volumes and types of data, the scale and complexity of business requirements, and the growing use of new data elements and more analytics over time. The adoption by customers of a broader set of analytics including predictive analytics, behavioral analytics, location analytics, connection analytics, and many others is driving more applications, usage and capacity. This increased breadth of analytics also drives the need for an overall architecture to manage an increasingly complex analytics environment. As a result, we expect that Teradata’s leadership in analytic data platforms, big data analytics, and Unified Data Architecture positions us for future growth.
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

information technology budget constraints; prior investments made by several of our existing customers to build out their Teradata integrated data warehousing ("IDW") environments; a current focus of investments in their analytical ecosystems which have lower average selling prices than IDW environments; and to a lesser degree the transfer of some IDW workloads to other platforms in the ecosystem. In addition, as we broaden our product portfolio and market reach, we are seeing smaller deal sizes and more revenue derived from our appliances, which is contributing to some extent to lower product gross margins. As a result, we are evaluating alternatives to make it easier for customers to buy Teradata and therefore enhance our ability to broaden the market for Teradata's data and analytics business.
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
Although we did not experience significant changes related to competitive and/or pricing trends for our analytic data platforms in the quarter ended June 30, 2015, there is risk that pricing and competitive pressures on our solutions could occur in the future as, among other things, major customers evaluate and rationalize their analytics infrastructure, particularly to the extent that cost becomes a top priority in companies and lower-cost, but less-sophisticated, alternatives are more seriously and frequently considered. These alternatives generally do not enable companies to perform mission-critical, complex business analytic workloads or provide a Unified Data Architecture to address mission-critical analytics, discovery analytics, and data management such as those enabled by Teradata’s offerings. As described above, we continue to believe that analytics will remain a high priority for companies and will drive growth for Teradata’s leading solutions. Moreover, we will continue to be committed to new product development and achieving a positive yield from our research and development spending and resources, which are intended to drive future demand.
In our marketing applications business, we believe that demand for our integrated marketing solutions is likely to increase as marketing continues to be transformed by the increased usage of data and analytics to understand and optimize the marketing process and its impact on consumers. In addition, the increased usage of digital marketing channels is increasing the usage of big data in marketing. We believe that Teradata’s expertise in data and analytics differentiates the products and services offered by the marketing applications division.
Our marketing applications are offered in the cloud as software as a service or on-premises and include solutions for marketing resource management, omni-channel marketing, digital marketing, and marketing analytics that enable our customers to implement their data-driven marketing strategies with agility and efficiency. We have been investing in a transformation to become a cloud-based solution provider for omni-channel marketing and other strategic marketing functions that includes product enhancements and expanded software as a service offerings in our Digital Marketing Cloud. We believe these investments in digital data and analytics, services based architecture, and user experience will help drive future revenue growth as will our refined go-to-market approach to penetrate new customer segments while still addressing the Teradata customer base. However, we expect to continue to be challenged by, among other things, strong competition in the market as existing competitors build out their marketing offerings through considerable investments and new smaller players enter the market looking to take advantage of this transformation in marketing.
The Company is exposed to fluctuations in foreign currency exchange rates given that a portion of the Company’s operations and revenue occur outside the United States and in currencies other than the U.S. dollar. Based on currency rates as of July 31, 2015, Teradata is expecting approximately six percentage points of adverse impact from currency translation on our full-year 2015 reported revenue growth rate and a corresponding currency impact on our profitability.

Results of Operations for the Three Months Ended June 30, 2015
Compared to the Three Months Ended June 30, 2014
Revenue

		% of		% of
In millions	2015	Revenue	2014	Revenue
Product revenue	$256	41.1%	$300	44.4%
Service revenue	367	58.9%	376	55.6%
Total revenue	$623	100%	$676	100%
Teradata revenue decreased $53 million or 8% in the second quarter of 2015 compared to the second quarter of 2014. Foreign currency fluctuations had a 6% adverse impact on revenue in the quarter. Product revenue decreased 15% in the second quarter of 2015 from the prior-year period primarily due to Europe, the Middle East and Africa ("EMEA"). Services revenue decreased 2% in the second quarter of 2015 compared to the prior-year period. This was primarily due to a 4% decrease in consulting revenue. Maintenance revenue was flat in the second quarter of 2015 versus prior year.
Gross Margin

		% of		% of
In millions	2015	Revenue	2014	Revenue
Gross margin
Product gross margin	$163	63.7%	$195	65.0%
Service gross margin	164	44.7%	176	46.8%
Total gross margin	$327	52.5%	$371	54.9%
Product gross margin decline was driven by foreign currency impact and by a similar amount of fixed costs on a 15% product revenue decline. This was partially offset by improved deal mix. Services gross margin decline was driven by lower professional services rates as a result of increased work in process, lower utilization, and the investments we are making in our marketing applications and Teradata cloud capabilities, partially offset by a mix of higher margin customer services revenue.
Operating Expenses

		% of		% of
In millions	2015	Revenue	2014	Revenue
Operating expenses
Selling, general and administrative expenses	$190	30.5%	$188	27.8%
Research and development expenses	59	9.5%	50	7.4%
Impairment of goodwill	340	54.6%	—	—%
Total operating expenses	$589	94.5%	$238	35.2%
The increase in Selling, General and Administrative ("SG&A") expense of $2 million was a result of strategic investments in demand creation headcount and marketing programs partially offset by foreign currency movement. Research and Development ("R&D") expenses increased $9 million due to additional investment in big data analytics, cloud and marketing applications, which included R&D expense associated with our recent acquisitions. R&D expense also includes a $1 million decrease in capitalized software as compared to the prior year.
During the second quarter, the Company determined that indicators were present in the marketing applications reporting units which would suggest the fair value of the reporting units may have declined below the carrying value. This decline was primarily due to lower than forecasted revenue and profitability levels for 2015 and future periods. The lower projected operating results reflect further review and analysis of the marketing applications business performed following the recent creation of the business unit as a separate business unit as announced at the end of the first quarter of 2015. Based on our preliminary analysis, the implied fair value of goodwill was substantially lower than the carrying value of goodwill for the marketing applications reporting units. As a result, the Company recorded an estimate of $340 million for the goodwill impairment charge during the quarter ended June 30, 2015. As a result of the goodwill impairment charge, the remaining carrying value of goodwill is $246 million for the marketing applications reporting units as of June 30, 2015. See Note 4 of Notes to Condensed Consolidated Financial Statements (Unaudited) for further discussion.
The determination of whether or not goodwill is impaired involves a significant level of judgment in the assumptions underlying the approaches used to determine the estimated fair value of our reporting units. The Company believes that assumptions and rates used in the impairment assessment are reasonable. However, these assumptions are judgmental and variations in any assumptions could result in materially different calculations of fair value. The Company will continue to evaluate goodwill on an annual basis as of the beginning of its fourth quarter, and whenever events or changes in circumstances, such as significant adverse changes in operating results, market conditions or changes in management’s business strategy, indicate that there may be a probable indicator of impairment. It is possible that the assumptions used by management related to the evaluation may change or that actual results may vary significantly from management’s estimates. As a result, additional impairment charges may occur in the future.
Other Income (Expense), net

In millions	2015	2014
Gain (loss) on securities	$15	$(1)
Interest income	1	1
Interest expense	(2)	(1)
Other	(1)	—
Other income (expense), net	$13	$(1)
Other income in the second quarter of 2015 arose primarily from a $15 million gain on the sale of an equity investment.
Provision for Income Taxes
Income tax provisions for interim periods are based on estimated annual income tax rates, adjusted to reflect the effects of any significant infrequent or unusual items which are required to be discretely recognized within the current interim period. The Company’s intention is to permanently reinvest its foreign earnings outside of the United States. As a result, the effective tax rates in the periods presented are largely based upon the forecasted pre-tax earnings mix between the United States and other foreign taxing jurisdictions where the Company conducts its business under its current structure. The Company estimates its full-year effective tax rate for 2015 to be approximately 230%, which takes into consideration, among other things, the forecasted earnings mix by jurisdiction for 2015 and the $78 million discrete tax impact (or 205% impact to our effective rate) resulting from the $340 million goodwill impairment, of which $318 million is related to non-deductible goodwill. This estimate also assumes that the U.S. Federal Research and Development Tax Credit (“US R&D Tax Credit”), which expired on December 31, 2014, will be retroactively reinstated sometime during 2015. If the credit is not reinstated during 2015, we estimate our tax expense will increase by approximately $3 million. The forecasted tax rate is based on the overseas profits being taxed at an overall effective tax rate of approximately 11%, as compared to the federal statutory tax rate of 35% in the United States.

The effective tax rate for the three months ended June 30, 2015 and June 30, 2014 were as follows:

	2015	2014
Effective tax rate	(6.4)%	27.3%

For the three months ended June 30, 2015, the effective tax rate includes a $78 million discrete tax impact resulting from the $340 million goodwill impairment, of which $318 million is related to non-deductible goodwill. There were no material discrete tax items for the three months ended June 30, 2014. The difference in the effective tax rate period over period was primarily driven by the $78 million discrete tax impact from the goodwill impairment recorded in the second quarter of 2015.

Revenue and Gross Margin by Operating Segment
Effective January 1, 2015, Teradata implemented an organizational change in which Teradata now manages its business in two divisions, which are also the Company’s operating segments: (1) data and analytics, and (2) marketing applications. This change will enable each division to be more sharply focused on rapidly addressing the dynamics of each market, and on bringing the best solutions to our customers. For purposes of discussing results by segment, management excludes the impact of certain items, consistent with the manner by which management evaluates the performance of each segment. This format is useful to investors because it allows analysis and comparability of operating trends. It also includes the same information that is used by Teradata management to make decisions regarding the segments and to assess financial performance. The chief operating decision maker evaluates the performance of the segments based on revenue and multiple profit measures, including segment gross margin. For management reporting purposes, assets are not allocated to the segments. Our segment results are reconciled to total company results reported under U.S. generally accepted accounting principles (“GAAP”) in Note 11 of Notes to Condensed Consolidated Financial Statements (Unaudited). Prior period segment information has been reclassified to conform to the current period presentation.
The following table presents revenue and operating performance by segment for the three months ended June 30:

		% of		% of
In millions	2015	Revenue	2014	Revenue
Segment revenue
Data and Analytics	$575	92.3%	$623	92.2%
Marketing Applications	48	7.7%	53	7.8%
Total segment revenue	$623	100%	$676	100%
Segment gross margin
Data and Analytics	$318	55.3%	$355	57.0%
Marketing Applications	20	41.7%	24	45.3%
Total segment gross margin	$338	54.3%	$379	56.1%
Data and Analytics: Revenue decreased 8% in the second quarter of 2015 from the second quarter of 2014, which included a 7% adverse revenue impact from foreign currency fluctuations. Americas revenue was down 1%, which included a 2% adverse impact from foreign currency fluctuations. International revenue declined 17%, primarily due to EMEA, and included a 12% adverse revenue impact from foreign currency fluctuations. Gross margins were down from second quarter of 2014 driven by both product and services gross margins. The product gross margin decline was driven by foreign currency impact and by a similar amount of fixed costs on a 15% decline in product revenue.
Marketing Applications: Revenue decreased 9% in the second quarter of 2015 from the second quarter of 2014. The revenue decrease included a 6% adverse revenue impact from foreign currency fluctuations. The overall gross margin decrease is primarily driven by investments in the cloud business as well as lower professional services margins, which were impacted by investments to help better position the Company to go broader in the market and drive long-term growth in this business.
Results of Operations for the Six Months Ended June 30, 2015
Compared to the Six Months Ended June 30, 2014
Revenue

		% of		% of
In millions	2015	Revenue	2014	Revenue
Product revenue	$497	41.2%	$573	43.9%
Service revenue	708	58.8%	731	56.1%
Total revenue	$1,205	100%	$1,304	100%
Teradata revenue decreased $99 million or 8% during the six months ended June 30, 2015 compared to the six months ended June 30, 2014. Foreign currency fluctuations had a 6% adverse impact on revenue in the first six months of 2015. Product revenue decreased 13% in the first half of 2015 from the prior-year period primarily due to a decrease in large capital expenditures and foreign currency fluctuations, which had a 5% adverse impact on product revenue the first half of the year. Services revenue decreased 3% in the first half of 2015 compared to the prior-year period. Foreign currency fluctuations had a 7% adverse impact on services revenue in the first six months of 2015 and maintenance revenue was up 1%.
Gross Margin

		% of		% of
In millions	2015	Revenue	2014	Revenue
Gross margin
Product gross margin	$295	59.4%	$376	65.6%
Service gross margin	309	43.6%	328	44.9%
Total gross margin	$604	50.1%	$704	54.0%
The decrease in product gross margin was caused by the high mix of hardware versus software deals, which was driven by a few large transactions in the first half of 2015. Product gross margins were also negatively impacted by foreign currency, a lower mix of our integrated data warehousing products, and a reduction in product volume. Services gross margin was positively impacted by the increased mix of higher margin maintenance revenue. This was more than offset by a decline in consulting services margins primarily due to the timing of work in process and the investments we are making in our marketing applications and Teradata cloud capabilities.
Operating Expenses

		% of		% of
In millions	2015	Revenue	2014	Revenue
Operating expenses
Selling, general and administrative expenses	$374	31.0%	$376	28.8%
Research and development expenses	122	10.1%	106	8.1%
Impairment of goodwill	340	28.2%	—	—%
Total operating expenses	$836	69.4%	$482	37.0%
The decrease in SG&A expense of $2 million is a result of the change in foreign currency exchange rates, partially offset by investments in demand creation resulting from our strategic investment initiatives. R&D expenses increased 15% due to additional investments in big data analytics, cloud and marketing applications, which includes R&D expense associated with our recent acquisitions. The increase in R&D expense was also caused by a decrease in capitalized software of $7 million as compared to the prior year.

During the second quarter, the Company determined that indicators were present in the marketing applications reporting units which would suggest the fair value of the reporting units may have declined below the carrying value. This decline was primarily due to lower than forecasted revenue and profitability levels for 2015 and future periods. The lower projected operating results reflect further review and analysis of the marketing applications business performed following the recent creation of the business as a separate business as announced at the end of the first quarter of 2015. Based on our preliminary analysis, the implied fair value of goodwill was substantially lower than the carrying value of goodwill for the marketing applications reporting units. As a result, the Company recorded an estimate of $340 million for the goodwill impairment charge during the quarter ended June 30, 2015. As a result of the goodwill impairment charge, the remaining carrying value of goodwill is $246 million for the marketing applications reporting units as of June 30, 2015. See Note 4 of Notes to Condensed Consolidated Financial Statements (Unaudited) for further discussion.
The determination of whether or not goodwill is impaired involves a significant level of judgment in the assumptions underlying the approaches used to determine the estimated fair value of our reporting units. The Company believes that assumptions and rates used in the impairment assessment are reasonable. However, these assumptions are judgmental and variations in any assumptions could result in materially different calculations of fair value. The Company will continue to evaluate goodwill on an annual basis as of the beginning of its fourth quarter, and whenever events or changes in circumstances, such as significant adverse changes in operating results, market conditions or changes in management’s business strategy, indicate that there may be a probable indicator of impairment. It is possible that the assumptions used by management related to the evaluation may change or that actual results may vary significantly from management’s estimates. As a result, additional impairment charges may occur in the future.
Other Income (Expense), net

In millions	2015	2014
Gain (loss) on securities	$15	$(9)
Interest income	2	2
Interest expense	(3)	(2)
Other	(1)	1
Other income (expense), net	$13	$(8)
Other income in the first six months of 2015 arose primarily from a $15 million gain on the sale of an equity investment. Other expense for the first six months of 2014 included a $9 million impairment in the carrying value of an equity investment.
Provision for Income Taxes
The effective tax rate for the six months ended June 30, 2015 and June 30, 2014 were as follows:

	2015	2014
Effective tax rate	(11.0)%	27.6%

For the six months ended June 30, 2015, the effective tax rate includes a $78 million discrete tax impact reflected in the second quarter resulting from the $340 million goodwill impairment, of which $318 million is related to non-deductible goodwill. There were no material discrete tax items for the six months ended June 30, 2014. The difference in the effective tax rate period over period was primarily driven by the $78 million discrete tax impact from the goodwill impairment recorded in the second quarter of 2015.

Revenue and Gross Margin by Operating Segment
The following table presents revenue and operating performance by segment for the six months ended June 30:

		% of		% of
In millions	2015	Revenue	2014	Revenue
Segment revenue
Data and Analytics	$1,111	92.2%	$1,200	92.0%
Marketing Applications	94	7.8%	104	8.0%
Total segment revenue	$1,205	100%	$1,304	100%
Segment gross margin
Data and Analytics	$587	52.8%	$677	56.4%
Marketing Applications	38	40.4%	47	45.2%
Total segment gross margin	$625	51.9%	$724	55.5%
Data and Analytics: Revenue decreased 7% in the six months ended June 30, 2015 from the six months ended June 30, 2014, which included a 5% adverse revenue impact from foreign currency fluctuations. Americas revenue was down 4% primarily driven by a decrease in large capital expenditure transactions. International revenue was down 12%, which included a 12% adverse revenue impact from foreign currency fluctuations. Gross margins were down in the first half of 2015 compared to the first half of the prior year due to the high mix of hardware versus software deals in the first quarter of 2015 and the impact of foreign currency exchange rates.
Marketing Applications: Revenue decreased 10% in the first six months of 2015 compared to the six months ended June 30, 2014. The revenue decrease included a 7% adverse revenue impact from foreign currency fluctuations. The overall gross margin decrease is primarily driven by investments in the cloud business as well as lower professional services margins, which were impacted by investments to help better position the Company to go broader in the market and drive long-term growth in this business.

Financial Condition, Liquidity and Capital Resources
Cash provided by operating activities decreased by $179 million in the six months ended June 30, 2015 compared to the six months ended June 30, 2014. The decrease in cash provided by operating activities was primarily due to timing of collections of receivables and lower net income.
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

The table below shows net cash provided by operating activities and capital expenditures for the following periods:

	Six Months Ended June 30,
In millions	2015	2014
Net cash provided by operating activities	$302	$481
Less:
Expenditures for property and equipment	(29)	(21)
Additions to capitalized software	(30)	(37)
Free cash flow	$243	$423
Financing activities and certain other investing activities are not included in our calculation of free cash flow. These activities included a $15 million gain on investment in the six months ended June 30, 2015 as compared to a $9 million loss on investments in the six months ended June 30, 2014.
Teradata’s financing activities for the six months ended June 30, 2015 consisted of cash outflows for share repurchases, payments on credit facility borrowings, and proceeds from long-term debt. The Company purchased 7 million shares of its common stock at an average price per share of $42.90 million in the six months ended June 30, 2015 and 4.5 million shares at an average price per share of $41.91 million in the six months ended June 30, 2014. The first program (the “dilution offset program”), allows the Company to repurchase Teradata common stock to the extent of cash received from the exercise of stock options and the Teradata Employee Stock Purchase Plan (“ESPP”) to offset dilution from shares issued pursuant to these plans. As of June 30, 2015, under the Company’s second share repurchase program (the “general share repurchase program”), the Company had $412 million of authorization remaining to repurchase outstanding shares of Teradata common stock. Share repurchases made by the Company are reported on a trade date basis. Our share repurchase activity depends on factors such as our working capital needs, our cash requirements for capital investments, our stock price, and economic and market conditions.
Proceeds from the ESPP and the exercise of stock options were $14 million for both the six months ended June 30, 2015 and 2014. These proceeds are included in other financing activities, net in the Condensed Consolidated Statements of Cash Flows (Unaudited). Additionally, during the six months ended June 30, 2015, the Company repaid $220 million against the principle balance of its revolving credit facility, which is discussed further below.
Our total in cash and cash equivalents held outside the United States in various foreign subsidiaries was $837 million as of June 30, 2015 and $785 million as of December 31, 2014. The remaining balance held in the United States was $84 million as of June 30, 2015 and $49 million as of December 31, 2014. Under current tax laws and regulations, if cash and cash equivalents and short-term investments held outside the United States are distributed to the United States in the form of dividends or otherwise, we would be subject to additional U.S. income taxes (subject to an adjustment for foreign tax credits) and possible foreign withholding taxes. As of June 30, 2015, we have not provided for the U.S. federal tax liability on approximately $1 billion of foreign earnings that are considered permanently reinvested outside of the United States.
Management believes current cash, Company cash flows from operations and its $400 million credit facility will be sufficient to satisfy future working capital, research and development activities, capital expenditures, pension contributions, and other financing requirements for at least the next twelve months. The Company principally holds its cash and cash equivalents in bank deposits and highly-rated money market funds.
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
Long-term debt. On March 25, 2015, Teradata replaced its existing five-year, $300 million revolving credit facility with a new $400 million revolving credit facility (the “Credit Facility”). The Credit Facility ends on March 25,

2020 at which point any remaining outstanding borrowings would be due for repayment unless extended by agreement of the parties for up to two additional one-year periods. The interest rate charged on borrowings pursuant to the Credit Facility can vary depending on the interest rate option the Company chooses to utilize and the Company’s leverage ratio at the time of the borrowing. In the near term, Teradata would anticipate choosing a floating rate based on the London Interbank Offered Rate (“LIBOR”). The Credit Facility is unsecured and contains certain representations and warranties, conditions, affirmative, negative and financial covenants, and events of default customary for such facilities. As of June 30, 2015, the Company had no outstanding borrowings on the Credit Facility, and was in compliance with all covenants.
Also on March 25, 2015, Teradata closed on a new senior unsecured $600 million five-year term loan, the proceeds of which were used to pay off the remaining $247 million of principal on its existing term loan, pay off the $220 million outstanding balance on the prior credit facility, and to fund share repurchases. The $600 million term loan is payable in quarterly installments, which will commence on March 31, 2016, with all remaining principal due in March 2020. The outstanding principal amount under the term loan agreement bears interest at a floating rate based upon a negotiated base rate or a Eurodollar rate plus in each case a margin based on the leverage ratio of the Company. As of June 30, 2015, the term loan principal outstanding was $600 million and carried an interest rate of 1.4375%. The Company was in compliance with all covenants as of June 30, 2015.
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
In many cases, the accounting treatment of a particular transaction is specifically dictated by GAAP and does not require significant management judgment in its application. There are also areas in which management’s judgment in selecting among available alternatives would not produce a materially different result. The significant accounting policies and estimates that we believe are the most critical to aid in fully understanding and evaluating our reported financial results are discussed in the 2014 Annual Report. Teradata’s senior management has reviewed these critical accounting policies and related disclosures and determined that there were no significant changes in our critical accounting policies in the six months ended June 30, 2015. Also, there were no significant changes in our estimates associated with those policies, except as discussed below.
During the second quarter of 2015, the Company determined that indicators were present in the marketing applications reporting units which would suggest the fair value of the reporting units may have declined below the carrying value. This decline was primarily due to lower than forecasted revenue and profitability levels for 2015 and future periods. The lower projected operating results reflect an ongoing review of the marketing applications business performed by new leadership announced at the end of the first quarter of 2015. The interim goodwill impairment analysis performed in the second quarter of 2015 resulted in a revision of the Company’s previous estimates performed in the fourth quarter of 2014 and first quarter of 2015 (in connection with the change in segment reporting), which resulted in a goodwill impairment of $340 million for the six months ended June 30, 2015. The remaining amount of goodwill allocated to these reporting units was $246 million at June 30, 2015. See Note 4 of Notes to Condensed Consolidated Financial Statements (Unaudited) for further discussion.

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
Based on their evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective to provide reasonable assurance as of June 30, 2015.
Changes in Internal Control over Financial Reporting
There have been no changes in our internal control over financial reporting that occurred during the last fiscal quarter ended June 30, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
Purchase of Company Common Stock
During the second quarter of 2015, the Company executed purchases of 0.7 million shares of its common stock at an average price per share of $38.73 under the two share repurchase programs that were authorized by our Board of Directors. The first program (the “dilution offset program”), allows the Company to repurchase Teradata common stock to the extent of cash received from the exercise of stock options and the Teradata Employee Stock Purchase Plan (“ESPP”) to offset dilution from shares issued pursuant to these plans. As of June 30, 2015, under the Company’s second share repurchase program (the “general share repurchase program”), the Company had $412 million of authorization remaining to repurchase outstanding shares of Teradata common stock. Share repurchases made by the Company are reported on a trade date basis.

Section 16 officers occasionally sell vested shares of restricted stock to the Company at the current market price to cover their withholding taxes. For the six months ended June 30, 2015, the total of these purchases was 5,805 shares at an average price of $43.83 per share.
The following table provides information relating to the Company’s share repurchase programs for the six months ended June 30, 2015:

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Dilution Offset Program	Total Number of Shares Purchased as Part of Publicly Announced General Share Repurchase Program	Maximum Dollar Value that May Yet Be Purchased Under the Dilution Offset Program	Maximum Dollar Value that May Yet Be Purchased Under the General Share Repurchase Program
Month
First Quarter Total	6,303,494	$43.34	259,000	6,044,494	$524,114	$131,483,901
April 2015	—	N/A	—	—	$2,647,461	$131,483,901
May 2015	200,000	$38.66	100,000	100,000	$2,502,966	$427,614,131
June 2015	456,771	$38.76	56,771	400,000	$2,238,246	$412,109,831
Second Quarter Total	656,771	$38.73	156,771	500,000	$2,238,246	$412,109,831
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

3.2	Amended and Restated By-Laws of Teradata Corporation, as amended and restated on April 29, 2014 (incorporated by reference to Exhibit 3.2 to the Current Report on Form 8-K dated May 5, 2014).

4.1	Common Stock Certificate of Teradata Corporation (incorporated by reference to Exhibit 4.1 to the Quarterly Report on Form 10-Q dated November 13, 2007 (SEC file number 001-33458)).

31.1	Certification pursuant to Rule 13a-14(a), dated August 7, 2015.

31.2	Certification pursuant to Rule 13a-14(a), dated August 7, 2015.

32	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated August 7, 2015.

101
Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Condensed Consolidated Statements of (Loss) Income for the three and six month periods ended June 30, 2015 and 2014, (ii) the Condensed Consolidated Statements of Comprehensive (Loss) Income for the three and six month periods ended June 30, 2015 and 2014, (iii) the Condensed Consolidated Balance Sheets at June 30, 2015 and December 31, 2014, (iv) the Condensed Consolidated Statements of Cash Flows for the six month periods ended June 30, 2015 and 2014 and (v) the notes to the Condensed Consolidated Financial Statements.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TERADATA CORPORATION

Date: August 7, 2015	By:	/s/ Stephen M. Scheppmann
Stephen M. Scheppmann Executive Vice President and Chief Financial Officer