Form 10-Q
period 2015-09-30
TERADATA CORP /DE/
filed 2015-11-06
CIK 816761

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2015
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
At October 30, 2015, the registrant had approximately 133.0 million shares of common stock outstanding.

PART I—FINANCIAL INFORMATION

Part 1—FINANCIAL INFORMATION

Item 1.	Financial Statements.
Teradata Corporation
Condensed Consolidated Statements of Income (Loss) (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
In millions, except per share amounts	2015	2014	2015	2014
Revenue
Product revenue	$240	$294	$737	$867
Service revenue	366	373	1,074	1,104
Total revenue	606	667	1,811	1,971
Costs and operating expenses
Cost of products	98	119	300	316
Cost of services	201	198	600	601
Selling, general and administrative expenses	179	181	553	557
Research and development expenses	51	46	173	152
Impairment of goodwill	—	—	340	—
Total costs and operating expenses	529	544	1,966	1,626
Income (loss) from operations	77	123	(155)	345
Other income (expense), net	33	—	46	(8)
Income (loss) before income taxes	110	123	(109)	337
Income tax expense	32	29	56	88
Net income (loss)	$78	$94	$(165)	$249
Net income (loss) per weighted average common share
Basic	$0.56	$0.61	$(1.16)	$1.59
Diluted	$0.55	$0.60	$(1.16)	$1.57
Weighted average common shares outstanding
Basic	139.2	154.5	142.1	156.6
Diluted	141.4	157.1	142.1	159.1
See Notes to Condensed Consolidated Financial Statements (Unaudited).

Teradata Corporation
Condensed Consolidated Statements of Comprehensive Income (Loss) (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
In millions	2015	2014	2015	2014
Net income (loss)	$78	$94	$(165)	$249
Other comprehensive income (loss):
Foreign currency translation adjustments	(15)	(28)	(37)	(28)
Securities:
Reclassification of gain to net income	(21)	—	(21)	—
Unrealized loss on securities, before tax	(2)	—	(7)	—
Unrealized loss on securities, tax portion	—	—	2	—
Net change in securities	(23)	—	(26)	—
Defined benefit plans:
Defined benefit plan adjustment, before tax	1	(2)	3	(1)
Defined benefit plan adjustment, tax portion	—	—	—	—
Defined benefit plan adjustment, net of tax	1	(2)	3	(1)
Other comprehensive (loss)	(37)	(30)	(60)	(29)
Comprehensive income (loss)	$41	$64	$(225)	$220
See Notes to Condensed Consolidated Financial Statements (Unaudited).

Teradata Corporation
Condensed Consolidated Balance Sheets (Unaudited)

In millions, except per share amounts	September 30, 2015	December 31, 2014
Assets
Current Assets
Cash and cash equivalents	$874	$834
Accounts receivable, net	486	619
Inventories	52	38
Other current assets	102	81
Total current assets	1,514	1,572
Property and equipment, net	159	159
Capitalized software, net	195	199
Goodwill	587	948
Acquired intangible assets, net	114	136
Deferred income taxes	19	20
Other assets	21	98
Total assets	$2,609	$3,132
Liabilities and stockholders’ equity
Current liabilities
Current portion of long-term debt	$23	$53
Short-term borrowings	110	220
Accounts payable	111	126
Payroll and benefits liabilities	124	125
Deferred revenue	387	370
Other current liabilities	83	101
Total current liabilities	838	995
Long-term debt	577	195
Pension and other postemployment plan liabilities	96	99
Long-term deferred revenue	14	18
Deferred tax liabilities	60	86
Other liabilities	28	32
Total liabilities	1,613	1,425
Commitments and contingencies (Note 7)
Stockholders’ equity
Preferred stock: par value $0.01 per share, 100.0 shares authorized, no shares issued and outstanding at September 30, 2015 and December 31, 2014, respectively	—	—
Common stock: par value $0.01 per share, 500.0 shares authorized, 133.9 and 147.9 shares issued at September 30, 2015 and December 31, 2014, respectively	1	1
Paid-in capital	1,116	1,054
(Accumulated deficit) retained earnings	(57)	656
Accumulated other comprehensive loss	(64)	(4)
Total stockholders’ equity	996	1,707
Total liabilities and stockholders’ equity	$2,609	$3,132
See Notes to Condensed Consolidated Financial Statements (Unaudited).

Teradata Corporation
Condensed Consolidated Statements of Cash Flows (Unaudited)

	Nine Months Ended September 30,
In millions	2015	2014
Operating activities
Net (loss) income	$(165)	$249
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	129	128
Stock-based compensation expense	43	36
Excess tax benefit from stock-based compensation	—	(2)
Deferred income taxes	(10)	(17)
(Gain) loss on investments	(50)	9
Impairment of goodwill	340	—
Changes in assets and liabilities:
Receivables	134	199
Inventories	(14)	12
Current payables and accrued expenses	(25)	(10)
Deferred revenue	13	(13)
Other assets and liabilities	(25)	(8)
Net cash provided by operating activities	370	583
Investing activities
Expenditures for property and equipment	(43)	(37)
Additions to capitalized software	(51)	(57)
Proceeds from the disposition of investments	69	—
Business acquisitions and other investing activities, net	(9)	(49)
Net cash used in investing activities	(34)	(143)
Financing activities
Repurchases of common stock	(541)	(282)
Proceeds from long-term borrowings	600	—
Repayments of long-term borrowings	(247)	(19)
Proceeds from credit facility borrowings	110	—
Repayments of credit facility borrowings	(220)	—
Excess tax benefit from stock-based compensation	—	2
Other financing activities, net	18	20
Net cash used in financing activities	(280)	(279)
Effect of exchange rate changes on cash and cash equivalents	(16)	(8)
Increase in cash and cash equivalents	40	153
Cash and cash equivalents at beginning of period	834	695
Cash and cash equivalents at end of period	$874	$848
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
Accounting for Share-based Payments with Performance Targets. In June 2014, the FASB issued new guidance that requires that a performance target that affects vesting and that could be achieved after the requisite service period, be treated as a performance condition. A reporting entity should apply existing guidance as it relates to awards with performance conditions that affect vesting to account for such awards. As such, the performance target should not be reflected in estimating the grant-date fair value of the award. Compensation cost should be recognized in the period in which it becomes probable that the performance target will be achieved and should represent the compensation cost attributable to the periods for which the requisite service has already been rendered. The amendments in this update are effective for annual periods, and interim periods within those annual periods beginning after December 15, 2015. Earlier adoption is permitted. This amendment is not expected to have a material impact on the Company's consolidated financial statements.

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
Simplifying the Presentation of Debt Issuance Costs. To simplify presentation of debt issuance costs, the amendments in this update require that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The recognition and measurement guidance for debt issuance costs are not affected by the amendments in this update. For public business entities, the amendments in this update are effective for financial statements issued for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years and shall be applied on a retrospective basis. Debt issuance costs as of September 30, 2015 were $3 million. The Company plans to adopt this amendment when effective. This amendment is not expected to have a material impact on the Company's consolidated financial position.
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
Business Combinations. In September 2015, the FASB issued new guidance that eliminates the requirement that an acquirer in a business combination account for measurement-period adjustments retrospectively. An acquirer will recognize a measurement-period adjustment during the period in which it determines the amount of the adjustment. The amendments in this update are effective for annual periods, and interim periods within those annual periods beginning after December 15, 2015. Earlier adoption is permitted. The Company does not expect this guidance to have significant impact on its consolidated financial statements.
3. Supplemental Financial Information

	As of
In millions	September 30, 2015	December 31, 2014
Inventories
Finished goods	$35	$21
Service parts	17	17
Total inventories	$52	$38

Deferred revenue
Deferred revenue, current	$387	$370
Long-term deferred revenue	14	18
Total deferred revenue	$401	$388

4. Goodwill and Acquired Intangible Assets
The following table identifies the activity relating to goodwill by operating segment:

In millions	Balance, December 31, 2014	Adjustments	Currency Translation Adjustments	Impairment	Balance, September 30, 2015
Goodwill
Data and Analytics	$351	$(3)	$(5)	$—	$343
Marketing Applications	597	—	(13)	(340)	244
Total goodwill	$948	$(3)	$(18)	$(340)	$587
The changes to goodwill for the nine months ended September 30, 2015 were due to an impairment of goodwill discussed below, changes in foreign currency exchange rates and a purchase accounting adjustment on a recent acquisition.
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
During the second quarter, the Company determined that indicators were present in the Marketing Applications reporting units which would suggest the fair value of the reporting units may have declined below the carrying value. The indicators were primarily due to lower than forecasted revenue and profitability levels for 2015 and future periods. The lower projected operating results reflect further review and analysis of the Marketing Applications business performed following the recent creation of the business as a separate business unit as was announced at the end of the first quarter of 2015. Based on our analysis, the implied fair value of goodwill was substantially lower than the carrying value of goodwill for the Americas and International Marketing Applications reporting units. As a result, the Company recorded an impairment charge of $241 million for the Americas Marketing Applications reporting unit and $99 million for the International Marketing Applications reporting unit during the nine months ended September 30, 2015. The impairment charge was included in impairment of goodwill in the consolidated statements of income (loss). As a result of the goodwill impairment charge, the remaining carrying value of goodwill is $177 million for the Americas Marketing Applications reporting unit and $67 million for the International Marketing Applications reporting unit as of September 30, 2015.
The Company utilized a combination of income and market approaches evenly weighted to estimate the fair value of the reporting units for step one. The income approach was determined based on the present value of estimated future cash flows, discounted at a risk-adjusted market rate, including a growth rate to calculate the terminal value. The Company’s forecasted future cash flows, which incorporate anticipated future revenue growth and related expenses to support the growth, were used to calculate fair value. These cash flow projections are based on management’s most current estimates of revenue growth rates and operating margins, taking into consideration historical, industry and market conditions. The discount rate used represents the weighted average cost of capital for the Marketing Applications reporting units considering the risks and uncertainty inherent in the cash flows of the reporting units and in the internally developed forecasts. In applying the market approach, valuation multiples were derived from historical and projected operating data of selected peer companies and applied to the appropriate historical and projected operating data to arrive at a fair value. The implied fair value of the goodwill in step two was determined by allocating the fair value of the reporting units to all of the assets and liabilities as if the reporting units had been acquired in a business combination and its fair value was the purchase price paid to be acquired. The use of these unobservable inputs resulted in the fair value estimate being classified as a Level 3 measurement.
The determination of whether or not goodwill is impaired involves a significant level of judgment in the assumptions underlying the approaches used to determine the estimated fair value of our reporting units. The Company believes that the assumptions and rates used in the impairment assessment are reasonable. However, these assumptions are judgmental and variations in any assumptions could result in materially different calculations of fair value. The Company will continue to evaluate goodwill on an annual basis as of the beginning of its fourth quarter, and whenever events or changes in circumstances, such as significant adverse changes in operating results, market conditions or changes in management’s business strategy, indicate that there may be a probability of impairment. It is possible that the assumptions used by management related to the evaluation may change or that actual results may vary significantly from management’s estimates. As a result, additional impairment charges may occur in the future.
Acquired intangible assets were specifically identified when acquired, and are deemed to have finite lives. The gross carrying amount and accumulated amortization for Teradata’s acquired intangible assets were as follows:

		September 30, 2015		December 31, 2014
In millions	Amortization Life (in Years)	Gross Carrying Amount	Accumulated Amortization and Currency Translation Adjustments	Gross Carrying Amount	Accumulated Amortization and Currency Translation Adjustments
Acquired intangible assets
Intellectual property/developed technology	1 to 7	$197	$(120)	$186	$(95)
Customer relationships	3 to 10	77	(42)	77	(35)
Trademarks/trade names	5	1	(1)	1	(1)
In-process research and development	5	5	(3)	5	(2)
Total acquired intangible assets		$280	$(166)	$269	$(133)

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
The aggregate amortization expense (actual and estimated) for acquired intangible assets is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
In millions	2015	2014	2015	2014
Amortization expense	$10	$12	$32	$35

	For the years ended (estimated)
In millions	2015	2016	2017	2018	2019	2020
Amortization expense	$44	$36	$28	$16	$14	$7
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
The effective tax rate is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
In millions	2015	2014	2015	2014
Effective tax rate	29.1%	23.6%	(51.4)%	26.1%
For the three months ended September 30, 2015, there were no material discrete tax items; for the nine months ended September 30, 2015, the effective tax rate included a discrete tax item of $84 million resulting from the $340 million goodwill impairment recorded in the second quarter, of which $317 million is related to non-deductible goodwill. The effective tax rate for the three months and nine months ended September 30, 2014 included a $4 million discrete tax benefit resulting from an Internal Revenue Service audit settlement of the 2011 tax year, which occurred in the third quarter of 2014. The difference in the effective tax rate period over period for the three and nine months ended September 30 was primarily driven by a higher mix of U.S. earnings in 2015, plus the discrete tax items listed above.
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

The following table identifies the contract notional amount of the Company’s foreign exchange forward contracts:

	As of
In millions	September 30, 2015	December 31, 2014
Contract notional amount of foreign exchange forward contracts	$95	$116
Net contract notional amount of foreign exchange forward contracts	$21	$17
The fair value of derivative assets and liabilities recorded in other current assets and accrued liabilities at September 30, 2015 and December 31, 2014, were not material.
Gains and losses from the Company’s fair value hedges (foreign currency forward contracts and related hedged items) were immaterial for the three and nine months ended September 30, 2015 and September 30, 2014. Gains and losses from foreign exchange forward contracts are fully recognized each period and reported along with the offsetting gain or loss of the related hedged item, either in cost of products or in other income (expense), depending on the nature of the related hedged item.
7. Commitments and Contingencies
In the normal course of business, the Company is subject to proceedings, lawsuits, governmental investigations, claims and other matters, including those that relate to the environment, health and safety, employee benefits, export compliance, intellectual property, tax matters and other regulatory compliance and general matters.
Guarantees and Product Warranties. Guarantees associated with the Company’s business activities are reviewed for appropriateness and impact to the Company’s financial statements. Periodically, the Company’s customers enter into various leasing arrangements coordinated with a leasing company. In some instances, the Company guarantees the leasing company a minimum value at the end of the lease term on the leased equipment. As of September 30, 2015, the maximum future payment obligation of this guaranteed value and the associated liability balance was $3 million.
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
The following table identifies the activity relating to the warranty reserve for the nine months ended September 30:

In millions	2015	2014
Warranty reserve liability
Beginning balance at January 1	$7	$8
Provisions for warranties issued	6	11
Settlements (in cash or in kind)	(8)	(13)
Balance at September 30	$5	$6
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
The Company’s assets and liabilities measured at fair value on a recurring basis include money market funds, available-for-sale securities and foreign currency exchange contracts. A portion of the Company’s excess cash reserves are held in money market funds which generate interest income based on the prevailing market rates. Money market funds are included in cash and cash equivalents in the Company’s balance sheet. Money market fund holdings are measured at fair value using quoted market prices and are classified within Level 1 of the valuation hierarchy. Available-for-sale securities include equity securities that are traded in active markets, such as the National Association of Securities Dealers Automated Quotations Systems ("NASDAQ"), and are therefore included in Level 1 of the valuation hierarchy. Available-for-sale securities are included in other assets in the Company's balance sheet. The decrease in available-for-sale securities of $65 million since December 31, 2014 is driven by sale of equity investments during the year. Unrealized holding gains and losses are excluded from earnings and reported in other comprehensive income until realized.
When deemed appropriate, the Company minimizes its exposure to changes in foreign currency exchange rates through the use of derivative financial instruments, specifically, foreign exchange forward contracts. The fair value of these contracts are measured at the end of each interim reporting period using observable inputs other than quoted prices, specifically market spot and forward exchange rates. As such, these derivative instruments are classified within Level 2 of the valuation hierarchy. Fair value gains for open contracts are recognized as assets and fair value losses are recognized as liabilities. The fair value derivative assets and liabilities recorded in other current assets and accrued liabilities at September 30, 2015 and December 31, 2014, were not material. Any realized gains or losses would be mitigated by corresponding gains or losses on the underlying exposures.
During the second quarter of 2015, goodwill with a carrying value of $586 million at June 30, 2015 in the Marketing Applications reporting units was written down to its estimated fair value of $246 million, resulting in a non-cash impairment charge of $340 million. In order to arrive at the implied fair value of goodwill, the Company calculated the fair value of all of the assets and liabilities of the Marketing Applications reporting units as if they had been acquired in a business combination. After assigning fair value to the assets and liabilities of the reporting units, the result was the implied fair value of goodwill of $246 million, which represented a Level 3 asset measured at fair value on a nonrecurring basis subsequent to its original recognition.

The Company’s assets measured at fair value on a recurring basis and subject to fair value disclosure requirements at September 30, 2015 and December 31, 2014 were as follows:

		Fair Value Measurements at Reporting Date Using
In millions	September 30, 2015	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Money market funds	$414	$414	$—	$—
Available-for-sale securities	13	13	—	—
Total assets at fair value	$427	$427	$—	$—

		Fair Value Measurements at Reporting Date Using
In millions	December 31, 2014	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Money market funds	$393	$393	$—	$—
Available-for-sale securities	78	78	—	—
Total assets at fair value	$471	$471	$—	$—
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
As of September 30, 2015, the Company had $110 million outstanding under the Credit Facility and carried an interest rate of 1.3943%, leaving $290 million in additional borrowing capacity available. Unamortized deferred costs on the original credit facility and new lender fees of approximately $1 million are being amortized over the five-year term of the credit facility. The Company was in compliance with all covenants as of September 30, 2015.

Also on March 25, 2015, Teradata closed on a new senior unsecured $600 million five-year term loan, the proceeds of which were used to pay off the remaining $247 million of principal on its existing term loan, pay off the $220 million outstanding balance on the prior credit facility, and to fund share repurchases. The $600 million term loan is payable in quarterly installments, which will commence on March 31, 2016, with all remaining principal due in March 2020. The outstanding principal amount under the term loan agreement bears interest at a floating rate based upon a negotiated base rate or a Eurodollar rate plus a margin based on the leverage ratio of the Company. As of September 30, 2015, the term loan principal outstanding was $600 million and carried an interest rate of 1.6250%. The new term loan is accounted for as a modification. Unamortized deferred issuance costs on the original term loan and new lender fees of approximately $2 million are being amortized over the five-year term of the loan. The Company was in compliance with all covenants as of September 30, 2015.

Annual contractual maturities of principal on the term loan outstanding at September 30, 2015 are as follows:

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

	Three Months Ended September 30,		Nine Months Ended September 30,
In millions, except per share amounts	2015	2014	2015	2014
Net income (loss) attributable to common stockholders	$78	$94	$(165)	$249
Weighted average outstanding shares of common stock	139.2	154.5	142.1	156.6
Dilutive effect of employee stock options, restricted stock and other stock awards	2.2	2.6	—	2.5
Common stock and common stock equivalents	141.4	157.1	142.1	159.1
Earnings (loss) per share:
Basic	$0.56	$0.61	$(1.16)	$1.59
Diluted	$0.55	$0.60	$(1.16)	$1.57
For the nine months ended September 30, 2015, due to the net loss attributable to Teradata common stockholders, largely due to the goodwill impairment charge, potential common shares that would cause dilution, such as employee stock options, restricted stock and other stock awards, have been excluded from the diluted share count because their effect would have been anti-dilutive. For the nine months ended September 30, 2015, the fully diluted shares would have been 144.5 million.
Certain options to purchase shares of common stock were not included in the computation of diluted earnings per share because their exercise prices were greater than the average market price of the common shares for the period, and therefore would have been anti-dilutive. For the three months ended September 30, 2015 and September 30, 2014 there were 3.6 million and 2.2 million shares of common stock excluded from the computation of diluted earnings per share. For the nine months ended September 30, 2015 and September 30, 2014 there were 3.3 million and 2.2 million shares of common stock excluded from the computation of diluted earnings per share.

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
The following table presents segment revenue and segment gross margin for the Company:

	Three Months Ended September 30,		Nine Months Ended September 30,
In millions	2015	2014	2015	2014
Segment revenue
Data and Analytics	$557	$614	$1,668	$1,814
Marketing Applications	49	53	143	157
Total revenue	606	667	1,811	1,971
Segment gross margin
Data and Analytics	296	334	883	1,011
Marketing Applications	20	25	58	72
Total segment gross margin	316	359	941	1,083
Stock-based compensation expense	(3)	(2)	(10)	(8)
Amortization of acquisition-related intangible assets	(4)	(6)	(15)	(16)
Acquisition, integration and reorganization-related costs	(2)	(1)	(5)	(5)
Total gross margin	307	350	911	1,054
Selling, general and administrative expenses	179	181	553	557
Research and development costs	51	46	173	152
Impairment of goodwill	—	—	340	—
Income (loss) from operations	$77	$123	$(155)	$345

The following table presents revenue by product and services for the Company:

	Three Months Ended September 30,		Nine Months Ended September 30,
In millions	2015	2014	2015	2014
Products (software and hardware)(1)	$240	$294	$737	$867
Consulting services	194	200	560	592
Maintenance services	172	173	514	512
Total services	366	373	1,074	1,104
Total revenue	$606	$667	$1,811	$1,971

(1) Our analytic database software and hardware products are often sold and delivered together in the form of a “node” of capacity as an integrated technology solution. Accordingly, it is impracticable to provide the breakdown of revenue from various types of software and hardware products.

12. Subsequent Events

In November 2015, the Company committed to a plan to exit the majority of the Marketing Applications business. The Company determined that it was in the long-term best interests of the Company and its shareholders to realign Teradata’s business by focusing on the Company’s core Data and Analytics business.
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
Third Quarter Financial Overview
As more fully discussed in later sections of this MD&A, the following were significant financial items for the third quarter of 2015:

•	Total revenue was $606 million for the third quarter of 2015, down from the third quarter of 2014, with an underlying 18% decrease in product revenue and a 2% decrease in services revenue.

•	Gross margin decreased to 50.7% in the third quarter of 2015 down from 52.5% in the third quarter of 2014, driven by lower product and services gross margin.

•
Operating income was $77 million in the third quarter of 2015, compared to operating income of $123 million in the third quarter of 2014, driven by lower product and consulting revenue and lower gross margins.

•	Net income in the third quarter of 2015 was $78 million, compared to net income of $94 million in the third quarter of 2014.
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
We continue to focus on the following key strategies to broaden our position in the market and take advantage of market opportunities:

•	Continue to be the trusted advisor for enabling data-driven business and continue investing in business and technical consulting via organic growth and targeted strategic acquisitions;

•
Invest to expand our leading Unified Data Architecture, data warehouse software and platform family, big data discovery platforms, and Hadoop® based data management platforms to address multiple market segments through internal development and targeted acquisitions;

•
Broaden the market opportunity for the Data and Analytics business by offering alternative ways to purchase and deploy our data analytic offerings, such as software-only, cloud, and subscription-based models to make it easier and to provide more flexibility for customers to buy Teradata; and

•	Optimize and realign our go-to-market resources to better serve the market and extend our sales reach.

Future Trends
We believe that demand for Teradata's Data and Analytics offerings continues to be strong due to our market leading capabilities as well as the continued growth of data volumes and types of data, the scale and complexity of business requirements, the growing use of new data elements such as the Internet of Things, and more analytics over time. The adoption by customers of a broader set of analytics including predictive analytics, behavioral analytics, location analytics, connection analytics, and many others is driving more applications, usage, and capacity needs of their data analytics platforms. This increased breadth of analytics also drives the need for an overall architecture to manage an increasingly complex analytics environment. As a result, we expect that Teradata’s leadership in analytic data platforms, data warehousing, big data analytics, and Unified Data Architecture positions us for future growth.
This growth, however, is not expected to be without its challenges from general economic conditions, competitive pressures, alternative technologies, and other risks and uncertainties. Since mid-2012, Teradata has seen a change in customers’ buying patterns, particularly in the Americas region, with respect to large capital investments due to capital constraints, short-term investment priorities and lower cost, but lower-performing, alternatives. We believe that a number of factors are contributing to a slowdown in our Data and Analytics business’ revenue growth, including:

•	Information technology budget constraints, as well as budget ownership being distributed to multiple business owners;

•	Customers using and integrating multiple data analytics platforms that deliver different use cases and capabilities, but also at different cost levels; and

•	To a lesser degree, the transfer of some Integrated Data Warehouse workloads to other platforms in the ecosystem.
Although we did not experience significant changes related to competitive and/or pricing trends for our analytic data platforms in the quarter ended September 30, 2015, there is risk that pricing and competitive pressures on our solutions could occur in the future as, among other things, major customers evaluate and rationalize their analytics infrastructure, particularly to the extent that cost becomes a top priority for companies and lower-cost, but less sophisticated alternatives are more seriously and frequently considered. These alternatives generally do not enable companies to perform mission-critical, complex business analytic workloads or provide a Unified Data Architecture to address mission-critical analytics, discovery analytics, or data management such as enabled by Teradata’s offerings.
Key Business Initiatives
As described above, we continue to believe that analytics will remain a high priority for companies and will enable future revenue growth for Teradata. Moreover, we are committed to the development of new products and alternative ways to purchase and consume our solutions, while achieving attractive yields from our research and development investments, which are intended to create increased future demand and revenue growth.
As the market evolves and we broaden our product portfolio and market reach, we are seeing an increase in the product mix of our 2000 series versus the 6000 series in new customer wins, which is contributing to some extent to lower product revenue and gross margins. As a result, we are developing alternative ways for customers to buy Teradata and launching four key initiatives:

•	Expanding our core data warehouse market opportunity, such as with our software-only version of the Teradata database for public and private clouds;

•	Focusing on big data solutions that increase our relevance with customers in the dynamic analytic ecosystem;

•	Enhancing our value-added services to help customers design, implement, and manage increasingly complex analytic architectures; and

•	Evolving our go-to-market approach.
These offerings are designed to broaden the market opportunity for Teradata's Data and Analytics business.

Overall, we believe that Teradata will remain a critical part of companies’ analytical ecosystems, due to Teradata’s technological capability being highly differentiated with the ability to handle the analytical needs and service levels needed for concurrency of hundreds to thousands of mission-critical users and applications. Further, we believe the Company has the opportunity for revenue growth from both the expansion of our existing customers’ analytical ecosystems, through growth in its Integrated Data Warehouse and big data analytics solutions, as well as the addition of new customers.
Cost Rationalization/Reduction
The Company is also engaged in a thorough review of its cost structure and is taking significant steps to rationalize and optimize the return/yield on its expense structure. This broad-based cost rationalization effort includes reducing Teradata’s infrastructure costs as it transitions to focus solely on its Data and Analytics business, optimizing its go-to-market resources and approach, and prioritizing research and development projects based on revenue generation and profitability.
Exiting Marketing Applications Business
Although we believe the demand for our Marketing Applications solutions is likely to increase as marketing continues to be transformed by the increased usage of data and analytics to understand and optimize the marketing process and be able to deliver individualized marketing to consumers through the increased usage of digital marketing channels, Teradata has concluded it is in the long-term best interests of the Company and its shareholders to exit the Marketing Applications business in order to exclusively focus on its Data and Analytics business opportunities.
As Teradata focuses on improving results from its core Data and Analytics business, it will become difficult for Teradata to give the Marketing Applications business the proper focus to ensure its success and that it meets its potential. Moving this business to a new owner will allow Teradata to focus its attention on its core business, as well as give the Marketing Applications business the opportunity to maximize its value outside of Teradata. Under new ownership, with more focus on the marketing applications space, we believe this business unit has greater opportunity for success.
We believe that the Marketing Applications business has strong solutions and has the potential for high growth in an attractive market and will be able to better realize that potential outside of Teradata. We will work diligently with our customers and employees to enable the success of this business.
Business Transformation
Although Teradata is still in the process of finalizing its transformation and cost reduction plans, it expects approximately $120 million of benefit to its 2016 operating income from its cost reduction/realignment initiatives and from the exit of the Marketing Applications business, exclusive of one-time costs. Although our plans are still being developed, the total annualized cost savings associated with the transformational initiatives that we are developing, excluding Marketing Applications, is expected to be in the range of $80 to $100 million.
More information regarding these initiatives will be provided after the Company completes its transformational and cost reduction plans, which is expected to be completed in the first part of 2016.
Currency exposure
The Company is exposed to fluctuations in foreign currency exchange rates given that a portion of the Company’s operations and revenue occur outside the United States and in currencies other than the U.S. dollar. Based on currency rates as of October 30, 2015, Teradata is expecting approximately six percentage points of adverse impact from currency translation on our full-year 2015 reported revenue growth rate and a corresponding currency impact on our profitability.

Results of Operations for the Three Months Ended September 30, 2015
Compared to the Three Months Ended September 30, 2014
Revenue

		% of		% of
In millions	2015	Revenue	2014	Revenue
Product revenue	$240	39.6%	$294	44.1%
Service revenue	366	60.4%	373	55.9%
Total revenue	$606	100%	$667	100%
Teradata revenue decreased $61 million or 9% in the third quarter of 2015 compared to the third quarter of 2014. Foreign currency fluctuations had a 6% adverse impact on revenue in the quarter. Product revenue decreased 18% in the third quarter of 2015 from the prior-year period primarily due to a decrease in Integrated Data Warehouse products. Services revenue decreased 2% in the third quarter of 2015 compared to the prior-year period. This was primarily due to a 3% decrease in consulting revenue and a 1% decrease in maintenance revenue from prior year.
Gross Margin

		% of		% of
In millions	2015	Revenue	2014	Revenue
Gross margin
Product gross margin	$142	59.2%	$175	59.5%
Service gross margin	165	45.1%	175	46.9%
Total gross margin	$307	50.7%	$350	52.5%
Product gross margin decline was driven by a higher amortization of capitalized software, the impact of currency, and by a similar amount of fixed costs on an 18% product revenue decline. This was partially offset by improved deal mix. Services gross margin decline was driven by investments we are making in our big data consulting capabilities and by lower margins in the Marketing Applications business.
Operating Expenses

		% of		% of
In millions	2015	Revenue	2014	Revenue
Operating expenses
Selling, general and administrative expenses	$179	29.5%	$181	27.1%
Research and development expenses	51	8.4%	46	6.9%
Total operating expenses	$230	38.0%	$227	34.0%
The decrease in Selling, General and Administrative ("SG&A") expense of $2 million was primarily due to movements in foreign currency, which more than offset the increases resulting from our strategic investments in demand creation headcount and marketing programs. Research and Development ("R&D") expenses increased $5 million due to additional investment in big data analytics, cloud and marketing applications, and includes R&D expense associated with our recent acquisitions.

Other Income, net

In millions	2015	2014
Gain on securities	$35	$—
Interest income	1	1
Interest expense	(3)	(1)
Other income, net	$33	$—
Other income in the third quarter of 2015 arose primarily from a $35 million gain on the sale of an equity investment.
Provision for Income Taxes
Income tax provisions for interim periods are based on estimated annual income tax rates, adjusted to reflect the effects of any significant infrequent or unusual items which are required to be discretely recognized within the current interim period. The Company’s intention is to permanently reinvest its foreign earnings outside of the United States. As a result, the effective tax rates in the periods presented are largely based upon the forecasted pre-tax earnings mix between the United States and other foreign taxing jurisdictions where the Company conducts its business under its current structure. The Company estimates its full-year effective tax rate for 2015 to be a tax expense of approximately (7000%), which takes into consideration, among other things, the forecasted earnings mix by jurisdiction for 2015 and the $84 million discrete tax impact to our effective rate resulting from the $340 million goodwill impairment, of which $317 million is related to non-deductible goodwill. This estimate also assumes that the U.S. Federal Research and Development Tax Credit (“US R&D Tax Credit”), which expired on December 31, 2014, will be retroactively reinstated sometime during 2015. If the credit is not reinstated during 2015, we estimate our tax expense will increase by approximately $3 million. The forecasted tax rate is based on the overseas profits being taxed at an overall effective tax rate of approximately 12%, as compared to the federal statutory tax rate of 35% in the United States.
The effective tax rate for the three months ended September 30, 2015 and September 30, 2014 were as follows:

	2015	2014
Effective tax rate	29.1%	23.6%
For the three months ended September 30, 2015, the effective tax rate included no material discrete tax items. For the three months ended September 30, 2014, the effective tax rate included a $4 million discrete tax benefit resulting from an Internal Revenue Service audit settlement of the 2011 tax year, which occurred in the third quarter of 2014.

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

The following table presents revenue and operating performance by segment for the three months ended September 30:

		% of		% of
In millions	2015	Revenue	2014	Revenue
Segment revenue
Data and Analytics	$557	91.9%	$614	92.1%
Marketing Applications	49	8.1%	53	7.9%
Total segment revenue	$606	100%	$667	100%
Segment gross margin
Data and Analytics	$296	53.1%	$334	54.4%
Marketing Applications	20	40.8%	25	47.2%
Total segment gross margin	$316	52.1%	$359	53.8%
Data and Analytics: Revenue decreased 9% in the third quarter of 2015 from the third quarter of 2014, which included a 5% adverse revenue impact from foreign currency fluctuations. Americas revenue was down 10%, which included a 2% adverse impact from foreign currency fluctuations. International revenue declined 9%, and included a 13% adverse revenue impact from foreign currency fluctuations. Gross margins were down from third quarter of 2014 driven by both product and services gross margins. The product gross margin decline was driven by a similar amount of fixed costs on a 19% decline in product revenue. The services margin decline was primarily driven by investments we are making in our big data business.
Marketing Applications: Revenue decreased 8% in the third quarter of 2015 from the third quarter of 2014. The revenue decrease included an 8% adverse revenue impact from foreign currency fluctuations. The overall gross margin decrease is primarily driven by lower professional services margins which were impacted by investments to help better position the Company to go broader in the market.
Results of Operations for the Nine Months Ended September 30, 2015
Compared to the Nine Months Ended September 30, 2014
Revenue

		% of		% of
In millions	2015	Revenue	2014	Revenue
Product revenue	$737	40.7%	$867	44.0%
Service revenue	1,074	59.3%	1,104	56.0%
Total revenue	$1,811	100%	$1,971	100%
Teradata revenue decreased $160 million or 8% during the nine months ended September 30, 2015 compared to the nine months ended September 30, 2014. Foreign currency fluctuations had a 6% adverse impact on revenue in the first nine months of 2015. Product revenue decreased 15% in the first nine months of 2015 from the prior-year period primarily due to a decrease in customer large capital expenditures and foreign currency fluctuations, which had a 5% adverse impact on product revenue. Services revenue decreased 3% in the first half of 2015 compared to the prior-year period. Foreign currency fluctuations had a 7% adverse impact on services revenue. Consulting revenue declined 5% in the nine months ended September 30, 2015 due to foreign currency fluctuations. Maintenance revenue was flat in the nine months ended September 30, 2015.

Gross Margin

		% of		% of
In millions	2015	Revenue	2014	Revenue
Gross margin
Product gross margin	$437	59.3%	$551	63.6%
Service gross margin	474	44.1%	503	45.6%
Total gross margin	$911	50.3%	$1,054	53.5%
The decrease in product gross margin was caused by the high mix of hardware versus software deals, which was driven by a few large transactions in the first nine months of 2015. Product gross margins were also negatively impacted by foreign currency, a lower mix of our integrated data warehousing products, and a reduction in product volume. Services gross margin was positively impacted by the increased mix of higher margin maintenance revenue. This was more than offset by a decline in consulting services margins primarily due to the investments we are making in our big data services, Marketing Applications business and Teradata cloud capabilities.
Operating Expenses

		% of		% of
In millions	2015	Revenue	2014	Revenue
Operating expenses
Selling, general and administrative expenses	$553	30.5%	$557	28.3%
Research and development expenses	173	9.6%	152	7.7%
Impairment of goodwill	340	18.8%	—	—%
Total operating expenses	$1,066	58.9%	$709	36.0%
The decrease in SG&A expense of $4 million is a result of the change in foreign currency exchange rates, partially offset by increased investments in demand creation resulting from our strategic investment initiatives. R&D expenses increased 14% due to additional investments in big data analytics, cloud and marketing applications, which includes R&D expense associated with our recent acquisitions. The increase in R&D expense was also caused by a decrease in capitalized software of $6 million as compared to the prior year.
During the second quarter, the Company determined that indicators were present in the Marketing Applications reporting units which would suggest the fair value of the reporting units may have declined below the carrying value. The indicators were primarily due to lower than forecasted revenue and profitability levels for 2015 and future periods. The lower projected operating results reflect further review and analysis of the Marketing Applications business performed following the recent creation of the business as a separate business as announced at the end of the first quarter of 2015. Based on our analysis, the implied fair value of goodwill was substantially lower than the carrying value of goodwill for the Marketing Applications reporting units. As a result, the Company recorded a $340 million goodwill impairment charge during the nine months ended September 30, 2015. As a result of the goodwill impairment charge, the remaining carrying value of goodwill is $244 million for the marketing applications reporting units as of September 30, 2015. See Note 4 of Notes to Condensed Consolidated Financial Statements (Unaudited) for further discussion.
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

Other Income (Expense), net

In millions	2015	2014
Gain (loss) on securities	$50	$(9)
Interest income	3	3
Interest expense	(6)	(3)
Other	(1)	1
Other income (expense), net	$46	$(8)
Other income in the nine months ended September 30, 2015 arose primarily from $50 million in gains on the sale of equity investments. Other expense for the nine months ended September 30, 2014 included a $9 million impairment in the carrying value of an equity investment.
Provision for Income Taxes
The effective tax rate for the nine months ended September 30, 2015 and September 30, 2014 were as follows:

	2015	2014
Effective tax rate	(51.4)%	26.1%
For the nine months ended September 30, 2015, the effective tax rate includes a $84 million discrete tax impact reflected in the second quarter resulting from the $340 million goodwill impairment, of which $317 million is related to non-deductible goodwill. For the nine months ended September 30, 2014 the effective tax rate included a $4 million discrete tax benefit resulting from an Internal Revenue Service audit settlement of the 2011 tax year, which occurred in the third quarter of 2014. The difference in the effective tax rate period over period was primarily driven by the $84 million discrete tax impact from the goodwill impairment recorded in the second quarter of 2015.
Revenue and Gross Margin by Operating Segment
The following table presents revenue and operating performance by segment for the nine months ended September 30:

		% of		% of
In millions	2015	Revenue	2014	Revenue
Segment revenue
Data and Analytics	$1,668	92.1%	$1,814	92.0%
Marketing Applications	143	7.9%	157	8.0%
Total segment revenue	$1,811	100%	$1,971	100%
Segment gross margin
Data and Analytics	$883	52.9%	$1,011	55.7%
Marketing Applications	58	40.6%	72	45.9%
Total segment gross margin	$941	52.0%	$1,083	54.9%
Data and Analytics: Revenue decreased 8% in the nine months ended September 30, 2015 from the nine months ended September 30, 2014, which included a 6% adverse revenue impact from foreign currency fluctuations. Americas revenue was down 6% primarily driven by a decrease in customer large capital expenditure transactions. International revenue was down 11%, which included a 12% adverse revenue impact from foreign currency fluctuations. Gross margins were down in the first nine months of 2015 compared to the first nine months of the prior year due to the high mix of hardware versus software deals in the first nine months of 2015 and the impact of foreign currency exchange rates.
Marketing Applications: Revenue decreased 9% in the first nine months of 2015 compared to the nine months ended September 30, 2014. The revenue decrease included a 7% adverse revenue impact from foreign currency fluctuations. The overall gross margin decrease is primarily driven by investments in the cloud business as well as lower professional services margins, which were impacted by investments to help better position the Company to go broader in the market and drive long-term growth in this business.

Financial Condition, Liquidity and Capital Resources
Cash provided by operating activities decreased by $213 million in the nine months ended September 30, 2015 compared to the nine months ended September 30, 2014. The decrease in cash provided by operating activities was primarily due to lower net income (net of non-cash items such as depreciation and amortization, stock-based compensation expense, impairment of goodwill and deferred taxes) and a smaller reduction in working capital, largely driven by a smaller decrease in receivables as compared to the prior period.
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
The table below shows net cash provided by operating activities and capital expenditures for the following periods:

	Nine Months Ended September 30,
In millions	2015	2014
Net cash provided by operating activities	$370	$583
Less:
Expenditures for property and equipment	(43)	(37)
Additions to capitalized software	(51)	(57)
Free cash flow	$276	$489
Financing activities and certain other investing activities are not included in our calculation of free cash flow. These activities included an immaterial acquisition and $69 million from the sale of equity investments for the nine months ended September 30, 2015. Other investing activities in the nine months ended September 30, 2014 primarily consisted of immaterial complementary business acquisitions and equity investment activities that were closed during the period.
Teradata’s financing activities for the nine months ended September 30, 2015 consisted of cash outflows for share repurchases, payments on credit facility borrowings, and proceeds from long-term debt. The Company purchased 15.5 million shares of its common stock at an average price per share of $35.45 in the nine months ended September 30, 2015 and 6.9 million shares at an average price per share of $42.30 in the nine months ended September 30, 2014. The first program (the “dilution offset program”), allows the Company to repurchase Teradata common stock to the extent of cash received from the exercise of stock options and the Teradata Employee Stock Purchase Plan (“ESPP”) to offset dilution from shares issued pursuant to these plans. As of September 30, 2015, under the Company’s second share repurchase program (the “general share repurchase program”), the Company had $667 million of authorization remaining to repurchase outstanding shares of Teradata common stock. Share repurchases made by the Company are reported on a trade date basis. Our share repurchase activity depends on factors such as our working capital needs, our cash requirements for capital investments, our stock price, and economic and market conditions.

Proceeds from the ESPP and the exercise of stock options were $20 million for the nine months ended September 30, 2015 and $20 million for the nine months ended September 30, 2014. These proceeds are included in other financing activities, net in the Condensed Consolidated Statements of Cash Flows (Unaudited). Additionally, during the nine months ended September 30, 2015, the Company repaid $220 million against the principal balance of its revolving credit facility, which is discussed further below.
Our total in cash and cash equivalents held outside the United States in various foreign subsidiaries was $833 million as of September 30, 2015 and $785 million as of December 31, 2014. The remaining balance held in the United States was $41 million as of September 30, 2015 and $49 million as of December 31, 2014. Under current tax laws and regulations, if cash and cash equivalents and short-term investments held outside the United States are distributed to the United States in the form of dividends or otherwise, we would be subject to additional U.S. income taxes (subject to an adjustment for foreign tax credits) and possible foreign withholding taxes. As of September 30, 2015, we have not provided for the U.S. federal tax liability on approximately $1 billion of foreign earnings that are considered permanently reinvested outside of the United States.
Management believes current cash, Company cash flows from operations and its $290 million available under the credit facility will be sufficient to satisfy future working capital, research and development activities, capital expenditures, pension contributions, and other financing requirements for at least the next twelve months. The Company principally holds its cash and cash equivalents in bank deposits and highly-rated money market funds.
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
Long-term Debt. On March 25, 2015, Teradata replaced its existing five-year, $300 million revolving credit facility with a new $400 million revolving credit facility (the “Credit Facility”). The Credit Facility ends on March 25, 2020 at which point any remaining outstanding borrowings would be due for repayment unless extended by agreement of the parties for up to two additional one-year periods. The interest rate charged on borrowings pursuant to the Credit Facility can vary depending on the interest rate option the Company chooses to utilize and the Company’s leverage ratio at the time of the borrowing. In the near term, Teradata would anticipate choosing a floating rate based on the London Interbank Offered Rate (“LIBOR”). The Credit Facility is unsecured and contains certain representations and warranties, conditions, affirmative, negative and financial covenants, and events of default customary for such facilities. As of September 30, 2015, the Company had $110 million of outstanding borrowings on the Credit Facility at an interest rate of 1.3943%, leaving $290 million in additional borrowing capacity available. The Company was in compliance with all covenants as of September 30, 2015.
Also on March 25, 2015, Teradata closed on a new senior unsecured $600 million five-year term loan, the proceeds of which were used to pay off the remaining $247 million of principal on its existing term loan, pay off the $220 million outstanding balance on the prior credit facility, and to fund share repurchases. The $600 million term loan is payable in quarterly installments, which will commence on March 31, 2016, with all remaining principal due in March 2020. The outstanding principal amount under the term loan agreement bears interest at a floating rate based upon a negotiated base rate or a Eurodollar rate plus in each case a margin based on the leverage ratio of the Company. As of September 30, 2015, the term loan principal outstanding was $600 million and carried an interest rate of 1.6250%. The Company was in compliance with all covenants as of September 30, 2015.
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
In many cases, the accounting treatment of a particular transaction is specifically dictated by GAAP and does not require significant management judgment in its application. There are also areas in which management’s judgment in selecting among available alternatives would not produce a materially different result. The significant accounting policies and estimates that we believe are the most critical to aid in fully understanding and evaluating our reported financial results are discussed in the 2014 Annual Report. Teradata’s senior management has reviewed these critical accounting policies and related disclosures and determined that there were no significant changes in our critical accounting policies in the nine months ended September 30, 2015. Also, there were no significant changes in our estimates associated with those policies, except as discussed below.
During the second quarter of 2015, the Company determined that indicators were present in the Marketing Applications reporting units which would suggest the fair value of the reporting units may have declined below the carrying value. These indicators were primarily due to lower than forecasted revenue and profitability levels for 2015 and future periods. The lower projected operating results reflect an ongoing review of the Marketing Applications business performed by new leadership announced at the end of the first quarter of 2015. The interim goodwill impairment analysis performed in the second quarter of 2015 resulted in a revision of the Company’s previous estimates performed in the fourth quarter of 2014 and first quarter of 2015 (in connection with the change in segment reporting), which resulted in a goodwill impairment of $340 million for the nine months ended September 30, 2015. The remaining amount of goodwill allocated to these reporting units was $244 million at September 30, 2015. The Company will continue to evaluate goodwill on an annual basis as of the beginning of its fourth quarter, and whenever events or changes in circumstances, such as significant adverse changes in operating results, market conditions or changes in management’s business strategy, indicate that there may be an indicator of impairment. It is possible that the assumptions used by management related to the evaluation may change or that actual results may vary significantly from management’s estimates. As a result, additional impairment charges may occur in the future. In addition, there may be additional impairment charges as a result of the Company's decision to exit the business underlying our Marketing Applications operating segment. See Note 4 of Notes to Condensed Consolidated Financial Statements (Unaudited) for further discussion.
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
Based on their evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective to provide reasonable assurance as of September 30, 2015.
Changes in Internal Control over Financial Reporting
There have been no changes in our internal control over financial reporting that occurred during the last fiscal quarter ended September 30, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Part II—OTHER INFORMATION
Item 1. Legal Proceedings.
The information required by this item is included in the material under Note 7 of Notes to Condensed Consolidated Financial Statements (Unaudited) of this Quarterly Report on Form 10-Q and is incorporated herein by reference.
Item 1A. Risk Factors.
In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, Item 1A of the Company's 2014 Annual Report on Form 10-K, which could materially affect the business, financial condition, cash flows or future results. The risks described in the 2014 Form 10-K are not the only risks facing the Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect the business, financial condition, cash flows and/or operating results of the Company. The risk factor below is an update to our 2014 Form 10-K.
The failure to realize the anticipated benefits of our business transformation program, divestitures, or other restructuring and cost saving initiatives could adversely impact our business and financial results
The successful implementation of our business transformation program, including the ability to successfully exit businesses planned for divestiture, presents significant organizational and infrastructure challenges. As a result, we may not be able to implement and realize the anticipated benefits from our program as planned. Events and circumstances, such as financial or unforeseen difficulties, delays and unexpected costs may occur that could result in our not realizing desired outcomes. Any failure to implement the program in accordance with our expectations could have a material adverse effect our financial results, and even if the anticipated benefits and savings are substantially realized, there may be consequences or business impacts that were not expected.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
Purchase of Company Common Stock
During the third quarter of 2015, the Company executed purchases of 8.5 million shares of its common stock at an average price per share of $29.39 under the two share repurchase programs that were authorized by our Board of Directors. The first program (the “dilution offset program”), allows the Company to repurchase Teradata common stock to the extent of cash received from the exercise of stock options and the Teradata Employee Stock Purchase Plan (“ESPP”) to offset dilution from shares issued pursuant to these plans. As of September 30, 2015, under the

Company’s second share repurchase program (the “general share repurchase program”), the Company had $667 million of authorization remaining to repurchase outstanding shares of Teradata common stock. Share repurchases made by the Company are reported on a trade date basis.
Section 16 officers occasionally sell vested shares of restricted stock to the Company at the current market price to cover their withholding taxes. For the nine months ended September 30, 2015, the total of these purchases was 5,805 shares at an average price of $43.83 per share.
The following table provides information relating to the Company’s share repurchase programs for the nine months ended September 30, 2015:

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Dilution Offset Program	Total Number of Shares Purchased as Part of Publicly Announced General Share Repurchase Program	Maximum Dollar Value that May Yet Be Purchased Under the Dilution Offset Program	Maximum Dollar Value that May Yet Be Purchased Under the General Share Repurchase Program
Month
First Quarter Total	6,303,494	$43.34	259,000	6,044,494	$524,114	$131,483,901
Second Quarter Total	656,771	$38.73	156,771	500,000	$2,238,246	$412,109,831
July 2015	—	N/A	—	—	$3,774,893	$412,109,831
August 2015	3,660,160	$29.87	—	3,660,160	$5,030,635	$802,767,226
September 2015	4,839,229	$29.03	171,082	4,668,147	$1,487,691	$667,198,339
Third Quarter Total	8,499,389	$29.39	171,082	8,328,307	$1,487,691	$667,198,339
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

3.2	Amended and Restated By-Laws of Teradata Corporation, as amended and restated on April 29, 2014 (incorporated by reference to Exhibit 3.2 to the Current Report on Form 8-K dated May 5, 2014).

4.1	Common Stock Certificate of Teradata Corporation (incorporated by reference to Exhibit 4.1 to the Quarterly Report on Form 10-Q dated November 13, 2007 (SEC file number 001-33458)).

31.1	Certification pursuant to Rule 13a-14(a), dated November 6, 2015.

31.2	Certification pursuant to Rule 13a-14(a), dated November 6, 2015.

32	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated November 6, 2015.

101
Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Condensed Consolidated Statements of Income (Loss) for the three and nine month periods ended September 30, 2015 and 2014, (ii) the Condensed Consolidated Statements of Comprehensive Income (Loss) for the three and nine month periods ended September 30, 2015 and 2014, (iii) the Condensed Consolidated Balance Sheets at September 30, 2015 and December 31, 2014, (iv) the Condensed Consolidated Statements of Cash Flows for the nine month periods ended September 30, 2015 and 2014 and (v) the notes to the Condensed Consolidated Financial Statements.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TERADATA CORPORATION

Date: November 6, 2015	By:	/s/ Stephen M. Scheppmann
Stephen M. Scheppmann Executive Vice President and Chief Financial Officer