Form 10-K
period 2015-12-31
TERADATA CORP /DE/
filed 2016-02-26
CIK 816761

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2015
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes   ☐    No  ☒
The aggregate market value of voting stock held by non-affiliates of the registrant as of June 30, 2015, was approximately $5.2 billion.
At January 29, 2016, there were approximately 129.4 million shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Part III:
Portions of the registrant’s Notice of Annual Meeting of Stockholders and Proxy Statement, to be filed with the Securities and Exchange Commission pursuant to Regulation 14A within 120 days after registrant’s fiscal year end of December 31, 2015 are incorporated herein by reference.

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

PART I
FORWARD-LOOKING STATEMENTS
Forward-looking statements in our public filings or other public statements are subject to known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements or other public statements. These forward-looking statements were based on various facts and were derived utilizing numerous important assumptions and other important factors, and changes in such facts, assumptions or factors could cause actual results to differ materially from those in the forward-looking statements. Forward-looking statements include the information concerning our future financial performance, business strategy, projected plans and objectives. Statements preceded by, followed by or that otherwise include the words “believes,” “expects,” “anticipates,” “intends,” “projects,” “estimates,” “plans,” “may increase,” “may fluctuate,” and similar expression or future or conditional verbs such as “will,” “should,” “would,” “may” and “could” are generally forward-looking in nature and not historical facts. You should understand that the factors described under “Risk Factors” and the following important factors could affect our future results and could cause actual results to differ materially from those expressed in such forward-looking statements:

•	our ability to timely and effectively implement our business transformation plan and complete the sale of the marketing applications business, while mitigating business disruption;

•
the rapidly changing and intensely competitive nature of the information technology (“IT”) industry and the software applications and analytic data platform businesses, including the ongoing consolidation activity, threats from new and emerging analytic data technologies and competitors, and pressure on achieving continued price/performance gains for analytic data solutions;

•	fluctuations in our operating results, timing of transactions, unanticipated delays or accelerations in our sales cycles and the difficulty of accurately estimating revenues;

•	our ability to successfully leverage acquisitions;

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

Item 1. BUSINESS
Overview. Teradata Corporation ("we," "us," "Teradata," or the "Company") is a global leader in analytic data solutions and related services. Our analytic data solutions comprise software, hardware, and related business consulting and support services for analytics across a company’s entire analytical ecosystem, which includes components such as data warehousing, big data, discovery tools, integration tools, and business intelligence tools as well as the services to architect, manage, and integrate this complex and ever changing ecosystem. We help customers access and manage data and extract business value and insight from their data. We also provide marketing and analytic applications that are designed to leverage data to help customers discover and exploit new insights such as:

•	improving organizations’ effectiveness in marketing to their customers,

•	determining and maximizing customer and product profitability,

•	more accurately forecasting consumer demand, and

•	creating more predictable and less costly supply chains.
Our consulting services allow customers to maximize the use of and obtain great value from their analytics and marketing investments. Our services include a broad range of offerings including consulting to help organizations design, optimize and manage their analytic and big data environments, either on-premises or in the cloud. Our value-added consulting services provide expertise in: data architecture services, cloud ("software as a service", "analytics as a service"), private cloud, managed services, and related installation services. In addition to our consulting services, we offer a comprehensive set of support services. We serve customers around the world across a broad set of industries, including communications, ecommerce, financial services, government, gaming, healthcare, insurance, manufacturing, media and entertainment, oil and gas, retail, travel and transportation, and utilities - with offerings ranging from small departmental implementations to many of the world’s largest analytic data platforms and marketing applications. To meet evolving trends in information management, we provide our offerings on-premises or in the cloud (as a service).
Teradata operates from numerous locations within the United States with the primary locations being Dayton, Ohio; Johns Creek (Atlanta), Georgia; and Rancho Bernardo (San Diego), California. In addition, we have sales, services, research and development and administrative offices located in 44 countries.
For the full year ended December 31, 2015, we had a net loss of $(214) million and total revenues of $2.530 billion, of which approximately 92% was derived from the data and analytics segment and 8% from the marketing applications segment (which included impairment charges of $478 million for goodwill and acquired intangible assets). For financial information about these segments and geographic information, see “Note 11—Segment, Other Supplemental Information and Concentrations” in the Notes to Consolidated Financial Statements elsewhere in this Annual Report.
History and Development. Teradata was formed in 1979 as a Delaware corporation. Teradata established a relational database management system on a proprietary platform in 1984. In 1990, Teradata partnered with NCR Corporation (“NCR”) to jointly develop next-generation database systems. In 1991, AT&T Corp. ("AT&T") acquired NCR and, later that year, NCR purchased Teradata.
In 1996, AT&T spun off NCR (including Teradata) to form the independent, publicly-traded NCR Corporation. In 1999, NCR consolidated its Teradata data warehousing operations and product offerings into a separate operating division. On September 30, 2007, the independent, publicly-traded Teradata Corporation (NYSE: TDC) was created when NCR was effectively separated into two independent, publicly-traded companies through the distribution of 100% of its Teradata data warehousing business to shareholders of NCR.
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
As we have reviewed our business opportunities, we have concluded that it is in the best interest of the Company and our shareholders to focus Teradata on our core data and analytics business and to exit most of our marketing applications business. We are currently in the process of exiting this business. The portion of the business to be retained will be managed under the data and analytics operating segment.
Industry Overview
Our revenues are primarily generated from data and analytics, and we expect that the need for analytic data solutions will continue to grow as organizations increasingly rely on data and analytics to compete and achieve a differentiated advantage. The multi-billion dollar addressable markets in which our solutions compete include data warehousing and big data analytics software and hardware, as well as consulting and maintenance services.
The need for analytic data solutions is further driven by the convergence of the following key market dynamics we have observed:

•
Significant data growth is being driven by new types of data, such as big data and the Internet of Things; examples include machine-generated data, sensor data, data from connected devices, social network data, internet text and search indexing, call detail records, genomics, biological research, medical records, seismic/exploration data, photography and video archives, and large scale e-commerce data;

•	Analytics are growing in importance as global businesses seek new means to drive business value from the ever-increasing amounts and types of data;

•
Globalization, mobility, consolidation, security concerns, fraud prevention, and increased government regulations are creating the need for enhanced visibility across the entire enterprise at all times;

•	Intense global competition is driving companies to increasingly adopt analytic data technologies to address the vast complexity inherent in their markets and businesses;

•	Business representatives, rather than IT or procurement personnel, now have increased relevance in analytical ecosystem purchase decisions;

•	An evolving IT landscape and purchasing activity is being driven by increased usage of open-source software, cloud-based offerings, software-only analytic solutions and commodity hardware;

•
Analytic environments are becoming more complex to design and manage, as there are increasing types of analytic tools and techniques, multiple data management systems, varying service level requirements, and the growth and volume of data;

•
Improved analytic data platform affordability due to price/performance gains on server, disk, and memory hardware as well as open source software, and more consumption-based usage and pricing, such as cloud deployment and subscription pricing; and

•
Demand for value-added services is growing as customers seek help with evolving their analytic architectures, rapidly deploying their analytic architectural solutions, and increasingly look to purchase analytic capabilities “as a service".

Our Solutions
Teradata Unified Data Architecture™ is a comprehensive framework that enables organizations to address all types of data and analytics. This architecture combines the complementary value of technologies from Teradata, Teradata Aster, and a range of open source and non-Teradata technologies into a cohesive and orchestrated analytical ecosystem that accelerates our customers’ ability to use and derive value from all of their data.
Data and Analytics solutions to capture, integrate, store, manage, and analyze all types of data to answer business questions and exploit data for insight and value. Our solutions cover what the industry refers to as data warehousing and big data analytics and related services. Customers use our technologies and related services to acquire data from multiple sources, define the relationship between the data elements, manage and analyze this data both historically and in real-time to gain business insights and drive operational actions to front line users, customers and partners. Big data analytics describe analytic environments with significant data volume, variety, velocity and complexity. We help companies manage and analyze big data that typically has unknown relationships where fast analytic iteration and new analytic tools are required to discover new insights for the business.
We also offer a suite of analytic applications that deliver value by analyzing data and allowing it to be used across an enterprise. Some of the areas covered by these applications include demand forecasting, finance and performance management, profitability analytics, and data mining.
Marketing Applications. Through our marketing applications business, we offer fully integrated marketing management solutions to help organizations drive business impact and win customer loyalty. Our integrated marketing applications are offered in the cloud as software as a service or on-premises. These offerings are designed to help customers implement their data-driven marketing strategies, including solutions for marketing operations, campaign management, digital marketing, marketing analytics, and customer data management. However, as previously noted, we are exiting most of this business to focus on our core data and analytics business.
Our Products and Services. We are a single-source provider of analytic data platforms with a fully integrated business that includes market-leading technologies and customer-focused professionals. Our products are optimized and integrated specifically for data analytics and analytic applications, including our database and application software, workload-specific hardware platforms, and related consulting and support services.

Our software and hardware products include:

•
Teradata Database Software-Our Teradata® Database software combined with our massively parallel processing hardware architecture provides the foundation for our unique ability to support and manage a wide range of mixed workloads and analytic data functions. Our Teradata Database software is designed to deliver near real-time intelligence for our customers with capabilities and features such as: support of short running operational queries and long running strategic queries (mixed workloads), the ability to handle thousands of concurrent queries from thousands of concurrent users, simple to very complex queries, robust workload management, high system availability, system health monitoring, automatic support escalation and easy integration into the enterprise. Our database software includes Teradata Intelligent Memory, which keeps the most frequently used data in memory for cost-effective, rapid query processing. We also offer license subscriptions that provide our customers with when-and-if-available upgrades and enhancements to our database software. We also offer industry-specific logical data models which are pre-defined, easy-to-follow blueprints that reflect data relationships that are tailored to the specific needs of a particular industry.

•
Teradata Workload-Specific Platforms-Our platform products are purpose-built to provide an analytic data platform that is used for all types of data-capturing, staging, storing, archiving, and refining - and all types of uses - from fully-integrated warehouses, departmental data marts, discovery, archiving and disaster recovery. Key software products include the Teradata Database, Teradata Aster database and Hadoop® (leveraging the Hortonworks and Cloudera Hadoop distributions). For the hardware component of our solutions, Teradata integrates and optimizes industry standard hardware components to create highly-available, massively-scalable solution stacks. We utilize industry-standard Intel® multi-core processors, along with industry-standard storage offerings, that are designed to provide seamless, transparent scalability. Each platform comes ready to run for a distinct need, from basic analysis to integrated big data analytics, to data warehousing. Teradata’s workload-specific platforms are designed to allow customers to meet their specific workload needs at various and most appropriate price points. These platforms are available both on-premises or via a cloud delivery model.

•
Teradata Aster Analytics Discovery Platform-Our big data analytics discovery platform is pre-configured with our powerful Teradata Aster Database, which features our patented SQL-MapReduce® framework and fully-supported Teradata hardware. It includes the Teradata Aster SQL-GR™ analytic engine for graph analysis across big data sets. Our discovery platform is designed for rapid exploration and discovery from a wide variety of data types and analytic functions to generate differentiated business value.

•
Teradata Portfolio for Hadoop-Teradata supports a suite of products, tools and services for our customers to deploy Hadoop into their analytical environment. The portfolio includes an enterprise Hadoop distribution, fully-integrated appliances, tools for system management, tools for data wrangling, lineage and archiving, and consulting and support services.

•
Teradata QueryGrid-Intelligent orchestration layer software that provides seamless and transparent access to analytics across diverse processing engines in an analytical ecosystem. It provides access to data and analytics to any user in the company, using existing tools, without requiring specialized skills and tools. Orchestrating and balancing processes across the ecosystem minimizes data movement and data duplication, helping companies get maximum value from their IT assets.

•
Teradata Marketing Applications-Our fully-integrated marketing applications help organizations manage marketing workflows, budget allocation, leads, analytics, and digital assets. Designed to automate the planning and creation of timely, relevant and individualized campaigns for end-users, the applications are offered on-premises and as software as a service in the cloud.

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

•
Teradata Technology and Implementation Services-We offer services to deliver a solution that drives business value via a disciplined analysis of conceptual, logical and physical architectural design choices. Our consultants provide architecture services, migration, upgrade, implementation, optimization, and expansion services for the full enterprise analytical ecosystem with deep expertise in data integration and data management, business intelligence, open source analytic platforms and Teradata. We provide both onshore and offshore consulting resources to address customer requirements. Our Global Delivery Centers around the world are staffed with professionals trained in our proven solutions methodologies, and supplement local consulting teams by utilizing the accumulated wealth of our global knowledge base.

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

•
Teradata Marketing Services -We have consultants with extensive marketing applications knowledge to design and implement our marketing applications. We also offer services to help customers develop their marketing strategy and to professionally manage customers' communications and execute marketing campaigns with their customers.

Our Strategy. Teradata empowers data-driven companies to achieve competitive advantage and win in their markets by exploiting data for insight and value. With Teradata’s industry-leading analytic data solutions, marketing applications and proven consulting experience and expertise, companies can become more competitive by leveraging insights from data to, among other things, increase revenue, improve marketing effectiveness, drive innovation, enhance customer relationships, improve business processes, and reduce costs.
Our strategy is centered on providing the world’s best data solutions to drive competitive advantage for our customers, by focusing on these following critical areas:

•
Deliver our solutions on-premises or via the cloud (as a service), offering customers choice in how they deploy a Teradata analytics environment and leverage the power of our solutions. These flexible delivery options are designed to extend our market opportunity.

•
Expand our analytical ecosystem offerings, including our big data portfolio, that helps organizations architect, integrate data into, and manage their analytic environment. We also focus on enhancing and extending value-added services, including big data consulting, ecosystem architecture consulting and managed services across customers' complex analytical ecosystems.

•
Building analytic solutions and providing consulting that creates actionable insights and/or automates decisions that deliver high impact return on investment, by packaging replicable analytical use cases, based on learnings from our top customers, many of whom are the leaders and innovators in analytics.

•	Optimize our go-to-market approach to improve effectiveness in demand creation and address new and expanded market opportunities, such as with our cloud offerings.

•	Continue investing in partnerships to increase the number of solutions available on Teradata platforms, maximize customer value, and increase our market coverage.
We believe that these strategic areas will best position us to be our customers’ trusted advisor and partner of choice for architecting, implementing, and managing their analytic solutions.
Customers. We focus our sales efforts on both business and technology buyers at leading companies across a broad set of industries, including banking/financial services, communications (including telecommunications, e-business, and media and entertainment), energy, government, insurance and healthcare, manufacturing, oil and gas, retail, travel and transportation logistics, and utilities. These industries provide a good fit for our analytic data solutions, as they tend to have large and growing data volumes, and expanding sources of data, complex data management requirements, or large and varied groups of users. We also have many marketing applications customers of various sizes in many industries. Many of these customers leverage our software-as-a-service offerings.
The extent to which any given customer contributes to our revenues generally varies significantly from year to year and quarter to quarter. Therefore, a customer with a large order in one quarter is likely to generate additional revenue for Teradata in subsequent periods as we provide support services and additional capacity as their analytical ecosystem evolves and grows to meet their business requirements. For the year ended December 31, 2015, our top ten customers collectively accounted for approximately 14% of our total revenues. Moreover, Teradata’s revenue can vary considerably from period to period given the different growth and purchasing patterns of our existing customers’ data warehouse systems, discovery platforms and data management platforms as well as the variable timing of new customer orders. Due to the size and complexity of these transactions (purchases), the sales cycle for a new analytic data platform is often fairly long (typically more than a year). Our results in any particular quarter have generally been dependent on our ability to generate a relatively small number of large orders for that quarter. We believe that our market and revenue generation potential remain strong, as existing customers continue to invest in and grow the size and scope of their analytical ecosystems due to growth in the number of users, amounts of data, new types of data including big data, and types and complexity of workloads, queries and analytics.
Partners, Marketing and Distribution Channels
Strategic Partnerships. We seek to leverage our sales and marketing reach by partnering with leading global and regional systems integrators, independent software vendors, Hadoop distributors, and consultants, which we believe complement our analytic data platforms and marketing applications.

•
Alliance Partners-Strategic partnerships are a key factor in our ability to leverage the value and expand the scope of our analytic data platforms and marketing applications in the marketplace. Our partner program is focused on working collaboratively with independent software vendors in several areas critical to our analytic data platforms, including tools, data and application integration solutions, data mining, analytics, business intelligence, specific horizontal and industry solutions, and those that help integrate digital marketing across multiple solutions and vendors. Our goal is to provide choices to our customers with partner offerings that are optimized and certified with our solutions, and fit within the customer’s environment. Our strategic alliance partners include many leaders in the business intelligence, data acquisition, advanced analytics, big data, Hadoop and marketing applications markets.

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

Sales and Marketing. We primarily sell and market our data and analytics and marketing applications solutions through a direct sales force. We believe our quota-carrying sales force increases our visibility and penetration in the marketplace and fosters long-term customer relationships and additional product sales. We have approximately 80% of our employees in customer-facing and/or revenue driving roles (including sales, consulting and customer service, and product engineering).
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
We believe that promoting customer success and return on investment is an important element of our success. As a result, we have developed an active program to support and leverage customer references and testimonials/success stories.
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
Competition. We compete in a large and growing market that is attractive to both legacy and new competitors. Our competition includes new analytics services companies, cloud vendors and open-source providers, as well as large traditional competitors, such as IBM and Oracle. We believe our proven architecture for both structured and unstructured data, integrated solutions with high-performing and scalable technology, deep and broad consulting and support services capabilities, strong customer relationships, and our successful track record will collectively enable us to continue to compete successfully. We also compete successfully in the marketplace with our Unified Data Architecture, bringing together our leading software, hardware and related services with open source offerings. For more information, see Item 1A, Risk Factors, elsewhere in this Annual Report.
Competitors take different technical and integration approaches to addressing data analytic needs, and therefore they often recommend a different architecture than we do. We believe that our customers recognize the advantages of our technologies and our approach as described above.
Our Data Warehouse platform technology is designed to scale with customer growth needs and support the coexistence of multiple generations of nodes in a single environment, thus protecting the customer’s prior investments. Because our Teradata workload-specific platform family also includes data warehousing and big data discovery appliances, we believe we have the right platform for any analytical architecture need and any data type, both structured and unstructured, which makes our analytic data platforms and solutions particularly attractive to customers and enables us to successfully compete in the marketplace.

Key factors used to evaluate competitors in these markets include: data analytics experience; customer references; technology leadership; product quality; performance, scalability, availability and manageability; support and consulting services capabilities; management of technologies in a complex analytical ecosystem; industry knowledge; and total cost of ownership. We believe we have a competitive advantage in providing complete, integrated, and optimized analytic data platforms and analytic services that address customers’ business, technical and architecture requirements. Our differentiation is especially strong with customers that have mission critical, complex, large scale environments.
Many companies participate in adjacent areas of the analytics market, such as enterprise analytic and business intelligence application software. The status of our business relationships with these companies can influence our ability to compete. Our products also complement offerings of some of our competitors, with whom we have formed partnerships to work with their business intelligence and application software businesses. Examples of these companies include both IBM and Oracle, due to their acquisitions of other business intelligence, consulting and application software companies in recent years. In the marketing applications marketplace, we also see competition from companies like IBM, Adobe, Oracle, Salesforce.com and SAS, along with a variety of niche providers whose offerings overlap to a greater or lesser degree with our own.
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
Research and Development (“R&D”). We remain focused on designing and developing products, services and solutions for analytic data platforms that anticipate our customers’ evolving technological and delivery needs. As we seek improvements in our products and services, we also consider our customers’ current needs as we design our new technology so that new generations of the Teradata database software and operating platforms are compatible with prior generations of our technology. We believe our extensive R&D workforce is one of our core strengths. The global R&D team is located in multiple facilities around the world to take advantage of global engineering talent. We anticipate that we will continue to have significant R&D expenditures, which may include complementary strategic acquisitions, in order to help support the flow of innovative, high-quality products, services and applications, which is vital to our leading competitive position. For information regarding the accounting and costs included in R&D activities see “Note 1-Description of Business, Basis of Presentation and Significant Accounting Policies” in the Notes to Consolidated Financial Statements elsewhere in this Annual Report.
Intellectual Property and Technology. The Company owns 700 patents in the United States, one of which is part of the marketing applications business, and 48 patents in foreign countries. The foreign patents are generally counterparts of the Company’s U.S. patents. Many of the patents that we own are licensed to others, and we are licensed to use certain patents owned by others. While our portfolio of patents and patent applications in aggregate is of significant value to our Company, we do not believe that any particular individual patent is by itself of material importance to our business as a whole.
In addition, the Company owns copyrights and trade secrets in its vast code base which makes up all of the Teradata software products including analytic data platforms and marketing applications. Teradata’s software products reflect the investment of hundreds of person-years of development work.
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

Employees. As of December 31, 2015, we had approximately 11,300 employees globally. We believe that our future success will depend, in part, on our ability to continue to attract, hire and retain skilled and experienced personnel.
Properties and Facilities. Our corporate headquarters is located in Dayton, Ohio, although our Johns Creek (Atlanta), Georgia; and Rancho Bernardo (San Diego), California facilities are also primary locations (within the United States). As of December 31, 2015, we operated 121 facilities in 44 countries throughout the world. We own our Rancho Bernardo research and development complex, while all of our other facilities are leased.
Executive Officers of the Registrant. The following table and biographies sets forth information as of February 26, 2016 regarding the individuals who are serving as our executive officers.

Name	Age	Position(s)
Michael Koehler	63	President and Chief Executive Officer
Saundra Davis	52	Chief Human Resource Officer
John Dinning	48	Chief Transformation Officer
Robert Fair	53	Chief Operating Officer
Dan Harrington	52	Executive Vice President, International Region and Global Services
Rick Morton	58	President, Americas Region
Laura Nyquist	62	General Counsel and Secretary
Oliver Ratzesberger	45	President, Teradata Labs
Stephen Scheppmann	60	Executive Vice President and Chief Financial Officer
Michael Koehler. Mr. Koehler is the President and Chief Executive Officer of Teradata and has served in this role since 2007. Previously, Mr. Koehler served as Senior Vice President, Teradata Division of NCR from 2003 to 2007. From 2002 until 2003, he was the Interim Teradata Division Leader, Teradata Division. From 1999 to 2002, Mr. Koehler was Vice President, Global Field Operations, Teradata Division, and held management positions of increasingly greater responsibility at NCR prior to that time. He joined our board in August 2007 and also serves as a director of Hertz Global Holdings, Inc., a publicly-traded company, and its subsidiary, Hertz Corporation, a leading rental car and equipment provider.
Saundra Davis. Saundra Davis is Teradata’s Chief Human Resource Officer and has served in this role since joining Teradata in 2007. Ms. Davis served as Vice President, Human Resources, Teradata Division of NCR from 2004 to 2007. Prior to this position, Ms. Davis served as Vice President, Human Resources, Corporate Infrastructure, at NCR in 2003. Ms. Davis joined NCR in 1985 and held a number of positions of increasing responsibility in human resources during her career there.
John Dinning. As of February 2016, John Dinning is the Company’s Chief Transformation Officer with responsibility for leading Teradata’s business transformation team. Since 2012, he has led the Company’s data and analytics product management and product marketing functions, adding responsibility for cloud operations in June 2015. In his previous role as vice president of corporate development, from 2007 to 2012, Mr. Dinning was responsible for Teradata’s overall corporate strategy and mergers and acquisitions. Prior to that, he was vice president, horizontal solutions and global alliances from 2005 to 2007, which included the marketing and business development around Teradata’s customer management, finance and performance management, and demand and supply chain solutions, as well as, leadership of Teradata’s global alliances organization. Dinning joined Teradata in 2000 as a result of the acquisition of campaign management start-up Ceres Integration Solutions where he was responsible for marketing, product management, and software quality engineering.
Robert Fair. Robert Fair is the Chief Operating Officer of the Company and from February 2015 to December 2015, was Co-President of Teradata and head of the Teradata Marketing Applications Division, with responsibility for the marketing applications business, including its planned divestiture, as well as Corporate Marketing, Corporate Operations, and IT Services. Prior to that time, since December 2012, Mr. Fair was Executive Vice President and Chief Marketing and Information Officer for Teradata. He served as Executive Vice President, Global Field Operations of Teradata from 2007 to 2012. From April 2003 to September 2007, Mr. Fair served as Vice President, Business Development and Global Marketing, Teradata Division of NCR. From 2000 to 2003, he was Vice

President, Americas Communications Industry, Teradata Division. Mr. Fair began his career at NCR in 1984 and held a number of positions of increasing responsibility in the areas of sales, consulting services and marketing before joining Teradata.

Dan Harrington. Mr. Harrington is the Executive Vice President, International Region and Global Services, and has served as head of Teradata’s entire global services organization including both consulting and support services since 2012 with added responsibility for the International sales region since June 2015. Previously, Mr. Harrington served as Executive Vice President, Technology and Support Services of Teradata from 2007 to 2012. He served as Vice President, Customer Services, Teradata Division of NCR, from 2005 until 2007. From 1999 to 2004, he was Vice President, Northern Europe, Teradata Division with responsibility for Europe sales. Mr. Harrington joined NCR in 1985 and held a number of positions of increasing responsibility in the areas of sales, marketing and product management before he joined Teradata.
Rick Morton. Rick Morton is President, Americas Region for Teradata, a position he has held since November 2015. From 2013 until that time, he held a global sales operations role in which he assisted with various Teradata strategic sales force initiatives. From 2006 to 2012, he served as Vice President of the Financial Services industry organization. Prior to 2006, Mr. Morton was a Solution Vice President where he was responsible for the sales and services business in the central region of the United States. He was appointed as the Vice President of the National Accounts Division for the Teradata Division of NCR in 2002. Mr. Morton began his career with NCR in 1983 as a project manager and progressed through a number of professional services and sales management roles during his tenure with the company.
Laura Nyquist. Laura Nyquist is the General Counsel and Secretary of Teradata and has served in this role since joining Teradata in 2007. Ms. Nyquist served as Deputy General Counsel and Chief Counsel, Business Counsel Group, NCR, from 2006 to 2007. Prior to this position, Ms. Nyquist was Chief Counsel, Financial Solutions Division from 2004 to 2006, and was Vice President, Corporate Affairs, and Secretary to the Board of Directors of NCR from 1999 to 2004. Ms. Nyquist joined NCR in 1986 and held a number of positions of increasing responsibility at NCR prior to joining Teradata.
Oliver Ratzesberger. Oliver Ratzesberger was appointed President, Teradata Labs in June 2015 with responsibility for the research and development of the Company’s data and analytics solutions. Prior to that time, he led the software teams for Teradata Labs. Before joining Teradata in 2013, he spent seven years at eBay Inc. where he was responsible for its data warehouse and big data platforms. Before joining eBay, Mr. Ratzesberger worked for startups in software development and information technology, and from 1996 to 2004, he held various positions in data warehousing and professional services for NCR.
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
Information. Teradata makes available through its website, free of charge, its Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, and Current Reports on Form 8-K, and all amendments to such reports, as soon as reasonably practicable after these reports are electronically filed or furnished to the U.S. Securities and Exchange Commission (“SEC”) pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 (the “Exchange Act”). These reports and other information are also available, free of charge, at www.sec.gov. Alternatively, the public may read and copy any materials we file with the SEC at the SEC’s Public Reference Room at 100 F Street, N.E., Washington, D.C. 20549. Information on the operation of the Public Reference Room may be obtained by calling the SEC at 1-800-SEC-0330. Teradata will furnish, without charge to a security holder upon written request, the Notice of Meeting and Proxy Statement for the 2016 Annual Meeting of Stockholders. Teradata will furnish the Code of Conduct and any other exhibit at cost (the Code of Conduct is also available through Teradata’s website at http://www.teradata.com/code-of-conduct/). Document requests are available by calling or writing to:
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
The failure to realize the anticipated benefits of our business transformation plan - including transition to new business focus areas and delivery models, sales structures, talent management, divestitures, restructuring and cost rationalization initiatives could adversely impact our business and financial results.
The successful implementation of our business transformation plan to evolve with the market and expand our market opportunity, including the ability to successfully exit the portion of our marketing applications business that we anticipate divesting, presents significant organizational and infrastructure challenges. As a result, we may not be able to implement and realize the anticipated benefits from our plan. Events and circumstances, such as financial or unforeseen difficulties, delays and unexpected costs, may occur that could result in our not realizing desired outcomes. Any failure to implement the plan in accordance with our expectations could have a material adverse effect on our financial results. Even if the anticipated benefits and savings are substantially realized, there may be consequences, internal control issues, or business impacts that were not expected. Additionally, as a result of our restructuring efforts in connection with our business transformation plan, we may experience a loss of continuity, loss of accumulated knowledge or loss of efficiency during transitional periods. Reorganization and restructuring can require a significant amount of management and other employees' time and focus, which may divert attention from operating activities and growing our business. If we fail to achieve some or all of the expected benefits of these activities, it could have a material adverse effect on our competitive position, business, financial condition, results of operations and cash flows.
From time to time, the Company exits businesses or attempts to sell assets that are no longer central to its strategic objectives, such as the plan to exit most of the marketing applications business. Any such disposition or attempted disposition is subject to risks, including risks related to the terms and timing of such disposition, risks related to obtaining necessary government or regulatory approvals, risks related to retained liabilities not subject to the company’s control, and risks related to the need to provide transition services to the disposed business, which may result in the diversion of resources and focus.
As part of our transformation strategy, the Company will release new offerings and employ new product and services delivery methods, such as software-only, software as a service, and cloud offerings. It is uncertain whether these strategies will prove successful or whether we will be able to develop the necessary infrastructure and business models more quickly than our competitors. Market acceptance of new product and service offerings will be dependent in part on our ability to include functionality and usability that address customer requirements, and optimally price our products and services to meet customer demand and cover our costs. Our go-to-market strategy also must adjust to customers' changing buying preferences and our new products and delivery options. New product and service offerings may increase our risk of liability and cause us to incur significant technical, legal or other costs. For example, with our cloud-based offerings, market acceptance of such services is affected by a variety of factors, including information security, reliability, performance, the sufficiency of technological infrastructure to support our products and services in certain geographies, customer concerns with entrusting a third party to store and manage its data and access this data once a subscription has expired, and consumer concerns regarding data privacy and the enactment of laws or regulations that restrict our ability to provide such services to customers. If we are unable to respond to these threats, our business could be harmed.
Economic Pressures and Uncertainty-Our business is affected by the global economies in which we operate and the economic climate of the industries we serve.
Our business and results of operations are affected by international, national and regional economic conditions. In particular, the IT industry in which we operate is susceptible to significant changes in the strength of the economy and the financial health of companies and governmental entities that make capital commitments for new technologies. Since mid-2012, we have seen a shift in the market and in customers’ buying patterns, with respect to large capital investments and related services. Accordingly, downturns or uncertainty in the global or regional economies in which we operate or certain economic sectors (such as retail, manufacturing, financial services or government) may adversely impact our business. For example, adverse changes to the economy could impact the timing of purchases by our current and potential customers or the ability of our customers to fulfill their obligations to us. In addition, decreased or more closely scrutinized capital spending in our customers’ businesses and in the industries we also serve may adversely impact our business. Uncertainty about future economic conditions makes it difficult for us to forecast operating results and to make decisions about future investments. Accordingly, global economic and market conditions may cause material impacts on our results of operations, prospects and financial condition. The Company’s success in periods of economic uncertainty is also dependent, in part, on our ability to reduce costs in response to changes in demand and other activity.
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
We operate in the intensely competitive IT industry, which is characterized by rapidly changing technology, evolving industry standards and models for consuming and delivering business and IT services, frequent new product introductions, and price and cost reductions. In general, as a participant in the analytic data solutions market, we face:

•	Changes in customer IT spending preferences and other shifts in market demands, which drive changes in the Company's competition;

•	Continued pressure on price/performance for analytic data platform solutions due to constant technology improvements in processor capacity and speed;

•	Changes in pricing, marketing and product strategies, such as potential aggressive price discounting and the use of different pricing models by our competitors or other factors;

•	Rapid changes in computing technology and capabilities that challenge our ability to maintain differentiation at the lower range of business intelligence analytic functions;

•	New and emerging analytic data technologies, competitors, and business models;

•	Continued emergence of open source software that often attempts to rival current technology offerings at a much lower cost despite its limited functionality;

•	Rapid changes in product delivery models, such as on-premises solutions versus cloud solutions;

•	Changing competitive requirements and deliverables in developing and emerging markets; and

•	Continuing trend toward consolidation of companies which could adversely affect our ability to compete, including if our key partners merge or partner with our competitors.
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
Our competitors include certain larger companies, such as IBM and Oracle, which are well-capitalized companies with widespread distribution, brand recognition and penetration of platforms and service offerings. The significant purchasing and market power of these larger competitors, which have greater financial resources than we do, could allow them to surpass our market penetration and marketing efforts to promote and sell their products and services. In addition, many other companies participate in specific areas of our business, such as enterprise applications, analytic data platforms and business intelligence software. In some cases we may partner with a company in one area of our business and compete with them in another. The status of our business relationships with these companies can influence our ability to compete for analytic data solutions opportunities in such areas. We also expect additional competition from both established and emerging companies. Failure to compete successfully with new or existing competitors in these and other areas could have a material adverse impact on our ability to generate additional revenues or sustain existing revenue levels.
Analytic Data Solutions Market-If the overall analytic data solutions market declines or does not grow, we may sell fewer products and services, and our business may not be able to sustain and/or grow its current level of operations.
As the market trends toward more limited IT spending, there could be fewer customer transactions, or smaller transactions, or customers delaying investments in, our products and services. In the past, we have seen periodic breaks in the buying patterns from some of our larger customers, which indicate a level of maturation of their current data warehouse implementation or a shifting of IT priorities when these customers are still leveraging the investments they have made in their core data warehousing infrastructures during past years. In addition, reduced prices and improvements in analytic data solutions may increase pressure on our product revenues and margins, as well as on the annuity streams we receive from our maintenance business. If the growth rates for the analytic data solutions market decline for any reason, there could be a decrease in demand for our products and services, which could have a material adverse effect on our financial results.
Renewal Rates and Support Services-If our existing customers fail to renew their support agreements, if customers do not license updated software products on terms favorable to us, or if customers do not renew their term license arrangements with us, our revenues could be adversely affected.
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
Replacements of older Teradata systems often result in less hardware maintenance revenue since Teradata’s newer hardware is designed to be more powerful, use less energy and require less floor space. As a result, less hardware is needed for the same workload, and therefore less maintenance may be required on the newer generation system. However, it is been common that when a customer replaces an older platform, they often have also expanded the size and scope of their Teradata system, resulting in an increase in maintenance revenue, though not at the same rate of increase as product revenue.

Additionally, Teradata’s software application offerings have been expanded to include term licenses, hosting arrangements and software as a service, which can change the timing of when revenues are recognized. Additionally, future revenue streams could be adversely affected if customers do not renew their term licenses, hosting arrangements or software as a service arrangements.
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
Our quarterly and annual financial results have varied in the past and are likely to continue to vary in the future due to a number of factors, many of which are beyond our control. In particular, if transactions that we expect to close by the end of a quarter are not closed until a later date, our revenue and/or net income for that quarter could be substantially below expectations, especially given the large size of our transactions. These and any one or more of the factors listed below or other factors could cause us not to achieve our revenue or profitability expectations. The resulting failure to meet market expectations could cause a decrease in our stock price. These factors include the risks discussed elsewhere in this section and the following:

•	Downturns in our customers’ businesses, in the domestic economy or in international economies where our customers do substantial business;

•	Changes in demand for our products and services, including changes in growth rates in the analytic data solutions market;

•	The size, timing and contractual terms of large orders for our products and services, which may impact in particular our quarterly operating results (either positively or negatively);

•	Possible delays in our ability to recognize revenue as the result of contract terms;

•	The budgeting cycles of our customers and potential customers;

•	Changes in pricing policies resulting from competitive pressures, such as aggressive price discounting by our competitors, new pricing strategies, or other factors;

•	Changes in how customers prefer to purchase analytical solutions;

•	Our ability to develop and introduce on a timely basis new or enhanced versions of our products and services;

•	Changes in the mix of pre-tax earnings attributable to domestic versus international sales;

•	Seasonal fluctuations in buying patterns;

•	Future acquisitions and divestitures of technologies, products and businesses;

•	Unexpected needs for capital expenditures or other unanticipated expenses; and

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
We are continually evaluating the most effective ways to extend Teradata’s core technology and expand our family of compatible analytic platforms and software applications to address multiple market segments and solution offerings. From time to time, this includes acquisitions, equity investments or joint ventures. Such transactions entail various risks, including risks associated with:

•	Assimilating and integrating different business operations, corporate cultures, personnel, infrastructure and technologies or products acquired or licensed;

•	Retaining key employees and maintaining relationships with employees, customers, clients or suppliers of the acquired companies,

•	Recurring revenue of the acquired company may decline or fail to be renewed;

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

•
Failure to realize all the economic benefits from these acquisitions, equity investments or joint ventures could result in an impairment of goodwill, intangible assets or other assets, which could result in a significant adverse impact to our results of operations.

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
The length of our sales cycle varies depending on a number of factors over which we may have little or no control, including the size and complexity of a potential transaction, the level of competition that we encounter in our selling activities and our current and potential customers’ internal budgeting and approval process, as well as overall macro-economic conditions. As a result of a generally long sales cycle, we may expend significant effort over a long period of time in an attempt to obtain an order, but ultimately not complete the sale, or the order ultimately received may be smaller than anticipated. Our revenue from different customers varies from quarter to quarter, and a customer with a large order in one quarter may generate significantly lower revenue in subsequent periods. Our results in any particular quarter have generally been dependent on the timing of a relatively small number of large transactions.
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
Our operating expense budgets (including such categories as headcount, real estate, and technology resources) are based on projected annual and quarterly revenue levels and are generally incurred ratably throughout each quarter. Since our operating expenses are relatively fixed in the short term, failure to generate projected revenues for a specified period could adversely impact our operating results, reducing net income or causing an operating loss for that period. The deferral or non-occurrence of such sales revenues could adversely affect our operating results for that quarter and could negatively impact our business in future periods.
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
We also realize different average selling prices and margins on different versions of our analytic data platforms, as well as certain components we re-sell as part of our solutions, and the mix of such hardware and software varies from quarter to quarter depending on customer requirements. In addition, changes in the price and performance of our analytic data platforms, particularly for certain hardware components, could negatively impact maintenance and support services, and software subscription revenues. Additionally, as we implement part of our business transformation plan and shift from upfront perpetual licenses to recurring subscription models for both on-premises and cloud offerings, our revenue mix may be impacted.
Advancement of Our Solutions-The solutions we sell are advanced, and we need to rapidly and successfully develop and introduce new solutions in a competitive, demanding and rapidly changing environment.
To succeed in the intensely competitive IT industry, we must continually improve, refresh and expand our product and service offerings to include newer features, functionality, delivery options or solutions, and keep pace with price-to-performance gains in the IT industry. Shortened product life cycles due to customer demands and competitive pressures impact the pace at which we must introduce and implement new technology. This requires a high level of innovation by both our software developers and the suppliers of the third-party software components included in our systems. In addition, bringing new solutions to the market entails a costly and lengthy process, and requires us to accurately anticipate customer needs and technology trends. We must continue to respond to market demands, develop leading technologies and maintain leadership in analytic data solutions performance and scalability, or our business operations may be adversely affected.
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
Our operations are dependent on our ability to protect our computer equipment and the information stored in our databases (and the computer equipment and database information of certain suppliers and other third parties) from damage by, among other things, earthquake, fire, natural disaster, cyber-attacks, power loss, telecommunications failures, unauthorized intrusions, malicious or unintended insider actions that cause loss of data or loss of systems, and other events. Despite our contingency planning, events of this nature may still result in system failures and other interruptions in our operations, which could have a material adverse effect on our business, financial condition or results of operations.
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
As part of our business strategy, we must continue to dedicate a significant amount of resources to our research and development efforts in order to maintain and advance our competitive position, including our initiatives to provide our offerings for cloud environments. However, we may not expect to receive significant revenues from these investments for several years, if at all. Research and development expenses represent a significant portion of our discretionary fixed costs. We believe these new technologies could significantly improve our products and services over the long-term. However, if we have invested inappropriately, our results of operations could be adversely affected.
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
In 2015, the percentage of our total revenues from outside of the United States was 44%. We believe that our geographic diversity may help to mitigate some risks associated with geographic concentrations of operations (e.g., adverse changes in foreign currency exchange rates and deteriorating economic environments or business disruptions due to economic or political uncertainties). However, our ability to sell our solutions internationally is subject to the following risks, among others:

•	General economic and political conditions in each country that could adversely affect demand for our solutions in these markets;

•	Currency exchange rate fluctuations that could result in lower demand for our products as well as generate currency translation losses;

•
The impact of civil and political unrest (relating to war, terrorist activity or other turmoil) on the economy or markets in general, or on our ability, or that of our suppliers, to meet commitments, which may occur in other countries where we have significant operations;

•
Changes to and compliance with a variety of local laws and regulations that may increase our cost of doing business in these markets or otherwise prevent us from effectively competing in these markets;

•	Cultural and management challenges with managing new and growing consulting services and engineering functions overseas in developing countries;

•	Difficulties in staffing and managing our foreign offices and the increased travel, infrastructure and legal and compliance costs associated with multiple international locations;

•	Longer payment cycles for sales in foreign countries and difficulties in enforcing contracts and collecting accounts receivable;

•	Tariffs or other restrictions on foreign trade or investment;

•	Costs and delays associated with developing products in multiple languages;

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
In addition, we are subject to diverse and complex laws and regulations, including those relating to corporate governance, public disclosure and reporting-which are rapidly changing and subject to many possible changes in the future. From time to time, we may conduct internal investigations in connection with our efforts to ensure compliance with such laws and regulations, the costs or results of which could impact our financial results. In addition, we may be subject to unexpected costs in connection with new public disclosure or other regulatory requirements that are issued from time to time, such as those adopted by the SEC regarding the use of conflict minerals. Laws and regulations impacting our customers, such as those relating to privacy, data protection and digital marketing, could also impact our future business. Because we do business in the government sector, we are generally subject to audits and investigations which could result in various civil or criminal fines, penalties or administrative sanctions, including debarment from future government business, which could negatively impact the Company’s results of operations or financial condition.
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

Our indebtedness could adversely affect our financial condition and limit our financial flexibility.
The Company's indebtedness could:

•	expose us to interest rate risk since our indebtedness is at variable rates;

•	increase our vulnerability to general adverse economic and industry conditions;

•	limit our ability to obtain additional financing or refinancing at attractive rates;

•
require the dedication of a substantial portion of our cash flow from operations to the payment of principal of, and interest on, our indebtedness, thereby reducing the availability of such cash flow to fund our growth strategy, working capital, capital expenditures, share repurchases and other general corporate purposes;

•	limit our flexibility in planning for, or reacting to, changes in our business and the industry; and

•	place us at a competitive disadvantage relative to our competitors with less debt.
Further, our outstanding indebtedness is subject to financial and other covenants, which may be affected by changes in economic or business conditions or other events that are beyond our control. If we fail to comply with the covenants under any of our indebtedness, we may be in default under the loan, which may entitle the lenders to accelerate the debt obligations. In order to avoid defaulting on our indebtedness, we may be required to take actions such as reducing or delaying capital expenditures, reducing or eliminating stock repurchases, selling assets, restructuring or refinancing all or part of our existing debt, or seeking additional equity capital, any of which may not be available on terms that are favorable to us, if at all.

Item 1B.	UNRESOLVED STAFF COMMENTS
None.

Item 2.	PROPERTIES
As of December 31, 2015, Teradata operated 121 facilities in 44 countries consisting of approximately 1.8 million square feet throughout the world. Approximately 26% of this square footage is owned and the rest is leased. Within the total facility portfolio, Teradata operates 15 research and development facilities totaling approximately 700 thousand square feet, approximately 60% is owned. The remaining approximately 1.1 million square feet of space includes office, repair, warehouse and other miscellaneous sites, and is 100% leased. Teradata believes its facilities are suitable and adequate to meet its current needs. Teradata’s corporate headquarters is located in Dayton, Ohio.

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
Teradata common stock trades on the New York Stock Exchange under the symbol “TDC.” There were approximately 62,800 registered holders of Teradata common stock as of February 4, 2016. The following table presents the high and low closing per share prices of Teradata common stock traded on the New York Stock Exchange during the calendar quarter indicated.

	Common Stock Closing Market Price
	High	Low
2015
Fourth quarter	$30.63	$25.58
Third quarter	$37.11	$27.70
Second quarter	$45.89	$36.95
First quarter	$46.98	$41.63
2014
Fourth quarter	$45.22	$39.87
Third quarter	$45.84	$39.99
Second quarter	$49.18	$39.54
First quarter	$49.19	$40.00
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

The following graph compares the relative performance of Teradata stock, the Standard & Poor’s ("S&P") 500 Stock Index and the S&P Information Technology Index. This graph covers the five-year period from December 31, 2010 to December 31, 2015.

	As of December 31,
Company/Index	2010	2011	2012	2013	2014	2015
Teradata Corporation	$100	$118	$150	$111	$106	$64
S&P 500 Index	$100	$102	$118	$157	$178	$181
S&P Information Technology Index	$100	$102	$118	$151	$181	$192
In each case, assumes a $100 investment on December 31, 2010, and reinvestment of all dividends, if any.
Purchases of Equity Securities by the Issuer and Affiliated Purchases
For the year ended December 31, 2015, the Company executed purchases for approximately 19 million shares of its common stock at an average price per share of $34.15 under the two share repurchase programs authorized by our Board of Directors in 2008. The first program (the “dilution offset program”) authorizes the Company to repurchase Teradata common stock to the extent of cash received from the exercise of stock options and the Teradata Employee Stock Purchase Plan (“ESPP”) to offset dilution from shares issued pursuant to these plans. On February 6, 2012, the board approved a new $300 million share repurchase authorization to replace a prior $300 million authorization under the Company’s second share repurchase program (the “general share repurchase program”), that was to expire on February 10, 2012. Since February 2012 Teradata’s board of directors has approved, in $300 million increments, additional share repurchase authorizations for a total of $2.0 billion under the Company’s general share repurchase program on December 10, 2012, October 14, 2013, May 5, 2014, December 18, 2014 and May 4, 2015. Additional share repurchases of $500 million was authorized in August 20, 2015. As of December 31, 2015, the Company had $573 million of authorization remaining under the general share repurchase program to repurchase outstanding shares of Teradata common stock. Share repurchases made by the Company are reported on a trade date basis.
In addition to the share repurchase programs, Section 16 officers occasionally transfer vested shares of restricted stock to the Company at the current market price to cover their withholding taxes. For the year ended December 31, 2015, the total of these purchases was 39,505 shares at an average price of $34.75 per share.

The following table provides information relating to the Company’s repurchase of common stock for the year ended December 31, 2015:

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Dilution Offset Program	Total Number of Shares Purchased as Part of Publicly Announced General Share Repurchase Program	Maximum Dollar Value that May Yet Be Purchased Under the Dilution Offset Program	Maximum Dollar Value that May Yet Be Purchased Under the General Share Repurchase Program
Period
First quarter total	6,303,494	$43.34	259,000	6,044,494	$524,114	$131,483,901
Second quarter total	656,771	$38.73	156,771	500,000	$2,238,246	$412,109,831
Third quarter total	8,499,389	$29.39	171,082	8,328,307	$1,487,691	$667,198,339
October 2015	50,000	$28.24	50,000	—	$1,684,298	$667,198,339
November 2015	2,740,404	$28.21	100,000	2,640,404	$1,141,785	$592,846,540
December 2015	700,000	$28.68	—	700,000	$2,509,749	$572,769,950
Fourth quarter total	3,490,404	$28.31	150,000	3,340,404	$2,509,749	$572,769,950
2015 Full year total	18,950,058	$34.15	736,853	18,213,205	$2,509,749	$572,769,950
In addition, from January 1, 2016 through February 25, 2016, the Company purchased approximately 2 million shares for approximately $47 million. As of February 25, 2016 the Company had approximately $528 million of share repurchase authorization remaining.

Item 6.	SELECTED FINANCIAL DATA

	For the Year Ended December 31
In millions, except per share and employee amounts	2015 (1)	2014 (2)	2013 (3)	2012(4)	2011(5)
Revenue	$2,530	$2,732	$2,692	$2,665	$2,362
(Loss) income from operations	$(195)	$503	$532	$580	$456
Other income (expense), net	$51	$(9)	$(24)	$(2)	$25
Income tax expense	$70	$127	$131	$159	$128
Net (loss) income	$(214)	$367	$377	$419	$353
Net (loss) income per common share
Basic	$(1.53)	$2.36	$2.31	$2.49	$2.10
Diluted	$(1.53)	$2.33	$2.27	$2.44	$2.05
	At December 31
	2015	2014	2013	2012	2011
Total assets	$2,530	$3,132	$3,096	$3,066	$2,616
Debt, including current portion	$780	$468	$274	$289	$300
Total stockholders’ equity	$849	$1,707	$1,857	$1,779	$1,494
Number of employees	11,300	11,500	10,800	10,200	8,600

(1)
Includes $31 million ($20 million after-tax) for acquisition-related transaction, integration and reorganization costs and expenses, $39 million ($25 million after-tax) for amortization of acquired intangible assets, $478 million ($457 million after-tax) for impairment of goodwill and acquired intangibles, offset by $57 million ($35 million after-tax) gain on equity investments.

(2)
Includes $22 million ($14 million after-tax) for acquisition-related transaction, integration and reorganization costs and expenses, $47 million ($31 million after-tax) for amortization of acquired intangible assets, and $8 million ($6 million after-tax) for expenses related to a net loss on equity investments.

(3)
Includes $17 million ($11 million after-tax) for acquisition-related transaction, integration and reorganization costs and expenses, $43 million ($28 million after-tax) for amortization of acquired intangible assets, $22 million ($14 million after-tax) for expenses related to a net loss on equity investments, offset by a $4 million tax credit due to the 2012 U.S. R&D tax credit not being enacted until 2013.

(4)
Includes $17 million ($13 million after-tax) for acquisition-related transaction, integration and reorganization costs and expenses, $36 million ($23 million after-tax) for amortization of acquired intangible assets, and $4 million of additional tax expense due to the 2012 U.S. R&D tax credit not being enacted until 2013.

(5)
Includes $25 million ($20 million after-tax) for acquisition-related transaction, integration and reorganization costs and expenses, $24 million ($15 million after-tax) for amortization of acquired intangible assets, offset by a $28 million ($22 million after-tax) gain on equity investments.

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
BUSINESS OVERVIEW
Teradata is a global leader in analytic data solutions and related services, as well as marketing and analytic applications. Our analytic data solutions comprise software, hardware, and related business consulting and support services for analytics across a company’s entire analytical ecosystem. We help customers access and manage data and extract business value and insight from their data. Our applications are designed to leverage data to help customers discover and exploit new insights such as:

•	determining and maximizing customer and product profitability,

•	more accurately forecasting consumer demand,

•	creating more predictable and less costly supply chains, and

•	improving organizations’ effectiveness in marketing to their customers.
Our consulting services allow customers to maximize use and obtain great value from their analytics and marketing investments. Our services include a broad range of offerings including consulting to help organizations design, optimize and manage their analytic and big data environments, either on-premises or in the cloud. Our value-added consulting services provide expertise in: data architecture services, cloud ("software as a service", "analytics as a service"), private cloud, managed services, and related installation services. In addition to our consulting services we offer a comprehensive set of support services. We serve customers around the world across a broad set of industries, including communications, ecommerce, financial services, government, gaming, healthcare, insurance, manufacturing, media and entertainment, oil and gas, retail, travel and transportation, and utilities - with offerings ranging from small departmental implementations to many of the world’s largest analytic data platforms and marketing applications. To meet evolving trends in information management, we provide our offerings on-premises or in the cloud (as a service).
2015 FINANCIAL OVERVIEW
As more fully discussed in later sections of this MD&A, the following are the financial highlights for 2015:

•	Revenue decreased 7% in 2015 from 2014 to $2,530 million. The year-over-year revenue comparison was negatively impacted by 5 percentage points from foreign currency fluctuations.

•	Gross margin was 50.4% in 2015, down from 54.1% in 2014, which was largely due to foreign exchange impact as well as adverse product and deal mix.

•
Operating loss was $(195) million in 2015, down from operating income of $503 million in 2014. The year-over-year decline was largely due to impairments of goodwill and acquired intangibles, as well as by lower revenues, gross margins, and an increase in operating expenses.

•
Net loss of $(214) million in 2015 versus $367 million of net income in 2014. Net loss per common share was $(1.53) in 2015 compared to net income per common (diluted) share of $2.33 in 2014. Net loss for 2015 includes a $457 million after-tax impairment loss for goodwill and acquired intangibles, approximately $45 million in after-tax impacts of acquisition-related transaction, integration and reorganization expenses, and amortization of acquired intangible assets, compared to $45 million of such costs and expenses in 2014. Additionally, 2015 net loss includes a $35 million after-tax gain on sale of equity investments and 2014 includes a $6 million after tax loss on equity investments.

STRATEGY OVERVIEW
Teradata empowers data-driven companies to achieve competitive advantage and win in their markets by exploiting data for insight and value. With Teradata’s industry-leading analytic data solutions, marketing applications and proven consulting experience and expertise, companies can become more competitive by leveraging insights from data to, among other things, increase revenue and profitability, improve marketing effectiveness, drive innovation, enhance customer relationships, improve business processes and reduce costs.
Our strategy is centered on providing the world’s best data solutions to drive competitive advantage for our customers, by focusing on these critical areas:

•
Deliver our solutions on-premises or via the cloud (as a service), offering customers choice in how they deploy a Teradata analytics environment and leverage the power of our solutions. These flexible delivery options are designed to extend our market opportunity.

•
Expand our analytical ecosystem offerings, including our big data portfolio, that helps organizations architect, integrate data into, and manage their analytic environment. We also focus on enhancing and extending value-added services, including big data consulting, ecosystem architecture consulting and managed services across customers' complex analytical ecosystems.

•
Building analytic solutions and providing consulting that creates actionable insights and/or automates decisions that deliver high impact return on investment, by packaging replicable analytical use cases, based on learnings from our top customers, many of which are the leaders and innovators in analytics.

•	Optimize our go-to-market approach to improve effectiveness in demand creation and address new and expanded market opportunities, such as with our cloud offerings.

•	Continue investing in partnerships to increase the number of solutions available on Teradata platforms, maximize customer value, and increase our market coverage.
We believe that these strategic areas will best position us to be our customers’ trusted advisor and partner of choice for architecting, implementing, and managing their analytic solutions.
FUTURE TRENDS
We believe that future demand for our analytic data platforms will increase due to high levels of data growth being driven by new types of data, such as big data and the internet of things, including: machine-generated data, sensor data, data from connected devices, social network data, internet text and search indexing, call detail records, genomics, biological research, medical records, seismic/exploration data, photography and video archives, and large scale e-commerce data.
Analytic environments are becoming more complex to design and manage as there are increasing types of analytic tools and techniques, multiple data management systems both on-premises and in the cloud, varying service level requirements, and the growth and volume of data. This complexity drives the need for an overall architecture to manage such environments. Demand for value-added services is growing as customers seek help with evolving their analytic architectures, rapidly deploying their analytic architectural solutions, and increasingly look to purchase analytic capabilities “as a service".
Overall, analytics are growing in importance as global businesses seek new means to drive business value from the ever-increasing amounts and types of data and as a result, we expect Teradata’s leadership position and investments in strategic areas of focus to position us for future growth.
This growth, however, is not expected to be without its challenges from general economic conditions, competitive pressures, alternative technologies, and other risks and uncertainties. Since mid-2012, we have seen a shift in the market and in customers’ buying patterns, with respect to large capital investments and related services. Currently, we believe that the greatest challenge for future revenue growth relates to pressures on large capital expenditures.
We believe that a number of factors have contributed to the pressures on large capital expenditures and the resulting slowdown in our revenue growth, including: the evolving information technology market, as customers focus investments in their analytical ecosystems which have lower average selling prices than traditional on-premises integrated data warehouse ("IDW") environments and changing customer behavior as buying decisions are shifting from IT to business users.
Overall, we believe that the IDW will remain a critical part of companies’ analytical ecosystems and Teradata’s technology is highly differentiated with our ability to handle the concurrency and service level agreements of hundreds to thousands of mission-critical users and applications. Further, we believe the Company has the opportunity for continued revenue growth from both the expansion of our existing customers’ analytical ecosystems (through growth in IDW, Teradata private and public cloud, Teradata big data analytics, and our value-added services and solutions) as well as the addition of new customers. Teradata has expanded our offerings as well as our pricing options to make it easier and to provide more flexibility for customers to buy and expand with Teradata including cloud offerings and subscription pricing.
There is risk that pricing and competitive pressures on our solutions could occur in the future as major customers evaluate and rationalize their analytics infrastructure, particularly to the extent that cost becomes a top focus and lower-cost alternatives are more seriously and frequently considered. However, such alternatives generally do not enable companies to perform mission-critical, complex business analytic workloads or provide a Unified Data Architecture to address mission-critical analytics, discovery analytics, and data management such as those enabled by Teradata’s offerings. As the market continues to evolve, we could be challenged to generate revenue growth shorter term as customers purchase in smaller deal sizes, and we potentially shift from upfront perpetual licenses to recurring subscription models for both on-premises and cloud offerings.
As described above, we continue to believe that analytics will remain a high priority for companies and longer term will drive growth for Teradata’s leading solutions. Moreover, we continue to be committed to new product development and achieving a positive yield from our research and development spending and resources, which are intended to drive future demand. In addition, we will continue to optimize our go-to-market structure and rationalize our cost structure as we work to broaden our product and services portfolios and market reach.
As a portion of the Company’s operations and revenue occur outside the United States, and in currencies other than the U.S. dollar, the Company is exposed to fluctuations in foreign currency exchange rates. In 2016, Teradata is expecting approximately two percentage points of adverse impact from currency translation on our reported revenue growth rate and a corresponding currency impact on operating income, based on currency rates as of January 30, 2016.

BUSINESS TRANSFORMATION
During 2015, the Company announced a plan to realign Teradata's business by reducing its cost structure and focusing on the Company's core data and analytics business. In addition to exiting the majority of our marketing applications business, this plan is intended to lead to a comprehensive transformation of the Company that will place it on a trajectory of meaningful revenue growth, by building on our strengths in high performance data analytics and consulting services, advancing our technology leadership positions, and expanding our market opportunities. This transformation plan addresses the challenges of the analytical ecosystem, cloud, software-only, and open source. It also addresses customers’ changing behaviors in how they buy, consume, and deploy analytic solutions.
Our broad-reaching transformation is intended to drive change in four key revenue generating areas and create a more diversified, stable, and predictable revenue stream:

1.
On premises data warehouse - We plan to make it easier to buy, expand, and seamlessly upgrade data warehouses - through pricing options, software-only, and Teradata Labs innovation. We believe that we have a solid opportunity for revenue growth in this market by growing the portion of IT budgets our existing customers spend on Teradata solutions, and by penetrating the more than 75% of the Global 5000 that do not use Teradata. We expect that our software-only version of Teradata will also allow us to expand with both new and existing customers.

2.
Cloud - We plan to make our data warehouse available on managed and public cloud, which is intended to expand our data warehouse market opportunity in the Global 5000. We currently expect to deliver our initial software-only version of Teradata on a public cloud during the first part of 2016, and to make our fully scalable version of Teradata available on public clouds in 2017. We are building new services for cloud migration as well as for design and implementation.

3.
Analytical ecosystem - We plan to continue to add to our software and service offerings that focus on the analytical ecosystem such as with Unity, QueryGrid, and Listener. These offerings help connect and manage the ecosystem and Aster, which helps to extract value from the data.

4.
Value-added services and solutions - We plan to provide replicable analytical solutions including packaged service offers, use cases, and intellectual property. We believe we have a strong foundation for building repeatable solutions with our logical data models, business improvement opportunities, and use cases. We intend to expand our investments to systematically capture more of these use cases and intellectual property from engagements around the world and to package them for ease of delivery and implementation.

We expect the mix of our revenues to shift toward cloud, analytical ecosystem, and value added services over time, as these are fast growing markets. We believe this shift also will help increase our recurring revenue.
Another central and critical element of Teradata's transformation plan is modifying our go-to-market approach to integrate with our four revenue generating initiatives. We have already begun taking steps to optimize our go-to-market approach for on-premises data warehouse and analytical ecosystem, and we are also exploring new ways to generate additional demand within the Global 5000.
The Company is also engaged in a thorough review of its costs and is taking significant steps to rationalize its expense structure. This broad-based cost rationalization effort includes reducing Teradata’s infrastructure costs as it transitions its focus solely to its data and analytics business, optimizes its go-to-market resources and approach, and prioritizes research and development projects based on revenue generation and profitability.
Although we believe the demand for our marketing applications solutions is likely to increase as marketing continues to be transformed by the increased usage of data and analytics, Teradata has concluded it is in the long-term best interests of the Company and its shareholders to exit the marketing applications business in order to exclusively focus on its data and analytics business.

RESULTS FROM OPERATIONS FOR THE YEARS ENDED DECEMBER 31, 2015, 2014 AND 2013
Revenue

		% of		% of		% of
In millions	2015	Revenue	2014	Revenue	2013	Revenue
Product revenue	$1,057	41.8%	$1,227	44.9%	$1,230	45.7%
Service revenue	1,473	58.2%	1,505	55.1%	1,462	54.3%
Total revenue	$2,530	100%	$2,732	100%	$2,692	100%
Total revenue decreased 7% in 2015 as compared to 2014. The 7% reported revenue decrease included a 5% adverse impact from foreign currency fluctuations. The revenue decline was due primarily to constrained information technology budgets, extended sales cycles, and a reduction in large customer orders, as well as the impact currency translation had on reported revenue growth. Product revenue decreased 14% in 2015 from 2014 primarily due to a decrease in customers' large capital expenditures and foreign currency fluctuations, which had a 5% adverse impact on product revenue. Service revenue decreased 2% in 2015 from 2014, with an underlying 5% decrease in consulting services revenue and 1% increase in maintenance services revenue compared to 2014. Services revenue declined due to foreign currency fluctuations, which had a 6% adverse impact on services revenue.
In 2014, total revenue increased 1% in 2014 as compared to 2013. The 1% reported revenue increase included a 2% adverse impact from foreign currency fluctuations. The general lack of meaningful revenue growth was due primarily to tightly constrained information technology budgets, extended sales cycles, a reduction in large customer orders, as well as the impact currency translation had on reported revenue growth. Product revenue was flat in 2014 from 2013. Service revenue increased 3% in 2014 from 2013, with an underlying 7% increase in maintenance services revenue, as compared to 2013. Consulting services revenue was flat in 2014 compared to 2013.
Gross Margin
The Company often uses specific terms/definitions to describe variances in gross margin. The terms and definitions most often used are as follows:

•
Revenue Mix - The proportion of products and services that generates the total revenue of the Company. Changes in revenue mix can have an impact on gross margin even if total revenue remains unchanged.

•	Services Mix - The proportion of higher-margin maintenance revenue versus lower-margin consulting revenue that generates the total services revenue of the Company.

•
Product Mix - The proportion of various products that generate the total product revenue of the Company. For example, a higher mix of IDW products versus departmental data mart, Aster, our Extreme Data Appliance or Hadoop products would have a positive impact on product gross margins. This definition also includes the mix of Company sourced and third party products.

•
Deal Mix - Refers to the type of transactions closed within the period and includes such transactions as capacity on demand (“COD”), floor sweeps versus capacity additions, enterprise license agreements ("ELA"), hardware versus software, and discounting (new customers versus existing customers, large customers versus smaller customers).

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

◦
Floor sweeps take place when an existing customer replaces their older Teradata platform with a new Teradata platform, which can result in a large revenue transaction, but typically also results in a higher mix of lower-margin hardware revenue versus higher-margin software revenue.

◦
ELA transactions allow customers to purchase as much software as needed for current production use for a period of time in exchange for a fixed fee that is typically recognized as revenue upfront or as payments become due if the terms of the payments are extended. Additional capacity during the term results in lower-margin hardware revenue versus higher-margin software revenue.

Gross margin for the following years ended December 31 was as follows:

		% of		% of		% of
In millions	2015	Revenue	2014	Revenue	2013	Revenue
Gross margin
Product gross margin	$617	58.4%	$784	63.9%	$797	64.8%
Service gross margin	659	44.7%	695	46.2%	676	46.2%
Total gross margin	$1,276	50.4%	$1,479	54.1%	$1,473	54.7%
In 2015, product margin declined 5.5 percentage points due to deal mix (including a higher mix of hardware versus software deals as well as pricing programs that are intended to make it easier to buy Teradata), foreign currency, a lower mix of integrated data warehousing products and a reduction in product volume. Service gross margin declined 1.5 percentage points due to investments in our big data consulting capabilities, the marketing applications business prior to the decision to exit this business, and our Teradata cloud capabilities.
In 2014, product gross margin decreased primarily due to increased amortization of previously capitalized software. Additionally, product gross margins were adversely impacted by product mix and were partially offset by improved deal mix.
Operating Expenses

		% of		% of		% of
In millions	2015	Revenue	2014	Revenue	2013	Revenue
Operating expenses
Selling, general and administrative expenses	$765	30.2%	$770	28.2%	$757	28.1%
Research and development expenses	228	9.0%	206	7.5%	184	6.8%
Impairment of goodwill and acquired intangibles	478	18.9%	—	—%	—	—%
Total operating expenses	$1,471	58.1%	$976	35.7%	$941	35.0%
In 2015, selling, general and administrative ("SG&A") expense decreased by $5 million or 1% compared to 2014. The decrease is a result of the change in foreign currency exchange rates, partially offset by increased investments in demand creation resulting from our strategic investment initiatives. Research and development ("R&D") expenses increased $22 million or 11% in 2015 due to additional investments in big data analytics, cloud and marketing applications, which includes incremental expenses for our recent acquisitions. The increase in R&D expense was also caused by a decrease in capitalized software of $7 million compared to 2014.
In 2014, SG&A increased by $13 million or 2% compared to 2013. R&D expenses increased $22 million in 2014 from 2013 due to expenses related to a voluntary early-retirement program during the first quarter of 2014, incremental headcount for our complementary technology acquisitions, and our internal planned investments on future releases.
During the second quarter of 2015, the Company determined that indicators were present in the marketing applications reporting units which would suggest the fair value of the reporting units may have declined below the carrying value. These indicators were primarily due to lower than forecasted revenue and profitability levels for 2015 and future periods. The lower projected operating results reflected a review of the marketing applications business performed by new leadership announced at the end of the first quarter of 2015. The interim goodwill impairment analysis performed in the second quarter of 2015 resulted in a revision of the Company’s previous estimates performed in the fourth quarter of 2014 and first quarter of 2015 (in connection with the change in segment reporting), which resulted in a goodwill impairment of $340 million in the second quarter of 2015.
The annual goodwill impairment analysis, which the Company performed during the fourth quarter of 2015, did not result in an impairment charge for the data and analytics segment. However, because our marketing applications business was held for sale as of December 31, 2015, an additional impairment of $97 million for goodwill and $41 million for acquired intangible assets was recorded since the fair value less cost to sell was lower than the carrying amount. The fair value of this business was based on a review of the term sheets and indications of interest that were received from third parties in addition to ongoing negotiations with potential buyers. At the time the Company announced its earnings in early February 2016, our preliminary analysis indicated an impairment of $34 million for goodwill and no impairment for acquired intangible assets based on the fair value of our marketing applications business. This analysis was subsequently updated to reflect the current fair value as of the date of this annual report on Form 10-K.
Other Income (Expense), net

In millions	2015	2014	2013
Gain (loss) on Securities	$57	$(9)	$(22)
Interest income	5	5	4
Interest expense	(9)	(3)	(4)
Other	(2)	(2)	(2)
Total Other Income (Expense), net	$51	$(9)	$(24)
In 2015, other income primarily included a gain of $57 million from sale of equity investments. This was partially offset by an increase in interest expense due to an increase in debt. In 2014, other expense primarily included a loss of $9 million on an equity investment arising from an impairment of carrying value. In 2013, other expense included a loss of $25 million on an equity investment arising from an impairment of carrying value, partially offset by a $3 million gain on sale.
Income Taxes
The effective income tax rate for the following years ended December 31 was as follows:

	2015	2014	2013
Effective Tax Rate	(48.6%)	25.7%	25.8%

The 2015 effective tax rate was impacted by the $437 million of goodwill impairment charges recorded for 2015, of which $414 million was treated as a permanent non-deductible tax item. This resulted in full-year income tax expense in 2015 of $70 million, on a pre-tax net loss of $(144) million, causing a negative tax rate of (48.6%). There were no material discrete tax items impacting the effective tax rate for full year 2014. The tax rate for 2013 included a $4 million discrete tax benefit for the 2012 U.S. Federal Research and Development Tax Credit (the “R&D tax credit”) that was recognized in January of 2013 when the tax credit was retroactively reinstated.
We currently estimate our full-year effective tax rate for 2016 to be approximately 26%. This estimate takes into consideration, among other items, the forecasted earnings mix by tax jurisdiction for 2016. This effective tax rate estimate excludes the tax impact from the pending disposal of our marketing applications business, a portion of which will be taxable in the United States and Germany, causing a discrete tax impact for GAAP reporting purposes in the quarter of disposition.
Revenue and Gross Margin by Operating Segment
Effective January 1, 2015, Teradata implemented an organizational change in which Teradata currently manages its business in two divisions, which are also the Company’s operating segments: (1) data and analytics, and (2)

marketing applications. This change was meant to enable each division to be more sharply focused in rapidly addressing the dynamics of each market, and in bringing the best solutions to our customers. For purposes of discussing results by segment, management excludes the impact of certain items, consistent with the manner by which management evaluates the performance of each segment. This format is useful to investors because it allows analysis and comparability of operating trends. It also includes the same information that is used by Teradata management to make decisions regarding the segments and to assess financial performance. The chief operating decision maker evaluates the performance of the segments based on revenue and multiple profit measures, including segment gross margin. For management reporting purposes assets are not allocated to the segments. Our segment results are reconciled to total Company results reported under U.S. Generally Accepted Accounting Principles ("GAAP") in Note 11 of Notes to Consolidated Financial Statements. Prior period segment information has been reclassified to conform to the current period presentation.
The following table presents revenue and operating performance by segment for the years ended December 31:

		% of		% of		% of
In millions	2015	Revenue	2014	Revenue	2013	Revenue
Segment revenue
Data and Analytics	$2,337	92.4%	$2,523	92.3%	$2,478	92.1%
Marketing Applications	193	7.6%	209	7.7%	214	7.9%
Total revenue	$2,530	100%	$2,732	100%	$2,692	100%
Segment gross margin
Data and Analytics	$1,237	52.9%	$1,422	56.4%	$1,399	56.5%
Marketing Applications	79	40.9%	94	45.0%	109	50.9%
Total segment gross margin	$1,316	52.0%	$1,516	55.5%	$1,508	56.0%
Data and Analytics: Revenue decreased $186 million or 7%, in 2015 from 2014, with an underlying 4% decrease in the Americas region coupled with a 12% decrease in the International region. The revenue decrease included a 5% adverse impact from foreign currency fluctuations. The Americas revenue was down primarily driven by a decrease in customer large capital expenditure transactions. International revenue was down primarily due to foreign currency fluctuations, which impacted revenue by 11%. Gross margins were down in 2015 compared to 2014 due to the high mix of hardware versus software deals and the impact of foreign currency exchange rates.
In 2014, revenue increased $45 million or 2% from 2013, with an underlying 1% decrease in the Americas region offset by a 6% increase in the International region. The overall revenue decrease included a 1% adverse impact from foreign currency fluctuations.
Marketing Applications: Revenue decreased $16 million or 8% in 2015 from 2014. The revenue decrease included a 7% adverse impact from foreign currency fluctuations. The overall gross margin decrease in 2015 from 2014 is primarily driven by investments in the cloud business as well as lower professional services margins, which were impacted by investments to help better position the Company to go broader in the market and drive long-term growth in this business.
In 2014, revenue decreased $5 million or 2% from 2013. There was no impact due to foreign currency fluctuations. The decrease in gross margin in 2014 from 2013 was primarily due to investments to drive long-term growth in this business.
Changes in segment reporting. Beginning January 2016, the Company will change its operating segments and report future results under three separate segments: (a) Americas Data and Analytics (b) International Data and Analytics, and (c) Marketing Applications until such time as the portion of the marketing applications business to be divested is sold. The remainder of the marketing applications business that will be retained will be reported under the data and analytics operating segments.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES
Teradata ended 2015 with $839 million in cash and cash equivalents, a $5 million increase from the December 31, 2014 balance, after using approximately $657 million for repurchases of Company common stock, and approximately $17 million for acquisitions and investment activities which were completed during the year. Cash provided by operating activities decreased by $279 million to $401 million in 2015. The decrease in cash provided by operating activities was primarily due to lower net income and due to a higher level of collections of accounts receivables in the fourth quarter of 2014 as compared to 2015.
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
The table below shows net cash provided by operating activities and capital expenditures for the following periods:

In millions	2015	2014	2013
Net cash provided by operating activities	$401	$680	$510
Less:
Expenditures for property and equipment	(52)	(54)	(60)
Additions to capitalized software	(68)	(75)	(78)
Free cash flow	$281	$551	$372
Financing activities and certain other investing activities are not included in our calculation of free cash flow. In 2015 and 2014, these other investing activities primarily consisted of immaterial complementary business acquisitions and equity investment activities that were closed during these years.
Teradata’s financing activities for the years ended December 31, 2015 primarily consisted of cash outflows of $657 million for share repurchases, proceeds from Credit Facility (as defined below) borrowings of $180 million, repayments of credit facility borrowings of $220 million, and proceeds from a new term loan of $600 million and repayment of existing term loan of $247 million, as discussed below. Teradata's financing activities for the years ended December 31, 2014 and 2013 primarily consisted of cash outflows for share repurchases, with proceeds from a prior credit facility of $220 million in 2014. The Company purchased 19 million shares of its common stock at an average price per share of $34.15 in 2015, 13 million shares at an average price per share of $43.09 in 2014, and 7.8 million shares at an average price per share of $48.53 in 2013.
Share repurchases were made under two share repurchase programs initially authorized by our Board of Directors in 2008. The first program (the “dilution offset program”) authorizes the Company to repurchase Teradata common stock to the extent of cash received from the exercise of stock options and the Teradata Employee Stock Purchase Plan (“ESPP”) to offset dilution from shares issued pursuant to these plans. On February 6, 2012, the board approved a new $300 million share repurchase authorization to replace a prior $300 million authorization (the “general share repurchase program”), that was to expire on February 10, 2012. Since February 2012, Teradata’s Board of Directors has approved, in $300 million increments, additional share repurchase authorizations for a total of $2.0 billion under the Company’s general share repurchase program on December 10, 2012, October 14, 2013, May 5, 2014, December 18, 2014 and May 4, 2015. Additional share repurchase of $500 million was authorized in August 20, 2015. As of December 31, 2015, the Company had $573 million of authorization remaining under the general share repurchase program to repurchase outstanding shares of Teradata common stock. Share repurchases made by the Company are reported on a trade date basis. Our share repurchase activity depends on factors such as our working capital needs, our cash requirements for capital investments, our stock price, and economic and market conditions, as well as merger and acquisition opportunities. Proceeds from the ESPP and the exercise of stock options were $24 million in 2015, $29 million in 2014, and $28 million in 2013. These proceeds are included in other financing activities, net in the Consolidated Statements of Cash Flows.
Our total cash and cash equivalents held outside the United States in various foreign subsidiaries was $819 million as of December 31, 2015 and $785 million as of December 31, 2014. The remaining balance held in the United States was $20 million as of December 31, 2015 and $49 million as of December 31, 2014. Under current tax laws and regulations, if cash and cash equivalents held outside the United States are distributed to the United States in the form of dividends or otherwise, we would be subject to additional U.S. income taxes (subject to an adjustment for foreign tax credits) and potential foreign withholding taxes. As of December 31, 2015, we have not provided for the U.S. federal tax liability on approximately $1.2 billion of foreign earnings that are considered permanently reinvested outside of the United States.
On March 25, 2015, Teradata replaced its existing five-year, $300 million revolving credit facility with a new $400 million revolving credit facility (the “Credit Facility”). The Credit Facility ends on March 25, 2020 at which point any remaining outstanding borrowings would be due for repayment unless extended by agreement of the parties for up to two additional one-year periods. The interest rate charged on borrowings pursuant to the Credit Facility can vary depending on the interest rate option the Company chooses to utilize and the Company’s leverage ratio at the time of the borrowing. In 2015, Teradata chose a floating rate based on the London Interbank Offered Rate (“LIBOR”). The Credit Facility is unsecured and contains certain representations and warranties, conditions, affirmative, negative and financial covenants, and events of default customary for such facilities. As of December 31, 2015, the Company had $180 million of outstanding borrowings on the Credit Facility at an interest rate of 1.623%, leaving $220 million in additional borrowing capacity available. The Company was in compliance with all covenants as of December 31, 2015.
Also on March 25, 2015, Teradata closed on a new senior unsecured $600 million five-year term loan, the proceeds of which were used to pay off the remaining $247 million of principal on its existing term loan, pay off the $220 million outstanding balance on the prior credit facility, and fund share repurchases. The $600 million term loan is payable in quarterly installments, which will commence on March 31, 2016, with all remaining principal due in March 2020. The outstanding principal amount under the term loan agreement bears interest at a floating rate based upon a negotiated base rate or a Eurodollar rate plus in each case a margin based on the leverage ratio of the Company. As of December 31, 2015, the term loan principal outstanding was $600 million and carried an interest rate of 1.8125%. The Company was in compliance with all covenants as of December 31, 2015.
Management believes current cash, cash flows from operations and the $220 million available under the Credit Facility will be sufficient to satisfy future working capital, research and development activities, capital expenditures, pension contributions, severance benefits and other financing requirements for at least the next twelve months. The Company principally holds its cash and cash equivalents in bank deposits and highly-rated money market funds.
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

Contractual and Other Commercial Commitments. In the normal course of business, we enter into various contractual obligations that impact, or could impact, our liquidity. The following table and discussion outlines our material obligations at December 31, 2015, with projected cash payments in the periods shown:

	Total		2017-	2019-	2021 and
In millions	Amounts	2016	2018	2020	Thereafter
Principal payments on long-term debt	$600	$30	$90	$480	$—
Interest payments on long-term debt	41	11	20	10	—
Principal payments on short-term debt	180	180	—	—	—
Interest payments on short-term debt	3	3	—	—	—
Lease obligations	81	24	35	12	10
Purchase obligations	18	8	10	—	—
Total debt, lease and purchase obligations	$923	$256	$155	$502	$10
Our principal payments on short-term and long-term debt represent the expected cash payments on our $600 million term loan and our $400 million credit facility and do not include any fair value adjustments or discounts and premiums. Our interest payments on long-term debt represent the estimated cash interest payments based on the prevailing interest rate on our $600 million term loan as of December 31, 2015. Our principal payments on short-term debt represent the expected cash payment on our $400 million Credit Facility, of which $180 million is currently outstanding and $220 million is available. Our lease obligations in the above table include Company facilities in various domestic and international locations. Purchase obligations are committed purchase orders and other contractual commitments for goods and services, and include non-cancelable contractual payments for fixed or minimum amounts to be purchased in relation to service agreements with various vendors for ongoing telecommunications, information technology, hosting and other services.
Additionally, the Company has $20 million in total uncertain tax positions recorded as non-current liabilities and $3 million recorded as current liabilities on its balance sheet as of December 31, 2015. These items are not included in the table of obligations shown above. The settlement period for the non-current income tax liabilities cannot be reasonably estimated as the timing and the amount of the payments, if any, will depend on possible future tax examinations with the various tax authorities; however, it is not expected that any payments will be due within the next 12 months.
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
Revenue Recognition
Revenue recognition for complex contractual arrangements requires judgment, including a review of specific contracts, past experience, creditworthiness of customers, international laws and other factors. Specifically, complex arrangements with nonstandard terms and conditions may require significant contract interpretation to determine the appropriate accounting. We must also apply judgment in determining all deliverables of the arrangement, and in determining the relative selling price of each deliverable, considering the price charged for each product when sold on a standalone basis, and applicable renewal rates for services. Changes in judgments about these factors could impact the timing and amount of revenue recognized between periods.
The Company reviews the relative selling price on a periodic basis and updates it, when appropriate, to ensure that the practices employed reflect the Company’s recent pricing experience. The Company maintains internal controls over the establishment and updates of these estimates, which includes review and approval by the Company’s management. For the year ended December 31, 2015 there was no material impact to revenue resulting from changes in the relative selling price, nor does the Company expect a material impact from such changes in the near term.
Capitalized Software
Costs incurred internally in researching and developing a computer software product is charged to expense until technological feasibility has been established. Technological feasibility is established when planning, designing and initial coding activities that are necessary to establish that the product can be produced to meet its design specifications are complete. In the absence of a detailed program design, a working model is used to establish technological feasibility. Once technological feasibility is established, all development costs are capitalized until the product is available for general release to customers. Judgment is required in determining when technological feasibility of a product is established. The timing of when various research and development projects become technologically feasible or ready for release can cause fluctuation in the amount of research and development costs that are expensed or capitalized in any given period, thus impacting our reported profitability for that period.
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
The Company’s intention is to permanently reinvest its foreign earnings outside of the United States. As a result, the effective tax rates are largely based upon the pre-tax earnings mix and allocation of certain expenses in various taxing jurisdictions where the Company conducts its business. These jurisdictions apply a broad range of statutory income tax rates; the U.S. statutory corporate income tax rate is currently 35% as compared to the overall statutory effective tax rate of our various foreign jurisdictions of approximately 13%. As of December 31, 2015, the Company has not provided for federal income taxes on earnings of approximately $1.2 billion from its foreign subsidiaries.

We account for uncertainty in income taxes by prescribing thresholds and attributes for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. We may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. We record any interest and/or penalties related to uncertain tax positions in the income tax expense line on our Consolidated Statements of Income. As of December 31, 2015, the Company has a total of $38 million of unrecognized tax benefits, of which $20 million is included in the other liabilities section of the Company’s consolidated balance sheet as a non-current liability and $3 million is recorded in current income taxes payable as the Company expects to settle this uncertain tax position within the next twelve months. The remaining balance of $15 million of uncertain tax positions relates to certain tax attributes both generated by the Company and acquired in various acquisitions, which are netted against the underlying deferred tax assets recorded on the balance sheet.
We regularly review our deferred tax assets for recoverability and establish a valuation allowance if it is more likely than not that some portion or all of a deferred tax asset will not be realized. We recorded $25 million in 2015 and $20 million in 2014 for valuation allowances. Due to a change in tax law enacted in the state of California in the fourth quarter of 2012, the Company established a valuation allowance to partially offset its California Research & Development tax credit carryforward deferred tax asset, as the Company expects to continue to generate excess California Research & Development tax credits into the foreseeable future.
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
In addition, we issue performance-based awards that vest only if specific performance conditions are satisfied. The number of shares that will be earned can vary based on actual performance. No shares will vest if the threshold objectives are not met. In the event the objectives are exceeded, additional shares will vest up to a maximum payout. The cost of these awards is expensed over the performance period based upon management’s estimate and analysis of the probability of meeting the performance criteria. Because the actual number of shares to be awarded is not known until the end of the performance period, the actual compensation expense related to these awards could differ from our current expectations.
Goodwill and Acquired Intangible Assets
The company reviews goodwill for impairment annually and whenever events or changes in circumstances indicate the carrying value of goodwill may not be recoverable. The guidance on goodwill impairment requires the company to perform a two-step impairment test. In the first step, the company compares the fair value of each reporting unit to its carrying value. The company typically determines the fair value of its reporting units using a weighting of fair values derived from the income and market approaches. Under the income approach, the company calculates the fair value of a reporting unit based on the present value of estimated future cash flows. The market approach estimates fair value based on market multiples of revenue and earnings derived from comparable companies with similar operating and investment characteristics as the reporting unit. If the fair value of the reporting unit exceeds the carrying value of the net assets assigned to that unit, goodwill is not impaired. If the carrying value of the net assets assigned to the reporting unit exceeds the fair value of the reporting unit, then the second step of the impairment test is performed in order to determine the implied fair value of the reporting unit’s goodwill in the same manner as if the reporting unit was being acquired in a business combination. The implied fair value of the goodwill in step two analysis is determined by the acquisition method of accounting for business combinations which requires the company to estimate the fair value of assets and liabilities and to allocate the fair value between net assets and goodwill. If the carrying value of a reporting unit’s goodwill exceeds its implied fair value, then the company records an impairment loss equal to the difference. Teradata reviewed four reporting units in its 2015 goodwill impairment assessment, as each operating segment consisted of separate reporting units for the Americas and International regions. See “Note 3—Goodwill and Acquired Intangible Assets" for additional information.
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
Determining the fair value of goodwill and acquired intangibles is judgmental in nature and involves the use of significant estimates and assumptions. These estimates and assumptions include revenue growth rates and operating margins used to calculate projected future cash flows, discount rates and future economic and market conditions. The company’s estimates are based upon assumptions believed to be reasonable, but which are inherently uncertain and unpredictable. These valuations require the use of management’s assumptions, which may not reflect unanticipated events and circumstances that may occur.
Pension and Postemployment Benefits
We measure pension and postemployment benefit costs and credits using actuarial valuations. Actuarial assumptions attempt to anticipate future events and are used in calculating the expense and liability relating to these plans. These factors include assumptions we make about interest rates, expected investment return on plan assets, total and involuntary turnover rates, and rates of future compensation increases. In addition, our actuarial consultants also use subjective factors such as withdrawal rates and mortality rates to develop our valuations. We review and update these assumptions on an annual basis at the beginning of each fiscal year. We are required to consider current market conditions, including changes in interest rates, in making these assumptions. The actuarial assumptions that we use may differ materially from actual results due to changing market and economic conditions, higher or lower withdrawal rates, or longer or shorter life spans of participants. These differences may result in a significant impact to the measurement of our pension and postemployment benefit obligations, and to the amount of pension and postemployment benefits expense we have recorded or may record. For example, as of December 31, 2015, a one-half percent increase/decrease in the discount rate would change the projected benefit obligation of our pension plans by approximately $7 million, and a one-half percent increase/decrease in our involuntary turnover assumption would change our postemployment benefit obligation by approximately $12 million.
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
The Company employs a foreign currency hedging strategy to limit potential losses in earnings or cash flows from adverse foreign currency exchange rate movements. Foreign currency exposures arise from transactions denominated in a currency other than the Company’s functional currency and from foreign denominated revenue and profit translated into U.S. dollars. The primary currencies to which the Company is exposed include the euro, the British pound, the Japanese yen, the Australian dollar, the Canadian dollar and other Asian and South American currencies. Exposures are hedged with foreign currency forward contracts with maturity dates of twelve months or less. The potential loss in fair value at December 31, 2015, for such contracts resulting from a hypothetical 10% adverse change in all foreign currency exchange rates is approximately $2 million. This loss would be mitigated by corresponding gains on the underlying exposures. For additional information regarding the Company’s foreign currency hedging strategy, see “Note 7— Derivative Instruments and Hedging Activities” in the Notes to Consolidated Financial Statements elsewhere in this Annual Report.

Item 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
Report of Independent Registered Public Accounting Firm
To the Board of Directors and Stockholders of Teradata Corporation:
In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of (loss) income, comprehensive (loss) income, stockholders’ equity and cash flows present fairly, in all material respects, the financial position of Teradata Corporation and its subsidiaries at December 31, 2015 and December 31, 2014, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2015 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.
As discussed in Note 1 to the consolidated financial statements, the Company changed the manner in which it classifies deferred tax assets and liabilities on the consolidated balance sheet in 2015.
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

/s/ PricewaterhouseCoopers LLP
Atlanta, GA
February 26, 2016

TERADATA CORPORATION
Consolidated Statements of (Loss) Income
In millions, except per share amounts

	For the Year Ended December 31
	2015	2014	2013
Revenue
Product revenue	$1,057	$1,227	$1,230
Service revenue	1,473	1,505	1,462
Total revenue	2,530	2,732	2,692
Costs and operating expenses
Cost of products	440	443	433
Cost of services	814	810	786
Selling, general and administrative expenses	765	770	757
Research and development expenses	228	206	184
Impairment of goodwill and acquired intangibles	478	—	—
Total costs and operating expenses	2,725	2,229	2,160
(Loss) income from operations	(195)	503	532
Other income (expense), net
Interest expense	(9)	(3)	(4)
Other income (expense), net	60	(6)	(20)
Total other income (expense), net	51	(9)	(24)
(Loss) income before income taxes	(144)	494	508
Income tax expense	70	127	131
Net (loss) income	$(214)	$367	$377
Net (loss) income per common share
Basic	$(1.53)	$2.36	$2.31
Diluted	$(1.53)	$2.33	$2.27
Weighted average common shares outstanding
Basic	139.6	155.3	163.4
Diluted	139.6	157.8	166.4
The accompanying notes are an integral part of the consolidated financial statements.

TERADATA CORPORATION

Consolidated Statements of Comprehensive (Loss) Income
In millions

	For the Year Ended December 31
	2015	2014	2013
Net (loss) income	$(214)	$367	$377
Other comprehensive (loss) income:
Foreign currency translation adjustments	(36)	(47)	2
Securities:
Reclassification of gain to net income	(26)	—	—
Unrealized (loss) gain on securities, before tax	(7)	50	—
Tax impact on securities	2	(19)	—
Net change in securities	(31)	31	—
Defined benefit plans:
Reclassification of loss to net income	3	1	2
Defined benefit plan adjustment, before tax	(9)	(29)	—
Defined benefit plan adjustment, tax portion	1	7	—
Defined benefit plan adjustment, net of tax	(5)	(21)	2
Other comprehensive (loss) income	(72)	(37)	4
Comprehensive (loss) income	$(286)	$330	$381
The accompanying notes are an integral part of the consolidated financial statements.

TERADATA CORPORATION
Consolidated Balance Sheets
In millions, except per share amounts

	At December 31
	2015	2014
Assets
Current Assets
Cash and cash equivalents	$839	$834
Accounts receivable, net	580	619
Inventories	49	38
Assets held for sale	214	—
Other current assets	52	81
Total current assets	1,734	1,572
Property and equipment, net	143	159
Capitalized software, net	190	199
Goodwill	380	948
Acquired intangible assets, net	22	136
Deferred income taxes	41	20
Other assets	20	98
Total assets	$2,530	$3,132
Liabilities and stockholders’ equity
Current liabilities
Current portion of long-term debt	$30	$53
Short-term borrowings	180	220
Accounts payable	96	126
Payroll and benefits liabilities	120	125
Deferred revenue	367	370
Liabilities held for sale	58	—
Other current liabilities	102	101
Total current liabilities	953	995
Long-term debt	570	195
Pension and other postemployment plan liabilities	89	99
Long-term deferred revenue	15	18
Deferred tax liabilities	28	86
Other liabilities	26	32
Total liabilities	1,681	1,425
Commitments and contingencies (Note 8)
Stockholders’ equity
Preferred stock: par value $0.01 per share, 100.0 shares authorized, no shares issued and outstanding at December 31, 2015 and 2014, respectively	—	—
Common stock: par value $0.01 per share, 500.0 shares authorized, 130.7 and 147.9 shares issued at December 31, 2015 and 2014, respectively	1	1
Paid-in capital	1,128	1,054
(Accumulated deficit) retained earnings	(204)	656
Accumulated other comprehensive loss	(76)	(4)
Total stockholders’ equity	849	1,707
Total liabilities and stockholders’ equity	$2,530	$3,132
The accompanying notes are an integral part of the consolidated financial statements.

TERADATA CORPORATION
Consolidated Statements of Cash Flows
In millions

	For the Year Ended December 31
	2015	2014	2013
Operating activities
Net (loss) income	$(214)	$367	$377
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	170	169	147
Stock-based compensation expense	56	50	49
Excess tax benefit from stock-based compensation	(2)	(2)	(7)
Deferred income taxes	(39)	(2)	18
(Gain) loss on investments	(57)	9	25
Impairment of goodwill and acquired intangibles	478	—	—
Changes in assets and liabilities, net of acquisitions:
Receivables	1	101	(46)
Inventories	(11)	18	(9)
Current payables and accrued expenses	(8)	(23)	(63)
Deferred revenue	24	(28)	9
Other assets and liabilities	3	21	10
Net cash provided by operating activities	401	680	510
Investing activities
Expenditures for property and equipment	(52)	(54)	(60)
Additions to capitalized software	(68)	(75)	(78)
Proceeds from disposition of investments	85	—	—
Business acquisitions and other investing activities, net	(17)	(69)	(36)
Net cash used in investing activities	(52)	(198)	(174)
Financing activities
Proceeds from long-term borrowings	600	—	—
Repayments of long-term borrowings	(247)	(26)	(15)
Proceeds from credit facility borrowings	180	220
Repayments of credit-facility borrowings	(220)	—	—
Repurchases of common stock	(657)	(551)	(382)
Excess tax benefit from stock-based compensation	2	2	7
Other financing activities, net	18	29	28
Net cash used in financing activities	(324)	(326)	(362)
Effect of exchange rate changes on cash and cash equivalents	(20)	(17)	(8)
Increase (decrease) in cash and cash equivalents	5	139	(34)
Cash and cash equivalents at beginning of year	834	695	729
Cash and cash equivalents at end of year	$839	$834	$695
Supplemental data
Cash paid during the year for:
Income taxes	$98	$133	$124
Interest	$8	$3	$4
The accompanying notes are an integral part of the consolidated financial statements.

TERADATA CORPORATION
Consolidated Statements of Changes in Stockholders’ Equity
In millions

	Common Stock		Treasury Stock		Paid-in	Retained Earnings (Accumulated	Accumulated Other Comprehensive
	Shares	Amount	Shares	Amount	Capital	Deficit)	Income (Loss)	Total
December 31, 2012	190	$2	(24)	$(806)	$898	$1,656	$29	$1,779
Net income						377		377
Employee stock compensation, employee stock purchase programs and option exercises	1				68			68
Income tax benefit from stock compensation plans					7			7
Purchases of treasury stock, not retired			(8)	(378)				(378)
Pension and postemployment benefit plans, net of tax							2	2
Currency translation adjustment							2	2
December 31, 2013	191	$2	(32)	$(1,184)	$973	$2,033	$33	$1,857
Net income						367		367
Employee stock compensation, employee stock purchase programs and option exercises	2	(1)			78			77
Income tax benefit from stock compensation plans					3			3
Retirement of common stock previously held as treasury	(32)		32	1,184		(1,184)		—
Repurchases of Company common stock, retired	(13)					(560)		(560)
Pension and postemployment benefit plans, net of tax							(21)	(21)
Unrealized gain on securities							31	31
Currency translation adjustment							(47)	(47)
December 31, 2014	148	$1	—	$—	$1,054	$656	$(4)	$1,707
Net loss						(214)		(214)
Employee stock compensation, employee stock purchase programs and option exercises	2				78			78
Income tax expense for stock compensation plans					(4)			(4)
Repurchases of Company common stock, retired	(19)					(646)		(646)
Pension and postemployment benefit plans, net of tax							(5)	(5)
Securities, net of tax							(31)	(31)
Currency translation adjustment							(36)	(36)
December 31, 2015	131	$1	—	$—	$1,128	$(204)	$(76)	$849
The accompanying notes are an integral part of the consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 1 Description of Business, Basis of Presentation and Significant Accounting Policies
Description of the Business. Teradata Corporation (“Teradata” or the “Company”) is a global leader in analytic data platforms, marketing and analytic applications, and related services. The Company’s analytic data platforms are comprised of software, hardware, and related business consulting and support services for data warehousing and big data analytics.
Basis of Presentation. The financial statements are presented on a consolidated basis and include the accounts of the Company and its wholly-owned subsidiaries in accordance with accounting principles generally accepted in the United States of America (“GAAP”).
Use of Estimates. The preparation of financial statements in conformity with GAAP requires management to make estimates and judgments that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and revenues and expenses during the period reported. On an ongoing basis, management evaluates these estimates and judgments, including those related to allowances for doubtful accounts, the valuation of inventory to net realizable value, impairments of goodwill and other intangibles, stock-based compensation, pension and other postemployment benefits, and income taxes and any changes will be accounted for on a prospective basis. Actual results could differ from those estimates.
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
The primary consideration in developing BESP for the Company’s nodes is the bell-curve method based on historical transactions. The BESP analysis is at the geography level in order to align it with the way in which the Company goes to market and establishes pricing for its products. The Company has established discount ranges off of published list prices for different geographies based on strategy and maturity of Teradata’s presence in the respective geography. There are distinctions in each geography and product group which support the use of geographies and markets for the determination of BESP. For example, the Company’s U.S. market is relatively mature and most of the large transactions are captured in this market, whereas the International markets are less mature with generally smaller deal size. Additionally, the prices and margins for the Company’s products vary by geography and by product class. BESP is analyzed on a semi-annual basis using data from the 4 previous quarters, which the Company believes best reflects most recent pricing practices in a changing marketplace.
The Company reviews VSOE, TPE and its determination of BESP on a periodic basis and updates it, when appropriate, to ensure that the practices employed reflect the Company’s recent pricing experience. The Company maintains internal controls over the establishment and updates of these estimates, which includes review and approval by the Company’s management. For the year ended December 31, 2015 there was no material impact to revenue resulting from changes in VSOE, TPE or BESP, nor does the Company expect a material impact from such changes in the near term.
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

In millions	2015	2014	2013
Depreciation expense	$53	$51	$48
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

	Internal-use Software			External-use Software
In millions	2015	2014	2013	2015	2014	2013
Beginning balance at January 1	$13	$12	$12	$186	$183	$161
Capitalized	6	7	6	61	68	72
Amortization	(6)	(6)	(6)	(70)	(65)	(50)
Ending balance at December 31	$13	$13	$12	$177	$186	$183
The aggregate amortization expense (actual and estimated) for internal-use and external-use software for the following periods is:

	Actual	For the year ended (estimated)
In millions	2015	2016	2017	2018	2019	2020
Internal-use software amortization expense	$6	$6	$4	$3	$—	$—
External-use software amortization expense	$70	$66	$56	$36	$19	$—
Estimated expense, which is recorded to cost of sales for external use software, is based on capitalized software at December 31, 2015 and does not include any new capitalization for future periods.
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

Goodwill. Goodwill represents the excess of the purchase price in a business combination over the fair value of net tangible and intangible assets acquired. Goodwill amounts are not amortized, but rather are tested for impairment annually or upon occurrence of an event or change in circumstances that would more likely than not reduce the fair value of a reporting unit below its carrying amount. See Note 3- Goodwill and Acquired Intangibles for additional information.
Assets and Liabilities Held for Sale. The Company classifies assets and liabilities (disposal groups) to be sold as held for sale in the period in which all of the following criteria are met:

•	Management, having the authority to approve the action, commits to a plan to sell the disposal group;

•	The disposal group is available for immediate sale in its present condition subject only to terms that are usual and customary for sales of such disposal groups;

•	An active program to locate a buyer and other actions required to complete the plan to sell the disposal group have been initiated;

•
The sale of the disposal group is probable, and transfer of the disposal group is expected to qualify for recognition as a completed sale, within one year, except if events or circumstances beyond the Company’s control extend the period of time required to sell the disposal group beyond one year;

•	The disposal group is being actively marketed for sale at a price that is reasonable in relation to its current fair value; and

•	Actions required to complete the plan indicate that it is unlikely that significant changes to the plan will be made or that the plan will be withdrawn.
The Company initially measures a disposal group that is classified as held for sale at the lower of its carrying value or fair value less costs to sell. Any loss resulting from this measurement is recognized in the period in which the held for sale criteria are met. Conversely, gains are not recognized until the date of sale. The Company assesses the fair value of a disposal group less costs to sell each reporting period it remains classified as held for sale and reports any subsequent changes as an adjustment to the carrying value of the disposal group, as long as the new carrying value does not exceed the carrying value of the disposal group at the time it was initially classified as held for sale.
Upon determining that a disposal group meets the criteria to be classified as held for sale, the Company reports the assets and liabilities of the disposal group under Assets held for sale and Liabilities held for sale in the Consolidated Balance Sheets. Refer to Note 15 for further information on the Company’s assets and liabilities held for sale.
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
Pension and Postemployment Benefits. The Company accounts for its pension and postemployment benefit obligations using actuarial models. The measurement of plan obligations was made as of December 31, 2015. Liabilities are computed using the projected unit credit method. The objective under this method is to expense each participant’s benefits under the plan as they accrue, taking into consideration salary increases and the plan’s benefit allocation formula. Thus, the total pension or postemployment benefit to which each participant is expected to become entitled is broken down into units, each associated with a year of past or future credited service.
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
Stock-based Compensation. Stock-based payments to employees, including grants of stock options, restricted shares and restricted share units, are recognized in the financial statements based on their fair value. The fair value of each stock option award on the grant date is estimated using the Black-Scholes option-pricing model with the following assumptions: expected dividend yield, expected stock price volatility, weighted-average risk-free interest rate and weighted average expected term of the options. The Company’s expected volatility assumption used in the Black-Scholes option-pricing model is based on Teradata's historical volatility. Prior to 2014, because the Company did not have a sufficient trading history as a standalone public company, the volatility was based on a blend of peer group volatility and Teradata volatility. The expected term for options granted is based upon historical observation of actual time elapsed between date of grant and exercise of options for all employees. Prior to 2015, the expected term assumption was based on the simplified method under GAAP, which is based on the vesting period and contractual term for each vesting tranche of awards. The mid-point between the vesting date and the expiration date was used as the expected term under this method. The risk-free interest rate used in the Black-Scholes model is based on the implied yield curve available on U.S. Treasury issues at the date of grant with a remaining term equal to the Company’s expected term assumption. The Company has never declared or paid a cash dividend.
Treasury Stock. Prior to the fourth quarter of 2014 when all treasury stock shares were retired, shares of the Company’s common stock repurchased through the share repurchase programs were held as treasury stock. Treasury stock was accounted for using the cost method. Beginning in the fourth quarter of 2014, stock repurchased through the share repurchase programs will be retired upon repurchase. The excess repurchase price over the par value is charged to retained earnings.
Earnings Per Share. Basic earnings per share is calculated by dividing net income by the weighted-average number of shares outstanding during the reported period. The calculation of diluted earnings per share is similar to basic earnings per share, except that the weighted-average number of shares outstanding includes the dilution from potential shares added from stock options, restricted share awards and other stock awards. Refer to Note 5 for share information on the Company’s stock compensation plans.
The components of basic and diluted earnings per share are as follows:

	For the year ended December 31
In millions, except earnings per share	2015	2014	2013
Net (loss) income attributable to common stockholders	$(214)	$367	$377
Weighted average outstanding shares of common stock	139.6	155.3	163.4
Dilutive effect of employee stock options, restricted shares and other stock awards	—	2.5	3.0
Common stock and common stock equivalents	139.6	157.8	166.4
(Loss) earnings per share:
Basic	$(1.53)	$2.36	$2.31
Diluted	$(1.53)	$2.33	$2.27
For 2015, due to the net loss attributable to Teradata common stockholders, largely due to the goodwill and acquired intangibles impairment charges, potential common shares that would cause dilution, such as employee stock options, restricted shares and other stock awards, have been excluded from the diluted share count because their effect would have been anti-dilutive. For 2015, the fully diluted shares would have been 141.9 million.

Options to purchase 4.5 million in 2015, 2.4 million shares in 2014 and 0.9 million shares in 2013 of common stock, were not included in the computation of diluted earnings per share because their exercise prices were greater than the average market price of the common shares and, therefore, the effect would have been anti-dilutive.
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
Simplifying the Presentation of Debt Issuance Costs. To simplify presentation of debt issuance costs, the amendments in this update require that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The recognition and measurement guidance for debt issuance costs are not affected by the amendments in this update. For public business entities, the amendments in this update are effective for financial statements issued for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years and shall be applied on a retrospective basis. Debt issuance costs as of December 31, 2015 were $3 million. The Company plans to adopt this amendment when effective. This amendment is not expected to have a material impact on the Company's consolidated financial position.

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
Financial Instruments. In January 2016, the FASB issued new guidance which enhances the reporting model for financial instruments and related disclosures. This update requires equity securities to be measured at fair value with changes in fair value recognized through net income and will eliminate the cost method for equity securities without readily determinable fair values. The provisions are effective for public entities with fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. Early adoption is permitted, in certain circumstances. The Company is currently evaluating the impact of this guidance on its consolidated financial position, results of operations and cash flows.
Recently Adopted Guidance
Income Taxes. In November 2015, the FASB issued new guidance to simplify the presentation of deferred income taxes. The amendments in this update require that deferred tax liabilities and assets be classified as noncurrent in a classified statement of financial position. For public business entities, the amendments in this update are effective for financial statements issued for annual periods beginning after December 15, 2016, and interim periods within those annual periods. The Company has early adopted the new guidance prospectively as of December 31, 2015. As such, we did not restate our December 31, 2014 Balance Sheet. As a result of this adoption, no deferred tax amounts were recorded in other current assets and other current liabilities in 2015, as compared to $28 million recorded in other current assets and $1 million recorded in other current liabilities in 2014.

Note 2 Supplemental Financial Information

	At December 31
In millions	2015	2014
Accounts receivable
Trade	$591	$635
Other	6	3
Accounts receivable, gross	597	638
Less: allowance for doubtful accounts	(17)	(19)
Total accounts receivable, net	$580	$619
Inventories
Finished goods	$32	$21
Service parts	17	17
Total inventories	$49	$38
Other current assets
Current deferred tax assets	$—	$28
Other	52	53
Total other current assets	$52	$81
Property and equipment
Land	$8	$8
Buildings and improvements	78	77
Machinery and other equipment	336	341
Property and equipment, gross	422	426
Less: accumulated depreciation	(279)	(267)
Total property and equipment, net	$143	$159
Other assets
Available-for-sale securities	$—	$78
Other	20	20
Total other assets	$20	$98
Other current liabilities
Sales and value-added taxes	$35	$40
Other	67	61
Total other current liabilities	$102	$101
Deferred revenue
Deferred revenue, current	$367	$370
Long-term deferred revenue	15	18
Total deferred revenue	$382	$388
Above amounts exclude assets and liabilities held for sale. Refer to Note 15 for further information on the Company's assets and liabilities held for sale.

Note 3 Goodwill and Acquired Intangible Assets
The following table identifies the activity relating to goodwill by operating segment:

In millions	Balance December 31, 2014	Additions	Currency Translation Adjustments	Impairment	Transfers to Held for Sale	Balance December 31, 2015
Goodwill
Data and Analytics	$351	$4	$(4)	$—	$—	$351
Marketing Applications	597	—	(18)	(437)	(113)	29
Total goodwill	$948	$4	$(22)	$(437)	$(113)	$380
The changes to goodwill for the year ended December 31, 2015 were due to an impairment of goodwill discussed below, the transfer of goodwill to held for sale (See Note 15), an immaterial complementary acquisition, and changes in foreign currency exchange rates.
The Company reviews goodwill for impairment annually in the fourth quarter and whenever events or changes in circumstances indicate it is more likely than not that the fair value of the reporting unit is less than its carrying amount. The guidance on goodwill impairment requires the Company to perform a step one impairment test, which may result in a second step if the fair value of the reporting unit is less than the carrying value of the net assets. In the first step, the Company compares the fair value of each reporting unit to its carrying value. The Company’s reporting units are at one level below the operating segment level, which include the Americas and International reporting units for the data and analytics and marketing applications operating segments. The Company typically determines the fair value of its reporting units using a weighting of fair values derived from the income approach and the market approach. Under the income approach, the Company calculates the fair value of a reporting unit based on the present value of estimated future cash flows. The market approach estimates fair value based on market multiples of revenue and earnings derived from comparable companies with similar operating and investment characteristics as the reporting unit. If the fair value of the reporting unit exceeds the carrying value of the net assets assigned to that unit, goodwill is not impaired. If the carrying value of the net assets assigned to the reporting unit exceeds the fair value of the reporting unit, then the second step of the impairment test is performed in order to determine the implied fair value of the reporting unit’s goodwill in the same manner as if the reporting unit was being acquired in a business combination. If the carrying value of a reporting unit’s goodwill exceeds its implied fair value, then the Company records an impairment loss equal to the difference.
During the second quarter of 2015, the Company determined that indicators were present in the marketing applications reporting units which would suggest the fair value of the reporting units may have declined below the carrying value. The indicators were primarily due to lower than forecasted revenue and profitability levels for 2015 and future periods. The lower projected operating results reflect further review and analysis of the marketing applications business performed following the creation of the business as a separate business unit as was announced at the end of the first quarter of 2015. Based on our analysis, the implied fair value of goodwill was substantially lower than the carrying value of goodwill for the Americas and International marketing applications reporting units. As a result, the Company recorded an impairment charge of $241 million for the Americas marketing applications reporting unit and $99 million for the International marketing applications reporting unit during the second quarter of 2015.
For the impairment analysis performed in the second quarter of 2015, the Company utilized a combination of income and market approaches evenly weighted to estimate the fair value of the reporting units for step one. The income approach was determined based on the present value of estimated future cash flows, discounted at a risk-adjusted market rate, including a growth rate to calculate the terminal value. The Company’s forecasted future cash flows, which incorporate anticipated future revenue growth and related expenses to support the growth, were used to calculate fair value. These cash flow projections are based on management’s most current estimates of revenue growth rates and operating margins, taking into consideration historical, industry and market conditions. The discount rate used represents the weighted average cost of capital for the marketing applications reporting units considering the risks and uncertainty inherent in the cash flows of the reporting units and in the internally developed forecasts. In applying the market approach, valuation multiples were derived from historical and projected operating data of selected peer companies and applied to the appropriate historical and projected operating data to arrive at a fair value. The implied fair value of the goodwill in step two was determined by allocating the fair value of the reporting units to all of the assets and liabilities as if the reporting units had been acquired in a business combination and its fair value was the purchase price paid to be acquired. The use of these unobservable inputs resulted in the fair value estimate being classified as a Level 3 measurement.
In the fourth quarter of 2015, the Company committed to a plan to exit the majority of the marketing applications business, which met the criteria for held for sale and will continue to be reported under continuing operations. The Company will retain a portion of the marketing applications business, which was allocated $29 million of goodwill based on the relative fair values of the business to be disposed of and the portion that will be retained. The Company then performed a goodwill impairment analysis on the business to be disposed of along with the remainder reporting units. As a result of this analysis, the Company recognized an additional impairment of $97 million in the fourth quarter of 2015. The fair value of the marketing applications business that will be disposed of was based on a review of indications of interest received from potential buyers and determined based on the best estimate of what the actual sales price will be. The Company believes that this is a better indication of fair value than the income and market approaches used in the interim analysis performed in the second quarter of 2015. The remaining goodwill of $113 million was then transferred to assets held for sale in the Consolidated Balance Sheets. There was no goodwill impairment for the remaining reporting units as the fair value of each reporting unit exceeded their respective carrying amounts.
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
Acquired intangible assets were specifically identified when acquired, and are deemed to have finite lives. The gross carrying amount and accumulated amortization for Teradata’s acquired intangible assets were as follows:

		December 31, 2015		December 31, 2014
In millions	Amortization Life (in Years)	Gross Carrying Amount	Accumulated Amortization and Currency Translation Adjustments	Gross Carrying Amount	Accumulated Amortization and Currency Translation Adjustments
Acquired intangible assets
Intellectual property/developed technology	1 to 7	$83	$(63)	$186	$(95)
Customer relationships	3 to 10	3	(3)	77	(35)
Trademarks/trade names	5	1	(1)	1	(1)
In-process research and development	5	5	(3)	5	(2)
Total		$92	$(70)	$269	$(133)
The decrease in gross carrying amount of acquired intangible assets was primarily due to a transfer of intangibles to held for sale of $190 million ($85 million net), partially offset by $10 million for newly acquired intangible assets associated with an immaterial acquisition. The $85 million transferred to held for sale was then reduced by an additional $41 million to adjust the carrying amount of the net assets and liabilities down to their fair value less cost to sell (See Note 15).

The aggregate amortization expense (actual and estimated) for acquired intangible assets for the following periods is:

	Actual			For the year ended (estimated)
In millions	2013	2014	2015	2016	2017	2018	2019	2020
Amortization expense	$44	$47	$40	$10	$7	$3	$2	$—
Note 4 Income Taxes
For the years ended December 31, (loss) income before income taxes consisted of the following:

In millions	2015	2014	2013
(Loss) income before income taxes
United States	$(88)	$301	$362
Foreign	(56)	193	146
Total (loss) income before income taxes	$(144)	$494	$508
For the years ended December 31, income tax expense consisted of the following:

In millions	2015	2014	2013
Income tax expense
Current
Federal	$74	$94	$78
State and local	9	8	10
Foreign	26	27	26
Deferred
Federal	(19)	1	18
State and local	(3)	—	2
Foreign	(17)	(3)	(3)
Total income tax expense	$70	$127	$131
Effective tax rate	(48.6%)	25.7%	25.8%

The following table presents the principal components of the difference between the effective tax rate and the U.S. federal statutory income tax rate for the years ended December 31:

	2015	2014	2013
Income tax expense at the U.S. federal tax rate	35.0%	35.0%	35.0%
Foreign income tax differential	14.0%	(9.0%)	(7.3%)
State and local income taxes	0.5%	0.5%	0.4%
U.S. permanent book/tax differences	3.1%	0.4%	0.5%
U.S. manufacturing deduction	5.5%	(2.1%)	(2.1%)
Impairment of goodwill and acquired intangibles	(100.1%)	—%	—%
Other, net	(6.6%)	0.9%	(0.7%)
Effective tax rate	(48.6%)	25.7%	25.8%

The 2015 effective tax rate includes a discrete tax expense of $145 million resulting from the $437 million goodwill impairment, of which $414 million is related to non-deductible goodwill. In addition to the goodwill impairment, the higher 2015 effective tax rate as compared to 2014 was also driven by the lower foreign earnings mix in 2015 versus 2014. The 2014 effective tax had no material discrete tax items impacting the effective tax rate.

Deferred income tax assets and liabilities included in the balance sheets at December 31 were as follows:

In millions	2015	2014
Deferred income tax assets
Employee pensions and other liabilities	$62	$61
Other balance sheet reserves and allowances	23	22
Tax loss and credit carryforwards	62	59
Deferred revenue	3	—
Total deferred income tax assets	150	142
Valuation allowance	(25)	(20)
Net deferred income tax assets	125	122
Deferred income tax liabilities
Intangibles and capitalized software	81	102
Property and equipment	30	29
Deferred revenue	—	17
Other	1	12
Total deferred income tax liabilities	112	160
Total net deferred income tax assets (liabilities)	$13	$(38)
As of December 31, 2015, Teradata has net operating loss ("NOL") and tax credit carryforwards totaling $73 million (tax effected and before any valuation allowance offset and application of recognition criteria for uncertain tax positions). Of the total tax carryforwards, $26 million are NOL's in the U.S. and certain foreign jurisdictions, a small portion of which will begin to expire in 2016; $36 million are R&D tax credits, of which almost 90 percent are California R&D tax credits that have an indefinite carryforward period (which has a $25 million valuation allowance offset recorded); and the remaining $11 million are tax attributes that were acquired from various acquisitions and were not recorded for financial reporting purposes as they did not meet the recognition criteria for uncertain tax positions.
The Company’s intention is to permanently reinvest its foreign earnings outside of the U.S. As a result, the effective tax rates in the periods presented are largely based upon the pre-tax earnings mix and allocation of certain expenses in various taxing jurisdictions where the Company conducts its business; these jurisdictions apply a broad range of statutory income tax rates. At December 31, 2015, the Company had not provided for federal income taxes on earnings of approximately $1.2 billion from its foreign subsidiaries. Should these earnings be distributed in the form of dividends or otherwise, the Company would be subject to U.S. income taxes and potential withholding taxes in various international jurisdictions. The U.S. taxes would be partially offset by U.S. foreign tax credits. Determination of the amount of unrecognized deferred U.S. tax liability is not practical because of the complexities associated with this hypothetical calculation.
The Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The Company reflects any interest and penalties recorded in connection with its uncertain tax positions as a component of income tax expense.
As of December 31, 2015, the Company’s uncertain tax positions totaled approximately $38 million, of which $20 million is reflected in the other liabilities section of the Company’s balance sheet as a non-current liability, and $3 million is recorded in current income taxes payable as the Company expects to settle this uncertain tax position within the next twelve months. The remaining balance of $15 million of uncertain tax positions relates to certain tax attributes both generated by the Company and acquired in various acquisitions, which are netted against the underlying deferred tax assets recorded on the balance sheet. The entire balance of $38 million in uncertain tax positions would cause a decrease in the effective income tax rate upon recognition. Teradata has recorded $2 million of interest accruals related to its uncertain tax liabilities as of December 31, 2015.

Below is a rollforward of the Company’s liability related to uncertain tax positions at December 31:

In millions	2015	2014
Balance at January 1	$36	$34
Gross increases for prior period tax positions	—	4
Gross decreases for prior period tax positions	—	(3)
Gross increases for current period tax positions	6	4
Decreases due to the lapse of applicable statute of limitations	(1)	(3)
Decreases relating to settlements with taxing authorities	(3)	—
Balance at December 31	$38	$36
The Company and its subsidiaries file income tax returns in the U.S. federal and various state jurisdictions, as well as numerous foreign jurisdictions. As of December 31, 2015, the Company has ongoing tax audits in a limited number of state and foreign jurisdictions; however, no material adjustments have been proposed or made in any of these examinations to date which would result in any incremental income tax expense in future periods to the company. In addition, the Internal Revenue Service audit of the Company’s United States Federal tax filing for tax year 2011 was finalized in July of 2014 and resulted in a no change audit.
Note 5 Employee Stock-based Compensation Plans
The Company recorded stock-based compensation expense for the years ended December 31 as follows:

In millions	2015	2014	2013
Stock options	$12	$13	$14
Restricted shares	41	33	32
Employee share repurchase program	3	4	3
Total stock-based compensation before income taxes	56	50	49
Tax benefit	(17)	(16)	(16)
Total stock-based compensation, net of tax	$39	$34	$33
The Teradata Corporation 2007 Stock Incentive Plan (the “2007 SIP”), as amended, and the Teradata 2012 Stock Incentive Plan (the “2012 SIP”) provide for the grant of several different forms of stock-based compensation. The 2012 SIP was adopted and approved by stockholders in April 2012 and no further awards may be made under the 2007 SIP after that time. A total of approximately 16.4 million shares were authorized to be issued under the 2012 SIP. New shares of the Company’s common stock are issued as a result of the vesting of restricted share units and stock option exercises, and at the time of grant for restricted shares, for awards under both plans.
As of December 31, 2015, the Company’s primary types of stock-based compensation were stock options, restricted shares, restricted share units and the employee stock purchase program (the “ESPP”).
Stock Options
The Compensation and Human Resource Committee of Teradata’s Board of Directors has discretion to determine the material terms and conditions of option awards under both the 2007 SIP and the 2012 SIP (collectively, the “Teradata SIP”), provided that (i) the exercise price must be no less than the fair market value of Teradata common stock (as defined in both plans) on the date of grant, and (ii) the term must be no longer than ten years. Option grants generally have a four-year vesting period.
The weighted-average fair value of options granted for Teradata equity awards was $11.37 in 2015, $17.67 in 2014 and $18.02 in 2013. The fair value of each option award on the grant date was estimated using the Black-Scholes option-pricing model with the following assumptions:

	2015	2014	2013
Dividend yield	—%	—%	—%
Risk-free interest rate	1.76%	1.73%	1.77%
Expected volatility	34.4%	37.8%	37.6%
Expected term (years)	6.3	6.3	6.3

The following table summarizes the Company’s stock option activity for the year ended December 31, 2015:

Shares in thousands	Shares Under Option	Weighted- Average Exercise Price per Share	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in millions)
Outstanding at January 1, 2015	7,237	$35.50	6.1	$78
Granted	1,185	$30.63
Exercised	(428)	$20.66
Canceled	(134)	$46.18
Forfeited	(286)	$48.12
Outstanding at December 31, 2015	7,574	$34.91	5.7	$20
Fully vested and expected to vest at December 31, 2015	7,476	$34.89	5.6	$20
Exercisable at December 31, 2015	5,299	$33.43	4.2	$20
The following table summarizes the total intrinsic value of options exercised and the cash received by the Company from option exercises under all share-based payment arrangements at December 31:

In millions	2015	2014	2013
Intrinsic value of options exercised	$8	$14	$19
Cash received from option exercises	$9	$11	$9
Tax benefit realized from option exercises	$3	$5	$6
As of December 31, 2015, there was $30 million of total unrecognized compensation cost related to unvested stock option grants. That cost is expected to be recognized over a weighted-average period of 3.0 years.
Restricted Shares and Restricted Share Units
The Teradata SIP provides for the issuance of restricted shares, as well as restricted share units. These grants consist of both service-based and performance-based awards. Service-based awards typically vest over a three year period beginning on the effective date of grant. These grants are not subject to future performance measures. The cost of these awards, determined to be the fair market value at the date of grant, is expensed ratably over the vesting period. For substantially all restricted share grants, at the date of grant, the recipient has all rights of a stockholder, subject to certain restrictions on transferability and a risk of forfeiture. A recipient of restricted share units does not have the rights of a stockholder and is subject to restrictions on transferability and risk of forfeiture. For both restricted share grants and restricted share units, any potential dividend rights would be subject to the same vesting requirements as the underlying equity award. As a result, such rights are considered a contingent transfer of value and consequently these equity awards are not considered participating securities. Performance-based grants are subject to future performance measurements over a one-to four-year period. All performance-based shares that are earned in respect of an award will become vested at the end of the performance and/or service period provided the employee is continuously employed by the Company and applicable performance measures and other vesting conditions are met. The fair value of each performance-based award is determined on the grant date, based on the Company’s stock price, and assumes that performance targets will be achieved. Over the performance period, the number of shares of stock that will be issued is adjusted upward or downward based upon management’s assessment of the probability of achievement of performance targets. The ultimate number of shares issued and the related compensation cost recognized as expense will be based on a comparison of the final achievement of performance metrics to the specified targets.

The following table reports restricted shares and restricted share unit activity during the year ended December 31, 2015:

Shares in thousands	Number of Shares	Weighted- Average Grant Date Fair Value per Share
Unvested shares at January 1, 2015	3,252	$47.24
Granted	2,118	$32.82
Vested	(832)	$54.60
Forfeited/canceled	(392)	$45.34
Unvested shares at December 31, 2015	4,146	$38.58
The following table summarizes the weighted-average fair value of restricted share units granted for Teradata equity awards and the total fair value of shares vested at December 31:

	2015	2014	2013
Weighted-average fair value of restricted share units granted	$32.82	$44.39	$48.24
Total fair value of shares vested (in millions)	$45	$27	$30
As of December 31, 2015, there was $96 million of unrecognized compensation cost related to unvested restricted share grants. The unrecognized compensation cost is expected to be recognized over a remaining weighted-average period of 2.4 years.
The following table represents the composition of Teradata restricted share unit grants in 2015:

Shares in thousands	Number of Shares	Weighted- Average Grant Date Fair Value
Service-based shares	2,055	$32.68
Performance-based shares	63	$37.36
Total stock grants	2,118	$32.82
In 2012, approximately 0.3 million shares of the performance awards issued included challenging or “stretch” financial goals through 2016 based on a GAAP revenue and/or non-GAAP earnings per share targets in 2016. Each recipient’s opportunity to earn the award is based on performance over a four-year period ending in 2016. There was no compensation expense related to these awards recorded in 2015 based on management’s determination that at December 31, 2015 it was not probable that performance targets for these awards would be achieved.
In February of 2016, restricted share units granted as part of our 2015-16 long-term incentive program for certain corporate officers and key executives will be earned based on Teradata's total shareholder return ("TSR") over a three-year performance period relative to the other companies in the S&P 1500 Technology Index. The number of shares actually issued, as a percentage of the amount subject to the performance share award, could range from 0% to 200%. The grant date fair value of the non-vested performance-based awards was determined through the use of a Monte Carlo simulation model, which utilized multiple input variables that determined the probability of satisfying the market condition requirements applicable to each award.The compensation expense for the award will be recognized as long as the requisite service is rendered, regardless of whether the market conditions are achieved.
Modifications In connection with the plan to exit most of the marketing applications business, the Company modified its awards for certain impacted employees to accelerate the vesting of any unvested awards at the date of sale. This modification resulted in a Type III modification (improbable to probable). In addition, a modification to extend the exercise period of all vested options from 59 days to one year resulted in a Type I modification (probable to probable). Related to the awards that were modified, the Company recognized a net reduction in compensation expense of $1 million in the fourth quarter of 2015.

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
Employees may authorize payroll deductions of up to 10% of eligible compensation for common stock purchases. A total of 4 million shares were authorized to be issued under the ESPP, with approximately 1.4 million shares remaining under that authorization at December 31, 2015. The shares of Teradata common stock purchased by a participant on an exercise date (the last day of each month), for all purposes, are deemed to have been issued and sold at the close of business on such exercise date. Prior to that time, none of the rights or privileges of a stockholder exists with respect to such shares. Employee purchases and aggregate cost were as follows at December 31:

In millions	2015	2014	2013
Employee share purchases	0.5	0.4	0.4
Aggregate cost	$17	$18	$20
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
During the fourth quarter of 2015, the Company amended it U.S. separation plan to eliminate the accumulation of postemployment benefits based on service, resulting in an immaterial curtailment benefit. As a result of this change, postemployment benefits for the U.S. will no longer be accounted for using actuarial models.
Pension and postemployment benefit costs for the years ended December 31 were as follows:

	2015		2014		2013
In millions	Pension	Postemployment	Pension	Postemployment	Pension	Postemployment
Service cost	$8	$6	$9	$4	$8	$3
Interest cost	3	1	4	1	4	1
Expected return on plan assets	(2)	—	(2)	—	(2)	—
Settlement charge	1	—	1	—	1	—
Amortization of actuarial loss (gain)	2	—	2	(1)	2	(1)
Amortization of prior service credit	—	—	(1)	—	—	—
Total costs	$12	$7	$13	$4	$13	$3

The underfunded amount of pension and postemployment obligations is recorded as a liability in the Company’s consolidated balance sheet. The following tables present the changes in benefit obligations, plan assets, funded status and the reconciliation of the funded status to amounts recognized in the consolidated balance sheets and in accumulated other comprehensive income at December 31:

	Pension		Postemployment
In millions	2015	2014	2015	2014
Change in benefit obligation
Benefit obligation at January 1	$130	$129	$39	$27
Service cost	8	9	6	4
Interest cost	3	4	1	1
Plan participant contributions	1	1	—	—
Actuarial (gain) loss	(9)	18	20	19
Benefits paid	(9)	(19)	(15)	(11)
Currency translation adjustments	(9)	(15)	(2)	(1)
New plans	—	3	—	—
Benefit obligation at December 31	115	130	49	39
Change in plan assets
Fair value of plan assets at January 1	$67	$76	$—	$—
Actual return on plan assets	1	7	—	—
Company contributions	5	8	—	—
Benefits paid	(9)	(19)	—	—
Currency translation adjustments	(2)	(7)	—	—
Plan participant contribution	1	1	—	—
New plans	—	1	—	—
Fair value of plan assets at December 31	63	67	—	—
Funded status (underfunded)	$(52)	$(63)	$(49)	$(39)
Amounts Recognized in the Balance Sheet
Non-current assets	$5	$4	$—	$—
Current liabilities	(1)	(1)	(16)	(5)
Non-current liabilities	(56)	(66)	(33)	(34)
Net amounts recognized	$(52)	$(63)	$(49)	$(39)
Amounts Recognized in Accumulated Other Comprehensive Income
Unrecognized Net actuarial loss	$19	$33	$23	$6
Unrecognized Prior service (credit) cost	(1)	—	2	1
Total	$18	$33	$25	$7

The following table presents the accumulated pension benefit obligation at December 31:

In millions	2015	2014
Accumulated pension benefit obligation	$106	$118
The following table presents pension plans with accumulated benefit obligations in excess of plan assets at December 31:

In millions	2015	2014
Projected benefit obligation	$58	$69
Accumulated benefit obligation	$50	$61
Fair value of plan assets	$—	$3

The following table presents the pre-tax net changes in projected benefit obligations recognized in other comprehensive income during 2015 and 2014:

	Pension		Postemployment
In millions	2015	2014	2015	2014
Actuarial (gain) loss arising during the year	$(9)	$14	$18	$18
Amortization of (loss) gain included in net periodic benefit cost	(2)	(2)	—	1
Prior service cost arising during the year	—	1	—	—
Recognition of loss due to settlement	(1)	(1)	—	—
Foreign currency exchange	—	(3)	—	—
Total recognized in other comprehensive (loss) income	$(12)	$9	$18	$19

The following table presents the amounts in accumulated other comprehensive income expected to be recognized as components of net periodic benefit cost during 2016:

In millions	Pension	Postemployment
Net loss to be recognized in other comprehensive income	$3	$—
The weighted-average rates and assumptions used to determine benefit obligations at December 31, and net periodic benefit cost for the years ended December 31, were as follows:

	Pension Benefit Obligations		Pension Benefit Cost
	2015	2014	2015	2014	2013
Discount rate	2.4%	2.3%	2.3%	3.0%	3.0%
Rate of compensation increase	3.2%	3.3%	3.3%	3.2%	3.3%
Expected return on plan assets	N/A	N/A	3.3%	3.4%	3.4%
	Postemployment Benefit Obligations		Postemployment Benefit Cost
	2015	2014	2015	2014	2013
Discount rate	3.6%	3.5%	3.5%	3.8%	3.4%
Rate of compensation increase	3.0%	3.0%	3.0%	3.7%	3.8%
Involuntary turnover rate	1.8%	1.3%	1.3%	1.0%	1.0%
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
The discount rate used to determine year-end 2015 U.S. benefit obligations was derived by matching the plans’ expected future cash flows to the corresponding yields from the Citigroup Pension Liability Index. This yield curve has been constructed to represent the available yields on high-quality fixed-income investments across a broad range of future maturities. International discount rates were determined by examining interest rate levels and trends within each country, particularly yields on high-quality long-term corporate bonds, relative to our future expected cash flows.
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

Plan Assets. The weighted-average asset allocations at December 31, by asset category are as follows:

	Actual Asset Allocation As of December 31		Target Asset Allocation
	2015	2014
Equity securities	31%	32%	31%
Debt securities	43%	41%	47%
Insurance (annuity) contracts	16%	17%	16%
Real estate	6%	5%	3%
Other	4%	5%	3%
Total	100%	100%	100%
Fair Value. Fair value measurements are established utilizing a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. These tiers are more fully described in Note 9.
The following is a description of the valuation methodologies used for pension assets as of December 31, 2015.
Common/collective trust funds (which include money market funds, equity funds, bond funds, real-estate indirect investments, etc.): Valued at the net asset value (“NAV”) of shares held by the Plan at year end, as reported to the Plan by the trustee, which represents the fair value of shares held by the Plan. Because the NAV of the shares held in the common/collective trust funds are derived by the value of the underlying investments, the Company has classified these underlying investments as Level 2 fair value measurements.
Insurance contracts: Valued by discounting the related future benefit payments using a current year-end market discount rate, which represents the fair value of the insurance contract. The Company has classified these contracts as Level 3 assets for fair value measurement purposes.
The following table sets forth by level, within the fair value hierarchy, the pension plan assets at fair value as of December 31, 2015:

		Fair Value Measurements at Reporting Date Using
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
In millions	December 31, 2015	(Level 1)	(Level 2)	(Level 3)
Money market funds	$3	$—	$3	$—
Equity funds	19	—	19	—
Bond/fixed-income funds	27	—	27	—
Real-estate indirect investments	4	—	4	—
Insurance contracts	10	—	—	10
Total Assets at fair value	$63	$—	$53	$10

The table below sets forth a summary of changes in the fair value of the pension plan level 3 assets for the year ended December 31, 2015:

In millions	Insurance Contracts
Balance as of January 1, 2015	$11
Purchases, sales and settlements, net	(1)
Balance as of December 31, 2015	$10
The following table sets forth by level, within the fair value hierarchy, the pension plan assets at fair value as of December 31, 2014:

		Fair Value Measurements at Reporting Date Using
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
In millions	December 31, 2014	(Level 1)	(Level 2)	(Level 3)
Money market funds	$2	$—	$2	$—
Equity funds	21	—	21	—
Bond/fixed-income funds	28	—	28	—
Real-estate indirect investments	4	—	4	—
Commodities/Other	1	—	1	—
Insurance contracts	11	—	—	11
Total Assets at fair value	$67	$—	$56	$11
The table below sets forth a summary of changes in the fair value of the pension plan level 3 assets for the year ended December 31, 2014:

In millions	Insurance Contracts
Balance as of January 1, 2014	$10
Purchases, sales and settlements, net	1
Balance as of December 31, 2014	$11
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
Cash Flows Related to Employee Benefit Plans
Cash Contributions. The Company expects to contribute approximately $5 million to the international pension plans, in 2016.

Estimated Future Benefit Payments. The Company expects to make the following benefit payments reflecting past and future service from its pension and postemployment plans:

	Pension Benefits	Postemployment Benefits
In millions
Year
2016	$4	$16
2017	$5	$5
2018	$5	$5
2019	$4	$5
2020	$4	$5
2021-2025	$27	$23
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

In millions	2015	2014	2013
U.S. savings plan	$22	$23	$23
International subsidiary savings plans	$18	$18	$17
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

The following table identifies the contract notional amount of the Company’s foreign exchange forward contracts at December 31:

In millions	2015	2014
Contract notional amount of foreign exchange forward contracts	$138	$116
Net contract notional amount of foreign exchange forward contracts	$25	$17
The fair value derivative assets and liabilities recorded in other current assets and accrued liabilities at December 31, 2015 and 2014, were not material.
Gains and losses from the Company’s fair value hedges (foreign currency forward contracts and related hedged items) were immaterial for the years ended December 31, 2015, 2014 and 2013. Gains and losses from foreign exchange forward contracts are fully recognized each period and reported along with the offsetting gain or loss of the related hedged item, either in cost of products or in other income, depending on the nature of the related hedged item.
Note 8 Commitments and Contingencies
In the normal course of business, the Company is subject to proceedings, lawsuits, governmental investigations, claims and other matters, including those that relate to the environment, health and safety, employee benefits, export compliance, intellectual property, tax matters, and other regulatory compliance and general matters.
Guarantees and Product Warranties.
Guarantees associated with the Company’s business activities are reviewed for appropriateness and impact to the Company’s financial statements. Periodically, the Company’s customers enter into various leasing arrangements coordinated with a leasing company. In some instances, the Company guarantees the leasing company a minimum value at the end of the lease term on the leased equipment. As of December 31, 2015, the maximum future payment obligation of this guaranteed value and the associated liability balance was $3 million.
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
The following table identifies the activity relating to the warranty reserve liability for the years ended December 31:

In millions	2015	2014	2013
Beginning balance at January 1	$7	$8	$8
Accruals for warranties issued	9	16	15
Settlements (in cash or kind)	(10)	(17)	(15)
Balance at end of period	$6	$7	$8
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
Leases. Teradata conducts certain of its sales and administrative operations using leased facilities, the initial lease terms of which vary in length. Many of the leases contain renewal options and escalation clauses that are not material to the overall lease portfolio. Future minimum operating lease payments and committed subleases under non-cancelable leases as of December 31, 2015, for the following fiscal years were:

	Total
In millions	Amounts	2016	2017	2018	2019	2020
Operating lease obligations	$70	$24	$19	$15	$7	$5
Sublease rentals	(5)	(3)	(2)	—	—	—
Total committed operating leases less sublease rentals	$65	$21	$17	$15	$7	$5
The following table represents the Company’s actual rental expense and sublease rental income for the years ended December 31:

In millions	2015	2014	2013
Rental expense	$26	$26	$26
Sublease rental income	$3	$3	$3
The Company had no contingent rentals for these periods.
Concentrations of Risk. The Company is potentially subject to concentrations of credit risk on accounts receivable and financial instruments such as hedging instruments, and cash and cash equivalents. Credit risk includes the risk of nonperformance by counterparties. The maximum potential loss may exceed the amount recognized on the balance sheet. Exposure to credit risk is managed through credit approvals, credit limits, selecting major international financial institutions (as counterparties to hedging transactions) and monitoring procedures. Teradata’s business often involves large transactions with customers, and if one or more of those customers were to default in its obligations under applicable contractual arrangements, the Company could be exposed to potentially significant losses. However, management believes that the reserves for potential losses were adequate at December 31, 2015 and 2014.
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
When deemed appropriate, the Company minimizes its exposure to changes in foreign currency exchange rates through the use of derivative financial instruments, specifically, forward foreign exchange contracts. The fair value of these contracts are measured at the end of each interim reporting period using observable inputs other than quoted prices, specifically market spot and forward exchange rates. As such, these derivative instruments are classified within Level 2 of the valuation hierarchy. Fair value gains for open contracts are recognized as assets and fair value losses are recognized as liabilities. The fair value derivative assets and liabilities recorded in other current assets and accrued liabilities at December 31, 2015 and 2014, were not material. Any realized gains or losses would be mitigated by corresponding gains or losses on the underlying exposures. Further information on the Company’s use of forward foreign exchange contracts is included in Note 7.
The Company’s assets measured at fair value on a recurring basis and subject to fair value disclosure requirements at December 31, were as follows:

		Fair Value Measurements at Reporting Date Using
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
In millions	December 31, 2015	(Level 1)	(Level 2)	(Level 3)
Assets
Money market funds	$351	$351	$—	$—

		Fair Value Measurements at Reporting Date Using
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
In millions	December 31, 2014	(Level 1)	(Level 2)	(Level 3)
Assets
Money market funds	$393	$393	$—	$—
Available-for-sale securities	78	78	—	—
Total assets at fair value	$471	$471	$—	$—
Note 10 Debt
On March 25, 2015, Teradata replaced its existing five-year, $300 million revolving credit facility with a new $400 million revolving credit facility (the “Credit Facility”). The Credit Facility ends on March 25, 2020 at which point any remaining outstanding borrowings would be due for repayment unless extended by agreement of the parties for up to two additional one-year periods. The interest rate charged on borrowings pursuant to the Credit Facility can vary depending on the interest rate option the Company chooses to utilize and the Company’s leverage ratio at the time of the borrowing. During 2015, Teradata chose a floating rate based on the London Interbank Offered Rate (“LIBOR”). The Credit Facility is unsecured and contains certain representations and warranties, conditions, affirmative, negative and financial covenants, and events of default customary for such facilities.
As of December 31, 2015, the Company had $180 million outstanding under the Credit Facility and carried an interest rate of 1.623%, leaving $220 million in additional borrowing capacity available. The new revolving credit-facility was accounted for as a modification. Unamortized deferred costs on the original credit facility and new lender fees of approximately $1 million are being amortized over the five-year term of the credit facility. The Company was in compliance with all covenants as of December 31, 2015.
Also on March 25, 2015, Teradata closed on a new senior unsecured $600 million five-year term loan, the proceeds of which were used to pay off the remaining $247 million of principal on its existing term loan, pay off the $220 million outstanding balance on the prior credit facility, and to fund share repurchases. The $600 million term loan is payable in quarterly installments, which will commence on March 31, 2016, with all remaining principal due in March 2020. The outstanding principal amount under the term loan agreement bears interest at a floating rate based upon a negotiated base rate or a Eurodollar rate plus a margin based on the leverage ratio of the Company. As of December 31, 2015, the term loan principal outstanding was $600 million and carried an interest rate of 1.8125%. The payment of the existing term loan with proceeds for the new term loan was accounted for as a modification. Unamortized deferred issuance costs on the original term loan and new lender fees of approximately $2 million are being amortized over the five-year term of the loan. The Company was in compliance with all covenants as of December 31, 2015.
Annual contractual maturities of principal on term loan outstanding at December 31, 2015, are as follows:

In millions
2016	$30
2017	30
2018	60
2019	67
2020	413
Total	$600
The following table presents interest expense on borrowings for the years ended December 31:

In millions	2015	2014	2013
Interest expense	$9	$3	$4
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
Note 11 Segment, Other Supplemental Information and Concentrations
Effective January 1, 2015, Teradata implemented an organizational change in which Teradata now manages its business in two divisions, which are also the Company’s operating segments: (1) data and analytics, and (2) marketing applications. This change was intended to enable each division to be more sharply focused in rapidly addressing the dynamics of each market, and in bringing the best solutions to our customers. For purposes of discussing results by segment, management excludes the impact of certain items, consistent with the manner by which management evaluates the performance of each segment. This format is useful to investors because it allows analysis and comparability of operating trends. It also includes the same information that is used by Teradata management to make decisions regarding the segments and to assess financial performance. The chief operating decision maker evaluates the performance of the segments based on revenue and multiple profit measures, including segment gross margin. For management reporting purposes assets are not allocated to the segments. Prior period segment information has been reclassified to conform to the current period presentation.

The following table presents segment revenue and segment gross margin for the Company for the years ended December 31:

In millions	2015	2014	2013
Segment revenue
Data and Analytics	$2,337	$2,523	$2,478
Marketing Applications	193	209	214
Total revenue	2,530	2,732	2,692
Segment gross margin
Data and Analytics	1,237	1,422	1,399
Marketing Application	79	94	109
Total segment gross margin	1,316	1,516	1,508
Stock-based compensation expense	13	11	7
Amortization of acquisition-related intangible assets	19	21	24
Acquisition, integration and reorganization-related costs	8	5	4
Total gross margin	1,276	1,479	1,473
Selling, general and administrative expenses	765	770	757
Research and development expenses	228	206	184
Impairment of goodwill and acquired intangibles	478	—	—
Total (loss) income from operations	$(195)	$503	$532

The following table presents revenue by product and services revenue for the Company for the years ended December 31:

In millions	2015	2014	2013
Products (software and hardware)(1)	$1,057	$1,227	$1,230
Consulting services	780	817	818
Maintenance services	693	688	644
Total services	1,473	1,505	1,462
Total revenue	$2,530	$2,732	$2,692

(1)
Our analytic database software and hardware products are often sold and delivered together in the form of a “node” of capacity as an integrated technology solution. Accordingly, it is impracticable to provide the breakdown of revenue from various types of software and hardware products.

The following table presents revenues by geographic area at December 31:

In millions	2015	2014	2013
United States	$1,428	$1,458	$1,511
Americas (excluding United States)	125	161	122
International	977	1,113	1,059
Total revenue	$2,530	$2,732	$2,692
The following table presents property and equipment by geographic area at December 31:

In millions	2015(1)	2014
United States	$129	$130
Americas (excluding United States)	3	4
International	23	25
Property and equipment, net	$155	$159
(1) 2015 amounts include property and equipment held for sale for $12 million.

Concentrations. No single customer accounts for more than 10% of the Company's revenue. As of December 31, 2015, the Company is not aware of any significant concentration of business transacted with a particular customer that could, if suddenly eliminated, have a material adverse effect on the Company’s operations. The Company's hardware components are assembled exclusively by Flextronics. In addition, the Company utilizes preferred supplier relationships to better ensure more consistent quality, cost and delivery. There can be no assurances that a disruption in production at Flextronics or at a supplier would not have a material adverse effect on the Company's operations.
Changes in segment reporting. Beginning January 2016, the Company will change its operating segments and report future results under three separate segments: (a) Americas Data and Analytics (b) International Data and Analytics, and (c) Marketing Applications until such time as the portion of the marketing applications business to be divested is sold. The remainder of the marketing applications business that will be retained will be reported under the data and analytics operating segments.
Note 12 Business Combinations and Other Investment Activities
During 2015, the Company completed two immaterial business acquisitions for $17 million, which complement and strengthen the Company's global portfolio. One of the acquisitions pertains to the marketing applications business, which the Company plans to exit and therefore has been classified in the assets held for sale (see Note 15). In addition, the Company sold two equity investments for $85 million and recognized a gain of $57 million.
During 2014, the Company completed six immaterial business acquisitions and other equity investments for $69 million. These acquisitions complement and strengthen the Company's global portfolio. Two of these acquisitions pertained to the marketing applications business, which the Company plans to exit and therefore have been classified in the assets held for sale (see Note 15). In addition, the Company recognized a loss of $9 million in an equity investment arising from an impairment of carrying value.
During 2013, the Company completed two immaterial business acquisitions and two other equity investments for $36 million. In addition, the Company recognized a loss of $25 million on an equity investment arising from an impairment of carrying value, partially offset by a $3 million gain on sale.The gains and losses for these transactions were recorded in other income (expense) in the Consolidated Statements of Income.
Note 13 Accumulated Other Comprehensive (Loss) Income
The following table provides information on changes in accumulated other comprehensive income (“AOCI”), net of tax, for the three years ended December 31:

In millions	Available-for-sale securities	Defined benefit plans	Foreign currency translation adjustments	Total AOCI
Balance as of December 31, 2012	$—	$(5)	$34	$29
Other comprehensive income before reclassifications	—	—	2	2
Amounts reclassified from AOCI	—	2	—	2
Net other comprehensive income	—	2	2	4
Balance as of December 31, 2013	$—	$(3)	$36	$33
Other comprehensive income (loss) before reclassifications	31	(22)	(47)	(38)
Amounts reclassified from AOCI	—	1	—	1
Net other comprehensive income (loss)	31	(21)	(47)	(37)
Balance as of December 31, 2014	$31	$(24)	$(11)	$(4)
Other comprehensive loss before reclassifications	(5)	(8)	(36)	(49)
Amounts reclassified from AOCI	(26)	3	—	(23)
Net other comprehensive loss	(31)	(5)	(36)	(72)
Balance as of December 31, 2015	$—	$(29)	$(47)	$(76)

The following table presents the impact and respective location of AOCI reclassifications in the Consolidated Statements of Income:

In millions		For the year ended December 31
AOCI Component	Location	2015	2014	2013
Defined benefit plans	Cost of services	$(2)	$(1)	$(2)
Defined benefit plans	Selling, general and administrative expenses	(1)	—	(1)
Defined benefit plans	Research and development expenses	—	—	1
Available for sale securities	Other income	42	—	—
Tax portion	Income tax expense	(16)	—	—
Total reclassifications	Net income (loss)	$23	$(1)	$(2)
Further information on the Company’s defined benefit plans is included in Note 6.

Note 14 Reorganization and Business Transformation
In the fourth quarter of 2015 the Company announced a plan to realign Teradata’s business by reducing its cost structure and focusing on the Company’s core data and analytics business. This business transformation includes exiting the marketing applications business (see Note 15), rationalizing costs, and modifying the Company’s go-to-market approach. The Company incurred the following costs in 2015 related to these actions:

•	$4 million for employee severance and other employee-related costs,

•	$140 million charge for asset write-downs, and

•	$8 million for professional services, legal and other associated costs.
From the amounts incurred above, $140 million was for non-cash write-downs of goodwill, acquired intangibles and other assets (see Note 3). In addition to the costs and charges incurred above, the Company made cash payments of $14 million for employee severance that did not have a material impact on its Statement of Operations due to Teradata accounting for its postemployment benefits under Accounting Standards Codification 712, Compensation - Nonretirement Postemployment Benefits (“ASC 712”), which uses actuarial estimates and defers the immediate recognition of gains or losses. Because the Company accounts for postemployment benefits under ASC 712, it did not record any liability associated with ASC 420, Exit or Disposal Cost Obligations.
Note 15 Assets and Liabilities Held for Sale
In the fourth quarter of 2015, the Company committed to a plan to exit the majority of the marketing applications business. The Company determined that it was in the long-term best interests of the Company and its shareholders to realign Teradata’s business by focusing on the Company’s core data and analytics business. The assets and liabilities for this business, which are included within our marketing applications segment, were classified as held for sale in the fourth quarter of 2015 and, therefore, the corresponding depreciation and amortization expense was ceased at that time. The anticipated divestiture is not presented as discontinued operations in our consolidated financial statements, because it does not have a major effect on the Company's operations and financial results.
For the year ended December 31, 2015, we generated revenue from these assets of $152 million. Additionally, for the year ended December 31, 2015 we recognized operating loss from these assets of $561 million (includes loss from impairment of goodwill and acquired intangibles of $478 million).
When an asset is classified as held for sale, the asset’s carrying amount is evaluated and adjusted to the lower of its carrying amount or fair value less costs to sell. As discussed in Note 3, the Company recorded a goodwill impairment of $97 million in the fourth quarter of 2015. In addition, acquired intangible assets were reduced by $41 million to adjust the carrying amount of the disposal group's net assets and liabilities down to its fair value less cost to sell.
A summary of the carrying amounts of assets and liabilities held for sale on our consolidated balance sheets as of December 31, 2015 related to the anticipated divestiture discussed above is detailed below:

As of
In millions	December 31, 2015
Current Assets
Accounts receivable, net	$41
Other current assets	3
Total current assets	44
Property and equipment, net	12
Goodwill	113
Acquired intangibles, net	44
Other Assets	1
Total assets held for sale	$214

Current Liabilities
Accounts payable	10
Payroll and benefits liabilities	12
Deferred Revenue	30
Other current liabilities	5
Total current liabilities	57
Other liabilities	1
Total liabilities held for sale	$58

The final sale of the business described above will be subject to the ability to negotiate acceptable terms and conditions and approval of the Company's Board of Directors, as applicable.
Note 16 Quarterly Information (unaudited)

In millions, except per share amounts	First	Second(1)	Third	Fourth(2)
2015
Total revenues	$582	$623	$606	$719
Gross margin	$277	$327	$307	$365
Operating income (loss)	$30	$(262)	$77	$(40)
Net income (loss)	$22	$(265)	$78	$(49)
Net income (loss) per share:
Basic	$0.15	$(1.87)	$0.56	$(0.37)
Diluted	$0.15	$(1.87)	$0.55	$(0.37)
2014
Total revenues	$628	$676	$667	$761
Gross margin	$333	$371	$350	$425
Operating income	$89	$133	$123	$158
Net income	$59	$96	$94	$118
Net income per share:
Basic	$0.37	$0.61	$0.61	$0.78
Diluted	$0.37	$0.60	$0.60	$0.77
(1) Loss from operations for the three months ended June 30, 2015 includes a goodwill impairment charge of $340 million for the marketing applications segment.
(2) Loss from operations for the three months ended December 31, 2015 includes goodwill and acquired intangibles impairment charges of $138 million for the marketing applications business.

Note 17 Subsequent Events
From January 1, 2016 through February 26, 2016, the Company purchased approximately 2 million shares for approximately $47 million. As of February 26, 2016 the Company had approximately $528 million of share repurchase authorization remaining.

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
Based on their evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective to provide reasonable assurance as of December 31, 2015.
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
Management assessed the effectiveness of Teradata’s internal control over financial reporting as of the end of the period covered by this report. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control – Integrated Framework (2013). Based on our assessment and those criteria, management concluded that Teradata’s internal control over financial reporting was effective as of December 31, 2015.
Teradata’s independent registered public accounting firm has issued their report on the effectiveness of Teradata’s internal control over financial reporting as of December 31, 2015, which appears in this Annual Report.

Changes in Internal Control over Financial Reporting
There have been no changes in our internal control over financial reporting that occurred during the last fiscal quarter ended December 31, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	OTHER INFORMATION
None.
PART III

Item 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Information required to be included in Part III Item 10 is set forth under the captions “Election of Directors” and “Additional Information Concerning the Board of Directors” in Teradata’s Notice of Annual Meeting of Stockholders and Proxy Statement to be filed with the SEC within 120 days after the end of our fiscal 2015 year (the “2016 Proxy Statement”) and is incorporated herein by reference. The information under the heading “Executive Officers of the Registrant” in Part I Item 1 of this Annual Report on Form 10-K is also incorporated by reference in this section.

Item 11.	EXECUTIVE COMPENSATION
Information required to be included in Part III Item 11 is set forth under the captions “Director Compensation,” “Compensation Discussion and Analysis,” “Compensation Tables,” “Potential Payments Upon Termination or Change in Control,” “Compensation and Human Resource Committee” and “Board Compensation and Human Resource Committee Report on Executive Compensation” in Teradata’s 2016 Proxy Statement and incorporated herein by reference.

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Information required to be included in Part III Item 12 is set forth under the captions “Stock Ownership” in Teradata’s 2016 Proxy Statement and incorporated herein by reference.

Item 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
Information required to be included in Part III Item 13 is set forth under the captions “Related Person Transactions” and “Board Independence and Related Transactions” in Teradata’s 2016 Proxy Statement and incorporated herein by reference.

Item 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES
Information required to be included in Part III Item 14 is set forth under the caption “Fees Paid to Independent Registered Public Accounting Firm” in Teradata’s 2016 Proxy Statement and incorporated herein by reference.

PART IV

Item 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)	Index
1. Financial Statements: The consolidated financial statements of the Company and the Report of Independent Registered Public Accounting Firm as set forth in Part II, Item 8 of this Annual Report:
2. Financial Statement Schedule: Financial Statement Schedule II – Valuation and Qualifying Accounts is included in this Annual Report on page 90. All other schedules are not required under the related instructions or are not applicable.
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

10.7.5*	Form of 2007 Director Option Grant Statement (incorporated by reference to Exhibit 10.11.6 to the Annual Report on Form 10-K dated March 3, 2008 (SEC file number 001-33458)).

10.7.6*
Form of 2008 Director Option Grant Statement under the Teradata Corporation 2007 Stock Incentive Plan (incorporated by reference to Exhibit 10.5 to the Quarterly Report on Form 10-Q dated May 15, 2008 (SEC file number 001-33458)).

10.7.7*
Teradata Corporation Director Compensation Program, Amended and Restated, effective on April 26, 2011 (incorporated by reference to Exhibit 10.5 to the Quarterly Report on Form 10-Q dated August 8, 2011 (SEC file number 001-33458)).

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

10.9.11*
Form of Stock Option Agreement Under the Teradata 2012 Stock Incentive Plan, approved on December 1, 2014 (incorporated by reference to Exhibit 10.9.11 to the Annual Report on Form 10-K dated February 27, 2015).

10.9.12*
Form of Stock Option Agreement For Non-U.S. Employees Under the Teradata 2012 Stock Incentive Plan, approved on December 1, 2014 (incorporated by reference to Exhibit 10.9.12 to the Annual Report on Form 10-K dated February 27, 2015).

10.9.13*
Form of Restricted Share Unit Agreements Under the Teradata 2012 Stock Incentive Plan, approved on December 1, 2014 (incorporated by reference to Exhibit 10.9.13 to the Annual Report on Form 10-K dated February 27, 2015).

10.9.14*
Form of Restricted Share Unit Agreements For Non-U.S. Employees Under the Teradata 2012 Stock Incentive Plan, approved on December 1, 2014 (incorporated by reference to Exhibit 10.9.14 to the Annual Report on Form 10-K dated February 27, 2015).

10.9.15*
Form of Performance-Based Restricted Share Unit Agreement Under the Teradata 2012 Stock Incentive Plan, approved on December 1, 2014 (incorporated by reference to Exhibit 10.9.15 to the Annual Report on Form 10-K dated February 27, 2015).

10.9.16*	Form of Stock Option Agreement Under the Teradata 2012 Stock Incentive Plan, approved on December 1, 2015.

10.9.17*	Form of Stock Option Agreement For Non-U.S. Employees Under the Teradata 2012 Stock Incentive Plan, approved on December 1, 2015.

10.9.18*	Form of Restricted Share Unit Agreements Under the Teradata 2012 Stock Incentive Plan, approved on December 1, 2015.

10.9.19*	Form of Restricted Share Unit Agreements For Non-U.S. Employees Under the Teradata 2012 Stock Incentive Plan, approved on December 1, 2015.

10.9.20*	Form of Performance-Based Restricted Share Unit Agreement Under the Teradata 2012 Stock Incentive Plan, approved on December 1, 2014.

10.9.21*	Form of Relative TSR Performance-Based Restricted Share Unit Agreement Under the Teradata 2012 Stock Incentive Plan, approved on February 7, 2016.

10.9.22*	Form of Restricted Share Unit Agreement (Marketing Applications Division) Under the Teradata 2012 Stock Incentive Plan, approved on December 1, 2014.

10.9.23*	Form of Restricted Share Unit Agreement for Non-U.S. Employees (Marketing Applications Division) Under the Teradata 2012 Stock Incentive Plan, approved on December 1, 2014.

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

10.16.1*
Amendment Agreement to the Employment Contract with Hermann Wimmer, effective as of February 27, 2015 (incorporated by reference to Exhibit 10.16.1 to the Annual Report on Form 10-K dated February 27, 2015).

10.16.2*
Amendment Letter Agreement to the Employment Contract with Hermann Wimmer, effective as of May 6, 2015 (incorporated by reference to Exhibit 10.3 to the Quarterly Report on Form 10-Q dated May 8, 2015).

10.17*	Offer Letter from Teradata Corporation to Saundra Davis dated September 20, 2007.

10.17.1*	Amendment to the Offer Letter from Teradata Corporation to Saundra Davis effective December 31, 2008.

10.18*	Offer Letter from Teradata Corporation to Laura Nyquist dated September 20, 2007.

10.18.1*	Amendment to the Offer Letter from Teradata Corporation to Laura Nyquist effective December 31, 2008.

10.19
Revolving Credit Agreement dated as of March 25, 2015 among Teradata Corporation, Bank of America, N.A., as Administrative Agent, JP Morgan Chase Bank, N.A., as Syndication Agent, Citibank, N.A., HSBC Bank USA, N.A., The Bank of Tokyo-Mitsubishi UFJ, Ltd. and U.S. Bank National Association, as Co-Documentation Agents, and the other lenders party thereto (incorporated by reference to Exhibit 1.1 to the Current Report on Form 8-K dated March 31, 2015).

10.19.1	Second Amendment to the Revolving Credit Agreement dated as of January 22, 2016 (incorporated by reference to Exhibit 1.1 to the Current Report on Form 8-K dated January 28, 2016).

10.19.2	Third Amendment to the Revolving Credit Agreement dated as of January 22, 2016 (incorporated by reference to Exhibit 1.1 to the Current Report on Form 8-K dated January 28, 2016).

10.20
Term Loan Agreement dated as of March 25, 2015 among Teradata Corporation, JPMorgan Chase Bank, N.A., as Administrative Agent, Bank of America, N.A., as Syndication Agent, Citibank, N.A., HSBC Bank USA, N.A., The Bank of Tokyo-Mitsubishi UFJ, Ltd. and U.S. Bank National Association, as Co-Documentation Agent, and the other lenders party thereto (incorporated by reference to Exhibit 1.2 to the Current Report on Form 8-K dated March 31, 2015).

10.20.1	Second Amendment to the Term Loan Agreement dated as of January 22, 2016 (incorporated by reference to Exhibit 1.1 to the Current Report on Form 8-K dated January 28, 2016).

10.20.2	Third Amendment to the Term Loan Agreement dated as of January 22, 2016 (incorporated by reference to Exhibit 1.1 to the Current Report on Form 8-K dated January 28, 2016).

21	Subsidiaries of Teradata Corporation.

23.1	Consent of Independent Registered Public Accounting Firm.

31.1	Certification pursuant to Rule 13a-14(a) dated February 26, 2016.

31.2	Certification pursuant to Rule 13a-14(a) dated February 26, 2016.

32	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 dated February, 26, 2016.

101
Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Consolidated Statement of (Loss) Income for the twelve month periods ended December 31, 2015, 2014 and 2013, (ii) the Consolidated Statement of Comprehensive (Loss) Income for the twelve month periods ended December 31, 2015, 2014 and 2013, (iii) the Consolidated Balance Sheets at December 31, 2015 and 2014, (iv) the Consolidated Statement of Cash Flows for the twelve month periods ended December 31, 2015, 2014 and 2013, (v) the Consolidated Statement of Changes in Stockholders’ Equity for the twelve month periods ended December 31, 2015, 2014 and 2013, (vi) Financial Statement Schedule II, and (vii) the notes to the Condensed Consolidated Financial Statements.

*	Management contracts or compensatory plans, contracts or arrangements.

TERADATA CORPORATION
SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS
(In millions)

Column A	Column B	Column C		Column D	Column E
Description	Balance at Beginning of Period	Additions Charged to Costs & Expenses	Charged to Other Accounts	Deductions	Balance at End of Period
Allowance for doubtful accounts
Year ended December 31, 2015**	$19	$5	$—	$2	$22
Year ended December 31, 2014	$18	$3	$—	$2	$19
Year ended December 31, 2013	$18	$1	$—	$1	$18
Deferred tax valuation allowance
Year ended December 31, 2015	$20	$5	$—	$—	$25
Year ended December 31, 2014	$13	$7	$—	$—	$20
Year ended December 31, 2013	$9	$4	$—	$—	$13
** Above amounts include allowances classified as held for sale.

SIGNATURES
Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TERADATA CORPORATION

Date: February 26, 2016	By:	/s/ Stephen M. Scheppmann
Stephen M. Scheppmann
Executive Vice President and Chief Financial Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Signature	Title

Director and Chief Executive Officer
Michael F. Koehler

Executive Vice President and Chief Financial Officer
Stephen M. Scheppmann	(Principal Financial and Accounting Officer)

/s/ James M. Ringler	Chairman of the Board of Directors
James M. Ringler

/s/ Lisa R. Bacus	Director
Lisa R. Bacus

/s/ Edward P. Boykin	Director
Edward P. Boykin

/s/ Nancy E. Cooper	Director
Nancy E. Cooper

/s/ Cary T. Fu	Director
Cary T. Fu

/s/ Michael P. Gianoni	Director
Michael P. Gianoni

/s/ David E. Kepler	Director
David E. Kepler

/s/ Victor L. Lund	Director
Victor L. Lund

/s/ John G. Schwarz	Director
John G. Schwarz

/s/ William S. Stavropoulos	Director
William S. Stavropoulos
Date: February 26, 2016