Form 10-Q
period 2016-03-31
TERADATA CORP /DE/
filed 2016-05-06
CIK 816761

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2016
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
At April 29, 2016, the registrant had approximately 130.0 million shares of common stock outstanding.

PART I—FINANCIAL INFORMATION

Part 1—FINANCIAL INFORMATION

Item 1.	Financial Statements.
Teradata Corporation
Condensed Consolidated Statements of (Loss) Income (Unaudited)

	Three Months Ended March 31,
In millions, except per share amounts	2016	2015
Revenue
Product revenue	$194	$241
Service revenue	351	341
Total revenue	545	582
Costs and operating expenses
Cost of products	78	109
Cost of services	198	196
Selling, general and administrative expenses	174	184
Research and development expenses	57	63
Impairment of goodwill, acquired intangibles and other assets	80	—
Total costs and operating expenses	587	552
(Loss) income from operations	(42)	30
Other expense, net
Interest expense	(3)	(1)
Other income, net	—	1
Total other expense, net	(3)	—
(Loss) income before income taxes	(45)	30
Income tax expense	1	8
Net (loss) income	$(46)	$22
Net (loss) income per weighted average common share
Basic	$(0.36)	$0.15
Diluted	$(0.36)	$0.15
Weighted average common shares outstanding
Basic	129.4	145.2
Diluted	129.4	147.7
See Notes to Condensed Consolidated Financial Statements (Unaudited).

Teradata Corporation
Condensed Consolidated Statements of Comprehensive Loss (Unaudited)

	Three Months Ended March 31,
In millions	2016	2015
Net (loss) income	$(46)	$22
Other comprehensive income (loss):
Foreign currency translation adjustments	8	(31)
Securities:
Unrealized loss on securities, before tax	—	(9)
Unrealized loss on securities, tax portion	—	3
Unrealized loss on securities, net of tax	—	(6)
Defined benefit plans:
Defined benefit plan adjustment, before tax	—	2
Defined benefit plan adjustment, tax portion	—	—
Defined benefit plan adjustment, net of tax	—	2
Other comprehensive income (loss)	8	(35)
Comprehensive loss	$(38)	$(13)
See Notes to Condensed Consolidated Financial Statements (Unaudited).

Teradata Corporation
Condensed Consolidated Balance Sheets (Unaudited)

In millions, except per share amounts	March 31, 2016	December 31, 2015
Assets
Current Assets
Cash and cash equivalents	$917	$839
Accounts receivable, net	519	580
Inventories	54	49
Assets held for sale	139	214
Other current assets	48	52
Total current assets	1,677	1,734
Property and equipment, net	131	143
Capitalized software, net	190	190
Goodwill	384	380
Acquired intangible assets, net	17	22
Deferred income taxes	48	41
Other assets	17	17
Total assets	$2,464	$2,527
Liabilities and stockholders’ equity
Current liabilities
Current portion of long-term debt	$30	$30
Short-term borrowings	80	180
Accounts payable	83	96
Payroll and benefits liabilities	118	120
Deferred revenue	506	367
Liabilities held for sale	55	58
Other current liabilities	96	102
Total current liabilities	968	953
Long-term debt	560	567
Pension and other postemployment plan liabilities	81	89
Long-term deferred revenue	15	15
Deferred tax liabilities	20	28
Other liabilities	26	26
Total liabilities	1,670	1,678
Commitments and contingencies (Note 7)
Stockholders’ equity
Preferred stock: par value $0.01 per share, 100.0 shares authorized, no shares issued and outstanding at March 31, 2016 and December 31, 2015, respectively	—	—
Common stock: par value $0.01 per share, 500.0 shares authorized, 129.4 and 130.7 shares issued at March 31, 2016 and December 31, 2015, respectively	1	1
Paid-in capital	1,158	1,128
Accumulated deficit	(297)	(204)
Accumulated other comprehensive loss	(68)	(76)
Total stockholders’ equity	794	849
Total liabilities and stockholders’ equity	$2,464	$2,527
See Notes to Condensed Consolidated Financial Statements (Unaudited).

Teradata Corporation
Condensed Consolidated Statements of Cash Flows (Unaudited)

	Three Months Ended March 31,
In millions	2016	2015
Operating activities
Net (loss) income	$(46)	$22
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	34	42
Stock-based compensation expense	21	17
Excess tax benefit from stock-based compensation	(1)	—
Deferred income taxes	(10)	(6)
Impairment of goodwill, acquired intangibles and other assets	80	—
Changes in assets and liabilities:
Receivables	66	37
Inventories	(5)	(4)
Current payables and accrued expenses	(16)	13
Deferred revenue	140	120
Other assets and liabilities	(12)	(19)
Net cash provided by operating activities	251	222
Investing activities
Expenditures for property and equipment	(8)	(17)
Additions to capitalized software	(18)	(15)
Business acquisitions and other investing activities, net	(3)	—
Net cash used in investing activities	(29)	(32)
Financing activities
Repurchases of common stock	(47)	(269)
Proceeds from long-term borrowings	—	600
Repayments of long-term borrowings	(7)	(247)
Repayments of credit facility borrowings	(100)	(220)
Excess tax benefit from stock-based compensation	1	—
Other financing activities, net	7	6
Net cash used in financing activities	(146)	(130)
Effect of exchange rate changes on cash and cash equivalents	2	(13)
Increase in cash and cash equivalents	78	47
Cash and cash equivalents at beginning of period	839	834
Cash and cash equivalents at end of period	$917	$881
See Notes to Condensed Consolidated Financial Statements (Unaudited).

Notes to Condensed Consolidated Financial Statements (Unaudited)
1. Basis of Presentation
These statements have been prepared pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”) and, in accordance with those rules and regulations, do not include all information and footnote disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). In the opinion of management, the condensed consolidated financial statements reflect all adjustments, consisting only of normal recurring adjustments, necessary to fairly state the results of operations, financial position and cash flows of Teradata Corporation (“Teradata” or the “Company”) for the interim periods presented herein. The year-end 2015 condensed consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by GAAP. The preparation of condensed consolidated financial statements in conformity with GAAP requires management to make use of estimates and assumptions that affect the reported amounts and disclosures. Actual results may vary from these estimates.
These condensed consolidated interim financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in Teradata’s most recent Annual Report on Form 10-K for the fiscal year ended December 31, 2015 (the “2015 Annual Report”). The results of operations for any interim period are not necessarily indicative of the results of operations to be expected for the full year.
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

In March 2016, the FASB issued an update that amends and clarifies the implementation guidance on principal versus agent considerations for reporting revenue gross rather than net. In April 2016, the FASB issued an update that amends and clarifies the identification of performance obligations and accounting for licenses of intellectual property. Both updates issued in 2016 have the same deferred effective date. The Company is currently evaluating the impact on its consolidated financial position, results of operations and cash flows, as well as the method of transition that will be used in adopting the standard.

Leases. In February 2016, the FASB issued new guidance which requires a lessee to account for leases as finance or operating leases. Both leases will result in the lessee recognizing a right-of-use asset and a corresponding lease liability on its balance sheet, with differing methodology for income statement recognition. For lessors, the standard modifies the classification criteria and the accounting for sales-type and direct financing leases. Entities will classify leases to determine how to recognize lease-related revenue and expense. This standard is effective for public entities for fiscal years, and interim periods within those years, beginning after December 15, 2018, and early adoption is permitted. A modified retrospective approach is required for leases existing or entered into after the beginning of the earliest comparative period in the Consolidated Financial Statements. The Company is currently assessing the impact of this update on its Consolidated Financial Statements.

Stock Compensation: Improvements to Employee Share-Based Payment Accounting.  In March 2016, the FASB issued an update which simplifies several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the Statements of Cash Flows. Under the new standard, income tax benefits and deficiencies are to be recognized in the income statement and the tax effects of exercised or vested awards should be treated as discrete items in the reporting period in which they occur. This provision is to be applied prospectively. Excess tax benefits should be recognized regardless of whether the benefit reduces taxes payable in the current period, along with any valuation allowance, on a modified retrospective basis as a cumulative-effect adjustment to the retained earnings as of the date of adoption. Excess tax benefits should be classified along with other income tax cash flows as an operating activity. This provision can be applied prospectively or retrospectively for all periods presented. The standard is effective for public entities for annual reporting periods beginning after December 15, 2016, and interim periods therein. Early adoption is permitted. The Company is currently assessing the impact of this update on its Consolidated Financial Statements.

Recently Adopted Guidance
Accounting for Share-based Payments with Performance Targets.  In June 2014, the FASB issued new guidance that requires that a performance target that affects vesting and that could be achieved after the requisite service period, be treated as a performance condition. A reporting entity should apply existing guidance as it relates to awards with performance conditions that affect vesting to account for such awards. As such, the performance target should not be reflected in estimating the grant-date fair value of the award. Compensation cost should be recognized in the period in which it becomes probable that the performance target will be achieved and should represent the compensation cost attributable to the periods for which the requisite service has already been rendered. The Company adopted this guidance on January 1, 2016. This amendment did not have an impact on the Company's consolidated financial statements.
Income Statement Presentation by Eliminating the Concept of Extraordinary Items. This update eliminates from GAAP the concept of extraordinary items. The Company adopted this guidance on January 1, 2016. This amendment did not have an impact on the Company's results of operations.
Simplifying the Presentation of Debt Issuance Costs. To simplify presentation of debt issuance costs, the amendments in this update require that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The recognition and measurement guidance for debt issuance costs are not affected by the amendments in this update. The Company adopted this guidance on January 1, 2016 on a retrospective basis. Debt issuance costs of $3 million have been presented as a deduction from the carrying value of the related long-term liabilities in our Consolidated Balance Sheets as of December 31, 2015 and March 31, 2016, respectively.
Intangibles, Goodwill and Other Internal-Use Software. The amendments in this update provide guidance to customers about whether a cloud computing arrangement includes a software license. If a cloud computing arrangement includes a software license, then the customer should account for the software license element of the arrangement consistent with the acquisition of other software licenses. If a cloud computing arrangement does not include a software license, the customer should account for the arrangement as a service contract. The guidance will not change current guidance for a customer’s accounting for service contracts. The Company adopted this guidance on January 1, 2016. This amendment did not have an impact on the Company's consolidated financial statements.
Business Combinations. In September 2015, the FASB issued new guidance that eliminates the requirement that an acquirer in a business combination account for measurement-period adjustments retrospectively. An acquirer will recognize a measurement-period adjustment during the period in which it determines the amount of the adjustment.

The Company adopted this guidance on January 1, 2016. This amendment did not have an impact on the Company's consolidated financial statements.
3. Supplemental Financial Information

	As of
In millions	March 31, 2016	December 31, 2015
Inventories
Finished goods	$37	$32
Service parts	17	17
Total inventories	$54	$49

Deferred revenue
Deferred revenue, current	$506	$367
Long-term deferred revenue	15	15
Total deferred revenue	$521	$382

Above amounts exclude assets and liabilities held for sale. Refer to Note 13 for further information on the Company's assets and liabilities held for sale.

4. Goodwill and Acquired Intangible Assets
The following table identifies the activity relating to goodwill by operating segment:

In millions	Balance, December 31, 2015	Adjustments	Currency Translation Adjustments	Balance, March 31, 2016
Goodwill
Americas Data and Analytics	$251	$—	$—	$251
International Data and Analytics	129	—	4	133
Total goodwill	$380	$—	$4	$384

In the fourth quarter of 2015, the Company committed to a plan to exit the marketing applications business, which met the criteria for held for sale and continued to be reported under continuing operations. Not included in the table above is $56 million at March 31, 2016 and $113 million at December 31, 2015 for goodwill that has been classified as held for sale. See Note 13 for additional disclosures related to impairment charges recorded for goodwill that has been classified as held for sale.

Acquired intangible assets were specifically identified when acquired, and are deemed to have finite lives. The gross carrying amount and accumulated amortization for Teradata’s acquired intangible assets were as follows:

		March 31, 2016		December 31, 2015
In millions	Amortization Life (in Years)	Gross Carrying Amount	Accumulated Amortization and Currency Translation Adjustments	Gross Carrying Amount	Accumulated Amortization and Currency Translation Adjustments
Acquired intangible assets
Intellectual property/developed technology	1 to 7	$71	$(56)	$83	$(63)
Customer relationships	3 to 10	—	—	3	(3)
Trademarks/trade names	5	1	(1)	1	(1)
In-process research and development	5	5	(3)	5	(3)
Total acquired intangible assets		$77	$(60)	$92	$(70)

Not included in the table above is $25 million at March 31, 2016 and $44 million at December 31, 2015 for intangible assets that were classified as held for sale. See Note 13 for additional disclosures related to impairment charges recorded for intangible assets that have been classified as held for sale.
The aggregate amortization expense (actual and estimated) for acquired intangible assets is as follows:

	Three Months Ended March 31,
In millions	2016	2015
Amortization expense	$5	$11

	Actual	For the years ended (estimated)
In millions	2015	2016	2017	2018	2019
Amortization expense	$40	$10	$7	$3	$2

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
The effective tax rate is as follows:

	Three Months Ended March 31,
In millions	2016	2015
Effective tax rate	(2.2)%	26.7%
For the three months ended March 31, 2016, there was a discrete tax item resulting from the $76 million impairment recorded in the first quarter, of which $57 million is related to non-deductible goodwill and $19 million is related to intangible assets for which $6 million of deferred tax benefit has been recorded. This results in income tax expense in Q1 2016 of $1 million, on a pre-tax net loss of $45 million, causing a negative tax rate of (2.2%). There were no material discrete tax items for the three months ended March 31, 2015. The decrease in the effective tax rate was primarily driven by the tax impact of the goodwill impairment for the three months ended March 31, 2016.
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
The following table identifies the contract notional amount of the Company’s foreign exchange forward contracts:

	As of
In millions	March 31, 2016	December 31, 2015
Contract notional amount of foreign exchange forward contracts	$94	$138
Net contract notional amount of foreign exchange forward contracts	$14	$25

The fair value of derivative assets and liabilities recorded in other current assets and accrued liabilities at March 31, 2016 and December 31, 2015, were not material.
Gains and losses from the Company’s fair value hedges (foreign currency forward contracts and related hedged items) were immaterial for the three months ended March 31, 2016 and March 31, 2015. Gains and losses from foreign exchange forward contracts are fully recognized each period and reported along with the offsetting gain or loss of the related hedged item, either in cost of products or in other income (expense), depending on the nature of the related hedged item.
7. Commitments and Contingencies
In the normal course of business, the Company is subject to proceedings, lawsuits, governmental investigations, claims and other matters, including those that relate to the environment, health and safety, employee benefits, export compliance, intellectual property, tax matters and other regulatory compliance and general matters.
Guarantees and Product Warranties. Guarantees associated with the Company’s business activities are reviewed for appropriateness and impact to the Company’s financial statements. Periodically, the Company’s customers enter into various leasing arrangements coordinated with a leasing company. In some instances, the Company guarantees the leasing company a minimum value at the end of the lease term on the leased equipment. As of March 31, 2016, the maximum future payment obligation of this guaranteed value and the associated liability balance was $3 million.
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
The following table identifies the activity relating to the warranty reserve for the three months ended March 31:

In millions	2016	2015
Warranty reserve liability
Beginning balance at January 1	$6	$7
Provisions for warranties issued	2	2
Settlements (in cash or in kind)	(2)	(3)
Balance at March 31	$6	$6
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
When deemed appropriate, the Company minimizes its exposure to changes in foreign currency exchange rates through the use of derivative financial instruments, specifically, foreign exchange forward contracts. The fair value of these contracts are measured at the end of each interim reporting period using observable inputs other than quoted prices, specifically market spot and forward exchange rates. As such, these derivative instruments are classified within Level 2 of the valuation hierarchy. Fair value gains for open contracts are recognized as assets and fair value losses are recognized as liabilities. The fair value derivative assets and liabilities recorded in other current assets and accrued liabilities at March 31, 2016 and December 31, 2015, were not material. Any realized gains or losses would be mitigated by corresponding gains or losses on the underlying exposures.

The Company’s assets measured at fair value on a recurring basis and subject to fair value disclosure requirements at March 31, 2016 and December 31, 2015 were as follows:

		Fair Value Measurements at Reporting Date Using
In millions	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Money market funds, March 31, 2016	$447	$447	$—	$—
Money market funds, December 31, 2015	$351	$351	$—	$—

9. Debt
Teradata's revolving credit facility (the “Credit Facility”) has a borrowing capacity $400 million. The Credit Facility ends on March 25, 2020 at which point any remaining outstanding borrowings would be due for repayment unless extended by agreement of the parties for up to two additional one-year periods. The interest rate charged on borrowings pursuant to the Credit Facility can vary depending on the interest rate option the Company chooses to utilize and the Company’s leverage ratio at the time of the borrowing. In the near term, Teradata would anticipate choosing a floating rate based on the London Interbank Offered Rate (“LIBOR”). The Credit Facility is unsecured and contains certain representations and warranties, conditions, affirmative, negative and financial covenants, and events of default customary for such facilities.
As of March 31, 2016, the Company had $80 million outstanding under the Credit Facility and carried an interest rate of 1.7329%, leaving $320 million in additional borrowing capacity available. Unamortized deferred costs on the original credit facility and new lender fees of approximately $1 million are being amortized over the five-year term of the credit facility. The Company was in compliance with all covenants as of March 31, 2016.

Teradata's $600 million term loan is payable in quarterly installments, which commenced on March 31, 2016, with all remaining principal due in March 2020. The outstanding principal amount under the term loan agreement bears interest at a floating rate based upon a negotiated base rate or a Eurodollar rate plus a margin based on the leverage ratio of the Company. As of March 31, 2016, the term loan principal outstanding was $593 million and carried an interest rate of 1.9375%. Unamortized deferred issuance costs of approximately $2 million are being amortized over the five-year term of the loan. The Company was in compliance with all covenants as of March 31, 2016.

Annual contractual maturities of principal on the term loan outstanding at March 31, 2016 are as follows:

In millions	Amounts Due
2016	$23
2017	30
2018	60
2019	68
2020	412
Total	$593

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

	Three Months Ended March 31,
In millions, except per share amounts	2016	2015
Net (loss) income attributable to common stockholders	$(46)	$22
Weighted average outstanding shares of common stock	129.4	145.2
Dilutive effect of employee stock options, restricted stock and other stock awards	—	2.5
Common stock and common stock equivalents	129.4	147.7
(Loss) income per share:
Basic	$(0.36)	$0.15
Diluted	$(0.36)	$0.15
For the three months ended March 31, 2016, due to the net loss attributable to Teradata common stockholders, potential common shares that would cause dilution, such as employee stock options, restricted stock and other stock awards, have been excluded from the diluted share count because their effect would have been anti-dilutive. For the three months ended March 31, 2016, the fully diluted shares would have been 130.9 million.
Options to purchase 5.7 million shares of common stock for the three months ended March 31, 2016 and 3.1 million shares of common stock for the three months ended March 31, 2015 were not included in the computation of diluted earnings per share because their exercise prices were greater than the average market price of the common shares for the period, and therefore would have been anti-dilutive.

11. Segment and Other Supplemental Information
Effective January 1, 2016, Teradata implemented an organizational change in which Teradata now manages its business under two geographic regions and the marketing applications division prior to its expected sale, which are also the Company’s operating segments: (1) Americas Data and Analytics (North America and Latin America); (2) International Data and Analytics (Europe, Middle East, Africa, Asia Pacific and Japan); and (3) Marketing Applications. This change reflects the dynamics of each market, and how we bring solutions to our customers. For purposes of discussing results by segment, management excludes the impact of certain items, consistent with the manner by which management evaluates the performance of each segment. This format is useful to investors because it allows analysis and comparability of operating trends. It also includes the same information that is used by Teradata management to make decisions regarding the segments and to assess financial performance. The chief operating decision maker evaluates the performance of the segments based on revenue and multiple profit measures, including segment gross margin. For management reporting purposes assets are not allocated to the segments. Prior period segment information has been reclassified to conform to the current period presentation.
The following table presents segment revenue and segment gross margin for the Company:

	Three Months Ended March 31,
In millions	2016	2015
Segment revenue
Americas Data and Analytics	$295	$336
International Data and Analytics	216	208
Total Data and Analytics	511	544
Marketing Applications	34	38
Total revenue	545	582
Segment gross margin
Americas Data and Analytics	164	179
International Data and Analytics	97	93
Total Data and Analytics	261	272
Marketing Applications	17	15
Total segment gross margin	278	287
Stock-based compensation costs	(4)	(4)
Amortization of acquisition-related intangible assets costs	(2)	(5)
Acquisition, integration and reorganization-related costs	(3)	(1)
Selling, general and administrative expenses	174	184
Research and development expenses	57	63
Impairment of goodwill, acquired intangibles and other assets	80	—
(Loss) income from operations	$(42)	$30

The following table presents revenue by product and services for the Company:

	Three Months Ended March 31,
In millions	2016	2015
Products (software and hardware)(1)	$194	$241
Consulting services	179	172
Maintenance services	172	169
Total services	351	341
Total revenue	$545	$582

(1) Our analytic database software and hardware products are often sold and delivered together in the form of a “node” of capacity as an integrated technology solution. Accordingly, it is impracticable to provide the breakdown of revenue from various types of software and hardware products.

Note 12 Reorganization and Business Transformation
In the fourth quarter of 2015 the Company announced a plan to realign Teradata’s business by reducing its cost structure and focusing on the Company’s core data and analytics business. This business transformation includes exiting the marketing applications business (see Note 13), rationalizing costs, and modifying the Company’s go-to-market approach. The Company incurred the following costs for the three months ended March 31, 2016 related to these actions:

•	$9 million for employee severance and other employee-related costs,

•	$80 million charge for asset write-downs, and

•	$8 million for professional services, legal and other associated costs.

From the amounts incurred above, $80 million was for non-cash write-downs of goodwill, acquired intangibles and other assets (see Note 4). In addition to the costs and charges incurred above, the Company made cash payments of $8 million for employee severance that did not have a material impact on its Statement of Operations due to Teradata accounting for its postemployment benefits under Accounting Standards Codification 712, Compensation - Nonretirement Postemployment Benefits (“ASC 712”), which uses actuarial estimates and defers the immediate recognition of gains or losses. Because the Company accounts for postemployment benefits under ASC 712, it did not record any liability associated with ASC 420, Exit or Disposal Cost Obligations.
Note 13 Assets and Liabilities Held for Sale
In the fourth quarter of 2015, the Company committed to a plan to exit the marketing applications business. The Company determined that it was in the long-term best interests of the Company and its shareholders to realign Teradata’s business by focusing on the Company’s core data and analytics business. The assets and liabilities for this business, which are included within our marketing applications segment, were classified as held for sale in the fourth quarter of 2015 and, therefore, the corresponding depreciation and amortization expense was ceased at that time. The anticipated divestiture is not presented as discontinued operations in our consolidated financial statements, because it does not have a major effect on the Company's operations and financial results.
For the quarter ended March 31, 2016, we generated revenue from these assets of $34 million. Additionally, for the quarter ended March 31, 2016 we recognized operating loss from these assets of $96 million (includes loss from impairment of goodwill and acquired intangibles of $76 million).
When an asset is classified as held for sale, the asset’s carrying amount is evaluated and adjusted to the lower of its carrying amount or fair value less costs to sell. On April 22, 2016, the Company entered into a definitive Asset Purchase Agreement with an affiliate of Marlin Equity Partners to sell the marketing applications business for $90 million in cash, subject to customary adjustments based on, among other things, the amount of cash, debt and working capital in the business at the closing date. The Company performed a goodwill impairment analysis on the business to be disposed of based on the fair value as determined using the Asset Purchase Agreement. As a result of this analysis, the Company recognized an impairment of goodwill of $57 million in the first quarter of 2016. The remaining goodwill of $56 million is disclosed in the assets held for sale in the Consolidated Balance Sheets. In addition, acquired intangible assets were reduced by $19 million to adjust the carrying amount of the disposal group's net assets and liabilities down to its fair value less cost to sell.
A summary of the carrying amounts of assets and liabilities held for sale on our consolidated balance sheets as of March 31, 2016 related to the anticipated divestiture discussed above is detailed below:

	As of	As of
In millions	March 31, 2016	December 31, 2015
Current assets held for sale
Accounts receivable, net	$36	$41
Other current assets	2	3
Total current assets held for sale	38	44
Property and equipment, net	17	12
Goodwill	56	113
Acquired intangibles, net	25	44
Other assets	3	1
Total assets held for sale	$139	$214

Current liabilities held for sale
Accounts payable	8	10
Payroll and benefits liabilities	7	12
Deferred Revenue	31	30
Other current liabilities	1	5
Total current liabilities held for sale	47	57
Other liabilities	8	1
Total liabilities held for sale	$55	$58

During the three months ended March 31, 2016, the Company entered into an agreement to broker the sale of its corporate plane. The Company recognized an impairment loss of $4 million based on the market value of the plane held for sale and has presented the plane in assets held for sale in the consolidated Balance Sheets. The carrying amount of $5 million is included in the above table under Property and equipment, net. On April 21, 2016, the Company signed an agreement for the sale of its corporate plane for $5 million.
Note 14 Subsequent Events
On May 5, 2016, the Company announced that Michael F. Koehler stepped down as Teradata’s President and Chief Executive Officer and is no longer a director of the Company as of that date. The Company also announced that Victor L. Lund, a current member of the Board of Directors, had been elected the President and Chief Executive Officer of the Company effective May 5, 2016. In connection with the departure of Mr. Koehler, the Company expects to recognize a one-time pre-tax charge of approximately $3 million in the second quarter of 2016.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”).
You should read the following discussion in conjunction with the Condensed Consolidated Financial Statements and the notes to those statements included elsewhere in this Quarterly Report on Form 10-Q. This Quarterly Report on Form 10-Q contains certain statements that are forward-looking within the meaning of the Private Securities Litigation Reform Act of 1995. Certain statements contained in the MD&A are forward-looking statements that involve risks and uncertainties. The forward-looking statements are not historical facts, but rather are based on current expectations, estimates, assumptions and projections about our industry, business and future financial results. Our actual results could differ materially from the results contemplated by these forward-looking statements due to a number of factors, including those discussed in other sections of this Quarterly Report on Form 10-Q and in the 2015 Annual Report on Form 10-K.
First Quarter Financial Overview
As more fully discussed in later sections of this MD&A, the following were significant financial items for the first quarter of 2016:

•	Total revenue was $545 million for the first quarter of 2016, down from the first quarter of 2015, with an underlying 20% decrease in product revenue and a 3% increase in services revenue.

•	Gross margin increased to 49.4% in the first quarter of 2016 up from 47.6% in the first quarter of 2015, driven by higher product and services gross margin.

•
Operating loss was $42 million in the first quarter of 2016, compared to operating income of $30 million in the first quarter of 2015, driven by an impairment loss on goodwill, acquired intangibles and other assets.

•	Net loss in the first quarter of 2016 was $46 million, compared to net income of $22 million in the first quarter of 2015.
Strategic Overview
Teradata empowers data-driven companies to achieve competitive advantage and win in their markets by exploiting data for insight and value. With Teradata’s industry-leading analytic data solutions and proven consulting experience and expertise, companies can become more competitive by leveraging insights from integrated data to, among other things, increase revenue and profitability, improve effectiveness, drive innovation, enhance customer relationships, improve business processes and reduce costs.
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

•
Expand our analytical ecosystem offerings, including our big data portfolio, which helps organizations architect, integrate data into, and manage their analytic environment. We also focus on enhancing and extending value-added services, including big data consulting, ecosystem architecture consulting and managed services across customers' complex analytical ecosystems.

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
This growth, however, is not expected to be without its challenges from general economic conditions, competitive pressures, alternative technologies, and other risks and uncertainties. Since mid-2012, we have seen a shift in the market and in customers’ buying patterns, with respect to large capital investments and related services. Currently, we believe that the greatest challenges for future revenue growth relate to pressures on large capital expenditures and the way customers want to purchase and deploy analytic technologies.
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

As a portion of the Company’s operations and revenue occur outside the United States, and in currencies other than the U.S. dollar, the Company is exposed to fluctuations in foreign currency exchange rates. Based on currency rates as of April 30, 2016, Teradata is expecting no additional impact from currency translation on our full year reported revenue growth rate.
BUSINESS TRANSFORMATION
During 2015, the Company announced a plan to realign Teradata's business by reducing its cost structure and focusing on the Company's core data and analytics business. In addition to exiting the marketing applications business, this plan is intended to lead to a comprehensive transformation of the Company that will place it on a trajectory of meaningful revenue growth, by building on our strengths in high performance data analytics and consulting services, advancing our technology leadership positions, and expanding our market opportunities. This transformation plan addresses the challenges of the analytical ecosystem, cloud, software-only, and open source. It also addresses customers’ changing behaviors in how they buy, consume, and deploy analytic solutions.
Our broad-reaching transformation is intended to drive change in four key revenue generating areas and create a more diversified, stable, and predictable revenue stream:

1.
On premises data warehouse - We plan to make it easier to buy, expand, and seamlessly upgrade data warehouses - through pricing options, software-only, and Teradata Labs innovation. We believe that we have a solid opportunity for revenue growth in this market by growing the portion of IT budgets our existing customers spend on Teradata solutions, and by penetrating the more than 75% of the Global 5000 that do not use Teradata. We expect that our recently announced Intelliflex platform architecture will provide more flexible configurations and seamless expansions of our customers’ IDW environments, and our software-only version of Teradata will also allow us to expand with both new and existing customers.

2.
Cloud - We plan to make our data warehouse available on and across both Teradata’s managed cloud and public cloud environments, which is intended to expand our data warehouse market opportunity in the Global 5000. Our existing managed cloud solution is now complemented by the release of our initial software-only version of Teradata on a public cloud during the first quarter of 2016, and we plan to make our fully scalable version of Teradata available on public clouds in early 2017. We are building new services for cloud migration as well as for design, implementation and management of cloud and hybrid cloud environments.

3.
Analytical ecosystem - We plan to continue to add to our software and service offerings that focus on enabling customers to easily load and integrate data and to manage their analytical ecosystem through products such as Unity, QueryGrid, and Listener. These offerings help connect and manage the ecosystem including not only Teradata IDW environments, but also with Aster and Hadoop to help manage and extract value from the data. Additionally, the analytical ecosystem portfolio will become a foundation to enable hybrid cloud use cases.

4.
Value-added services and solutions - We plan to provide analytic consulting and replicable analytic solutions including packaged service offers, use cases, and intellectual property. We believe we have a strong foundation for building repeatable solutions with our logical data models, business improvement opportunities, and analytic use cases we enable with our customers. We intend to expand our investments to systematically capture more of these use cases and intellectual property from engagements around the world and to package them for ease of delivery and implementation.

We expect the mix of our revenues to shift toward cloud, analytical ecosystem, and value added analytic services over time, as these are fast growing markets. We believe this shift also will help increase our recurring revenue.
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
Results of Operations for the Three Months Ended March 31, 2016
Compared to the Three Months Ended March 31, 2015
Revenue

		% of		% of
In millions	2016	Revenue	2015	Revenue
Product revenue	$194	35.6%	$241	41.4%
Service revenue	351	64.4%	341	58.6%
Total revenue	$545	100%	$582	100%
Teradata revenue decreased $37 million or 6% in the first quarter of 2016 compared to the first quarter of 2015. Foreign currency fluctuations had a 2% adverse impact on revenue in the quarter. Product revenue decreased 20% in the first quarter of 2016 from the prior-year period primarily due to a decrease in large capital expenditure transactions. Services revenue increased 3% in the first quarter of 2016 compared to the prior-year period. This was primarily due to a 4% increase in consulting revenue and a 2% increase in maintenance revenue from the prior period.
Gross Margin

		% of		% of
In millions	2016	Revenue	2015	Revenue
Gross margin
Product gross margin	$116	59.8%	$132	54.8%
Service gross margin	153	43.6%	145	42.5%
Total gross margin	$269	49.4%	$277	47.6%
Product gross margin increase was driven by improved deal and product mix. The services gross margin increase was primarily driven by improved utilization.
Operating Expenses

		% of		% of
In millions	2016	Revenue	2015	Revenue
Operating expenses
Selling, general and administrative expenses	$174	31.9%	$184	31.6%
Research and development expenses	57	10.5%	63	10.8%
Impairment of goodwill, acquired intangibles and other assets	80	14.7%	—	—%
Total operating expenses	$311	57.1%	$247	42.4%
The decrease in Selling, General and Administrative ("SG&A") expense of $10 million was primarily due to cost reduction initiatives. Research and Development ("R&D") expenses decreased $6 million due to cost reduction initiatives and software capitalization.
During the first quarter of 2016, the Company entered into a definitive Asset Purchase Agreement with an affiliate of Marlin Equity Partners to sell the marketing applications business for $90 million in cash, subject to customary adjustments based on, among other things, the amount of cash, debt and working capital in the business at the closing date. The Company performed a goodwill impairment analysis on the business to be disposed of based on the fair value as determined using the Asset Purchase Agreement. As a result of this analysis, the Company recognized an impairment of goodwill of $57 million in the first quarter of 2016.

In addition, acquired intangible assets were reduced by $19 million to adjust the carrying amount of the disposal group's net assets and liabilities down to its fair value less cost to sell.
The Company also recorded a $4 million impairment charge related to its corporate plane that was classified as held for sale.
Other Expense, net

In millions	2016	2015
Interest income	1	1
Interest expense	(3)	(1)
Other	(1)	—
Other income, net	$(3)	$—
Other expense in the first quarter of 2016 arose primarily from $3 million in interest expense on long-term debt.
Provision for Income Taxes
Income tax provisions for interim periods are based on estimated annual income tax rates, adjusted to reflect the effects of any significant infrequent or unusual items which are required to be discretely recognized within the current interim period. The Company’s intention is to permanently reinvest its foreign earnings outside of the United States. As a result, the effective tax rates in the periods presented are largely based upon the forecasted pre-tax earnings mix between the United States and other foreign taxing jurisdictions where the Company conducts its business under its current structure. The Company estimates its full-year effective tax rate for 2016 to be approximately 34.5%, which takes into consideration, among other things, the forecasted earnings mix by jurisdiction for 2016 and the discrete tax impact to our effective rate resulting from the $57 million non-deductible goodwill impairment, which resulted in no tax benefit. This estimate also includes the estimated discrete tax impact that will occur upon the disposition of the Marketing Applications business, which is expected to close around the end of second quarter of 2016. The forecasted tax rate is based on the overseas profits being taxed at an overall effective tax rate of approximately 12.5%, as compared to the federal statutory tax rate of 35% in the United States.
The effective tax rate for the three months ended March 31, 2016 and March 31, 2015 were as follows:

	2016	2015
Effective tax rate	(2.2)%	26.7%

For the three months ended March 31, 2016, the effective tax rate includes a material discrete tax item resulting from the $76 million impairment of goodwill and acquired intangibles recorded in the first quarter, of which $57 million is related to non deductible goodwill. This results in income tax expense in Q1 2016 of $1 million, on a pre-tax net loss of $45 million, causing a negative tax rate of (2.2%). There were no material discrete tax items for the three months ended March 31, 2015. The decrease in the effective tax rate was primarily driven by the tax impact of the goodwill impairment for the three months ended March 31, 2016.

Revenue and Gross Margin by Operating Segment
Effective January 1, 2016, Teradata implemented an organizational change in which Teradata now manages its business under two geographic regions and the marketing applications division prior to its expected sale, which are also the Company’s operating segments: (1) Americas Data and Analytics (North America and Latin America); (2) International Data and Analytics (Europe, Middle East, Africa, Asia Pacific and Japan); and (3) Marketing Applications. This change reflects the dynamics of each market, and how we bring solutions to our customers. For purposes of discussing results by segment, management excludes the impact of certain items, consistent with the manner by which management evaluates the performance of each segment. This format is useful to investors because it allows analysis and comparability of operating trends. It also includes the same information that is used by Teradata management to make decisions regarding the segments and to assess financial performance. The chief operating decision maker evaluates the performance of the segments based on revenue and multiple profit measures, including segment gross margin. For management reporting purposes assets are not allocated to the segments. Our segment results are reconciled to total company results reported under U.S. generally accepted accounting principles (“GAAP”) in Note 11of Notes to Condensed Consolidated Financial Statements (Unaudited). Prior period segment information has been reclassified to conform to the current period presentation.
The following table presents revenue and operating performance by segment for the three months ended March 31:

		% of		% of
In millions	2016	Revenue	2015	Revenue
Segment revenue
Americas Data and Analytics	$295	54.1%	$336	57.8%
International Data and Analytics	216	39.6%	208	35.7%
Total Data and Analytics	511	93.8%	544	93.5%
Marketing Applications	34	6.2%	38	6.5%
Total segment revenue	$545	100%	$582	100%
Segment gross margin
Americas Data and Analytics	$164	55.6%	$179	53.3%
International Data and Analytics	97	44.9%	93	44.7%
Total Data and Analytics	261	51.1%	272	50.0%
Marketing Applications	17	50.0%	15	39.5%
Total segment gross margin	$278	51.0%	$287	49.3%
Americas Data and Analytics: Revenue decreased 12% in the first quarter of 2016 from the first quarter of 2015, which included a 1% adverse revenue impact from foreign currency fluctuations. The revenue decline was driven by a decline in large capital expenditure transaction revenue in the first quarter of 2016 as compared to first quarter of 2015. Segment gross margins were up from first quarter of 2015 driven by increases in both product and services gross margins. Segment product gross margin was 59.7% in the first quarter of 2016 as compared to 52.8% in the first quarter of 2015. Improvement in the product gross margin was driven by improved deal and product mix. Service margins were flat.
International Data and Analytics: Revenue increased 4% in the first quarter of 2016 from the first quarter of 2015, which included a 3% adverse revenue impact from foreign currency fluctuations. The revenue increase was driven by improved revenues in the Europe and Asia Pacific regions in the first quarter of 2016 as compared to first quarter of 2015. Segment gross margins were flat as compared to the first quarter of 2015.
Marketing Applications: Revenue decreased 11% in the first quarter of 2016 from the first quarter of 2015. The revenue decrease included a 5% adverse revenue impact from foreign currency fluctuations. The decline in revenue was driven by lower recurring revenues in the first quarter of 2016 as compared to the first quarter of 2015. The overall segment gross margin increase is primarily driven by higher professional services margins. In the first quarter of 2015 the Company made investments to help better position the Company to go broader in the market, this resulted in lower service margins in 2015.

Financial Condition, Liquidity and Capital Resources
Cash provided by operating activities increased by $29 million in the three months ended March 31, 2016 compared to the three months ended March 31, 2015. The increase in cash provided by operating activities was primarily due to changes in working capital.
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
The table below shows net cash provided by operating activities and capital expenditures for the following periods:

	Three Months Ended March 31,
In millions	2016	2015
Net cash provided by operating activities	$251	$222
Less:
Expenditures for property and equipment	(8)	(17)
Additions to capitalized software	(18)	(15)
Free cash flow	$225	$190
Financing activities and certain other investing activities are not included in our calculation of free cash flow. These other investing activities included the additional release of funds from previous acquisitions in the three months ended March 31, 2016. There were no other investing activities in the first quarter of 2015.
Teradata’s financing activities for the three months ended March 31, 2016 consisted of cash outflows for share repurchases, payments on credit facility borrowings and long-term debt. The Company purchased 2.0 million shares of its common stock at an average price per share of $23.38 in the three months ended March 31, 2016 and 6.3 million shares at an average price per share of $43.34 in the three months ended March 31, 2015. The first program (the “dilution offset program”), allows the Company to repurchase Teradata common stock to the extent of cash received from the exercise of stock options and the Teradata Employee Stock Purchase Plan (“ESPP”) to offset dilution from shares issued pursuant to these plans. As of March 31, 2016, under the Company’s second share repurchase program (the “general share repurchase program”), the Company had $528 million of authorization remaining to repurchase outstanding shares of Teradata common stock. Share repurchases made by the Company are reported on a trade date basis. Our share repurchase activity depends on factors such as our working capital needs, our cash requirements for capital investments, our stock price, and economic and market conditions.
Proceeds from the ESPP and the exercise of stock options were $8 million for the three months ended March 31, 2016 . These proceeds are included in other financing activities, net in the Condensed Consolidated Statements of Cash Flows (Unaudited). Additionally, during the three months ended March 31, 2016, the Company repaid $100 million against the principal balance of its revolving credit facility, which is discussed further below.
Our total in cash and cash equivalents held outside the United States in various foreign subsidiaries was $891 million as of March 31, 2016 and $819 million as of December 31, 2015. The remaining balance held in the United States was $26 million as of March 31, 2016 and $20 million as of December 31, 2015. Under current tax laws and regulations, if cash and cash equivalents and short-term investments held outside the United States are distributed to the United States in the form of dividends or otherwise, we would be subject to additional U.S. income taxes (subject to an adjustment for foreign tax credits) and possible foreign withholding taxes. As of March 31, 2016, we have not provided for the U.S. federal tax liability on approximately $1.2 billion of foreign earnings that are considered permanently reinvested outside of the United States.
Management believes current cash, Company cash flows from operations and its $320 million available under the credit facility will be sufficient to satisfy future working capital, research and development activities, capital expenditures, pension contributions, and other financing requirements for at least the next twelve months. The Company principally holds its cash and cash equivalents in bank deposits and highly-rated money market funds.
The Company’s ability to generate positive cash flows from operations is dependent on general economic conditions, competitive pressures, and other business and risk factors described in the Company’s 2015 Annual Report on Form 10-K (the “2015 Annual Report”), and elsewhere in this Quarterly Report. If the Company is unable to generate sufficient cash flows from operations, or otherwise to comply with the terms of the credit facility and term loan agreement, the Company may be required to seek additional financing alternatives.
Long-term Debt. Teradata's revolving credit facility (the “Credit Facility”) has a borrowing capacity $400 million. The Credit Facility ends on March 25, 2020 at which point any remaining outstanding borrowings would be due for repayment unless extended by agreement of the parties for up to two additional one-year periods. The interest rate charged on borrowings pursuant to the Credit Facility can vary depending on the interest rate option the Company chooses to utilize and the Company’s leverage ratio at the time of the borrowing. In the near term, Teradata would anticipate choosing a floating rate based on the London Interbank Offered Rate (“LIBOR”). The Credit Facility is unsecured and contains certain representations and warranties, conditions, affirmative, negative and financial covenants, and events of default customary for such facilities.
As of March 31, 2016, the Company had $80 million outstanding under the Credit Facility and carried an interest rate of 1.7329%, leaving $320 million in additional borrowing capacity available. Unamortized deferred costs of approximately $1 million are being amortized over the five-year term of the credit facility. The Company was in compliance with all covenants as of March 31, 2016.

Teradata's $600 million term loan is payable in quarterly installments, which commenced on March 31, 2016, with all remaining principal due in March 2020. The outstanding principal amount under the term loan agreement bears interest at a floating rate based upon a negotiated base rate or a Eurodollar rate plus a margin based on the leverage ratio of the Company. As of March 31, 2016, the term loan principal outstanding was $593 million and carried an interest rate of 1.9375%. Unamortized deferred issuance costs of approximately $2 million are being amortized over the five-year term of the loan. The Company was in compliance with all covenants as of March 31, 2016.
Contractual and Other Commercial Commitments. There has been no significant change in our contractual and other commercial commitments as described in the 2015 Annual Report. Our guarantees and product warranties are discussed in Note 7 of Notes to Condensed Consolidated Financial Statements (Unaudited).
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

In many cases, the accounting treatment of a particular transaction is specifically dictated by GAAP and does not require significant management judgment in its application. There are also areas in which management’s judgment in selecting among available alternatives would not produce a materially different result. The significant accounting policies and estimates that we believe are the most critical to aid in fully understanding and evaluating our reported financial results are discussed in the 2015 Annual Report. Teradata’s senior management has reviewed these critical accounting policies and related disclosures and determined that there were no significant changes in our critical accounting policies in the three months ended March 31, 2016. Also, there were no significant changes in our estimates associated with those policies, except as discussed below.
During the first quarter of 2016, the Company entered into a definitive Asset Purchase Agreement with an affiliate of Marlin Equity Partners to sell the marketing applications business for $90 million in cash, subject to customary adjustments based on, among other things, the amount of cash, debt and working capital in the business at the closing date. The Company performed a goodwill impairment analysis on the business to be disposed of based on the revised fair value. As a result of this analysis, the Company recognized an impairment of goodwill of $57 million in the first quarter of 2016. In addition, acquired intangible assets were reduced by $19 million to adjust the carrying amount of the disposal group's net assets and liabilities down to its fair value less cost to sell.
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
New Accounting Pronouncements
See discussion in Note 2 of Notes to Condensed Consolidated Financial Statements (Unaudited) for new accounting pronouncements.
Item 3. Quantitative and Qualitative Disclosures About Market Risk.
There have not been any material changes to the market risk factors previously disclosed in Part II, Item 7A of the Company’s 2015 Annual Report on Form 10-K.
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
Based on their evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective to provide reasonable assurance as of March 31, 2016.
Changes in Internal Control over Financial Reporting
There have been no changes in our internal control over financial reporting that occurred during the last fiscal quarter ended March 31, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Part II—OTHER INFORMATION

Item 1. Legal Proceedings.
The information required by this item is included in the material under Note 7 of Notes to Condensed Consolidated Financial Statements (Unaudited) of this Quarterly Report on Form 10-Q and is incorporated herein by reference.
Item 1A. Risk Factors.
There have not been any material changes to the risk factors previously disclosed in Part I, Item IA of the Company's Annual Report on Form 10-K.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
Purchase of Company Common Stock
During the first quarter of 2016, the Company executed purchases of 2.0 million shares of its common stock at an average price per share of $23.38 under the two share repurchase programs that were authorized by our Board of Directors. The first program (the “dilution offset program”), allows the Company to repurchase Teradata common stock to the extent of cash received from the exercise of stock options and the Teradata Employee Stock Purchase Plan (“ESPP”) to offset dilution from shares issued pursuant to these plans. As of March 31, 2016, under the Company’s second share repurchase program (the “general share repurchase program”), the Company had $528 million of authorization remaining to repurchase outstanding shares of Teradata common stock. Share repurchases made by the Company are reported on a trade date basis.
Section 16 officers occasionally sell vested shares of restricted stock to the Company at the current market price to cover their withholding taxes. For the three months ended March 31, 2016, the total of these purchases was 5,846 shares at an average price of $23.51 per share.
The following table provides information relating to the Company’s share repurchase programs for the three months ended March 31, 2016:

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Dilution Offset Program	Total Number of Shares Purchased as Part of Publicly Announced General Share Repurchase Program	Maximum Dollar Value that May Yet Be Purchased Under the Dilution Offset Program	Maximum Dollar Value that May Yet Be Purchased Under the General Share Repurchase Program
Month
January 2016	1,700,000	$23.30	100,000	1,600,000	$1,559,864	$535,629,410
February 2016	303,600	$23.79	3,600	300,000	$3,258,665	$528,496,830
March 2016	—	NA	—	—	$9,929,458	$528,496,830
First Quarter Total	2,003,600	$23.38	103,600	1,900,000	$9,929,458	$528,496,830
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

3.2	Amended and Restated By-Laws of Teradata Corporation, as amended and restated on April 29, 2014 (incorporated by reference to Exhibit 3.2 to the Current Report on Form 8-K dated May 5, 2014).

4.1	Common Stock Certificate of Teradata Corporation (incorporated by reference to Exhibit 4.1 to the Quarterly Report on Form 10-Q dated November 13, 2007 (SEC file number 001-33458)).

31.1	Certification pursuant to Rule 13a-14(a), dated May 6, 2016.

31.2	Certification pursuant to Rule 13a-14(a), dated May 6, 2016.

32	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated November 6, 2015.

101
Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Condensed Consolidated Statements of (Loss) Income for the three month period ended March 31, 2016 and 2015, (ii) the Condensed Consolidated Statements of Comprehensive Loss for the three month period ended March 31, 2016 and 2015, (iii) the Condensed Consolidated Balance Sheets at March 31, 2016 and December 31, 2015, (iv) the Condensed Consolidated Statements of Cash Flows for the three month periods ended March 31, 2016 and 2015 and (v) the notes to the Condensed Consolidated Financial Statements.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TERADATA CORPORATION

Date: May 6, 2016	By:	/s/ Stephen M. Scheppmann
Stephen M. Scheppmann Executive Vice President and Chief Financial Officer