Form 10-Q
period 2016-06-30
TERADATA CORP /DE/
filed 2016-08-09
CIK 816761

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2016
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
At July 29, 2016, the registrant had approximately 130.4 million shares of common stock outstanding.

PART I—FINANCIAL INFORMATION

Part 1—FINANCIAL INFORMATION

Item 1.	Financial Statements.
Teradata Corporation
Condensed Consolidated Statements of Income (Loss) (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
In millions, except per share amounts	2016	2015	2016	2015
Revenue
Product revenue	$228	$256	$422	$497
Service revenue	371	367	722	708
Total revenue	599	623	1,144	1,205
Costs and operating expenses
Cost of products	89	93	167	202
Cost of services	200	203	398	399
Selling, general and administrative expenses	172	190	346	374
Research and development expenses	51	59	108	122
Impairment of goodwill, acquired intangibles and other assets	—	340	80	340
Total costs and operating expenses	512	885	1,099	1,437
Income (loss) from operations	87	(262)	45	(232)
Other (expense) income, net
Interest expense	(4)	(2)	(7)	(3)
Interest income	2	1	3	2
Other income (expense), net	—	14	(1)	14
Total other (expense) income, net	(2)	13	(5)	13
Income (loss) before income taxes	85	(249)	40	(219)
Income tax expense	21	16	22	24
Net income (loss)	$64	$(265)	$18	$(243)
Net income (loss) per weighted average common share
Basic	$0.49	$(1.87)	$0.14	$(1.69)
Diluted	$0.49	$(1.87)	$0.14	$(1.69)
Weighted average common shares outstanding
Basic	129.8	141.9	129.6	143.6
Diluted	131.5	141.9	131.2	143.6
See Notes to Condensed Consolidated Financial Statements (Unaudited).

Teradata Corporation
Condensed Consolidated Statements of Comprehensive Income (Loss) (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
In millions	2016	2015	2016	2015
Net income (loss)	$64	$(265)	$18	$(243)
Other comprehensive income (loss):
Foreign currency translation adjustments	(2)	9	6	(22)
Securities:
Unrealized gain (loss) on securities, before tax	—	4	—	(5)
Unrealized gain (loss) on securities, tax portion	—	(1)	—	2
Unrealized gain (loss) on securities, net of tax	—	3	—	(3)
Defined benefit plans:
Defined benefit plan adjustment, before tax	2	—	2	2
Defined benefit plan adjustment, tax portion	(1)	—	(1)	—
Defined benefit plan adjustment, net of tax	1	—	1	2
Other comprehensive income (loss)	(1)	12	7	(23)
Comprehensive income (loss)	$63	$(253)	$25	$(266)
See Notes to Condensed Consolidated Financial Statements (Unaudited).

Teradata Corporation
Condensed Consolidated Balance Sheets (Unaudited)

In millions, except per share amounts	June 30, 2016	December 31, 2015
Assets
Current assets
Cash and cash equivalents	$909	$839
Accounts receivable, net	465	580
Inventories	37	49
Assets held for sale	130	214
Other current assets	54	52
Total current assets	1,595	1,734
Property and equipment, net	129	143
Capitalized software, net	192	190
Goodwill	384	380
Acquired intangible assets, net	15	22
Deferred income taxes	48	41
Other assets	19	17
Total assets	$2,382	$2,527
Liabilities and stockholders’ equity
Current liabilities
Current portion of long-term debt	$30	$30
Short-term borrowings	—	180
Accounts payable	104	96
Payroll and benefits liabilities	125	120
Deferred revenue	430	367
Liabilities held for sale	43	58
Other current liabilities	87	102
Total current liabilities	819	953
Long-term debt	552	567
Pension and other postemployment plan liabilities	88	89
Long-term deferred revenue	16	15
Deferred tax liabilities	17	28
Other liabilities	26	26
Total liabilities	1,518	1,678
Commitments and contingencies (Note 7)
Stockholders’ equity
Preferred stock: par value $0.01 per share, 100.0 shares authorized, no shares issued and outstanding at June 30, 2016 and December 31, 2015, respectively	—	—
Common stock: par value $0.01 per share, 500.0 shares authorized, 129.5 and 130.7 shares issued at June 30, 2016 and December 31, 2015, respectively	1	1
Paid-in capital	1,178	1,128
Accumulated deficit	(246)	(204)
Accumulated other comprehensive loss	(69)	(76)
Total stockholders’ equity	864	849
Total liabilities and stockholders’ equity	$2,382	$2,527
See Notes to Condensed Consolidated Financial Statements (Unaudited).

Teradata Corporation
Condensed Consolidated Statements of Cash Flows (Unaudited)

	Six Months Ended June 30,
In millions	2016	2015
Operating activities
Net income (loss)	$18	$(243)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	65	84
Stock-based compensation expense	33	30
Excess tax benefit from stock-based compensation	(2)	—
Deferred income taxes	(15)	(18)
Gain on investments	—	(15)
Impairment of goodwill, acquired intangibles and other assets	80	340
Changes in assets and liabilities:
Receivables	122	109
Inventories	11	(8)
Current payables and accrued expenses	(10)	(28)
Deferred revenue	64	74
Other assets and liabilities	(16)	(23)
Net cash provided by operating activities	350	302
Investing activities
Expenditures for property and equipment	(17)	(29)
Proceeds from sales of property and equipment	5	—
Additions to capitalized software	(36)	(30)
Business acquisitions and other investing activities, net	(4)	14
Net cash used in investing activities	(52)	(45)
Financing activities
Repurchases of common stock	(51)	(308)
Proceeds from long-term borrowings	—	600
Repayments of long-term borrowings	(15)	(247)
Repayments of credit facility borrowings	(180)	(220)
Excess tax benefit from stock-based compensation	2	—
Other financing activities, net	16	14
Net cash used in financing activities	(228)	(161)
Effect of exchange rate changes on cash and cash equivalents	—	(9)
Increase in cash and cash equivalents	70	87
Cash and cash equivalents at beginning of period	839	834
Cash and cash equivalents at end of period	$909	$921
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

In May 2016, the FASB issued an update which addresses the narrow-scope improvements to the guidance on collectibility, non-cash consideration, and completed contracts at transition. Additionally, the amendments in this update provide a practical expedient for contract modifications at transition and an accounting policy election related to the presentation of sales taxes and other similar taxes collected from customers. All updates issued in 2016 have the same deferred effective date.

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
Simplifying the Presentation of Debt Issuance Costs. To simplify presentation of debt issuance costs, the amendments in this update require that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The recognition and measurement guidance for debt issuance costs are not affected by the amendments in this update. The Company adopted this guidance on January 1, 2016 on a retrospective basis. Debt issuance costs of $3 million have been presented as a deduction from the carrying value of the related long-term liabilities in our Consolidated Balance Sheets as of December 31, 2015 and June 30, 2016, respectively.
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
3. Supplemental Financial Information

	As of
In millions	June 30, 2016	December 31, 2015
Inventories
Finished goods	$21	$32
Service parts	16	17
Total inventories	$37	$49

Deferred revenue
Deferred revenue, current	$430	$367
Long-term deferred revenue	16	15
Total deferred revenue	$446	$382

Above amounts exclude assets and liabilities held for sale. Refer to Note 13 for further information on the Company's assets and liabilities held for sale.

4. Goodwill and Acquired Intangible Assets
The following table identifies the activity relating to goodwill by operating segment:

In millions	Balance, December 31, 2015	Adjustments	Currency Translation Adjustments	Balance, June 30, 2016
Goodwill
Americas Data and Analytics	$251	$—	$—	$251
International Data and Analytics	129	—	4	133
Total goodwill	$380	$—	$4	$384

In the fourth quarter of 2015, the Company committed to a plan to exit the marketing applications business, which met the criteria for held for sale and continued to be reported under continuing operations. Not included in the table above is $57 million at June 30, 2016 and $113 million at December 31, 2015 for goodwill that has been classified as held for sale. See Note 13 for additional disclosures related to goodwill that has been classified as held for sale.

Acquired intangible assets were specifically identified when acquired, and are deemed to have finite lives. The gross carrying amount and accumulated amortization for Teradata’s acquired intangible assets were as follows:

		June 30, 2016		December 31, 2015
In millions	Amortization Life (in Years)	Gross Carrying Amount	Accumulated Amortization and Currency Translation Adjustments	Gross Carrying Amount	Accumulated Amortization and Currency Translation Adjustments
Acquired intangible assets
Intellectual property/developed technology	1 to 7	$71	$(58)	$83	$(63)
Customer relationships	3 to 10	—	—	3	(3)
Trademarks/trade names	5	1	(1)	1	(1)
In-process research and development	5	5	(3)	5	(3)
Total acquired intangible assets		$77	$(62)	$92	$(70)

The gross carrying amount of acquired intangibles was reduced by certain intangible assets previously acquired that became fully amortized and were removed from the balance sheet. Not included in the table above is $25 million at June 30, 2016 and $44 million at December 31, 2015 for intangible assets that were classified as held for sale. See Note 13 for additional disclosures related to intangible assets that have been classified as held for sale.
The aggregate amortization expense (actual and estimated) for acquired intangible assets is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
In millions	2016	2015	2016	2015
Amortization expense	$2	$11	$7	$22

	Actual	For the years ended (estimated)
In millions	2015	2016	2017	2018	2019
Amortization expense	$40	$10	$7	$3	$2
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
The effective tax rate is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
In millions	2016	2015	2016	2015
Effective tax rate	24.7%	(6.4)%	55.0%	(11.0)%
For the three months ended June 30, 2016, there were no discrete tax items. For the six months ended June 30, 2016, there was a discrete tax item resulting from the $76 million impairment recorded in the first quarter, of which $57 million is related to non-deductible goodwill and $19 million is related to intangible assets for which $6 million of deferred tax benefit has been recorded. For the three and six months ended June 30, 2015, there was a discrete tax item resulting from the $340 million goodwill impairment recorded in the second quarter, of which $318 million related to non-deductible goodwill and $22 million was for tax deductible goodwill for which $8 million of deferred tax benefit has been recorded. The increase in the effective tax rate was primarily driven by the differential in the discrete tax impact of the goodwill impairment period over period.
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
The following table identifies the contract notional amount of the Company’s foreign exchange forward contracts:

	As of
In millions	June 30, 2016	December 31, 2015
Contract notional amount of foreign exchange forward contracts	$100	$138
Net contract notional amount of foreign exchange forward contracts	$7	$25
The fair value of derivative assets and liabilities recorded in other current assets and accrued liabilities at June 30, 2016 and December 31, 2015, were not material.
Gains and losses from the Company’s fair value hedges (foreign currency forward contracts and related hedged items) were immaterial for the three and six months ended June 30, 2016 and June 30, 2015. Gains and losses from foreign exchange forward contracts are fully recognized each period and reported along with the offsetting gain or loss of the related hedged item, either in cost of products or in other income (expense), depending on the nature of the related hedged item.
7. Commitments and Contingencies
In the normal course of business, the Company is subject to proceedings, lawsuits, governmental investigations, claims and other matters, including those that relate to the environment, health and safety, employee benefits, export compliance, intellectual property, tax matters and other regulatory compliance and general matters.
Guarantees and Product Warranties. Guarantees associated with the Company’s business activities are reviewed for appropriateness and impact to the Company’s financial statements. Periodically, the Company’s customers enter into various leasing arrangements coordinated with a leasing company. In some instances, the Company guarantees the leasing company a minimum value at the end of the lease term on the leased equipment. As of June 30, 2016, the maximum future payment obligation of this guaranteed value and the associated liability balance was $3 million.
The Company provides its customers a standard manufacturer’s warranty and records, at the time of the sale, a corresponding estimated liability for potential warranty costs. Estimated future obligations due to warranty claims are based upon historical factors such as labor rates, average repair time, travel time, number of service calls and cost of replacement parts. For each consummated sale, the Company recognizes the total customer revenue and records the associated warranty liability under other current liabilities in the balance sheet using pre-established warranty percentages for that product class.
The following table identifies the activity relating to the warranty reserve for the six months ended June 30:

In millions	2016	2015
Warranty reserve liability
Beginning balance at January 1	$6	$7
Provisions for warranties issued	4	4
Settlements (in cash or in kind)	(5)	(5)
Balance at June 30	$5	$6
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
When deemed appropriate, the Company minimizes its exposure to changes in foreign currency exchange rates through the use of derivative financial instruments, specifically, foreign exchange forward contracts. The fair value of these contracts are measured at the end of each interim reporting period using observable inputs other than quoted prices, specifically market spot and forward exchange rates. As such, these derivative instruments are classified within Level 2 of the valuation hierarchy. Fair value gains for open contracts are recognized as assets and fair value losses are recognized as liabilities. The fair value derivative assets and liabilities recorded in other current assets and accrued liabilities at June 30, 2016 and December 31, 2015, were not material. Any realized gains or losses would be mitigated by corresponding gains or losses on the underlying exposures.

The Company’s assets measured at fair value on a recurring basis and subject to fair value disclosure requirements at June 30, 2016 and December 31, 2015 were as follows:

		Fair Value Measurements at Reporting Date Using
In millions	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Money market funds, June 30, 2016	$402	$402	$—	$—
Money market funds, December 31, 2015	$351	$351	$—	$—

9. Debt

Teradata's $600 million term loan is payable in quarterly installments, which commenced on March 31, 2016, with all remaining principal due in March 2020. The outstanding principal amount under the term loan agreement bears interest at a floating rate based upon a negotiated base rate or a Eurodollar rate plus a margin based on the leverage ratio of the Company. As of June 30, 2016, the term loan principal outstanding was $585 million and carried an interest rate of 1.8750%. Unamortized deferred issuance costs of approximately $2 million are being amortized over the five-year term of the loan. The Company was in compliance with all covenants as of June 30, 2016.

Annual contractual maturities of principal on the term loan outstanding at June 30, 2016 are as follows:

In millions	Amounts Due
2016	$15
2017	30
2018	60
2019	68
2020	412
Total	$585

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
Teradata's revolving credit facility (the “Credit Facility”) has a borrowing capacity of $400 million. The Credit Facility ends on March 25, 2020 at which point any remaining outstanding borrowings would be due for repayment unless extended by agreement of the parties for up to two additional one-year periods. The interest rate charged on borrowings pursuant to the Credit Facility can vary depending on the interest rate option the Company chooses to utilize and the Company’s leverage ratio at the time of the borrowing. In the near term, Teradata would anticipate choosing a floating rate based on the London Interbank Offered Rate (“LIBOR”). The Credit Facility is unsecured and contains certain representations and warranties, conditions, affirmative, negative and financial covenants, and events of default customary for such facilities.

As of June 30, 2016, the Company had no borrowings outstanding under the Credit Facility, leaving $400 million in additional borrowing capacity available. Unamortized deferred costs on the original credit facility and new lender fees of approximately $1 million are being amortized over the five-year term of the credit facility. The Company was in compliance with all covenants as of June 30, 2016.
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

	Three Months Ended June 30,		Six Months Ended June 30,
In millions, except per share amounts	2016	2015	2016	2015
Net income (loss) attributable to common stockholders	$64	$(265)	$18	$(243)
Weighted average outstanding shares of common stock	129.8	141.9	129.6	143.6
Dilutive effect of employee stock options, restricted stock and other stock awards	1.7	—	1.6	—
Common stock and common stock equivalents	131.5	141.9	131.2	143.6
Income (loss) per share:
Basic	$0.49	$(1.87)	$0.14	$(1.69)
Diluted	$0.49	$(1.87)	$0.14	$(1.69)
For the three and six months ended June 30, 2015, due to the net loss attributable to Teradata common stockholders, due to the goodwill impairment charge, potential common shares that would cause dilution, such as employee stock options, restricted stock and other stock awards, have been excluded from the diluted share count because their effect would have been anti-dilutive. For the three months ended June 30, 2015, the fully diluted shares would have been 144.4 million, and for the six months ended June 30, 2015, the fully diluted shares would have been 146.1 million.
Options to purchase 5.1 million and 5.4 million shares of common stock for the three and six months ended June 30, 2016 and 2.9 million and 3 million shares of common stock for the three and six months ended June 30, 2015 were not included in the computation of diluted earnings per share because their exercise prices were greater than the average market price of the common shares for the period, and therefore would have been anti-dilutive.
11. Segment and Other Supplemental Information
Effective January 1, 2016, Teradata implemented an organizational change in which it now manages the Company's business under two geographic regions and the marketing applications division (prior to its completed sale on July 1, 2016); which are also the Company’s operating segments: (1) Americas Data and Analytics (North America and Latin America); (2) International Data and Analytics (Europe, Middle East, Africa, Asia Pacific and Japan); and (3) Marketing Applications. For purposes of discussing results by segment, management excludes the impact of certain items, consistent with the manner by which management evaluates the performance of each segment. This format is useful to investors because it allows analysis and comparability of operating trends. It also includes the same information that is used by Teradata management to make decisions regarding the segments and to assess financial performance. The chief operating decision maker evaluates the performance of the segments based on revenue and multiple profit measures, including segment gross margin. For management reporting purposes assets are not allocated to the segments. Prior period segment information has been reclassified to conform to the current period presentation. Going forward, following the sale of the marketing applications business, Teradata will manage its business in two operating segments: (1) Americas region (North America and Latin America); and (2) International region (Europe, Middle East, Africa, Asia Pacific and Japan).

The following table presents segment revenue and segment gross margin for the Company:

	Three Months Ended June 30,		Six Months Ended June 30,
In millions	2016	2015	2016	2015
Segment revenue
Americas Data and Analytics	$325	$348	$620	$684
International Data and Analytics	239	237	455	445
Total Data and Analytics	564	585	1,075	1,129
Marketing Applications	35	38	69	76
Total revenue	599	623	1,144	1,205
Segment gross margin
Americas Data and Analytics	183	204	347	383
International Data and Analytics	116	118	213	211
Total Data and Analytics	299	322	560	594
Marketing Applications	16	16	33	31
Total segment gross margin	315	338	593	625
Stock-based compensation costs	(3)	(3)	(7)	(7)
Amortization of acquisition-related intangible assets costs	—	(6)	(2)	(11)
Acquisition, integration and reorganization-related costs	(2)	(2)	(5)	(3)
Selling, general and administrative expenses	172	190	346	374
Research and development expenses	51	59	108	122
Impairment of goodwill, acquired intangibles and other assets	—	340	80	340
Income (loss) from operations	$87	$(262)	$45	$(232)

On July 1, 2016, Teradata completed the sale of our Marketing Applications business to exclusively focus on our data and analytics business as part of our business transformation plan. See note 14 for additional details.
The following table presents revenue by product and services for the Company:

	Three Months Ended June 30,		Six Months Ended June 30,
In millions	2016	2015	2016	2015
Products (software and hardware)(1)	$228	$256	$422	$497
Consulting services	192	194	371	366
Maintenance services	179	173	351	342
Total services	371	367	722	708
Total revenue	$599	$623	$1,144	$1,205

(1) Our analytic database software and hardware products are often sold and delivered together as an integrated technology solution in the form of a “node” of capacity. Accordingly, it is impracticable to provide the breakdown of revenue from various types of software and hardware products.

12. Reorganization and Business Transformation
In the fourth quarter of 2015, the Company announced a plan to realign Teradata’s business by reducing its cost structure and focusing on the Company’s core data and analytics business. This business transformation includes exiting the marketing applications business (see Note 13), rationalizing costs, and modifying the Company’s go-to-market approach. The Company incurred the following costs for the six months ended June 30, 2016 related to these actions:

•	$10 million for employee severance and other employee-related costs,

•	$80 million charge for asset write-downs, and

•	$19 million for professional services, legal and other associated costs.

From the amounts incurred above, $80 million was for non-cash write-downs of goodwill, acquired intangibles and other assets in the first quarter of 2016. In addition to the costs and charges incurred above, the Company made cash payments of $16 million for employee severance that did not have a material impact on its Statement of Operations due to Teradata accounting for its postemployment benefits under Accounting Standards Codification 712, Compensation - Nonretirement Postemployment Benefits (“ASC 712”), which uses actuarial estimates and defers the immediate recognition of gains or losses. Because the Company accounts for postemployment benefits under ASC 712, it did not record any liability associated with ASC 420, Exit or Disposal Cost Obligations.
13. Assets and Liabilities Held for Sale
In the fourth quarter of 2015, the Company committed to a plan to exit the marketing applications business. The Company determined that it was in the long-term best interests of the Company and its shareholders to realign Teradata’s business by focusing on the Company’s core data and analytics business. The assets and liabilities for this business, which are included within our marketing applications segment, were classified as held for sale in the fourth quarter of 2015 and, therefore, the corresponding depreciation and amortization expense was ceased at that time. The anticipated divestiture is not presented as discontinued operations in our consolidated financial statements, because it does not have a major effect on the Company's operations and financial results.
For the six months ended June 30, 2016, we generated revenue from these assets of $69 million. Additionally, for the six months ended June 30, 2016 we recognized operating loss from these assets of $112 million (includes loss from impairment of goodwill and acquired intangibles of $76 million).
When an asset is classified as held for sale, the asset’s carrying amount is evaluated and adjusted to the lower of its carrying amount or fair value less costs to sell. On April 22, 2016, the Company entered into a definitive Asset Purchase Agreement (the “Purchase Agreement”) with TMA Solutions, L.P., a Cayman Islands exempted limited partnership and affiliate of Marlin Equity Partners (“Marlin Equity”) to sell the marketing applications business for $90 million in cash, subject to a post-closing adjustment for working capital, debt and other metrics, which is currently estimated at $92 million. The Company performed a goodwill impairment analysis on the business to be disposed of based on the fair value as determined using the Purchase Agreement. As a result of this analysis, the Company recognized an impairment of goodwill of $57 million in the first quarter of 2016. The remaining goodwill of $57 million is disclosed in the assets held for sale in the Consolidated Balance Sheets. In addition, in the first quarter of 2016, acquired intangible assets were reduced by $19 million to adjust the carrying amount of the disposal group's net assets and liabilities down to its fair value less cost to sell. No further adjustment was required in the second quarter of 2016 to either goodwill or acquired intangible assets.
A summary of the carrying amounts of assets and liabilities held for sale on our consolidated balance sheets as of June 30, 2016 related to the anticipated divestiture discussed above is detailed below:

	As of	As of
In millions	June 30, 2016	December 31, 2015
Current assets held for sale
Accounts receivable, net	$35	$41
Other current assets	2	3
Total current assets held for sale	37	44
Property and equipment, net	11	12
Goodwill	57	113
Acquired intangibles, net	25	44
Other assets	—	1
Total assets held for sale	$130	$214

Current liabilities held for sale
Accounts payable	4	10
Payroll and benefits liabilities	4	12
Deferred Revenue	28	30
Other current liabilities	2	5
Total current liabilities held for sale	38	57
Other liabilities	5	1
Total liabilities held for sale	$43	$58

14. Subsequent Events
On July 1, 2016, pursuant to the Purchase Agreement, Teradata completed the previously announced sale of Teradata’s marketing applications business to Marlin Equity. The purchase price received for this business was approximately $92 million in cash, which includes a post-closing adjustment for working capital, debt and other metrics. The final cash to be received is subject to change depending on the finalization of working capital and transaction costs. In connection with the closing of the transaction, the parties have entered into a transition services agreement, pursuant to which Teradata will provide certain services to Marlin Equity, including accounting, human resources, order processing and invoicing and information technology services for a service period of up to 15 months after the closing of the transaction.
The Company expects to record tax expense of approximately $18 million in the third quarter of 2016 related to this transaction. The tax expense associated with the gain on sale of the marketing applications business assets, of which $13 million is cash taxes due to having zero tax basis in goodwill, was calculated based on the amount of proceeds allocated to the various jurisdictions in accordance with the Purchase Agreement at the local statutory rates. The actual tax expense to be reported in the third quarter of 2016 is subject to change pending final determination of the net asset value of the marketing applications business, finalization of the working capital, transaction costs and other adjustments.

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
Second Quarter Financial Overview
As more fully discussed in later sections of this MD&A, the following were significant financial items for the second quarter of 2016:

•	Total revenue was $599 million for the second quarter of 2016, down 4% from the second quarter of 2015, with an underlying 11% decrease in product revenue and a 1% increase in services revenue.

•	Gross margin decreased to 51.8% in the second quarter of 2016 from 52.5% in the second quarter of 2015, driven by lower product gross margin.

•
Operating income was $87 million in the second quarter of 2016, compared to operating loss of $(262) million in the second quarter of 2015, driven by an impairment loss on goodwill in the second quarter of 2015.

•	Net income in the second quarter of 2016 was $64 million, compared to net loss of $265 million in the second quarter of 2015.
Strategic Overview
Teradata’s strategy is based around a core belief: that analytics and data unleash the potential of great companies. We empower companies to achieve high-impact business outcomes through scalable analytics on an agile data foundation. Through our business-outcome focus and consultative approach, our goal is to serve as a trusted advisor to both the business and technical leaders in our customers’ organizations. Our business and analytical solutions are ideally suited for the world’s largest companies, as they have the most complex analytics requirements and the need to scale. Here, we can provide unique capabilities to solve a broad range of business problems, and this is where our value proposition is most compelling.
Our strategy is to provide a differentiated set of offerings to this target market through three key modes of customer engagement: business solutions, analytical architecture expertise, and technology solutions.

•	Business Solutions: that deliver high-value business outcomes realized by engaging with business users through solution-based selling that leverages analytic consulting and repeatable analytical IP

•
Analytical Architecture Expertise: best-in-class architecture consulting to help customers build an optimized analytical ecosystem independent of technology, leveraging both open source and commercial solutions

•
Technology Solutions: best-of-breed technology and services to deliver an analytical ecosystem deployed in a hybrid cloud architecture. Our technology solutions will build upon our market-leading data warehouse database.

Our strategy builds on our world-class data warehouse heritage and positions Teradata as an analytics company that delivers high-value business outcomes at scale.
We deliver our solutions on-premises via the cloud and "as a service", offering customers choice in how they deploy a Teradata analytics environment and leverage the power of our solutions. These flexible delivery options are designed to extend our market opportunity.

In support of our strategy, we will optimize our go-to-market and sales approach to improve effectiveness in demand creation and address new and expanded market opportunities, such as with our consultative business solutions and cloud offerings. We will continue investing in partnerships to increase the number of solutions available on Teradata platforms, maximize customer value, and increase our market coverage.
We believe that our more consultative, solution-selling approach and modes of customer engagement that support customers’ choice in procuring and deploying analytics will best position us to be our customers’ trusted advisor and partner of choice for architecting, implementing, and managing their analytic solutions.
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
Overall, analytics are growing in importance as global businesses seek new means to drive business value from the ever-increasing amounts and types of data, and, as a result, we expect Teradata’s leadership position and investments in our strategic areas of focus to position us for future growth.
This growth, however, is not expected to be without its challenges from general economic conditions, competitive pressures, alternative technologies, and other risks and uncertainties. We have seen a shift in the market and in customers’ buying patterns with respect to large capital investments and related services. Currently, we believe that the greatest challenges for future revenue growth relate to pressures on large capital expenditures and the way customers want to purchase and deploy analytic technologies.
We believe that a number of factors have contributed to the pressures on large capital expenditures and the resulting slowdown in our revenue growth, including: the evolving information technology market, as customers focus investments in their analytical ecosystems on products which have lower average selling prices than traditional on-premises integrated data warehouse ("IDW") environments, and changing customer behavior as buying decisions are shifting from IT to business users.
Overall, we believe that the IDW will remain a critical part of companies’ analytical ecosystems and Teradata’s technology is highly differentiated with our ability to handle the concurrency and service level agreements of hundreds to thousands of mission-critical users and applications. Further, we believe the Company has the opportunity for continued revenue growth from both the expansion of our existing customers’ analytical ecosystems (through growth in IDW, Teradata private and public cloud, Teradata big data analytics, our business and analytical solutions, and our value-added services) as well as the addition of new customers. Teradata has expanded our offerings as well as our pricing options to make it easier and to provide more flexibility for customers to buy and expand with Teradata including cloud offerings and subscription pricing.
There is risk that pricing and competitive pressures on our solutions could increase in the future as major customers evaluate and rationalize their analytics infrastructure, particularly to the extent that cost becomes a top focus and lower-cost alternatives are more seriously and frequently considered. However, such alternatives generally do not enable companies to perform mission-critical, complex business analytic workloads to address mission-critical analytics, discovery analytics, and data management such as those enabled by Teradata’s offerings. As the market continues to evolve, we could be challenged to generate revenue growth shorter term as customers purchase in smaller deal sizes, and some of our customers shift from upfront perpetual licenses to recurring subscription models for both on-premises and cloud offerings.
As described below, we are also transforming our go-to-market approach to better position Teradata with both business buyers and IT buyers, and increase wallet share with our existing customers as well as add more customers. To meet this challenge, we will focus on execution and monitoring our progress with respect to this evolution, as well as working to infuse talent into our organization with key skill sets to support our strategy.
We continue to believe that analytics will remain a high priority for companies and longer term will drive growth for Teradata’s leading solutions. Moreover, we continue to be committed to new product development and achieving a positive yield from our research and development spending and resources, which are intended to drive future demand. In addition, we will continue to optimize our go-to-market structure and manage our cost structure as we work to broaden our product and services portfolios and market penetration.
As a portion of the Company’s operations and revenue occur outside the United States, and in currencies other than the U.S. dollar, the Company is exposed to fluctuations in foreign currency exchange rates. Based on currency rates as of July 29, 2016, Teradata is expecting less than one point of negative impact from currency translation on our full year projected revenue growth rate.
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
To empower companies to achieve high-impact business outcomes, we will be providing differentiated offerings to the market through three key modes of customer engagement: Business Solutions, Analytical Architecture Expertise, and Technology Solutions.
Our Business Solutions and Analytical Architecture Expertise are expected to pull through our Technology Solutions. Our core database technology remains a key element of our strategy, and we will continue to deliver our best-in-class data analytics at scale.
In addition, our broad-reaching transformation is intended to drive change across our Company, including in the following key areas:

•
Cloud - We plan to continue to expand our data warehouse offerings in the public cloud and in Teradata’s managed cloud environments. We released our initial software-only version of Teradata on a public cloud during the first quarter of 2016, and we plan to make our fully scalable version of Teradata available on public clouds later in 2016. We are building new services for cloud migration as well as for design, implementation and management of cloud and hybrid cloud environments.

•
On premises data warehouse - We are in process of making it easier to buy, expand, and seamlessly upgrade data warehouses - through pricing options, software-only, and Teradata Labs innovation. We expect that our recently announced Intelliflex platform architecture will provide more flexible configurations and seamless expansions of our customers’ IDW environments, and our software-only version of Teradata will also allow us to expand with both new and existing customers.

•
Analytical ecosystem - We intend to add to our software and service offerings that focus on enabling customers to easily load and integrate data and to manage their analytical ecosystem through products such as Unity, QueryGrid, and Listener. These offerings help connect and manage the ecosystem including not only Teradata IDW environments, but also with Aster and open source alternatives to help manage and extract value from the data. Additionally, the analytical ecosystem portfolio will become a foundation to enable hybrid cloud use cases.

We expect the mix of our revenues to shift toward cloud, analytical ecosystem, and analytic consulting services over time, as these are faster growing markets. We believe this shift also will help increase our recurring revenue.
Another element that is critical to Teradata's successful transformation plan is modifying our go-to-market efforts to a more consultative approach to better address the increasing relevance of business buyers and to help customers build analytical ecosystems that include our own technologies as well as open source and other commercial solutions. We have actions underway to adjust our go-to-market efforts to address these new approaches and align to the way customers want to buy.
The Company has reviewed and rationalized our expense structure and is now moving from a cost reduction initiative to a cost management approach as it invests for Teradata’s future, including investments to support our cloud-based initiatives, analytical solutions, realignment of our go-to-market approach, and modernizing our infrastructure.
On July 1, 2016, Teradata completed the sale of our Marketing Applications business to exclusively focus on our data and analytics business, in support of our transformation plans.
Results of Operations for the Three Months Ended June 30, 2016
Compared to the Three Months Ended June 30, 2015
Revenue

		% of		% of
In millions	2016	Revenue	2015	Revenue
Product revenue	$228	38.1%	$256	41.1%
Service revenue	371	61.9%	367	58.9%
Total revenue	$599	100%	$623	100%
Teradata revenue decreased $24 million or 4% in the second quarter of 2016 compared to the second quarter of 2015. Foreign currency fluctuations had a 1% adverse impact on revenue in the second quarter. Product revenue decreased 11% in the second quarter of 2016 from the prior-year period primarily due to a decrease in large capital expenditure transactions, predominantly in the United States. As discussed under the future trends section of this MD&A, our revenue has been impacted by our customers focus on less capital intensive options like cloud, subscription, rental and usage-based models. Many customers have delayed or reduced on-premises purchases to evaluate these other options. This shift is being addressed by our business transformation strategy and could impact our quarterly revenue comparisons as some revenue we would normally recognize in a given quarter may now be spread over a number of periods. Services revenue increased 1% in the second quarter of 2016 compared to the prior-year period. This was primarily due to a 3% increase in maintenance revenue from the prior period, partially offset by a 1% decrease in consulting revenue.
Gross Margin

		% of		% of
In millions	2016	Revenue	2015	Revenue
Gross margin
Product gross margin	$139	61.0%	$163	63.7%
Service gross margin	171	46.1%	164	44.7%
Total gross margin	$310	51.8%	$327	52.5%
The product gross margin decrease was driven by deal and product mix. The services gross margin increase was primarily driven by lower cost of parts for maintenance services and improved utilization in consulting services. The prior period was also impacted by investments in our marketing applications business, which resulted in lower margins in the prior period.

Operating Expenses

		% of		% of
In millions	2016	Revenue	2015	Revenue
Operating expenses
Selling, general and administrative expenses	$172	28.7%	$190	30.5%
Research and development expenses	51	8.5%	59	9.5%
Impairment of goodwill	—	—%	340	54.6%
Total operating expenses	$223	37.2%	$589	94.5%
The decrease in Selling, General and Administrative ("SG&A") expense of $18 million was primarily due to cost reduction initiatives, offset by increase in Marketing Applications business divestiture expenses and annual incentive payment accruals. Research and Development ("R&D") expenses decreased $8 million due to cost reduction initiatives and higher software capitalization of $3 million.
No impairment charges were recorded in the second quarter of 2016. The Company recorded a $340 million impairment for goodwill during the quarter ended June 30, 2015.
Other (Expense) Income, net

In millions	2016	2015
Gain on securities	$—	$15
Interest income	2	1
Interest expense	(4)	(2)
Other	—	(1)
Other (expense) income, net	$(2)	$13
Other expense in the second quarter of 2016 arose primarily from $4 million in interest expense on long-term debt. Other income in the second quarter of 2015 arose primarily from a $15 million gain on the sale of an equity investment.
Provision for Income Taxes
Income tax provisions for interim periods are based on estimated annual income tax rates, adjusted to reflect the effects of any significant infrequent or unusual items which are required to be discretely recognized within the current interim period. The Company’s intention is to permanently reinvest its foreign earnings outside of the United States. As a result, the effective tax rates in the periods presented are largely based upon the forecasted pre-tax earnings mix between the United States and other foreign taxing jurisdictions where the Company conducts its business under its current structure. The Company estimates its full-year effective tax rate for 2016 to be approximately 36%, which takes into consideration, among other things, the forecasted earnings mix by jurisdiction for 2016 and the discrete tax impact to our effective rate resulting from the $57 million non-deductible goodwill impairment, which resulted in no tax benefit. This estimate also includes the estimated $18 million discrete tax impact that will occur in the third quarter as a result of the sale of the Marketing Applications business. The forecasted tax rate is based on the overseas profits being taxed at an overall effective tax rate of approximately 13%, as compared to the federal statutory tax rate of 35% in the United States.
The effective tax rate for the three months ended June 30, 2016 and June 30, 2015 were as follows:

	2016	2015
Effective tax rate	24.7%	(6.4)%

There were no material discrete tax items for the three months ended June 30, 2016. For the three months ended June 30, 2015, the effective tax rate includes a discrete tax impact resulting from the $340 million goodwill impairment, of which $318 million is related to non-deductible goodwill. The difference in the effective tax rate period over period was primarily driven by the discrete tax impact from the non-deductible goodwill impairment recorded in the second quarter of 2015.

Revenue and Gross Margin by Operating Segment
Effective January 1, 2016, Teradata implemented an organizational change in which it now manages the Company's business under two geographic regions and the marketing applications division (prior to its completed sale on July 1, 2016); which are also the Company’s operating segments: (1) Americas Data and Analytics (North America and Latin America); (2) International Data and Analytics (Europe, Middle East, Africa, Asia Pacific and Japan); and (3) Marketing Applications. For purposes of discussing results by segment, management excludes the impact of certain items, consistent with the manner by which management evaluates the performance of each segment. This format is useful to investors because it allows analysis and comparability of operating trends. It also includes the same information that is used by Teradata management to make decisions regarding the segments and to assess financial performance. The chief operating decision maker evaluates the performance of the segments based on revenue and multiple profit measures, including segment gross margin. For management reporting purposes assets are not allocated to the segments. Our segment results are reconciled to total company results reported under U.S. generally accepted accounting principles (“GAAP”) in Note 11of Notes to Condensed Consolidated Financial Statements (Unaudited). Prior period segment information has been reclassified to conform to the current period presentation. Going forward, following the sale of the marketing applications business, Teradata will manage its business in two operating segments: (1) Americas region (North America and Latin America); and (2) International region (Europe, Middle East, Africa, Asia Pacific and Japan).
The following table presents revenue and operating performance by segment for the three months ended June 30:

		% of		% of
In millions	2016	Revenue	2015	Revenue
Segment revenue
Americas Data and Analytics	$325	54.3%	$348	56.0%
International Data and Analytics	239	39.9%	237	38.0%
Total Data and Analytics	564	94.2%	585	93.9%
Marketing Applications	35	5.8%	38	6.1%
Total segment revenue	$599	100%	$623	100%
Segment gross margin
Americas Data and Analytics	$183	56.3%	$204	58.6%
International Data and Analytics	116	48.5%	118	49.8%
Total Data and Analytics	299	53.0%	322	55.0%
Marketing Applications	16	45.7%	16	42.1%
Total segment gross margin	$315	52.6%	$338	54.3%
Americas Data and Analytics: Revenue decreased 7% in the second quarter of 2016 from the second quarter of 2015, which included a 1% adverse revenue impact from foreign currency fluctuations. The revenue decline was driven by a decline in large capital expenditure transaction revenue in the second quarter of 2016 as compared to second quarter of 2015. Segment gross margins were down from second quarter of 2015 driven by decrease in product gross margin. The decline in the product gross margin was driven by deal and product mix.
International Data and Analytics: Revenue increased 1% in the second quarter of 2016 from the second quarter of 2015, which included a 1% adverse revenue impact from foreign currency fluctuations. The revenue increase was driven by improved revenues in the Asia Pacific region in the second quarter of 2016 as compared to second quarter of 2015. Segment gross margins were down from second quarter of 2015 driven by a decrease in product gross margin. The decline in the product gross margin was driven by deal and product mix. Service margins were flat as compared to the second quarter of 2015.
Marketing Applications: Revenue decreased 8% in the second quarter of 2016 from the second quarter of 2015. The revenue decrease included a 1% adverse revenue impact from foreign currency fluctuations. The decline in revenue was driven by lower recurring revenues in the second quarter of 2016 as compared to the second quarter of 2015. The overall segment gross margin increase is primarily driven by higher product and professional services margins. In the second quarter of 2015 the Company made investments to help better position the Company to go broader in the market, which resulted in lower service margins in 2015.

Results of Operations for the Six Months Ended June 30, 2016
Compared to the Six Months Ended June 30, 2015
Revenue

		% of		% of
In millions	2016	Revenue	2015	Revenue
Product revenue	$422	36.9%	$497	41.2%
Service revenue	722	63.1%	708	58.8%
Total revenue	$1,144	100%	$1,205	100%
Teradata revenue decreased $61 million or 5% during the six months ended June 30, 2016 compared to the six months ended June 30, 2015. Foreign currency fluctuations had a 1% adverse impact on revenue in the first six months. Product revenue decreased 15% in the first six months of 2016 from the prior-year period primarily due to a decrease in large capital expenditure transactions, primarily in the U.S. As discussed under the future trends section of this MD&A, our revenue has been impacted by our customers focus on less capital intensive options like cloud, subscription, rental and usage-based models. Many customers have delayed or reduced on-premises purchases to evaluate these other options. This shift is being addressed by our business transformation strategy and could impact our year-over-year revenue comparisons as some revenue we would normally recognize in a given period may now be spread over a number of periods. Services revenue increased 2% in the first six months of 2016 compared to the prior-year period. This was primarily due to a 3% increase in maintenance revenue from the prior period.
Gross Margin

		% of		% of
In millions	2016	Revenue	2015	Revenue
Gross margin
Product gross margin	$255	60.4%	$295	59.4%
Service gross margin	324	44.9%	309	43.6%
Total gross margin	$579	50.6%	$604	50.1%
The product gross margin increase as a percent of revenue was driven by deal and product mix. The services gross margin increase was primarily driven by improved utilization of our professional service associates in the international region and lower cost of parts for maintenance services.
Operating Expenses

		% of		% of
In millions	2016	Revenue	2015	Revenue
Operating expenses
Selling, general and administrative expenses	$346	30.2%	$374	31.0%
Research and development expenses	108	9.5%	122	10.1%
Impairment of goodwill, acquired intangibles and other assets	80	7.0%	340	28.2%
Total operating expenses	$534	46.7%	$836	69.4%
The decrease in SG&A expense of $28 million was primarily due to cost reduction initiatives, offset by an increase in Marketing Applications business divestiture expenses and annual incentive payment accruals. R&D expenses decreased $14 million due to cost reduction initiatives and $6 million of software capitalization.

During the first quarter of 2016, the Company entered into a definitive Asset Purchase Agreement with TMA Solutions, L.P., a Cayman Islands exempted limited partnership and affiliate of Marlin Equity Partners (“Marlin Equity”) to sell the marketing applications business for $90 million in cash, subject to a post-closing adjustment for working capital, debt and other metrics, which is currently estimated at $92 million. The Company performed a goodwill impairment analysis on the business to be disposed of based on the fair value as determined using the Asset Purchase Agreement. As a result of this analysis, the Company recognized an impairment of goodwill of $57 million in the first quarter of 2016.
In addition, in the first quarter of 2016, acquired intangible assets were reduced by $19 million to adjust the carrying amount of the disposal group's net assets and liabilities down to its fair value less cost to sell.
In 2016, the Company also recorded a $4 million impairment charge related to the sale of its corporate plane that was completed in the second quarter of 2016.
The Company recorded a $340 million impairment of goodwill during the quarter ended June 30, 2015.
Other (Expense) Income, net

In millions	2016	2015
Gain on securities	$—	$15
Interest income	3	2
Interest expense	(7)	(3)
Other	(1)	(1)
Other (expense) income, net	$(5)	$13
Other expense in the first six months of 2016 arose primarily from $7 million in interest expense on long-term debt. Other income in the first six months of 2015 arose primarily from a $15 million gain on the sale of an equity investment.
Provision for Income Taxes
The effective tax rate for the six months ended June 30, 2016 and June 30, 2015 were as follows:

	2016	2015
Effective tax rate	55.0%	(11.0)%

For the six months ended June 30, 2016, the effective tax rate includes a discrete tax impact resulting from the $76 million impairment of goodwill and acquired intangibles recorded in the first quarter, of which $57 million is related to non-deductible goodwill and $19 million is related to impairment of intangibles, for which a tax benefit of $6 million was recorded. For the six months ended June 30, 2015, the effective tax rate includes a discrete tax impact resulting from the $340 million goodwill impairment reflected in the second quarter, of which $318 million is related to non-deductible goodwill and $22 million relates to tax-deductible goodwill, for which a tax benefit of $8 million was recorded. The difference in the effective tax rate period over period was primarily driven by the difference in the discrete tax impact from the non-deductible goodwill impairment recorded in the first quarter of 2016 versus the second quarter of 2015.

Revenue and Gross Margin by Operating Segment
The following table presents revenue and operating performance by segment for the six months ended June 30:

		% of		% of
In millions	2016	Revenue	2015	Revenue
Segment revenue
Americas Data and Analytics	$620	54.2%	$684	56.9%
International Data and Analytics	455	39.8%	445	36.9%
Total Data and Analytics	1,075	94.0%	1,129	93.7%
Marketing Applications	69	6.0%	76	6.3%
Total segment revenue	$1,144	100%	$1,205	100%
Segment gross margin
Americas Data and Analytics	$347	56.0%	$383	56.0%
International Data and Analytics	213	46.8%	211	47.4%
Total Data and Analytics	560	52.1%	594	52.6%
Marketing Applications	33	47.8%	31	40.8%
Total segment gross margin	$593	51.8%	$625	51.9%
Americas Data and Analytics: Revenue decreased 9% in the first six months of 2016 as compared to the first six months of 2015, which included a 1% adverse revenue impact from foreign currency fluctuations. The revenue decline was driven by a decline in large capital expenditure transaction revenue in the first six months of 2016 as compared to first six months of 2015. Segment gross margins were flat as compared to first six months of 2015.
International Data and Analytics: Revenue increased 2% in the first six months of 2016 as compared to the first six months of 2015, which included a 2% adverse revenue impact from foreign currency fluctuations. The revenue increase was driven by improved revenues in the European and Asia Pacific regions in the first six months of 2016 as compared to first six months of 2015. Segment gross margins were down from the first six months of 2015 driven by a decrease in product gross margin. The decline in product gross margin was driven by deal and product mix. Service margins increased as compared to first six months in 2015 due to improved utilization of our professional service associates in the international region.
Marketing Applications: Revenue decreased 9% in the first six months of 2016 as compared to the first six months of 2015. The revenue decrease included a 1% adverse revenue impact from foreign currency fluctuations. The decline in revenue was driven by lower recurring revenues in the first six months of 2016 as compared to the first six months of 2015. The overall segment gross margin increase is primarily driven by higher product and professional services margins. In the first half of 2015 the Company made investments to help better position the Company to go broader in the market, which resulted in lower service margins in 2015.

Financial Condition, Liquidity and Capital Resources
Cash provided by operating activities increased by $48 million in the six months ended June 30, 2016 compared to the six months ended June 30, 2015. The increase in cash provided by operating activities was primarily due to changes in working capital.
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

The table below shows net cash provided by operating activities and capital expenditures for the following periods:

	Six Months Ended June 30,
In millions	2016	2015
Net cash provided by operating activities	$350	$302
Less:
Expenditures for property and equipment	(17)	(29)
Additions to capitalized software	(36)	(30)
Free cash flow	$297	$243
Financing activities and certain other investing activities are not included in our calculation of free cash flow. These other investing activities included $4 million of additional release of funds from previous acquisitions in the six months ended June 30, 2016 as compared to proceeds of $15 million from the sale of an investment in the six months ended June 30, 2015.
Teradata’s financing activities for the six months ended June 30, 2016 consisted of cash outflows for share repurchases, payments on credit facility borrowings and long-term debt. The Company purchased 2.6 million shares of its common stock at an average price per share of $23.70 in the six months ended June 30, 2016 and 7.0 million shares at an average price per share of $42.90 in the six months ended June 30, 2015. The first program (the “dilution offset program”), allows the Company to repurchase Teradata common stock to the extent of cash received from the exercise of stock options and the Teradata Employee Stock Purchase Plan (“ESPP”) to offset dilution from shares issued pursuant to these plans. As of June 30, 2016, under the Company’s second share repurchase program (the “general share repurchase program”), the Company had $528 million of authorization remaining to repurchase outstanding shares of Teradata common stock. Share repurchases made by the Company are reported on a trade date basis. Our share repurchase activity depends on factors such as our working capital needs, our cash requirements for capital investments, our stock price, and economic and market conditions.
Proceeds from the ESPP and the exercise of stock options were $19 million for the six months ended June 30, 2016 . These proceeds are included in other financing activities, net in the Condensed Consolidated Statements of Cash Flows (Unaudited). Additionally, during the six months ended June 30, 2016, the Company repaid $180 million against the principal balance of its revolving credit facility (the "Credit Facility") and $15 million on its term loan, which is discussed further below.
Our total in cash and cash equivalents held outside the United States in various foreign subsidiaries was $894 million as of June 30, 2016 and $819 million as of December 31, 2015. The remaining balance held in the United States was $15 million as of June 30, 2016 and $20 million as of December 31, 2015. Under current tax laws and regulations, if cash and cash equivalents and short-term investments held outside the United States are distributed to the United States in the form of dividends or otherwise, we would be subject to additional United States income taxes (subject to an adjustment for foreign tax credits) and possible foreign withholding taxes. As of June 30, 2016, we have not provided for the United States federal tax liability on approximately $1.2 billion of foreign earnings that are considered permanently reinvested outside of the United States.
Management believes current cash, cash flows from operations and the $400 million available under the Credit Facility will be sufficient to satisfy future working capital, research and development activities, capital expenditures, pension contributions, and other financing requirements for at least the next twelve months. The Company principally holds its cash and cash equivalents in bank deposits and highly-rated money market funds.
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

Long-term Debt. Teradata's $600 million term loan is payable in quarterly installments, which commenced on March 31, 2016, with all remaining principal due in March 2020. The outstanding principal amount under the term loan agreement bears interest at a floating rate based upon a negotiated base rate or a Eurodollar rate plus a margin based on the leverage ratio of the Company. As of June 30, 2016, the term loan principal outstanding was $585 million and carried an interest rate of 1.8750%. Unamortized deferred issuance costs of approximately $2 million are being amortized over the five-year term of the loan. The Company was in compliance with all covenants as of June 30, 2016.
Teradata's Credit Facility has a borrowing capacity of $400 million. The Credit Facility ends on March 25, 2020 at which point any remaining outstanding borrowings would be due for repayment unless extended by agreement of the parties for up to two additional one-year periods. The interest rate charged on borrowings pursuant to the Credit Facility can vary depending on the interest rate option the Company chooses to utilize and the Company’s leverage ratio at the time of the borrowing. In the near term, Teradata would anticipate choosing a floating rate based on the London Interbank Offered Rate (“LIBOR”). The Credit Facility is unsecured and contains certain representations and warranties, conditions, affirmative, negative and financial covenants, and events of default customary for such facilities.
As of June 30, 2016, the Company had no borrowings outstanding under the Credit Facility, leaving $400 million in additional borrowing capacity available. Unamortized deferred costs on the original credit facility and new lender fees of approximately $1 million are being amortized over the five-year term of the credit facility. The Company was in compliance with all covenants as of June 30, 2016.
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
In many cases, the accounting treatment of a particular transaction is specifically dictated by GAAP and does not require significant management judgment in its application. There are also areas in which management’s judgment in selecting among available alternatives would not produce a materially different result. The significant accounting policies and estimates that we believe are the most critical to aid in fully understanding and evaluating our reported financial results are discussed in the 2015 Annual Report. Teradata’s senior management has reviewed these critical accounting policies and related disclosures and determined that there were no significant changes in our critical accounting policies in the six months ended June 30, 2016. Also, there were no significant changes in our estimates associated with those policies, except as discussed below.
During the first quarter of 2016, the Company entered into a definitive Asset Purchase Agreement with Marlin Equity to sell the marketing applications business for $90 million in cash, subject to a post-closing adjustment for working capital, debt and other metrics, which is currently estimated at $92 million. The Company performed a goodwill impairment analysis on the business to be disposed of based on the revised fair value. As a result of this analysis, the Company recognized an impairment of goodwill of $57 million in the first quarter of 2016. In addition, acquired intangible assets were reduced in the first quarter of 2016 by $19 million to adjust the carrying amount of the disposal group's net assets and liabilities down to its fair value less cost to sell. No further adjustments were required in the second quarter of 2016 to either goodwill or intangible assets.
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
Based on their evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective to provide reasonable assurance as of June 30, 2016.
Changes in Internal Control over Financial Reporting
There have been no changes in our internal control over financial reporting that occurred during the last fiscal quarter ended June 30, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Part II—OTHER INFORMATION
Item 1. Legal Proceedings.
The information required by this item is included in the material under Note 7 of Notes to Condensed Consolidated Financial Statements (Unaudited) of this Quarterly Report on Form 10-Q and is incorporated herein by reference.
Item 1A. Risk Factors.

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, Item 1A of the Company's 2015 Annual Report on Form 10-K, which could materially affect the business, financial condition, cash flows or future results. The risks described in the 2015 Form 10-K are not the only risks facing the Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect the business, financial condition, cash flows and/or operating results of the Company. The risk factor below is an update to our 2015 Form 10-K.
Risks Relating to the Referendum of the United Kingdom’s Membership of the European Union

On June 23, 2016, the United Kingdom (the “U.K.”) held a referendum in which voters approved an exit from the European Union (the “E.U.”), commonly referred to as “Brexit”. As a result of the referendum, it is expected that the British government will begin negotiating the terms of the U.K.’s withdrawal from the E.U. The announcement of Brexit caused significant volatility in global stock markets and currency exchange rate fluctuations that resulted in the strengthening of the U.S. dollar against foreign currencies in which we conduct business. The strengthening of the U.S. dollar relative to other currencies may adversely affect our operating results. The announcement of Brexit may also create global economic uncertainty, which may cause our customers to closely monitor their costs and reduce their spending budgets on our products and services. Any of these effects of Brexit, among others, could adversely affect our business, financial condition, operating results and cash flows.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
Purchase of Company Common Stock
During the second quarter of 2016, the Company executed purchases of 600 thousand shares of its common stock at an average price per share of $24.80 under the two share repurchase programs that were authorized by our Board of Directors. The first program (the “dilution offset program”), allows the Company to repurchase Teradata common stock to the extent of cash received from the exercise of stock options and the Teradata Employee Stock Purchase Plan (“ESPP”) to offset dilution from shares issued pursuant to these plans. As of June 30, 2016, under the Company’s second share repurchase program (the “general share repurchase program”), the Company had $528 million of authorization remaining to repurchase outstanding shares of Teradata common stock. Share repurchases made by the Company are reported on a trade date basis.
Section 16 officers occasionally sell vested shares of restricted stock to the Company at the current market price to cover their withholding taxes. For the six months ended June 30, 2016, the total of these purchases was 5,846 shares at an average price of $23.51 per share.
The following table provides information relating to the Company’s share repurchase programs for the six months ended June 30, 2016:

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Dilution Offset Program	Total Number of Shares Purchased as Part of Publicly Announced General Share Repurchase Program	Maximum Dollar Value that May Yet Be Purchased Under the Dilution Offset Program	Maximum Dollar Value that May Yet Be Purchased Under the General Share Repurchase Program
Month
First Quarter Total	2,003,600	$23.38	103,600	1,900,000	$9,929,458	$528,496,830
April 2016	—	$—	—	—	$11,452,458	$528,496,830
May 2016	—	$—	—	—	$17,490,342	$528,496,830
June 2016	600,000	$24.80	600,000	—	$4,171,541	$528,496,830
Second Quarter Total	600,000	$24.80	600,000	—	$4,171,541	$528,496,830
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

3.2	Amended and Restated By-Laws of Teradata Corporation, as amended and restated on April 26, 2016 (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K dated [August 1], 2016).

3.3
Asset Purchase Agreement, by and between Teradata Corporation and TMA Solutions, L.P., dated as of April 22 (incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K dated April 22, 2016).**

3.4*	Teradata 2012 Stock Incentive Plan (Amended and Restated as of February 22, 2016) (incorporated by reference from the Proxy Statement of Teradata Corporation filed with the SEC on March 4, 2016).

3.5*	Form of Director Restricted Share Unit Grant Statement under the Teradata 2012 Stock Incentive Plan (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K dated April 29, 2016.)

3.6*	Agreement dated as of May 5, 2016 between Michael F. Koehler and the Company (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K dated May 5, 2016.)

3.7*	Separation Agreement dated as of August 1, 2016 between Robert Fair and the Company (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K dated August 1, 2016).

3.8*	Separation Agreement dated as of August 1, 2016 between Rick Morton and the Company.

4.1	Common Stock Certificate of Teradata Corporation (incorporated by reference to Exhibit 4.1 to the Quarterly Report on Form 10-Q dated November 13, 2007 (SEC file number 001-33458)).

31.1	Certification pursuant to Rule 13a-14(a), dated August 9, 2016.

31.2	Certification pursuant to Rule 13a-14(a), dated August 9, 2016.

32	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated August 9, 2016.

101
Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Condensed Consolidated Statements of Income (Loss) for the three and six month period ended June 30, 2016 and 2015, (ii) the Condensed Consolidated Statements of Comprehensive Income (Loss) for the three and six month period ended June 30, 2016 and 2015, (iii) the Condensed Consolidated Balance Sheets at June 30, 2016 and December 31, 2015, (iv) the Condensed Consolidated Statements of Cash Flows for the six month periods ended June 30, 2016 and 2015 and (v) the notes to the Condensed Consolidated Financial Statements.

* Management contracts or compensatory plans, contracts or arrangements.
** Schedules have been omitted pursuant to Item 601(b)(2) of Regulation S-K. The Company hereby undertakes to furnish supplementary copies of any of the omitted schedules upon request by the U.S. Securities and Exchange Commission

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TERADATA CORPORATION

Date: August 9, 2016	By:	/s/ Stephen M. Scheppmann
Stephen M. Scheppmann Executive Vice President and Chief Financial Officer