Form 10-Q
period 2016-09-30
TERADATA CORP /DE/
filed 2016-11-03
CIK 816761

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2016
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
At October 31, 2016, the registrant had approximately 129.9 million shares of common stock outstanding.

PART I—FINANCIAL INFORMATION

Part 1—FINANCIAL INFORMATION

Item 1.	Financial Statements.
Teradata Corporation
Condensed Consolidated Statements of Income (Loss) (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
In millions, except per share amounts	2016	2015	2016	2015
Revenue
Product revenue	$208	$240	$630	$737
Service revenue	344	366	1,066	1,074
Total revenue	552	606	1,696	1,811
Costs and operating expenses
Cost of products	72	98	239	300
Cost of services	186	201	584	600
Selling, general and administrative expenses	159	179	505	553
Research and development expenses	46	51	154	173
Impairment of goodwill, acquired intangibles and other assets	—	—	80	340
Total costs and operating expenses	463	529	1,562	1,966
Income (loss) from operations	89	77	134	(155)
Other income (expense), net
Interest expense	(3)	(3)	(9)	(6)
Interest income	2	1	4	3
Other income, net	2	35	1	49
Total other income (expense), net	1	33	(4)	46
Income (loss) before income taxes	90	110	130	(109)
Income tax expense	41	32	63	56
Net income (loss)	$49	$78	$67	$(165)
Net income (loss) per weighted average common share
Basic	$0.38	$0.56	$0.52	$(1.16)
Diluted	$0.37	$0.55	$0.51	$(1.16)
Weighted average common shares outstanding
Basic	129.7	139.2	129.6	142.1
Diluted	131.6	141.4	131.3	142.1
See Notes to Condensed Consolidated Financial Statements (Unaudited).

Teradata Corporation
Condensed Consolidated Statements of Comprehensive Income (Loss) (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
In millions	2016	2015	2016	2015
Net income (loss)	$49	$78	$67	$(165)
Other comprehensive income (loss):
Foreign currency translation adjustments	1	(15)	7	(37)
Securities:
Reclassification of gain to net income	—	(21)	—	(21)
Unrealized loss on securities, before tax	—	(2)	—	(7)
Unrealized loss on securities, tax portion	—	—	—	2
Net change in securities	—	(23)	—	(26)
Defined benefit plans:
Defined benefit plan adjustment, before tax	2	1	4	3
Defined benefit plan adjustment, tax portion	—	—	(1)	—
Defined benefit plan adjustment, net of tax	2	1	3	3
Other comprehensive income (loss)	3	(37)	10	(60)
Comprehensive income (loss)	$52	$41	$77	$(225)
See Notes to Condensed Consolidated Financial Statements (Unaudited).

Teradata Corporation
Condensed Consolidated Balance Sheets (Unaudited)

In millions, except per share amounts	September 30, 2016	December 31, 2015
Assets
Current assets
Cash and cash equivalents	$988	$839
Accounts receivable, net	426	580
Inventories	44	49
Assets held for sale	—	214
Other current assets	59	52
Total current assets	1,517	1,734
Property and equipment, net	131	143
Capitalized software, net	193	190
Goodwill	396	380
Acquired intangible assets, net	13	22
Deferred income taxes	46	41
Other assets	18	17
Total assets	$2,314	$2,527
Liabilities and stockholders’ equity
Current liabilities
Current portion of long-term debt	$30	$30
Short-term borrowings	—	180
Accounts payable	93	96
Payroll and benefits liabilities	125	120
Deferred revenue	361	367
Liabilities held for sale	—	58
Other current liabilities	79	102
Total current liabilities	688	953
Long-term debt	545	567
Pension and other postemployment plan liabilities	88	89
Long-term deferred revenue	14	15
Deferred tax liabilities	20	28
Other liabilities	27	26
Total liabilities	1,382	1,678
Commitments and contingencies (Note 7)
Stockholders’ equity
Preferred stock: par value $0.01 per share, 100.0 shares authorized, no shares issued and outstanding at September 30, 2016 and December 31, 2015, respectively	—	—
Common stock: par value $0.01 per share, 500.0 shares authorized, 129.8 and 130.7 shares issued at September 30, 2016 and December 31, 2015, respectively	1	1
Paid-in capital	1,203	1,128
Accumulated deficit	(206)	(204)
Accumulated other comprehensive loss	(66)	(76)
Total stockholders’ equity	932	849
Total liabilities and stockholders’ equity	$2,314	$2,527
See Notes to Condensed Consolidated Financial Statements (Unaudited).

Teradata Corporation
Condensed Consolidated Statements of Cash Flows (Unaudited)

	Nine Months Ended September 30,
In millions	2016	2015
Operating activities
Net income (loss)	$67	$(165)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	97	129
Stock-based compensation expense	49	43
Excess tax benefit from stock-based compensation	(3)	—
Deferred income taxes	(9)	(10)
Gain on investments	—	(50)
Impairment of goodwill, acquired intangibles and other assets	80	340
Changes in assets and liabilities:
Receivables	162	134
Inventories	4	(14)
Current payables and accrued expenses	(14)	(25)
Deferred revenue	(7)	13
Other assets and liabilities	(31)	(25)
Net cash provided by operating activities	395	370
Investing activities
Expenditures for property and equipment	(32)	(43)
Proceeds from sales of property and equipment	5	—
Additions to capitalized software	(54)	(51)
Proceeds from the disposition of investments	—	69
Proceeds from sale of business	92	—
Business acquisitions and other investing activities, net	(16)	(9)
Net cash used in investing activities	(5)	(34)
Financing activities
Repurchases of common stock	(69)	(541)
Proceeds from long-term borrowings	—	600
Repayments of long-term borrowings	(22)	(247)
Proceeds from credit facility borrowings	—	110
Repayments of credit facility borrowings	(180)	(220)
Excess tax benefit from stock-based compensation	3	—
Other financing activities, net	24	18
Net cash used in financing activities	(244)	(280)
Effect of exchange rate changes on cash and cash equivalents	3	(16)
Increase in cash and cash equivalents	149	40
Cash and cash equivalents at beginning of period	839	834
Cash and cash equivalents at end of period	$988	$874
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
Statement of Cash Flows: Classification of Certain Cash Receipts and Cash Payments. In August 2016, the FASB issued an update addressing eight specific cash flow issues in an effort to reduce diversity in practice. The amended guidance is effective for fiscal years beginning after December 31, 2017, and for interim periods within those years. Early adoption is permitted. The Company is currently assessing the impact of this update on its consolidated financial statements.

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
Simplifying the Presentation of Debt Issuance Costs. To simplify presentation of debt issuance costs, the amendments in this update require that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The recognition and measurement guidance for debt issuance costs are not affected by the amendments in this update. The Company adopted this guidance on January 1, 2016 on a retrospective basis. Debt issuance costs of $3 million have been presented as a deduction from the carrying value of the related long-term liabilities in our Consolidated Balance Sheets as of December 31, 2015 and September 30, 2016, respectively.

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
3. Supplemental Financial Information

	As of
In millions	September 30, 2016	December 31, 2015
Inventories
Finished goods	$29	$32
Service parts	15	17
Total inventories	$44	$49

Deferred revenue
Deferred revenue, current	$361	$367
Long-term deferred revenue	14	15
Total deferred revenue	$375	$382

4. Goodwill and Acquired Intangible Assets
The following table identifies the activity relating to goodwill by operating segment:

In millions	Balance, December 31, 2015	Adjustments	Currency Translation Adjustments	Balance, September 30, 2016
Goodwill
Americas Data and Analytics	$251	$—	$—	$251
International Data and Analytics	129	12	4	145
Total goodwill	$380	$12	$4	$396

In the fourth quarter of 2015, the Company committed to a plan to exit the marketing applications business, which met the criteria for held for sale and continued to be reported under continuing operations. The business was subsequently sold on July 1, 2016. Not included in the table above is $113 million at December 31, 2015 for goodwill that has been classified as held for sale. See Note 13 for additional disclosures related to the sale of the business. During the third quarter of 2016, the Company recorded additional goodwill of $12 million, for an immaterial acquisition that occurred during the period.

Acquired intangible assets were specifically identified when acquired, and are deemed to have finite lives. The gross carrying amount and accumulated amortization for Teradata’s acquired intangible assets were as follows:

		September 30, 2016		December 31, 2015
In millions	Amortization Life (in Years)	Gross Carrying Amount	Accumulated Amortization and Currency Translation Adjustments	Gross Carrying Amount	Accumulated Amortization and Currency Translation Adjustments
Acquired intangible assets
Intellectual property/developed technology	1 to 7	$71	$(59)	$83	$(63)
Customer relationships	3 to 10	—	—	3	(3)
Trademarks/trade names	5	1	(1)	1	(1)
In-process research and development	5	5	(4)	5	(3)
Total acquired intangible assets		$77	$(64)	$92	$(70)

The gross carrying amount of acquired intangibles was reduced by certain intangible assets previously acquired that became fully amortized and were removed from the balance sheet. Not included in the table above is $44 million at December 31, 2015 for intangible assets that were classified as held for sale. See Note 13 for additional disclosures related to the sale of the business.
The aggregate amortization expense (actual and estimated) for acquired intangible assets is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
In millions	2016	2015	2016	2015
Amortization expense	$2	$10	$9	$32

	Actual	For the years ended (estimated)
In millions	2015	2016	2017	2018	2019
Amortization expense	$40	$10	$7	$3	$2
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
The effective tax rate is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
In millions	2016	2015	2016	2015
Effective tax rate	45.6%	29.1%	48.5%	(51.4)%
For the three months ended September 30, 2016, there was a $22 million discrete tax expense related to the sale of the marketing applications business that occurred on July 1, 2016. For the three months ended September 30, 2015, there were no material discrete tax items. The increase in the effective tax rate was driven by the discrete tax impact from the sale of the marketing applications business.

For the nine months ended September 30, 2016, there were discrete tax items resulting from the $76 million impairment recorded in the first quarter, of which $57 million is related to non-deductible goodwill and $19 million is related to intangible assets for which $6 million of deferred tax benefit has been recorded, as well as the $22 million discrete tax impact from the sale of the marketing applications business recognized in the third quarter.
For the nine months ended September 30, 2015, the effective tax rate included a discrete tax item resulting from the $340 million goodwill impairment recorded in the second quarter, of which $318 million related to non-deductible goodwill and $22 million was for tax deductible goodwill for which $8 million of deferred tax benefit has been recorded. The increase in the effective tax rate was primarily driven by the differential in the discrete tax impact of the goodwill impairment period over period and the tax impact from the sale of the marketing applications business recorded in the third quarter of 2016.

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
The following table identifies the contract notional amount of the Company’s foreign exchange forward contracts:

	As of
In millions	September 30, 2016	December 31, 2015
Contract notional amount of foreign exchange forward contracts	$147	$138
Net contract notional amount of foreign exchange forward contracts	$77	$25
The fair value of derivative assets and liabilities recorded in other current assets and accrued liabilities at September 30, 2016 and December 31, 2015, were not material.
Gains and losses from the Company’s fair value hedges (foreign currency forward contracts and related hedged items) were immaterial for the three and nine months ended September 30, 2016 and September 30, 2015. Gains and losses from foreign exchange forward contracts are fully recognized each period and reported along with the offsetting gain or loss of the related hedged item, either in cost of products or in other income (expense), depending on the nature of the related hedged item.

7. Commitments and Contingencies
In the normal course of business, the Company is subject to proceedings, lawsuits, governmental investigations, claims and other matters, including those that relate to the environment, health and safety, employee benefits, export compliance, intellectual property, tax matters and other regulatory compliance and general matters.
Guarantees and Product Warranties. Guarantees associated with the Company’s business activities are reviewed for appropriateness and impact to the Company’s financial statements. Periodically, the Company’s customers enter into various leasing arrangements coordinated with a leasing company. In some instances, the Company guarantees the leasing company a minimum value at the end of the lease term on the leased equipment. As of September 30, 2016, the maximum future payment obligation of this guaranteed value and the associated liability balance was $3 million.
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
The following table identifies the activity relating to the warranty reserve for the nine months ended September 30:

In millions	2016	2015
Warranty reserve liability
Beginning balance at January 1	$6	$7
Provisions for warranties issued	6	6
Settlements (in cash or in kind)	(7)	(8)
Balance at September 30	$5	$5
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
When deemed appropriate, the Company minimizes its exposure to changes in foreign currency exchange rates through the use of derivative financial instruments, specifically, foreign exchange forward contracts. The fair value of these contracts are measured at the end of each interim reporting period using observable inputs other than quoted prices, specifically market spot and forward exchange rates. As such, these derivative instruments are classified within Level 2 of the valuation hierarchy. Fair value gains for open contracts are recognized as assets and fair value losses are recognized as liabilities. The fair value derivative assets and liabilities recorded in other current assets and accrued liabilities at September 30, 2016 and December 31, 2015, were not material. Any realized gains or losses would be mitigated by corresponding gains or losses on the underlying exposures.

The Company’s assets measured at fair value on a recurring basis and subject to fair value disclosure requirements at September 30, 2016 and December 31, 2015 were as follows:

		Fair Value Measurements at Reporting Date Using
In millions	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Money market funds, September 30, 2016	$428	$428	$—	$—
Money market funds, December 31, 2015	$351	$351	$—	$—

9. Debt

Teradata's $600 million term loan is payable in quarterly installments, which commenced on March 31, 2016, with all remaining principal due in March 2020. The outstanding principal amount under the term loan agreement bears interest at a floating rate based upon a negotiated base rate or a Eurodollar rate plus a margin based on the leverage ratio of the Company. As of September 30, 2016, the term loan principal outstanding was $578 million and carried an interest rate of 1.9375%. Unamortized deferred issuance costs of approximately $2 million are being amortized over the five-year term of the loan. The Company was in compliance with all covenants as of September 30, 2016.

Annual contractual maturities of principal on the term loan outstanding at September 30, 2016 are as follows:

In millions	Amounts Due
2016	$8
2017	30
2018	60
2019	68
2020	412
Total	$578

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
As of September 30, 2016, the Company had no borrowings outstanding under the Credit Facility, leaving $400 million in additional borrowing capacity available. Unamortized deferred costs on the original credit facility and new lender fees of approximately $1 million are being amortized over the five-year term of the credit facility. The Company was in compliance with all covenants as of September 30, 2016.
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

	Three Months Ended September 30,		Nine Months Ended September 30,
In millions, except per share amounts	2016	2015	2016	2015
Net income (loss) attributable to common stockholders	$49	$78	$67	$(165)
Weighted average outstanding shares of common stock	129.7	139.2	129.6	142.1
Dilutive effect of employee stock options, restricted stock and other stock awards	1.9	2.2	1.7	—
Common stock and common stock equivalents	131.6	141.4	131.3	142.1
Income (loss) per share:
Basic	$0.38	$0.56	$0.52	$(1.16)
Diluted	$0.37	$0.55	$0.51	$(1.16)
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
Options to purchase 4.7 million and 4.9 million shares of common stock for the three and nine months ended September 30, 2016 and 3.6 million and 3.3 million shares of common stock for the three and nine months ended September 30, 2015 were not included in the computation of diluted earnings per share because their exercise prices were greater than the average market price of the common shares for the period, and therefore would have been anti-dilutive.
11. Segment and Other Supplemental Information
Effective January 1, 2016, Teradata implemented an organizational change in which it decided to manage the Company's business under two geographic regions and the marketing applications division (prior to its completed sale on July 1, 2016); which are also the Company’s operating segments: (1) Americas Data and Analytics (North America and Latin America); (2) International Data and Analytics (Europe, Middle East, Africa, Asia Pacific and Japan); and (3) Marketing Applications. Effective July 1, 2016, following the sale of the marketing applications business, Teradata is managing its business in two operating segments: (1) Americas region (North America and Latin America); and (2) International region (Europe, Middle East, Africa, Asia Pacific and Japan). For purposes of discussing results by segment, management excludes the impact of certain items, consistent with the manner by which management evaluates the performance of each segment. This format is useful to investors because it allows analysis and comparability of operating trends. It also includes the same information that is used by Teradata management to make decisions regarding the segments and to assess financial performance. The chief operating decision maker evaluates the performance of the segments based on revenue and multiple profit measures, including segment gross margin. For management reporting purposes assets are not allocated to the segments. Prior period segment information has been reclassified to conform to the current period presentation.
The following table presents segment revenue and segment gross margin for the Company:

	Three Months Ended September 30,		Nine Months Ended September 30,
In millions	2016	2015	2016	2015
Segment revenue
Americas Data and Analytics	$317	$347	$937	$1,031
International Data and Analytics	235	221	690	666
Total Data and Analytics	552	568	1,627	1,697
Marketing Applications	—	38	69	114
Total revenue	552	606	1,696	1,811
Segment gross margin
Americas Data and Analytics	185	197	532	580
International Data and Analytics	113	104	326	315
Total Data and Analytics	298	301	858	895
Marketing Applications	—	15	33	46
Total segment gross margin	298	316	891	941
Stock-based compensation costs	(3)	(3)	(11)	(10)
Amortization of acquisition-related intangible assets costs	—	(4)	(2)	(15)
Acquisition, integration and reorganization-related costs	(1)	(2)	(5)	(5)
Selling, general and administrative expenses	159	179	505	553
Research and development expenses	46	51	154	173
Impairment of goodwill, acquired intangibles and other assets	—	—	80	340
Income (loss) from operations	$89	$77	$134	$(155)

On July 1, 2016, Teradata completed the sale of our marketing applications business to exclusively focus on our data and analytics business as part of our business transformation plan. See note 13 for additional details.
The following table presents revenue by product and services for the Company:

	Three Months Ended September 30,		Nine Months Ended September 30,
In millions	2016	2015	2016	2015
Products (software and hardware)(1)	$208	$240	$630	$737
Consulting services	169	194	540	560
Maintenance services	175	172	526	514
Total services	344	366	1,066	1,074
Total revenue	$552	$606	$1,696	$1,811

(1) Our analytic database software and hardware products are often sold and delivered together as an integrated technology solution in the form of a “node” of capacity. Accordingly, it is impracticable to provide the breakdown of revenue from various types of software and hardware products.

12. Reorganization and Business Transformation
In the fourth quarter of 2015, the Company announced a plan to realign Teradata’s business by reducing its cost structure and focusing on the Company’s core data and analytics business. This business transformation includes exiting the marketing applications business (see Note 13), rationalizing costs, and modifying the Company’s go-to-market approach. The Company incurred the following costs for the nine months ended September 30, 2016 related to these actions:

•	$12 million for employee severance and other employee-related costs,

•	$80 million charge for asset write-downs, and

•	$27 million for professional services, legal and other associated costs.

From the amounts incurred above, $80 million was for non-cash write-downs of goodwill, acquired intangibles and other assets in the first quarter of 2016. In addition to the costs and charges incurred above, the Company made cash payments of $18 million for employee severance that did not have a material impact on its Statement of Operations due to Teradata accounting for its postemployment benefits under Accounting Standards Codification 712, Compensation - Nonretirement Postemployment Benefits (“ASC 712”), which uses actuarial estimates and defers the immediate recognition of gains or losses. Because the Company accounts for postemployment benefits under ASC 712, it did not record any liability associated with ASC 420, Exit or Disposal Cost Obligations.
13. Sale of business
In the fourth quarter of 2015, the Company committed to a plan to exit the marketing applications business. The assets and liabilities for this business, which were included within our marketing applications segment, were classified as held for sale in the fourth quarter of 2015 and, therefore, the corresponding depreciation and amortization expense was ceased at that time. On April 22, 2016, the Company entered into a definitive Asset Purchase Agreement (the “Purchase Agreement”) with TMA Solutions, L.P., a Cayman Islands exempted limited partnership and affiliate of Marlin Equity Partners (“Marlin Equity”) to sell the marketing applications business for $90 million in cash, subject to a post-closing adjustment for working capital, debt and other metrics. We recognized an impairment of goodwill of $57 million and acquired intangibles of $19 million in the first quarter of 2016 to adjust the carrying value of the net assets of our marketing applications business to fair value less cost to sell. The divestiture is not presented as discontinued operations in our consolidated financial statements because it does not have a major effect on the Company's operations and financial results.
Prior to the sale that occurred on July 1, 2016, the marketing applications business that was classified as held for sale, generated revenue of $69 million and an operating loss of $112 million (which includes loss from impairment of goodwill and acquired intangibles of $76 million) for the six months ended June 30, 2016. The net assets held for sale as of July 1, 2016 and December 31, 2015 were $87 million and $156 million respectively.

On July 1, 2016, pursuant to the Purchase Agreement, Teradata completed the sale of Teradata’s marketing applications business to Marlin Equity. The purchase price received for this business was approximately $92 million in cash, subject to a post-closing adjustment for working capital, debt and other metrics. Transaction costs and post-closing obligations were approximately $5 million. Upon completion of the divestiture of the held for sale assets in July 2016, no material gain or loss was recognized as the carrying value of the held for sale assets was equal to the purchase price received less costs to sell.
The Company recorded tax expense of approximately $22 million in the third quarter of 2016 related to this transaction. The tax expense associated with the tax gain on sale of the marketing applications business assets, of which $14 million is cash taxes due to having zero tax basis in goodwill, was calculated based on the amount of proceeds allocated to the various jurisdictions in accordance with the Purchase Agreement at the local statutory rates. The tax expense reported in the third quarter of 2016 is subject to change pending finalization of the working capital, transaction costs and other adjustments.
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
Third Quarter Financial Overview
As more fully discussed in later sections of this MD&A, the following were significant financial items for the third quarter of 2016:

•	Total revenue was $552 million for the third quarter of 2016, down 9% from the third quarter of 2015, with an underlying 13% decrease in product revenue and a 6% decrease in services revenue.

•	Gross margin increased to 53.3% in the third quarter of 2016 from 50.7% in the third quarter of 2015, driven by increase in both product and services gross margin.

•	Operating income was $89 million in the third quarter of 2016, compared to $77 million in the third quarter of 2015, driven by reduction in selling, general and administrative expenses.

•	Net income in the third quarter of 2016 was $49 million, compared to net income of $78 million in the third quarter of 2015.

•	The Company completed the sale of its marketing applications business.
Strategic Overview
Teradata’s strategy is based around our core belief that analytics and data unleash the potential of great companies. We empower companies to achieve high-impact business outcomes through scalable analytics on an agile data foundation. Through our focus on leading with business outcomes and a consultative approach, our goal is to serve as a trusted advisor to both the business and technical leaders in our customers’ organizations. Our business analytics solutions are ideally suited for the world’s largest companies who, have the most complex analytics requirements and the need to scale.

Our strategy is to provide a differentiated set of offerings to this target market through the following portfolio of solutions:

•
Business Analytics Solutions: deliver high-value business outcomes realized by engaging with business users through solution-based selling that leverages analytic consulting and repeatable analytical intellectual property (IP)

•
Ecosystem Architecture Consulting: best-in-class architecture consulting expertise to help customers build optimized analytical ecosystems independent of technology, leveraging both open source and commercial solutions

•
Hybrid Cloud: leading technology and services to deliver an analytic ecosystem deployed in a hybrid cloud architecture, including offerings such as managed cloud, private cloud, public cloud, and on-premises software and hardware.

We deliver our solutions on-premises, via the cloud, and "as a service"; offering customers choice in how they deploy a Teradata analytics environment and leverage the power of our solutions. These flexible delivery options are designed to extend our market opportunity.
In support of our strategy, we plan to optimize our go-to-market and sales approach to improve effectiveness in demand creation and address new and expanded market opportunities, such as with our consultative business solutions and cloud offerings. We will continue investing in partnerships to increase the number of solutions available on Teradata platforms, maximize customer value, and increase our market coverage.
We believe that our more consultative, solution-selling approach and portfolio of offerings that support customers’ choice in procuring and deploying analytics will best position us to be our customers’ trusted advisor and partner of choice for architecting, implementing, and managing their analytic solutions.
Future Trends
We believe that future demand for our analytic solutions will increase due to high levels of data growth being driven by new types of data, such as big data and the internet of things, including: machine-generated data, sensor data, data from connected devices, social network data, internet text and search indexing, call detail records, genomics, biological research, medical records, seismic/exploration data, photography and video archives, and large scale e-commerce data.
Analytic environments are becoming more complex to design and manage as there are increasing types of analytic tools and techniques, multiple data management systems both on-premises and in the cloud commercial and open-source technologies to be integrated, varying service level requirements, and the growth and volume of data. This complexity drives the need for an overall architecture to manage such environments. Demand for value-added consulting and services is growing as customers seek help with evolving their analytic architectures, rapidly deploying their analytic architectural solutions, and increasingly look to purchase analytic capabilities “as a service".
Overall, analytics are growing in importance as global businesses seek new means to drive business value from the ever-increasing amounts and types of data. As a result, we expect that Teradata’s leadership status and investments in our strategic areas of focus will position us for future growth.
This growth, however, is not expected to be without its challenges from general economic conditions, competitive pressures, alternative technologies, and other risks and uncertainties. Over the past few years, we have seen a shift in the market that included a reduction in customers’ large capital investments in traditional data analytic systems and related services. Specifically, customers have been focusing investments in their analytical ecosystems on products which have lower average selling prices than traditional integrated data warehouse ("IDW") environments, and changing their buying behavior with decisions shifting from IT to business users who typically want operating expense purchasing options. As a result, our revenue has been impacted by our customers’ focus on less capital intensive options like cloud, subscription, rental and usage-based models. In addition, an increasing percentage of our customers want to buy easy-to-use, vendor managed, on-line delivery “as-a-service” analytics rather than analytic systems. Currently, we believe that the greatest challenge for future revenue growth relate to our ability to adapt and respond to this market shift with respect to the way customers want to purchase and deploy analytic technologies.
Overall, we believe that the IDW will remain a critical part of companies’ analytical ecosystems and Teradata’s technology is highly differentiated with our ability to handle the concurrency and service level agreements of hundreds to thousands of mission-critical users and applications. Further, we believe the Company has the opportunity for continued revenue growth from both the expansion of our existing customers’ analytical ecosystems as well as the addition of new customers. Teradata has expanded our offerings as well as our pricing options to make it easier for customers to buy and expand with Teradata including flexible offerings including availability in the cloud and subscription pricing programs.
There is risk that pricing and competitive pressures on our solutions could increase in the future as major customers evaluate and rationalize their analytics infrastructure, particularly to the extent that cost becomes the top focus and lower-cost/lower performing alternatives are more seriously and frequently considered. However, such alternatives generally do not enable companies to perform mission-critical, complex analytic workloads to address customer's needed business outcomes from large-scale analytics, discovery analytics, and data management such as those enabled by Teradata’s portfolio of offerings. As the market continues to evolve, we will be challenged to generate revenue growth shorter term as customers purchase in smaller deal sizes, and more of our customers shift from upfront perpetual licenses to recurring subscription models.
As described above, we are also transforming our go-to-market approach to better position Teradata with both business buyers and IT buyers, and to increase wallet share with our existing customers as well as add more customers. To meet this objective, we will focus on execution and monitoring our progress with respect to this evolution, as well as working to infuse talent into our organization with key skill sets to support our strategy.
We continue to believe that analytics will remain a high priority for companies and longer term will drive growth for Teradata’s leading solutions. Moreover, we continue to be committed to new product development and achieving a positive yield from our research and development spending and resources, which are intended to drive future demand. In addition, we will continue to optimize our go-to-market structure to focus on the greatest analytic opportunities, and to manage our cost structure as we work to broaden our product and consulting services portfolios and market penetration.
As a portion of the Company’s operations and revenue occur outside the United States, and in currencies other than the U.S. dollar, the Company is exposed to fluctuations in foreign currency exchange rates. Based on currency rates as of October 31, 2016, Teradata is expecting less than one point of negative impact from currency translation on our full year projected revenue growth rate.
Business Transformation
Teradata continues to advance in the execution of its business transformation plan to return the Company to profitable growth. As described above, we are strengthening our consultative approach to selling data analytics that enable high-impact business outcomes for our customers and extended our portfolio of hybrid cloud solutions. We are also realigning our go-to-market approach to improve sales effectiveness and achieve better financial results. We will continue to invest and prioritize initiatives that strengthen our ability to be our customers’ trusted advisor for data and analytics.
In addition, our broad-reaching transformation is intended to drive change across our Company, including in the following key areas:

•
Cloud - We plan to continue to expand our data warehouse offerings in the public cloud and in Teradata’s managed cloud environments. With our "Teradata EverywhereTM" initiative, we offer our customers greater flexibility and agility through the same Teradata Database that we offer on premises, now in a managed cloud, public cloud, or private cloud environment. For our customers, Teradata Everywhere is designed to speed time to value, save costs, and encourage analytics use throughout the organization. We are building new services for cloud migration as well as for design, implementation and management of cloud and hybrid cloud environments.

•
On premises data warehouse - We have introduced methods to make it easier to buy, expand, and seamlessly upgrade data warehouses. We expect that our IntelliFlexTM platform architecture, released in early 2016, will provide more flexible configurations and seamless expansions of our customers’ IDW environments, and that our software-only version of Teradata will allow us to expand with both new and existing customers.

•
Analytical ecosystem - We are adding to our data load and integration software and service offerings capabilities that manage customers' analytical ecosystems with new products such as Teradata UnityTM, QueryGridTM, and ListenerTM. These offerings help connect and manage the customers' ecosystems to help manage and extract value from their data.

We expect the mix of our revenues to shift toward cloud, analytical ecosystem, and analytic consulting services over time, as these are faster growing markets. We believe this shift will also help increase our recurring revenue over time.
Another element that is critical to Teradata's successful transformation plan is modifying our go-to-market efforts to a more consultative approach to better address the increasing relevance of business buyers and to help customers build analytical ecosystems that include our own technologies as well as open source and other commercial solutions. We have actions underway to adjust our go-to-market efforts to address these new approaches and align to the way customers want to buy data analytics solutions.
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
Results of Operations for the Three Months Ended September 30, 2016
Compared to the Three Months Ended September 30, 2015
Revenue

		% of		% of
In millions	2016	Revenue	2015	Revenue
Product revenue	$208	37.7%	$240	39.6%
Service revenue	344	62.3%	366	60.4%
Total revenue	$552	100%	$606	100%
Teradata revenue decreased $54 million or 9% in the third quarter of 2016 compared to the third quarter of 2015. Product revenue decreased 13% in the third quarter of 2016 from the prior-year period due to the sale of the marketing applications business on July 1, 2016. In addition, as discussed under the future trends section of this MD&A, our revenue has been impacted by our customers' focus on less capital intensive options like cloud, subscription, rental and usage-based models. Many customers have delayed or reduced on-premises purchases to evaluate these other options. This shift is being addressed by our business transformation strategy and could impact our quarterly revenue comparisons as some revenue that we would normally recognize in a given quarter may now be spread over a number of periods. Services revenue decreased 6% in the third quarter of 2016 compared to the prior-year period. This was primarily due to a 13% decrease in consulting revenue, partially offset by a 2% increase in maintenance revenue from the prior period. The decrease in services was primarily due to the sale of the marketing applications business.

Gross Margin

		% of		% of
In millions	2016	Revenue	2015	Revenue
Product gross margin	$136	65.4%	$142	59.2%
Service gross margin	158	45.9%	165	45.1%
Total gross margin	$294	53.3%	$307	50.7%
The product gross margin increase as a percentage of revenue was driven by deal and product mix. The services gross margin rate increase was driven by the sale of the marketing applications business on July 1, 2016, which had historically generated lower service gross margins than Teradata's core business.
Operating Expenses

		% of		% of
In millions	2016	Revenue	2015	Revenue
Selling, general and administrative expenses	$159	28.8%	$179	29.5%
Research and development expenses	46	8.3%	51	8.4%
Total operating expenses	$205	37.1%	$230	37.9%
The decreases in Selling, General and Administrative ("SG&A") expense and Research and Development expense were primarily due to cost reduction initiatives and the divestiture of the marketing applications business on July 1, 2016.
Other Income (Expense), net

In millions	2016	2015
Gain on securities	$—	$35
Interest expense	(3)	(3)
Interest income	2	1
Other	2	—
Other income (expense), net	$1	$33
Other income in the third quarter of 2015 arose primarily from a $35 million gain on the sale of an equity investment.
Provision for Income Taxes
Income tax provisions for interim periods are based on estimated annual income tax rates, adjusted to reflect the effects of any significant infrequent or unusual items which are required to be discretely recognized within the current interim period. The Company’s intention is to permanently reinvest its foreign earnings outside of the United States. As a result, the effective tax rates in the periods presented are largely based upon the forecasted pre-tax earnings mix between the United States and other foreign taxing jurisdictions where the Company conducts its business under its current structure. The Company estimates its full-year effective tax rate for 2016 to be approximately 38%, which takes into consideration, among other things, the forecasted earnings mix by jurisdiction for 2016 and the discrete tax impact to our effective rate resulting from the $57 million non-deductible goodwill impairment, which resulted in no tax benefit and the $22 million discrete tax impact resulting from the sale of the marketing applications business in the third quarter of 2016. The forecasted tax rate is based on the overseas profits being taxed at an overall effective tax rate of approximately 13%, as compared to the federal statutory tax rate of 35% in the United States.
The effective tax rate for the three months ended September 30, 2016 and September 30, 2015 were as follows:

	2016	2015
Effective tax rate	45.6%	29.1%

For the three months ended September 30, 2016, there was a $22 million discrete tax expense related to the sale of the marketing applications business that occurred on July 1, 2016. For the three months ended September 30, 2015, there were no material discrete tax items impacting the effective tax rate. The difference in the effective tax rate period over period was primarily driven by the discrete tax impact from the sale of the marketing applications business in the third quarter of 2016.
Revenue and Gross Margin by Operating Segment
Effective January 1, 2016, Teradata implemented an organizational change in which it now manages the Company's business under two geographic regions and the marketing applications division (prior to its completed sale on July 1, 2016); which are also the Company’s operating segments: (1) Americas Data and Analytics (North America and Latin America); (2) International Data and Analytics (Europe, Middle East, Africa, Asia Pacific and Japan); and (3) Marketing Applications. Effective July 1, 2016, following the sale of the marketing applications business, Teradata is managing its business in two operating segments: (1) Americas region (North America and Latin America); and (2) International region (Europe, Middle East, Africa, Asia Pacific and Japan). For purposes of discussing results by segment, management excludes the impact of certain items, consistent with the manner by which management evaluates the performance of each segment. This format is useful to investors because it allows analysis and comparability of operating trends. It also includes the same information that is used by Teradata management to make decisions regarding the segments and to assess financial performance. The chief operating decision maker evaluates the performance of the segments based on revenue and multiple profit measures, including segment gross margin. For management reporting purposes assets are not allocated to the segments. Our segment results are reconciled to total company results reported under U.S. generally accepted accounting principles (“GAAP”) in Note 11 of Notes to Condensed Consolidated Financial Statements (Unaudited). Prior period segment information has been reclassified to conform to the current period presentation.
The following table presents revenue and operating performance by segment for the three months ended September 30:

		% of		% of
In millions	2016	Revenue	2015	Revenue
Segment revenue
Americas Data and Analytics	$317	57.4%	$347	57.3%
International Data and Analytics	235	42.6%	221	36.4%
Total Data and Analytics	552	100.0%	568	93.7%
Marketing Applications	—	—%	38	6.3%
Total segment revenue	$552	100%	$606	100%
Segment gross margin
Americas Data and Analytics	$185	58.4%	$197	56.8%
International Data and Analytics	113	48.1%	104	47.1%
Total Data and Analytics	298	54.0%	301	53.0%
Marketing Applications	—	—%	15	39.5%
Total segment gross margin	$298	54.0%	$316	52.1%
Americas Data and Analytics: Revenue decreased 9% in the third quarter of 2016 from the third quarter of 2015, which included a 1% adverse revenue impact from foreign currency fluctuations. As discussed in the future trends section of this MD&A, the revenue decline was driven by our customers' focus on less capital intensive options like cloud, subscription, rental and usage-based models. Segment gross margins as a percentage of revenues were higher driven by an increase in product gross margin. The increase in the product gross margin was driven by deal and product mix.
International Data and Analytics: Revenue increased 6% in the third quarter of 2016 from the third quarter of 2015. The revenue increase was driven by improved revenues in Europe, Middle East and Africa in the third quarter of 2016 as compared to third quarter of 2015. Segment gross margins as a percentage of revenues were up from third quarter of 2015 driven by an increase in product gross margin. The increase in the product gross margin was driven by deal and product mix.
Marketing Applications: The marketing applications business was sold on July 1, 2016.
Results of Operations for the Nine Months Ended September 30, 2016
Compared to the Nine Months Ended September 30, 2015
Revenue

		% of		% of
In millions	2016	Revenue	2015	Revenue
Product revenue	$630	37.1%	$737	40.7%
Services revenue	1,066	62.9%	1,074	59.3%
Total revenue	$1,696	100%	$1,811	100%
Teradata revenue decreased $115 million or 6% during the nine months ended September 30, 2016 compared to the nine months ended September 30, 2015. Foreign currency fluctuations had a 1% adverse impact on revenue in the first nine months. Product revenue decreased 15% in the first nine months of 2016 from the prior-year period due to the sale of the marketing applications business. In addition, as discussed under the future trends section of this MD&A, our revenue has been impacted by our customers' focus on less capital intensive options like cloud, subscription, rental and usage-based models. Many customers have delayed or reduced on-premises purchases to evaluate these other options. This shift is being addressed by our business transformation strategy and could impact our year-over-year revenue comparisons as some revenue we would normally recognize in a given period may now be spread over a number of periods. Services revenue decreased 1% in the first nine months of 2016 compared to the prior-year period. This was primarily due to a 4% decrease in consulting revenue partially offset by 2% increase in maintenance revenue from the prior period, both of which were negatively impacted by the sale of the marketing applications business.
Gross Margin

		% of		% of
In millions	2016	Revenue	2015	Revenue
Product gross margin	$391	62.1%	$437	59.3%
Service gross margin	482	45.2%	474	44.1%
Total gross margin	$873	51.5%	$911	50.3%
The product gross margin increase as a percent of revenue was driven by deal and product mix. The services gross margin increase was driven by exiting the marketing applications business which has a lower service margin rate than the Data and Analytics services rate.
Operating Expenses

		% of		% of
In millions	2016	Revenue	2015	Revenue
Selling, general and administrative expenses	$505	29.8%	$553	30.5%
Research and development expenses	154	9.1%	173	9.6%
Impairment of goodwill, acquired intangibles and other assets	80	4.7%	340	18.8%
Total operating expenses	$739	43.6%	$1,066	58.9%
The decrease in SG&A expense of $48 million was primarily due to the exit of the marketing applications business and cost reduction initiatives, partially offset by higher annual incentive payment accruals. R&D expenses decreased $19 million due to the exit of the marketing applications business, and cost reduction initiatives.

The Company recognized an impairment of goodwill of $57 million and acquired intangible assets of $19 million in the first quarter of 2016 to adjust the carrying amount of the marketing applications business, which was sold on July 1, 2016, to its fair value less cost to sell.
In addition, the Company also recorded a $4 million impairment charge related to the sale of its corporate plane that was completed in the second quarter of 2016.
The Company recorded a $340 million impairment of goodwill during the quarter ended June 30, 2015, also related to the marketing applications business.
Other (Expense) Income, net

In millions	2016	2015
Gain on securities	$—	$50
Interest expense	(9)	(6)
Interest income	4	3
Other	1	(1)
Other (expense) income, net	$(4)	$46
Other income in the nine months ended September 30, 2015 increased primarily from $50 million in gains on the sale of equity investments.
Provision for Income Taxes
The effective tax rate for the nine months ended September 30, 2016 and September 30, 2015 were as follows:

	2016	2015
Effective tax rate	48.5%	(51.4)%

For the nine months ended September 30, 2016, the effective tax rate includes a discrete tax impact resulting from the $76 million impairment of goodwill and acquired intangibles recorded in the first quarter, of which $57 million is related to non-deductible goodwill and $19 million is related to the impairment of intangibles, for which a tax benefit of $6 million was recorded, as well as a $22 million discrete tax impact from the sale of the marketing applications business recognized in the third quarter. For the nine months ended September 30, 2015, the effective tax rate includes a discrete tax impact resulting from the $340 million goodwill impairment reflected in the second quarter, of which $318 million is related to non-deductible goodwill and $22 million relates to tax-deductible goodwill, for which a tax benefit of $8 million was recorded. The difference in the effective tax rate period over period was primarily driven by the difference in the discrete tax impact from the non-deductible goodwill impairment recorded in the first quarter of 2016 versus the second quarter of 2015 and the tax impact from the sale of the marketing applications business recorded in the third quarter of 2016.

Revenue and Gross Margin by Operating Segment
The following table presents revenue and operating performance by segment for the nine months ended September 30:

		% of		% of
In millions	2016	Revenue	2015	Revenue
Segment revenue
Americas Data and Analytics	$937	55.2%	$1,031	57.0%
International Data and Analytics	690	40.7%	666	36.8%
Total Data and Analytics	1,627	95.9%	1,697	93.7%
Marketing Applications	69	4.1%	114	6.3%
Total segment revenue	$1,696	100%	$1,811	100%
Segment gross margin
Americas Data and Analytics	$532	56.8%	$580	56.3%
International Data and Analytics	326	47.2%	315	47.3%
Total Data and Analytics	858	52.7%	895	52.7%
Marketing Applications	33	47.8%	46	40.4%
Total segment gross margin	$891	52.5%	$941	52.0%
Americas Data and Analytics: Revenue decreased 9% in the first nine months of 2016 as compared to the first nine months of 2015, which included a 1% adverse revenue impact from foreign currency fluctuations. As discussed in the future trends section of this MD&A, the revenue decline was driven by our customers focus on less capital intensive options like cloud, subscription, rental and usage-based models. Segment gross margins as a percentage of revenue were higher due to favorable product mix.
International Data and Analytics: Revenue increased 4% in the first nine months of 2016 as compared to the first nine months of 2015, which included a 1% adverse revenue impact from foreign currency fluctuations. The revenue increase was driven by improved revenues in the European and Asia Pacific regions in the first nine months of 2016 as compared to first nine months of 2015. Segment gross margins were flat as compared to the first nine months of 2015.
Marketing Applications: Revenue decreased 39% in the first nine months of 2016 as compared to the first nine months of 2015. The decline in revenue was driven by the divestiture of the marketing applications business on July 1, 2016. Prior to its divestiture, the overall segment gross margin increase was primarily driven by higher product and professional services margins. In the first nine months of 2015 the Company made investments to help better position the Company to go broader in the market, which resulted in lower service margins in 2015.

Financial Condition, Liquidity and Capital Resources
Cash provided by operating activities increased by $25 million in the nine months ended September 30, 2016 compared to the nine months ended September 30, 2015. The increase in cash provided by operating activities was due to changes in working capital, primarily due to a larger collection of receivables as compared to the prior period.
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

The table below shows net cash provided by operating activities and capital expenditures for the following periods:

	Nine Months Ended September 30,
In millions	2016	2015
Net cash provided by operating activities	$395	$370
Less:
Expenditures for property and equipment	(32)	(43)
Additions to capitalized software	(54)	(51)
Free cash flow	$309	$276
Financing activities and certain other investing activities are not included in our calculation of free cash flow. These other investing activities included $16 million for immaterial acquisitions in the nine months ended September 30, 2016 as compared to $9 million in the prior year period. The nine months ended September 30, 2015 also includes $69 million of proceeds from the sale of equity investments. As discussed in Note 13 of Notes to Condensed Consolidated Financial Statements (Unaudited), the Company sold its marketing applications business on July 1, 2016. The proceeds from the business included $92 million, which is subject to a post-closing adjustment for working capital, debt and other metrics.
Teradata’s financing activities for the nine months ended September 30, 2016 consisted of cash outflows for share repurchases, payments on credit facility borrowings and long-term debt. The Company purchased 2.9 million shares of its common stock at an average price per share of $23.83 in the nine months ended September 30, 2016 and 15.5 million shares at an average price per share of $35.45 in the nine months ended September 30, 2015. The first program (the “dilution offset program”), allows the Company to repurchase Teradata common stock to the extent of cash received from the exercise of stock options and the Teradata Employee Stock Purchase Plan (“ESPP”) to offset dilution from shares issued pursuant to these plans. As of September 30, 2016, under the Company’s second share repurchase program (the “general share repurchase program”), the Company had $525 million of authorization remaining to repurchase outstanding shares of Teradata common stock. Share repurchases made by the Company are reported on a trade date basis. Our share repurchase activity depends on factors such as our working capital needs, our cash requirements for capital investments, our stock price, and economic and market conditions.
Proceeds from the ESPP and the exercise of stock options were $28 million for the nine months ended September 30, 2016 and $20 million for the nine months ended September 30, 2015. These proceeds are included in other financing activities, net in the Condensed Consolidated Statements of Cash Flows (Unaudited). Additionally, during the nine months ended September 30, 2016, the Company repaid $180 million against the principal balance of its revolving credit facility (the "Credit Facility") and $22 million on its term loan, which is discussed further below.
Our total in cash and cash equivalents held outside the United States in various foreign subsidiaries was $961 million as of September 30, 2016 and $819 million as of December 31, 2015. The remaining balance held in the United States was $27 million as of September 30, 2016 and $20 million as of December 31, 2015. Under current tax laws and regulations, if cash and cash equivalents and short-term investments held outside the United States are distributed to the United States in the form of dividends or otherwise, we would be subject to additional United States income taxes (subject to an adjustment for foreign tax credits) and possible foreign withholding taxes. As of September 30, 2016, we have not provided for the United States federal tax liability on approximately $1.3 billion of foreign earnings that are considered permanently reinvested outside of the United States.
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
Long-term Debt. Teradata's $600 million term loan is payable in quarterly installments, which commenced on March 31, 2016, with all remaining principal due in March 2020. The outstanding principal amount under the term loan agreement bears interest at a floating rate based upon a negotiated base rate or a Eurodollar rate plus a margin based on the leverage ratio of the Company. As of September 30, 2016, the term loan principal outstanding was $578 million and carried an interest rate of 1.9375%. Unamortized deferred issuance costs of approximately $2 million are being amortized over the five-year term of the loan. The Company was in compliance with all covenants as of September 30, 2016.
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
As of September 30, 2016, the Company had no borrowings outstanding under the Credit Facility, leaving $400 million in additional borrowing capacity available. Unamortized deferred costs on the original credit facility and new lender fees of approximately $1 million are being amortized over the five-year term of the credit facility. The Company was in compliance with all covenants as of September 30, 2016.
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
In many cases, the accounting treatment of a particular transaction is specifically dictated by GAAP and does not require significant management judgment in its application. There are also areas in which management’s judgment in selecting among available alternatives would not produce a materially different result. The significant accounting policies and estimates that we believe are the most critical to aid in fully understanding and evaluating our reported financial results are discussed in the 2015 Annual Report. Teradata’s senior management has reviewed these critical accounting policies and related disclosures and determined that there were no significant changes in our critical accounting policies in the nine months ended September 30, 2016. Also, there were no significant changes in our estimates associated with those policies, except as discussed below.
On April 22, 2016, the Company entered into a definitive Asset Purchase Agreement with Marlin Equity to sell the marketing applications business for $90 million in cash, subject to a post-closing adjustment for working capital, debt and other metrics. The purchase price received for this business was approximately $92 million in cash.

Prior to the sale, the Company performed a goodwill impairment analysis on the business to be disposed of based on the revised fair value. As a result of this analysis, the Company recognized an impairment of goodwill of $57 million in the first quarter of 2016. In addition, acquired intangible assets were reduced in the first quarter of 2016 by $19 million to adjust the carrying amount of the disposal group's net assets and liabilities down to its fair value less cost to sell. No further adjustments were required in the third quarter of 2016 to either goodwill or intangible assets.
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
Based on their evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective to provide reasonable assurance as of September 30, 2016.
Changes in Internal Control over Financial Reporting
There have been no changes in our internal control over financial reporting that occurred during the last fiscal quarter ended September 30, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
Purchase of Company Common Stock
During the third quarter of 2016, the Company executed purchases of 307,978 shares of its common stock at an average price per share of $24.89 under the two share repurchase programs that were authorized by our Board of Directors. The first program (the “dilution offset program”), allows the Company to repurchase Teradata common stock to the extent of cash received from the exercise of stock options and the Teradata Employee Stock Purchase Plan (“ESPP”) to offset dilution from shares issued pursuant to these plans. As of September 30, 2016, under the Company’s second share repurchase program (the “general share repurchase program”), the Company had $525 million of authorization remaining to repurchase outstanding shares of Teradata common stock. Share repurchases made by the Company are reported on a trade date basis.
Section 16 officers occasionally sell vested shares of restricted stock to the Company at the current market price to cover their withholding taxes. For the nine months ended September 30, 2016, the total of these purchases was 7,060 shares at an average price of $24.30 per share.
The following table provides information relating to the Company’s share repurchase programs for the nine months ended September 30, 2016:

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Dilution Offset Program	Total Number of Shares Purchased as Part of Publicly Announced General Share Repurchase Program	Maximum Dollar Value that May Yet Be Purchased Under the Dilution Offset Program	Maximum Dollar Value that May Yet Be Purchased Under the General Share Repurchase Program
Month
First Quarter Total	2,003,600	$23.38	103,600	1,900,000	$9,929,458	$528,496,830
Second Quarter Total	600,000	$24.80	600,000	—	$4,171,541	$528,496,830
July 2016	307,978	$24.89	150,000	157,978	$1,442,851	$524,554,570
August 2016	—	$—	—	—	$7,642,701	$524,554,570
September 2016	—	$—	—	—	$9,490,535	$524,554,570
Third Quarter Total	307,978	$24.89	150,000	157,978	$9,490,535	$524,554,570
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

3.2	Amended and Restated By-Laws of Teradata Corporation, as amended and restated on July 26, 2016 (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K dated [August 1], 2016).

3.3*	Separation Agreement dated as of August 1, 2016 between Robert Fair and the Company (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K dated August 1, 2016).

3.4*	Separation Agreement dated as of August 1, 2016 between Rick Morton and the Company (incorporated by reference to Exhibit 3.8 to the Quarterly Report on Form 10-Q dated August 9, 2016).

3.5*	Offer letter from Teradata Corporation to Suzanne Zoumaras dated September 14, 2016.

4.1	Common Stock Certificate of Teradata Corporation (incorporated by reference to Exhibit 4.1 to the Quarterly Report on Form 10-Q dated November 13, 2007 (SEC file number 001-33458)).

31.1	Certification pursuant to Rule 13a-14(a), dated November 3, 2016.

31.2	Certification pursuant to Rule 13a-14(a), dated November 3, 2016.

32	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated November 3, 2016.

101
Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Condensed Consolidated Statements of Income (Loss) for the three and nine month period ended September 30, 2016 and 2015, (ii) the Condensed Consolidated Statements of Comprehensive Income (Loss) for the three and nine month period ended September 30, 2016 and 2015, (iii) the Condensed Consolidated Balance Sheets at September 30, 2016 and December 31, 2015, (iv) the Condensed Consolidated Statements of Cash Flows for the nine month periods ended September 30, 2016 and 2015 and (v) the notes to the Condensed Consolidated Financial Statements.

* Management contracts or compensatory plans, contracts or arrangements.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TERADATA CORPORATION

Date: November 3, 2016	By:	/s/ Stephen M. Scheppmann
Stephen M. Scheppmann Executive Vice President and Chief Financial Officer