Form 10-K
period 2016-12-31
TERADATA CORP /DE/
filed 2017-02-27
CIK 816761

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2016
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes   ☐    No  ☒
The aggregate market value of voting stock held by non-affiliates of the registrant as of June 30, 2016, was approximately $3.2 billion.
At January 31, 2017, there were approximately 130.7 million shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Part III:
Portions of the registrant’s Notice of Annual Meeting of Stockholders and Proxy Statement, to be filed with the Securities and Exchange Commission pursuant to Regulation 14A within 120 days after registrant’s fiscal year end of December 31, 2016 are incorporated herein by reference.

This report contains trademarks, service marks, and registered marks of Teradata Corporation and its subsidiaries, and other companies, as indicated.

PART I
FORWARD-LOOKING STATEMENTS
Forward-looking statements in our public filings or other public statements are subject to known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements or other public statements. These forward-looking statements were based on various facts and were derived utilizing numerous important assumptions and other important factors, and changes in such facts, assumptions or factors could cause actual results to differ materially from those in the forward-looking statements. Forward-looking statements include the information concerning our future financial performance, business strategy, projected plans and objectives. Statements preceded by, followed by or that otherwise include the words “believes,” “expects,” “anticipates,” “intends,” “projects,” “estimates,” “plans,” “may increase,” “may fluctuate,” and similar expressions or future or conditional verbs such as “will,” “should,” “would,” “may” and “could” are generally forward-looking in nature and not historical facts. You should understand that the factors described under “Risk Factors” and the following important factors could affect our future results and could cause actual results to differ materially from those expressed in such forward-looking statements:

•	our ability to timely and effectively implement our business transformation plan and the execution of our new strategy;

•
the rapidly changing and intensely competitive nature of the information technology (“IT”) industry and the analytic data platform business, including the ongoing consolidation activity, threats from new and emerging analytic data technologies and competitors, and pressure on achieving continued price/performance gains for analytic data solutions;

•
fluctuations in our operating results, timing of transactions, unanticipated delays or accelerations in our sales cycles and the difficulty of accurately estimating revenues, particularly in light of our strategic shift to more revenue over time and the difficulty predicting the extent to which our customers will choose these deployment options;

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

Item 1. BUSINESS
Overview. Teradata Corporation ("we," "us," "Teradata," or the "Company") is a global leader in analytics solutions and services. We empower companies to achieve high-impact business outcomes through analytics at scale, enabled by our technology. We help customers know how and where to use analytics and data to drive business value. We also help customers architect their analytical ecosystem to match technology choices to business needs, and we deploy analytics technology that businesses can scale to meet their growing data analytic needs. Our strategy is to deliver business value by being the best analytical partner to the world’s leading firms across a broad set of industries who have high-priority and complex analytical needs.
Our offerings include analytics solutions, ecosystem architecture consulting and hybrid cloud solutions. These solutions include software and hardware technology components such as data warehousing, big data, and tools for data integration, data discovery, and business intelligence. Our services help companies architect, manage, and integrate their complex and ever-changing analytic ecosystem, and include technology and data architecture consulting, analytic business consulting, open source consulting, and “as-a-service” offerings in the cloud. Additionally, we offer a comprehensive set of support services. In 2016, we announced our new Teradata EverywhereTM offering through which we provide our Teradata database software in a production-scale and deployment agnostic manner. As a result, we now offer our customers flexible deployment options on-premises, in a private cloud, in the public cloud, in the cloud at a Teradata data center or as a hybrid combination of these offerings.Teradata operates from numerous locations within the United States ("U.S.") with the primary locations being Dayton, Ohio; Johns Creek (Atlanta), Georgia; and Rancho Bernardo (San Diego), California. In addition, we have sales, services, research and development, and administrative offices located in 45 countries.
For the full year ended December 31, 2016, we had net income of $125 million and total revenues of $2.322 billion, of which approximately 97% was derived from the data and analytics segment and 3% from the marketing applications segment, which was sold on July 1, 2016. For financial information about these segments and geographic information, see “Note 11—Segment, Other Supplemental Information and Concentrations” in the Notes to Consolidated Financial Statements elsewhere in this Annual Report.
History. Teradata was formed in 1979 as a Delaware corporation, driven by the need for robust computing power to harness the value of aggregated data. In 1984, Teradata established a massively parallel relational database management system that enabled companies to easily scale their data management needs, revolutionizing data analysis for customers. In 1991, AT&T Corp. ("AT&T") acquired NCR Corporation ("NCR") and, later that year, the combined company of AT&T / NCR purchased Teradata.
In 1996, AT&T spun off NCR (including Teradata) to form the independent, publicly-traded NCR. On September 30, 2007, the independent, publicly-traded Teradata Corporation (NYSE: TDC) was created when NCR was effectively separated into two independent, publicly-traded companies through the distribution of 100% of its Teradata data warehousing business to shareholders of NCR.
Since that time, we have increased our investments and focus to be the best analytical partner to the world’s leading firms. We continue to invest to extend our research and development in analytics and analytic consulting.
On July 1, 2016, we completed the sale of our marketing applications business to exclusively focus on our analytics solutions business, in support of our transformation plans.
Industry and Market Opportunity
Our view is that analytics is and will continue to be a management priority for most companies and, in particular, for the majority of our customers. We believe we have a large market opportunity, as Teradata’s strategy encompasses the multi-billion dollar and growing markets of data management, analytic tools and consulting, and packaged analytics, as well as the related consulting and accompanying maintenance services. As organizations work to manage the evolution to increasing digital environments, we believe that they will need help leveraging analytics to deliver high-impact business outcomes. We also believe that companies will need help to implement the right analytic ecosystem architecture, leveraging both commercial and open source technologies. We have tailored Teradata's offerings to meet these needs and to help companies navigate the multitude of ecosystem options, as well as various alternatives for deployment.

We are focused on the 500 largest analytic opportunities globally as we believe that this portion of the market will have the highest growth in the amount of data analytic processing power they consume. We plan to grow revenue in this market segment by expanding our existing customers' analytical ecosystems as well as adding new customers. Overall, we believe that key differentiators for Teradata include the following:

•	Proven experience in solving complex analytical problems,

•	Real-world expertise deploying ecosystems and analytics, and

•	Leading production-scale, deployment agnostic technologies.
Customers. Our new strategy prioritizes our sales focus on business users, as well as technology buyers at leading companies across a broad set of industries, including banking/financial services, communications (including telecommunications, e-business, and media and entertainment), energy, government, insurance and healthcare, manufacturing, oil and gas, retail, travel and transportation logistics, and utilities. These industries provide a good fit for our analytics solutions and services, as they tend to have the greatest analytic potential, with large and growing data volumes, and expanding sources of data, complex data management requirements, or large and varied groups of users.
The extent to which any given customer contributes to our revenues generally varies significantly from year to year and quarter to quarter. Therefore, a customer with a large order in one quarter is likely to generate additional revenue for Teradata in subsequent periods as we provide support services and additional capacity as their analytical ecosystem evolves and grows to meet their business requirements. For the year ended December 31, 2016, our top ten customers collectively accounted for approximately 15% of our total revenues. Moreover, Teradata’s revenue can vary considerably from period to period given the different growth and purchasing patterns of our existing customers’ data warehouse systems, discovery platforms and data management platforms as well as the variable timing of new customer orders. Due to the size and complexity of these transactions (purchases), the sales cycle for a new analytic solution is often fairly long (typically more than a year). Historically, our results in any particular quarter have generally been dependent on our ability to generate a relatively small number of large orders for that quarter. However, we are actively converting customers from perpetual to over time pricing models, which will likely create many more smaller, but more frequent transactions, which will likely decrease the overall variability in the timing of our revenue as we transition to new operating expense-based deployment and purchasing options.

Our Strategy

Teradata is focusing on addressing the needs of the analytics future, as we enable organizations to deliver value through analytics. Through our consultative approach, focused on leading with business outcomes, our goal is to serve as a trusted advisor to both the business and technical leaders in our customers’ organizations. Our business analytics solutions are ideally suited for the world’s largest companies who have the most complex analytics requirements and the need to scale. Teradata’s focus is on being “business outcome led, technology enabled”, as we deliver business value through analytics, as a trusted advisor to both business buyers and IT buyers. Our strategic approach is to make it easy to buy and grow with Teradata. We believe that this strategic approach will best position us to be our customers’ trusted advisor and analytic partner of choice.
Our Solutions
There are three key solutions in our portfolio which support our strategy and which drive consumption of Teradata database software: Hybrid Cloud Solutions, Business Analytics Solutions and Ecosystem Architecture Consulting. In addition, we offer support services to allow customers to maximize availability and better leverage the value of their investments in Teradata solutions.
Hybrid Cloud Solutions
Our Hybrid Cloud Solutions deliver an end-to-end analytical ecosystem across a hybrid cloud architecture. Our offerings provide the ability to manage and access data across all deployment options, including:

•	Teradata Software Sold on Public Clouds for the segment in the market that wants to purchase Teradata software and deploy it in the public cloud of their choice.

•
Teradata Managed Cloud Solutions for the market segment looking for a fully managed service. Our Managed Cloud solutions make it easy for customers; by allowing them to focus on their business while our skilled data scientists and data management experts manage the customers' analytical ecosystem for them.

•	Hybrid Cloud Solutions blending both on-premises and cloud environments. We expect the majority of companies to deploy hybrid cloud architectures.
Our core Teradata database remains a key component within Hybrid Cloud Solutions-it is a critical element in delivering our best-in-class analytics at scale. It provides the foundation for our unique ability to support and manage a wide range of mixed workloads and analytic data functions. Another key component is our Teradata Intelliflex™ Platform, which is our next-generation massively parallel processing ("MPP") architecture. Its fabric-based structure provides multi-dimensional scalability, enabling companies to add processing power and storage capacity independently to meet their current and changing business requirements. A key technology in Intelliflex is the use of hybrid storage that combines Solid State Drive ("SSD") and Hard Disk Drive ("HDD") technologies to optimize performance while appropriately managing costs. Teradata IntelliFlex brings the agile and flexible growth benefits of our cloud offerings to the on-premises environment for our customers.
Business Analytics Solutions
Through our Business Analytics Solutions, we provide a consultative approach to identify and deliver value to business buyers supported by analytic business consulting, data science, and repeatable intellectual property ("IP"). Our Business Analytics Solutions include:

•	Analytic Business Consulting to innovate with our customers on large, complex problems to deliver high-impact business outcomes.

Our business consultants work with customers to discover insights in high-impact areas where we can deliver positive business outcomes. In some cases, we work with customers in areas where we already have experience and assets to leverage, and can accelerate their time to value through our proven methods, IP, and technologies. In other cases, we work with customers to identify and solve new challenges, while capturing new assets. We utilize our global best practices including Business Value Frameworks and our Rapid Analytic Consulting Engagement ("RACE") agile methodology.

•
IP Capture and Management so solutions built for our customers are developed once, and then systematically leveraged, to support future customers. This approach is designed to provide rapid return on investment for customers.

Ecosystem Architecture Consulting

Our Ecosystem Architecture Consulting helps customers build an optimized analytical ecosystem independent of technology, leveraging Teradata, open source and other commercial solutions. Here, our consultants guide chief information officers and their teams in creating the optimal analytical ecosystem for our customers, based on our collective understanding of enterprise-grade scaled analytics, data warehousing, and the open source ecosystem.

Support Services

Our customer services offerings include both proactive and reactive services, including installation, maintenance, monitoring, back-up, and recovery services to allow customers to maximize availability and better leverage the value of their investments in Teradata solutions. They assist customers 24x7x365 for both on-site and remote support. Our customer services team is highly experienced and provides a single point of contact and delivery for the deployment, support and ongoing management of Teradata solutions around the world.

Partners, Marketing and Distribution Channels

Strategic Partnerships. We seek to leverage our sales and marketing reach by partnering with leading global and regional systems integrators, independent software vendors, Hadoop distributors, and consultants, which we believe complement our analytics data platforms.

•
Alliance Partners-Strategic partnerships are a key factor in our ability to leverage the value and expand the scope of our analytic solutions in the marketplace. Our partner program is focused on working collaboratively with independent software vendors in several areas, including tools, data and application integration solutions, data mining, analytics, business intelligence, specific analytic and industry solutions. Our goal is to provide choices to our customers with partner offerings that are optimized and certified with our solutions, and fit within the customer’s analytic environment.

•
Systems Integrators-We also work with a range of systems integrators and consultants that engage in the design, implementation and integration of analytic solutions and analytic applications for our joint clients.

Our strategic partnerships with select global consulting and systems integration firms provide broad industry and technology expertise in the design of business solutions that leverage Teradata technology to enable enterprise analytics. Our strategic global consulting and systems integration partners include Accenture Limited, Capgemini Group, Cognizant Technology Solutions Corporation, Deloitte LLP, International Business Machines Corporation ("IBM"), and Wipro Limited.

Sales and Marketing. We primarily sell and market our solutions and services through a direct sales force, and are aligning our sales teams to best address the 500 largest analytic opportunities globally. We are applying differential resourcing to ensure that our sales and marketing investments are aligned with the customers’ long-term value to Teradata. We have approximately 80% of our employees in customer-facing and/or revenue driving roles (including sales, consulting and customer service, and product engineering).

We support our sales force with marketing and training programs which are designed to:

•	grow awareness, highlighting our technology leadership and differentiation, and our consulting expertise in the market,

•	create demand for our products and services,

•	educate the sales force to build skills and knowledge, as well as

•	provide a robust set of tools for use by our direct sales force.

We employ a broad range of marketing strategies including programs to inform and educate customers and prospects, the media, industry analysts, academics and other third-party influencers. These strategies include targeted, account-based marketing, our global website, webinars, physical and virtual trade shows and conferences, public and media relations, social media, and an extensive customer reference program.

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

Competition. We compete in a large and growing market that is attractive to both legacy and new competitors. Our competition includes new analytics services companies, cloud vendors and open source providers, as well as large traditional competitors, such as IBM and Oracle Corporation ("Oracle"). We believe our focus on business outcomes and proven success will enable us to successfully compete and win with the largest analytic opportunities in the market. We believe our proven architecture for both structured and unstructured data, integrated solutions with high-performing and scalable technology, flexible deployment options in the cloud and on-premises, deep and broad consulting and support services capabilities, strong customer relationships, and our successful track record will collectively enable us to continue to compete successfully. We also compete successfully in the marketplace by offering our ecosystem architecture consulting to help customers bring together our leading software, hardware and related services with open source offerings. For more information, see Item 1A, Risk Factors, elsewhere in this Annual Report.

Competitors take different technical and integration approaches to addressing data analytic needs, and therefore they often recommend a different architecture than we do. We believe that our customers recognize the advantages of our technologies and our approach as described above.

Key factors used to evaluate competitors in these markets include: data analytics experience; business outcome delivery; hybrid cloud offerings and experience; customer references; technology leadership; product quality; performance, scalability, availability and manageability; support and consulting services capabilities; management of technologies in a complex analytical ecosystem; industry knowledge; and total cost of ownership. We believe we have a competitive advantage in providing complete, integrated, and optimized analytic data platforms and analytic services that address customers’ business, technical and architecture requirements. Our differentiation is especially strong with customers that have mission critical, complex, large scale environments and requirements.

Many companies participate in adjacent areas of the analytics market, such as enterprise analytic and business intelligence application software. The status of our business relationships with these companies can influence our ability to compete. Our products also complement offerings of some of our competitors, with whom we have formed partnerships to work with their business intelligence and application software businesses. Examples of these companies include both IBM and Oracle, due to their acquisitions of other business intelligence and consulting companies in recent years.

Seasonality. Historically our sales are seasonal, in line with capital spending patterns of our customers, with lower revenue typically in the first quarter and higher revenue generally in the fourth quarter of each calendar year. Such seasonality causes our working capital cash flow requirements to vary from quarter to quarter depending on the variability in the volume, timing and mix of product sales. Typically, cash provided by operating activities is higher in the first half of the year due to the higher receivable balances at December 31 and the increase in deferred revenue resulting from the timing of annual renewals of our maintenance support agreements. In addition, revenue in the third month of each quarter has historically been significantly higher than in the first and second months. These factors, among others as more fully described in Item 1A, Risk Factors, elsewhere in this Annual Report, make forecasting more difficult and may adversely affect our ability to accurately predict financial results.

Research and Development ("R&D"). We remain focused on designing and developing Hybrid Cloud Solutions that anticipate our customers' evolving technological and delivery needs. As we seek improvements in our products and services, we also consider our customers' current needs as we design our new technology so that new generations of the Teradata database software and platform technology are compatible with prior generations of our technology. We believe our extensive R&D workforce is one of our core strengths. The global R&D team is located in multiple facilities around the world to take advantage of global engineering talent. We anticipate that we will continue to have significant R&D expenditures, which may include complementary strategic acquisitions, in order to help support the flow of innovative, high-quality products, cloud-based offerings, services and applications, which is vital to our leading competitive position. For information regarding the accounting and costs included in R&D activities see “Note 1-Description of Business, Basis of Presentation and Significant Accounting Policies” in the Notes to Consolidated Financial Statements elsewhere in this Annual Report.

Intellectual Property and Technology. The Company owns 702 patents in the U.S. and 38 patents in foreign countries. The foreign patents are generally counterparts of the Company’s U.S. patents. Many of the patents that we own are licensed to others, and we are licensed to use certain patents owned by others. While our portfolio of patents and patent applications in aggregate is of significant value to our Company, we do not believe that any particular individual patent is by itself of material importance to our business as a whole.
In addition, the Company owns copyrights and trade secrets in its vast code base which makes up all of the Teradata software products including analytic data platforms and analytic applications. Teradata’s software products reflect the investment of hundreds of person-years of development work.
The source code versions of our products are protected as trade secrets and, in all major markets, as unpublished copyright works. We also protect our rights in all of our software products and related intellectual property; however, there can be no assurance that these measures will be successful. The Company owns the Teradata® and Aster® trademarks, which are registered in the U.S. and in many foreign countries, as well as other trade names, service marks, and trademarks.
Employees. As of December 31, 2016, we had approximately 10,093 employees globally. We believe that our future success will depend, in part, on our ability to continue to attract, hire and retain skilled and experienced personnel.
Properties and Facilities. Our corporate headquarters is located in Dayton, Ohio, although our Johns Creek (Atlanta), Georgia; and Rancho Bernardo (San Diego), California facilities are also primary locations (within the

U.S.). As of December 31, 2016, we operated 114 facilities in 45 countries throughout the world. We own our Rancho Bernardo research and development complex, while all of our other facilities are leased.
Executive Officers of the Registrant. The following table and biographies sets forth information as of February 27, 2017 regarding the individuals who are serving as our executive officers.

Name	Age	Position(s)
Victor Lund	69	President and Chief Executive Officer
John Dinning	49	Executive Vice President and Chief Business Officer
Dan Harrington	53	Executive Vice President, Consulting and Support Services
Laura Nyquist	63	General Counsel and Secretary
Oliver Ratzesberger	46	Executive Vice President and Chief Product Officer
Stephen Scheppmann	61	Executive Vice President and Chief Financial Officer
Suzanne Zoumaras	53	Executive Vice President and Chief Human Resource Officer
Victor Lund. Victor Lund has been the President and Chief Executive Officer of Teradata since May 2016 and has served on the Company’s Board of Directors since 2007. Mr. Lund also served as chair of its Audit Committee from 2007 until May 2016. Previously, Mr. Lund was the non-executive chairman of the board of DemandTec, Inc., a publicly-held, on-demand applications company, from December 2006 until February 2012. Prior to that, Mr. Lund was non-executive chairman of the board of Mariner Health Care, Inc., a long-term health care services company, from 2002 to 2004, and he was vice chairman of Albertson’s, Inc. from 1999 to 2002. He was also chairman of the board of American Stores Company from 1995 until 1999 and its chief executive officer from 1992 until 1999. During his 22-year career with American Stores, Mr. Lund also held many operating executive positions. He also serves as a director of Service Corporation International and has served on a number of publicly-traded company boards, including Del Monte Foods Company and Delta Airlines.
John Dinning. John Dinning is the Company’s Executive Vice President and Chief Business Officer with responsibility for leading strategy and marketing for the Company. He has served in this role since July 2016. Prior to that time, during 2016, he led the Company’s business transformation strategy and direction as its Chief Transformation Officer, and continues to oversee the action plans to move the organization forward. From 2012 to 2016, he led the Company’s data and analytics product management and product marketing functions, adding responsibility for cloud operations in June 2015. In his previous role as Vice President of Corporate Development, from 2007 to 2012, Mr. Dinning was responsible for Teradata’s overall corporate strategy and mergers and acquisitions. Prior to that, he was Vice President, Horizontal Solutions and Global Alliances from 2005 to 2007, which included the marketing and business development around Teradata’s customer management, finance and performance management, and demand and supply chain solutions, as well as, leadership of Teradata’s global alliances organization. Mr. Dinning joined Teradata in 2000 as a result of the acquisition of campaign management start-up Ceres Integration Solutions where he was responsible for marketing, product management, and software quality engineering.
Dan Harrington. Dan Harrington is the Executive Vice President, Consulting and Support Services, and has served as head of Teradata’s entire global services organization including both consulting and support services since 2012 with added responsibility for the international sales region on an interim basis from June 2015 until August 2016. Previously, Mr. Harrington served as Executive Vice President, Technology and Support Services of Teradata from 2007 to 2012. He served as Vice President, Customer Services, Teradata Division of NCR, from 2005 until 2007. From 1999 to 2004, he was Vice President, Northern Europe, Teradata Division with responsibility for Europe sales. Mr. Harrington joined NCR in 1985 and held a number of positions of increasing responsibility in the areas of sales, marketing and product management before he joined Teradata.
Laura Nyquist. Laura Nyquist is the General Counsel and Secretary of Teradata and has served in this role since joining Teradata in 2007. From May 2016 until October 2016, Ms. Nyquist also served as the Company’s Interim Chief Human Resource Officer. Prior to joining Teradata, Ms. Nyquist held a number of senior management roles at NCR after joining that company in 1986, including Deputy General Counsel and Chief Counsel, Business Counsel

Group from 2006 to 2007, Chief Counsel, Financial Solutions Division from 2004 to 2006, and Vice President, Corporate Affairs, and Secretary to the NCR Board of Directors from 1999 to 2004.
Oliver Ratzesberger. Oliver Ratzesberger serves as the Executive Vice President and Chief Product Officer of Teradata with responsibility for the research and development of the Company’s data and analytics solutions. Previously, from June 2015 to August 2016, he was President, Teradata Labs and, from 2013 to June 2015, led the software teams for Teradata Labs. Before joining Teradata in 2013, he served as Vice President, Information Analytics and Innovation at Sears Holdings Corporation from 2011 until 2013. Prior to that, he was at eBay Inc., from 2004 until 2011, where he was responsible for its data warehouse and big data platforms as its Senior Director, Analytics Platform. Before joining eBay, Mr. Ratzesberger worked for startups in software development and information technology, and from 1996 to 2004, he held various positions in data warehousing and professional services for NCR.
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
Suzanne Zoumaras. Suzanne Zoumaras is Teradata’s Executive Vice President and Chief Human Resource Officer and has served in this role since joining Teradata in October 2016. Ms. Zoumaras is responsible for the company’s talent strategies and programs, including recruiting, compensation, benefits, equity programs, engagement and retention, and employee relations. Most recently, from 2015 until its sale in May 2016, she served as Senior Vice President, Global Human Resources at Atmel Corporation, a $1.2 billion, San Jose-based public company and a leader in the design and manufacture of semiconductors at the center of the Internet of Things. Prior to that, from 2007 to 2015, Ms. Zoumaras was the Senior Vice President, Global Human Resources, at Entropic Communications, Inc., a fabless semiconductor company that designs, develops and markets semiconductor solutions.
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
The failure to realize the anticipated benefits of our business transformation plan and execution of our new strategy - including transition to new business focus areas and delivery models, sales structures, talent management restructuring, and cost rationalization initiatives could adversely impact our business and financial results.
The successful implementation of our business transformation plan to evolve with the market and expand our market opportunity presents significant organizational and infrastructure challenges. As a result, we may not be able to implement and realize the anticipated benefits from our plan. Events and circumstances, such as financial or unforeseen difficulties, delays and unexpected costs, may occur that could result in our not realizing desired outcomes. Any failure to implement the plan in accordance with our expectations could have a material adverse effect on our financial results. Even if the anticipated benefits and savings are substantially realized, there may be consequences, internal control issues, or business impacts that were not expected. Additionally, as a result of our restructuring efforts in connection with our business transformation plan, we may experience a loss of continuity, loss of accumulated knowledge or loss of efficiency during transitional periods. Reorganization and restructuring can require a significant amount of management and other employees' time and focus, which may divert attention from operating activities and growing our business. If we fail to achieve some or all of the expected benefits of these activities, it could have a material adverse effect on our competitive position, business, financial condition, results of operations and cash flows.
From time to time, the Company exits businesses or attempts to sell assets that are no longer central to its strategic objectives, such as the marketing applications business which was sold on July 1, 2016. Any such disposition or attempted disposition is subject to risks, including risks related to the terms and timing of such disposition, risks related to obtaining necessary government or regulatory approvals, risks related to retained liabilities not subject to the company’s control, and risks related to the need to provide transition services to the disposed business, which may result in the diversion of resources and focus.
As part of our transformation strategy, the Company will release new offerings and employ new product and services delivery methods, such as software-only, software as a service, and cloud offerings. It is uncertain whether these strategies will prove successful or whether we will be able to develop the necessary business models, infrastructure and systems to support the business. This includes having or hiring the right talent to execute our business strategy. Market acceptance of new product and service offerings will be dependent in part on our ability to include functionality and usability that address customer requirements, and optimally price our products and services to meet customer demand and cover our costs. Our go-to-market strategy also must adjust to customers' changing buying preferences and our new products and delivery options, and there can be no assurance that our new go-to-market plans will adequately and completely address such preferences. New product and services offerings may increase our risk of liability and cause us to incur significant technical, legal or other costs. For example, with our cloud-based offerings, market acceptance is affected by a variety of factors, including information security, reliability, performance, the sufficiency of technological infrastructure to support our products and services in certain geographies, customer concerns with entrusting a third party to store and manage its data and access this data once a contract has expired, and consumer concerns regarding data privacy and the enactment of laws or regulations that restrict our ability to provide such services to customers. If we are unable to respond to these threats, our business could be harmed.
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
As the market trends toward more limited IT spending, there could be fewer customer transactions, or smaller transactions, or customers delaying investments in our products and services. In the past, we have seen periodic breaks in the buying patterns from some of our larger customers, which indicate a level of maturation of their current data warehouse implementation or a shifting of IT priorities when these customers are still leveraging the investments they have made in their core data warehousing infrastructures during past years. In addition, reduced prices and improvements in analytic data solutions may increase pressure on our product revenues and margins, as well as on the annuity streams we receive from our maintenance business. If the growth rates for the analytic data solutions market decline for any reason, there could be a decrease in demand for our products and services, which could have a material adverse effect on our financial results.
Renewal Rates and Support Services-If our existing customers fail to renew their support agreements, if customers do not license updated software products on terms favorable to us, or if customers do not renew their subscription license arrangements with us, our revenues could be adversely affected.
We currently derive a significant portion of our overall revenues from maintenance services and unspecified when-and-if-available upgrades, and we depend on our installed customer base for future revenue from maintenance services and upgrades to updated products. The terms of our standard maintenance services and software upgrade arrangements generally provide for the payment of license fees and prepayment of first-year support fees and are generally renewable on an annual basis. The IT industry generally has been experiencing increasing pricing pressure from customers when purchasing or renewing support agreements. Mergers and acquisitions in certain industries that we serve could result in a reduction of the software and hardware being serviced and put pressure on our maintenance terms with customers who have merged. Given this environment, there can be no assurance that our current customers will renew their maintenance agreements or agree to the same terms when they renew, which could result in our reducing or losing maintenance fees.
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
Additionally, Teradata’s solution offerings have been expanded to include subscription licenses, hosting arrangements and software as a service, which can change the timing of when revenues are recognized. Additionally, future revenue streams could be adversely affected if customers do not renew their subscription licenses, hosting arrangements or software as a service arrangements.

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
We are continually evaluating the most effective ways to extend Teradata’s core technology and expand our family of compatible analytic platforms and solutions to address multiple market segments and solution offerings. From time to time, this includes acquisitions, equity investments or joint ventures. Such transactions entail various risks, including risks associated with:

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
Changes in U.S. or international tax laws or tax rulings could materially impact our effective tax rate. For example, there have been proposals from Congress to change U.S. tax laws that would significantly impact how U.S. multinational corporations are taxed on foreign earnings, including limitations on the ability to defer U.S. taxation on earnings outside the U.S. until those earnings are repatriated to the U.S. In addition, unilateral or multi-jurisdictional actions by various tax authorities, including an increase in tax audit activity, to address “base erosion and profit shifting” by multinational companies could also have an adverse impact on our tax liabilities. Although we cannot predict whether or in what form any proposed legislation may pass, if enacted, it could have a material adverse impact on our tax expense and cash flows.
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
We also realize different average selling prices and margins on different versions of our analytic data platforms, as well as certain components we re-sell as part of our solutions, and the mix of such hardware and software varies from quarter to quarter depending on customer requirements. In addition, changes in the price and performance of our analytic data platforms, particularly for certain hardware components, could negatively impact maintenance and support services revenues. Additionally, as we implement part of our business transformation plan and shift from upfront perpetual licenses to recurring over time models for both on-premises and cloud offerings, our revenue mix may be impacted.
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
As a technology company, our intellectual property portfolio is crucial to our continuing ability to be a leading analytic solutions provider. We strive to protect and enhance our proprietary intellectual property rights through patent, copyright, trademark and trade secret laws, as well as through technological safeguards. These efforts include protection of the products and application, diagnostic and other software we develop.
To the extent we are not successful our business could be materially adversely impacted. We may be unable to prevent third parties from using our technology without our authorization or independently developing technology that is similar to ours, particularly in those countries where the laws do not protect our proprietary rights as fully as in the U.S. (such as Iran, China and certain European Eastern Bloc countries who may use NSSAPC to advance their own industries). With respect to our pending patent applications, we may not be successful in securing patents for these claims, and our competitors may already have applied for patents that, once issued, will prevail over our patent rights or otherwise limit our ability to sell our products.
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
Open Source Software-The growing market acceptance of open source software and lower cost alternatives present challenges for our industry.
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
In 2016, the percentage of our total revenues from outside of the U.S. was 46%. We believe that our geographic diversity may help to mitigate some risks associated with geographic concentrations of operations (e.g., adverse changes in foreign currency exchange rates and deteriorating economic environments or business disruptions due to economic or political uncertainties). However, our ability to sell our solutions internationally is subject to the following risks, among others:

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
Our products are subject to U.S. export controls and, when exported from the U.S., or re-exported to another country, must be authorized under applicable U.S. export regulations. Changes in our products or changes in export regulations may create delays in the introduction of our products in international markets, prevent our customers with international operations from deploying our products throughout their global systems or, in some cases, prevent the export of our products to certain countries or customers altogether. Any change in export regulations or related legislation, shift in approach to the enforcement or scope of existing regulations, or change in the countries, persons or technologies targeted by these regulations could result in decreased use of our products by, or in our decreased ability to export or sell our products to, existing or potential customers with international operations.
Foreign Currency-Our revenue and operating income are subject to variability due to the effects of foreign currency fluctuations against the U.S. dollar.
We have exposure to more than 30 functional currencies. The primary foreign currencies to which we are exposed include the euro, British pound, Japanese yen, the Australian dollar, the Canadian dollar and other Asian and South American currencies. A significant portion of our revenue and operating income is generated outside the U.S., and therefore our financial results may fluctuate due to the effects of such foreign currency fluctuations, which are difficult to predict. For example, in the event that one or more European countries were to replace the euro with another currency, Teradata sales into such countries, or into Europe generally, would likely be adversely affected until stable exchange rates are established. In addition, currency variations can affect margins on sales of our products in countries outside of the U.S. and margins on sales of products that include components obtained from suppliers located outside of the U.S.

Risks Relating to the Referendum of the United Kingdom’s Membership of the European Union

On June 23, 2016, the United Kingdom (the “U.K.”) held a referendum in which voters approved an exit from the European Union (the “E.U.”), commonly referred to as “Brexit”. As a result of the referendum, it is expected that the British government will begin negotiating the terms of the U.K.’s future relationship with the E.U. The announcement of Brexit caused significant volatility in global stock markets and currency exchange rate fluctuations that resulted in the strengthening of the U.S. dollar against foreign currencies in which we conduct business. The strengthening of the U.S. dollar relative to other currencies may adversely affect our operating results. The announcement of Brexit may also create global economic uncertainty, which may cause our customers to closely monitor their costs and reduce their spending budgets on our products and services. Any of these effects of Brexit, among others, could adversely affect our business, financial condition, operating results and cash flows.
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

Internal control over financial reporting, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control objectives will be met. These inherent limitations include system errors, the potential for human error and unauthorized actions of employees or contractors, inadequacy of controls, temporary lapses in controls due to shortfalls in transition planning and oversight or resources, and other factors. Consequently, such controls may not prevent or detect misstatements in our reported financial results as required under SEC and New York Stock Exchange (“NYSE”) rules, which could increase our operating costs or impair our ability to operate our business. Controls may also become inadequate due to changes in circumstances, and it is necessary to replace, upgrade or modify our internal information systems from time to time. In addition, unforeseen risks may arise in connection with financial reporting systems due to inefficient business processes, business process reengineering projects, or changes in accounting standards.
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
In addition, we are subject to diverse and complex laws and regulations, including those relating to corporate governance, public disclosure and reporting, which are rapidly changing and subject to many possible changes in the future. From time to time, we may conduct internal investigations in connection with our efforts to ensure compliance with such laws and regulations, the costs or results of which could impact our financial results. In addition, we may be subject to unexpected costs in connection with new public disclosure or other regulatory requirements that are issued from time to time. Laws and regulations impacting our customers, such as those relating to privacy, data protection and digital marketing, could also impact our future business. Because we do business in the government sector, we are generally subject to audits and investigations which could result in various civil or criminal fines, penalties or administrative sanctions, including debarment from future government business, which could negatively impact the Company’s results of operations or financial condition.
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
There is active enforcement and ongoing focus by the SEC and other governmental authorities on the U.S. Foreign Corrupt Practices Act (“FCPA”), the U.K. Bribery Act of 2010 (the “Bribery Act”) and similar anti-bribery, anti-corruption laws in other countries. Given the breadth and scope of our international operations, we may not be able to detect improper or unlawful conduct by our international partners and employees, despite our high ethics, governance and compliance standards, which could put the Company at risk regarding possible violations of such laws, including the FCPA or the Bribery Act.
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
As of December 31, 2016, Teradata operated 114 facilities in 45 countries consisting of approximately 1.5 million square feet throughout the world. Approximately 28% of this square footage is owned and the rest is leased. Within the total facility portfolio, Teradata operates 14 research and development facilities totaling approximately 600 thousand square feet, of which approximately 68% is owned. The remaining approximately 900 thousand square feet of space includes office, repair, warehouse and other miscellaneous sites, and is 100% leased. Teradata believes its facilities are suitable and adequate to meet its current needs. Teradata’s corporate headquarters is located in Dayton, Ohio.

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
Teradata common stock trades on the New York Stock Exchange under the symbol “TDC.” There were approximately 59,638 registered holders of Teradata common stock as of February 9, 2017. The following table presents the high and low closing per share prices of Teradata common stock traded on the New York Stock Exchange during the calendar quarter indicated.

	Common Stock Closing Market Price
	High	Low
2016
Fourth quarter	$30.63	$26.42
Third quarter	$32.62	$24.78
Second quarter	$29.05	$24.40
First quarter	$27.48	$22.60
2015
Fourth quarter	$30.63	$25.58
Third quarter	$37.11	$27.70
Second quarter	$45.89	$36.95
First quarter	$46.98	$41.63
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

The following graph compares the relative performance of Teradata stock, the Standard & Poor’s ("S&P") 500 Stock Index and the S&P Information Technology Index. This graph covers the five-year period from December 31, 2011 to December 31, 2016.

	As of December 31,
Company/Index	2011	2012	2013	2014	2015	2016
Teradata Corporation	$100	$128	$94	$90	$54	$56
S&P 500 Index	$100	$116	$154	$175	$177	$198
S&P Information Technology Index	$100	$115	$147	$177	$188	$214
In each case, assumes a $100 investment on December 31, 2011, and reinvestment of all dividends, if any.
Purchases of Equity Securities by the Issuer and Affiliated Purchases
For the year ended December 31, 2016, the Company executed purchases of approximately 3 million shares of its common stock at an average price per share of $24.25 under the two share repurchase programs authorized by our Board of Directors in 2008. The first program (the “dilution offset program”) authorizes the Company to repurchase Teradata common stock to the extent of cash received from the exercise of stock options and under the Teradata Employee Stock Purchase Plan (“ESPP”) to offset dilution from shares issued pursuant to these plans. On February 6, 2012, the board approved a new $300 million share repurchase authorization to replace a prior $300 million authorization under the Company’s second share repurchase program (the “general share repurchase program”), that was to expire on February 10, 2012. Since February 2012, Teradata’s Board of Directors has approved, in $300 million increments, additional share repurchase authorizations for a total of $2.0 billion under the Company’s general share repurchase program on each of the following dates: December 10, 2012, October 14, 2013, May 5, 2014, December 18, 2014, and May 4, 2015. An additional share repurchase authorization of $500 million was approved by the board in August 20, 2015. As of December 31, 2016, the Company had $512 million of authorization remaining to repurchase outstanding shares of Teradata common stock under the general share repurchase program. Share repurchases made by the Company are reported on a trade date basis.
In addition to the share repurchase programs, Section 16 officers occasionally transfer vested shares of restricted stock to the Company at the current market price to cover their withholding taxes. For the year ended December 31, 2016, the total of these purchases was 30,411 shares at an average price of $25.74 per share.

The following table provides information relating to the Company’s repurchase of common stock for the year ended December 31, 2016:

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Dilution Offset Program	Total Number of Shares Purchased as Part of Publicly Announced General Share Repurchase Program	Maximum Dollar Value that May Yet Be Purchased Under the Dilution Offset Program	Maximum Dollar Value that May Yet Be Purchased Under the General Share Repurchase Program
Period
First quarter total	2,003,600	$23.38	103,600	1,900,000	$9,929,458	$528,496,830
Second quarter total	600,000	$24.80	600,000	—	$4,171,541	$528,496,830
Third quarter total	307,978	$24.89	150,000	157,978	$9,490,535	$524,554,570
October 2016	—	$—	—	—	$10,588,745	$524,554,570
November 2016	187,100	$26.97	—	187,100	$11,516,583	$519,508,404
December 2016	300,000	$26.61	—	300,000	$12,682,315	$511,525,804
Fourth quarter total	487,100	$26.75	—	487,100	$12,682,315	$511,525,804
2016 Full year total	3,398,678	$24.25	853,600	2,545,078	$12,682,315	$511,525,804

Item 6.	SELECTED FINANCIAL DATA

	For the Years Ended December 31
In millions, except per share and employee amounts	2016 (1)	2015 (2)	2014	2013	2012
Revenue	$2,322	$2,530	$2,732	$2,692	$2,665
Income (loss) from operations	$232	$(195)	$503	$532	$580
Other (expense) income, net	$(11)	$51	$(9)	$(24)	$(2)
Income tax expense	$96	$70	$127	$131	$159
Net income (loss)	$125	$(214)	$367	$377	$419
Net income (loss) per common share
Basic	$0.96	$(1.53)	$2.36	$2.31	$2.49
Diluted	$0.95	$(1.53)	$2.33	$2.27	$2.44
	At December 31
	2016	2015	2014	2013	2012
Total assets	$2,413	$2,527	$3,132	$3,096	$3,066
Debt, including current portion	$570	$780	$468	$274	$289
Total stockholders’ equity	$971	$849	$1,707	$1,857	$1,779
Number of employees	10,093	11,300	11,500	10,800	10,200
(1) Includes $76 million ($70 million after-tax) for impairment of goodwill and acquired intangibles

(2)	Includes $478 million ($457 million after-tax) for impairment of goodwill and acquired intangibles

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (“MD&A”)
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
BUSINESS OVERVIEW
Teradata is a global leader in analytic data solutions and related services. Our analytic data solutions comprise software, hardware, and related business consulting and support services for analytics across a company’s entire analytical ecosystem. We help customers access and manage data and extract business value and insight from their data. Our applications are designed to leverage data to help customers discover and exploit new insights such as:

•	determining and maximizing customer and product profitability,

•	more accurately forecasting consumer demand, and

•	creating more predictable and less costly supply chains.

Our consulting services allow customers to maximize use and obtain great value from their analytics investments. Our services include a broad range of offerings including consulting to help organizations design, optimize and manage their analytic and big data environments, either on-premises or in the cloud. Our value-added consulting services provide expertise in data architecture services, cloud ("software as a service", "analytics as a service"), private cloud, managed services, and related installation services. In addition to our consulting services we offer a comprehensive set of support services. We serve customers around the world across a broad set of industries, including communications, ecommerce, financial services, government, gaming, healthcare, insurance, manufacturing, media and entertainment, oil and gas, retail, travel and transportation, and utilities - with offerings ranging from small departmental implementations to many of the world’s largest analytic data platforms. To meet evolving trends in information management, we provide our offerings on-premises or in the cloud (as a service).
2016 FINANCIAL OVERVIEW
As more fully discussed in later sections of this MD&A, the following are the financial highlights for 2016:

•
Revenue decreased 8% in 2016 from 2015 to $2,322 million. The year-over-year revenue comparison was negatively impacted by 1 percentage point from foreign currency fluctuations and the sale of the marketing applications business in 2016.

•	Gross margin was 51.2% in 2016, up from 50.4% in 2015, which was largely due to improved deal mix and product mix.

•
Operating income was $232 million in 2016, up from operating loss of $(195) million in 2015. The year-over-year increase was primarily due to more significant impairments of goodwill and acquired intangibles in 2015 than 2016, as well as a decrease in operating expenses.

•
Net income of $125 million in 2016 versus a net loss of $(214) million in 2015. Net income per diluted share was $0.95 in 2016 compared to net loss per common share of $(1.53) in 2015. Net income for 2016 includes a $70 million after-tax impairment loss for goodwill and acquired intangibles, approximately $47 million in after-tax impacts of acquisition-related transaction, integration and reorganization expenses, and amortization of acquired intangible assets, compared to $502 million of such costs and expenses in 2015.

STRATEGIC OVERVIEW
Teradata’s strategy is based around our core belief that analytics and data unleash the potential of great companies. We empower companies to achieve high-impact business outcomes through scalable analytics on an agile data foundation. Through our focus on leading with business outcomes and a consultative approach, our goal is to serve as a trusted advisor to both the business and technical leaders in our customers’ organizations. Our business analytics solutions are ideally suited for the world’s largest companies who have the most complex analytics requirements and the need to scale.
Our strategy is to provide a differentiated set of offerings to this target market through the following portfolio of solutions, including the following:

•
Hybrid Cloud: leading technology and services to deliver an analytic ecosystem deployed in a hybrid cloud architecture, including offerings such as managed cloud, private cloud, public cloud, and on premises software and hardware.

•
Business Analytics Solutions: deliver high-value business outcomes realized by engaging with business users through solution-based selling that leverages analytic consulting and repeatable analytical intellectual property ("IP");

•
Ecosystem Architecture Consulting: best-in-class architecture consulting expertise to help customers build optimized analytical ecosystems independent of technology, leveraging both open source and commercial solutions; and

We deliver our solutions on-premises, via the cloud, and "as a service"; offering customers choice in how they deploy a Teradata analytics environment and leverage the power of our solutions. These flexible delivery options are designed to extend our market opportunity.
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
In summary, our long-term strategic objectives are to:

•	deliver business outcomes for our customers through technology-enabled analytics at scale,

•	by focusing on companies with the largest analytic opportunities,

•	by offering market-leading hybrid cloud technology,

•	that is enabled by a world class go-to-market sales and support team,

•	with the ultimate goal of generating revenue, earnings, and cash flow growth.

FUTURE TRENDS

We believe that future demand for our analytic solutions will increase based on the growth of new, high volume data sources such as sensor and machine-generated data, and based on data and analytics enabled use cases in areas such as seismic/exploration, genomics and biological research, connected cars, and smart cities.

Analytic environments are becoming more complex to design and manage as there are increasing types of analytic tools and techniques, multiple data management systems both on-premises and in the cloud, commercial and open source technologies to be integrated, varying service level requirements, and the growth and volume of data. This complexity drives the need for an overall architecture to manage such environments. Demand for value-added consulting and services is growing as customers seek help with evolving their analytic architectures, rapidly deploying their analytic architectural solutions, and increasingly look to purchase analytic capabilities “as a service".

Overall, analytics are growing in importance as global businesses seek new means to drive business value from the ever-increasing amounts and types of data. As a result, we expect that Teradata’s leadership status and investments in our strategic areas of focus will position us for future growth.

This growth, however, is not expected to be without its challenges from general economic conditions, competitive pressures, alternative technologies, and other risks and uncertainties. Over the past few years, we have seen a shift in the market that included a reduction in customers’ large capital investments in traditional data analytic systems and related services. Specifically, customers have been focusing investments in their analytical ecosystems on products which have lower average selling prices than traditional integrated data warehouse ("IDW") environments, and changing their buying behavior with decisions shifting from IT to business users who typically want operating expense purchasing options. As a result, our revenue has been impacted by our customers’ focus on less capital intensive options like cloud, subscription-based licenses, rental and usage-based models. In addition, an increasing percentage of our customers want to buy easy-to-use, vendor managed, on-line delivery “as-a-service” analytics rather than analytic systems. Currently, we believe that the greatest challenge for future revenue growth relates to our ability to adapt and respond to this market shift with respect to the way customers want to purchase and deploy analytic technologies.

Overall, we believe that the IDW will remain a critical part of companies’ analytical ecosystems and Teradata’s technology is highly differentiated with our ability to handle the concurrency and service level agreements of hundreds to thousands of mission-critical users and applications. Further, we believe the Company has the opportunity for continued revenue growth from both the expansion of our existing customers’ analytical ecosystems as well as the addition of new customers. Teradata has expanded our offerings as well as our pricing options to make it easier for customers to buy and expand with Teradata including flexible offerings including availability in the cloud and over time pricing programs.

There is risk that pricing and competitive pressures on our solutions could increase in the future as major customers evaluate and rationalize their analytics infrastructure, particularly to the extent that cost becomes the top focus and lower-cost/lower performing alternatives are more seriously and frequently considered. However, such alternatives generally do not enable companies to perform mission-critical, complex analytic workloads to address customer's needed business outcomes from large-scale analytics, discovery analytics, and data management such as those enabled by Teradata’s portfolio of offerings. As the market continues to evolve, we will be challenged to generate revenue growth shorter term as customers purchase in smaller deal sizes, and more of our customers shift from upfront perpetual licenses to over time models at a pace which is difficult to predict.

As described above, we are also transforming our go-to-market approach to better position Teradata with both business buyers and IT buyers, and to expand with our existing customers as well as add more customers. To meet this objective, we will focus on execution and monitoring our progress with respect to this evolution, as well as working to infuse talent into our organization with key skill sets to support our strategy. We continue to believe that analytics will remain a high priority for companies and longer term will drive growth for Teradata’s leading solutions. Moreover, we continue to be committed to new product development and achieving a positive yield from our research and development spending and resources, which are intended to drive future demand. In addition, we will continue to optimize our go-to-market structure to focus on the greatest analytic opportunities, and to manage our cost structure as we work to broaden our product and consulting services portfolios and market penetration.

As a portion of the Company’s operations and revenue occur outside the United States ("U.S."), and in currencies other than the U.S. dollar, the Company is exposed to fluctuations in foreign currency exchange rates. Based on currency rates as of January 31, 2017, Teradata is expecting one point of negative impact from currency translation on our full year projected revenue growth rate.

BUSINESS TRANSFORMATION
Teradata continues to advance in the execution of its business transformation plan to return the Company to profitable growth. As described above, we are strengthening our consultative approach to selling data analytics that enable high-impact business outcomes for our customers and extend our portfolio of hybrid cloud solutions. We are also realigning our go-to-market approach to improve sales effectiveness and achieve better financial results. We will continue to invest and prioritize initiatives that strengthen our ability to be our customers’ trusted advisor for data and analytics.
In addition, our broad-reaching transformation is intended to drive change across our Company, including in the following key areas:

•
Cloud - We plan to continue to expand our data warehouse offerings in the public cloud and in Teradata’s managed cloud environments. With our "Teradata Everywhere" initiative, we offer our customers greater flexibility and agility through the same Teradata database that we offer on premises, now in a managed cloud, public cloud, or private cloud environment. Teradata Everywhere is designed to speed time to value, save costs, and encourage analytics use throughout the organization. We are building new services for cloud migration as well as for design, implementation and management of cloud and hybrid cloud environments.

•
On-premises data warehouse - We have introduced methods to make it easier to buy, expand, and seamlessly upgrade data warehouses. We expect that our IntelliFlex platform architecture, released in early 2016, will provide more flexible configurations and seamless expansions of our customers’ IDW environments, and that the software-only version of our Teradata database will allow us to expand with both new and existing customers.

•
Analytical ecosystem - We are adding to our data load and integration software and service offerings capabilities that manage customers' analytical ecosystems with new products such as Teradata UnityTM, QueryGridTM, and ListenerTM. These offerings help connect and manage the customers' ecosystems to help manage and extract value from their data.

We expect the mix of our revenues to shift toward cloud, analytical ecosystem, and analytic consulting services over time, as these are faster growing markets, which we believe will help increase our recurring revenue over time.
Another element that is critical to Teradata's successful transformation plan is modifying our go-to-market efforts to a more consultative approach to better address the increasing relevance of business buyers and to help customers build analytical ecosystems that include our own technologies as well as open source and other commercial solutions. We have actions underway to adjust our go-to-market efforts to address these new approaches and to align with the way we believe that our customers want to buy data analytics solutions.
We have reviewed and rationalized the Company's expense structure and are now moving from a cost reduction initiative to a cost management approach as we invest for Teradata’s future, including investments to support our cloud-based initiatives, analytical solutions, realignment of our go-to-market approach, and modernizing our infrastructure.
One of Teradata’s key strategic initiatives is to enable analytics for companies by making it easier to buy and easier to grow from traditional on-premises deployments to hybrid cloud solutions. These hybrid solutions offer simplified and consistent approaches with operating expense alternatives in addition to traditional capital intensive outlays. This strategy should accelerate our move away from traditional, upfront revenue sales and deployment models to a model where revenue is recognized over time. As a result, the Company’s revenue could decline in the short-term as customers transition to these purchasing models. Therefore, Teradata is introducing additional financial and performance measures to allow for greater transparency regarding the progress we are making toward achieving our strategic objectives. These new financial and performance measures currently include the following:

•
TCORE Growth - a measure of consumption of the Teradata database solution. It is based on the performance of a system as calculated by number of cores reduced by an input/output ("I/O") factor, recognizing that an I/O starved central processing unit ("CPU") will not provide optimum performance.

•	Annual Recurring Revenue (ARR) - is the annual value at a point in time of all of our recurring contracts, including support, software upgrade rights, subscription licenses, rental and cloud.

•	Recurring Revenue as a % of Total Revenue - revenue from all recurring contracts, including support, software upgrade rights, subscription licenses, rental and cloud divided by total Company revenue.

•
Business Consulting Revenue Growth - revenue growth from our strategic service offerings around Analytics Consulting, Business Consulting, and Ecosystem Architecture consulting. Although the revenue from Business Consulting represents a small percent of total Company revenue, it is a leading indicator of future TCORE growth and measures our effectiveness of becoming a “Trusted Advisor” within our customers and targeted prospects.

RESULTS FROM OPERATIONS FOR THE YEARS ENDED DECEMBER 31, 2016, 2015 AND 2014
Revenue

		% of		% of		% of
In millions	2016	Revenue	2015	Revenue	2014	Revenue
Product revenue	$889	38.3%	$1,057	41.8%	$1,227	44.9%
Service revenue	1,433	61.7%	1,473	58.2%	1,505	55.1%
Total revenue	$2,322	100%	$2,530	100%	$2,732	100%
Total revenue decreased 8% in 2016 as compared to 2015. The revenue decrease included a 1% adverse impact from foreign currency fluctuations. The revenue decline was primarily due to customers increasingly opting for subscription-based (term) licenses, rental of hardware, and cloud adoption. This has an impact on the amount of revenue that is booked upfront versus over the term of the contract. In addition, the sale of the marketing applications business, which generated $69 million in revenue in 2016 (before the sale on July 1, 2016) compared to $153 million in 2015, had a negative impact on total revenue of 3%. Product revenue decreased 16% in 2016 from 2015 primarily due to customers increasingly opting for our subscription-based purchase options. Service revenue decreased 3% in 2016 from 2015, with an underlying 6% decrease in consulting services revenue and 1% increase in maintenance services revenue compared to 2015. Services revenue declined primarily due to the sale of the marketing applications business on July 1, 2016 and foreign currency fluctuations, which had a 2% adverse impact on services revenue.
In 2015, total revenue decreased 7% as compared to 2014. The revenue decrease included a 5% adverse impact from foreign currency fluctuations. The revenue decline was due primarily to constrained information technology budgets, extended sales cycles, and a reduction in large customer orders, as well as the impact currency translation had on reported revenue growth. Product revenue decreased 14% in 2015 from 2014 primarily due to a decrease in customers' large capital expenditures and foreign currency fluctuations, which had a 5% adverse impact on product revenue. Service revenue decreased 2% in 2015 from 2014, with an underlying 5% decrease in consulting services revenue and 1% increase in maintenance services revenue compared to 2014. Services revenue declined due to foreign currency fluctuations, which had a 6% adverse impact on services revenue.
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

Gross margin for the following years ended December 31 was as follows:

		% of		% of		% of
In millions	2016	Revenue	2015	Revenue	2014	Revenue
Gross margin
Product gross margin	$537	60.4%	$617	58.4%	$784	63.9%
Service gross margin	651	45.4%	659	44.7%	695	46.2%
Total gross margin	$1,188	51.2%	$1,276	50.4%	$1,479	54.1%

In 2016, product margin increased 2% points due to favorable deal and product mix. Service gross margin improved 1% points driven by the exiting of the marketing applications business which had a lower service margin rate than the Data and Analytics service rate.
In 2015, product margin declined 5.5% points due to deal mix (including a higher mix of hardware versus software deals as well as pricing programs that are intended to make it easier to buy Teradata), foreign currency, a lower mix of integrated data warehousing products and a reduction in product volume. Service gross margin declined 1.5% points due to investments in our big data consulting capabilities, the marketing applications business (prior to the decision to exit this business), and investments in our Teradata cloud capabilities.

Operating Expenses

		% of		% of		% of
In millions	2016	Revenue	2015	Revenue	2014	Revenue
Operating expenses
Selling, general and administrative expenses	$664	28.6%	$765	30.2%	$770	28.2%
Research and development expenses	212	9.1%	228	9.0%	206	7.5%
Impairment of goodwill, acquired intangibles and other assets	80	3.4%	478	18.9%	—	—%
Total operating expenses	$956	41.2%	$1,471	58.1%	$976	35.7%
In 2016, selling, general and administrative ("SG&A") expense decreased by $101 million or 13% compared to 2015. The decrease is driven by the exit of the marketing applications business and cost reduction initiatives, partially offset by higher annual incentive payment accruals.
Research and development ("R&D") expenses decreased $16 million or 7% in 2016 due to the exit of the marketing applications business and cost reduction initiatives partially offset by additional spending for strategic initiatives including further investment in our managed and public cloud offerings, Teradata software-only and our Intelliflex platform.
In 2015, SG&A expense decreased by $5 million or 1% compared to 2014. The decrease is a result of the change in foreign currency exchange rates, partially offset by increased investments in demand creation resulting from our strategic investment initiatives. R&D expenses increased $22 million or 11% in 2015 due to additional investments in big data analytics, cloud and marketing applications, which included incremental expenses from acquisitions. The increase in R&D expense was also caused by a decrease in capitalized software of $7 million compared to 2014.
The Company recognized an impairment of goodwill of $57 million and acquired intangibles of $19 million in 2016 to adjust the marketing applications business, which was sold on July 1, 2016, to its fair value less cost to sell. In addition, the Company recorded a $4 million impairment charge related to the sale of its corporate plane. The Company recorded a goodwill impairment of $437 million and an impairment of acquired intangibles of $41 million in 2015, also related to the marketing applications business (see Note 15 of Notes to Consolidated Financial Statements).
Other (Expense) Income, net

In millions	2016	2015	2014
Gain (loss) on securities	$2	$57	$(9)
Interest income	7	5	5
Interest expense	(12)	(9)	(3)
Other	(8)	(2)	(2)
Total Other (Expense) Income, net	$(11)	$51	$(9)
In 2016, other expense included a foreign exchange loss of $9 million related to the devaluation of the Egyptian pound. The increase in interest expense and interest income compared to 2015 was due to an increase in interest rates. In 2015, other income primarily included a gain of $57 million from sale of equity investments. This was partially offset by an increase in interest expense due to an increase in debt. In 2014, other expense primarily included a loss of $9 million on an equity investment arising from an impairment of carrying value.

Income Taxes
The effective income tax rate for the following years ended December 31 was as follows:

	2016	2015	2014
Effective Tax Rate	43.4%	(48.6)%	25.7%
The 2016 effective tax rate was impacted by the $57 million of goodwill impairment charge recorded in the first quarter of 2016, all of which were treated as a permanent non-deductible tax item. In addition, a discrete tax charge of $22 million was recorded in the third quarter of 2016 for the tax impact of the sale of the marketing applications business, which occurred on July 1, 2016. In the fourth quarter of 2016, the Company recorded $8 million of tax expense associated with the issuance of new U.S. Treasury Regulations under Internal Revenue Code Section 987 on December 7, 2016, which clarified how companies calculate foreign currency translation gains and losses for income tax purposes for branches whose accounting records are kept in a currency other than the currency of the company. Also in the fourth quarter of 2016, the Company elected to early adopt Accounting Standards Update 2016-09, Improvements to Employee Share-Based Payment Accounting. As a result, the Company incurred a $5 million discrete tax expense associated with the net shortfall arising from 2016 equity compensation vestings and exercises.
The 2015 effective tax rate was impacted by the $437 million of goodwill impairment charges recorded for 2015, of which $414 million was treated as a permanent non-deductible tax item. This resulted in full-year income tax expense in 2015 of $70 million, on a pre-tax net loss of $(144) million, causing a negative tax rate of 48.6%. There were no material discrete tax items impacting the effective tax rate for full year 2014.
Revenue and Gross Margin by Operating Segment
Effective January 1, 2016, Teradata implemented an organizational change in which it now manages the Company's business under two geographic regions and the marketing applications division (prior to its sale on July 1, 2016); which are also the Company’s operating segments: (1) Americas Data and Analytics (North America and Latin America); (2) International Data and Analytics (Europe, Middle East, Africa, Asia Pacific and Japan); and (3) Marketing Applications. Effective July 1, 2016, following the sale of the marketing applications business, Teradata is managing its business in two operating segments: (1) Americas region (North America and Latin America); and (2) International region (Europe, Middle East, Africa, Asia Pacific and Japan). For purposes of discussing results by segment, management excludes the impact of certain items, consistent with the manner by which management evaluates the performance of each segment. This format is useful to investors because it allows analysis and comparability of operating trends. It also includes the same information that is used by Teradata management to make decisions regarding the segments and to assess financial performance. The chief operating decision maker evaluates the performance of the segments based on revenue and multiple profit measures, including segment gross margin. For management reporting purposes assets are not allocated to the segments. Our segment results are reconciled to total company results reported under U.S. generally accepted accounting principles (“GAAP”) in Note 11 of Notes to Consolidated Financial Statements. Prior period segment information has been reclassified to conform to the current period presentation.
The following table presents revenue and operating performance by segment for the years ended December 31:

		% of		% of		% of
In millions	2016	Revenue	2015	Revenue	2014	Revenue
Segment revenue
Americas Data and Analytics	$1,334	57.4%	$1,470	58.2%	$1,534	56.2%
International Data and Analytics	919	39.6%	907	35.8%	1,034	37.8%
Total Data and Analytics	2,253	97.0%	2,377	94.0%	2,568	94.0%
Marketing Applications	69	3.0%	153	6.0%	164	6.0%
Total segment revenue	$2,322	100%	$2,530	100%	$2,732	100%
Segment gross margin
Americas Data and Analytics	$754	56.5%	$824	56.1%	$917	59.8%
International Data and Analytics	425	46.2%	429	47.3%	523	50.6%
Total Data and Analytics	1,179	52.3%	1,253	52.7%	1,440	56.1%
Marketing Applications	33	47.8%	63	41.2%	78	47.6%
Total segment gross margin	$1,212	52.2%	$1,316	52.0%	$1,518	55.6%
Americas Data and Analytics: Revenue decreased 9% as customers continue to evaluate lower cost (and less capital intensive) alternatives as well as our new purchasing and deployment options. As discussed in the future trends section of this MD&A, the revenue decline was driven by our customers' focus on less capital intensive options like cloud, subscription licenses, rental and usage-based models, which results in revenue being recognized over time instead of upfront. Segment gross margins as a percentage of revenue were higher driven by an increase in product gross margin. The increase in the product gross margin was driven by favorable deal and product mix.
In 2015, revenue was down 4% primarily driven by a decrease in customer large capital expenditure transactions. The results included a 2% adverse impact from foreign currency fluctuations. Gross margins as a percentage of revenue were down in 2015 compared to 2014 due to the high mix of hardware versus software deals and the impact of foreign currency exchange rates.
International Data and Analytics: Revenue increased by 1%, which included a 2% adverse impact from foreign currency fluctuations. The revenue increase was led by good growth in Western Europe and China. Gross margins were down due to a higher mix of service revenue, which has a lower margin profile versus product revenue.
In 2015, revenue was down 12%, which was almost entirely due to a 11% adverse impact from foreign currency fluctuation. Gross margins were down due to lower revenue volume from foreign currency fluctuations and a higher mix of service revenue, which has a lower margin profile versus product revenue.
Marketing Applications: Revenue decreased by $84 million or 55% in 2016 from 2015. The decline in revenue was driven by the divestiture of the marketing applications business on July 1, 2016. Prior to its divestiture, the overall segment gross margin increase was primarily driven by higher product and professional services margins. In 2015, the Company made investments to help better position the Company to go broader in the market, which resulted in lower service margins in 2015.
In 2015, revenue decreased $11 million or 7% from 2014. The revenue decrease included a 6% adverse impact from foreign currency fluctuations. The overall gross margin decrease in 2015 from 2014 is primarily driven by investments in the cloud business as well as lower professional services margins, which were impacted by investments to help better position the Company to go broader in the market and drive long-term growth in this business.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES
Teradata ended 2016 with $974 million in cash and cash equivalents, a $135 million increase from the December 31, 2015 balance, after using approximately $82 million for repurchases of Company common stock, and approximately $16 million for acquisitions and investment activities which were completed during the year. Cash provided by operating activities increased by $45 million to $446 million in 2016. The increase in cash provided by operating activities was primarily due to favorable changes in net working capital, primarily due to a larger collection of receivables as compared to the prior year.
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
The table below shows net cash provided by operating activities and capital expenditures for the following periods:

In millions	2016	2015	2014
Net cash provided by operating activities	$446	$401	$680
Less:
Expenditures for property and equipment	(53)	(52)	(54)
Additions to capitalized software	(65)	(68)	(75)
Free cash flow	$328	$281	$551
Financing activities and certain other investing activities are not included in our calculation of free cash flow. In 2016 and 2015, these other investing activities primarily consisted of immaterial complementary business acquisitions and equity investment activities that were closed during these years along with the sale of the marketing applications business on July 1, 2016.
Teradata’s financing activities for the years ended December 31, 2016 primarily consisted of cash outflows of $82 million for share repurchases, repayments of credit facility borrowings of $180 million, repayment of existing term loan of $30 million and $30 million from other financing activities, net of tax paid for shares withheld upon equity award settlement. Teradata's financing activities for the year ended December 31, 2015 primarily consisted of cash outflows of $657 million for share repurchases, proceeds from credit facility borrowings of $180 million, repayments of credit facility borrowings of $220 million, and proceeds from a new term loan of $600 million and repayment of an existing term loan of $247 million. The Company purchased 3.4 million shares of its common stock at an average price per share of $24.25 in 2016, 19 million shares at an average price per share of $34.15 in 2015, and 13 million shares at an average price per share of $43.09 in 2014.
Share repurchases were made under two share repurchase programs initially authorized by our Board of Directors in 2008. The first program (the “dilution offset program”) authorizes the Company to repurchase Teradata common stock to the extent of cash received from the exercise of stock options and the Teradata Employee Stock Purchase Plan (“ESPP”) to offset dilution from shares issued pursuant to these plans. On February 6, 2012, the board approved a new $300 million share repurchase authorization to replace a prior $300 million authorization (the “general share repurchase program”), that was to expire on February 10, 2012. Since February 2012, Teradata’s Board of Directors has approved, in $300 million increments, additional share repurchase authorizations for a total of $2.0 billion under the Company’s general share repurchase program on each of the following dates: December

10, 2012, October 14, 2013, May 5, 2014, December 18, 2014 and May 4, 2015. An additional share repurchase authorization of $500 million was approved by the board on August 20, 2015. As of December 31, 2016, the Company had $512 million of authorization remaining to repurchase outstanding shares of Teradata common stock under the general share repurchase program. Share repurchases made by the Company are reported on a trade date basis. Our share repurchase activity depends on factors such as our working capital needs, our cash requirements for capital investments, our stock price, and economic and market conditions, as well as merger and acquisition opportunities. Proceeds from the ESPP and the exercise of stock options were $31 million in 2016, $24 million in 2015 and $29 million in 2014. These proceeds are included in other financing activities, net in the Consolidated Statements of Cash Flows.
Our total cash and cash equivalents held outside the U.S. in various foreign subsidiaries was $957 million as of December 31, 2016 and $819 million as of December 31, 2015. The remaining balance held in the U.S. was $17 million as of December 31, 2016 and $20 million as of December 31, 2015. Under current tax laws and regulations, if cash and cash equivalents held outside the U.S. are distributed to the U.S. in the form of dividends or otherwise, we would be subject to additional U.S. income taxes (subject to an adjustment for foreign tax credits) and potential foreign withholding taxes. As of December 31, 2016, we have not provided for the U.S. federal tax liability on approximately $1.3 billion of foreign earnings that are considered permanently reinvested outside of the U.S.
On March 25, 2015, Teradata replaced its existing five-year, $300 million revolving credit facility with a new $400 million revolving credit facility (the “Credit Facility”). The Credit Facility ends on March 25, 2020 at which point any remaining outstanding borrowings would be due for repayment unless extended by agreement of the parties for up to two additional one-year periods. The interest rate charged on borrowings pursuant to the Credit Facility can vary depending on the interest rate option the Company chooses to utilize and the Company’s leverage ratio at the time of the borrowing. In 2016, Teradata chose a floating rate based on the London Interbank Offered Rate (“LIBOR”). The Credit Facility is unsecured and contains certain representations and warranties, conditions, affirmative, negative and financial covenants, and events of default customary for such facilities. As of December 31, 2016, the Company had no outstanding borrowings on the Credit Facility, leaving $400 million in additional borrowing capacity available. The Company was in compliance with all covenants as of December 31, 2016.
Also on March 25, 2015, Teradata closed on a new senior unsecured $600 million five-year term loan, the proceeds of which were used to pay off the remaining $247 million of principal on its existing term loan, pay off the $220 million outstanding balance on the prior credit facility, and fund share repurchases. The $600 million term loan is payable in quarterly installments, which commenced on March 31, 2016, with all remaining principal due in March 2020. The outstanding principal amount under the term loan agreement bears interest at a floating rate based upon a negotiated base rate or a Eurodollar rate plus in each case a margin based on the leverage ratio of the Company. As of December 31, 2016, the term loan principal outstanding was $570 million and carried an interest rate of 2.1875%. The Company was in compliance with all covenants as of December 31, 2016.
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

Contractual and Other Commercial Commitments. In the normal course of business, we enter into various contractual obligations that impact, or could impact, our liquidity. The following table and discussion outlines our material obligations at December 31, 2016, with projected cash payments in the periods shown:

	Total		2018-	2020-	2022 and
In millions	Amounts	2017	2019	2021	Thereafter
Principal payments on long-term debt	$570	$30	$127	$413	$—
Interest payments on long-term debt	36	13	21	2	—
Lease obligations	67	22	28	9	8
Purchase obligations	17	7	8	2	—
Total debt, lease and purchase obligations	$690	$72	$184	$426	$8
Our principal payments on long-term debt represent the expected cash payments on our $600 million term loan and do not include any fair value adjustments or discounts and premiums. Our interest payments on long-term debt represent the estimated cash interest payments based on the prevailing interest rate as of December 31, 2016. As of December 31, 2016, the Company had no borrowings outstanding under the Credit Facility, leaving $400 million in additional borrowing capacity available. Our lease obligations in the above table include Company facilities in various domestic and international locations. Purchase obligations are committed purchase orders and other contractual commitments for goods and services, and include non-cancelable contractual payments for fixed or minimum amounts to be purchased in relation to service agreements with various vendors for ongoing telecommunications, information technology, hosting and other services.
Additionally, the Company has $20 million in total uncertain tax positions recorded as non-current liabilities on its balance sheet as of December 31, 2016. These items are not included in the table of obligations shown above. The settlement period for the non-current income tax liabilities cannot be reasonably estimated as the timing and the amount of the payments, if any, will depend on possible future tax examinations with the various tax authorities. However, it is not expected that any payments will be due within the next 12 months.
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
The Company reviews the relative selling price on a periodic basis and updates it, when appropriate, to ensure that the practices employed reflect the Company’s recent pricing experience. The Company maintains internal controls over the establishment and updates of these estimates, which includes review and approval by the Company’s management. For the year ended December 31, 2016 there was no material impact to revenue resulting from changes in the relative selling price, nor does the Company expect a material impact from such changes in the near term.
Capitalized Software
Costs incurred in researching and developing a computer software product that will be sold, leased or otherwise marketed are charged to expense until technological feasibility has been established. Technological feasibility is established when planning, designing and initial coding activities that are necessary to establish that the product can be produced to meet its design specifications are complete. In the absence of a detailed program design or for agile development activities, a working model is used to establish technological feasibility. Once technological feasibility is established, all development costs are capitalized until the product is available for general release to customers. Judgment is required in determining when technological feasibility of a product is established. The timing of when various research and development projects become technologically feasible or ready for release can cause fluctuations in the amount of research and development costs that are expensed or capitalized in any given period, thus impacting our reported profitability for that period.
In the fourth quarter of 2016, the Company began moving towards more frequent releases of its products, which significantly shortens the opportunity to capitalize software development costs. Our research and development efforts have become more driven by market requirements and rapidly changing customers' needs. In addition, the Company started applying agile development methodologies to help respond to new technologies and trends. Agile development methodologies are characterized by a more dynamic development process with more frequent and iterative revisions to a product releases' features and functions as the software is being developed. Due to the shorter development cycle and focus on rapid production associated with agile development, the Company does not anticipate capitalizing significant amounts of external use software development costs in future periods due to the relatively short duration between the completion of the working model and the point at which a product is ready for general release. Prior capitalized costs will continue to be amortized under the greater of revenue-based or straight-line method over the estimated useful life.
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
The Company’s intention is to permanently reinvest its foreign earnings outside of the U.S. As a result, the effective tax rates are largely based upon the pre-tax earnings mix and allocation of certain expenses in various taxing jurisdictions where the Company conducts its business. These jurisdictions apply a broad range of statutory income tax rates; the U.S. statutory corporate income tax rate is currently 35% as compared to the overall statutory effective tax rate of our various foreign jurisdictions of approximately 12%. As of December 31, 2016, the Company has not provided for federal income taxes on earnings of approximately $1.3 billion from its foreign subsidiaries.
We account for uncertainty in income taxes by prescribing thresholds and attributes for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. We may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. We record any interest and/or penalties related to uncertain tax positions in the income tax expense line on our Consolidated Statements of Income. As of December 31, 2016, the Company has a total of $30 million of unrecognized tax benefits, of which $20 million is included in the other liabilities section of the Company’s consolidated balance sheet as a non-current liability. The remaining balance of $10 million of uncertain tax positions relates to certain tax attributes both generated by the Company and acquired in various acquisitions, which are netted against the underlying deferred tax assets recorded on the balance sheet.
We regularly review our deferred tax assets for recoverability and establish a valuation allowance if it is more likely than not that some portion or all of a deferred tax asset will not be realized. We recorded $26 million in 2016 and $25 million in 2015 for valuation allowances. Due to a change in tax law enacted in the state of California in the fourth quarter of 2012, the Company established a valuation allowance to partially offset its California R&D tax credit carryforward deferred tax asset, as the Company expects to continue to generate excess California R&D tax credits into the foreseeable future.
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
Goodwill and Acquired Intangible Assets
The Company reviews goodwill for impairment annually and whenever events or changes in circumstances indicate the carrying value of goodwill may not be recoverable. The Company tests goodwill by first performing a qualitative analysis (Step 0) to determine if it is more likely than not that the fair value of the reporting unit is below its carrying value. Qualitative factors may include, but are not limited to, economic, market and industry conditions, and overall financial performance of the reporting unit. If the Company determines that it is more likely than not that the fair value of the reporting unit is below its carrying value after assessing these qualitative factors, then the guidance on goodwill impairment requires the company to perform a two-step impairment test. In the first step, the Company compares the fair value of each reporting unit to its carrying value. The Company typically determines the fair value of its reporting units using a weighting of fair values derived from the income and market approaches. Under the income approach, the Company calculates the fair value of a reporting unit based on the present value of estimated future cash flows. The market approach estimates fair value based on market multiples of revenue and earnings derived from comparable companies with similar operating and investment characteristics as the reporting unit. If the fair value of the reporting unit exceeds the carrying value of the net assets assigned to that unit, goodwill is not impaired. If the carrying value of the net assets assigned to the reporting unit exceeds the fair value of the reporting unit, then the second step of the impairment test is performed in order to determine the implied fair value of the reporting unit’s goodwill in the same manner as if the reporting unit was being acquired in a business combination. The implied fair value of the goodwill in step two analysis is determined by the acquisition method of accounting for business combinations which requires the company to estimate the fair value of assets and liabilities and to allocate the fair value between net assets and goodwill. If the carrying value of a reporting unit’s goodwill exceeds its implied fair value, then the company records an impairment loss equal to the difference. Teradata reviewed two reporting units in its 2016 goodwill impairment assessment, as each operating segment was deemed as a reporting unit for purposes of testing. Based on the Company's evaluation and weighting of the events and circumstances that have occurred since the most recent Step 1 test, the Company concluded that it was not more likely than not that the fair value of each reporting unit was below its carrying value. Therefore, the Company determined that it was not necessary to perform a Step 1 goodwill impairment test for the reporting units in 2016. See “Note 3—Goodwill and Acquired Intangible Assets" for additional information.
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
Pension and Postemployment Benefits
We measure pension and postemployment benefit costs and credits using actuarial valuations. Actuarial assumptions attempt to anticipate future events and are used in calculating the expense and liability relating to these plans. These factors include assumptions we make about interest rates, expected investment return on plan assets, total and involuntary turnover rates, and rates of future compensation increases. In addition, our actuarial consultants also use subjective factors such as withdrawal rates and mortality rates to develop our valuations. We review and update these assumptions on an annual basis at the beginning of each fiscal year. We are required to consider current market conditions, including changes in interest rates, in making these assumptions. The actuarial assumptions that we use may differ materially from actual results due to changing market and economic conditions, higher or lower withdrawal rates, or longer or shorter life spans of participants. These differences may result in a significant impact to the measurement of our pension and postemployment benefit obligations, and to the amount of pension and postemployment benefits expense we have recorded or may record. For example, as of December 31, 2016, a one-half percent increase/decrease in the discount rate would change the projected benefit obligation of our pension plans by approximately $6 million, and a one-half percent increase/decrease in our involuntary turnover assumption would change our postemployment benefit obligation by approximately $11 million.
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
The Company employs a foreign currency hedging strategy to limit potential losses in earnings or cash flows from adverse foreign currency exchange rate movements. Foreign currency exposures arise from transactions denominated in a currency other than the Company’s functional currency and from foreign denominated revenue and profit translated into U.S. dollars. The primary currencies to which the Company is exposed include the euro, the British pound, the Japanese yen, the Australian dollar, the Canadian dollar and other Asian and South American currencies. Exposures are hedged with foreign currency forward contracts with maturity dates of twelve months or less. The potential loss in fair value at December 31, 2016, for such contracts resulting from a hypothetical 10% adverse change in all foreign currency exchange rates is approximately $2 million. This loss would be mitigated by corresponding gains on the underlying exposures. For additional information regarding the Company’s foreign currency hedging strategy, see “Note 7— Derivative Instruments and Hedging Activities” in the Notes to Consolidated Financial Statements elsewhere in this Annual Report.

Item 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Teradata Corporation:
In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of income (loss), comprehensive income (loss), changes in stockholders’ equity and cash flows present fairly, in all material respects, the financial position of Teradata Corporation and its subsidiaries at December 31, 2016 and December 31, 2015, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2016 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management's Annual Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company's internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.
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

/s/ PricewaterhouseCoopers LLP
Atlanta, GA
February 27, 2017

TERADATA CORPORATION
Consolidated Statements of Income (Loss)
In millions, except per share amounts

	For the Years Ended December 31
	2016	2015	2014
Revenue
Product revenue	$889	$1,057	$1,227
Service revenue	1,433	1,473	1,505
Total revenue	2,322	2,530	2,732
Costs and operating expenses
Cost of products	352	440	443
Cost of services	782	814	810
Selling, general and administrative expenses	664	765	770
Research and development expenses	212	228	206
Impairment of goodwill, acquired intangibles and other assets	80	478	—
Total costs and operating expenses	2,090	2,725	2,229
Income (loss) from operations	232	(195)	503
Other (expense) income, net
Interest expense	(12)	(9)	(3)
Other income (expense), net	1	60	(6)
Total other (expense) income, net	(11)	51	(9)
Income (loss) before income taxes	221	(144)	494
Income tax expense	96	70	127
Net income (loss)	$125	$(214)	$367
Net income (loss) per common share
Basic	$0.96	$(1.53)	$2.36
Diluted	$0.95	$(1.53)	$2.33
Weighted average common shares outstanding
Basic	129.7	139.6	155.3
Diluted	131.5	139.6	157.8
The accompanying notes are an integral part of the consolidated financial statements.

TERADATA CORPORATION

Consolidated Statements of Comprehensive Income (Loss)
In millions

	For the Years Ended December 31
	2016	2015	2014
Net income (loss)	$125	$(214)	$367
Other comprehensive (loss) income:
Foreign currency translation adjustments	(7)	(36)	(47)
Securities:
Reclassification of gain to net income	—	(26)	—
Unrealized (loss) gain on securities, before tax	—	(7)	50
Tax impact on securities	—	2	(19)
Net change in securities	—	(31)	31
Defined benefit plans:
Reclassification of loss to net income	3	3	1
Defined benefit plan adjustment, before tax	(12)	(9)	(29)
Defined benefit plan adjustment, tax portion	3	1	7
Defined benefit plan adjustment, net of tax	(6)	(5)	(21)
Other comprehensive loss	(13)	(72)	(37)
Comprehensive income (loss)	$112	$(286)	$330
The accompanying notes are an integral part of the consolidated financial statements.

TERADATA CORPORATION
Consolidated Balance Sheets
In millions, except per share amounts

	At December 31
	2016	2015
Assets
Current assets
Cash and cash equivalents	$974	$839
Accounts receivable, net	548	580
Inventories	34	49
Assets held for sale	—	214
Other current assets	65	52
Total current assets	1,621	1,734
Property and equipment, net	138	143
Capitalized software, net	187	190
Goodwill	390	380
Acquired intangible assets, net	11	22
Deferred income taxes	49	41
Other assets	17	17
Total assets	$2,413	$2,527
Liabilities and stockholders’ equity
Current liabilities
Current portion of long-term debt	$30	$30
Short-term borrowings	—	180
Accounts payable	103	96
Payroll and benefits liabilities	139	120
Deferred revenue	369	367
Liabilities held for sale	—	58
Other current liabilities	88	102
Total current liabilities	729	953
Long-term debt	538	567
Pension and other postemployment plan liabilities	96	89
Long-term deferred revenue	14	15
Deferred tax liabilities	33	28
Other liabilities	32	26
Total liabilities	1,442	1,678
Commitments and contingencies (Note 8)
Stockholders’ equity
Preferred stock: par value $0.01 per share, 100.0 shares authorized, no shares issued and outstanding at December 31, 2016 and 2015, respectively	—	—
Common stock: par value $0.01 per share, 500.0 shares authorized, 130.6 and 130.7 shares issued at December 31, 2016 and 2015, respectively	1	1
Paid-in capital	1,220	1,128
Accumulated deficit	(161)	(204)
Accumulated other comprehensive loss	(89)	(76)
Total stockholders’ equity	971	849
Total liabilities and stockholders’ equity	$2,413	$2,527
The accompanying notes are an integral part of the consolidated financial statements.

TERADATA CORPORATION
Consolidated Statements of Cash Flows
In millions

	For the Years Ended December 31
	2016	2015	2014
Operating activities
Net income (loss)	$125	$(214)	$367
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	128	170	169
Stock-based compensation expense	62	56	50
Excess tax benefit from stock-based compensation	—	(2)	(2)
Deferred income taxes	(3)	(39)	(2)
(Gain) loss on investments	(2)	(57)	9
Impairment of goodwill, acquired intangibles and other assets	80	478	—
Changes in assets and liabilities, net of acquisitions:
Receivables	40	1	101
Inventories	14	(11)	18
Account payables and accrued expenses	11	(8)	(23)
Deferred revenue	1	24	(28)
Other assets and liabilities	(10)	3	21
Net cash provided by operating activities	446	401	680
Investing activities
Expenditures for property and equipment	(53)	(52)	(54)
Additions to capitalized software	(65)	(68)	(75)
Proceeds from sales of property and equipment	5	—	—
Proceeds from disposition of investments	2	85	—
Proceeds from sale of business	92	—	—
Business acquisitions and other investing activities, net	(16)	(17)	(69)
Net cash used in investing activities	(35)	(52)	(198)
Financing activities
Proceeds from long-term borrowings	—	600	—
Repayments of long-term borrowings	(30)	(247)	(26)
Proceeds from credit facility borrowings	—	180	220
Repayments of credit-facility borrowings	(180)	(220)	—
Repurchases of common stock	(82)	(657)	(551)
Excess tax benefit from stock-based compensation	—	2	2
Other financing activities, net	30	18	29
Net cash used in financing activities	(262)	(324)	(326)
Effect of exchange rate changes on cash and cash equivalents	(14)	(20)	(17)
Increase in cash and cash equivalents	135	5	139
Cash and cash equivalents at beginning of year	839	834	695
Cash and cash equivalents at end of year	$974	$839	$834
Supplemental data
Cash paid during the year for:
Income taxes	$105	$98	$133
Interest	$12	$8	$3
The accompanying notes are an integral part of the consolidated financial statements.

TERADATA CORPORATION
Consolidated Statements of Changes in Stockholders’ Equity
In millions

	Common Stock		Treasury Stock		Paid-in	Retained Earnings (Accumulated	Accumulated Other Comprehensive
	Shares	Amount	Shares	Amount	Capital	Deficit)	Income (Loss)	Total
December 31, 2013	191	$2	(32)	$(1,184)	$973	$2,033	$33	$1,857
Net income						367		367
Employee stock compensation, employee stock purchase programs and option exercises	2	(1)			78			77
Income tax benefit from stock compensation plans					3			3
Retirement of common stock previously held as treasury	(32)		32	1,184		(1,184)
Repurchases of common stock, retired	(13)					(560)		(560)
Pension and postemployment benefit plans, net of tax							(21)	(21)
Unrealized gain on securities							31	31
Currency translation adjustment							(47)	(47)
December 31, 2014	148	$1	—	$—	$1,054	$656	$(4)	$1,707
Net loss						(214)		(214)
Employee stock compensation, employee stock purchase programs and option exercises	2				78			78
Income tax benefit from stock compensation plans					(4)			(4)
Repurchases of common stock, retired	(19)					(646)		(646)
Pension and postemployment benefit plans, net of tax							(5)	(5)
Securities, net of tax							(31)	(31)
Currency translation adjustment							(36)	(36)
December 31, 2015	131	$1	—	$—	$1,128	$(204)	$(76)	$849
Net income						125		125
Employee stock compensation, employee stock purchase programs and option exercises	3				92			92
Repurchases of common stock, retired	(3)					(82)		(82)
Pension and postemployment benefit plans, net of tax							(6)	(6)
Currency translation adjustment							(7)	(7)
December 31, 2016	131	$1	—	$—	$1,220	$(161)	$(89)	$971
The accompanying notes are an integral part of the consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 1 Description of Business, Basis of Presentation and Significant Accounting Policies
Description of the Business. Teradata Corporation (“Teradata” or the “Company”) is a global leader in analytic data platforms, analytic applications and related services. The Company’s analytic data platforms are comprised of software, hardware, and related business consulting and support services for data warehousing and big data analytics.
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
Revenue Recognition. Teradata’s solution offerings typically include software, unspecified when-and-if-available upgrades, hardware, maintenance support services, and other consulting, implementation and installation-related (“consulting”) services. Teradata records revenue when it is realized, or realizable, and earned. Teradata considers these requirements met when:

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
The Company’s deliverables often involve delivery or performance at different periods of time. Revenue for software is generally recognized upon delivery with the hardware once title and risk of loss have been transferred. Revenue for unspecified upgrades or enhancements on a when-and-if-available basis are recognized straight-line over the term of the arrangement. Revenue for maintenance support services is also recognized on a straight-line basis over the term of the contract. Revenue for other consulting, implementation and installation services is recognized as services are provided. In certain instances, acceptance of the product or service is specified by the customer. In such cases, revenue is deferred until the acceptance criteria have been met. Delivery and acceptance generally occur in the same reporting period. The Company’s arrangements generally do not include any customer negotiated provisions for cancellation, termination or refunds that would significantly impact recognized revenue.
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
VSOE is based upon the normal pricing and discounting practices for those products and services when sold separately. Teradata uses the stated renewal rate approach in establishing VSOE for maintenance and when-and-if-available upgrades (collectively referred to as PCS). Under this approach, the Company assesses whether the contractually stated renewal rates are substantive and consistent with the Company’s normal pricing practices. Renewal rates greater than the lower level of our targeted pricing ranges are considered to be substantive and, therefore, meet the requirements to support VSOE. In instances where there is not a substantive renewal rate in the arrangement, the Company allocates revenue based upon BESP, using the minimum established pricing targets as supported by the renewal rates for similar customers utilizing the bell-curve method. Teradata also offers consulting and installation-related services to its customers, which are considered non-software deliverables if they relate to the nodes. These services are rarely considered essential to the functionality of the data warehouse solution deliverable and there is never software customization of the proprietary database software. VSOE for consulting services is based on the hourly rates for standalone consulting services projects by geographic region and are indicative of the Company’s customary pricing practices. Pricing in each market is structured to obtain a reasonable margin based on input costs.
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
The primary consideration in developing BESP for the Company’s nodes is the bell-curve method based on historical transactions. The BESP analysis is at the geography level in order to align it with the way in which the Company goes to market and establishes pricing for its products. The Company has established discount ranges off of published list prices for different geographies based on strategy and maturity of Teradata’s presence in the respective geography. There are distinctions in each geography and product group which support the use of geographies and markets for the determination of BESP. For example, the Company’s U.S. market is relatively mature and most of the large transactions are captured in this market, whereas the International markets are less mature with generally smaller deal size. Additionally, the prices and margins for the Company’s products vary by geography and by product class. BESP is analyzed on a semi-annual basis using data from the four previous quarters, which the Company believes best reflects most recent pricing practices in a changing marketplace.
The Company reviews VSOE, TPE and its determination of BESP on a periodic basis and updates it, when appropriate, to ensure that the practices employed reflect the Company’s recent pricing experience. The Company maintains internal controls over the establishment and updates of these estimates, which includes review and approval by the Company’s management. For the year ended December 31, 2016 there was no material impact to revenue resulting from changes in VSOE, TPE or BESP, nor does the Company expect a material impact from such changes in the near term.

Teradata’s new go-to-market offerings introduced in the second half of 2016, which are part of the overall business transformation strategy, include the following offerings:

•
Subscription license - Teradata’s subscription licenses include a right-to-use license and are typically sold with PCS. The revenue for these arrangements is typically recognized ratably over the contract term. The term of these arrangements varies between one and five years.

•
Software as a service or Cloud - These arrangements include a right-to-access software license that the customer does not have a right to take possession of without significant penalty during the hosting period and the services can be delivered through a managed cloud, private cloud or public cloud. These arrangements are recognized outside the software rules and revenue is recognized ratably over the contract term. The term of these arrangements typically varies between one and five years.

•
Rentals - Teradata owns the equipment and may or may not provide managed services. The revenue for these arrangements is generally recognized straight-line over the term of the contract. The term of these arrangements typically varies between one and three years and are generally accounted for as operating leases.

•
Utility model - Teradata owns the equipment and may or may not provide managed services. Utility models typically include a minimum fixed amount that is recognized ratably over the contract term in addition to an elastic amount for usage above the minimum, which is recognized monthly based on actual utilization. The term of these arrangements varies between one and five years.

Shipping and Handling. Product shipping and handling costs are included in cost of products in the Consolidated Statements of Income (Loss).
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

Available-for-sale Securities. Available-for-sale securities are reported at fair value. Unrealized holding gains and losses are excluded from earnings and reported in other comprehensive income (loss). Realized gains and losses are included in other income and expense in the Consolidated Statements of Income (loss).
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

In millions	2016	2015	2014
Depreciation expense	$49	$53	$51
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
Costs incurred for the development of big data and analytic applications are expensed as incurred based on the frequency and agile nature of development. Prior to December 31, 2016, costs incurred for the development of analytic database software that will be sold, leased or otherwise marketed were capitalized between technological feasibility and the point at which a product is ready for general release. Technological feasibility is established when planning, designing and initial coding activities that are necessary to establish the product can be produced to meet its design specifications are complete. In the absence of a program design, a working model is used to establish technological feasibility. These costs are included within capitalized software and are amortized over the estimated useful lives of four years using the greater of the ratio that current gross revenues for a product bear to the total of current and anticipated future gross revenues for that product or the straight-line method over the remaining estimated economic life of the product beginning when the product is available for general release. Costs capitalized include direct labor and related overhead costs. Costs incurred prior to technological feasibility and after general release are expensed as incurred. The following table identifies the activity relating to capitalized software:

	Internal-use Software			External-use Software
In millions	2016	2015	2014	2016	2015	2014
Beginning balance at January 1	$13	$13	$12	$177	$186	$183
Capitalized	6	6	7	59	61	68
Amortization	(6)	(6)	(6)	(62)	(70)	(65)
Ending balance at December 31	$13	$13	$13	$174	$177	$186
The aggregate amortization expense (actual and estimated) for internal-use and external-use software for the following periods is:

	Actual	For the years ended (estimated)
In millions	2016	2017	2018	2019	2020	2021
Internal-use software amortization expense	$6	$6	$4	$3	$—	$—
External-use software amortization expense	$62	$68	$49	$34	$23	$—
Estimated expense, which is recorded to cost of sales for external use software, is based on capitalized software at December 31, 2016 and does not include any new capitalization for future periods.
Our research and development efforts have recently become more driven by market requirements and rapidly changing customers' needs. In addition, the Company started applying agile development methodologies to help respond to new technologies and trends. Agile development methodologies are characterized by a more dynamic development process with more frequent and iterative revisions to a product release features and functions as the software is being developed. Due to the shorter development cycle and focus on rapid production associated with agile development, the Company does not anticipate capitalizing significant amounts of external use software development costs in future periods due to the relatively short duration between the completion of the working model and the point at which a product is ready for general release. Prior capitalized costs will continue to be amortized under the greater of revenue-based or straight-line method over the estimated useful life.
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
Pension and Postemployment Benefits. The Company accounts for its pension and postemployment benefit obligations using actuarial models. The measurement of plan obligations was made as of December 31, 2016. Liabilities are computed using the projected unit credit method. The objective under this method is to expense each participant’s benefits under the plan as they accrue, taking into consideration salary increases and the plan’s benefit allocation formula. Thus, the total pension or postemployment benefit to which each participant is expected to become entitled is broken down into units, each associated with a year of past or future credited service.
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
Treasury Stock. Prior to the fourth quarter of 2015 when all treasury stock shares were retired, shares of the Company’s common stock repurchased through the share repurchase programs were held as treasury stock. Treasury stock was accounted for using the cost method. Beginning in the fourth quarter of 2015, stock repurchased through the share repurchase programs will be retired upon repurchase. The excess repurchase price over the par value is charged to retained earnings.
Earnings (Loss) Per Share. Basic earnings (loss) per share is calculated by dividing net income (loss) by the weighted-average number of shares outstanding during the reported period. The calculation of diluted earnings per share is similar to basic earnings per share, except that the weighted-average number of shares outstanding includes the dilution from potential shares added from stock options, restricted share awards and other stock awards. Refer to Note 5 for share information on the Company’s stock compensation plans.
The components of basic and diluted earnings (loss) per share are as follows:

	For the years ended December 31
In millions, except earnings (loss) per share	2016	2015	2014
Net income (loss) attributable to common stockholders	$125	$(214)	$367
Weighted average outstanding shares of common stock	129.7	139.6	155.3
Dilutive effect of employee stock options, restricted shares and other stock awards	1.8	—	2.5
Common stock and common stock equivalents	131.5	139.6	157.8
Earnings (loss) per share:
Basic	$0.96	$(1.53)	$2.36
Diluted	$0.95	$(1.53)	$2.33
Options to purchase 5.2 million in 2016, 4.5 million shares in 2015 and 2.4 million shares in 2014 of common stock, were not included in the computation of diluted earnings per share because their exercise prices were greater than the average market price of the common shares and, therefore, the effect would have been anti-dilutive.
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
In May 2016, the FASB issued an update which addresses the narrow-scope improvements to the guidance on collectibility, non-cash consideration, and completed contracts at transition. Additionally, the amendments in this update provide a practical expedient for contract modifications at transition and an accounting policy election related to the presentation of sales taxes and other similar taxes collected from customers. All updates issued in 2016 have the same deferred effective date. The Company plans to adopt the new accounting guidance effective January 1, 2018. The Company is currently evaluating the impact on its consolidated financial position, results of operations and cash flows, as well as the method of transition that will be used in adopting the standard.

Although the Company is still evaluating the impact on its consolidated financial statements, including evaluating the different adoption methodologies, the Company believes the most significant impacts may include the following items:

•
As the Company transitions to the new go-to-market offerings, such as subscription licenses, the Company could potentially see a more significant impact in the amount of revenue recognized over time under the current rules but upfront under the new rules

•
The Company currently expenses contract acquisition costs and believes that the requirement to defer incremental contract acquisition costs and recognize them over the term of the contract to which the costs relate could have an impact, especially as the Company transitions to longer-term, over-time revenue contracts

•
The amount of revenue allocated to the delivered items and recognized upfront utilizing the relative selling price model is limited to the amount that is not contingent upon the delivery of additional items or meeting other specified performance conditions (i.e. the non-contingent amount) under current rules. Under the new rules, the amounts allocated to delivered items and recognized upfront could be higher if it is probable that a significant reversal in the amount of revenue recognized will not occur in future periods upon the delivery of additional items or meeting other specified performance conditions.

The Company does not expect that the new standard will result in substantive changes in our deliverables or the amounts of revenue allocated between multiple deliverables, with the exception of contingent revenue discussed above. The Company is still in the process of evaluating these impacts, and our initial assessment may change as the Company continues with implementing new systems, processes, accounting policies and internal controls.
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

Statement of Cash Flows: Classification of Certain Cash Receipts and Cash Payments. In August 2016, the FASB issued an update addressing eight specific cash flow issues in an effort to reduce diversity in practice. The amended guidance is effective for fiscal years beginning after December 31, 2017, and for interim periods within those years. Early adoption is permitted. The Company is currently assessing the impact of this update on its consolidated statements of cash flows.
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

Intra-entity asset transfers. In October 2016, the FASB issued accounting guidance to simplify the accounting for income tax consequences of intra-entity transfers of assets other than inventory. Under this guidance, companies will be required to recognize the income tax consequences of an intra-entity asset transfer when the transfer occurs. Current guidance prohibits companies from recognizing current and deferred income taxes for an intra-entity asset transfer until the asset has been sold to an outside party. The guidance must be applied on a modified retrospective basis through a cumulative-effect adjustment to retained earnings as of the period of adoption. The guidance is effective for periods beginning after December 15, 2017 and early adoption is permitted. The Company is currently evaluating this guidance to determine the impact it may have on its consolidated financial statements.

Classification of restricted cash. In December 2016, the FASB issued accounting guidance to address diversity in the classification and presentation of changes in restricted cash on the statement of cash flows. Under this guidance, companies will be required to present restricted cash and restricted cash equivalents with cash and cash equivalents when reconciling the beginning-of-period and end-of-period amounts shown on the statement of cash flows. The guidance is required to be applied retrospectively and is effective for periods beginning after December 15, 2017, with early adoption permitted. The Company does not expect the adoption of this guidance to have a material effect on its statement of cash flows.
Clarification on the definition of a business. In January 2017, the FASB issued accounting guidance to clarify the definition of a business with the objective of adding guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. This new guidance is effective for reporting periods beginning after December 15, 2017 with early adoption permitted. The Company is currently evaluating the impact this guidance may have on its consolidated financial statements.
Simplifying the measurement for goodwill. In January 2017, the FASB issued guidance to simplify the accounting for the impairment of goodwill. The guidance removes Step 2 of the goodwill impairment test, which requires a hypothetical purchase price allocation. A goodwill impairment will now be the amount by which a reporting unit’s carrying value exceeds its fair value, not to exceed the carrying amount of goodwill. The guidance is required to be applied prospectively and is effective for periods beginning after December 15, 2019, with early adoption permitted. The Company expects to early adopt this accounting guidance effective January 1, 2017. The Company does not expect any impact from the adoption of the new accounting guidance on its consolidated financial statements.
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

Simplifying the Presentation of Debt Issuance Costs.  To simplify presentation of debt issuance costs, the amendments in this update require that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The recognition and measurement guidance for debt issuance costs are not affected by the amendments in this update. The Company adopted this guidance on January 1, 2016 on a retrospective basis. Debt issuance costs of $3 million at December 2015 and $2 million at December 31, 2016 have been presented as a deduction from the carrying value of the related long-term liabilities in our Consolidated Balance Sheets.
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

Stock Compensation: Improvements to Employee Share-Based Payment Accounting.  In March 2016, the FASB issued an update which simplifies several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the Statements of Cash Flows. The Company elected to early adopt this standard in the quarter ended December 31, 2016 retroactively to January 1, 2016. The impact of early adoption resulted in the following:

•
The new guidance requires excess tax benefits and tax deficiencies (shortfalls) from vested or settled share-based awards to be recorded in the provision for income taxes on the income statement rather than in paid-in capital. This change was applied on a prospective basis as of January 1, 2016, which resulted in additional tax expense of $5 million for the year ended December 31, 2016.

•
The tax withholding threshold for triggering liability accounting on a net settlement transaction has been increased from the minimum statutory rate to the maximum. This change was applied on a modified retrospective basis as of January 1, 2016, which resulted in no impact to retained earnings as of January 1, 2016 where the cumulative effect of this change is required to be recorded.

•
The Company elected to change its accounting policy for forfeitures to record them as they occur. The change was applied on a modified retrospective basis with a cumulative effect adjustment to retained earnings of less than $1 million as of January 1, 2016.

•
The Company no longer reflects the cash received from the excess tax benefits within cash flows from financing activities but instead now reflects this benefit within cash flows from operating activities. This change in presentation was applied prospectively as of January 1, 2016, which resulted in an increase in net cash provided by operating activities and net cash used by financing activities of $3 million for the year ended December 31, 2016.

•
The presentation requirements for cash flows related to employee taxes paid for withheld shares had no impact to any of the periods presented on our Consolidated Statement of Cash Flows since these cash flows have historically been presented as a financing activity.

•
The Company excluded excess tax benefits from the assumed proceeds available to repurchase shares in the computation of our diluted earnings per share. This change was applied on a prospective basis as of January 1, 2016, which decreased diluted weighted average common shares outstanding by approximately 131 thousand shares in 2016.

Note 2 Supplemental Financial Information

	At December 31
In millions	2016	2015
Accounts receivable
Trade	$561	$591
Other	6	6
Accounts receivable, gross	567	597
Less: allowance for doubtful accounts	(19)	(17)
Total accounts receivable, net	$548	$580
Inventories
Finished goods	$20	$32
Service parts	14	17
Total inventories	$34	$49
Property and equipment
Land	$8	$8
Buildings and improvements	77	78
Machinery and other equipment	354	336
Property and equipment, gross	439	422
Less: accumulated depreciation	(301)	(279)
Total property and equipment, net	$138	$143
Other current liabilities
Sales and value-added taxes	$28	$35
Pension and other postemployment plan liabilities	7	17
Other	53	50
Total other current liabilities	$88	$102
Deferred revenue
Deferred revenue, current	$369	$367
Long-term deferred revenue	14	15
Total deferred revenue	$383	$382
Above amounts exclude assets and liabilities held for sale. Refer to Note 15 for further information on the Company's assets and liabilities held for sale.

Note 3 Goodwill and Acquired Intangible Assets
The following table identifies the activity relating to goodwill by operating segment:

In millions	Balance At December 31, 2015	Additions	Currency Translation Adjustments	Balance At December 31, 2016
Goodwill
Americas Data and Analytics	$251	$—	$—	$251
International Data and Analytics	129	11	(1)	139
Total goodwill	$380	$11	$(1)	$390

In the fourth quarter of 2015, the Company committed to a plan to exit the marketing applications business, which met the criteria for held for sale and continued to be reported under continuing operations. The business was subsequently sold on July 1, 2016. Not included in the table above is $113 million at December 31, 2015 for goodwill that had been classified as held for sale. See Note 15 for additional disclosures related to the sale of the business and impairment charges recorded for goodwill that had been classified as held for sale. During the third quarter of 2016, the Company recorded additional goodwill of $11 million, for an immaterial acquisition that occurred during the period.

In the fourth quarter of 2016, the Company performed its annual impairment test of goodwill and determined that no impairment to the carrying value of goodwill was necessary. The Company reviewed two reporting units in its 2016 goodwill impairment assessment, as both geographic operating segments were considered separate reporting units for purposes of testing. Based on the Company's evaluation and weighting of the events and circumstances that have occurred since the most recent Step 1 test, the Company concluded that it was not more likely than not that each reporting unit's fair value was below its carrying value. Therefore, the Company determined that it was not necessary to perform a Step 1 goodwill impairment test for the reporting units in 2016.
Acquired intangible assets were specifically identified when acquired, and are deemed to have finite lives. The gross carrying amount and accumulated amortization for Teradata’s acquired intangible assets were as follows:

		December 31, 2016		December 31, 2015
In millions	Amortization Life (in Years)	Gross Carrying Amount	Accumulated Amortization and Currency Translation Adjustments	Gross Carrying Amount	Accumulated Amortization and Currency Translation Adjustments
Acquired intangible assets
Intellectual property/developed technology	1 to 7	$71	$(61)	$83	$(63)
Customer relationships	3 to 10	—	—	3	(3)
Trademarks/trade names	5	1	(1)	1	(1)
In-process research and development	5	5	(4)	5	(3)
Total		$77	$(66)	$92	$(70)

The gross carrying amount of acquired intangibles was reduced by certain intangible assets previously acquired that became fully amortized and were removed from the balance sheet. Not included in the table above is $44 million at December 31, 2015 for intangible assets that were classified as held for sale. See Note 15 for additional disclosures related to the sale of the business and impairment charges recorded for intangible assets that had been classified as held for sale.
The aggregate amortization expense (actual and estimated) for acquired intangible assets for the following periods is:

	Actual			For the years ended (estimated)
In millions	2014	2015	2016	2017	2018	2019	2020
Amortization expense	$47	$40	$10	$7	$3	$1	$—
Note 4 Income Taxes
For the years ended December 31, income (loss) before income taxes consisted of the following:

In millions	2016	2015	2014
Income (loss) before income taxes
United States	$93	$(88)	$301
Foreign	128	(56)	193
Total income (loss) before income taxes	$221	$(144)	$494
For the years ended December 31, income tax expense consisted of the following:

In millions	2016	2015	2014
Income tax expense
Current
Federal	$67	$74	$94
State and local	7	9	8
Foreign	25	26	27
Deferred
Federal	7	(19)	1
State and local	1	(3)	—
Foreign	(11)	(17)	(3)
Total income tax expense	$96	$70	$127
Effective income tax rate	43.4%	(48.6)%	25.7%

The following table presents the principal components of the difference between the effective tax rate and the U.S. federal statutory income tax rate for the years ended December 31:

In millions	2016	2015	2014
Income tax expense at the U.S. federal tax rate	35.0%	35.0%	35.0%
Foreign income tax differential	(13.2)%	14.0%	(9.0)%
State and local income taxes	0.2%	0.5%	0.5%
U.S. permanent book/tax differences	(0.1)%	3.1%	0.4%
U.S. manufacturing deduction permanent difference	(3.5)%	5.5%	(2.1)%
Goodwill impairment	8.9%	(100.1)%	—%
Tax impact of sale of marketing applications business	9.9%	—%	—%
Impact of excess tax benefits and tax deficiencies	2.2%	—%	—%
Tax impact of U.S. tax law change - IRC Section 987	3.5%	—%	—%
Other, net	0.5%	(6.6)%	0.9%
Effective income tax rate	43.4%	(48.6)%	25.7%

The 2016 effective tax rate was impacted by the $57 million of goodwill impairment charges recorded in the first quarter of 2016, all of which was treated as a permanent, non-deductible tax item. In addition, a discrete tax charge of $22 million was recorded in the third quarter of 2016 related to the tax impact of the sale of the marketing applications business, which occurred on July 1, 2016. In the fourth quarter of 2016, the Company recorded $8 million of tax expense associated with the issuance of new U.S. Treasury Regulations under Internal Revenue Code Section 987 on December 7, 2016, which clarified how companies calculate foreign currency translation gains and losses for income tax purposes for branches whose accounting records are kept in a currency other than the currency of the company. Also in the fourth quarter of 2016, the Company elected to early adopt Accounting Standards

Update 2016-09, Improvements to Employee Share-based Payment Accounting. As a result, the Company incurred a $5 million discrete tax expense associated with the net shortfall arising from 2016 equity compensation vestings and exercises.
The 2015 effective tax rate was impacted by the $437 million of goodwill impairment charges recorded for 2015, of which $414 million was treated as a permanent non-deductible tax item. This resulted in full-year income tax expense in 2015 of $70 million, on a pre-tax net loss of $(144) million, causing a negative tax rate of (48.6)%. There were no material discrete tax items impacting the effective tax rate for full year 2014.

Deferred income tax assets and liabilities included in the balance sheets at December 31 were as follows:

In millions	2016	2015
Deferred income tax assets
Employee pensions and other liabilities	$59	$62
Other balance sheet reserves and allowances	18	23
Tax loss and credit carryforwards	53	62
Deferred revenue	3	3
Total deferred income tax assets	133	150
Valuation allowance	(26)	(25)
Net deferred income tax assets	107	125
Deferred income tax liabilities
Intangibles and capitalized software	63	81
Property and equipment	22	30
Other	6	1
Total deferred income tax liabilities	91	112
Total net deferred income tax assets	$16	$13
As of December 31, 2016, Teradata has net operating loss ("NOL") and tax credit carryforwards totaling $56 million (tax effected and before any valuation allowance offset and application of recognition criteria for uncertain tax positions). Of the total tax carryforwards, $13 million are NOL's in the U.S. and certain foreign jurisdictions, a small portion of which will begin to expire in 2019; $2 million are U.S. foreign tax credit carryforwards, which expire in 2021; $37 million are California R&D tax credits that have an indefinite carryforward period (which has a $26 million valuation allowance offset recorded); and the remaining $4 million are tax attributes that were acquired from various acquisitions and were not recorded for financial reporting purposes as they did not meet the recognition criteria for uncertain tax positions.
The Company’s intention is to permanently reinvest its foreign earnings outside of the U.S. As a result, the effective tax rates in the periods presented are largely based upon the pre-tax earnings mix and allocation of certain expenses in various taxing jurisdictions where the Company conducts its business; these jurisdictions apply a broad range of statutory income tax rates. At December 31, 2016, the Company had not provided for federal income taxes on earnings of approximately $1.3 billion from its foreign subsidiaries. Should these earnings be distributed in the form of dividends or otherwise, the Company would be subject to U.S. income taxes and potential withholding taxes in various international jurisdictions. The U.S. taxes would be partially offset by U.S. foreign tax credits. Determination of the amount of unrecognized deferred U.S. tax liability is not practical because of the complexities associated with this hypothetical calculation.
The Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The Company reflects any interest and penalties recorded in connection with its uncertain tax positions as a component of income tax expense.
As of December 31, 2016, the Company’s uncertain tax positions totaled approximately $30 million, of which $20 million is reflected in the other liabilities section of the Company’s balance sheet as a non-current liability. The remaining balance of $10 million of uncertain tax positions relates to certain tax attributes both generated by the Company and acquired in various acquisitions, which are netted against the underlying deferred tax assets recorded on the balance sheet. The entire balance of $30 million in uncertain tax positions would cause a decrease in the effective income tax rate upon recognition. Teradata has recorded $2 million of interest accruals related to its uncertain tax liabilities as of December 31, 2016.
Below is a rollforward of the Company’s liability related to uncertain tax positions at December 31:

In millions	2016	2015
Balance at January 1	$38	$36
Gross decreases for prior period tax positions	(7)	—
Gross increases for current period tax positions	3	6
Decreases due to the lapse of applicable statute of limitations	(4)	(1)
Decreases relating to settlements with taxing authorities	—	(3)
Balance at December 31	$30	$38
The Company and its subsidiaries file income tax returns in the U.S. and various state jurisdictions, as well as numerous foreign jurisdictions. As of December 31, 2016, the Company has ongoing tax audits in a limited number of state and foreign jurisdictions. However, no material adjustments have been proposed or made in any of these examinations to date which would result in any incremental income tax expense in future periods to the Company. In addition, the Internal Revenue Service audit of the Company’s U.S. Federal tax filing for tax year 2011 was finalized in July of 2014 and resulted in a no change audit.
Note 5 Employee Stock-based Compensation Plans
The Company recorded stock-based compensation expense for the years ended December 31 as follows:

In millions	2016	2015	2014
Stock options	$9	$12	$13
Restricted shares	51	41	33
Employee share repurchase program	2	3	4
Total stock-based compensation before income taxes	62	56	50
Tax benefit	(13)	(17)	(16)
Total stock-based compensation, net of tax	$49	$39	$34
The Teradata Corporation 2007 Stock Incentive Plan (the “2007 SIP”), as amended, and the Teradata 2012 Stock Incentive Plan (the “2012 SIP”) provide for the grant of several different forms of stock-based compensation. The 2012 SIP was adopted and approved by stockholders in April 2012 and no further awards may be made under the 2007 SIP after that time. A total of approximately 17.5 million shares were authorized to be issued under the 2012 SIP. New shares of the Company’s common stock are issued as a result of the vesting of restricted share units and stock option exercises, and at the time of grant for restricted shares, for awards under both plans.
As of December 31, 2016, the Company’s primary types of stock-based compensation were stock options, restricted shares, restricted share units and the employee stock purchase program (the “ESPP”).
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
The weighted-average fair value of options granted for Teradata equity awards was $10.68 in 2016, $11.37 in 2015 and 17.67 in 2014. The fair value of each option award on the grant date was estimated using the Black-Scholes option-pricing model with the following assumptions:

	2016	2015	2014
Dividend yield	—%	—%	—%
Risk-free interest rate	2.08%	1.76%	1.73%
Expected volatility	35.2%	34.4%	37.8%
Expected term (years)	6.3	6.3	6.3
The following table summarizes the Company’s stock option activity for the year ended December 31, 2016:

Shares in thousands	Shares Under Option	Weighted- Average Exercise Price per Share	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in millions)
Outstanding at January 1, 2016	7,574	$34.91	5.7	$20
Granted	1,013	$28.17
Exercised	(1,136)	$16.48
Canceled	(311)	$43.48
Forfeited	(631)	$39.63
Outstanding at December 31, 2016	6,509	$36.22	5.3	$8
Fully vested and expected to vest at December 31, 2016	6,509	$36.22	5.3	$8
Exercisable at December 31, 2016	4,487	$38.16	3.6	$8
The following table summarizes the total intrinsic value of options exercised and the cash received by the Company from option exercises under all share-based payment arrangements at December 31:

In millions	2016	2015	2014
Intrinsic value of options exercised	$13	$8	$14
Cash received from option exercises	$18	$9	$11
Tax benefit realized from option exercises	$5	$3	$5
As of December 31, 2016, there was $24 million of total unrecognized compensation cost related to unvested stock option grants. That cost is expected to be recognized over a weighted-average period of 3.2 years.
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

The following table reports restricted shares and restricted share unit activity during the year ended December 31, 2016:

Shares in thousands	Number of Shares	Weighted- Average Grant Date Fair Value per Share
Unvested shares at January 1, 2016	4,146	$38.58
Granted	2,209	$26.61
Vested	(1,612)	$38.09
Forfeited/canceled	(701)	$33.75
Unvested shares at December 31, 2016	4,042	$31.57
The following table summarizes the weighted-average fair value of restricted share units granted for Teradata equity awards and the total fair value of shares vested.

	2016	2015	2014
Weighted-average fair value of restricted share units granted	$26.61	$32.82	$44.39
Total fair value of shares vested (in millions)	$61	$45	$27
As of December 31, 2016, there was $86 million of unrecognized compensation cost related to unvested restricted share grants. The unrecognized compensation cost is expected to be recognized over a remaining weighted-average period of 2.3 years.
The following table represents the composition of Teradata restricted share unit grants in 2016:

Shares in thousands	Number of Shares	Weighted- Average Grant Date Fair Value
Service-based shares	1,566	$27.73
Performance-based shares	643	$23.90
Total stock grants	2,209	$26.61
In 2012, approximately 0.3 million shares of the performance awards issued included challenging or “stretch” financial goals through 2016 based on a GAAP revenue and/or non-GAAP earnings per share targets in 2016. Each recipient’s opportunity to earn the award is based on performance over a four-year period ending in 2016. There was no compensation expense related to these awards recorded in 2016 as the performance targets for these awards were not achieved.
Performance-based share units granted as part of our long-term incentive program for certain corporate officers and key executives will be earned based on Teradata's total shareholder return ("TSR") over a three-year performance period relative to the other companies in the S&P 1500 Technology Index. The number of shares actually issued, as a percentage of the amount subject to the performance share award, could range from 0% to 200%. The grant date fair value of the non-vested performance-based awards was determined through the use of a Monte Carlo simulation model, which utilized multiple input variables that determined the probability of satisfying the market condition requirements applicable to each award. The compensation expense for the award will be recognized as long as the requisite service is rendered, regardless of whether the market conditions are achieved.
Modifications In connection with the plan to exit most of the marketing applications business and the departure of certain executives, the Company modified its awards for certain employees to accelerate the vesting of any unvested awards at the date of sale. This modification resulted in a Type III modification (improbable to probable). In addition, a modification to extend the exercise period of all vested options from 59 days to one year resulted in a Type I modification (probable to probable). Related to the awards that were modified, the Company recognized a net increase in compensation expense of $1 million in 2016.

Employee Stock Purchase Program
The Company’s ESPP, effective on October 1, 2007, and as amended effective as of January 1, 2013, provides eligible employees of Teradata and its designated subsidiaries an opportunity to purchase the Company’s common stock at a discount to the average of the highest and lowest sale prices on the last trading day of each month. The ESPP discount was 15% of the average market price and is considered compensatory.
Employees may authorize payroll deductions of up to 10% of eligible compensation for common stock purchases. A total of 4 million shares were authorized to be issued under the ESPP, with approximately 1.0 million shares remaining under that authorization at December 31, 2016. The shares of Teradata common stock purchased by a participant on an exercise date (the last day of each month), for all purposes, are deemed to have been issued and sold at the close of business on such exercise date. Prior to that time, none of the rights or privileges of a stockholder exists with respect to such shares. Employee purchases and aggregate cost were as follows at December 31:

In millions	2016	2015	2014
Employee share purchases	0.6	0.5	0.4
Aggregate cost	$13	$17	$18
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
In 2016 the Company eliminated the accumulation of postemployment benefits based on service for the U.S. separation plan. As a result of this change, postemployment benefits for the U.S. will no longer be accounted for using actuarial models.
Pension and postemployment benefit costs for the years ended December 31 were as follows:

	2016		2015		2014
In millions	Pension	Postemployment	Pension	Postemployment	Pension	Postemployment
Service cost	$8	$6	$8	$6	$9	$4
Interest cost	3	1	3	1	4	1
Expected return on plan assets	(2)	—	(2)	—	(2)	—
Settlement charge	1	—	1	—	1	—
Amortization of actuarial loss (gain)	1	1	2	—	2	(1)
Amortization of prior service cost (credit)	—	2	—	—	(1)	—
Divestiture	(2)	(1)	—	—	—	—
Total costs	$9	$9	$12	$7	$13	$4

The underfunded amount of pension and postemployment obligations is recorded as a liability in the Company’s consolidated balance sheet. The following tables present the changes in benefit obligations, plan assets, funded status and the reconciliation of the funded status to amounts recognized in the consolidated balance sheets and in accumulated other comprehensive income at December 31:

	Pension		Postemployment
In millions	2016	2015	2016	2015
Change in benefit obligation
Benefit obligation at January 1	$115	$130	$49	$39
Service cost	8	8	6	6
Interest cost	3	3	1	1
Plan participant contributions	1	1	—	—
Actuarial loss (gain)	5	(9)	12	20
Benefits paid	(8)	(9)	(20)	(15)
Currency translation adjustments	(2)	(9)	(1)	(2)
Divestiture	(2)	—	(5)	—
Benefit obligation at December 31	$120	$115	$42	$49
Change in plan assets
Fair value of plan assets at January 1	$63	$67	$—	$—
Actual return on plan assets	2	1	—	—
Company contributions	6	5	—	—
Benefits paid	(8)	(9)	—	—
Currency translation adjustments	—	(2)	—	—
Plan participant contribution	1	1	—	—
Fair value of plan assets at December 31	64	63	—	—
Funded status (underfunded)	$(56)	$(52)	$(42)	$(49)
Amounts Recognized in the Balance Sheet
Non-current assets	$5	$5	$—	$—
Current liabilities	(1)	(1)	(6)	(16)
Non-current liabilities	(60)	(56)	(36)	(33)
Net amounts recognized	$(56)	$(52)	$(42)	$(49)
Amounts Recognized in Accumulated Other Comprehensive Income
Unrecognized Net actuarial loss	$21	$19	$26	$23
Unrecognized Prior service (credit) cost	(1)	(1)	4	2
Total	$20	$18	$30	$25
The following table presents the accumulated pension benefit obligation at December 31:

In millions	2016	2015
Accumulated pension benefit obligation	$110	$106
The following table presents pension plans with accumulated benefit obligations in excess of plan assets at December 31:

In millions	2016	2015
Projected benefit obligation	$60	$58
Accumulated benefit obligation	$53	$50
Fair value of plan assets	$—	$—

The following table presents the pre-tax net changes in projected benefit obligations recognized in other comprehensive income:

	Pension		Postemployment
In millions	2016	2015	2016	2015
Actuarial loss (gain) arising during the year	$5	$(9)	$4	$18
Amortization of loss included in net periodic benefit cost	(1)	(2)	(1)	—
Prior service cost arising during the year	—	—	2	—
Recognition of loss due to settlement	(1)	(1)	—	—
Foreign currency exchange	(1)	—	—	—
Total recognized in other comprehensive income (loss)	$2	$(12)	$5	$18

The following table presents the amounts in accumulated other comprehensive income expected to be recognized as components of net periodic benefit cost during 2017:

In millions	Pension	Postemployment
Net loss to be recognized in other comprehensive income	$3	$(1)
The weighted-average rates and assumptions used to determine benefit obligations at December 31, and net periodic benefit cost for the years ended December 31, were as follows:

	Pension Benefit Obligations		Pension Benefit Cost
	2016	2015	2016	2015	2014
Discount rate	2.0%	2.4%	2.4%	2.3%	3.0%
Rate of compensation increase	3.3%	3.2%	3.2%	3.3%	3.2%
Expected return on plan assets	N/A	N/A	3.0%	3.3%	3.4%
	Postemployment Benefit Obligations		Postemployment Benefit Cost
	2016	2015	2016	2015	2014
Discount rate	3.4%	3.6%	3.4%	3.5%	3.8%
Rate of compensation increase	3.0%	3.0%	3.0%	3.0%	3.7%
Involuntary turnover rate	2.0%	1.8%	2.0%	1.3%	1.0%
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
The discount rate used to determine year-end 2016 U.S. benefit obligations was derived by matching the plans’ expected future cash flows to the corresponding yields from the Citigroup Pension Liability Index. This yield curve has been constructed to represent the available yields on high-quality fixed-income investments across a broad range of future maturities. International discount rates were determined by examining interest rate levels and trends within each country, particularly yields on high-quality long-term corporate bonds, relative to our future expected cash flows.
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

Plan Assets. The weighted-average asset allocations at December 31, by asset category are as follows:

	Actual Asset Allocation As of December 31		Target Asset
	2016	2015	Allocation
Equity securities	32%	31%	31%
Debt securities	42%	43%	46%
Insurance (annuity) contracts	17%	16%	17%
Real estate	7%	6%	3%
Other	2%	4%	3%
Total	100%	100%	100%
Fair Value. Fair value measurements are established utilizing a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. These tiers are more fully described in Note 9.
The following is a description of the valuation methodologies used for pension assets as of December 31, 2016.
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
The following table sets forth by level, within the fair value hierarchy, the pension plan assets at fair value as of December 31, 2016:

		Fair Value Measurements at Reporting Date Using
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
In millions	December 31, 2016	(Level 1)	(Level 2)	(Level 3)
Money market funds	$1	$—	$1	$—
Equity funds	21	—	21	—
Bond/fixed-income funds	27	—	27	—
Real-estate indirect investments	4	—	4	—
Insurance contracts	11	—	—	11
Total Assets at fair value	$64	$—	$53	$11

The table below sets forth a summary of changes in the fair value of the pension plan level 3 assets for the year ended December 31, 2016:

In millions	Insurance Contracts
Balance as of January 1, 2016	$10
Purchases, sales and settlements, net	1
Balance as of December 31, 2016	$11
The following table sets forth by level, within the fair value hierarchy, the pension plan assets at fair value as of December 31, 2015:

		Fair Value Measurements at Reporting Date Using
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
In millions	December 31, 2015	(Level 1)	(Level 2)	(Level 3)
Money market funds	$3	$—	$3	$—
Equity funds	19	—	19	—
Bond/fixed-income funds	27	—	27	—
Real-estate indirect investments	4	—	4	—
Insurance contracts	10	—	—	10
Total assets at fair value	$63	$—	$53	$10
The table below sets forth a summary of changes in the fair value of the pension plan level 3 assets for the year ended December 31, 2015:

In millions	Insurance Contracts
Balance as of January 1, 2015	$11
Purchases, sales and settlements, net	(1)
December 31, 2015	$10
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
Cash Flows Related to Employee Benefit Plans
Cash Contributions. The Company expects to contribute approximately $5 million to the international pension plans, in 2017.

Estimated Future Benefit Payments. The Company expects to make the following benefit payments reflecting past and future service from its pension and postemployment plans:

	Pension	Postemployment
In millions	Benefits	Benefits
Year
2017	$5	$6
2018	$5	$6
2019	$4	$6
2020	$4	$6
2021	$5	$6
2022-2026	$29	$27
Savings Plans. U.S. employees and many international employees participate in defined contribution savings plans. These plans generally provide either a specified percent of pay or a matching contribution on participating employees’ voluntary elections. The Company’s matching contributions typically are subject to a maximum percentage or level of compensation. Employee contributions can be made pre-tax, after-tax or a combination thereof. The following table identifies the expense for the U.S. and International subsidiary savings plans for the years ended December 31:

In millions	2016	2015	2014
U.S. savings plan	$19	$22	$23
International subsidiary savings plans	$16	$18	$17
Note 7 Derivative Instruments and Hedging Activities
As a portion of the Company’s operations and revenue occur outside the U.S. and in currencies other than the U.S. dollar, the Company is exposed to potential gains and losses from changes in foreign currency exchange rates. In an attempt to mitigate the impact of currency fluctuations, the Company uses foreign exchange forward contracts to hedge transactional exposures resulting predominantly from foreign currency denominated inter-company receivables and payables. The forward contracts are designated as fair value hedges of specified foreign currency denominated inter-company receivables and payables and generally mature in three months or less. The Company does not hold or issue derivative financial instruments for trading purposes, nor does it hold or issue leveraged derivative instruments. By using derivative financial instruments to hedge exposures to changes in exchange rates, the Company exposes itself to credit risk. The Company manages exposure to counterparty credit risk by entering into derivative financial instruments with highly rated institutions that can be expected to fully perform under the terms of the applicable contracts.
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

The following table identifies the contract notional amount of the Company’s foreign exchange forward contracts at December 31:

In millions	2016	2015
Contract notional amount of foreign exchange forward contracts	$156	$138
Net contract notional amount of foreign exchange forward contracts	$16	$25
The fair value derivative assets and liabilities recorded in other current assets and accrued liabilities at December 31, 2016 and 2015, were not material.
Gains and losses from the Company’s fair value hedges (foreign currency forward contracts and related hedged items) were immaterial for the years ended December 31, 2016, 2015 and 2014. Gains and losses from foreign exchange forward contracts are fully recognized each period and reported along with the offsetting gain or loss of the related hedged item, either in cost of products or in other income, depending on the nature of the related hedged item.
Note 8 Commitments and Contingencies
In the normal course of business, the Company is subject to proceedings, lawsuits, governmental investigations, claims and other matters, including those that relate to the environment, health and safety, employee benefits, export compliance, intellectual property, tax matters, and other regulatory compliance and general matters.
Guarantees and Product Warranties.
Guarantees associated with the Company’s business activities are reviewed for appropriateness and impact to the Company’s financial statements. Periodically, the Company’s customers enter into various leasing arrangements coordinated with a leasing company. In some instances, the Company guarantees the leasing company a minimum value at the end of the lease term on the leased equipment. As of December 31, 2016, the maximum future payment obligation of this guaranteed value and the associated liability balance was $4 million.
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
The following table identifies the activity relating to the warranty reserve liability for the years ended December 31:

In millions	2016	2015	2014
Beginning balance at January 1	$6	$7	$8
Accruals for warranties issued	8	9	16
Settlements (in cash or kind)	(9)	(10)	(17)
Balance at end of period	$5	$6	$7
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
In addition, the Company provides its customers with certain indemnification rights. In general, the Company agrees to indemnify the customer if a third party asserts patent or other infringement on the part of the customer for its use of the Company’s products. The Company has indemnification obligations under its charter and bylaws to its officers and directors, and has entered into indemnification agreements with the officers and directors of its subsidiaries. From time to time, the Company also enters into agreements in connection with its acquisition and divesture activities that include indemnification obligations by the Company, including the sale of the marketing applications business. The fair value of these indemnification obligations is typically not readily determinable due to the conditional nature of the Company’s potential obligations and the specific facts and circumstances involved with each particular agreement. As such, the Company has generally not recorded a liability in connection with these indemnification arrangements. Historically, payments made by the Company under these types of agreements have not had a material effect on the Company’s consolidated financial condition, results of operations or cash flows.
Leases. Teradata conducts certain of its sales and administrative operations using leased facilities, the initial lease terms of which vary in length. Many of the leases contain renewal options and escalation clauses that are not material to the overall lease portfolio. Future minimum operating lease payments and committed subleases under non-cancelable leases as of December 31, 2016, for the following fiscal years were:

	Total
In millions	Amounts	2017	2018	2019	2020	2021 and Thereafter
Operating lease obligations	$67	$22	$18	$10	$6	$11
Sublease rentals	(2)	(2)	—	—	—	—
Total committed operating leases less sublease rentals	$65	$20	$18	$10	$6	$11
The following table represents the Company’s actual rental expense and sublease rental income for the years ended December 31:

In millions	2016	2015	2014
Rental expense	$24	$26	$26
Sublease rental income	$3	$3	$3
The Company had no contingent rentals for these periods.
Concentrations of Risk. The Company is potentially subject to concentrations of credit risk on accounts receivable and financial instruments such as hedging instruments, and cash and cash equivalents. Credit risk includes the risk of nonperformance by counterparties. The maximum potential loss may exceed the amount recognized on the balance sheet. Exposure to credit risk is managed through credit approvals, credit limits, selecting major international financial institutions (as counterparties to hedging transactions) and monitoring procedures. Teradata’s business often involves large transactions with customers, and if one or more of those customers were to default in its obligations under applicable contractual arrangements, the Company could be exposed to potentially significant losses. However, management believes that the reserves for potential losses were adequate at December 31, 2016 and 2015.
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
When deemed appropriate, the Company minimizes its exposure to changes in foreign currency exchange rates through the use of derivative financial instruments, specifically, forward foreign exchange contracts. The fair value of these contracts are measured at the end of each interim reporting period using observable inputs other than quoted prices, specifically market spot and forward exchange rates. As such, these derivative instruments are classified within Level 2 of the valuation hierarchy. Fair value gains for open contracts are recognized as assets and fair value losses are recognized as liabilities. The fair value derivative assets and liabilities recorded in other current assets and accrued liabilities at December 31, 2016 and 2015, were not material. Any realized gains or losses would be mitigated by corresponding gains or losses on the underlying exposures. Further information on the Company’s use of forward foreign exchange contracts is included in Note 7.
The Company’s assets measured at fair value on a recurring basis and subject to fair value disclosure requirements at December 31, were as follows:

		Fair Value Measurements at Reporting Date Using
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
In millions	December 31, 2016	(Level 1)	(Level 2)	(Level 3)
Assets
Money market funds	$473	$473	$—	$—

		Fair Value Measurements at Reporting Date Using
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
In millions	December 31, 2015	(Level 1)	(Level 2)	(Level 3)
Assets
Money market funds	$351	$351	$—	$—
Note 10 Debt

Teradata's $600 million term loan is payable in quarterly installments, which commenced on March 31, 2016, with all remaining principal due in March 2020. The outstanding principal amount under the term loan agreement bears interest at a floating rate based upon a negotiated base rate or a Eurodollar rate plus a margin based on the leverage ratio of the Company. As of December 31, 2016, the term loan principal outstanding was $570 million and carried an interest rate of 2.1875%. Unamortized deferred issuance costs of approximately $2 million are being amortized over the five-year term of the loan. The Company was in compliance with all covenants as of December 31, 2016.
Annual contractual maturities of principal on term loan outstanding at December 31, 2016, are as follows:

In millions
2017	$30
2018	60
2019	67
2020	413
Total	$570

The following table presents interest expense on borrowings for the years ended December 31:

In millions	2016	2015	2014
Interest expense	$12	$9	$3

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
Teradata's revolving credit facility (the “Credit Facility”) has a borrowing capacity of $400 million. The Credit Facility ends on March 25, 2020 at which point any remaining outstanding borrowings would be due for repayment unless extended by agreement of the parties for up to two additional one-year periods. The interest rate charged on borrowings pursuant to the Credit Facility can vary depending on the interest rate option the Company chooses to utilize and the Company’s leverage ratio at the time of the borrowing. In the near term, Teradata would anticipate choosing a floating rate based on the London Interbank Offered Rate (“LIBOR”). The Credit Facility is unsecured and contains certain representations and warranties, conditions, affirmative, negative and financial covenants, and events of default customary for such facilities. As of December 31, 2016, the Company had no borrowings outstanding under the Credit Facility, leaving $400 million in additional borrowing capacity available. Unamortized deferred costs on the original credit facility and new lender fees of approximately $1 million are being amortized over the five-year term of the credit facility. The Company was in compliance with all covenants as of December 31, 2016.
Note 11 Segment, Other Supplemental Information and Concentrations
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

The following table presents segment revenue and segment gross margin for the Company for the years ended December 31:

In millions	2016	2015	2014
Segment revenue
Americas Data and Analytics	$1,334	$1,470	$1,534
International Data and Analytics	919	907	1,034
Total Data and Analytics	2,253	2,377	2,568
Marketing Applications	69	153	164
Total revenue	2,322	2,530	2,732
Segment gross margin
Americas Data and Analytics	754	824	917
International Data and Analytics	425	429	523
Total Data and Analytics	1,179	1,253	1,440
Marketing Application	33	63	76
Total segment gross margin	1,212	1,316	1,516
Stock-based compensation expense	14	13	11
Amortization of acquisition-related intangible assets	2	19	21
Acquisition, integration and reorganization-related costs	8	8	5
Total gross margin	1,188	1,276	1,479
Selling, general and administrative expenses	664	765	770
Research and development expenses	212	228	206
Impairment of goodwill, acquired intangibles and other assets	80	478	—
Total income (loss) from operations	$232	$(195)	$503

The following table presents revenue by product and services revenue for the Company for the years ended December 31:

In millions	2016	2015	2014
Products (software and hardware)(1)	$889	$1,057	$1,227
Consulting services	730	780	817
Maintenance services	703	693	688
Total services	1,433	1,473	1,505
Total revenue	$2,322	$2,530	$2,732

(1)
Our analytic database software and hardware products are often sold and delivered together in the form of a “node” of capacity as an integrated technology solution. Accordingly, it is impracticable to provide the breakdown of revenue from various types of software and hardware products.

The following table presents revenues by geographic area for the years ended December 31:

In millions	2016	2015	2014
United States	$1,246	$1,428	$1,458
Americas (excluding United States)	123	125	161
International	953	977	1,113
Total revenue	$2,322	$2,530	$2,732
The following table presents property and equipment by geographic area at December 31:

In millions	2016	2015(1)
United States	$113	$129
Americas (excluding United States)	4	3
International	21	23
Property and equipment, net	$138	$155
(1) 2015 amounts include property and equipment held for sale for $12 million.
Concentrations. No single customer accounts for more than 10% of the Company's revenue. As of December 31, 2016, the Company is not aware of any significant concentration of business transacted with a particular customer that could, if suddenly eliminated, have a material adverse effect on the Company’s operations. The Company's hardware components are assembled exclusively by Flextronics. In addition, the Company utilizes preferred supplier relationships to better ensure more consistent quality, cost and delivery. There can be no assurances that a disruption in production at Flextronics or at a supplier would not have a material adverse effect on the Company's operations.
Note 12 Business Combinations and Other Investment Activities
During 2016, the Company completed one immaterial business acquisition, which complements and strengthens the Company's global portfolio, and released hold-back amounts from several prior-year acquisitions for $16 million. The Company also sold the marketing applications business on July 1, 2016 (see Note 15).
During 2015, the Company completed two immaterial business acquisitions for $17 million, which complemented and strengthened the Company's global portfolio. One of the acquisitions pertained to the marketing applications business, which the Company exited on July 1, 2016 and therefore was classified in the assets held for sale (see Note 15) as of December 31, 2015. In addition, the Company sold two equity investments for $85 million and recognized a gain of $57 million.
During 2014, the Company completed six immaterial business acquisitions and other equity investments for $69 million. These acquisitions complemented and strengthened the Company's global portfolio. Two of these acquisitions pertained to the marketing applications business. In addition, the Company recognized a loss of $9 million in an equity investment arising from an impairment of carrying value.
Note 13 Accumulated Other Comprehensive (Loss) Income
The following table provides information on changes in accumulated other comprehensive income (“AOCI”), net of tax, for the years ended December 31:

In millions	Available-for-sale securities	Defined benefit plans	Foreign currency translation adjustments	Total AOCI
Balance as of December 31, 2013	$—	$(3)	$36	$33
Other comprehensive income before reclassifications	31	(22)	(47)	(38)
Amounts reclassified from AOCI	—	1	—	1
Net other comprehensive income (loss)	31	(21)	(47)	(37)
Balance as of December 31, 2014	$31	$(24)	$(11)	$(4)
Other comprehensive income (loss) before reclassifications	(5)	(8)	(36)	(49)
Amounts reclassified from AOCI	(26)	3	—	(23)
Net other comprehensive loss	(31)	(5)	(36)	(72)
Balance as of December 31, 2015	$—	$(29)	$(47)	$(76)
Other comprehensive loss before reclassifications	—	(9)	(7)	(16)
Amounts reclassified from AOCI	—	3	—	3
Net other comprehensive loss	—	(6)	(7)	(13)
Balance as of December 31, 2016	$—	$(35)	$(54)	$(89)

The following table presents the impact and respective location of AOCI reclassifications in the Consolidated Statements of Income for the years ended December 31:

In millions
AOCI Component	Location	2016	2015	2014
Defined benefit plans	Cost of services	$(3)	$(2)	$(1)
Defined benefit plans	Selling, general and administrative expenses	(1)	(1)	—
Defined benefit plans	Research and development expenses	—	—	—
Available for sale securities	Other income	—	42	—
Tax portion	Income tax benefit (expense)	1	(16)	—
Total reclassifications	Net income (loss)	$(3)	$23	$(1)
Further information on the Company’s defined benefit plans is included in Note 6.

Note 14 Reorganization and Business Transformation
In the fourth quarter of 2015 the Company announced a plan to realign Teradata’s business by reducing its cost structure and focusing on the Company’s core data and analytics business. This business transformation includes exiting the marketing applications business (see Note 15), rationalizing costs, and modifying the Company’s go-to-market approach. The Company incurred the following costs related to these actions for the years ended December 31:

In millions	2016	2015
Employee severance and other employee related cost	$14	$4
Asset write-downs	80	140
Professional services, legal and other associated cost	35	8
Total reorganization and business transformation cost	$129	$152
The charges for asset write-downs were for non-cash write-downs of goodwill, acquired intangibles and other assets (see Note 15). In addition to the costs and charges incurred above, the Company made cash payments of $20 million in 2016 and $14 million in 2015 for employee severance that did not have a material impact on its Statement of Operations due to Teradata accounting for its postemployment benefits under Accounting Standards Codification 712, Compensation - Nonretirement Postemployment Benefits (“ASC 712”), which uses actuarial estimates and defers the immediate recognition of gains or losses. Because the Company accounts for postemployment benefits under ASC 712, it did not record any liability associated with ASC 420, Exit or Disposal Cost Obligations.
Note 15 Impairment and Sale of the Marketing Applications Business
The Company reviews goodwill for impairment annually in the fourth quarter and whenever events or changes in circumstances indicate it is more likely than not that the fair value of the reporting unit is less than its carrying amount. During the second quarter of 2015, the Company determined that indicators were present in the marketing applications business which would suggest the fair value may have declined below the carrying value. The indicators were primarily lower than forecasted revenue and profitability levels for 2015 and future periods. Based on our analysis, the implied fair value of goodwill was substantially lower than the carrying value of goodwill. As a result, the Company recorded an impairment charge of $340 million during the second quarter of 2015.

In the fourth quarter of 2015, the Company committed to a plan to exit the marketing applications business. The assets and liabilities for this business, which were included within our marketing applications segment, were classified as held for sale in the fourth quarter of 2015 and, therefore, the corresponding depreciation and amortization expense ceased at that time. The divestiture was not presented as discontinued operations in our consolidated financial statements because it did not have a major effect on the Company's operations and financial results. The Company then performed a goodwill impairment analysis of the business to be disposed of. As a result of this analysis, the Company recognized an additional goodwill impairment of $97 million in the fourth quarter of 2015. In addition, acquired intangible assets were reduced by $41 million to adjust the carrying amount of the disposal group's net assets and liabilities down to its fair value less cost to sell.

On April 22, 2016, the Company entered into a definitive Asset Purchase Agreement (the “Purchase Agreement”) with TMA Solutions, L.P., a Cayman Islands exempted limited partnership and affiliate of Marlin Equity Partners (“Marlin Equity”), to sell the marketing applications business for $90 million in cash, subject to a post-closing adjustment for working capital, debt and other metrics. We recognized an impairment of goodwill of $57 million and acquired intangibles of $19 million in the first quarter of 2016 to adjust the carrying value of the net assets of our marketing applications business to fair value less cost to sell.

Prior to the sale that occurred on July 1, 2016, the marketing applications business that was classified as held for sale generated revenue of $69 million and an operating loss of $112 million (which includes loss from impairment of goodwill and acquired intangibles of $76 million) for the six months ended June 30, 2016. For the year ended December 31, 2015, the Company generated revenue of $153 million and an operating loss of $561 million (which includes loss from impairment of goodwill and acquired intangibles of $478 million). The net assets held for sale as of July 1, 2016 and December 31, 2015 were as follows:

In millions	At July 1, 2016	At December 31, 2015
Current assets held for sale
Account receivable, net	$35	$41
Other current asset	2	3
Total current assets held for sale	37	44
Property and equipment, net	11	12
Goodwill	57	113
Acquired intangibles, net	25	44
Other assets	—	1
Total assets held for sale	$130	$214

Current liabilities held for sale
Account payable	$4	$10
Payroll and benefit liabilities	4	12
Deferred Revenue	28	30
Other current liabilities	2	5
Total current liabilities held for sale	38	57
Other liabilities	5	1
Total liabilities held for sale	$43	$58

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

The Company recorded tax expense of approximately $22 million in the third quarter of 2016 related to this transaction. The total tax expense, of which $14 million is cash taxes due to having zero tax basis in goodwill, was calculated based on the amount of proceeds allocated to the various jurisdictions in accordance with the Purchase Agreement at the local statutory rates. The tax expense reported in the third quarter of 2016 is subject to change pending finalization of the working capital, transaction costs and other adjustments.

In connection with the closing of the transaction, the parties entered into a transition services agreement, pursuant to which Teradata will provide certain services to Marlin Equity, including accounting, human resources, order processing and invoicing and information technology services for a service period of up to 15 months after the closing of the transaction.

Note 16 Quarterly Information (unaudited)

In millions, except per share amounts	First (1)	Second(2)	Third	Fourth(3)
2016
Total revenues	$545	$599	$552	$626
Gross margin	$269	$310	$294	$315
Operating (loss) income	$(42)	$87	$89	$98
Net (loss) income	$(46)	$64	$49	$58
Net (loss) income per share:
Basic	$(0.36)	$0.49	$0.38	$0.45
Diluted	$(0.36)	$0.49	$0.37	$0.44
2015
Total revenues	$582	$623	$606	$719
Gross margin	$277	$327	$307	$365
Operating income (loss)	$30	$(262)	$77	$(40)
Net income (loss)	$22	$(265)	$78	$(49)
Net income (loss) per share:
Basic	$0.15	$(1.87)	$0.56	$(0.37)
Diluted	$0.15	$(1.87)	$0.55	$(0.37)
(1) Loss from operation for the three months ended March 31, 2016 includes goodwill and acquired intangibles impairment charges of $76 million for the marketing application business.
(2) Loss from operations for the three months ended June 30, 2015 includes a goodwill impairment charge of $340 million for the marketing applications business.
(3) Loss from operations for the three months ended December 31, 2015 includes goodwill and acquired intangibles impairment charges of $138 million for the marketing applications business.

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
Based on their evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective to provide reasonable assurance as of December 31, 2016.
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
Management assessed the effectiveness of Teradata’s internal control over financial reporting as of the end of the period covered by this report. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control – Integrated Framework (2013). Based on our assessment and those criteria, management concluded that Teradata’s internal control over financial reporting was effective as of December 31, 2016.
Teradata’s independent registered public accounting firm has issued their report on the effectiveness of Teradata’s internal control over financial reporting as of December 31, 2016, which appears in this Annual Report.
Changes in Internal Control over Financial Reporting
There have been no changes in our internal control over financial reporting that occurred during the last fiscal quarter ended December 31, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	OTHER INFORMATION
None.
PART III

Item 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Information required to be included in Part III Item 10 is set forth under the captions “Election of Directors” and “Additional Information Concerning the Board of Directors” in Teradata’s Notice of Annual Meeting of Stockholders and Proxy Statement to be filed with the SEC within 120 days after the end of our fiscal 2016 year (the “2017 Proxy Statement”) and is incorporated herein by reference. The information under the heading “Executive Officers of the Registrant” in Part I Item 1 of this Annual Report on Form 10-K is also incorporated by reference in this section.

Item 11.	EXECUTIVE COMPENSATION
Information required to be included in Part III Item 11 is set forth under the captions “Director Compensation,” “Compensation Discussion and Analysis,” “Compensation Tables,” “Potential Payments Upon Termination or Change in Control,” “Compensation and Human Resource Committee” and “Board Compensation and Human Resource Committee Report on Executive Compensation” in Teradata’s 2017 Proxy Statement and incorporated herein by reference.

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Information required to be included in Part III Item 12 is set forth under the captions “Stock Ownership” in Teradata’s 2017 Proxy Statement and incorporated herein by reference.
Equity Compensation Plan Information

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)(1)	(b)	(c)(2)
Equity compensation plans approved by security holders	$6,508,759	$36.22	$9,732,983
Equity compensation plans not approved by security holders	N/A	NA	N/A
Total	$6,508,759	$36.22	$9,732,983
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
Information required to be included in Part III Item 13 is set forth under the captions “Related Person Transactions” and “Board Independence and Related Transactions” in Teradata’s 2017 Proxy Statement and incorporated herein by reference.

Item 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES
Information required to be included in Part III Item 14 is set forth under the caption “Fees Paid to Independent Registered Public Accounting Firm” in Teradata’s 2017 Proxy Statement and incorporated herein by reference.

PART IV

Item 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)	Index
1. Financial Statements: The consolidated financial statements of the Company and the Report of Independent Registered Public Accounting Firm as set forth in Part II, Item 8 of this Annual Report:
2. Financial Statement Schedule: Financial Statement Schedule II – Valuation and Qualifying Accounts is included in this Annual Report on page 93. All other schedules are not required under the related instructions or are not applicable.
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

3.2	Amended and Restated By-Laws of Teradata Corporation, as amended and restated on July 26, 2016 (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K dated August 1, 2016).

4.1	Common Stock Certificate of Teradata Corporation (incorporated by reference to Exhibit 4.1 to the Quarterly Report on Form 10-Q dated November 13, 2007 (SEC file number 001-33458)).

10.1
Form of Tax Sharing Agreement between Teradata Corporation and NCR Corporation (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K (SEC file number 001-00395) filed by NCR Corporation on September 25, 2007).

10.2	Form of Technology Agreement (incorporated by reference to Exhibit 10.6 to the Registration Statement on Form 10).

10.3*	Teradata Corporation Employee Stock Purchase Plan, as amended and restated on January 31, 2012 (incorporated by reference to Exhibit 10.6 to the Quarterly Report on Form 10-Q dated August 3, 2012).

10.4*	Teradata Corporation Management Incentive Plan (incorporated by reference to Exhibit 10.9 to the Registration Statement on Form 10).

10.5*	Teradata Change in Control Severance Plan, as amended and restated on January 30, 2017 to be effective as of February 1, 2017.

10.6*	Teradata Executive Severance Plan, effective as of February 1, 2017.

10.7*
Amended and Restated Teradata Corporation 2007 Stock Incentive Plan, dated February 3, 2009 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K dated February 9, 2009 (SEC file number 001-33458)).

10.8*
Form of Stock Option Agreement under the Teradata Corporation 2007 Stock Incentive Plan for awards granted in 2007 (incorporated by reference to Exhibit 10.11 to the Registration Statement on Form 10).

10.8.1*
Form of 2008 Stock Option Agreement under the Teradata Corporation 2007 Stock Incentive Plan, approved November 26, 2007 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K dated November 30, 2007 (SEC file number 001-33458)).

10.8.2*
Form of Stock Option Agreement Under the Teradata Corporation 2007 Stock Incentive Plan, approved on December 2, 2008 and November 30, 2009 (incorporated by reference to Exhibit 10.11.8 to the Annual Report on Form 10-K dated March 2, 2009 (SEC file number 001-33458)).

10.8.3*
Form of Stock Option Agreement Under the Teradata Corporation 2007 Stock Incentive Plan, approved on November 29, 2010 and November 28, 2011 (incorporated by reference to Exhibit 10.11.10 to the Annual Report on Form 10-K dated March 1, 2011).

10.8.4*	Form of 2007 Director Option Grant Statement (incorporated by reference to Exhibit 10.11.6 to the Annual Report on Form 10-K dated March 3, 2008 (SEC file number 001-33458)).

10.8.5*
Form of 2008 Director Option Grant Statement under the Teradata Corporation 2007 Stock Incentive Plan (incorporated by reference to Exhibit 10.5 to the Quarterly Report on Form 10-Q dated May 15, 2008 (SEC file number 001-33458)).

10.8.6*
Teradata Corporation Director Compensation Program, Amended and Restated, effective on April 26, 2011 (incorporated by reference to Exhibit 10.5 to the Quarterly Report on Form 10-Q dated August 8, 2011 (SEC file number 001-33458)).

10.9*	Teradata 2012 Stock Incentive Plan (Amended and Restated as of February 22, 2016) (incorporated by reference from the Proxy Statement of Teradata Corporation filed with the SEC on March 4, 2016).

10.10*
Form of Stock Option Agreement Under the Teradata 2012 Stock Incentive Plan, approved on April 19, 2012 (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K dated April 26, 2012).

10.10.1*
Form of Director Restricted Share Unit Grant Statement under the Teradata 2012 Stock Incentive Plan (incorporated by reference to Exhibit 10.5 to the Quarterly Report on Form 10-Q dated August 3, 2012).

10.10.2*
Form of Special 2016 Performance-Based Restricted Share Unit Agreement under the Teradata 2012 Stock Incentive Plan, approved on February 26, 2013 (incorporated by reference to Exhibit 10.12.4 to the Annual Report on Form 10-K dated February 28, 2013).

10.10.3*
Form of Special Long-Term Strategic Performance-Based Restricted Share Unit Agreement under the Teradata 2012 Stock Incentive Plan, approved on February 26, 2013 (incorporated by reference to Exhibit 10.12.5 to the Annual Report on Form 10-K dated February 28, 2013).

10.10.4*
Form of Stock Option Agreement Under the Teradata 2012 Stock Incentive Plan, approved on December 2, 2013 (incorporated by reference to Exhibit 10.9.6 to the Annual Report on Form 10-K dated February 27, 2014).

10.10.5*
Form of Stock Option Agreement For Non-U.S. Employees Under the Teradata 2012 Stock Incentive Plan, approved on December 2, 2013 (incorporated by reference to Exhibit 10.9.7 to the Annual Report on Form 10-K dated February 27, 2014).

10.10.6*
Form of Restricted Share Unit Agreement Under the Teradata 2012 Stock Incentive Plan, approved on December 2, 2013 (incorporated by reference to Exhibit 10.9.8 to the Annual Report on Form 10-K dated February 27, 2014).

10.10.7*
Form of Restricted Share Unit Agreement For Non-U.S. Employees Under the Teradata 2012 Stock Incentive Plan, approved on December 2, 2013 (incorporated by reference to Exhibit 10.9.9 to the Annual Report on Form 10-K dated February 27, 2014).

10.10.8*
Form of Performance-Based Restricted Share Unit Agreement Under the Teradata 2012 Stock Incentive Plan, approved on December 2, 2013 (incorporated by reference to Exhibit 10.9.10 to the Annual Report on Form 10-K dated February 27, 2014).

10.10.9*
Form of Stock Option Agreement Under the Teradata 2012 Stock Incentive Plan, approved on December 1, 2014 (incorporated by reference to Exhibit 10.9.11 to the Annual Report on Form 10-K dated February 27, 2015).

10.10.10*
Form of Stock Option Agreement For Non-U.S. Employees Under the Teradata 2012 Stock Incentive Plan, approved on December 1, 2014 (incorporated by reference to Exhibit 10.9.12 to the Annual Report on Form 10-K dated February 27, 2015).

10.10.11*
Form of Restricted Share Unit Agreements Under the Teradata 2012 Stock Incentive Plan, approved on December 1, 2014 (incorporated by reference to Exhibit 10.9.13 to the Annual Report on Form 10-K dated February 27, 2015).

10.10.12*
Form of Restricted Share Unit Agreements For Non-U.S. Employees Under the Teradata 2012 Stock Incentive Plan, approved on December 1, 2014 (incorporated by reference to Exhibit 10.9.14 to the Annual Report on Form 10-K dated February 27, 2015).

10.10.13*
Form of Performance-Based Restricted Share Unit Agreement Under the Teradata 2012 Stock Incentive Plan, approved on December 1, 2014 (incorporated by reference to Exhibit 10.9.15 to the Annual Report on Form 10-K dated February 27, 2015).

10.10.14*
Form of Stock Option Agreement Under the Teradata 2012 Stock Incentive Plan, approved on December 1, 2015 (incorporated by reference to Exhibit 10.9.16 to the Annual Report on Form 10-K dated February 26, 2016).

10.10.15*
Form of Stock Option Agreement For Non-U.S. Employees Under the Teradata 2012 Stock Incentive Plan, approved on December 1, 2015 (incorporated by reference to Exhibit 10.9.17 to the Annual Report on Form 10-K dated February 26, 2016).

10.10.16*
Form of Restricted Share Unit Agreements Under the Teradata 2012 Stock Incentive Plan, approved on December 1, 2015 (incorporated by reference to Exhibit 10.9.18 to the Annual Report on Form 10-K dated February 26, 2016).

10.10.17*
Form of Restricted Share Unit Agreements For Non-U.S. Employees Under the Teradata 2012 Stock Incentive Plan, approved on December 1, 2015 (incorporated by reference to Exhibit 10.9.19 to the Annual Report on Form 10-K dated February 26, 2016).

10.10.18*
Form of Performance-Based Restricted Share Unit Agreement Under the Teradata 2012 Stock Incentive Plan, approved on December 1, 2015 (incorporated by reference to Exhibit 10.9.20 to the Annual Report on Form 10-K dated February 26, 2016).

10.10.19*
Form of Restricted Share Unit Agreement (Marketing Applications Division) Under the Teradata 2012 Stock Incentive Plan, approved on December 1, 2015 (incorporated by reference to Exhibit 10.9.22 to the Annual Report on Form 10-K dated February 26, 2016).

10.10.20*
Form of Restricted Share Unit Agreement for Non-U.S. Employees (Marketing Applications Division) Under the Teradata 2012 Stock Incentive Plan, approved on December 1, 2015 (incorporated by reference to Exhibit 10.9.23 to the Annual Report on Form 10-K dated February 26, 2016).

10.10.21
Form of Relative TSR Performance-Based Restricted Share Unit Agreement Under the Teradata 2012 Stock Incentive Plan, approved on February 7, 2016 (incorporated by reference to Exhibit 10.9.21 to the Annual Report on Form 10-K dated February 26, 2016).

10.10.22
Form of Director Restricted Share Unit Grant Statement under the Teradata 2012 Stock Incentive Plan, approved on April 26, 2016 (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K dated April 29, 2016).

10.10.23*	Form of Stock Option Agreement Under the Teradata 2012 Stock Incentive Plan, approved on November 28, 2016.

10.10.24*	Form of Stock Option Agreement For Non-U.S. Employees Under the Teradata 2012 Stock Incentive Plan, approved on November 28, 2016.

10.10.25*	Form of Restricted Share Unit Agreements Under the Teradata 2012 Stock Incentive Plan, approved on November 28, 2016.

10.10.26*	Form of Restricted Share Unit Agreements For Non-U.S. Employees Under the Teradata 2012 Stock Incentive Plan, approved on November 28, 2016.

10.10.27*	Form of Performance-Based Restricted Share Unit Agreement Under the Teradata 2012 Stock Incentive Plan, approved on November 28, 2016.

10.10.28*	Form of Performance-Based Restricted Share Unit Agreement Under the Teradata 2012 Stock Incentive Plan (Relative TSR Award), approved on November 28, 2016.

10.10.29*	Form of CEO Performance-Based Restricted Share Unit Agreement Under the Teradata 2012 Stock Incentive Plan (2017 Performance Period Award), approved on November 28, 2016.

10.10.30*	Form of CEO Performance-Based Restricted Share Unit Agreement Under the Teradata 2012 Stock Incentive Plan (Relative TSR Award), approved on November 28, 2016.

10.11
Purchase and Manufacturing Services Agreement, effective April 27, 1998, by and between NCR Corporation and Solectron Corporation, now known as Flextronics International Ltd. (filed as Exhibit 10.1 to NCR Corporation’s Form 10-Q (SEC File No. 001-00395) for the fiscal quarter ended June 30, 1998 and incorporated herein by reference).

10.11.1
Amendment No. 1 to Purchase and Manufacturing Services Agreement, dated January 29, 2000, between NCR Corporation and Solectron Corporation, now known as Flextronics International Ltd. (incorporated by reference to Exhibit 10.22 to the Registration Statement on Form 10).

10.12*	Offer Letter to Michael Koehler (incorporated by reference to Exhibit 10.20 to the Registration Statement on Form 10).

10.12.1*
Amendment to the Offer Letter from Teradata Corporation to Michael Koehler, dated October 7, 2008 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K dated October 14, 2008 (SEC file number 001-33458)).

10.12.2*	Agreement dated as of May 5, 2016 between Michael F. Koehler and the Company (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K dated May 5, 2016.)

10.13*	Offer Letter to Stephen Scheppmann (incorporated by reference to Exhibit 10.23 to the Registration Statement on Form 10).

10.13.1*
Amendment to the Offer Letter from Teradata Corporation to Stephen Scheppmann, dated October 7, 2008 (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K dated October 14, 2008 (SEC file number 001-33458)).

10.14*
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

10.14.2*	Separation Agreement dated as of August 1, 2016 between Robert Fair and the Company (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K dated August 1, 2016).

10.15*
Offer Letter from Teradata Corporation to Daniel Harrington dated September 20, 2007 (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K dated February 9, 2009 (SEC file number 001-33458)).

10.15.1*
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

10.17*	Offer Letter from Teradata Corporation to Saundra Davis dated September 20, 2007 (incorporated by reference to Exhibit 10.17 to the Annual Report on Form 10-K dated February 26, 2016).

10.17.1*
Amendment to the Offer Letter from Teradata Corporation to Saundra Davis effective December 31, 2008 (incorporated by reference to Exhibit 10.17 to the Annual Report on Form 10-K dated February 26, 2016).

10.18*	Offer Letter from Teradata Corporation to Laura Nyquist dated September 20, 2007 (incorporated by reference to Exhibit 10.18 to the Annual Report on Form 10-K dated February 26, 2016).

10.18.1*
Amendment to the Offer Letter from Teradata Corporation to Laura Nyquist effective December 31, 2008 (incorporated by reference to Exhibit 10.18.1 to the Annual Report on Form 10-K dated February 26, 2016).

10.19*	Separation Agreement dated as of August 1, 2016 between Rick Morton and the Company (incorporated by reference to Exhibit 3.8 to the Quarterly Report on Form 10-Q dated June 30, 2016).

10.20*	Offer letter from Teradata Corporation to Suzanne Zoumaras dated September 14, 2016 (incorporated by reference to Exhibit 3.5 to the Quarterly Report on Form 10-Q dated November 3, 2016).

10.21*	Offer letter from Teradata Corporation to John Dinning dated August 15, 2007.

10.21.1*	Amendment to the Offer Letter from Teradata Corporation to John Dinning dated September 9, 2011.

10.22*	Offer letter from Teradata Corporation to Oliver Ratzesberger dated June 11, 2013.

10.23
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

10.23.1	Second Amendment to the Revolving Credit Agreement dated as of January 22, 2016 (incorporated by reference to Exhibit 1.1 to the Current Report on Form 8-K dated January 28, 2016).

10.23.2	Third Amendment to the Revolving Credit Agreement dated as of January 22, 2016 (incorporated by reference to Exhibit 1.3 to the Current Report on Form 8-K dated January 28, 2016).

10.24
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

10.24.1	Second Amendment to the Term Loan Agreement dated as of January 22, 2016 (incorporated by reference to Exhibit 1.2 to the Current Report on Form 8-K dated January 28, 2016).

10.24.2	Third Amendment to the Term Loan Agreement dated as of January 22, 2016 (incorporated by reference to Exhibit 1.4 to the Current Report on Form 8-K dated January 28, 2016).

10.25
Asset Purchase Agreement, by and between Teradata Corporation and TMA Solutions, L.P., dated as of April 22 (incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K dated April 22, 2016).**

21	Subsidiaries of Teradata Corporation.

23.1	Consent of Independent Registered Public Accounting Firm.

31.1	Certification pursuant to Rule 13a-14(a) dated February 27, 2017.

31.2	Certification pursuant to Rule 13a-14(a) dated February 27, 2017.

32	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 dated February, 27, 2017.

101
Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Consolidated Statement of Income (Loss) for the twelve month periods ended December 31, 2016, 2015 and 2014, (ii) the Consolidated Statement of Comprehensive Income (Loss) for the twelve month periods ended December 31, 2016, 2015 and 2014, (iii) the Consolidated Balance Sheets at December 31, 2016 and 2015, (iv) the Consolidated Statement of Cash Flows for the twelve month periods ended December 31, 2016, 2015 and 2014, (v) the Consolidated Statement of Changes in Stockholders’ Equity for the twelve month periods ended December 31, 2016, 2015 and 2014, (vi) Financial Statement Schedule II, and (vii) the notes to the Condensed Consolidated Financial Statements.

*	Management contracts or compensatory plans, contracts or arrangements.
**
Schedules have been omitted pursuant to Item 601(b)(2) of Regulation S-K. The Company hereby undertakes to furnish supplemental copies of any of the omitted schedules upon request by the U.S. Securities and Exchange Commission.

TERADATA CORPORATION
SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS
(In millions)

Column A	Column B	Column C		Column D	Column E
Description	Balance at Beginning of Period	Additions Charged to Costs & Expenses	Charged to Other Accounts	Deductions	Balance at End of Period
Allowance for doubtful accounts
Year ended December 31, 2016*	$22	$3	$—	$6	$19
Year ended December 31, 2015**	$19	$5	$—	$2	$22
Year ended December 31, 2014	$18	$3	$—	$2	$19
Deferred tax valuation allowance
Year ended December 31, 2016	$25	$1	$—	$—	$26
Year ended December 31, 2015	$20	$5	$—	$—	$25
Year ended December 31, 2014	$13	$7	$—	$—	$20
* Above amount included in the deductions within column D is $5 million of reserves transferred in the marketing application business sale.
** Above amounts include allowances classified as held for sale.

SIGNATURES
Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TERADATA CORPORATION

Date: February 27, 2017	By:	/s/ Stephen M. Scheppmann
Stephen M. Scheppmann
Executive Vice President and Chief Financial Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Signature	Title

/s/ Victor L. Lund	Director, President and Chief Executive Officer
Victor L. Lund

/s/ Stephen M. Scheppmann	Executive Vice President and Chief Financial Officer
Stephen M. Scheppmann	(Principal Financial and Accounting Officer)

/s/ James M. Ringler	Chairman of the Board of Directors
James M. Ringler

/s/ Lisa R. Bacus	Director
Lisa R. Bacus

/s/ Nancy E. Cooper	Director
Nancy E. Cooper

/s/ Cary T. Fu	Director
Cary T. Fu

/s/ Michael P. Gianoni	Director
Michael P. Gianoni

/s/ David E. Kepler	Director
David E. Kepler

/s/ John G. Schwarz	Director
John G. Schwarz

/s/ William S. Stavropoulos	Director
William S. Stavropoulos
Date: February 27, 2017

Item 16.	FORM 10-K SUMMARY

None.