Form 10-Q
period 2017-03-31
TERADATA CORP /DE/
filed 2017-05-05
CIK 816761

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2017
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

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐    No  ☒
At April 28, 2017, the registrant had approximately 129.3 million shares of common stock outstanding.

PART I—FINANCIAL INFORMATION

Part 1—FINANCIAL INFORMATION

Item 1.	Financial Statements.
Teradata Corporation
Condensed Consolidated Statements of Loss (Unaudited)

	Three Months Ended March 31,
In millions, except per share amounts	2017	2016
Revenue
Product and cloud revenue	$166	$208
Service revenue	325	337
Total revenue	491	545
Costs and operating expenses
Cost of product and cloud	76	89
Cost of services	191	187
Selling, general and administrative expenses	155	174
Research and development expenses	70	57
Impairment of goodwill, acquired intangibles and other assets	—	80
Total costs and operating expenses	492	587
Loss from operations	(1)	(42)
Other expense, net
Interest expense	(3)	(3)
Interest income	2	1
Other expense	—	(1)
Total other expense, net	(1)	(3)
Loss before income taxes	(2)	(45)
Income tax expense	—	1
Net loss	$(2)	$(46)
Net loss per weighted average common share
Basic	$(0.02)	$(0.36)
Diluted	$(0.02)	$(0.36)
Weighted average common shares outstanding
Basic	130.4	129.4
Diluted	130.4	129.4
See Notes to Condensed Consolidated Financial Statements (Unaudited).

Teradata Corporation
Condensed Consolidated Statements of Comprehensive Income (Loss) (Unaudited)

	Three Months Ended March 31,
In millions	2017	2016
Net loss	$(2)	$(46)
Other comprehensive income:
Foreign currency translation adjustments	5	8
Defined benefit plans:
Defined benefit plan adjustment, before tax	1	—
Defined benefit plan adjustment, tax portion	—	—
Defined benefit plan adjustment, net of tax	1	—
Other comprehensive income	6	8
Comprehensive income (loss)	$4	$(38)
See Notes to Condensed Consolidated Financial Statements (Unaudited).

Teradata Corporation
Condensed Consolidated Balance Sheets (Unaudited)

In millions, except per share amounts	March 31, 2017	December 31, 2016
Assets
Current assets
Cash and cash equivalents	$1,164	$974
Accounts receivable, net	442	548
Inventories	40	34
Other current assets	58	65
Total current assets	1,704	1,621
Property and equipment, net	142	138
Capitalized software, net	167	187
Goodwill	392	390
Acquired intangible assets, net	10	11
Deferred income taxes	50	49
Other assets	18	17
Total assets	$2,483	$2,413
Liabilities and stockholders’ equity
Current liabilities
Current portion of long-term debt	$38	$30
Accounts payable	89	103
Payroll and benefits liabilities	109	139
Deferred revenue	514	369
Other current liabilities	85	88
Total current liabilities	835	729
Long-term debt	523	538
Pension and other postemployment plan liabilities	101	96
Long-term deferred revenue	14	14
Deferred tax liabilities	25	33
Other liabilities	31	32
Total liabilities	1,529	1,442
Commitments and contingencies (Note 7)
Stockholders’ equity
Preferred stock: par value $0.01 per share, 100.0 shares authorized, no shares issued and outstanding at March 31, 2017 and December 31, 2016, respectively	—	—
Common stock: par value $0.01 per share, 500.0 shares authorized, 129.6 and 130.6 shares issued at March 31, 2017 and December 31, 2016, respectively	1	1
Paid-in capital	1,243	1,220
Accumulated deficit	(207)	(161)
Accumulated other comprehensive loss	(83)	(89)
Total stockholders’ equity	954	971
Total liabilities and stockholders’ equity	$2,483	$2,413
See Notes to Condensed Consolidated Financial Statements (Unaudited).

Teradata Corporation
Condensed Consolidated Statements of Cash Flows (Unaudited)

	Three Months Ended March 31,
In millions	2017	2016
Operating activities
Net loss	$(2)	$(46)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	36	34
Stock-based compensation expense	16	21
Deferred income taxes	(8)	(10)
Impairment of goodwill, acquired intangibles and other assets	—	80
Changes in assets and liabilities:
Receivables	106	66
Inventories	(6)	(5)
Current payables and accrued expenses	(44)	(16)
Deferred revenue	145	140
Other assets and liabilities	5	(14)
Net cash provided by operating activities	248	250
Investing activities
Expenditures for property and equipment	(16)	(8)
Additions to capitalized software	(2)	(18)
Business acquisitions and other investing activities, net	—	(3)
Net cash used in investing activities	(18)	(29)
Financing activities
Repurchases of common stock	(43)	(47)
Repayments of long-term borrowings	(8)	(7)
Repayments of credit facility borrowings	—	(100)
Other financing activities, net	7	9
Net cash used in financing activities	(44)	(145)
Effect of exchange rate changes on cash and cash equivalents	4	2
Increase in cash and cash equivalents	190	78
Cash and cash equivalents at beginning of period	974	839
Cash and cash equivalents at end of period	$1,164	$917
See Notes to Condensed Consolidated Financial Statements (Unaudited).

Notes to Condensed Consolidated Financial Statements (Unaudited)
1. Basis of Presentation
These statements have been prepared pursuant to the rules and regulations of the United States Securities and Exchange Commission (“SEC”) and, in accordance with those rules and regulations, do not include all information and footnote disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). In the opinion of management, the condensed consolidated financial statements reflect all adjustments, consisting only of normal recurring adjustments, necessary to fairly state the results of operations, financial position and cash flows of Teradata Corporation (“Teradata” or the “Company”) for the interim periods presented herein. The year-end 2016 condensed consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by GAAP. The preparation of condensed consolidated financial statements in conformity with GAAP requires management to make use of estimates and assumptions that affect the reported amounts and disclosures. Actual results may vary from these estimates.
These condensed consolidated interim financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in Teradata’s most recent Annual Report on Form 10-K for the fiscal year ended December 31, 2016 (the “2016 Annual Report”). The results of operations for any interim period are not necessarily indicative of the results of operations to be expected for the full year. Prior period amounts have been restated to conform to the current year presentation. As a result of the Company's early adoption of Accounting Standards Update 2016-09, Improvements to Employee Share-Based Payment Accounting, in the fourth quarter of 2016, retroactively to January 1, 2016, the restatement of prior year results resulted in a change in net cash provided by operating activities and net cash used by financing activities of $1 million for the three months ended March 31, 2016.
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
In July 2015, the FASB issued a one-year delay in the effective date of the new standard. Under this guidance, the new revenue standard will be effective for annual reporting periods beginning after December 15, 2017, with early application permitted. The standard allows entities to apply the standard retrospectively for all periods presented or alternatively an entity is permitted to recognize the cumulative effect of initially applying the guidance as an opening balance sheet adjustment to retained earnings in the period of initial application (modified retrospective method).

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
The Company plans to adopt the new accounting guidance effective January 1, 2018 by utilizing the modified retrospective method. The Company is currently evaluating the impact on its consolidated financial position, results of operations and cash flows.
Although the Company is still evaluating the impact on its consolidated financial statements, the Company believes the most significant impacts may include the following items:

•
As the Company transitions to the new go-to-market offerings, such as subscription-based licenses rather than perpetual licenses, the Company could potentially see a more significant impact in the amount of revenue recognized over time under the current rules but upfront under the new rules;

•
The Company currently expenses contract acquisition costs and believes that the requirement to defer incremental contract acquisition costs and recognize them over the term of the contract to which the costs relate could have an impact, especially as the Company transitions to longer-term, over-time revenue contracts;

•
The amount of revenue allocated to the delivered items and recognized upfront utilizing the relative selling price model is limited to the amount that is not contingent upon the delivery of additional items or meeting other specified performance conditions (i.e., the non-contingent amount) under current rules. Under the new rules, the amounts allocated to delivered items and recognized upfront could be higher if it is probable that a significant reversal in the amount of revenue recognized will not occur in future periods upon the delivery of additional items or meeting other specified performance conditions; and

•
The new standard will impact our internal control environment, including our financial statement disclosure controls, business process controls, new systems and processes, and enhancements to existing systems and processes.

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
Presentation of Net Periodic Pension Cost and Net Periodic Post-retirement Benefit Cost. In March 2017, the FASB issued accounting guidance for “Compensation – Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Post-retirement Benefit Cost”. The amendment requires the service cost component of net periodic benefit cost be presented in the same income statement line item as other employee compensation costs arising from services rendered during the period and other components of the net periodic benefit cost be presented separately from the line item that includes the service cost and outside of any subtotal of operating income. For public entities, the amendments are effective for interim and annual reporting periods beginning after December 15, 2017. The Company is currently evaluating this guidance to determine the impact it may have on its consolidated financial statements.
Recently Adopted Guidance
Simplifying the measurement for goodwill. In January 2017, the FASB issued guidance to simplify the accounting for the impairment of goodwill. The guidance removes Step 2 of the goodwill impairment test, which requires a hypothetical purchase price allocation. A goodwill impairment will now be the amount by which a reporting unit’s carrying value exceeds its fair value, not to exceed the carrying amount of goodwill. The guidance is required to be applied prospectively and is effective for periods beginning after December 15, 2019, with early adoption permitted. The Company elected to early adopt this accounting guidance effective January 1, 2017. The Company does not expect any impact from the adoption of the new accounting guidance on its consolidated financial statements.

3. Supplemental Financial Information

	As of
In millions	March 31, 2017	December 31, 2016
Inventories
Finished goods	$26	$20
Service parts	14	14
Total inventories	$40	$34

Deferred revenue
Deferred revenue, current	$514	$369
Long-term deferred revenue	14	14
Total deferred revenue	$528	$383

4. Goodwill and Acquired Intangible Assets
The following table identifies the activity relating to goodwill by operating segment:

In millions	Balance, December 31, 2016	Adjustments	Currency Translation Adjustments	Balance, March 31, 2017
Goodwill
Americas Data and Analytics	$251	$—	$—	$251
International Data and Analytics	139	—	2	141
Total goodwill	$390	$—	$2	$392

The only changes in goodwill for the three months ended March 31, 2017 were due to changes in foreign currency exchange rates.

Acquired intangible assets were specifically identified when acquired, and are deemed to have finite lives. The gross carrying amount and accumulated amortization for Teradata’s acquired intangible assets were as follows:

		March 31, 2017		December 31, 2016
In millions	Amortization Life (in Years)	Gross Carrying Amount	Accumulated Amortization and Currency Translation Adjustments	Gross Carrying Amount	Accumulated Amortization and Currency Translation Adjustments
Acquired intangible assets
Intellectual property/developed technology	2 to 5	$23	$(14)	$71	$(61)
Trademarks/trade names	5	—	—	1	(1)
In-process research and development	5	5	(4)	5	(4)
Total acquired intangible assets		$28	$(18)	$77	$(66)

The gross carrying amount of acquired intangibles was reduced by certain intangible assets previously acquired that became fully amortized and were removed from the balance sheet.

The aggregate amortization expense (actual and estimated) for acquired intangible assets is as follows:

	Three Months Ended March 31,
In millions	2017	2016
Amortization expense	$2	$5

	Actual	For the years ended (estimated)
In millions	2016	2017	2018	2019
Amortization expense	$10	$7	$3	$1
5. Income Taxes
Income tax provisions for interim periods are based on estimated annual income tax rates, adjusted to reflect the effects of any significant infrequent or unusual items which are required to be discretely recognized within the current interim period. The Company’s intention is to permanently reinvest its foreign earnings outside of the United States ("U.S."). As a result, the effective tax rates in the periods presented are largely based upon the forecasted pre-tax earnings mix and allocation of certain expenses in various taxing jurisdictions where the Company conducts its business that apply a broad range of statutory income tax rates, a large majority of which are less than the U.S. statutory rate.
The effective tax rate is as follows:

	Three Months Ended March 31,
In millions	2017	2016
Effective tax rate	—%	(2.2)%
For the three months ended March 31, 2017, no discrete tax items were recorded.
For the three months ended March 31, 2016, there were discrete tax items resulting from the $76 million impairment recorded in the first quarter of 2016, of which $57 million was related to non-deductible goodwill and $19 million was related to intangible assets for which $6 million of deferred tax benefit had been recorded. In addition, there was a $1 million favorable tax benefit recognized due to the release of a reserve taken for a previously uncertain tax position. These discrete items resulted in income tax expense in Q1 2016 of $1 million, on a pre-tax net loss of $45 million, causing a negative tax rate of (2.2)%.
6. Derivative Instruments and Hedging Activities
As a portion of Teradata’s operations is conducted outside the U.S. and in currencies other than the U.S. dollar, the Company is exposed to potential gains and losses from changes in foreign currency exchange rates. In an attempt to mitigate the impact of currency fluctuations, the Company uses foreign exchange forward contracts to hedge transactional exposures resulting predominantly from foreign currency denominated inter-company receivables and payables. The forward contracts are designated as fair value hedges of specified foreign currency denominated inter-company receivables and payables and generally mature in three months or less. The Company does not hold or issue derivative financial instruments for trading purposes, nor does it hold or issue leveraged derivative instruments. By using derivative financial instruments to hedge exposures to changes in exchange rates, the Company exposes itself to credit risk. The Company manages exposure to counterparty credit risk by entering into derivative financial instruments with highly rated institutions that can be expected to fully perform under the terms of the applicable contracts.
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
The following table identifies the contract notional amount of the Company’s foreign exchange forward contracts:

	As of
In millions	March 31, 2017	December 31, 2016
Contract notional amount of foreign exchange forward contracts	$141	$156
Net contract notional amount of foreign exchange forward contracts	$7	$16
The fair value of derivative assets and liabilities recorded in other current assets and accrued liabilities at March 31, 2017 and December 31, 2016, were not material.
Gains and losses from the Company’s fair value hedges (foreign currency forward contracts and related hedged items) were immaterial for the three months ended March 31, 2017 and March 31, 2016. Gains and losses from foreign exchange forward contracts are fully recognized each period and reported along with the offsetting gain or loss of the related hedged item, either in cost of products or in other income (expense), depending on the nature of the related hedged item.
7. Commitments and Contingencies
In the normal course of business, the Company is subject to proceedings, lawsuits, governmental investigations, claims and other matters, including those that relate to the environment, health and safety, employee benefits, export compliance, intellectual property, tax matters and other regulatory compliance and general matters.
Guarantees and Product Warranties. Guarantees associated with the Company’s business activities are reviewed for appropriateness and impact to the Company’s financial statements. Periodically, the Company’s customers enter into various leasing arrangements coordinated with a leasing company. In some instances, the Company guarantees the leasing company a minimum value at the end of the lease term on the leased equipment. As of March 31, 2017, the maximum future payment obligation of this guaranteed value and the associated liability balance was $4 million.
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
The following table identifies the activity relating to the warranty reserve for the three months ended March 31:

In millions	2017	2016
Warranty reserve liability
Beginning balance at January 1	$5	$6
Provisions for warranties issued	1	2
Settlements (in cash or in kind)	(2)	(2)
Balance at March 31	$4	$6
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
Concentrations of Risk. The Company is potentially subject to concentrations of credit risk on accounts receivable and financial instruments such as hedging instruments, and cash and cash equivalents. Credit risk includes the risk of nonperformance by counterparties. The maximum potential loss may exceed the amount recognized on the balance sheet. Exposure to credit risk is managed through credit approvals, credit limits, selecting major international financial institutions (as counterparties to hedging transactions) and monitoring procedures. Teradata’s business often involves large transactions with customers, and if one or more of those customers were to default in its obligations under applicable contractual arrangements, the Company could be exposed to potentially significant losses. However, management believes that the reserves for potential losses were adequate at March 31, 2017 and December 31, 2016.
The Company is also potentially subject to concentrations of supplier risk. Our hardware components are assembled exclusively by Flextronics International Ltd. (“Flextronics”). Flextronics procures a wide variety of components used in the manufacturing process on behalf of the Company. Although many of these components are available from multiple sources, Teradata utilizes preferred supplier relationships to provide more consistent and optimal quality, cost and delivery. Typically, these preferred suppliers maintain alternative processes and/or facilities to ensure continuity of supply. Given the Company’s strategy to outsource its manufacturing activities to Flextronics and to source certain components from single suppliers, a disruption in production at Flextronics or at a supplier could impact the timing of customer shipments and/or Teradata’s operating results. In addition, a significant change in the forecasts to any of these preferred suppliers could result in purchase obligations for components that may be in excess of demand.
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
When deemed appropriate, the Company minimizes its exposure to changes in foreign currency exchange rates through the use of derivative financial instruments, specifically, foreign exchange forward contracts. The fair value of these contracts are measured at the end of each interim reporting period using observable inputs other than quoted prices, specifically market spot and forward exchange rates. As such, these derivative instruments are classified within Level 2 of the valuation hierarchy. Fair value gains for open contracts are recognized as assets and fair value losses are recognized as liabilities. The fair value derivative assets and liabilities recorded in other current assets and accrued liabilities at March 31, 2017 and December 31, 2016, were not material. Any realized gains or losses would be mitigated by corresponding gains or losses on the underlying exposures.

The Company’s assets measured at fair value on a recurring basis and subject to fair value disclosure requirements at March 31, 2017 and December 31, 2016 were as follows:

		Fair Value Measurements at Reporting Date Using
In millions	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Money market funds, March 31, 2017	$617	$617	$—	$—
Money market funds, December 31, 2016	$473	$473	$—	$—

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

	Three Months Ended March 31,
In millions, except per share amounts	2017	2016
Net loss attributable to common stockholders	$(2)	$(46)
Weighted average outstanding shares of common stock	130.4	129.4
Dilutive effect of employee stock options, restricted stock and other stock awards	—	—
Common stock and common stock equivalents	130.4	129.4
Loss per share:
Basic	$(0.02)	$(0.36)
Diluted	$(0.02)	$(0.36)
For the three months ended March 31, 2017 and March 31, 2016, due to the net loss attributable to Teradata common stockholders, potential common shares that would cause dilution, such as employee stock options, restricted stock and other stock awards, have been excluded from the diluted share count because their effect would have been anti-dilutive. The fully diluted shares would have been 131.9 million for the three months ended March 31, 2017 and 130.9 million for the three months ended March 31, 2016.

Options to purchase 4.5 million shares of common stock for the three months ended March 31, 2017 and 5.7 million shares of common stock for the three months ended March 31, 2016 were not included in the computation of diluted earnings per share because their exercise prices were greater than the average market price of the common shares for the period, and therefore would have been anti-dilutive.

10. Segment and Other Supplemental Information
Effective July 1, 2016, following the sale of the marketing applications business, Teradata is managing its business in two operating segments: (1) Americas region (North America and Latin America); and (2) International region (Europe, Middle East, Africa, Asia Pacific and Japan). For purposes of discussing results by segment, management excludes the impact of certain items, consistent with the manner by which management evaluates the performance of each segment. This format is useful to investors because it allows analysis and comparability of operating trends. It also includes the same information that is used by Teradata management to make decisions regarding the segments and to assess financial performance. The chief operating decision maker evaluates the performance of the segments based on revenue and multiple profit measures, including segment gross profit. For management reporting purposes assets are not allocated to the segments.
The following table presents segment revenue and segment gross margin for the Company:

	Three Months Ended March 31,
In millions	2017	2016
Segment revenue
Americas Data and Analytics	$267	$295
International Data and Analytics	224	216
Total Data and Analytics	491	511
Marketing Applications	—	34
Total revenue	491	545
Segment gross profit
Americas Data and Analytics	151	175
International Data and Analytics	100	102
Total Data and Analytics	251	277
Marketing Applications	—	17
Total segment gross profit	251	294
Stock-based compensation costs	(4)	(4)
Amortization of acquisition-related intangible assets costs	—	(2)
Acquisition, integration, reorganization and transformation-related costs	(2)	(3)
Amortization of capitalized software costs	(21)	(16)
Selling, general and administrative expenses	155	174
Research and development expenses	70	57
Impairment of goodwill, acquired intangibles and other assets	—	80
Loss from operations	$(1)	$(42)

Prior period segment information has been reclassified to conform to the current period presentation. Certain items, including amortization of certain capitalized software costs, were excluded from segment gross profit to conform to the way the Company manages and reviews the results by segment.

The following table presents a further disaggregation of revenue for the Company:

	Three Months Ended March 31,
In millions	2017	2016
Maintenance	$176	$168
Subscription, licenses, cloud and upgrades	76	70
Total recurring revenue	252	238
Licenses and products	90	120
Consulting services	149	153
Marketing applications	—	34
Total revenue	$491	$545

11. Reorganization and Business Transformation
In the fourth quarter of 2015, the Company announced a plan to realign Teradata’s business by reducing its cost structure and focusing on the Company’s core data and analytics business. This business transformation included exiting the marketing applications business, rationalizing costs, and modifying the Company’s go-to-market approach. The Company incurred the following costs for the three months ended March 31:

	Three Months Ended March 31,
In millions	2017	2016
Employee severance and other employee related cost	$2	$9
Asset write-downs	6	80
Professional services, legal and other transformation costs	10	8
Total reorganization and business transformation cost	$18	$97
For the three months ended March 31, 2017, costs incurred above includes $8 million for an inventory charge and other associated transformation costs related to the discontinuation of Teradata's prior hardware platforms. In addition to the costs and charges incurred above, the Company made cash payments of $11 million for the three months ended March 31, 2016 for employee severance that did not have a material impact on its Statement of Operations due to Teradata's accounting for its postemployment benefits under Accounting Standards Codification 712, Compensation - Nonretirement Postemployment Benefits (“ASC 712”), which uses actuarial estimates and defers the immediate recognition of gains or losses.
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”).
You should read the following discussion in conjunction with the Condensed Consolidated Financial Statements and the notes to those statements included elsewhere in this Quarterly Report on Form 10-Q. This Quarterly Report on Form 10-Q contains certain statements that are forward-looking within the meaning of the Private Securities Litigation Reform Act of 1995. Certain statements contained in the MD&A are forward-looking statements that involve risks and uncertainties. The forward-looking statements are not historical facts, but rather are based on current expectations, estimates, assumptions and projections about our industry, business and future financial results. Our actual results could differ materially from the results contemplated by these forward-looking statements due to a number of factors, including those discussed in other sections of this Quarterly Report on Form 10-Q and in the 2016 Annual Report on Form 10-K.

First Quarter Financial Overview
As more fully discussed in later sections of this MD&A, the following were significant financial items for the first quarter of 2017:

•
Total revenue was $491 million for the first quarter of 2017, down 10% from the first quarter of 2016, with an underlying 20% decrease in product and cloud revenue and a 4% decrease in services revenue, in part due to the sale of the marketing applications business.

•	Gross margin decreased to 45.6% in the first quarter of 2017 from 49.4% in the first quarter of 2016, driven by a decrease in both product and cloud and services gross margin.

•
Operating loss was $1 million in the first quarter of 2017, compared to operating loss of $42 million in the first quarter of 2016. The first quarter of 2016 included an impairment loss on goodwill, acquired intangibles and other assets of $80 million.

•	Net loss in the first quarter of 2017 was $2 million, compared to a net loss of $46 million in the first quarter of 2016.
Strategic Overview
Teradata’s strategy is based around our core belief that analytics and data unleash the potential of great companies. We empower companies to achieve high-impact business outcomes through scalable analytics on an agile data foundation. Through our focus on leading with business outcomes and a consultative approach, our goal is to serve as a trusted advisor to both the business and technical leaders in our customers’ organizations. Our business analytics solutions are ideally suited for the world’s largest companies as they have the largest and most complex analytics challenges, and therefore provide the largest revenue opportunities for Teradata.
Our strategy is to provide a differentiated set of offerings to this target market through a portfolio of data and analytics solutions, including the following:

•
Hybrid Cloud: leading technology and services to deliver an analytic ecosystem deployed in a hybrid cloud architecture, including offerings such as managed cloud, private cloud, public cloud, and on premises software and hardware;

•
Business Analytics Solutions: deliver high-value business outcomes realized by engaging with business users through solution-based selling that leverages analytic consulting and repeatable analytical intellectual property ("IP"); and

•
Ecosystem Architecture Consulting: best-in-class architecture consulting expertise to help customers build optimized analytical ecosystems independent of technology, leveraging both open source and commercial solutions.

We deliver our solutions on-premises, via the cloud, and "as a service"; offering customers choice in how they deploy a Teradata analytics environment and leverage the power of our solutions. These flexible delivery options are designed to extend our market opportunity.
In support of our strategy, we are continuing to optimize our go-to-market and sales approach to improve effectiveness in demand creation and address new and expanded market opportunities, such as with our consultative business solutions and cloud offerings. We will continue investing in partnerships to increase the number of solutions available on Teradata platforms, maximize customer value, and increase our market coverage.
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

Analytic environments are becoming more complex to design and manage due to increasing types of analytic tools and techniques, multiple data management systems both on-premises and in the cloud, commercial and open source technologies to be integrated, varying service-level requirements, and the escalating growth in the volume of data. This complexity drives the need for an overall architecture to manage such environments. Demand for value-added consulting and services is growing as customers seek help with evolving their analytic architectures, rapidly deploying their analytic architectural solutions, increasingly look to purchase analytic capabilities “as a service", and strive to get value out of all the data.

Overall, analytics are growing in importance as global businesses seek new means to drive business value from the ever-increasing amounts and types of data. As a result, we expect that Teradata’s leadership status and investments in our strategic areas of focus will position us for future growth.

This anticipated growth, however, is not expected to be without its challenges from general economic conditions, competitive pressures, alternative technologies and deployment options, and other risks and uncertainties. Over the past few years, we have seen a shift in the market that included a reduction in customers’ large capital investments in traditional data analytic systems and related services. Specifically, customers have been focusing investments in their analytical ecosystems on products which have lower average selling prices than traditional integrated data warehouse ("IDW") environments, and changing their buying behavior with decisions shifting from IT to business users who typically want operating expense purchasing options. As a result, our revenue has been impacted by our customers’ focus on less capital intensive options like cloud, subscription-based licenses, rental and usage-based models. In addition, an increasing percentage of our customers want to buy easy-to-use, vendor managed, on-line delivery “as-a-service” analytics rather than traditional analytic systems. One of the greatest challenges for predicting future revenue growth relates to the rate at which customers adopt and change the way they purchase and deploy analytic technologies.

Overall, we believe that the IDW will remain a critical part of companies’ analytical ecosystems and Teradata’s technology is highly differentiated with our ability to handle the concurrency and service-level agreements of hundreds to thousands of mission-critical users and applications. Further, we believe the Company has the opportunity for continued revenue growth from both the expansion of our existing customers’ analytical ecosystems, from both business users as well as IT, and from the addition of new customers. Teradata has expanded our offerings as well as our pricing options to make it easier for customers to buy and expand with Teradata including flexible offerings including availability in the cloud and over time licensing programs. Our approach to offering over-time licensing (subscription) is a major differentiator for Teradata. Our subscription-based license has portability across deployment options. In other words, as business or operating needs change, that license can be deployed on-premises, as ‘software only’ on commodity hardware that customers procure, in our managed cloud, or in the public cloud. This flexibility is extremely valuable to our customers as they deploy “Teradata Everywhere™.  Teradata is the first company in our industry to offer database license portability for the hybrid cloud.

There is risk that pricing and competitive pressures on our solutions could increase in the future as major customers evaluate and rationalize their analytics infrastructure, particularly to the extent that cost becomes the top focus and lower-cost/lower performing alternatives are more seriously and frequently considered. However, such alternatives generally do not enable companies to perform mission-critical, complex analytic workloads to address customer's needed business outcomes from large-scale analytics, discovery analytics, and data management such as those enabled by Teradata’s portfolio of offerings. As the market continues to evolve, we will be challenged to generate revenue growth shorter term as customers purchase in smaller deal sizes, and more of our customers shift from upfront perpetual licenses to over-time subscription licenses at a pace which is difficult to predict.

We continue to believe that analytics will remain a high priority for companies and longer term will drive growth for Teradata’s leading solutions. Moreover, we continue to be committed to new product development and achieving a positive yield from our research and development spending and resources, which are intended to drive future demand. As described above, we continue to transform our go-to-market approach to better position Teradata with both business buyers and IT buyers, and to expand with our existing customers as well as add new customers.
In addition, we will continue to optimize our go-to-market structure to focus on the greatest analytic opportunities, and to manage our cost structure as we work to broaden our product and consulting services portfolio and market penetration.

As a portion of the Company’s operations and revenue occur outside the United States ("U.S."), and in currencies other than the U.S. dollar, the Company is exposed to fluctuations in foreign currency exchange rates. Based on currency rates as of April 28, 2017, Teradata is expecting one percentage point of negative impact from currency translation on our full year projected revenue growth rate.
Business Transformation
Teradata continues to advance in the execution of its business transformation plan to return the Company to profitable growth. As described above, we are strengthening our consultative approach to selling data analytics that enable high-impact business outcomes for our customers and are extending our portfolio of hybrid cloud solutions. We have realigned and continue to optimize our go-to-market approach to improve sales effectiveness and achieve better financial results. We will continue to invest and prioritize initiatives that strengthen our ability to be our customers’ trusted advisor for data and analytics.
Our broad-reaching transformation is driving change across our Company, including in the following key areas:

•
Cloud - We plan to continue to expand our data warehouse offerings in the public cloud and in Teradata’s managed cloud environments. With our "Teradata Everywhere" initiative, we offer our customers greater flexibility and agility through the same Teradata database that we offer on premises, in a managed cloud, public cloud, or private cloud environment. Teradata Everywhere is designed to speed time to value, save costs, and encourage analytics use throughout the organization. We offer services for cloud migration as well as for design, implementation and management of cloud and hybrid cloud environments. Teradata is currently available in Amazon's AWS and Microsoft's Azure cloud environments as well as in Teradata’s cloud, in support of offering customers’ choice in how they can purchase our software.

•
On-premises data warehouse - We have introduced methods to make it easier to buy, expand, and seamlessly upgrade data warehouses. Our IntelliFlex platform architecture is providing more flexible configurations and seamless expansions of our customers’ IDW environments, and the software-only version of our Teradata database is allowing us to expand with both new and existing customers.

•
Analytical ecosystem - We are adding to our data load and integration software and service offerings capabilities that manage customers' analytical ecosystems with new products such as Teradata Unity™, QueryGrid™, and Listener™. These offerings help customers integrate data and manage their analytic ecosystem to better extract value from their data.

We expect the mix of our revenues to shift toward subscription-based licenses, cloud, analytical ecosystem, and analytic consulting services over time, as these are faster growing markets, which we believe will help increase our recurring revenue over time.
One of Teradata’s key strategic initiatives is to enable analytics for companies by making it easier to buy and easier to grow from traditional on-premises deployments to hybrid cloud solutions. These subscription licenses and hybrid solutions offer simplified and consistent approaches with operating expense buying alternatives in addition to traditional capital intensive outlays. This strategy is beginning to move our revenues away from traditional, upfront revenue sales and deployment models to a model where revenue is recognized over time. Thus, the Company’s revenue could decline in the short-term as customers transition to these purchasing models.
Another element that is critical to Teradata's successful transformation plan is modifying our go-to-market efforts to a more consultative approach to better address the increasing relevance of business buyers and to help customers build analytical ecosystems that include our own technologies as well as open source and other commercial solutions. We have adjusted our go-to-market efforts to address these new approaches and to align with the way we believe that our customers want to buy data analytics solutions.
In 2017, we are re-investing into the business after significantly reducing our cost structure in 2016. We have reviewed and rationalized the Company's expense structure and are investing for Teradata’s future, including investments to support our cloud-based initiatives, analytical solutions, realignment of our go-to-market approach, and modernizing our infrastructure.

Teradata has introduced additional financial and performance measures to allow for greater transparency regarding the progress we are making toward achieving our strategic objectives. These new financial and performance measures currently include the following:

•
TCore - is a metric that tracks a consistent unit of consumption across all of Teradata’s products over the wide variety of configuration and deployment options, both on-premises and in the cloud. It is determined from the number of physical central processing unit ("CPU") cores in a system and adjusted/reduced by the underlying hardware platform's input/output ("I/O") throughput performance capabilities.

•	TCore Growth - is the rate of increase in the number of TCores added in one period compared to the number of TCores added in another period.

•	Annual Recurring Revenue ("ARR") - is the annual value at a point in time of all of our recurring contracts, including support, software upgrade rights, subscription licenses, rental and cloud.

•	Recurring Revenue as a % of Total Revenue - revenue from all recurring contracts, including support, software upgrade rights, subscription licenses, rental and cloud divided by total Company revenue.

•
Business Consulting Revenue Growth - revenue growth from our strategic service offerings around analytics consulting, business consulting, and ecosystem architecture consulting. Although the revenue from Business Consulting represents a small percent of total Company revenue, it is a leading indicator of future TCore (consumption) growth and measures our effectiveness of becoming a “Trusted Advisor” within our customers and targeted prospects.

Results of Operations for the Three Months Ended March 31, 2017
Compared to the Three Months Ended March 31, 2016
Revenue

		% of		% of
In millions	2017	Revenue	2016	Revenue
Product and cloud revenue	$166	33.8%	$208	38.2%
Service revenue	325	66.2%	337	61.8%
Total revenue	$491	100%	$545	100%
Teradata revenue decreased $54 million or 10% in the first quarter of 2017 compared to the first quarter of 2016, in part due to the sale of the marketing applications business on July 1, 2016. Product and cloud revenue decreased 20% in the first quarter of 2017 from the prior-year period. In addition, as discussed under the future trends section of this MD&A, our revenue has been impacted by our customers' focus on less capital intensive buying options like cloud, subscription-based licenses, rental and usage-based models. We closed approximately $50 million of subscription-based license transactions in the quarter, that may have previously been recognized as perpetual license revenue in the current period if the customer had chosen a traditional purchase option. This shift is being addressed by our business transformation strategy and continues to impact our quarterly revenue comparisons as some revenue that we would normally recognize in a given quarter may now be spread over a number of periods. While the fact that many customers are actively evaluating our new purchase and deployment options is generally a positive development, it does take more time for customers to evaluate these new options. Services revenue decreased 4% in the first quarter of 2017 compared to the prior-year period. The decrease in services was in large part due to the sale of the marketing applications business.
Included below are financial and performance growth metrics for the first quarter of 2017 that Teradata is tracking as part of its business transformation strategy:

•
TCore (consumption) growth, as described above under "Business Transformation", in the first quarter of 2017 increased more than 30% as compared to the TCore consumption growth in the first quarter of 2016.

•	Annual Recurring Revenue was approximately $1 billion, up 4% from first quarter of 2016.

•	We had $252 million (51% of total revenue) of recurring revenue in the first quarter of 2017, which compares to $238 million (44% of total revenue) in the first quarter of 2016.

•	Total Business Consulting revenue, which includes the Company's newer Analytic Business Consulting and Ecosystem Architecture Consulting services, increased 10% from the first quarter of 2016.
Gross Profit

		% of		% of
In millions	2017	Revenue	2016	Revenue
Product and cloud gross profit	$90	54.2%	$119	57.2%
Service gross profit	134	41.2%	150	44.5%
Total gross profit	$224	45.6%	$269	49.4%
The product and cloud gross profit variance was driven by incremental amortization of previously capitalized software development costs as well as product mix.
Service gross profit was negatively impacted by routine consulting projects where we incurred and expensed certain consulting services costs before we will recognize the corresponding revenue. Additionally, the investments Teradata is making in its analytical business consulting negatively impacted services gross profit.
Operating Expenses

		% of		% of
In millions	2017	Revenue	2016	Revenue
Selling, general and administrative expenses	$155	31.6%	$174	31.9%
Research and development expenses	70	14.3%	57	10.5%
Impairment of goodwill, acquired intangibles and other assets	—	—%	80	14.7%
Total operating expenses	$225	45.8%	$311	57.0%
The decrease in Selling, General and Administrative ("SG&A") expense was primarily due to the exit of the marketing applications business partially offset by an inventory charge and other transformation associated costs related to the discontinuation of our prior hardware platforms. The decrease in SG&A was partially offset by an increase in Research and Development ("R&D") expenses primarily due to the Company no longer capitalizing certain software development costs as a result of a movement to agile development methodologies. The Company did not capitalize any R&D costs in the first quarter of 2017 compared to $16 million in the first quarter of 2016. These development costs are now expensed as incurred as R&D expense. The increase in R&D expense is also due to new strategic initiatives around managed and public cloud in the current period. For the three months ended March 31, 2016, the Company recognized an impairment of goodwill of $57 million and acquired intangible assets of $19 million related to the sale of the marketing applications business. The Company also recorded a $4 million impairment charge related to its corporate plane that was classified as held for sale.

Other Expense, net

In millions	2017	2016
Interest income	2	1
Interest expense	(3)	(3)
Other	—	(1)
Other expense, net	$(1)	$(3)
Other expense in the first quarter of 2017 is comprised of interest expense on long-term debt partially offset by interest income earned on our cash and cash equivalents.
Provision for Income Taxes
Income tax provisions for interim periods are based on estimated annual income tax rates, adjusted to reflect the effects of any significant infrequent or unusual items which are required to be discretely recognized within the current interim period. The Company’s intention is to permanently reinvest its foreign earnings outside of the U.S. As a result, the effective tax rates in the periods presented are largely based upon the forecasted pre-tax earnings mix between the U.S. and other foreign taxing jurisdictions where the Company conducts its business under its current structure. The Company estimates its full-year effective tax rate for 2017 to be approximately 15%, which takes into consideration, among other things, the forecasted earnings mix by jurisdiction for 2017. The forecasted tax rate is based on the overseas profits being taxed at an overall effective tax rate of approximately 18%, as compared to the federal statutory tax rate of 35% in the U.S.
The effective tax rate for the three months ended March 31, 2017 and March 31, 2016 were as follows:

	2017	2016
Effective tax rate	—%	(2.2)%

For the three months ended March 31, 2017, no discrete tax items were recorded.
For the three months ended March 31, 2016, there were discrete tax items resulting from the $76 million impairment recorded in the first quarter of 2016, of which $57 million was related to non-deductible goodwill and $19 million was related to intangible assets for which $6 million of deferred tax benefit had been recorded. In addition, there was a $1 million favorable tax benefit recognized due to the release of a reserve taken for a previously uncertain tax position. These discrete items resulted in income tax expense in Q1 2016 of $1 million, on a pre-tax net loss of $45 million, causing a negative tax rate of (2.2)%.
Revenue and Gross Profit by Operating Segment

Effective July 1, 2016, following the sale of the marketing applications business, Teradata is managing its business in two operating segments: (1) Americas region (North America and Latin America); and (2) International region (Europe, Middle East, Africa, Asia Pacific and Japan). For purposes of discussing results by segment, management excludes the impact of certain items, consistent with the manner by which management evaluates the performance of each segment. This format is useful to investors because it allows analysis and comparability of operating trends. It also includes the same information that is used by Teradata management to make decisions regarding the segments and to assess financial performance. The chief operating decision maker evaluates the performance of the segments based on revenue and multiple profit measures, including segment gross profit. For management reporting purposes assets are not allocated to the segments. Our segment results are reconciled to total company results reported under U.S. generally accepted accounting principles (“GAAP”) in Note 10 of Notes to Condensed Consolidated Financial Statements (Unaudited).
The following table presents revenue and operating performance by segment for the three months ended March 31:

		% of		% of
In millions	2017	Revenue	2016	Revenue
Segment revenue
Americas Data and Analytics	$267	54.4%	$295	54.1%
International Data and Analytics	224	45.6%	216	39.5%
Total Data and Analytics	491	100.0%	511	93.8%
Marketing Applications	—	—%	34	6.2%
Total segment revenue	$491	100%	$545	100%
Segment gross profit
Americas Data and Analytics	$151	56.6%	$175	59.3%
International Data and Analytics	100	44.6%	102	47.2%
Total Data and Analytics	251	51.1%	277	54.2%
Marketing Applications	—	—%	17	50.0%
Total segment gross profit	$251	51.1%	$294	53.9%
Americas Data and Analytics: Revenue decreased 9% in the first quarter of 2017 from the first quarter of 2016, which included 1% of benefit from foreign currency fluctuations. As discussed in the future trends section of this MD&A, the revenue decline was driven by our customers' focus on less capital intensive options like cloud, subscription licenses, rental and usage-based models. Segment gross profit as a percentage of revenues were lower driven by a higher mix of services versus product revenue and a lower services margin rate.
International Data and Analytics: Revenue increased 4% in the first quarter of 2017 from the first quarter of 2016, which included a 3% adverse revenue impact from foreign currency fluctuations. The revenue increase was driven by improved revenues in Europe, Middle East and Africa as well as the Asia Pacific region in the first quarter of 2017 as compared to first quarter of 2016. Segment gross profit as a percentage of revenues were down in the first quarter of 2017 driven by an increase in consulting projects where we incurred and expensed certain consulting services costs before we will recognize the corresponding revenue as well as the investments we are making in Analytical Business Consulting services.
Marketing Applications: The marketing applications business was sold on July 1, 2016.

Financial Condition, Liquidity and Capital Resources
Cash provided by operating activities decreased by $2 million in the three months ended March 31, 2017 compared to the three months ended March 31, 2016. The decrease in cash provided by operating activities was primarily due to lower net income (adjusted for non-cash items such as depreciation and impairment of goodwill and other assets), which was partially offset by strong collections of receivables.
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

The table below shows net cash provided by operating activities and capital expenditures for the following periods:

	Three Months Ended March 31,
In millions	2017	2016
Net cash provided by operating activities	$248	$250
Less:
Expenditures for property and equipment	(16)	(8)
Additions to capitalized software	(2)	(18)
Free cash flow	$230	$224

In the fourth quarter of 2016, the Company began moving towards more frequent releases of its products, which significantly shortens the opportunity to capitalize software development costs. Due to the shorter development cycle and focus on rapid production associated with agile development, the Company does not anticipate capitalizing significant amounts of external use software development costs in future periods due to the relatively short duration between the completion of the working model and the point at which a product is ready for general release. These costs are currently expensed as research and development costs and are included as a component of cash provided by operating activities. This change does not impact the methodology of the free cash flow calculation. Financing activities and certain other investing activities are not included in our calculation of free cash flow. There were no other investing activities in the first quarter of 2017. For the three months ended March 31, 2016, other investing activities included the additional release of funds from previous acquisitions.
Teradata’s financing activities for the three months ended March 31, 2017 primarily consisted of cash outflows for share repurchases and payments on long-term debt. The prior period also included payments on credit facility borrowings. At March 31, 2017, the Company had no outstanding borrowings on the revolving credit facility. The Company purchased 1.4 million shares of its common stock at an average price per share of $31.21 in the three months ended March 31, 2017 and 2.0 million shares at an average price per share of $23.38 in the three months ended March 31, 2016 under the two share repurchase programs that were authorized by our Board of Directors. The first program (the “dilution offset program”), allows the Company to repurchase Teradata common stock to the extent of cash received from the exercise of stock options and the Teradata Employee Stock Purchase Plan (“ESPP”) to offset dilution from shares issued pursuant to these plans. As of March 31, 2017, under the Company’s second share repurchase program (the “general share repurchase program”), the Company had $485 million of authorization remaining to repurchase outstanding shares of Teradata common stock. Share repurchases made by the Company are reported on a trade date basis. Our share repurchase activity depends on factors such as our working capital needs, our cash requirements for capital investments, our stock price, and economic and market conditions.
Proceeds from the ESPP and the exercise of stock options were $7 million for the three months ended March 31, 2017 and $8 million for the three months ended March 31, 2016. These proceeds are included in other financing activities, net in the Condensed Consolidated Statements of Cash Flows (Unaudited).
Our total in cash and cash equivalents held outside the U.S. in various foreign subsidiaries was $1,044 million as of March 31, 2017 and $957 million as of December 31, 2016. The remaining balance held in the U.S. was $120 million as of March 31, 2017 and $17 million as of December 31, 2016. Under current tax laws and regulations, if cash and cash equivalents held outside the U.S. are distributed to the U.S. in the form of dividends or otherwise, we would be subject to additional U.S. income taxes (subject to an adjustment for foreign tax credits) and possible foreign withholding taxes. As of March 31, 2017, we have not provided for the U.S. federal tax liability on approximately $1.3 billion of foreign earnings that are considered permanently reinvested outside of the U.S.
Management believes current cash, cash generated from operations and the $400 million available under the Credit Facility will be sufficient to satisfy future working capital, research and development activities, capital expenditures, pension contributions, and other financing requirements for at least the next twelve months. The Company principally holds its cash and cash equivalents in bank deposits and highly-rated money market funds.

The Company’s ability to generate positive cash flows from operations is dependent on general economic conditions, competitive pressures, and other business and risk factors described in the Company’s 2016 Annual Report on Form 10-K (the “2016 Annual Report”), and elsewhere in this Quarterly Report. If the Company is unable to generate sufficient cash flows from operations, or otherwise to comply with the terms of the credit facility and term loan agreement, the Company may be required to seek additional financing alternatives.
Long-term Debt. Teradata's term loan is payable in quarterly installments, which commenced on March 31, 2016, with all remaining principal due in March 2020. The outstanding principal amount under the term loan agreement bears interest at a floating rate based upon a negotiated base rate or a Eurodollar rate plus a margin based on the leverage ratio of the Company. As of March 31, 2017, the term loan principal outstanding was $563 million and carried an interest rate of 2.3750%. Unamortized deferred issuance costs of approximately $1 million are being amortized over the five-year term of the loan.
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
As of March 31, 2017, the Company had no borrowings outstanding under the Credit Facility, leaving $400 million in additional borrowing capacity available. Unamortized deferred costs on the original credit facility and new lender fees of approximately $1 million are being amortized over the five-year term of the credit facility.
The Company was in compliance with all covenants as of March 31, 2017.
Contractual and Other Commercial Commitments. There has been no significant change in our contractual and other commercial commitments as described in the 2016 Annual Report. Our guarantees and product warranties are discussed in Note 7 of Notes to Condensed Consolidated Financial Statements (Unaudited).
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
In many cases, the accounting treatment of a particular transaction is specifically dictated by GAAP and does not require significant management judgment in its application. There are also areas in which management’s judgment in selecting among available alternatives would not produce a materially different result. The significant accounting policies and estimates that we believe are the most critical to aid in fully understanding and evaluating our reported financial results are discussed in the 2016 Annual Report. Teradata’s senior management has reviewed these critical accounting policies and related disclosures and determined that there were no significant changes in our critical accounting policies in the three months ended March 31, 2017.

New Accounting Pronouncements
See discussion in Note 2 of Notes to Condensed Consolidated Financial Statements (Unaudited) for new accounting pronouncements.
Item 3. Quantitative and Qualitative Disclosures About Market Risk.
There have not been any material changes to the market risk factors previously disclosed in Part II, Item 7A of the Company’s 2016 Annual Report on Form 10-K.
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
Based on their evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective to provide reasonable assurance as of March 31, 2017.
Changes in Internal Control over Financial Reporting
There have been no changes in our internal control over financial reporting that occurred during the last fiscal quarter ended March 31, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
Purchase of Company Common Stock
During the first quarter of 2017, the Company executed purchases of 1,386,710 shares of its common stock at an average price per share of $31.21 under the two share repurchase programs that were authorized by our Board of Directors. The first program (the “dilution offset program”), allows the Company to repurchase Teradata common stock to the extent of cash received from the exercise of stock options and the Teradata Employee Stock Purchase Plan (“ESPP”) to offset dilution from shares issued pursuant to these plans. As of March 31, 2017, under the Company’s second share repurchase program (the “general share repurchase program”), the Company had $485 million of authorization remaining to repurchase outstanding shares of Teradata common stock. Share repurchases made by the Company are reported on a trade date basis.

Section 16 officers occasionally sell vested shares of restricted stock to the Company at the current market price to cover their withholding taxes. For the three months ended March 31, 2017, the total of these purchases was 30,554 shares at an average price of $31 per share.
The following table provides information relating to the Company’s share repurchase programs for the three months ended March 31, 2017:

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Dilution Offset Program	Total Number of Shares Purchased as Part of Publicly Announced General Share Repurchase Program	Maximum Dollar Value that May Yet Be Purchased Under the Dilution Offset Program	Maximum Dollar Value that May Yet Be Purchased Under the General Share Repurchase Program
Month
January 2017	—	NA	—	—	$13,714,164	$511,525,804
February 2017	236,710	$31.20	236,710	—	$11,297,040	$511,525,804
March 2017	1,150,000	$31.21	300,000	850,000	$4,285,712	$485,012,249
First Quarter Total	1,386,710	$31.21	536,710	850,000	$4,285,712	$485,012,249
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

3.2	Amended and Restated By-Laws of Teradata Corporation, as amended and restated on July 26, 2016 (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K dated August 1, 2016).

4.1	Common Stock Certificate of Teradata Corporation (incorporated by reference to Exhibit 4.1 to the Quarterly Report on Form 10-Q dated November 13, 2007 (SEC file number 001-33458)).

10.1*	Teradata Executive Severance Plan, effective as of February 1, 2017 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K dated February 3, 2017).

10.2*	Teradata Change in Control Severance Plan, as Amended and Restated January 30, 2017 to be Effective as of February 1, 2017.

10.3*
Settlement Terms issued by Augsburg Labour Court with respect to Teradata Corporation, Teradata GmbH and Hermann Wimmer dated March 29, 2017 and entered as of April 4, 2017 (incorporated by reference to Exhibit 10.1 to Amendment No. 1 to the Current Report on Form 8-K/A dated April 6, 2017).

31.1	Certification pursuant to Rule 13a-14(a), dated May 5, 2017.

31.2	Certification pursuant to Rule 13a-14(a), dated May 5, 2017.

32	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated May 5, 2017.

101
Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Condensed Consolidated Statements of Loss for the three month period ended March 31, 2017 and 2016, (ii) the Condensed Consolidated Statements of Comprehensive Income (Loss) for the three month period ended March 31, 2017 and 2016, (iii) the Condensed Consolidated Balance Sheets at March 31, 2017 and December 31, 2016, (iv) the Condensed Consolidated Statements of Cash Flows for the three month periods ended March 31, 2017 and 2016 and (v) the notes to the Condensed Consolidated Financial Statements.

* Management contracts or compensatory plans, contracts or arrangements.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TERADATA CORPORATION

Date: May 5, 2017	By:	/s/ Stephen M. Scheppmann
Stephen M. Scheppmann Executive Vice President and Chief Financial Officer