Form 10-Q
period 2017-06-30
TERADATA CORP /DE/
filed 2017-08-04
CIK 816761

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2017
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
At July 28, 2017, the registrant had approximately 126.0 million shares of common stock outstanding.

PART I—FINANCIAL INFORMATION

Part 1—FINANCIAL INFORMATION

Item 1.	Financial Statements.
Teradata Corporation
Condensed Consolidated Statements of (Loss) Income (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
In millions, except per share amounts	2017	2016	2017	2016
Revenue
Product and cloud revenue	$166	$243	$332	$451
Service revenue	347	356	672	693
Total revenue	513	599	1,004	1,144
Costs and operating expenses
Cost of product and cloud	72	101	148	190
Cost of services	199	188	390	375
Selling, general and administrative expenses	165	172	320	346
Research and development expenses	78	51	148	108
Impairment of goodwill, acquired intangibles and other assets	—	—	—	80
Total costs and operating expenses	514	512	1,006	1,099
(Loss) income from operations	(1)	87	(2)	45
Other expense, net
Interest expense	(4)	(4)	(7)	(7)
Interest income	3	2	5	3
Other expense	(1)	—	(1)	(1)
Total other expense, net	(2)	(2)	(3)	(5)
(Loss) income before income taxes	(3)	85	(5)	40
Income tax expense	1	21	1	22
Net (loss) income	$(4)	$64	$(6)	$18
Net (loss) income per weighted average common share
Basic	$(0.03)	$0.49	$(0.05)	$0.14
Diluted	$(0.03)	$0.49	$(0.05)	$0.14
Weighted average common shares outstanding
Basic	127.9	129.8	129.2	129.6
Diluted	127.9	131.5	129.2	131.2
See Notes to Condensed Consolidated Financial Statements (Unaudited).

Teradata Corporation
Condensed Consolidated Statements of Comprehensive Income (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
In millions	2017	2016	2017	2016
Net (loss) income	$(4)	$64	$(6)	$18
Other comprehensive income (loss):
Foreign currency translation adjustments	5	(2)	10	6
Defined benefit plans:
Defined benefit plan adjustment, before tax	1	2	2	2
Defined benefit plan adjustment, tax portion	—	(1)	—	(1)
Defined benefit plan adjustment, net of tax	1	1	2	1
Other comprehensive income (loss)	6	(1)	12	7
Comprehensive income	$2	$63	$6	$25
See Notes to Condensed Consolidated Financial Statements (Unaudited).

Teradata Corporation
Condensed Consolidated Balance Sheets (Unaudited)

In millions, except per share amounts	June 30, 2017	December 31, 2016
Assets
Current assets
Cash and cash equivalents	$1,085	$974
Accounts receivable, net	356	548
Inventories	42	34
Other current assets	65	65
Total current assets	1,548	1,621
Property and equipment, net	143	138
Capitalized software, net	150	187
Goodwill	401	390
Acquired intangible assets, net	21	11
Deferred income taxes	51	49
Other assets	24	17
Total assets	$2,338	$2,413
Liabilities and stockholders’ equity
Current liabilities
Current portion of long-term debt	$45	$30
Accounts payable	97	103
Payroll and benefits liabilities	129	139
Deferred revenue	431	369
Other current liabilities	90	88
Total current liabilities	792	729
Long-term debt	508	538
Pension and other postemployment plan liabilities	107	96
Long-term deferred revenue	10	14
Deferred tax liabilities	14	33
Other liabilities	35	32
Total liabilities	1,466	1,442
Commitments and contingencies (Note 7)
Stockholders’ equity
Preferred stock: par value $0.01 per share, 100.0 shares authorized, no shares issued and outstanding at June 30, 2017 and December 31, 2016, respectively	—	—
Common stock: par value $0.01 per share, 500.0 shares authorized, 126.3 and 130.6 shares issued at June 30, 2017 and December 31, 2016, respectively	1	1
Paid-in capital	1,266	1,220
Accumulated deficit	(318)	(161)
Accumulated other comprehensive loss	(77)	(89)
Total stockholders’ equity	872	971
Total liabilities and stockholders’ equity	$2,338	$2,413
See Notes to Condensed Consolidated Financial Statements (Unaudited).

Teradata Corporation
Condensed Consolidated Statements of Cash Flows (Unaudited)

	Six Months Ended June 30,
In millions	2017	2016
Operating activities
Net (loss) income	$(6)	$18
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	70	65
Stock-based compensation expense	35	33
Deferred income taxes	(20)	(15)
Impairment of goodwill, acquired intangibles and other assets	—	80
Changes in assets and liabilities:
Receivables	192	122
Inventories	(8)	11
Current payables and accrued expenses	(13)	(10)
Deferred revenue	58	64
Other assets and liabilities	1	(19)
Net cash provided by operating activities	309	349
Investing activities
Expenditures for property and equipment	(30)	(17)
Proceeds from sale of property and equipment	—	5
Additions to capitalized software	(4)	(36)
Business acquisitions and other investing activities, net	(18)	(4)
Net cash used in investing activities	(52)	(52)
Financing activities
Repurchases of common stock	(151)	(51)
Repayments of long-term borrowings	(15)	(15)
Repayments of credit facility borrowings	—	(180)
Other financing activities, net	12	19
Net cash used in financing activities	(154)	(227)
Effect of exchange rate changes on cash and cash equivalents	8	—
Increase in cash and cash equivalents	111	70
Cash and cash equivalents at beginning of period	974	839
Cash and cash equivalents at end of period	$1,085	$909
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
These condensed consolidated interim financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in Teradata’s most recent Annual Report on Form 10-K for the fiscal year ended December 31, 2016 (the “2016 Annual Report”). The results of operations for any interim period are not necessarily indicative of the results of operations to be expected for the full year. Prior period amounts have been restated to conform to the current year presentation. As a result of the Company's early adoption of Accounting Standards Update 2016-09, Improvements to Employee Share-Based Payment Accounting, in the fourth quarter of 2016, retroactively to January 1, 2016, the restatement of prior year results resulted in a change in net cash provided by operating activities and net cash used by financing activities of $2 million for the six months ended June 30, 2016.
2. New Accounting Pronouncements
Revenue Recognition. In May 2014, the Financial Accounting Standards Board ("FASB") issued new guidance that affects any entity that either enters into contracts with customers to transfer goods or services or enters into contracts for the transfer of nonfinancial assets unless those contracts are within the scope of other standards. The new guidance will supersede the revenue recognition requirements in the current revenue recognition guidance, and most industry-specific guidance. In addition, the existing requirements for the recognition of a gain or loss on the transfer of nonfinancial assets that are not in a contract with a customer are amended to be consistent with the guidance on recognition and measurement in this update. The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. To achieve that core principle, the FASB defines a five-step process which includes the following: (1) identify the contract with a customer, (2) identify the performance obligations in the contract, (3) determine the transaction price, (4) allocate the transaction price to the performance obligations in the contract, and (5) recognize revenue when (or as) the entity satisfies a performance obligation.
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
Although the Company is still evaluating the impact on its consolidated financial statements, the Company believes the most significant impacts may include the following items:

•
As the Company transitions to the new go-to-market offerings, such as subscription-based licenses rather than perpetual licenses, the Company could potentially see a more significant impact in the amount of revenue recognized over time under the current rules but upfront under the new rules. This impact could result in revenue that is adjusted to retained earnings in the period of adoption and therefore not recognized in future periods or restated to prior periods due to the Company applying the modified retrospective method of adoption;

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

The Company does not expect that the new standard will result in substantive changes in our performance obligations or the amounts of revenue allocated between multiple performance obligations, with the exception of contingent revenue discussed above. The Company is still in the process of evaluating and quantifying these impacts, and our initial assessment may change as the Company continues with implementing new systems, processes, accounting policies and internal controls.
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
Stock Compensation. In May 2017, the FASB issued accounting guidance for "Compensation—Stock Compensation (Topic 718) - Scope of Modification Accounting". The amendments in this update provide guidance about which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting in Topic 718. The current disclosure requirements in Topic 718 apply regardless of whether an entity is required to apply modification accounting under the amendments in this update. The amendments in this update are effective for all entities for annual periods, and interim periods within those annual periods, beginning after December 15, 2017. Early adoption is permitted, including adoption in any interim period. The Company is currently evaluating this guidance to determine the impact it may have on its consolidated financial statements.

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

3. Supplemental Financial Information

	As of
In millions	June 30, 2017	December 31, 2016
Inventories
Finished goods	$29	$20
Service parts	13	14
Total inventories	$42	$34

Deferred revenue
Deferred revenue, current	$431	$369
Long-term deferred revenue	10	14
Total deferred revenue	$441	$383

4. Goodwill and Acquired Intangible Assets
The following table identifies the activity relating to goodwill by operating segment:

In millions	Balance, December 31, 2016	Adjustments	Currency Translation Adjustments	Balance, June 30, 2017
Goodwill
Americas Data and Analytics	$251	$7	$—	$258
International Data and Analytics	139	—	4	143
Total goodwill	$390	$7	$4	$401

During the second quarter of 2017, the Company recorded additional goodwill of $7 million, for an immaterial acquisition that occurred during the period.

Acquired intangible assets were specifically identified when acquired, and are deemed to have finite lives. The gross carrying amount and accumulated amortization for Teradata’s acquired intangible assets were as follows:

		June 30, 2017		December 31, 2016
In millions	Amortization Life (in Years)	Gross Carrying Amount	Accumulated Amortization and Currency Translation Adjustments	Gross Carrying Amount	Accumulated Amortization and Currency Translation Adjustments
Acquired intangible assets
Intellectual property/developed technology	2 to 5	$36	$(16)	$71	$(61)
Trademarks/trade names	5	—	—	1	(1)
In-process research and development	5	5	(4)	5	(4)
Total acquired intangible assets		$41	$(20)	$77	$(66)

During the second quarter of 2017, the Company recorded additional intangibles of $13 million, for intellectual property related to an immaterial acquisition that occurred during the period.

The aggregate amortization expense (actual and estimated) for acquired intangible assets is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
In millions	2017	2016	2017	2016
Amortization expense	$1	$2	$3	$7

	Actual	For the years ended (estimated)
In millions	2016	2017	2018	2019	2020	2021	2022
Amortization expense	$10	$8	$5	$4	$3	$3	$1
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
The effective tax rate is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
In millions	2017	2016	2017	2016
Effective tax rate	(33.3)%	24.7%	(20.0)%	55.0%
For the three and six months ended June 30, 2017, no material non-recurring discrete tax items were recorded. Discrete tax items related to interest accruals on uncertain tax positions and equity based compensation resulted in income tax expense of $1 million, on a pre-tax net loss of $3 million and $5 million for the three and six months ended June 30 2017, causing a negative tax rate of (33.3)% and (20.0)% for the respective periods.
For the three months ended June 30, 2016, there was a $1.0 million favorable tax benefit recognized due to the release of a reserve taken for a previously uncertain tax position. For the six months ended June 30, 2016, there were discrete tax items resulting from the $76 million intangible asset impairment recorded in the first quarter of 2016, of which $57 million was related to non-deductible goodwill and $19 million was related to intangible assets for which $6 million of deferred tax benefit had been recorded. In addition, there was a $2 million favorable tax benefit recognized due to the release of a reserve taken for a previously uncertain tax position.
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
The following table identifies the contract notional amount of the Company’s foreign exchange forward contracts:

	As of
In millions	June 30, 2017	December 31, 2016
Contract notional amount of foreign exchange forward contracts	$137	$156
Net contract notional amount of foreign exchange forward contracts	$15	$16
The fair value of derivative assets and liabilities recorded in other current assets and accrued liabilities at June 30, 2017 and December 31, 2016, were not material.
Gains and losses from the Company’s fair value hedges (foreign currency forward contracts and related hedged items) were immaterial for the three and six months ended June 30, 2017 and June 30, 2016. Gains and losses from foreign exchange forward contracts are fully recognized each period and reported along with the offsetting gain or loss of the related hedged item, either in cost of products or in other income (expense), depending on the nature of the related hedged item.
7. Commitments and Contingencies
In the normal course of business, the Company is subject to proceedings, lawsuits, governmental investigations, claims and other matters, including those that relate to the environment, health and safety, employee benefits, export compliance, intellectual property, tax matters and other regulatory compliance and general matters.

The Company, through internal processes, discovered certain questionable expenditures for travel, gifts and other expenses at one of its international subsidiaries doing business in a single foreign country, Turkey. Teradata promptly initiated an internal investigation into the matter, with the assistance of outside counsel and forensic accountants, to determine whether the expenditures may have violated the U.S. Foreign Corrupt Practices Act (“FCPA”) or other potentially applicable anti-corruption laws. In late February 2017, the Company voluntarily contacted the SEC and the U.S. Department of Justice (“DOJ”) to alert them to the relevant events and the Company's internal investigation. Teradata has periodically updated the government regarding the status of the Company's internal investigation and findings, including remedial actions and terminations, and plans to continue to cooperate fully.

Based on information known at this time, it is currently believed that the questionable expenditures were limited to a single subsidiary’s business operations in Turkey and involved specific individuals who are no longer with the Company. Teradata’s operations in Turkey have constituted less than one half of one percent of consolidated revenues each year as reported by the Company since 2012. Under the circumstances, Teradata currently does not anticipate a material adverse effect on its business or financial condition as a result of this matter; however, the ultimate resolution of this matter with the DOJ and SEC cannot be predicted. Any determination that the Company’s operations or activities are not in compliance with existing laws or regulations could result in the imposition of fines, civil and criminal penalties, and equitable remedies, including disgorgement or injunctive relief.
Guarantees and Product Warranties. Guarantees associated with the Company’s business activities are reviewed for appropriateness and impact to the Company’s financial statements. Periodically, the Company’s customers enter into various leasing arrangements coordinated with a leasing company. In some instances, the Company guarantees the leasing company a minimum value at the end of the lease term on the leased equipment. As of June 30, 2017, the maximum future payment obligation of this guaranteed value and the associated liability balance was $4 million.
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
The following table identifies the activity relating to the warranty reserve for the six months ended June 30:

In millions	2017	2016
Warranty reserve liability
Beginning balance at January 1	$5	$6
Provisions for warranties issued	3	4
Settlements (in cash or in kind)	(4)	(5)
Balance at June 30	$4	$5
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
In addition, the Company provides its customers with certain indemnification rights. In general, the Company agrees to indemnify the customer if a third-party asserts patent or other infringement on the part of the customer for its use of the Company’s products. The Company has entered into indemnification agreements with the officers and directors of its subsidiaries. From time to time, the Company also enters into agreements in connection with its acquisition and divesture activities that include indemnification obligations by the Company. The fair value of these indemnification obligations is not readily determinable due to the conditional nature of the Company’s potential obligations and the specific facts and circumstances involved with each particular agreement, and as such the Company has not recorded a liability in connection with these indemnification arrangements. Historically, payments made by the Company under these types of agreements have not had a material effect on the Company’s consolidated financial condition, results of operations or cash flows.
Concentrations of Risk. The Company is potentially subject to concentrations of credit risk on accounts receivable and financial instruments such as hedging instruments, and cash and cash equivalents. Credit risk includes the risk of nonperformance by counterparties. The maximum potential loss may exceed the amount recognized on the balance sheet. Exposure to credit risk is managed through credit approvals, credit limits, selecting major international financial institutions (as counterparties to hedging transactions) and monitoring procedures. Teradata’s business often involves large transactions with customers, and if one or more of those customers were to default in its obligations under applicable contractual arrangements, the Company could be exposed to potentially significant losses. However, management believes that the reserves for potential losses were adequate at June 30, 2017 and December 31, 2016.
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
When deemed appropriate, the Company minimizes its exposure to changes in foreign currency exchange rates through the use of derivative financial instruments, specifically, foreign exchange forward contracts. The fair value of these contracts are measured at the end of each interim reporting period using observable inputs other than quoted prices, specifically market spot and forward exchange rates. As such, these derivative instruments are classified within Level 2 of the valuation hierarchy. Fair value gains for open contracts are recognized as assets and fair value losses are recognized as liabilities. The fair value derivative assets and liabilities recorded in other current assets and accrued liabilities at June 30, 2017 and December 31, 2016, were not material. Any realized gains or losses would be mitigated by corresponding gains or losses on the underlying exposures.

The Company’s assets measured at fair value on a recurring basis and subject to fair value disclosure requirements at June 30, 2017 and December 31, 2016 were as follows:

		Fair Value Measurements at Reporting Date Using
In millions	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Money market funds, June 30, 2017	$489	$489	$—	$—
Money market funds, December 31, 2016	$473	$473	$—	$—

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

	Three Months Ended June 30,		Six Months Ended June 30,
In millions, except per share amounts	2017	2016	2017	2016
Net loss attributable to common stockholders	$(4)	$64	$(6)	$18
Weighted average outstanding shares of common stock	127.9	129.8	129.2	129.6
Dilutive effect of employee stock options, restricted stock and other stock awards	—	1.7	—	1.6
Common stock and common stock equivalents	127.9	131.5	129.2	131.2
Loss per share:
Basic	$(0.03)	$0.49	$(0.05)	$0.14
Diluted	$(0.03)	$0.49	$(0.05)	$0.14
For the three and six months ended June 30, 2017, due to the net loss attributable to Teradata common stockholders, potential common shares that would cause dilution, such as employee stock options, restricted stock and other stock awards, have been excluded from the diluted share count because their effect would have been anti-dilutive. The fully diluted shares would have been 129.5 million and 130.7 million for the three and six months ended June 30, 2017.

Options to purchase 4.5 million shares of common stock for the three and six months ended June 30, 2017 and 5.1 million and 5.4 million shares of common stock for the three and six months ended June 30, 2016 were not included in the computation of diluted earnings per share because their exercise prices were greater than the average market price of the common shares for the period, and therefore would have been anti-dilutive.
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

The following table presents segment revenue and segment gross margin for the Company:

	Three Months Ended June 30,		Six Months Ended June 30,
In millions	2017	2016	2017	2016
Segment revenue
Americas Data and Analytics	$271	$325	$538	$620
International Data and Analytics	242	239	466	455
Total Data and Analytics	513	564	1,004	1,075
Marketing Applications	—	35	—	69
Total revenue	513	599	1,004	1,144
Segment gross profit
Americas Data and Analytics	158	194	309	369
International Data and Analytics	107	121	207	223
Total Data and Analytics	265	315	516	592
Marketing Applications	—	17	—	34
Total segment gross profit	265	332	516	626
Stock-based compensation costs	(3)	(4)	(7)	(8)
Amortization of acquisition-related intangible assets costs	—	—	—	(2)
Acquisition, integration, reorganization and transformation-related costs	(2)	(2)	(4)	(5)
Amortization of capitalized software costs	(18)	(16)	(39)	(32)
Selling, general and administrative expenses	165	172	320	346
Research and development expenses	78	51	148	108
Impairment of goodwill, acquired intangibles and other assets	—	—	—	80
(Loss) income from operations	$(1)	$87	$(2)	$45

Prior period segment information has been reclassified to conform to the current period presentation. Certain items, including amortization of certain capitalized software costs, were excluded from segment gross profit to conform to the way the Company manages and reviews the results by segment.

The following table presents a further disaggregation of revenue for the Company:

	Three Months Ended June 30,		Six Months Ended June 30,
In millions	2017	2016	2017	2016
Product - rights to upgrades, subscription and cloud	$75	$69	$151	$139
Maintenance - software and hardware	182	174	358	342
Total recurring revenue	257	243	509	481
Product - perpetual licenses and hardware	91	154	181	274
Consulting services	165	167	314	320
Marketing applications	—	35	—	69
Total revenue	$513	$599	$1,004	$1,144

11. Reorganization and Business Transformation
In the fourth quarter of 2015, the Company announced a plan to realign Teradata’s business by reducing its cost structure and focusing on the Company’s core data and analytics business. This business transformation included exiting the marketing applications business, rationalizing costs, and modifying the Company’s go-to-market approach. The Company incurred the following costs for the six months ended June 30:

	Six Months Ended June 30,
In millions	2017	2016
Employee severance and other employee related cost	$2	$10
Asset write-downs	6	80
Professional services, legal and other transformation costs	18	19
Total reorganization and business transformation cost	$26	$109
For the six months ended June 30, 2017, costs incurred above includes $8 million for an inventory charge and other associated transformation costs related to the discontinuation of Teradata's prior hardware platforms. In addition to the costs and charges incurred above, the Company made cash payments of less than $1 million for the six months ended June 30, 2017 and $16 million for the six months ended June 30, 2016 for employee severance that did not have a material impact on its Statement of Operations due to Teradata's accounting for its postemployment benefits under Accounting Standards Codification 712, Compensation - Nonretirement Postemployment Benefits (“ASC 712”), which uses actuarial estimates and defers the immediate recognition of gains or losses.

12. Subsequent Events
From July 1, 2017 through August 3, 2017, the Company purchased 1,279,206 shares of its common stock at an average price per share of $32.03, and a total cost of approximately $41 million. As of August 3, 2017 the Company had approximately $341 million of share repurchase authorization remaining.
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”).
You should read the following discussion in conjunction with the Condensed Consolidated Financial Statements and the notes to those statements included elsewhere in this Quarterly Report on Form 10-Q. This Quarterly Report on Form 10-Q contains certain statements that are forward-looking within the meaning of the Private Securities Litigation Reform Act of 1995. Certain statements contained in the MD&A are forward-looking statements that involve risks and uncertainties. The forward-looking statements are not historical facts, but rather are based on current expectations, estimates, assumptions and projections about our industry, business and future financial results. Our actual results could differ materially from the results contemplated by these forward-looking statements due to a number of factors, including those discussed in other sections of this Quarterly Report on Form 10-Q and in the 2016 Annual Report on Form 10-K. The Company does not undertake any obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

Second Quarter Financial Overview
As more fully discussed in later sections of this MD&A, the following were significant financial items for the second quarter of 2017:

•
Total revenue was $513 million for the second quarter of 2017, down 14% from the second quarter of 2016, with an underlying 32% decrease in product and cloud revenue and a 3% decrease in services revenue, in part due to the sale of the marketing applications business.

•	Gross margin decreased to 47.2% in the second quarter of 2017 from 51.8% in the second quarter of 2016, driven by a decrease in both product and cloud and services gross margin.

•	Operating expenses increased by 9% in the second quarter of 2017 due to the Company no longer capitalizing certain software development costs as well as additional spend for strategic initiatives.

•	Operating loss was $1 million in the second quarter of 2017, compared to operating income of $87 million in the second quarter of 2016.

•	Net loss in the second quarter of 2017 was $4 million, compared to net income of $64 million in the second quarter of 2016
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
Future Trends
We believe that future demand for our analytic solutions will increase based on the growth of new, high volume data sources such as sensor and machine-generated data, and based on data and analytics enabled use cases in areas such as patient service experience insights and specialty pharmacy analytics for healthcare companies, raw materials and yield optimization for semiconductor manufacturers, and natural language processing for better speech recognition and document classification to improve process automation at the retail bank.

Analytic environments are becoming more complex to design and manage due to increasing types of analytic tools and techniques, multiple data management systems both on premises and in the cloud, commercial and open source technologies to be integrated, varying service-level requirements, and the escalating growth in the volume of data. This complexity drives the need for an overall architecture to manage such environments. Demand for value-added consulting and services is increasing as customers seek help with evolving their analytic architectures, rapidly deploying their analytic architectural solutions, increasingly look to purchase analytic capabilities “as a service", and strive to get value out of all their data.

Overall, analytics are growing in importance as global businesses seek new means to drive business value from the ever-increasing amounts and types of data. As a result, we expect that Teradata’s leadership status and investments in our strategic areas of focus will position us for future growth.

This anticipated growth, however, is not expected to be without its challenges from general economic conditions, competitive pressures, alternative technologies and deployment options, and other risks and uncertainties. Over the past few years, we have seen a shift in the market that included a reduction in customers’ large capital investments in traditional data analytic systems and related services. Specifically, customers have been focusing investments in their analytical ecosystems on products which have lower average selling prices than traditional integrated data warehouse ("IDW") environments, and changing their buying behavior with decisions shifting from IT to business users who typically want operating expense purchasing options. As a result, our revenue has been impacted by our customers’ focus on less capital-intensive options like cloud, subscription-based licenses, rental and usage-based models. In addition, an increasing percentage of our customers want to buy easy-to-use, vendor managed, on-line delivery “as-a-service” analytics rather than traditional on-premises analytic systems. One of the greatest challenges for predicting future revenue growth relates to the rate at which customers adopt and change the way they purchase and deploy analytic technologies. In the short term, we expect revenue to decline as customers shift to these new recurring revenue models where revenue is recognized over multiple years. Longer term, we expect the year-over-year mix of revenues to normalize as more customers transition to these new purchasing models.

Overall, we believe that the IDW will remain a critical part of companies’ analytical ecosystems and Teradata’s technology is highly differentiated with our ability to handle the concurrency and service-level agreements of hundreds to thousands of mission-critical users and applications. Further, we believe the Company has the opportunity for future revenue growth from both the expansion of our existing customers’ analytical ecosystems, from both business users as well as IT, and from the addition of new customers. Teradata has expanded our offerings as well as our pricing options to make it easier for customers to buy and expand with Teradata including flexible offerings such as availability in the cloud and subscription-based licensing programs. Our approach is to offer subscription-based licensing to provide more flexible and easier purchasing options for customers. Our subscription-based license has portability across deployment options. In other words, as business or operating needs change, that license can be originally deployed on-premises, as ‘software only’ on commodity hardware that customers procure, in our managed cloud, or in the public cloud and that at a future date move the license to a different deployment option without additional payment. This flexibility allows our customers to deploy “Teradata

Everywhere"™". Teradata is the first company in our industry to offer database license portability for the hybrid cloud.

There is risk that pricing and competitive pressures on our solutions could increase in the future as major customers evaluate and rationalize their analytics infrastructure, particularly to the extent that cost becomes the top focus and lower-cost/lower performing alternatives are more seriously and frequently considered. However, such alternatives generally do not enable companies to perform mission-critical, complex analytic workloads to address customer's needed business outcomes from large-scale analytics, discovery analytics, and data management such as those enabled by Teradata’s portfolio of offerings. As the market continues to evolve, we may be challenged to generate revenue growth shorter term as customers purchase in smaller deal sizes, and more of our customers shift from upfront perpetual licenses to over-time subscription licenses at a pace which is difficult to predict.

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
In addition, we will continue to optimize our go-to-market structure to focus on the largest analytic opportunities, and to manage our cost structure as we broaden our product and consulting services portfolio and market penetration.

As a portion of the Company’s operations and revenue occur outside the U.S. and in currencies other than the U.S. dollar, the Company is exposed to fluctuations in foreign currency exchange rates. Based on currency rates as of July 28, 2017, Teradata is not expecting any impact from currency translation on our full-year projected revenue growth rate.
Business Transformation
Teradata continues to advance in the execution stage of our business transformation plan. As described above, we are strengthening our consultative approach to selling data analytics that enable high-impact business outcomes for our customers and are extending our portfolio of hybrid cloud solutions. We have realigned and continue to optimize our go-to-market approach to improve sales effectiveness and achieve better financial results. We will continue to invest in and prioritize initiatives that strengthen our ability to be our customers’ trusted advisor for data and analytics.
Our broad-reaching transformation is driving change across our Company, including in the following key areas:

•
Cloud - We continue to expand our data warehouse offerings in the public cloud and in Teradata’s managed cloud environments. With our Teradata Everywhere initiative, we offer our customers greater flexibility and agility through the same Teradata database that we offer on-premises, in a managed cloud, public cloud, or private cloud environment. Teradata Everywhere is designed to speed time to value, save costs, and encourage analytics use throughout the organization. Through Teradata IntelliCloud™, our newest managed cloud offering, we provide data and analytic software as a service (SaaS), expanding customers’ hybrid cloud options. We also offer services for cloud migration as well as for design, implementation and management of cloud and hybrid cloud environments. Teradata IntelliCloud is currently available in Amazon's AWS and Microsoft's Azure cloud environments as well as in Teradata’s cloud, in support of offering customers’ choice in how they can purchase our software.

•
On-premises data warehouse - We have introduced methods to make it easier to buy, expand, and seamlessly upgrade data warehouses. Our IntelliFlex™ platform architecture is providing more flexible configurations and seamless expansions of our customers’ IDW environments, and the software-only version of our Teradata database is allowing us to expand with both new and existing customers.

•	Analytical ecosystem - We are adding to our data load and integration software and service offerings capabilities that manage customers' analytical ecosystems with products such as Teradata Unity™,

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
One of Teradata’s key strategic initiatives is to enable analytics for companies by making it easier to buy and easier to grow from traditional on-premises deployments to hybrid cloud solutions. These subscription licenses and hybrid solutions offer simplified and consistent approaches with operating expense buying alternatives in addition to traditional capital intensive outlays. This strategy is beginning to move our revenues away from traditional, upfront revenue sales and deployment models to a model where revenue is recognized over time, which has contributed to a revenue decline that is expected to continue in the short-term as customers transition to these new purchasing models.
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

Teradata has introduced additional financial and performance measures to allow for greater transparency regarding the progress we are making toward achieving our strategic objectives, which will continue to evolve as our business transformation progresses. These financial and performance measures currently include the following:

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

•
Annual Recurring Revenue ("ARR") - is the annual value at a point in time of all of our recurring contracts, including maintenance, software upgrade rights, subscription licenses, rental and cloud and excludes managed services.

•	Product ARR - is the annual value at a point in time of all product related and cloud recurring contracts, including software upgrade rights, subscription licenses, rental and cloud.

•
Recurring Revenue as a Percentage of Total Revenue - revenue from all recurring contracts, including maintenance/support, software upgrade rights, subscription licenses, rental and cloud divided by total Company revenue.

•
Perpetual Equivalent Contract Value - represents the estimated value the Company would have recognized as revenue if the customer had purchased certain subscription licenses, rental or cloud under historical purchasing practices (i.e., under perpetual license purchasing options) and is calculated as follows:

•	The value is based only on new incremental contracts with a minimum 1-year commitment that are executed during the period.

•	For software subscription license and rental agreements, we apply the calculated discount for each transaction to the perpetual list prices for software and hardware.

•	For cloud offerings, we apply the calculated discount for the transaction to the perpetual list prices for software only, excluding charges for hosting, infrastructure and support services.

•	For all transactions, we exclude maintenance, software upgrades and recognized revenue in the period.

•	In all instances, the perpetual equivalent value cannot exceed the contract value of the applicable transaction.

•
Business Consulting Revenue Growth - revenue growth from our strategic service offerings around analytics consulting and business consulting. Although the revenue from Business Consulting represents a small percent of total Company revenue, it is a leading indicator of future TCore (consumption) growth and measures our effectiveness of becoming a “Trusted Advisor” within our customers and targeted prospects.

Results of Operations for the Three Months Ended June 30, 2017
Compared to the Three Months Ended June 30, 2016
Revenue

		% of		% of
In millions	2017	Revenue	2016	Revenue
Product and cloud revenue	$166	32.4%	$243	40.6%
Service revenue	347	67.6%	356	59.4%
Total revenue	$513	100%	$599	100%
Teradata revenue decreased $86 million or 14% in the second quarter of 2017 compared to the second quarter of 2016, in part due to the sale of the marketing applications business on July 1, 2016. Product and cloud revenue decreased 32% in the second quarter of 2017 from the prior-year period. As discussed under the future trends section of this MD&A, our revenue has been impacted by our customers' focus on less capital intensive buying options like cloud, subscription-based licenses, rental and usage-based models. We closed approximately $58 million of perpetual equivalent contract value in the quarter. This shift is being addressed by our business transformation strategy and continues to impact our quarterly revenue comparisons as some revenue that we would normally recognize in a given quarter may now be spread over a number of periods. Services revenue decreased 3% in the second quarter of 2017 compared to the prior-year period. The decrease in services was in large part due to the sale of the marketing applications business.
Included below are financial and performance growth metrics for the second quarter of 2017 that Teradata is tracking as part of its business transformation strategy:

•
We had $257 million (50% of total revenue) of recurring revenue in the second quarter of 2017, which is 7% growth (in constant currency) from $243 million (41% of total revenue) in the second quarter of 2016. We expect recurring revenue to grow high single digits in 2017.

•	Total Business Consulting revenue increased 24% from the second quarter of 2016. We expect Business Consulting revenue to grow approximately 20% in 2017.

•	We expect approximately $225 million to $250 million of perpetual equivalent contract value during 2017. We had $108 million of perpetual equivalent contract value in the first half of 2017.

•	We expect ARR of $1.1 billion by the end of the year with approximately one third of that being product ARR. We expect product ARR to grow approximately 25% for 2017.

•	We expect TCore growth of almost 20% from our 2016 year-end installed base.
Gross Profit

		% of		% of
In millions	2017	Revenue	2016	Revenue
Product and cloud gross profit	$94	56.6%	$142	58.4%
Service gross profit	148	42.7%	168	47.2%
Total gross profit	$242	47.2%	$310	51.8%

The product and cloud gross profit variance was driven by incremental amortization of previously capitalized software development costs, offset by the impact of product and deal mix. During the second quarter of 2017 we had more customers purchasing our IntelliFlex offering rather than our prior 2000 Series appliance, resulting in increased margins. Additionally, the second quarter of 2016 included a significant low margin hardware only transaction.
Service gross profit was negatively impacted by investments that we are making in our consulting business to drive increased consumption of Teradata's products. Service gross profit was also impacted by routine consulting projects where we incurred and expensed certain consulting services costs before we will recognize the corresponding revenue in addition to lower utilization in the Americas region.
Operating Expenses

		% of		% of
In millions	2017	Revenue	2016	Revenue
Selling, general and administrative expenses	$165	32.2%	$172	28.7%
Research and development expenses	78	15.2%	51	8.5%
Total operating expenses	$243	47.4%	$223	37.2%
The decrease in Selling, General and Administrative ("SG&A") expense was primarily due to the exit of the marketing applications business. This was partially offset by an increase in marketing spend and regional selling expense due to investments in demand creation, primarily in the Americas region, as well as additional spend to support our new strategy. The overall decrease in SG&A was more than offset by an increase in research and development ("R&D") expenses primarily due to strategic investments in managed and public cloud in addition to the impact from the Company no longer capitalizing certain software development costs as a result of a movement to agile development methodologies. The Company did not capitalize any R&D costs in the second quarter of 2017 compared to $17 million in the second quarter of 2016. These development costs are now expensed as incurred as R&D expense.
Other Expense, net

In millions	2017	2016
Interest income	$3	$2
Interest expense	(4)	(4)
Other	(1)	—
Other expense, net	$(2)	$(2)
Other expense in the second quarter of 2017 and 2016 is comprised of interest expense on long-term debt partially offset by interest income earned on our cash and cash equivalents.
Provision for Income Taxes
Income tax provisions for interim periods are based on estimated annual income tax rates, adjusted to reflect the effects of any significant infrequent or unusual items which are required to be discretely recognized within the current interim period. The Company’s intention is to permanently reinvest its foreign earnings outside of the U.S. As a result, the effective tax rates in the periods presented are largely based upon the forecasted pre-tax earnings mix between the U.S. and other foreign taxing jurisdictions where the Company conducts its business under its current structure. The Company estimates its full-year effective tax rate for 2017 to be approximately 5%, which takes into consideration, among other things, the forecasted earnings mix by jurisdiction for 2017. The forecasted tax rate is based on the overseas profits being taxed at an overall effective tax rate of approximately 22%, as compared to the federal statutory tax rate of 35% in the U.S.
The effective tax rate for the three months ended June 30, 2017 and June 30, 2016 were as follows:

	2017	2016
Effective tax rate	(33.3)%	24.7%

For the three months ended June 30, 2017, no material non-recurring discrete tax items were recorded. Discrete tax items related to interest accruals on uncertain tax positions and equity based compensation resulted in income tax expense for the three months ended June 30, 2017 of $1 million, on a pre-tax net loss of $3 million, causing a negative tax rate of (33.3)%.
For the three months ended June 30, 2016, there was a $1 million favorable tax benefit recognized due to the release of a reserve taken for a previously uncertain tax position.

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
The following table presents revenue and operating performance by segment for the three months ended June 30:

		% of		% of
In millions	2017	Revenue	2016	Revenue
Segment revenue
Americas Data and Analytics	$271	52.8%	$325	54.3%
International Data and Analytics	242	47.2%	239	39.9%
Total Data and Analytics	513	100.0%	564	94.2%
Marketing Applications	—	—%	35	5.8%
Total segment revenue	$513	100%	$599	100%
Segment gross profit
Americas Data and Analytics	$158	58.3%	$194	59.7%
International Data and Analytics	107	44.2%	121	50.6%
Total Data and Analytics	265	51.7%	315	55.9%
Marketing Applications	—	—%	17	48.6%
Total segment gross profit	$265	51.7%	$332	55.4%
Americas Data and Analytics: Revenue decreased 17% in the second quarter of 2017 from the second quarter of 2016. As discussed in the future trends section of this MD&A, the revenue decline was driven by our customers' focus on less capital-intensive options as well as customers moving to our cloud, subscription licenses, rental and usage-based options. Segment gross profit as a percentage of revenues were lower driven by a higher mix of services versus product revenue and a lower services margin rate. Service margins were impacted by investments that we are making in our consulting business to drive increased consumption of Teradata's products in addition to lower utilization.
International Data and Analytics: Revenue increased 1% in the second quarter of 2017 from the second quarter of 2016, which included a 3% adverse revenue impact from foreign currency fluctuations. The revenue increase was driven by improved revenues in Europe, Middle East and Africa as well as the Asia Pacific region in the second quarter of 2017 as compared to second quarter of 2016. Segment gross profit as a percentage of revenues were down in the second quarter of 2017 driven by investments that we are making in our consulting business to drive increased consumption of Teradata's products. Additionally, similar to the first quarter of 2017, we continued to experience an increase in consulting projects where we incurred and expensed certain consulting services costs before we will recognize the corresponding revenue.
Marketing Applications: The marketing applications business was sold on July 1, 2016.
Results of Operations for the Six months ended June 30, 2017
Compared to the Six months ended June 30, 2016
Revenue

		% of		% of
In millions	2017	Revenue	2016	Revenue
Product and cloud revenue	$332	33.1%	$451	39.4%
Service revenue	672	66.9%	693	60.6%
Total revenue	$1,004	100%	$1,144	100%
Teradata revenue decreased $140 million or 12% during the six months ended June 30, 2017 compared to the six months ended June 30, 2016, in part due to the sale of the marketing applications business on July 1, 2016. Product and cloud revenue decreased 26% in the first six month of 2017 from the prior-year period. In addition, as discussed under the future trends section of this MD&A, our revenue has been impacted by our customers' focus on less capital intensive buying options as well as customers moving to our cloud, subscription-based licenses, rental and usage-based options. We closed approximately $108 million of perpetual equivalent contract value for these subscription-based options in the six months ended June 30, 2017. This shift is being addressed by our business transformation strategy and continues to impact our prior period revenue comparisons as some revenue that we would normally recognize in a given period may now be spread over a number of periods. Services revenue decreased 3% in the first six months of 2017 compared to the prior-year period. The decrease in services was in large part due to the sale of the marketing applications business.
Gross Profit

		% of		% of
In millions	2017	Revenue	2016	Revenue
Product and cloud gross profit	$184	55.4%	$261	57.9%
Service gross profit	282	42.0%	318	45.9%
Total gross profit	$466	46.4%	$579	50.6%
The product and cloud gross profit variance was driven by incremental amortization of previously capitalized software development costs partially offset by favorable product and deal mix. During the first half of 2017 we had more customers purchasing our IntelliFlex offering rather than our prior 2000 Series appliance, resulting in increased margins. The prior period of 2016 included a significant low margin hardware only deal.
Service gross profit was negatively impacted by investments that we are making in our consulting business to drive increased consumption of Teradata's products. Service gross profit was also impacted by routine consulting projects where we incurred and expensed certain consulting services costs before we will recognize the corresponding revenue in addition to lower utilization in the Americas region.
Operating Expenses

		% of		% of
In millions	2017	Revenue	2016	Revenue
Selling, general and administrative expenses	$320	31.9%	$346	30.2%
Research and development expenses	148	14.7%	108	9.4%
Impairment of goodwill, acquired intangibles and other assets	—	—%	80	7.0%
Total operating expenses	$468	46.6%	$534	46.6%

The decrease in SG&A expense was primarily due to the exit of the marketing applications business. This was partially offset by an inventory charge and other transformation associated costs related to the discontinuation of our prior hardware platforms as well as an increase in marketing spend and regional selling expense due to investments in demand creation, primarily in the Americas region. R&D expenses were higher primarily due to the impact from the Company no longer capitalizing certain software development costs as a result of a movement to agile development methodologies. The Company did not capitalize any R&D costs in the first six months of 2017 compared to $33 million in the prior period. These development costs are now expensed as incurred as R&D expense. The increase in R&D expense is also due to new strategic initiatives around managed and public cloud in the current period.
During the first quarter of 2016, the Company recognized an impairment of goodwill of $57 million and acquired intangible assets of $19 million related to the sale of the marketing applications business. The Company also recorded a $4 million impairment charge related to its corporate plane that was classified as held for sale.
Other Expense, net

In millions	2017	2016
Interest income	$5	$3
Interest expense	(7)	(7)
Other	(1)	(1)
Other expense, net	$(3)	$(5)
Other expense in the first six months of 2017 and 2016 is comprised of interest expense on long-term debt partially offset by interest income earned on our cash and cash equivalents.
Provision for Income Taxes
The effective tax rate for the six months ended June 30, 2017 and 2016 were as follows:

	2017	2016
Effective tax rate	(20.0)%	55.0%

For the six months ended June 30, 2017, no material non-recurring discrete tax items were recorded. Discrete tax items related to interest accruals on uncertain tax positions and equity based compensation resulted in income tax expense in the first six months of 2017 of $1 million, on a pre-tax net loss of $5 million, causing a negative tax rate of (20.0)%.

For the six months ended June 30, 2016, there were discrete tax items resulting from the $76 million impairment recorded in the first quarter of 2016, of which $57 million was related to non-deductible goodwill and $19 million was related to intangible assets for which $6 million of deferred tax benefit had been recorded. In addition, there was a $2 million favorable tax benefit recognized due to the release of a reserve taken for a previously uncertain tax position.

Revenue and Gross Profit by Operating Segment
The following table presents revenue and operating performance by segment for the six months ended June 30:

		% of		% of
In millions	2017	Revenue	2016	Revenue
Segment revenue
Americas Data and Analytics	$538	53.6%	$620	54.2%
International Data and Analytics	466	46.4%	455	39.8%
Total Data and Analytics	1,004	100.0%	1,075	94.0%
Marketing Applications	—	—%	69	6.0%
Total segment revenue	$1,004	100%	$1,144	100%
Segment gross profit
Americas Data and Analytics	$309	57.4%	$369	59.5%
International Data and Analytics	207	44.4%	223	49.0%
Total Data and Analytics	516	51.4%	592	55.1%
Marketing Applications	—	—%	34	49.3%
Total segment gross profit	$516	51.4%	$626	54.7%
Americas Data and Analytics: Revenue decreased 13% in the first six months of 2017 as compared to the first six months of 2016. As discussed in the future trends section of this MD&A, the revenue decline was driven by our customers' focus on less capital-intensive options like cloud, subscription licenses, rental and usage-based models. The majority of subscription-based transactions signed in the first half of 2017 were in the Americas region. Segment gross profit as a percentage of revenues were lower driven by a higher mix of services versus product revenue and a lower services margin rate. Service margins were impacted by investments that we are making in our consulting business to drive increased consumption of Teradata's products in addition to lower utilization.
International Data and Analytics: Revenue increased 2% in the first six months of 2017 from the first six months of 2016, which included a 3% adverse revenue impact from foreign currency fluctuations. The revenue increase was driven by improved revenues in Europe, Middle East and Africa as well as the Asia Pacific region in the first six months of 2017 as compared to first six months of 2016. Segment gross profit as a percentage of revenues were down in the first six months of 2017 driven by investments that we are making in our consulting business to drive increased consumption of Teradata's products as well as an increase in consulting projects where we incurred and expensed certain consulting services costs before we will recognize the corresponding revenue.
Marketing Applications: The marketing applications business was sold on July 1, 2016.

Financial Condition, Liquidity and Capital Resources
Cash provided by operating activities decreased by $40 million in the six months ended June 30, 2017 compared to the six months ended June 30, 2016. The decrease in cash provided by operating activities was primarily due to our net loss (adjusted for non-cash items such as depreciation and impairment of goodwill and other assets), which was partially offset by strong collections of receivables.
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

The table below shows net cash provided by operating activities and capital expenditures for the following periods:

	Six Months Ended June 30,
In millions	2017	2016
Net cash provided by operating activities	$309	$349
Less:
Expenditures for property and equipment	(30)	(17)
Additions to capitalized software	(4)	(36)
Free cash flow	$275	$296

In the fourth quarter of 2016, the Company began moving towards more frequent releases of its products, which significantly shortens the opportunity to capitalize software development costs. Due to the shorter development cycle and focus on rapid production associated with agile development, the Company does not anticipate capitalizing significant amounts of external use software development costs in future periods due to the relatively short duration between the completion of the working model and the point at which a product is ready for general release. These costs are currently expensed as research and development costs and are included as a component of cash provided by operating activities. This change does not impact the methodology of the free cash flow calculation. Financing activities and certain other investing activities are not included in our calculation of free cash flow. For the first six months ended June 30, 2017, other investing activities included $17 million for an immaterial acquisition and $1 million of additional release of funds from a previous acquisition. For the first six months ended June 30, 2016, other investing activities included $4 million of additional release of funds from previous acquisitions.
Teradata’s financing activities for the six months ended June 30, 2017 primarily consisted of cash outflows for share repurchases and payments on long-term debt. The prior period also included payments on credit facility borrowings. At June 30, 2017, the Company had no outstanding borrowings on the revolving credit facility. The Company purchased 5.1 million shares of its common stock at an average price per share of $29.40 in the six months ended June 30, 2017 and 2.6 million shares at an average price per share of $23.70 in the six months ended June 30, 2016 under the two share repurchase programs that were authorized by our Board of Directors. The first program (the “dilution offset program”), allows the Company to repurchase Teradata common stock to the extent of cash received from the exercise of stock options and the Teradata Employee Stock Purchase Plan (“ESPP”) to offset dilution from shares issued pursuant to these plans. As of June 30, 2017, under the Company’s second share repurchase program (the “general share repurchase program”), the Company had $382 million of authorization remaining to repurchase outstanding shares of Teradata common stock. Share repurchases made by the Company are reported on a trade date basis. Our share repurchase activity depends on factors such as our working capital needs, our cash requirements for capital investments, our stock price, and economic and market conditions. The Company intends to repurchase up to $300 million additional shares of its stock under the general share repurchase program in the second half of the year. Shares will be purchased with cash from U.S. operations as well as funds provided through Teradata’s revolving credit facility.
Proceeds from the ESPP and the exercise of stock options were $12 million for the six months ended June 30, 2017 and $19 million for the six months ended June 30, 2016. These proceeds are included in other financing activities, net in the Condensed Consolidated Statements of Cash Flows (Unaudited).
Our total in cash and cash equivalents held outside the U.S. in various foreign subsidiaries was $1,036 million as of June 30, 2017 and $957 million as of December 31, 2016. The remaining balance held in the U.S. was $49 million as of June 30, 2017 and $17 million as of December 31, 2016. Under current tax laws and regulations, if cash and cash equivalents held outside the U.S. are distributed to the U.S. in the form of dividends or otherwise, we would be subject to additional U.S. income taxes (subject to an adjustment for foreign tax credits) and possible foreign withholding taxes. As of June 30, 2017, we have not provided for the U.S. federal tax liability on approximately $1.3 billion of foreign earnings that are considered permanently reinvested outside of the U.S.
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
Long-term Debt. Teradata's term loan is payable in quarterly installments, which commenced on March 31, 2016, with all remaining principal due in March 2020. The outstanding principal amount under the term loan agreement bears interest at a floating rate based upon a negotiated base rate or a Eurodollar rate plus a margin based on the leverage ratio of the Company. As of June 30, 2017, the term loan principal outstanding was $555 million and carried an interest rate of 2.6250%. Unamortized deferred issuance costs of approximately $1 million are being amortized over the five-year term of the loan.
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
As of June 30, 2017, the Company had no borrowings outstanding under the Credit Facility, leaving $400 million in additional borrowing capacity available. Unamortized deferred costs on the original credit facility and new lender fees of approximately $1 million are being amortized over the five-year term of the credit facility. The Company was in compliance with all covenants as of June 30, 2017.
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
In many cases, the accounting treatment of a particular transaction is specifically dictated by GAAP and does not require significant management judgment in its application. There are also areas in which management’s judgment in selecting among available alternatives would not produce a materially different result. The significant accounting policies and estimates that we believe are the most critical to aid in fully understanding and evaluating our reported financial results are discussed in the 2016 Annual Report. Teradata’s senior management has reviewed these critical accounting policies and related disclosures and determined that there were no significant changes in our critical accounting policies in the six months ended June 30, 2017.

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
Based on their evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective to provide reasonable assurance as of June 30, 2017.
Changes in Internal Control over Financial Reporting
There have been no changes in our internal control over financial reporting that occurred during the last fiscal quarter ended June 30, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
Purchase of Company Common Stock
During the second quarter of 2017, the Company executed purchases of 3,747,388 shares of its common stock at an average price per share of $28.74 under the two share repurchase programs that were authorized by our Board of Directors. The first program (the “dilution offset program”), allows the Company to repurchase Teradata common stock to the extent of cash received from the exercise of stock options and the Teradata Employee Stock Purchase Plan (“ESPP”) to offset dilution from shares issued pursuant to these plans. As of June 30, 2017, under the Company’s second share repurchase program (the “general share repurchase program”), the Company had $382 million of authorization remaining to repurchase outstanding shares of Teradata common stock. Share repurchases made by the Company are reported on a trade date basis.

On July 27, 2017, the Company announced its intention to repurchase up to $300 million additional shares of its stock under the the general share repurchase program, in the second half of the year. From July 1, 2017 through August 3, 2017, the Company purchased 1,279,206 shares of its common stock at an average price per share of $32.03, and a total cost of approximately $41 million. As of August 3, 2017 the Company had approximately $341 million of share repurchase authorization remaining.
Section 16 officers occasionally sell vested shares of restricted stock to the Company at the current market price to cover their withholding taxes. For the six months ended June 30, 2017, the total of these purchases was 30,554 shares at an average price of $31 per share.
The following table provides information relating to the Company’s share repurchase programs for the six months ended June 30, 2017:

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Dilution Offset Program	Total Number of Shares Purchased as Part of Publicly Announced General Share Repurchase Program	Maximum Dollar Value that May Yet Be Purchased Under the Dilution Offset Program	Maximum Dollar Value that May Yet Be Purchased Under the General Share Repurchase Program
Month
First Quarter Total	1,386,710	$31.21	536,710	850,000	$4,285,712	$485,012,249
April 2017	480,000	$29.47	—	480,000	$5,968,126	$470,867,209
May 2017	2,869,655	$28.74	150,000	2,719,655	$1,600,051	$399,607,079
June 2017	397,733	$27.88	—	397,733	$4,143,214	$381,678,537
Second Quarter Total	3,747,388	$28.74	150,000	3,597,388	$4,143,214	$381,678,537
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

10.2*	Form of Restricted Share Unit Agreement Under the Teradata 2012 Stock Incentive Plan, approved on April 18, 2017.

10.3	Fourth Amendment to Revolving Credit Agreement dated as of July 25, 2017.

10.4	Fourth Amendment to Term Loan Agreement dated as of July 25, 2017.

31.1	Certification pursuant to Rule 13a-14(a), dated August 4, 2017.

31.2	Certification pursuant to Rule 13a-14(a), dated August 4, 2017.

32	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated August 4, 2017.

101
Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Condensed Consolidated Statements of (Loss) Income for the three and six month period ended June 30, 2017 and 2016, (ii) the Condensed Consolidated Statements of Comprehensive Income for the three and six month period ended June 30, 2017 and 2016, (iii) the Condensed Consolidated Balance Sheets at June 30, 2017 and December 31, 2016, (iv) the Condensed Consolidated Statements of Cash Flows for the six month periods ended June 30, 2017 and 2016 and (v) the notes to the Condensed Consolidated Financial Statements.

* Management contracts or compensatory plans, contracts or arrangements.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TERADATA CORPORATION

Date: August 4, 2017	By:	/s/ Stephen M. Scheppmann
Stephen M. Scheppmann Executive Vice President and Chief Financial Officer