Form 10-Q
period 2017-09-30
TERADATA CORP /DE/
filed 2017-11-06
CIK 816761

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2017
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
At October 27, 2017, the registrant had approximately 121.0 million shares of common stock outstanding.

PART I—FINANCIAL INFORMATION

Part 1—FINANCIAL INFORMATION

Item 1.	Financial Statements.
Teradata Corporation
Condensed Consolidated Statements of Income (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
In millions, except per share amounts	2017	2016	2017	2016
Revenue
Product and cloud revenue	$172	$210	$504	$661
Service revenue	354	342	1,026	1,035
Total revenue	526	552	1,530	1,696
Costs and operating expenses
Cost of product and cloud	68	75	216	265
Cost of services	208	183	598	558
Selling, general and administrative expenses	161	159	481	505
Research and development expenses	82	46	230	154
Impairment of goodwill, acquired intangibles and other assets	—	—	—	80
Total costs and operating expenses	519	463	1,525	1,562
Income from operations	7	89	5	134
Other (expense) income, net
Interest expense	(4)	(3)	(11)	(9)
Interest income	3	2	8	4
Other income (expense)	—	2	(1)	1
Total other (expense) income, net	(1)	1	(4)	(4)
Income before income taxes	6	90	1	130
Income tax (benefit) expense	(7)	41	(6)	63
Net income	$13	$49	$7	$67
Net income per weighted average common share
Basic	$0.11	$0.38	$0.05	$0.52
Diluted	$0.10	$0.37	$0.05	$0.51
Weighted average common shares outstanding
Basic	123.7	129.7	127.3	129.6
Diluted	125.8	131.6	129.1	131.3
See Notes to Condensed Consolidated Financial Statements (Unaudited).

Teradata Corporation
Condensed Consolidated Statements of Comprehensive Income (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
In millions	2017	2016	2017	2016
Net income	$13	$49	$7	$67
Other comprehensive income:
Foreign currency translation adjustments	7	1	17	7
Defined benefit plans:
Defined benefit plan adjustment, before tax	1	2	3	4
Defined benefit plan adjustment, tax portion	—	—	—	(1)
Defined benefit plan adjustment, net of tax	1	2	3	3
Other comprehensive income	8	3	20	10
Comprehensive income	$21	$52	$27	$77
See Notes to Condensed Consolidated Financial Statements (Unaudited).

Teradata Corporation
Condensed Consolidated Balance Sheets (Unaudited)

In millions, except per share amounts	September 30, 2017	December 31, 2016
Assets
Current assets
Cash and cash equivalents	$1,025	$974
Accounts receivable, net	366	548
Inventories	45	34
Other current assets	72	65
Total current assets	1,508	1,621
Property and equipment, net	159	138
Capitalized software, net	136	187
Goodwill	398	390
Acquired intangible assets, net	23	11
Deferred income taxes	53	49
Other assets	30	17
Total assets	$2,307	$2,413
Liabilities and stockholders’ equity
Current liabilities
Current portion of long-term debt	$53	$30
Short-term borrowings	180	—
Accounts payable	106	103
Payroll and benefits liabilities	139	139
Deferred revenue	364	369
Other current liabilities	94	88
Total current liabilities	936	729
Long-term debt	493	538
Pension and other postemployment plan liabilities	107	96
Long-term deferred revenue	17	14
Deferred tax liabilities	12	33
Other liabilities	23	32
Total liabilities	1,588	1,442
Commitments and contingencies (Note 7)
Stockholders’ equity
Preferred stock: par value $0.01 per share, 100.0 shares authorized, no shares issued and outstanding at September 30, 2017 and December 31, 2016, respectively	—	—
Common stock: par value $0.01 per share, 500.0 shares authorized, 120.6 and 130.6 shares issued at September 30, 2017 and December 31, 2016, respectively	1	1
Paid-in capital	1,292	1,220
Accumulated deficit	(505)	(161)
Accumulated other comprehensive loss	(69)	(89)
Total stockholders’ equity	719	971
Total liabilities and stockholders’ equity	$2,307	$2,413
See Notes to Condensed Consolidated Financial Statements (Unaudited).

Teradata Corporation
Condensed Consolidated Statements of Cash Flows (Unaudited)

	Nine Months Ended September 30,
In millions	2017	2016
Operating activities
Net income	$7	$67
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	103	97
Stock-based compensation expense	51	49
Deferred income taxes	(22)	(9)
Impairment of goodwill, acquired intangibles and other assets	—	80
Changes in assets and liabilities:
Receivables	182	162
Inventories	(11)	4
Current payables and accrued expenses	—	(14)
Deferred revenue	(2)	(7)
Other assets and liabilities	(7)	(35)
Net cash provided by operating activities	301	394
Investing activities
Expenditures for property and equipment	(59)	(32)
Proceeds from sale of property and equipment	—	5
Additions to capitalized software	(7)	(54)
Proceeds from sale of business	—	92
Business acquisitions and other investing activities, net	(18)	(16)
Net cash used in investing activities	(84)	(5)
Financing activities
Repurchases of common stock	(351)	(69)
Repayments of long-term borrowings	(23)	(22)
Proceeds from credit facility borrowings	180	—
Repayments of credit facility borrowings	—	(180)
Other financing activities, net	20	28
Net cash used in financing activities	(174)	(243)
Effect of exchange rate changes on cash and cash equivalents	8	3
Increase in cash and cash equivalents	51	149
Cash and cash equivalents at beginning of period	974	839
Cash and cash equivalents at end of period	$1,025	$988
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
These condensed consolidated interim financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in Teradata’s most recent Annual Report on Form 10-K for the fiscal year ended December 31, 2016 (the “2016 Annual Report”). The results of operations for any interim period are not necessarily indicative of the results of operations to be expected for the full year. Prior period amounts have been restated to conform to the current year presentation. As a result of the Company's early adoption of Accounting Standards Update 2016-09, Improvements to Employee Share-Based Payment Accounting, in the fourth quarter of 2016, retroactively to January 1, 2016, the restatement of prior year results resulted in a change in net cash provided by operating activities and net cash used by financing activities of $3 million for the nine months ended September 30, 2016.
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
Although the Company is still evaluating the impact on its consolidated financial statements, the Company believes the most significant impacts may include the following items:

•
As the Company transitions to the new go-to-market offerings, such as subscription-based licenses rather than perpetual licenses, the Company could potentially see a more significant impact in the amount of revenue recognized over time under the current rules but upfront under the new rules. This impact could result in revenue that is adjusted to retained earnings in the period of adoption and therefore not recognized in future periods or restated to prior periods due to the Company applying the modified retrospective method of adoption. This potential impact may affect how transactions are structured in the fourth quarter to minimize the revenue that is adjusted to retained earnings;

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
Stock Compensation. In May 2017, the FASB issued accounting guidance for "Compensation—Stock Compensation (Topic 718) - Scope of Modification Accounting". The amendments in this update provide guidance about which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting. The current disclosure requirements in Topic 718 apply regardless of whether an entity is required to apply modification accounting under the amendments in this update. The amendments in this update are effective for all entities for annual periods, and interim periods within those annual periods, beginning after December 15, 2017. Early adoption is permitted, including adoption in any interim period. The Company is currently evaluating this guidance to determine the impact it may have on its consolidated financial statements.

Derivatives and Hedging. In August 2017, the FASB issued amendments to hedge accounting guidance. These amendments are intended to better align a company’s risk management strategies and financial reporting for hedging relationships. Under the new guidance, more hedging strategies will be eligible for hedge accounting and the application of hedge accounting is simplified. In addition, the new guidance amends presentation and disclosure requirements. The guidance is effective for fiscal years beginning after December 15, 2018 with early adoption permitted, including the interim periods within those years. The guidance requires the use of a modified retrospective approach. The Company is currently evaluating the impact of the guidance on our consolidated financial statements.

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
3. Supplemental Financial Information

	As of
In millions	September 30, 2017	December 31, 2016
Inventories
Finished goods	$33	$20
Service parts	12	14
Total inventories	$45	$34

Deferred revenue
Deferred revenue, current	$364	$369
Long-term deferred revenue	17	14
Total deferred revenue	$381	$383

4. Goodwill and Acquired Intangible Assets
The following table identifies the activity relating to goodwill by operating segment:

In millions	Balance, December 31, 2016	Adjustments	Currency Translation Adjustments	Balance, September 30, 2017
Goodwill
Americas Data and Analytics	$251	$2	$—	$253
International Data and Analytics	139	—	6	145
Total goodwill	$390	$2	$6	$398

During the first nine months of 2017, the Company recorded additional goodwill of $2 million, for an immaterial acquisition that occurred during the period.

Acquired intangible assets were specifically identified when acquired, and are deemed to have finite lives. The gross carrying amount and accumulated amortization for the Company's acquired intangible assets were as follows:

		September 30, 2017		December 31, 2016
In millions	Amortization Life (in Years)	Gross Carrying Amount	Accumulated Amortization and Currency Translation Adjustments	Gross Carrying Amount	Accumulated Amortization and Currency Translation Adjustments
Acquired intangible assets
Intellectual property/developed technology	3 to 5	$41	$(18)	$71	$(61)
Trademarks/trade names	5	—	—	1	(1)
In-process research and development	5	5	(5)	5	(4)
Total acquired intangible assets		$46	$(23)	$77	$(66)

During the first nine months of 2017 2017, the Company recorded additional intangibles of $18 million, for intellectual property related to an immaterial acquisition that occurred during the period. The gross carrying amount of acquired intangibles was reduced by certain intangible assets previously acquired that became fully amortized and were removed from the balance sheet.
The aggregate amortization expense (actual and estimated) for acquired intangible assets is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
In millions	2017	2016	2017	2016
Amortization expense	$3	$2	$6	$9

	Actual	For the years ended (estimated)
In millions	2016	2017	2018	2019	2020	2021	2022
Amortization expense	$10	$8	$7	$5	$4	$4	$1
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
The effective tax rate is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
In millions	2017	2016	2017	2016
Effective tax rate	(116.7)%	45.6%	(600.0)%	48.5%
For the three and nine months ended September 30, 2017, a net $6 million discrete tax benefit was recognized from the reversal of uncertain tax positions on acquired tax attributes from previous acquisitions. This resulted in income tax benefit for the respective periods.
For the three months ended September 30, 2016, there was a $22 million discrete tax expense related to the sale of the marketing applications business that occurred on July 1, 2016. For the nine months ended September 30, 2016, there were discrete tax items resulting from the $76 million intangible asset impairment recorded in the first quarter of 2016, of which $57 million was related to non-deductible goodwill and $19 million was related to intangible assets for which $6 million of deferred tax benefit had been recorded, as well as the $22 million discrete tax impact from the sale of the marketing applications business recognized in the third quarter. In addition, there was a $2 million favorable tax benefit recognized due to the release of a reserve taken for a previously uncertain tax position.
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
The following table identifies the contract notional amount of the Company’s foreign exchange forward contracts:

	As of
In millions	September 30, 2017	December 31, 2016
Contract notional amount of foreign exchange forward contracts	$110	$156
Net contract notional amount of foreign exchange forward contracts	$16	$16
The fair value of derivative assets and liabilities recorded in other current assets and accrued liabilities at September 30, 2017 and December 31, 2016, were not material.
Gains and losses from the Company’s fair value hedges (foreign currency forward contracts and related hedged items) were immaterial for the three and nine months ended September 30, 2017 and September 30, 2016. Gains and losses from foreign exchange forward contracts are fully recognized each period and reported along with the offsetting gain or loss of the related hedged item, either in cost of products or in other income (expense), depending on the nature of the related hedged item.
7. Commitments and Contingencies
In the normal course of business, the Company is subject to proceedings, lawsuits, governmental investigations, claims and other matters, including those that relate to the environment, health and safety, employee benefits, export compliance, intellectual property, tax matters and other regulatory compliance and general matters.

As disclosed last quarter, through internal processes, the Company discovered certain questionable expenditures for travel, gifts and other expenses at one of its international subsidiaries doing business in a single foreign country, Turkey. Teradata promptly initiated an internal investigation into the matter, with the assistance of outside counsel and forensic accountants, to determine whether the expenditures may have violated the U.S. Foreign Corrupt Practices Act (“FCPA”) or other potentially applicable anti-corruption laws. In late February 2017, the Company voluntarily contacted the SEC and the U.S. Department of Justice (“DOJ”) to alert them to the relevant events and the Company's internal investigation. Teradata has been updating the government on a regular basis regarding the status of the Company's internal investigation and findings, including remedial actions and terminations, and plans to continue to cooperate fully.

The Company continues to believe that the questionable expenditures were limited to a single subsidiary’s business operations in Turkey and involved specific individuals who are no longer with the Company. Teradata’s operations in Turkey have constituted less than one half of one percent of consolidated revenues each year as reported by the Company since 2012. Under the circumstances, Teradata currently does not anticipate a material adverse effect on its business or financial condition as a result of this matter; however, the ultimate resolution of this matter with the DOJ and SEC cannot be predicted. Any determination that the Company’s operations or activities are not in compliance with existing laws or regulations could result in the imposition of fines, civil and criminal penalties, and equitable remedies, including disgorgement or injunctive relief.
Guarantees and Product Warranties. Guarantees associated with the Company’s business activities are reviewed for appropriateness and impact to the Company’s financial statements. Periodically, the Company’s customers enter into various leasing arrangements coordinated with a leasing company. In some instances, the Company guarantees the leasing company a minimum value at the end of the lease term on the leased equipment. As of September 30, 2017, the maximum future payment obligation of this guaranteed value and the associated liability balance was $4 million.
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
The following table identifies the activity relating to the warranty reserve for the nine months ended September 30:

In millions	2017	2016
Warranty reserve liability
Beginning balance at January 1	$5	$6
Provisions for warranties issued	4	6
Settlements (in cash or in kind)	(6)	(7)
Balance at September 30	$3	$5
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

Concentrations of Risk. The Company is potentially subject to concentrations of credit risk on accounts receivable and financial instruments such as hedging instruments, and cash and cash equivalents. Credit risk includes the risk of nonperformance by counterparties. The maximum potential loss may exceed the amount recognized on the balance sheet. Exposure to credit risk is managed through credit approvals, credit limits, selecting major international financial institutions (as counterparties to hedging transactions) and monitoring procedures. Teradata’s business often involves large transactions with customers, and if one or more of those customers were to default in its obligations under applicable contractual arrangements, the Company could be exposed to potentially significant losses. However, management believes that the reserves for potential losses were adequate at September 30, 2017 and December 31, 2016.
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
When deemed appropriate, the Company minimizes its exposure to changes in foreign currency exchange rates through the use of derivative financial instruments, specifically, foreign exchange forward contracts. The fair value of these contracts are measured at the end of each interim reporting period using observable inputs other than quoted prices, specifically market spot and forward exchange rates. As such, these derivative instruments are classified within Level 2 of the valuation hierarchy. Fair value gains for open contracts are recognized as assets and fair value losses are recognized as liabilities. The fair value derivative assets and liabilities recorded in other current assets and accrued liabilities at September 30, 2017 and December 31, 2016, were not material. Any realized gains or losses would be mitigated by corresponding gains or losses on the underlying exposures.

The Company’s assets measured at fair value on a recurring basis and subject to fair value disclosure requirements at September 30, 2017 and December 31, 2016 were as follows:

		Fair Value Measurements at Reporting Date Using
In millions	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Money market funds, September 30, 2017	$483	$483	$—	$—
Money market funds, December 31, 2016	$473	$473	$—	$—

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

	Three Months Ended September 30,		Nine Months Ended September 30,
In millions, except per share amounts	2017	2016	2017	2016
Net income attributable to common stockholders	$13	$49	$7	$67
Weighted average outstanding shares of common stock	123.7	129.7	127.3	129.6
Dilutive effect of employee stock options, restricted stock and other stock awards	2.1	1.9	1.8	1.7
Common stock and common stock equivalents	125.8	131.6	129.1	131.3
Net income per share:
Basic	$0.11	$0.38	$0.05	$0.52
Diluted	$0.10	$0.37	$0.05	$0.51
Options to purchase 2.7 million and 3.6 million shares of common stock for the three and nine months ended September 30, 2017 and 4.7 million and 4.9 million shares of common stock for the three and nine months ended September 30, 2016 were not included in the computation of diluted earnings per share. The exercise prices of these options were greater than the average market price of the common shares for the period, and therefore would have been anti-dilutive.
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

The following table presents segment revenue and segment gross margin for the Company:

	Three Months Ended September 30,		Nine Months Ended September 30,
In millions	2017	2016	2017	2016
Segment revenue
Americas Data and Analytics	$292	$317	$830	$937
International Data and Analytics	234	235	700	690
Total Data and Analytics	526	552	1,530	1,627
Marketing Applications	—	—	—	69
Total revenue	526	552	1,530	1,696
Segment gross profit
Americas Data and Analytics	173	195	482	564
International Data and Analytics	97	118	304	341
Total Data and Analytics	270	313	786	905
Marketing Applications	—	—	—	34
Total segment gross profit	270	313	786	939
Stock-based compensation costs	3	3	10	11
Amortization of acquisition-related intangible asset costs	—	—	—	2
Acquisition, integration, reorganization and transformation-related costs	2	1	6	6
Amortization of capitalized software costs	15	15	54	47
Selling, general and administrative expenses	161	159	481	505
Research and development expenses	82	46	230	154
Impairment of goodwill, acquired intangibles and other assets	—	—	—	80
Income from operations	$7	$89	$5	$134

Prior period segment information has been reclassified to conform to the current period presentation. Certain items, including amortization of certain capitalized software costs, were excluded from segment gross profit to conform to the way the Company manages and reviews the results by segment.

The following table presents a further disaggregation of revenue for the Company:

	Three Months Ended September 30,		Nine Months Ended September 30,
In millions	2017	2016	2017	2016
Product - rights to upgrades, subscription and cloud	$82	$72	$233	$211
Maintenance - software and hardware	185	175	543	517
Total recurring revenue	267	247	776	728
Product - perpetual licenses and hardware	90	137	271	411
Consulting services	169	168	483	488
Marketing applications	—	—	—	69
Total revenue	$526	$552	$1,530	$1,696

11. Reorganization and Business Transformation
In the fourth quarter of 2015, the Company announced a plan to realign Teradata’s business by reducing its cost structure and focusing on the Company’s core data and analytics business. This business transformation included exiting the marketing applications business, rationalizing costs, and modifying the Company’s go-to-market approach. The Company incurred the following costs for the nine months ended September 30:

	Nine Months Ended September 30,
In millions	2017	2016
Employee severance and other employee related cost	$2	$12
Asset write-downs	1	80
Professional services, legal and other transformation costs	24	27
Total reorganization and business transformation cost	$27	$119
For the nine months ended September 30, 2017, costs incurred above includes $3 million for an inventory charge and other associated transformation costs related to the discontinuation of Teradata's prior hardware platforms. In addition to the costs and charges incurred above, the Company made cash payments of less than $1 million for the nine months ended September 30, 2017 and $18 million for the nine months ended September 30, 2016 for employee severance related to this business transformation that did not have a material impact on its Statement of Operations due to Teradata's accounting for its postemployment benefits under Accounting Standards Codification 712, Compensation - Nonretirement Postemployment Benefits (“ASC 712”), which uses actuarial estimates and defers the immediate recognition of gains or losses.

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
Third Quarter Financial Overview
As more fully discussed in later sections of this MD&A, the following were significant financial items for the third quarter of 2017:

•
Total revenue was $526 million for the third quarter of 2017, down 5% from the third quarter of 2016, with an underlying 18% decrease in product and cloud revenue and a 4% increase in services revenue.

•	Gross margin decreased to 47.5% in the third quarter of 2017 from 53.3% in the third quarter of 2016, driven by a decrease in both product and cloud and services gross margin.

•	Operating expenses increased by 19% in the third quarter of 2017 due to the Company no longer capitalizing certain software development costs as well as additional spend for strategic initiatives.

•	Operating income was $7 million in the third quarter of 2017, compared to $89 million in the third quarter of 2016.

•	Net income in the third quarter of 2017 was $13 million, compared to $49 million in the third quarter of 2016

Strategic Overview
Teradata’s strategy is based around our core belief that analytics and data unleash the potential of great companies allowing them to make better and faster decisions and attain competitive advantage. We empower companies to achieve high-impact business outcomes through scalable analytics on an agile data foundation. Through our focus on leading with business outcomes and a consultative approach, our goal is to serve as a trusted advisor to both the business and technical leaders in our customers’ organizations. Our business analytics solutions and technology are ideally suited for the world’s largest companies as they have the largest and most complex analytics challenges, and therefore provide the largest revenue opportunities for Teradata.
Our strategy is to provide a differentiated set of offerings to this target market through a portfolio of data and analytics solutions, including the following:

•
Hybrid Cloud: leading technology and services to deliver an analytical ecosystem deployed in a hybrid cloud architecture, providing analytic processing across flexible deployment options, including the Teradata Cloud and public clouds, as well as on-premises on Teradata hardware or commodity hardware;

•
Teradata Analytics Platform: evolution of our market-leading integrated data warehouse engine to include access to the best analytic functions and leading analytic engines, leveraging preferred tools and languages against multiple data types integrated at scale;

•
Business Analytics Consulting and Solutions: high-value business outcomes realized by engaging with business users through solution-based selling that leverages analytic consulting and repeatable analytical intellectual property ("IP"); and

•	Ecosystem Architecture Consulting: best-in-class architecture consulting expertise to help customers build optimized analytical ecosystems, leveraging both open source and commercial solutions.

We deliver our solutions on-premises and via the cloud, including our "as a service" IntelliCloud™ offering. This provides our customers choice in how they deploy a Teradata analytics environment and leverage the power of our solutions. These flexible delivery options are designed to meet the evolving needs of our customers, and in turn, extend our market opportunity.
In support of our strategy, we are continuing to optimize our go-to-market and sales approach to improve effectiveness in demand creation and address new and expanded market opportunities, such as with our consultative business solutions and cloud offerings. We will continue investing in partnerships to increase the number of solutions available on Teradata software, maximize customer value, and increase our market coverage.
We believe our more consultative, business outcome led approach and our portfolio of offerings that provide customers choice in how they procure and deploy analytics will best position us to be our customers’ trusted advisor and partner of choice for architecting, implementing, and managing their analytic solutions.
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
Future Trends
We believe that future demand for our analytic solutions will increase based on the growth of new, high volume data sources such as sensor and machine-generated data, and based on data and analytics enabled use cases in areas such as the following:

•	patient service experience insights,

•	pharmacy analytics for healthcare companies,

•	raw materials and yield optimization for manufacturers,

•	natural language processing for better speech recognition, and

•	document classification to improve process automation banks.

Analytic environments are becoming more complex to design and manage due to increasing types of analytic tools and techniques, multiple data management systems both on premises and in the cloud, commercial and open source technologies that need to be integrated, varying service-level requirements, and the escalating growth in the volume of data. This complexity drives the need for an overall architecture to manage such environments. Demand for value-added consulting and services is increasing as customers seek help with evolving their analytic architectures and rapidly deploying their analytic architectural solutions. Companies are increasingly purchasing analytic capabilities “as a service" and strive to get value out of all their data.

Overall, analytics are growing in importance as global businesses seek new means to drive business value from the ever-increasing amounts and types of data. As a result, we expect that Teradata’s leadership status and investments in our strategic areas of focus will position us for future growth.

This anticipated growth, however, is not expected to be without its challenges from general economic conditions, competitive pressures, alternative technologies and deployment options, and other risks and uncertainties. Over the past few years, we have seen a shift in the market that included a reduction in customers’ large capital investments in traditional data analytic systems and related services. Specifically, customers have been focusing investments in their analytical ecosystems on products which have lower average selling prices than traditional analytic platforms, and changing their buying behavior with decisions shifting from IT to business users who typically want operating expense purchasing options. As a result, our revenue has been impacted by our customers’ focus on less capital-intensive options like cloud, subscription-based licenses, rental and usage-based models. In addition, an increasing percentage of our customers want to buy easy-to-use, vendor managed, on-line delivery “as-a-service” analytics rather than traditional on-premises analytic systems. One of the greatest challenges for predicting future revenue growth is forecasting the rate at which customers adopt and change the way they purchase and deploy Teradata's analytic technologies. In the short term, we expect revenue to decline as customers shift to these new recurring revenue models where revenue is recognized over multiple years. Longer term, we expect the year-over-year mix of revenues to normalize and increase as more customers transition to these new purchasing models.

Overall, we believe that Teradata's technology is highly differentiated with our ability to handle the concurrency and service-level agreements of hundreds to thousands of mission-critical users and applications. Teradata is continuing to expand our core analytics technology into the Teradata Analytics Platform. The first step on this journey is to integrate Teradata and Aster technology, which increases the breadth of analytic use cases that can be performed by Teradata. Further, we believe the Company has the opportunity for future revenue growth from both the expansion of our existing customers’ analytical ecosystems (from both business as well as IT users), and from the addition of new customers. We have expanded our offerings as well as our pricing options to make it easier for customers to buy and expand with Teradata including flexible offerings such as availability in the cloud and subscription-based licensing programs. Our approach offers subscription-based licensing to provide more flexible and easier purchasing options for customers. Our subscription-based license is portable across deployment options. In other words, as business or operating needs change, that license can be originally deployed on-premises on Teradata hardware or as ‘software only’ on commodity hardware that customers procure, in our Teradata Cloud, or in the public cloud; and this license can be moved at a future date to a different deployment option without additional payment. This flexibility allows our customers to deploy anywhere.

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

As a portion of the Company’s operations and revenue occur outside the U.S. and in currencies other than the U.S. dollar, the Company is exposed to fluctuations in foreign currency exchange rates. Based on currency rates as of October 31, 2017, Teradata is currently not expecting any material impact from currency translation on our full-year projected revenue.
Business Transformation
Teradata continues to execute on our business transformation plan. As described above, we are strengthening our consultative approach to selling data analytics that enable high-impact business outcomes for our customers and are extending our portfolio of hybrid cloud solutions. We have realigned and continue to optimize our go-to-market approach to improve sales effectiveness and achieve better financial results from our targeted customers. We will continue to invest in and prioritize initiatives that strengthen our ability to be our customers’ trusted advisor for data and analytics.
A foundational element of the Teradata strategy is Teradata Everywhere which brings together our expanded offerings across cloud and on-premises with a flexible pricing and licensing model to de-risk customer purchase decisions. Through Teradata Everywhere, customers can:

•	Analyze Anything: enables analytic users throughout the organization to use their preferred analytic tools and engines across data sources, at scale;

•	Deploy Anywhere: provides analytic processing in the Teradata Cloud and public clouds, as well as on-premises on Teradata hardware or commodity hardware;

•	Buy Any Way: allows companies to purchase our software on a subscription-basis as well as on a perpetual basis at different price points; and

•	Move Anytime: includes software license portability that provides flexibility to run analytics across deployment options.
Our shift toward subscription-based licenses is beginning to move our revenues away from traditional, upfront revenue sales and deployment models to a model where revenue is recognized over time. This has had an impact on Teradata’s reported revenue year-to-date in 2017, and we expect this trend to continue to impact reported revenue in a meaningful way in the fourth quarter of 2017. We expect the mix of our revenues to shift toward subscription-based licenses, cloud deployments, analytical ecosystems, and analytic consulting services over time, as these are faster growing revenue streams, which we believe will help increase our recurring revenue over time.
Progress on our transformation is evident through new and expanded market offerings, such as IntelliCloud and Teradata IntelliSphere™ that help future-proof and de-risk customer investments in Teradata technology. As a result, we are making it easier to buy and grow with Teradata.
Another element that is critical to Teradata's successful transformation plan is modifying our go-to-market efforts to a more consultative business outcome led approach to better address the increasing relevance of business buyers and to help customers build analytical ecosystems that include our own technologies as well as open source and other commercial solutions. We have adjusted our go-to-market efforts to address these items and to align with the way we believe that our customers want to buy data analytics solutions.
In 2017, we have continued to reinvest in the business after significantly reducing our cost structure in 2016. We have rationalized the Company's expense structure and are continuing to invest for Teradata’s future, including investments to support our cloud-based initiatives, analytical consulting and solutions, realignment of our go-to-market approach, and modernizing our infrastructure.

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

•
Perpetual Equivalent Value - represents the estimated value the Company would have recognized as revenue if the customer had purchased certain subscription licenses, rental or cloud under historical purchasing practices (i.e., under perpetual license purchasing options) and is calculated as follows:

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

•
Business Consulting Revenue Growth - revenue growth from our strategic service offerings around analytics consulting and business consulting. Although the revenue from Business Consulting represents a small percent of total Company revenue, it is a leading indicator of future TCore (consumption) growth and measures our effectiveness of becoming a trusted advisor within our customers and targeted prospects.

Results of Operations for the Three Months Ended September 30, 2017
Compared to the Three Months Ended September 30, 2016
Revenue

		% of		% of
In millions	2017	Revenue	2016	Revenue
Product and cloud revenue	$172	32.7%	$210	38.0%
Service revenue	354	67.3%	342	62.0%
Total revenue	$526	100%	$552	100%
Teradata revenue decreased $26 million or 5% in the third quarter of 2017 compared to the third quarter of 2016, primarily due to a decline in product and cloud revenue, which decreased 18% in the third quarter of 2017 from the prior-year period. As discussed under the future trends section of this MD&A, our revenue has been impacted by our customers' focus on less capital intensive buying options like cloud, subscription-based licenses, rental and usage-based models. This shift is being addressed by our business transformation strategy and continues to impact our quarterly revenue comparisons as some revenue that we would normally recognize in a given quarter may now be spread over a number of periods. Services revenue increased 4% in the third quarter of 2017 compared to the prior-year period. The increase was primarily driven by a 6% increase in maintenance revenue. Consulting revenue was up 1%.
Included below are financial and performance growth metrics for the third quarter of 2017 that Teradata is tracking as part of its business transformation strategy:

•
We had $267 million (51% of total revenue) of recurring revenue in the third quarter of 2017, which is 8% growth from $247 million (45% of total revenue) in the third quarter of 2016. We expect recurring revenue to grow high single digits in 2017.

•	Recurring product revenue increased 14% from the third quarter of 2016. We expect recurring product revenue to grow more than 10% in 2017.

•	Total Business Consulting revenue increased 23% from the third quarter of 2016. We expect Business Consulting revenue to grow approximately 20% in 2017.

•	We expect approximately $225 million to $250 million of perpetual equivalent contract value during 2017.

•
We expect ARR of $1.1 billion by the end of the year with approximately one third of that being product ARR. We expect total ARR to grow more than 10% and product ARR to grow approximately 25% for 2017.

•	We expect TCore growth in the high teens from our 2016 year-end installed base.
Gross Profit

		% of		% of
In millions	2017	Revenue	2016	Revenue
Product and cloud gross profit	$104	60.5%	$135	64.3%
Service gross profit	146	41.2%	159	46.5%
Total gross profit	$250	47.5%	$294	53.3%
The product and cloud gross profit variance was driven by the impact of deal mix, which was driven by a higher overall mix of hardware revenue.
Service gross profit was negatively impacted by investments that we are making in our consulting business to drive increased consumption of Teradata's products. Service gross profit was also impacted by a decrease in maintenance margin due to higher support and parts costs.
Operating Expenses

		% of		% of
In millions	2017	Revenue	2016	Revenue
Selling, general and administrative expenses	$161	30.6%	$159	28.8%
Research and development expenses	82	15.6%	46	8.3%
Total operating expenses	$243	46.2%	$205	37.1%
The increase in Selling, General and Administrative ("SG&A") expense was primarily driven by an increase in regional selling expense due to investments in demand creation, primarily in the Americas region, as well as additional spend to support our new strategy. This was partially was offset by the release of a prior period transformation charge related to the discontinuation of our prior hardware platforms.
Research and Development ("R&D") expenses increased primarily due to strategic investments in managed and public cloud in addition to the impact from the Company no longer capitalizing certain software development costs as a result of a movement to agile development methodologies. The Company did not capitalize any R&D costs in the third quarter of 2017 compared to $16 million in the third quarter of 2016. These development costs are now expensed as incurred as R&D expense.

Other (Expense) Income, net

In millions	2017	2016
Interest income	$3	$2
Interest expense	(4)	(3)
Other	—	2
Other (expense), net	$(1)	$1
Other (expense) income in the third quarter of 2017 and 2016 is comprised of interest expense on long-term debt partially offset by interest income earned on our cash and cash equivalents.
Provision for Income Taxes
Income tax provisions for interim periods are based on estimated annual income tax rates, adjusted to reflect the effects of any significant infrequent or unusual items which are required to be discretely recognized within the current interim period. The Company’s intention is to permanently reinvest its foreign earnings outside of the U.S. As a result, the effective tax rates in the periods presented are largely based upon the forecasted pre-tax earnings mix between the U.S. and other foreign taxing jurisdictions where the Company conducts its business under its current structure. The Company estimates its full-year effective tax rate for 2017 to be approximately (7)%, which takes into consideration, among other things, the forecasted earnings mix by jurisdiction for 2017 and the discrete items that will be recognized in 2017. The forecasted tax rate is based on the overseas profits being taxed at an overall effective tax rate of approximately 21%, as compared to the federal statutory tax rate of 35% in the U.S.
The effective tax rate for the three months ended September 30, 2017 and September 30, 2016 were as follows:

	2017	2016
Effective tax rate	(116.7)%	45.6%
For the three months ended September 30, 2017, net discrete tax benefits of $6 million were recognized primarily related to a reversal of uncertain tax positions from acquired tax attributes in previous acquisitions, which resulted in a negative tax rate in the period.
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
The following table presents revenue and operating performance by segment for the three months ended September 30:

		% of		% of
In millions	2017	Revenue	2016	Revenue
Segment revenue
Americas Data and Analytics	$292	55.5%	$317	57.4%
International Data and Analytics	234	44.5%	235	42.6%
Total segment revenue	$526	100%	$552	100%
Segment gross profit
Americas Data and Analytics	$173	59.2%	$195	61.5%
International Data and Analytics	97	41.5%	118	50.2%
Total segment gross profit	$270	51.3%	$313	56.7%
Americas Data and Analytics: Revenue decreased 8% in the third quarter of 2017 from the third quarter of 2016. As discussed in the future trends section of this MD&A, the revenue decline was driven by our customers' focus on less capital-intensive buying options such as customers moving to our cloud, subscription licenses, rental and usage-based options. Segment gross profit as a percentage of revenues was lower driven by a higher mix of services versus product revenue and a lower services margin rate. Service margins were impacted by investments that we are making in our consulting business to drive increased consumption of Teradata's products. In addition, service gross profit was also impacted by a decrease in maintenance margin due to higher support and parts costs.
International Data and Analytics: Revenue was flat in the third quarter of 2017 as compared the third quarter of 2016, and included a 1% positive impact from foreign currency fluctuations. Revenue variances were driven by a decline in revenues in Europe, Middle East and Africa. Revenues were relatively flat in the Asia Pacific region in the third quarter of 2017 as compared to third quarter of 2016. Segment gross profit as a percentage of revenues was down in the third quarter of 2017 driven by a higher mix of services versus product revenue and investments that we are making in our consulting business to drive increased consumption of Teradata's products.

Results of Operations for the Nine months ended September 30, 2017
Compared to the Nine months ended September 30, 2016
Revenue

		% of		% of
In millions	2017	Revenue	2016	Revenue
Product and cloud revenue	$504	32.9%	$661	39.0%
Service revenue	1,026	67.1%	1,035	61.0%
Total revenue	$1,530	100%	$1,696	100%
Teradata revenue decreased $166 million or 10% during the nine months ended September 30, 2017 compared to the nine months ended September 30, 2016, in part due to the sale of the marketing applications business on July 1, 2016. Product and cloud revenue decreased 24% in the first nine months of 2017 from the prior-year period. In addition to the sale of the marketing applications business on July 1, 2016, as discussed under the future trends section of this MD&A, our revenue has been impacted by our customers' focus on less capital intensive buying options such as customers moving to our cloud, subscription-based licenses, rental and usage-based options. This shift is being addressed by our business transformation strategy and continues to impact our prior period revenue comparisons as some revenue that we would normally recognize in a given period may now be spread over a number of periods. Services revenue decreased 1% in the first nine months of 2017 compared to the prior-year period. The decrease in services was in large part due to the sale of the marketing applications business.

Gross Profit

		% of		% of
In millions	2017	Revenue	2016	Revenue
Product and cloud gross profit	$288	57.1%	$396	59.9%
Service gross profit	428	41.7%	477	46.1%
Total gross profit	$716	46.8%	$873	51.5%
The product and cloud gross profit variance was driven by incremental amortization of $7 million of previously capitalized software development costs partially offset by favorable product and deal mix. During the first nine months of 2017 we had more customers purchasing our IntelliFlex offering rather than our prior 2000 Series appliance, resulting in increased margins. The prior period included a significant low margin hardware only deal.
Service gross profit was negatively impacted by investments that we are making in our consulting business to drive increased consumption of Teradata's products. Service gross profit was also impacted by routine consulting projects where we incurred and expensed certain consulting services costs before we will recognize the corresponding revenue and by lower utilization in the Americas region. Additionally, there was a decrease in maintenance revenue margin due to higher support and parts costs.
Operating Expenses

		% of		% of
In millions	2017	Revenue	2016	Revenue
Selling, general and administrative expenses	$481	31.4%	$505	29.8%
Research and development expenses	230	15.0%	154	9.1%
Impairment of goodwill, acquired intangibles and other assets	—	—%	80	4.7%
Total operating expenses	$711	46.5%	$739	43.5%
The decrease in SG&A expense was primarily due to the exit of the marketing applications business. This was partially offset by transformation associated costs related to the discontinuation of our prior hardware platforms as well as an increase in marketing spend and regional selling expense due to investments in demand creation, primarily in the Americas region. R&D expenses were higher primarily due to the impact from the Company no longer capitalizing certain software development costs as a result of a movement to agile development methodologies. The Company did not capitalize any R&D costs in the first nine months of 2017 compared to $49 million in the prior period. These development costs are now expensed as incurred as R&D expense. The increase in R&D expense is also due to new strategic initiatives around managed and public cloud in the current period.
During the first quarter of 2016, the Company recognized an impairment of goodwill of $57 million and acquired intangible assets of $19 million related to the sale of the marketing applications business. The Company also recorded a $4 million impairment charge related to its corporate plane that was classified as held for sale.
Other Expense, net

In millions	2017	2016
Interest income	$8	$4
Interest expense	(11)	(9)
Other	(1)	1
Other expense, net	$(4)	$(4)
Other expense in the first nine months of 2017 and 2016 is comprised of interest expense on long-term debt partially offset by interest income earned on our cash and cash equivalents.

Provision for Income Taxes
The effective tax rate for the nine months ended September 30, 2017 and 2016 were as follows:

	2017	2016
Effective tax rate	(600.0)%	48.5%
For the nine months ended September 30, 2017, a net $6 million discrete tax benefit was recognized related to a reversal of uncertain tax positions recorded in the third quarter from acquired tax attributes in previous acquisitions, which resulted in a negative tax rate in the period.

For the nine months ended September 30, 2016, the effective tax rate included a discrete tax impact resulting from the $76 million impairment of goodwill and acquired intangibles, of which $57 million is related to non-deductible goodwill and $19 million is related to the impairment of intangibles, for which a tax benefit of $6 million was recorded, as well as a $22 million discrete tax impact from the sale of the marketing applications business recognized in the period. In addition, there was a $2 million favorable tax benefit recognized due to the release of a reserve taken for a previously uncertain tax position.

Revenue and Gross Profit by Operating Segment
The following table presents revenue and operating performance by segment for the nine months ended September 30:

		% of		% of
In millions	2017	Revenue	2016	Revenue
Segment revenue
Americas Data and Analytics	$830	54.2%	$937	55.2%
International Data and Analytics	700	45.8%	690	40.7%
Total Data and Analytics	1,530	100.0%	1,627	95.9%
Marketing Applications	—	—%	69	4.1%
Total segment revenue	$1,530	100%	$1,696	100%
Segment gross profit
Americas Data and Analytics	$482	58.1%	$564	60.2%
International Data and Analytics	304	43.4%	341	49.4%
Total Data and Analytics	786	51.4%	905	55.6%
Marketing Applications	—	—%	34	49.3%
Total segment gross profit	$786	51.4%	$939	55.4%
Americas Data and Analytics: Revenue decreased 11% in the first nine months of 2017 as compared to the first nine months of 2016. As discussed in the future trends section of this MD&A, the revenue decline was driven by our customers' focus on less capital-intensive options like cloud, subscription licenses, rental and usage-based models. The majority of subscription-based transactions signed in the first nine months of 2017 were in the Americas region. Segment gross profit as a percentage of revenues was lower driven by a higher mix of services versus product revenue and a lower services margin rate. Service margins were impacted by investments that we are making in our consulting business to drive increased consumption of Teradata's products and by lower utilization. In addition, service gross profit was also impacted by a decrease in maintenance margin due to higher support and parts costs
International Data and Analytics: Revenue increased 1% in the first nine months of 2017 from the first nine months of 2016, which included a 2% adverse revenue impact from foreign currency fluctuations. The revenue increase was driven by improved revenues in Europe, Middle East and Africa as well as the Asia Pacific region in the first nine months of 2017 as compared to first nine months of 2016. Segment gross profit as a percentage of revenues was down in the first nine months of 2017 driven by investments that we are making in our consulting business to drive increased consumption of Teradata's products as well as an increase in consulting projects where we incurred and expensed certain consulting services costs before we will recognize the corresponding revenue.

Marketing Applications: The marketing applications business was sold on July 1, 2016.

Financial Condition, Liquidity and Capital Resources
Cash provided by operating activities decreased by $93 million in the nine months ended September 30, 2017 compared to the nine months ended September 30, 2016. The decrease in cash provided by operating activities was primarily due to lower net income (adjusted for non-cash items such as depreciation and impairment of goodwill and other assets), which was partially offset by collections of receivables.
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
The table below shows net cash provided by operating activities and capital expenditures for the following periods:

	Nine Months Ended September 30,
In millions	2017	2016
Net cash provided by operating activities	$301	$394
Less:
Expenditures for property and equipment	(59)	(32)
Additions to capitalized software	(7)	(54)
Free cash flow	$235	$308

In the fourth quarter of 2016, the Company began moving towards more frequent releases of its products, which significantly shortens the opportunity to capitalize software development costs. Due to the shorter development cycle and focus on rapid production associated with agile development, the Company does not anticipate capitalizing significant amounts of external use software development costs in future periods due to the relatively short duration between the completion of the working model and the point at which a product is ready for general release. These costs are currently expensed as research and development costs and are included as a component of cash provided by operating activities. This change does not impact the methodology of the free cash flow calculation. Also, during the third quarter of 2017, the Company incurred cash outflows of $9 million due to the payments for the workforce optimization that occurred during the period.

Financing activities and certain other investing activities are not included in our calculation of free cash flow. For the first nine months ended September 30, 2017, other investing activities included $17 million for an immaterial acquisition and $1 million for a release of funds from a previous acquisition. For the first nine months ended September 30, 2016, other investing activities included $16 million for immaterial acquisitions.

Teradata’s financing activities for the nine months ended September 30, 2017 primarily consisted of cash outflows for share repurchases and payments on long-term debt. The prior period also included payments on credit facility borrowings. At September 30, 2017, the Company had $180 million outstanding on the revolving credit facility. The Company purchased 11.5 million shares of its common stock at an average price per share of $30.59 in the nine months ended September 30, 2017 and 2.9 million shares at an average price per share of $23.83 in the nine months ended September 30, 2016 under the two share repurchase programs that were authorized by our Board of Directors. The first program (the “dilution offset program”), allows the Company to repurchase Teradata common stock to the extent of cash received from the exercise of stock options and the Teradata Employee Stock Purchase Plan (“ESPP”) to offset dilution from shares issued pursuant to these plans. As of September 30, 2017, under the Company’s second share repurchase program (the “general share repurchase program”), the Company had $190 million of authorization remaining to repurchase outstanding shares of Teradata common stock. Share repurchases made by the Company are reported on a trade date basis. Our share repurchase activity depends on factors such as our working capital needs, our cash requirements for capital investments, our stock price, and economic and market conditions. During the second quarter of 2017, the Company announced its intention to repurchase up to $300 million additional shares of its stock under the general share repurchase program in the second half of the year. Shares are being purchased with cash from U.S. operations as well as funds provided through Teradata’s revolving credit facility.
Proceeds from the ESPP and the exercise of stock options were $20 million for the nine months ended September 30, 2017 and $28 million for the nine months ended September 30, 2016. These proceeds are included in other financing activities, net in the Condensed Consolidated Statements of Cash Flows (Unaudited).
Our total in cash and cash equivalents held outside the U.S. in various foreign subsidiaries was $1 billion as of September 30, 2017 and $957 million as of December 31, 2016. The remaining balance held in the U.S. was $17 million as of September 30, 2017 and $17 million as of December 31, 2016. Under current tax laws and regulations, if cash and cash equivalents held outside the U.S. are distributed to the U.S. in the form of dividends or otherwise, we would be subject to additional U.S. income taxes (subject to an adjustment for foreign tax credits) and possible foreign withholding taxes. As of September 30, 2017, we have not provided for the U.S. federal tax liability on approximately $1.4 billion of foreign earnings that are considered permanently reinvested outside of the U.S.
Management believes current cash, cash generated from operations and the $220 million available under the Credit Facility will be sufficient to satisfy future working capital, research and development activities, capital expenditures, pension contributions, and other financing requirements for at least the next twelve months. The Company principally holds its cash and cash equivalents in bank deposits and highly-rated money market funds.
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
Long-term Debt. Teradata's term loan is payable in quarterly installments, which commenced on March 31, 2016, with all remaining principal due in March 2020. The outstanding principal amount under the term loan agreement bears interest at a floating rate based upon a negotiated base rate or a Eurodollar rate plus a margin based on the leverage ratio of the Company. As of September 30, 2017, the term loan principal outstanding was $548 million and carried an interest rate of 2.625%. Unamortized deferred issuance costs of approximately $1 million are being amortized over the five-year term of the loan.
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

As of September 30, 2017, the Company had $180 million outstanding under the Credit Facility and carried an interest rate of 4.450%, leaving $220 million in additional borrowing capacity available. Unamortized deferred costs on the original credit facility and new lender fees of approximately $1 million are being amortized over the five-year term of the credit facility. The Company was in compliance with all covenants as of September 30, 2017.
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
In many cases, the accounting treatment of a particular transaction is specifically dictated by GAAP and does not require significant management judgment in its application. There are also areas in which management’s judgment in selecting among available alternatives would not produce a materially different result. The significant accounting policies and estimates that we believe are the most critical to aid in fully understanding and evaluating our reported financial results are discussed in the 2016 Annual Report. Teradata’s senior management has reviewed these critical accounting policies and related disclosures and determined that there were no significant changes in our critical accounting policies in the nine months ended September 30, 2017.
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
Based on their evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective to provide reasonable assurance as of September 30, 2017.

Changes in Internal Control over Financial Reporting
There have been no changes in our internal control over financial reporting that occurred during the last fiscal quarter ended September 30, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
Purchase of Company Common Stock
During the third quarter of 2017, the Company executed purchases of 6,346,980 shares of its common stock at an average price per share of $31.55 under the two share repurchase programs that were authorized by our Board of Directors. The first program (the “dilution offset program”), allows the Company to repurchase Teradata common stock to the extent of cash received from the exercise of stock options and the Teradata Employee Stock Purchase Plan (“ESPP”) to offset dilution from shares issued pursuant to these plans. As of September 30, 2017, under the Company’s second share repurchase program (the “general share repurchase program”), the Company had $190 million of authorization remaining to repurchase outstanding shares of Teradata common stock. Share repurchases made by the Company are reported on a trade date basis.

On July 27, 2017, the Company announced its intention to repurchase up to $300 million additional shares of its stock under the general share repurchase program, in the second half of the year. From July 1, 2017 through November 6, 2017, the Company repurchased $200 million in shares. As of November 6, 2017 the Company had approximately $190 million of share repurchase authorization remaining.
Section 16 officers occasionally sell vested shares of restricted stock to the Company at the current market price to cover their withholding taxes. For the nine months ended September 30, 2017, the total of these purchases was 30,880 shares at an average price of $32.04 per share.
The following table provides information relating to the Company’s share repurchase programs for the nine months ended September 30, 2017:

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Dilution Offset Program	Total Number of Shares Purchased as Part of Publicly Announced General Share Repurchase Program	Maximum Dollar Value that May Yet Be Purchased Under the Dilution Offset Program	Maximum Dollar Value that May Yet Be Purchased Under the General Share Repurchase Program
Month
First Quarter Total	1,386,710	$31.21	536,710	850,000	$4,285,712	$485,012,249
Second Quarter Total	3,747,388	$28.74	150,000	3,597,388	$4,143,214	$381,678,537
July 2017	550,000	$31.54	—	550,000	$8,233,812	$364,330,122
August 2017	3,890,295	$31.32	281,500	3,608,795	$1,564,954	$251,175,809
September 2017	1,906,685	$32.03	—	1,906,685	$6,717,747	$190,109,377
Third Quarter Total	6,346,980	$31.55	281,500	6,065,480	$6,717,747	$190,109,377

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

3.2	Amended and Restated By-Laws of Teradata Corporation, as amended and restated on July 26, 2016 (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K dated August 1, 2016).

4.1	Common Stock Certificate of Teradata Corporation (incorporated by reference to Exhibit 4.1 to the Quarterly Report on Form 10-Q dated November 13, 2007 (SEC file number 001-33458)).

10.1	Fourth Amendment to Revolving Credit Agreement dated as of July 25, 2017 (incorporated by reference to Exhibit 10.3 to the Quarterly report on Form 10-Q dated August 4, 2017).

10.2	Fourth Amendment to Term Loan Agreement dated as of July 25, 2017 (incorporated by reference to Exhibit 10.4 to the Quarterly report on Form 10-Q dated August 4, 2017).

31.1	Certification pursuant to Rule 13a-14(a), dated November 6, 2017.

31.2	Certification pursuant to Rule 13a-14(a), dated November 6, 2017.

32	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated November 6, 2017.

101
Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Condensed Consolidated Statements of Income for the three and nine month period ended September 30, 2017 and 2016, (ii) the Condensed Consolidated Statements of Comprehensive Income for the three and nine month period ended September 30, 2017 and 2016, (iii) the Condensed Consolidated Balance Sheets at September 30, 2017 and December 31, 2016, (iv) the Condensed Consolidated Statements of Cash Flows for the nine month periods ended September 30, 2017 and 2016 and (v) the notes to the Condensed Consolidated Financial Statements.

* Management contracts or compensatory plans, contracts or arrangements.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TERADATA CORPORATION

Date: November 6, 2017	By:	/s/ Stephen M. Scheppmann
Stephen M. Scheppmann Executive Vice President and Chief Financial Officer