Form 10-K
period 2017-12-31
TERADATA CORP /DE/
filed 2018-02-23
CIK 816761

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2017
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes   ☐    No  ☒
The aggregate market value of voting stock held by non-affiliates of the registrant as of June 30, 2017, was approximately $3.7 billion.
At January 31, 2018, there were approximately 122.0 million shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Part III:
Portions of the registrant’s Notice of Annual Meeting of Stockholders and Proxy Statement, to be filed with the Securities and Exchange Commission pursuant to Regulation 14A within 120 days after registrant’s fiscal year end of December 31, 2017 are incorporated herein by reference.

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

•
Fluctuations in our operating results, timing of transactions, unanticipated delays or accelerations in our sales cycles and the difficulty of accurately estimating revenues, particularly the pace and extent to which customers shift from perpetual licenses to subscription-based licenses;

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
Item 1. BUSINESS
Overview. Teradata Corporation ("we," "us," "Teradata," or the "Company") is a global leader in analytic data solutions and services. Our analytic data solutions comprise software, hardware, and related business consulting and support services for analytics across a company’s entire analytical ecosystem. We help customers access and manage data and use analytics to extract business value and insight from their data. We work with our customers enabling them to leverage data and analytics to drive business outcomes such as, but not limited to:

•	Improving a customer’s experience through understanding behavioral patterns,

•	Driving financial transformation with accurate and timely data, and

•	Creating more efficient utilization of assets through machine learning of sensor data.
Our consulting services include a broad range of offerings, including consulting to help organizations establish an analytic vision, to enable an analytical ecosystem architecture and to ensure value delivery of their analytical infrastructure, among other things. We do this through flexible deployment options, including the Teradata Cloud and public clouds, as well as on-premises on Teradata hardware or commodity hardware.
We serve customers around the world across a broad set of industries with offerings for the world’s largest analytic data opportunities. Teradata operates from numerous locations within the United States ("U.S.") with the primary locations being Rancho Bernardo (San Diego), California, Dayton, Ohio; and Johns Creek (Atlanta), Georgia. In addition, we have sales, services, research and development, and administrative offices located in 44 countries.
For the full year ended December 31, 2017, we had total revenues of $2.156 billion, of which approximately 55% was derived from the Americas Data and Analytics segment and 45% from the International Data and Analytics segment. For financial information about these segments and geographic information, see “Note 11—Segment, Other Supplemental Information and Concentrations” in the Notes to Consolidated Financial Statements elsewhere in this Annual Report.
History. Teradata started in a garage in Brentwood California and was incorporated in 1979 as a Delaware corporation, driven by the need for robust computing power to harness the value of aggregated data. In 1984, Teradata established a massively parallel relational database management system that enabled companies to easily scale their data management needs, revolutionizing data analysis for customers. In 1991, Teradata was acquired and operated as a division of another company until it was spun off as an independent, publicly-traded company, Teradata Corporation (NYSE: TDC) on September 30, 2007.
Industry and Market Opportunity. Our view is that analytics is and will continue to be a management priority for leading companies. We believe Teradata’s strategy positions us to address a large market opportunity within the multi-billion dollar and growing data management and analytics markets. Organizations are going through a digital transformation and data and analytics are at the core of this evolution, and we believe that companies need help leveraging analytics and data to deliver high-impact business outcomes. We also believe that companies need help in designing and implementing the right analytical ecosystem for their needs. We have tailored Teradata's offerings to meet these needs and to help companies navigate the multitude of ecosystem options, as well as various alternatives for deployment.
Our Strategy. Teradata’s strategy is based around our core belief that analytics and data unleash the potential of great companies allowing them to make better and faster decisions and attain competitive advantage. We empower companies to achieve high-impact business outcomes through analytics at scale on an agile data foundation. With our focus to lead with business outcomes and a consultative approach, our goal is to serve as a trusted advisor to both the business and technical leaders in our customers’ organizations. Our business analytics solutions and technology are ideally suited for the world’s largest companies that have the largest and most complex analytics challenges, where scale and performance of such solutions matter.
Our strategy is to provide a differentiated set of offerings to this target market through a portfolio of data and analytics solutions, including the following:

•
Teradata IntelliCloudTM: Through this "as-a-service" offering, we manage the software and infrastructure for our customers, so they can focus on successful business outcomes. This includes management of performance, security, availability and operations all delivered with a "pay-as-you-go" price model. Teradata's IntelliCloud can be deployed on-premises, in private clouds as well as in public clouds;

•
Teradata Analytics Platform: Our market-leading integrated data warehouse engine has evolved to include access to the best analytic functions and leading analytic engines, leveraging preferred tools and languages against multiple data types integrated at scale;

•
Business Analytics Consulting and Solutions: By engaging with business users through solution-based selling that leverages analytic consulting, our customers can realize high-value business outcomes; and

•	Ecosystem Architecture Consulting: Our best-in-class architecture consulting expertise helps customers build optimized analytical ecosystems, leveraging both open source and commercial solutions.

A foundational element of the Teradata strategy is Teradata Everywhere™ which brings together our expanded offerings across cloud and on-premises deployments with a flexible pricing and licensing model to de-risk customer purchase decisions enabling customers to move forward with confidence knowing their investments are protected no matter where or how they deploy in the future.
Through Teradata Everywhere, customers can:

•	Analyze Anything - enables analytic users throughout the organization to use their preferred analytic tools and engines across data sources, at scale;

•	Deploy Anywhere - provides analytic processing in the Teradata Cloud, in public clouds, as well as on-premises, providing flexibility to change as business needs evolve;

•	Buy Any Way - allows companies to purchase our software on a subscription-basis as well as on a perpetual basis at different price points; and

•	Move Anytime - includes software license portability that provides flexibility to run analytics and move their software as needed across deployment options, such as moving from on-premises to cloud.
In support of our strategy, we continue to optimize our go-to-market and sales approach to improve effectiveness in demand creation and address new and expanded market opportunities, such as with our consultative business solutions and cloud offerings. We will continue investing in partnerships to increase the number of solutions available on Teradata software, maximize customer value, and increase our market coverage.
We believe our consultative business outcome-led approach and our portfolio of offerings that provide customers choice in how they procure and deploy analytics will best position us to be our customers’ trusted advisor and partner of choice for architecting, implementing, and managing their analytic environments.
Our long-term strategic objectives are to:

•	Deliver business outcomes for our customers through analytics at scale, by

•	Focusing on companies with the largest analytic opportunities, by

•	Offering market-leading technology, that is enabled by a

•	World-class go-to-market sales, consulting and support team, with the goal of

•	Generating recurring revenue, earnings, and cash flow growth.
Customers. Teradata is focused on both business users and technology buyers at the 500 companies with the largest analytic opportunities. We believe that not only does this segment of the market have the most challenging needs where scale and performance matter, but also where Teradata provides the most business value to the customer. We plan to grow revenue in this market segment by expanding our existing customers' analytical ecosystems as well as adding new customers. We believe that key differentiators for Teradata in this segment include:

•	Proven experience in delivering business outcomes which require complex analytics at scale;

•	Real-world expertise developing and deploying analytical platforms and ecosystems; and

•	Leading enterprise-class deployments at large scale.
We are focused on a broad set of industries, including communications, ecommerce, financial services, government, gaming, healthcare, insurance, manufacturing, media and entertainment, oil and gas, retail, travel and transportation, and utilities. These industries provide a good fit for our analytics solutions and services, as they tend to have the greatest analytic potential, with large and growing data volumes and expanding sources of data, complex data management requirements, or large and varied groups of users.
The extent to which any given customer contributes to our revenues generally varies significantly from year to year and quarter to quarter. Historically, a customer with a large order in one period generated additional revenue for Teradata in subsequent periods as we provide support services and additional capacity as their analytical ecosystem evolves and grows to meet their business requirements. Moreover, Teradata’s revenue can vary considerably from period to period given the different growth and purchasing patterns of our existing customers’ analytical environments as well as the variable timing of new customer orders. Due to the size and complexity of these transactions (purchases), the sales cycle for a new analytic solution is often long (typically more than a year). Historically, our results in any quarter have generally been dependent on our ability to generate a relatively small number of large orders for that quarter. However, we are actively converting customers from perpetual to subscription-based purchasing options, which will result in more ratable revenue recognition and will likely increase the predictability of our revenue.

Seasonality. Historically our sales are seasonal, in line with capital spending patterns of our customers, with lower revenue typically in the first quarter and higher revenue generally in the fourth quarter of each calendar year. Such seasonality causes our working capital cash flow requirements to vary from quarter to quarter depending on the variability in the volume, timing and mix of product sales. Typically, cash provided by operating activities is higher in the first half of the year due to collections of the higher receivable balances at December 31 and receipts from annual renewals of our maintenance support agreements. In addition, revenue in the third month of each quarter has historically been significantly higher than in the first and second months. However, we are actively converting customers from perpetual to subscription-based purchasing options, which will likely increase the predictability of our revenue and will over time reduce the seasonal variability. These factors, among others as more fully described in Item 1A, Risk Factors, elsewhere in this Annual Report, make forecasting more difficult and may adversely affect our ability to accurately predict financial results.
Backlog. Our backlog was approximately $1.6 billion at December 31, 2017 and $1.1 billion at December 31, 2016. Approximately $1.1 billion of the backlog at December 31, 2017 is expected to be recognized as revenue in 2018. Backlog includes firm contracts for which work has not been performed or goods have not been delivered. Backlog includes $499 million at December 31, 2017 and $383 million at December 31, 2016 for backlog that that has been invoiced and therefore is included in deferred revenue. Although we believe that the contract value included in backlog is firm, some contracts may include general cancellation for convenience terms that the Company is contractually obligated to perform unless the customer notifies Teradata. Customers typically do not cancel before the end of the contractual term and historically Teradata has seen very little churn in its customer base. Further, we have a historically large portion of our business each quarter generated by orders that are sold and fulfilled within the same reporting period. Therefore, the amount of backlog may not be a meaningful indicator of future results.
Sales, Marketing and Partners
Sales and Marketing. We primarily sell and market our solutions and services through a direct sales force, and have aligned our sales teams to best address the 500 largest analytic opportunities globally. We have approximately 80% of our employees in customer-facing and/or revenue driving roles (including sales, consulting and customer service, and product engineering).
We support our sales force with marketing and training programs which are designed to:

•	Grow awareness, highlighting our technology leadership, differentiation and consulting expertise;

•	Create demand for our products and services;

•	Educate the sales force to build skills and knowledge; and,

•	Provide a robust set of tools for use by our direct sales force.
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
Strategic Partnerships. We seek to leverage our sales and marketing reach by partnering with leading global and regional systems integrators, independent software vendors, open source software distributors, consultants, and universities which we believe complement our analytic offerings. Strategic partnerships are a key factor in our ability to leverage the value and expand the scope of our analytic offerings in the marketplace.

•
Alliance Partners: Our partner program is focused on working collaboratively with independent software vendors in several areas, including tools, data and application integration solutions, data mining, analytics, business intelligence, specific analytic and industry solutions. Our goal is to provide choices to our customers with partner offerings that are optimized and certified to deliver end-to-end analytic and data solutions, and fit within the customer’s analytic environment.

•
Systems Integrators: In some cases, we also work with a range of systems integrators and consultants that engage in the design, implementation and integration of analytic solutions and analytic applications for our joint clients. Our strategic partnerships with select global consulting and systems integration firms provide broad industry and technology expertise in the design of business solutions that leverage Teradata technology to enable enterprise analytics.

Competition. We compete in a large and growing market that is attractive to both current and new competitors. Our competition includes new analytics services companies, cloud vendors and open source providers, as well as large traditional competitors, such as IBM, SAP and Oracle. We believe our focus on business outcomes and proven success will enable us to successfully compete with the largest analytic opportunities in the market. Our software is highly differentiated and delivers significant value at scale. This coupled with our ability to deploy across cloud and on-premises options, with flexible purchasing and licensing options, provides our customers the ability to de-risk their buying decisions. Our proven consulting capabilities delivers value to our customers to enable them to be successful in their markets. We believe that our technology, flexibility and consulting will collectively enable us to continue to compete successfully. For more information, see Item 1A, Risk Factors, elsewhere in this Annual Report.
Key factors used to evaluate competitors in these markets include: data and analytics experience; business outcome delivery; hybrid cloud offerings and experience; customer references; technology leadership; product quality; performance, scalability, availability and manageability; support and consulting services capabilities; management of technologies in a complex analytical ecosystem; industry knowledge; and total cost of ownership. We believe we have a competitive advantage in providing complete, integrated, and optimized analytic data platforms and analytic services that address customers’ business, technical and architecture requirements. Our differentiation is especially strong with customers that have mission critical, complex, large scale environments and requirements.
Research and Development ("R&D"). We remain focused on designing and developing data and analytic technologies that anticipate our customers' evolving needs. As we seek improvements in our products and services, we also consider our customers' current, as well as future needs as we design our new technology so that new generations of the Teradata software and platform technology are compatible with prior generations of our technology. We believe our extensive R&D workforce is one of our core strengths. Our global R&D team is located in multiple facilities around the world to take advantage of global engineering talent. We anticipate that we will continue to have significant R&D expenditures, which may include complementary strategic acquisitions, to help support the flow of innovative, high-quality products, cloud-based offerings, services and applications, which is vital to our leading competitive position. For information regarding the accounting and costs included in R&D activities see “Note 1-Description of Business, Basis of Presentation and Significant Accounting Policies” in the Notes to Consolidated Financial Statements elsewhere in this Annual Report.
Intellectual Property and Technology. The Company owns 684 patents in the U.S. and 38 patents in foreign countries. The foreign patents are generally counterparts of the Company’s U.S. patents. Many of the patents that we own are licensed to others, and we are licensed to use certain patents owned by others. While our portfolio of patents and patent applications in aggregate is of significant value to our Company, we do not believe that any individual patent is by itself of material importance to our business.
In addition, the Company owns copyrights and trade secrets in its vast code base which makes up all of the Teradata software products including analytic data platforms and analytic applications. Teradata’s software products reflect the investment of hundreds of person-years of development work.
The source code versions of our products are protected as trade secrets and, in all major markets, as unpublished copyright works. We also take great efforts to protect our rights in all software products and related intellectual property; however, there can be no assurance that these measures will be successful. The Company owns the Teradata® and Aster® trademarks, which are registered in the U.S. and in many foreign countries, as well as other trade names, service marks, and trademarks.
Sources of Materials. Our hardware components are assembled and configured by Flex Ltd. (“Flex”). Our platform line is designed to leverage the components from industry leaders. Our data storage devices and memory components utilize industry-standard technologies but are selected and configured to work optimally with our software and hardware platform. Flex also procures a wide variety of components used in the assembly process on our behalf. Although many of these components are available from multiple sources, Teradata utilizes preferred supplier relationships to better ensure more consistent quality, cost and delivery. Typically, these preferred suppliers maintain alternative processes and/or facilities to ensure business continuity of supply. Given our strategy to outsource product assembly activities to Flex and to source certain components from single suppliers, a disruption in production at Flex or at a supplier, or a global shortage of components, could impact the timing or profitability of customer shipments. In addition, a significant change in the forecasts to any of these preferred suppliers could result in purchase obligations for components that may be in excess of demand.
Employees. As of December 31, 2017, we had approximately 10,615 employees globally. We believe that our future success will depend, in part, on our ability to continue to attract, hire and retain skilled and experienced personnel.
Properties and Facilities. Our corporate headquarters is currently located in Dayton, Ohio, although our Rancho Bernardo (San Diego), California and Johns Creek (Atlanta), Georgia facilities are also primary locations (within the U.S.). As of December 31, 2017, we operated 112 facilities in 44 countries throughout the world. We own our Rancho Bernardo complex, while all other facilities are leased.
Executive Officers of the Registrant. The following table and biographies sets forth information as of February 23, 2018 regarding the individuals who are serving as our executive officers.

Name	Age	Position(s)
Victor Lund	70	President and Chief Executive Officer
Mark Culhane	58	Executive Vice President and Chief Financial Officer
Dan Harrington	54	Executive Vice President, Customer Support and Services
Laura Nyquist	64	General Counsel and Secretary
Oliver Ratzesberger	47	Chief Operating Officer
Eric Tom	60	Executive Vice President and Chief Revenue Officer
Suzanne Zoumaras	54	Executive Vice President and Chief Human Resources Officer
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
Mark Culhane. Mark Culhane is the Executive Vice President and Chief Financial Officer and has served in this role since joining Teradata in November 2017. He served as the Chief Financial Officer for Lithium Technologies from 2012 to 2016 and as Executive Vice President and Chief Financial Officer at DemandTec from 2001 to 2012. He currently serves on the board of directors of Callidus Software, Inc., a cloud software company and global leader in sales performance management software, where he is the chair of the Audit Committee and on the board of directors of a private cloud-based software company, UserZoom, Inc. From 2016 until November 2017, Mr. Culhane ran Culhane Advisory Services which provided management consulting to several venture and private-equity-backed cloud software companies on go-to-market and financial strategies, financial reporting, supporting and scaling companies for growth, as well as operating as a public company and corporate governance.
Dan Harrington. Dan Harrington is the Executive Vice President, Customer Support and Services, and has served as head of Teradata’s global services organization, including both consulting and support services since 2012, with added responsibility for the international sales region on an interim basis from June 2015 until August 2016. Previously, Mr. Harrington served as Executive Vice President, Technology and Support Services of Teradata from 2007 to 2012. He served as Vice President, Customer Services, Teradata Division of NCR Corporation, from 2005 until 2007. From 1999 to 2004, he was Vice President, Northern Europe, Teradata Division with responsibility for Europe sales. Mr. Harrington joined NCR in 1985 and held a number of positions of increasing responsibility in the areas of sales, marketing and product management.

Laura Nyquist. Laura Nyquist is the General Counsel and Secretary of Teradata and has served in this role since joining Teradata in 2007. Ms. Nyquist also had responsibilities for the Company’s human resources organization on an interim basis from May to October 2016. Prior to joining Teradata, Ms. Nyquist held a number of senior management roles at NCR after joining that company in 1986, including Deputy General Counsel and Chief Counsel of NCR’s financial and retail solutions businesses from 2006 to 2007, Chief Counsel, Financial Solutions Division from 2004 to 2006, and Vice President, Corporate Affairs, and Secretary to the NCR Board of Directors from 1999 to 2004.
Oliver Ratzesberger. Oliver Ratzesberger serves as the Chief Operating Officer of Teradata with responsibility for the Company’s operations and strategies for go-to-market, product development and innovation, marketing, and customer support and services. From August 2016 to February 4, 2018, he served as the Executive Vice President and Chief Product Officer with responsibility for the research and development of the Company’s data and analytics solutions. Previously, from June 2015 to August 2016, he was President, Teradata Labs and, from 2013 to June 2015, led the software teams for Teradata Labs. Before joining Teradata, Mr. Ratzesberger served as Vice President, Information Analytics and Innovation at Sears Holdings Corporation from 2011 until 2013. Prior to that, from 2004 until 2011, he was Senior Director, Analytics Platform at eBay, Inc. where he was responsible for their data warehouse and big data platforms. Before joining eBay, Mr. Ratzesberger worked for both Fortune 500 and early-stage companies, holding positions of increasing responsibility in software development and information technology.
Eric Tom. Eric Tom has served as the Company’s Executive Vice President and Chief Revenue Officer since joining Teradata in November 2017. Previously, he served as the Executive Vice President, Global Sales, for International Game Technology from 2012 to 2015, and prior to that held a number of senior management positions including Executive Vice President, North America Sales and Global Services from 2011 to 2012, Chief Operating Officer from 2010 to 2011, and Executive Vice President, North American Sales and Global Marketing from 2009 to 2010. Since 2015, Mr. Tom has served as a business advisor for various start-up companies.
Suzanne Zoumaras. Suzanne Zoumaras is Teradata’s Executive Vice President and Chief Human Resources Officer and has served in this role since joining Teradata in October 2016. Ms. Zoumaras is responsible for the Company’s human capital organization and strategies, including talent acquisition and talent development, rewards and recognition, HR technology, employee engagement and retention, employee communications, and global learning. Most recently, from 2015 until its sale in May 2016, Ms. Zoumaras served as Senior Vice President, Global Human Resources at Atmel Corporation, a $1.2 billion, San Jose, CA-based public company and a leader in the design and manufacture of semiconductors at the center of the Internet of Things. Prior to that, from 2007 to 2015, Ms. Zoumaras was the Senior Vice President, Global Human Resources at Entropic Communications, Inc., a fabless semiconductor company that designed, developed and marketed semiconductor solutions for the connected home. Previously, Ms. Zoumaras held management positions in human resources at several public and private technology and life science companies.
There are no family relationships between any of the executive officers or directors of Teradata.
There are no contractual obligations regarding the election of our executive officers or directors.
Information. Teradata makes available through its website, free of charge, its Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, and Current Reports on Form 8-K, and all amendments to such reports, as soon as reasonably practicable after these reports are electronically filed or furnished to the U.S. Securities and Exchange Commission (“SEC”) pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 (the “Exchange Act”). These reports and other information are also available, free of charge, at www.sec.gov. Alternatively, the public may read and copy any materials we file with the SEC at the SEC’s Public Reference Room at 100 F Street, N.E., Washington, D.C. 20549. Information on the operation of the Public Reference Room may be obtained by calling the SEC at 1-800-SEC-0330. Teradata will furnish, without charge to a security holder upon written request, the Notice of Meeting and Proxy Statement for the 2017 Annual Meeting of Stockholders. Teradata will furnish the Code of Conduct and any other exhibit at cost (the Code of Conduct is also available through Teradata’s website at http://www.teradata.com/code-of-conduct/). Document requests are available by calling or writing to:

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
If any of the following risks and uncertainties develops into actual events or occurrences, these events could have a material adverse effect on our business, financial condition or results of operations. In such case, the trading price of our common stock could decline.
Business Transformation - The failure to realize the anticipated benefits of our business transformation plan and execution of our new strategy including transition to new business focus areas and delivery models, revenue streams, sales structures, and talent management restructuring, and cost rationalization initiatives could adversely impact our business and financial results.
The successful implementation of our business transformation plan to evolve with the market in selling data analytics that enable business outcome-led solutions and change our deployment models presents significant organizational and infrastructure challenges. We may not be able to implement and realize the anticipated benefits from our transformation plan. Events and circumstances, such as financial or unforeseen difficulties, delays and unexpected costs, may occur that could result in our not realizing desired outcomes. Any failure to implement the transformation of the Company in accordance with our expectations could have a material adverse effect on our financial results. Even if the anticipated benefits and savings are substantially realized, there may be consequences, internal control issues, or business impacts that were not expected. Additionally, as a result of our restructuring efforts in connection with our business transformation plan, we may experience a loss of continuity, loss of accumulated knowledge or loss of efficiency during transitional periods. Reorganization and restructuring can require a significant amount of management and other employees' time and focus, which may divert attention from operating activities and growing our business. If we fail to achieve some or all of the expected benefits of these activities, it could have a material adverse effect on our competitive position, business, financial condition, results of operations and cash flows.
As part of our transformation strategy, the Company has released new offerings and new purchase and deployment options, such as software-only, software-as-a-service, and cloud offerings that are based on a subscription pricing model. As a result, during this transformation, our business is shifting from traditional, perpetual pricing and revenue to a subscription-based model in which less revenue is recognized upfront at the time the customer enters into a transaction. The pace and extent to which customers will purchase our products on a subscription basis is unknown and impacts our results of operations. In addition, it is uncertain whether these new offerings and deployment models will prove successful or whether we will be able to develop the necessary business models, infrastructure and systems to support the business. This includes having or hiring the right talent to execute our business strategy. Market acceptance of new product and service offerings will be dependent in part on our ability to include functionality and usability that address customer requirements, and optimally price our products and services to meet customer demand and cover our costs. Our go-to-market strategy also must adjust to customers' changing buying preferences, as well as our new purchase and deployment options, and there can be no assurance that our new go-to-market plans will adequately and completely address such preferences. New product and services offerings may increase our risk of liability and cause us to incur significant technical, legal or other costs. For example, with our cloud-based offerings, market acceptance is affected by a variety of factors, including information security, reliability, performance, the sufficiency of technological infrastructure to support our products and services in certain geographies, customer concerns with entrusting a third party to store and manage its data as well as the customer's ability to access this data once a contract has expired, and consumer concerns regarding data privacy and the enactment of laws or regulations that restrict our ability to provide such services to customers. If we are unable to correctly respond to these issues, our business could be harmed. Additionally, the investments we are making in our consulting business, may not result in additional service revenue or improved sales, as expected, resulting in short term margin erosion as well as lower long term returns on investments.
Competition - The IT industry is intensely competitive and evolving, and competitive pressures could adversely affect our pricing practices or demand for our products and services.
We operate in the intensely competitive IT industry, which is characterized by rapidly changing technology, evolving industry standards and models for consuming and delivering business and IT services, frequent new product introductions, and frequent price and cost reductions. In general, as a participant in the analytic data solutions market, we face:

•	Changes in customer IT spending preferences and other shifts in market demands, which drive changes in the Company's competition;

•	Continued pressure on price/performance for analytic data platform solutions due to constant technology improvements in processor capacity and speed;

•	Changes in pricing, marketing and product strategies, such as potential aggressive price discounting and the use of different pricing models by our competitors;

•	Rapid changes in computing technology and capabilities that challenge our ability to maintain differentiation at the lower range of business intelligence analytic functions;

•	New and emerging analytic data technologies, competitors, and business models;

•	Continued emergence of open source software that often rivals current technology offerings at a much lower cost despite its limited functionality;

•	Rapid changes in product delivery models, such as on-premises solutions versus cloud solutions;

•	Changing competitive requirements and deliverables in developing and emerging markets; and

•	Continuing trend toward consolidation of companies, which could adversely affect our ability to compete, including if our key partners merge or partner with our competitors.
To compete successfully in this environment, we must rapidly and continually design, develop and market solutions and related products and services that are valued in the marketplace. To do this, we must react on a timely basis to shifts in market demands. Our market position depends on our ability to continually improve the delivery models and price/performance of our solutions, while maintaining efficient operations to sustain our competitive operating margins. We must also maintain the quality of our products and services throughout these shifts in market demand. If we are unable to react quickly when and as needed to improve the value of our product offerings our operating results could be negatively impacted.
Our competitors include certain larger companies, such as IBM, Oracle, SAP, and Amazon, which are well-capitalized companies with widespread distribution, brand recognition and penetration of platforms and service offerings. The significant purchasing and market power of these larger competitors, which have greater financial resources than we do, could allow them to surpass our market penetration and marketing efforts to promote and sell their products and services. In addition, many other companies participate in specific areas of our business, such as enterprise applications, analytic data platforms and business intelligence software. In some cases, we may partner with a company in one area of our business and compete with them in another. The status of our business relationships with these companies can influence our ability to compete for analytic data solutions opportunities in such areas. We also expect additional competition from both established and emerging companies. Failure to compete successfully with new or existing competitors in these and other areas could have a material adverse impact on our ability to generate additional revenues or sustain existing revenue levels.
Information Systems and Security - A breach of security, disruption or failure of our information systems or those of our third party providers could adversely impact our business and financial results.

Our operations are dependent on our ability to protect our computer equipment and the information stored in our databases (and the computer equipment and database information of certain suppliers and other third parties) from damage by, among other things, earthquake, fire, natural disaster, cyber-attacks, power loss, telecommunications failures, unauthorized intrusions, malicious or unintended insider actions that cause loss of data or loss of systems, including phishing schemes, and other events. Despite our contingency planning, events of this nature may still result in system failures and other interruptions in our operations, which could have a material adverse effect on our business, financial condition or results of operations.
We generally operate pursuant to a business-to-business model, such that our customers buy or lease hardware systems used in connection with our solutions and the customers deploy and operate those solutions. With respect to these kinds of customer on-premises solutions, the customer, directly or through its selected services providers, manages all aspects of the data controls and security with respect to any confidential, private or otherwise sensitive information stored or processed through these solutions, including any personally identifiable data or information - such as non-public data regarding our customers’ employees, customer’s customers, consumers, data subjects, individuals’ identities, individual financial accounts and health information regulated by the Health Insurance Portability and Accountability Act of 1996. However, some of our services, including our software-as-a-service or cloud offerings, may require us to deploy or operate solutions for our customers, directly or through the use of third party services providers, either on-premises at customer-selected data center facilities or at third-party-hosted data center facilities selected by us. With respect to these kinds of cloud and new solution deployment options and operations, we and such service providers have increased roles, responsibilities and risk exposures regarding some or all aspects of the data controls and security with respect to any confidential, private or otherwise sensitive information stored or processed through these solutions on our systems or those of selected third-party providers. If unauthorized access to or use of such information or systems occurs, despite data security measures and third party commitments to protect them, our results of operation, reputation, and relationships with our customers could be adversely impacted.
Additionally, experienced computer programmers, Nation State Sponsored Advanced Persistent Code (“NSSAPC”) attackers (from countries such as Iran, China and certain European Eastern Bloc countries) and hackers may be able to penetrate our network security or that of our third party providers and misappropriate or compromise our intellectual property or other confidential information or that of our customers, create system disruptions or cause shutdowns. Computer programmers and hackers also may be able to develop and deploy viruses, worms, and other malicious software programs that attack our products or otherwise exploit any security vulnerabilities of our products. In addition, phishing-scheme-perpetrators may be able to lure employees or contractors into providing such perpetrators with information that may enable them to avoid some of our network security controls or those of third-party providers which could result in system disruptions or a loss of confidential and proprietary information.
We have reason to believe that at least one attempted NSSAPC cyber-attack occurred against our systems in 2012, although we do not believe that it was successful or that there was any adverse impact to the Company in connection with the incident. Despite the fact that our preventative and remediation tools and actions may have mitigated or preempted this attack, we have since taken additional steps designed to further improve the security of our networks and computer systems; however, there can be no assurance that our defensive measures will be adequate to prevent them in the future. Also, like many other companies, our workstations are regularly subject to penetration attempts and malicious threats by hackers and our employees and contractors are regularly subject to phishing attempts by phishing-scheme-perpetrators. Despite our defensive measures, we may not always be able to detect, mitigate or preempt them all. Breaches of security and disruptions of our information systems have not historically had a material impact on our results of operations and we have no reason to believe that attempts by hackers and phishing-scheme-perpetrators such as those described above have negatively impacted our IT infrastructure, operations, confidential information or intellectual property. However, there is risk that these types of activities will recur and persist, that one or more of them may be successful in the future, that one or more of them may have been or will be successful but not detected, prevented, remediated or mitigated by us, and the costs to us to eliminate, detect, prevent, remediate, mitigate or alleviate cyber or other security problems, viruses, worms, malicious software programs, phishing schemes and security vulnerabilities could be significant, and our efforts to address these problems may not be successful and could adversely impact our future results of operations.

Operating Result and Stock Price Fluctuations - Our financial results are subject to fluctuations caused by many factors that could result in our failing to achieve anticipated financial results and adversely affect our stock price.
Our quarterly and annual financial results have varied in the past and are likely to continue to vary in the future due to a number of factors, many of which are beyond our control. In particular, our results have historically been subject to seasonal buying patterns and the timing of transactions in a particular quarter. For example, if transactions that we expect to close by the end of a quarter are not closed until a later date, our revenue and/or net income for that quarter could be substantially below expectations, especially given the large size of our transactions. Although our business is shifting to more subscription-based transactions, it is difficult to predict the pace at which we expect to move to a subscription-based model and we could still see a large portion of our revenues recognized on a perpetual, upfront basis. These and any one or more of the factors listed below or other factors could cause us not to achieve our revenue or profitability expectations. The resulting failure to meet market expectations could cause a decrease in our stock price. These factors include the risks discussed elsewhere in this section and the following:

•	The speed at which customers move to our subscription-based offerings.

•	Downturns in our customers’ businesses, in the domestic economy or in international economies where our customers do substantial business;

•	Changes in demand for our products and services, including changes in growth rates in the analytic data solutions market;

•	The size, timing and contractual terms of large orders for our products and services, which may impact in particular our quarterly operating results (either positively or negatively);

•	Possible delays in our ability to recognize revenue as the result of contract terms;

•	The budgeting cycles of our customers and potential customers;

•	Changes in pricing policies resulting from competitive pressures, such as aggressive price discounting by our competitors, new pricing strategies, or other factors;

•	Changes in how customers prefer to purchase analytical solutions;

•	Our ability to develop, and introduce on a timely basis, new or enhanced versions of our products and services;

•	Changes in the mix of pre-tax earnings attributable to domestic versus international sales;

•	Future acquisitions and divestitures of technologies, products and businesses;

•	Unexpected needs for capital expenditures or other unanticipated expenses; and

•
Changes in certain assumptions, estimates and judgments of management (which are required in connection with the preparation of the Company’s financial statements) that could affect the reported amounts of assets, liabilities, revenues, costs, expenses and the related disclosure of contingent liabilities.

In addition, fluctuations in seasonal buying patterns can result in lower revenue in the first quarter and higher revenue in the fourth quarter of each year which also causes our working capital cash flow requirements to vary from quarter to quarter depending on the variability in the volume, timing and mix of product sales. Furthermore, revenue in the third month of each quarter has historically been significantly higher than in the first and second months, which further impacts our ability to predict financial results accurately and enhances the enterprise risks inherent in our business. These and other factors make forecasting more difficult and may adversely affect our ability to predict financial results accurately.
All of the above risk factors could negatively impact our revenue or earnings and cause our stock price to decline. Additionally, our results may fail to meet or exceed the expectations of securities analysts and investors, or such analysts may change their recommendation regarding our stock, which could cause our stock price to decline. Our stock price has been, and may continue to be, volatile, which may make it harder for our stockholders to sell their shares at a time or a price that is favorable to them.
International Operations - Generating substantial revenues from our multinational operations poses a number of risks.

In 2017, the percentage of our total revenues from outside of the U.S. was 45%. We have exposure to more than 30 functional currencies. We believe that our geographic diversity helps to mitigate some risks associated with geographic concentrations of operations. These risks include adverse changes in foreign currency exchange rates, deteriorating economic environments, business disruptions due to economic or political uncertainties as well as corruption and security risks, including the following risks, among others:

•	General economic and political conditions in each country that could adversely affect demand for our solutions in these markets;

•	Currency exchange rate fluctuations that could result in lower demand for our offerings as well as generate currency translation losses;

•
Currency fluctuations can affect margins on sales of our offerings in countries outside of the U.S. and margins on sales of products that include components obtained from suppliers located outside of the U.S.;

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

•	Cultural and management challenges with managing new and growing consulting services and engineering functions overseas in developing countries;

•	Difficulties in staffing and managing our foreign offices and the increased travel, infrastructure and legal and compliance costs associated with multiple international locations;

•	Longer payment cycles for sales in foreign countries and difficulties in enforcing contracts and collecting accounts receivable;

•	Tariffs or other restrictions on foreign trade or investment;

•	Costs and delays associated with developing offerings in multiple languages;

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
Analytic Data Solutions Market-If the overall market for analytic data solutions declines or does not grow, we may generate less revenue, and our business may not be able to sustain and/or grow its current level of operations.
If market pressures result in reduced IT spending, there could be fewer customer transactions, or smaller transactions, or customers delaying investments in our products and services. In the past, we have seen periodic breaks in the buying patterns from some of our larger customers, which indicate a shifting of IT priorities when these customers are still leveraging the investments they have made in their core analytic infrastructures from prior periods. In addition, reduced prices and improvements in analytic data solutions may increase pressure on our product revenues and margins, as well as on the annuity streams we receive from our maintenance business. If the growth rates for the analytic data solutions market decline for any reason, there could be a decrease in demand for our products and services, which could have a material adverse effect on our financial results.
Advancement of Our Solutions - We need to rapidly and successfully develop and introduce new solutions in a competitive, demanding and rapidly changing environment.
To succeed in the intensely competitive IT industry, we must continually improve, refresh and expand our product and service offerings to include newer features, functionality, deployment options, and keep pace with price-to-performance gains in the IT industry. Shortened product life cycles due to customer demands and competitive pressures impact the pace at which we must introduce and implement new technology. This requires a high level of innovation by both our software developers and the suppliers of the third-party software components included in our systems. In addition, bringing new solutions to the market entails a costly and lengthy process, and requires us to accurately anticipate customer needs and technology trends. We must continue to respond to market demands, develop leading technologies and maintain leadership in analytic data solutions performance and scalability, or our business operations may be adversely affected.
We must also anticipate and respond to customer demands regarding the compatibility of our current and prior offerings. These demands could hinder the pace of introducing and implementing new technology. Our future results may be affected if our products cannot effectively interface and perform well with software products of other companies and with our customers’ existing IT infrastructures, or if we are unsuccessful in our efforts to enter into agreements allowing integration of third-party technology with the Teradata database and software platforms. Our efforts to develop the interoperability of our products may require significant investments of capital and employee resources. In addition, many of our principal offerings are used with products offered by third parties and, in the future, some vendors of non-Teradata products may become less willing to provide us with access to their offerings, technical information and marketing and sales support.
As a result of these and other factors, our ability to introduce new or improved solutions could be adversely impacted. There can be no assurance that our innovations will be profitable, and if we cannot successfully market and sell both existing and newly developed solutions, our business and operating results could be impacted. If we were to lose our significant technology advantage, our market share and growth could be adversely affected. In addition, if we are unable to deliver our solutions, features, and functionality as projected, we may be unable to meet our commitments to customers, which could have an adverse effect on our reputation and business.
Open Source Software - The growing market acceptance of open source software and lower cost alternatives present challenges for our industry.
We have developed Teradata's analytic software to work with open source software and alternative platforms and have incorporated other types of open source software into our products, allowing us to enhance certain solutions without incurring substantial additional research and development costs and expand our solution offerings. “Open source” software is made widely available by its authors and is licensed for a nominal fee or, in some cases, at no charge.
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
Additionally, there are certain open source software applications in the data analytics market that are being offered free of charge or for a nominal fee. Open source software offerings available in the marketplace such as Hadoop and others, can place additional competitive pressure on Teradata, and we may have difficulty in marketing our products to certain customers against available open source options, even though we believe our offerings are unique and provide unparalleled performance and capability and add value through our software enhancements and services.

Economic Pressures and Uncertainty - Our business is affected by the global economies in which we operate and the economic climate of the industries we serve.
Our business and results of operations are affected by international, national and regional economic conditions. In particular, the IT industry in which we operate is susceptible to significant changes in the strength of the economy and the financial health of companies and governmental entities that make capital commitments for new technologies. Accordingly, global economic and market conditions, including certain economic sectors (such as retail, manufacturing, financial services or government) may adversely impact our business. For example, adverse changes to the economy could impact the timing of purchases by our current and potential customers or the ability of our customers to fulfill their obligations to us. In addition, decreased or more closely scrutinized capital spending in our customers’ businesses and in the industries, we serve may adversely impact our business. Uncertainty about future economic conditions may make it difficult for us to forecast operating results and to make decisions about future investments. Accordingly, global economic and market conditions may cause material impacts on our results of operations, prospects and financial condition. The Company’s success in periods of economic uncertainty may also be dependent, in part, on our ability to reduce costs in response to changes in demand and other activity.
Legal Contingencies and Regulatory Matters - We face uncertainties with regard to lawsuits, regulations and other related matters.
In the normal course of business, we are subject to proceedings, lawsuits, claims and other matters, including those that relate to the environment, health and safety, employee benefits, export compliance, intellectual property, and other regulatory compliance and general matters. See “Note 8-Commitments and Contingencies” in the Notes to Consolidated Financial Statements elsewhere in this Annual Report. Because such matters are subject to many uncertainties, their outcomes are not predictable. While we believe that amounts provided in our consolidated financial statements are currently adequate in light of the probable and estimable liabilities, there can be no assurances that the amounts required to satisfy alleged liabilities from such matters will not impact future operating results.
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
There is active enforcement and ongoing focus by the SEC and other governmental authorities on the FCPA and the Bribery Act and similar anti-bribery, anti-corruption laws in other countries. Given the breadth and scope of our international operations, we may not be able to detect improper or unlawful conduct by our international partners and employees, despite our high ethics, governance and compliance standards, which could put the Company at risk regarding possible violations of such laws, including the FCPA or the Bribery Act.
Management time and resources are spent to understand and comply with changing laws, regulations and standards relating to such matters as corporate governance, accounting principles, public disclosure, SEC regulations, Basel III and the rules of the New York Stock Exchange (“NYSE”) where our shares are listed. Although we do not believe that recent regulatory and legal initiatives will result in significant changes to our internal practices or our operations, rapid changes in accounting standards, and federal securities laws and regulations, among others, may substantially increase costs to our organization, challenge our ability to timely comply with all of them and could have an impact on our future operating results.

Revenue and Margin Mix Variability - Our revenue and margins are variable depending on the mix of products and services in any given period, and changes in the mix of products and services that we sell could materially adversely affect our operating results.
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
In the near term, we expect revenue growth to be impacted as we transition to subscription-based offerings where revenue is recognized over time. This shift has an impact on margins and cash flow as we continue to invest in these new go-to-market offerings, but have less upfront revenue and cash collected than from our traditional perpetual sales.
In addition, we also realize different average selling prices and margins on different versions of our analytic data platforms, as well as certain components we re-sell as part of our solutions, and the mix of such hardware and software varies from quarter to quarter depending on customer requirements. In addition, changes in the price and performance of our analytic data platforms, particularly for certain hardware components, could negatively impact maintenance and support services revenues. Additionally, as we implement part of our business transformation plan and shift from upfront perpetual licenses to recurring over time models for both on-premises and cloud offerings, our revenue mix may be impacted.
Renewal Rates and Support Services - If our existing customers fail to renew or cancel their subscription license arrangements or support agreements, or if customers do not license updates to software products on terms favorable to us, our revenues could be adversely affected.
Teradata’s solution offerings have been expanded to include subscription licenses, rentals, cloud and software-as-a-service options, which impact the timing of when revenues are recognized. Additionally, future revenue streams could be adversely affected if customers do not renew or cancel their subscription licenses, rentals, cloud or software-as-a service arrangements.
In addition, we currently derive a significant portion of our overall revenues from maintenance services and unspecified when-and-if-available software upgrades (collectively referred to as "support"), and we depend on our installed customer base for future revenue from support services. The terms of our standard support arrangements generally provide for the prepayment of first-year support fees and are generally renewable on an annual basis. The IT industry generally has been experiencing increasing pricing pressure from customers when purchasing or renewing support agreements. Mergers and acquisitions in certain industries that we serve could result in a reduction of the software and hardware being supported and put pressure on our support terms with customers who have merged. Given this environment, there can be no assurance that our current customers will renew their support agreements or agree to the same terms when they renew, which could result in our reducing or losing support fees which could adversely impact operating results.
Replacements of older Teradata systems often result in less hardware maintenance revenue since Teradata’s newer hardware is designed to be more powerful, use less energy and require less floor space. As a result, less hardware is needed for the same workload, and therefore less maintenance may be required on the newer generation systems.
Sales Cycle Variations - Unanticipated delays or accelerations in our sales cycles make accurate estimation of our revenues difficult and could result in significant fluctuations in our quarterly operating results.
Although we are beginning to see a shift to customers purchasing subscription-based contracts, we still expect some customers will continue to purchase perpetual licenses. The size, mix and timing of large orders for our products and services varies considerably, which can impact results from quarter to quarter. The process we use to forecast sales and trends in our business relies heavily on estimates of closure on a transaction-specific basis. It is very difficult to predict sales in a particular quarter or over a longer period of time. Unanticipated delays or accelerations in our sales cycles make accurate estimation of our revenues difficult and could result in significant fluctuations in our quarterly operating results, including the pace at which our customers move to the new subscription-based offerings.

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
R&D - We make significant investments in research and development and cannot assure that these investments will be profitable.
As part of our business strategy, we must continue to dedicate a significant amount of resources to our R&D efforts in order to maintain and advance our competitive position, including our initiatives to provide our offerings for cloud environments. However, we may not receive significant revenues from these investments for several years, if at all. Research and development expenses represent a significant portion of our discretionary fixed costs. If we invest in R&D inappropriately, our results of operations could be adversely affected.
Dependence on Key Employees - We depend on key employees and face competition in hiring and retaining qualified employees.
Our employees and access to talent are critical to our success. Our future success depends on our ability to attract and retain the services of senior management and key personnel in all functional areas of our Company, including engineering and development, marketing and sales professionals, and consultants. Competition for highly skilled personnel and acquired talent in the IT industry is intense. No assurance can be made that key personnel will remain with us, and it may be difficult and costly to replace such employees and/or obtain qualified talent who are not employees. Our failure to hire, retain and replace our key personnel could have a material adverse impact on our business operations.
Highly Advanced Products - Our products include highly advanced technology, and as we develop new products with greater capacity and performance capabilities, the increased difficulty and complexity associated with producing these products increases the likelihood of reliability, quality or operability problems.
Our software and hardware products may contain undetected errors or security flaws, which may be found after the products are introduced and shipped. This risk is enhanced when products are first introduced or when new versions are released, as well as when we develop products with more advanced technology, since the increased difficulty and complexity associated with producing these products increases the likelihood of reliability, quality or operability problems. The correction and detection of errors may cause delays, lost revenues and incremental costs. Errors in our software products could also affect the ability of our products to work with other software or hardware products, could delay the development or release of new products or new versions of products, and could adversely affect market acceptance of our products. While we attempt to remedy errors that we believe would be considered critical by our customers prior to shipment, we may not be able to detect or remedy all such errors.

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
Reliance on Third Parties - Our future results depend in part on our relationships with key suppliers, strategic partners and other third parties.
Our development, marketing and distribution strategies depend in part on our ability to form strategic alliances with third parties that have complementary products, software, services and skills. Our strategic partners include consultants and system integrators, software and technology providers, and indirect channel distributors in certain countries. These relationships create risks beyond our control of our partners changing their business focus, entering into strategic alliance with other companies, being acquired by our competitors, failing to meet performance criteria or improperly using our confidential information. If we fail to maintain or expand our relationships with strategic partners, or if we are forced to seek alternative technology, or technology for new solutions, that may not be available on commercially reasonable terms our business may be adversely affected.
Third-party vendors provide important elements to our solutions; if we do not maintain our relationships with these vendors or if these vendors cease to be going concerns, interruptions in the supply of our products may result. There are some components of our solutions that we purchase from single sources due to price, quality, technology or other reasons. For example, we have relied on Flex as a key single source contract manufacturer for our hardware systems for the last several years. In addition, we buy silicon computer chips and microprocessors from Intel Corporation, and storage disk systems from NetApp, Inc. Some components supplied by third parties may be critical to our solutions, and several of our suppliers may terminate their agreements with us without cause with 180-days notice. If we were unable to purchase necessary services, parts, components or products from a particular vendor and had to find an alternative supplier, our shipments and deliveries could be delayed. Also, disruption in our supply chain or the need to find alternative suppliers could impact the costs and/or timing associated with procuring necessary products, components and services. In either case, our operations could be adversely impacted. Similarly, our suppliers’ products and services have certain dependencies with respect to their own supply chain networks, and supply issues among our suppliers’ suppliers may also adversely impact our business.
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
Internal Controls - Inadequate internal control over financial reporting and accounting practices could lead to errors, which could adversely impact our ability to assure timely and accurate financial reporting.
Internal control over financial reporting, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control objectives will be met. These inherent limitations include system errors, the potential for human error and unauthorized actions of employees or contractors, inadequacy of controls, temporary lapses in controls due to shortfalls in transition planning and oversight or resources, and other factors. Consequently, such controls may not prevent or detect misstatements in our reported financial results as required under SEC and NYSE rules, which could increase our operating costs or impair our ability to operate our business. Controls may also become inadequate due to changes in circumstances, and it is necessary to replace, upgrade or modify our internal information systems from time to time. In addition, unforeseen risks may arise in connection with financial reporting systems due to inefficient business processes, business process reengineering projects, or changes in accounting standards.

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
Intellectual Property - Inadequate protection of Teradata’s intellectual property or infringement of intellectual property that is owned by others could impact our business and financial condition.
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
Changing Tax Rates - A change in our effective tax rate can have a significant adverse impact on our business.
A number of factors may adversely impact our future effective tax rates, such as the jurisdictions in which our profits are determined to be earned and taxed; the resolution of issues arising from tax audits with various tax authorities; changes in the valuation of our deferred tax assets and liabilities; adjustments to estimated taxes upon finalization of various tax returns; changes in available tax credits, especially surrounding tax credits in the U.S. for our research and development activities. Tax authorities may disagree with certain positions we have taken and assess additional taxes. We regularly assess the likely outcomes of these audits in order to determine the appropriateness of our tax provision, however, there can be no assurance that we will accurately predict the outcomes of these audits, and the actual outcomes of these audits could have a material impact on our net income or financial condition.
Changes in U.S. or international tax laws or tax rulings could materially impact our effective tax rate. For example, on December 22, 2017 the U.S. government enacted comprehensive tax legislation in the Tax Cuts and Jobs Act (the “Tax Act”), which included broad and complex changes to the way multinational corporations are taxed in the U.S. The legislation is highly complex and unclear in certain respects, and will require interpretations, technical clarifications and/or amendments by the IRS and state tax authorities, which could change the estimates recorded in the fourth quarter of 2017 and our projections of our forward-looking effective tax rate. In addition, unilateral or multi-jurisdictional actions by various countries and organizations such as the Organization for Economic Cooperation and Development, including an increase in tax audit activity in certain jurisdictions to address “base erosion and profit shifting” by multinational companies could also have an adverse impact on our tax liabilities. Although we cannot predict whether or in what form any proposed legislation may pass, if enacted, it could have a material adverse impact on our tax expense and cash flows.
UK Operations - Risks Relating to the Referendum of the United Kingdom’s Membership of the European Union
In June 2016, a majority of voters in the United Kingdom elected to withdraw from the European Union in a national referendum ("Brexit"). In March 2017, the United Kingdom formally notified the European Union of its intention to withdraw and withdrawal negotiations began in June 2017. European Union rules provide for a two-year negotiation period, beginning on the withdrawal notification date, unless an extension is agreed to by the parties. The negotiations between the parties have yet to produce an overall structure for their ongoing relationship following Brexit. We have operations in both the United Kingdom and the European Union. The ongoing uncertainty could negatively impact our competitive position, supplier and customer relationships and financial performance. The ultimate effects of Brexit on us will depend on the specific terms of any agreement the United Kingdom and the European Union reach to provide access to each other’s respective markets.
Acquisitions and Alliances - Our ability to successfully complete and integrate acquisitions and effectively manage alliances may be an important element of future growth.
We are continually evaluating the most effective ways to extend Teradata’s core technology and expand our analytic platforms and solutions to address multiple market segments and solution offerings. From time to time, this includes acquisitions, equity investments or joint ventures. Such transactions entail various risks, including risks associated with:

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

Our strategic partnerships with Amazon and Microsoft for our IntelliCloud offerings on their AWS and Azure public clouds, will require significant upfront investments to ensure that our solutions are optimized in these cloud environments. If we are unsuccessful in meeting performance requirements or obtaining future returns on these investments, our financial results may be adversely impacted. Our operating results may fluctuate as a result of acquisitions and related integration activities, as well as other strategic growth transactions, and there is a risk that our financial results may be adversely affected.
Indebtedness - Our indebtedness could adversely affect our financial condition and limit our financial flexibility.
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
As of December 31, 2017, Teradata operated 112 facilities in 44 countries consisting of approximately 1.7 million square feet throughout the world. Approximately 27% of this square footage is owned and the rest is leased. Within the total facility portfolio, Teradata operates 14 research and development facilities totaling approximately 650 thousand square feet, of which approximately 71% is owned. The remaining approximately 1 million square feet of space includes office, repair, warehouse and other miscellaneous sites, and is 100% leased. Teradata believes its facilities are suitable and more than adequate to meet its current needs. Teradata’s corporate headquarters is currently located in Dayton, Ohio.

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
Teradata common stock trades on the New York Stock Exchange under the symbol “TDC.” There were approximately 44,625 registered holders of Teradata common stock as of February 8, 2018. The following table presents the high and low closing per share prices of Teradata common stock traded on the New York Stock Exchange during the calendar quarter indicated.

	Common Stock Closing Market Price
	High	Low
2017
Fourth quarter	$39.20	$32.11
Third quarter	$33.79	$28.38
Second quarter	$32.00	$27.26
First quarter	$32.74	$27.58
2016
Fourth quarter	$30.63	$26.42
Third quarter	$32.62	$24.78
Second quarter	$29.05	$24.40
First quarter	$27.48	$22.60
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

The following graph compares the relative performance of Teradata stock, the Standard & Poor’s ("S&P") 500 Stock Index and the S&P Information Technology Index. This graph covers the five-year period from December 31, 2012 to December 31, 2017.

	As of December 31,
Company/Index	2012	2013	2014	2015	2016	2017
Teradata Corporation	$100	$74	$71	$43	$44	$62
S&P 500 Index	$100	$132	$151	$153	$171	$208
S&P Information Technology Index	$100	$128	$154	$163	$186	$258
In each case, assumes a $100 investment on December 31, 2012, and reinvestment of all dividends, if any.
Purchases of Equity Securities by the Issuer and Affiliated Purchases
For the year ended December 31, 2017, the Company executed purchases of approximately 11.5 million shares of its common stock at an average price per share of $30.59 under the two share repurchase programs authorized by our Board of Directors in 2008. The first program (the “dilution offset program”) authorizes the Company to repurchase Teradata common stock to the extent of cash received from the exercise of stock options and under the Teradata Employee Stock Purchase Plan (“ESPP”) to offset dilution from shares issued pursuant to these plans. As of December 31, 2017, the Company had $190 million of authorization remaining to repurchase outstanding shares of Teradata common stock under the Company's second share repurchase program ("general share repurchase program"). On February 5, 2018, Teradata's Board of Directors approved an additional $310 million of authorization, for a total of $500 million for share repurchases, which authority expires on February 5, 2021. Share repurchases made by the Company are reported on a trade date basis.
In addition to the share repurchase programs, Section 16 officers occasionally transfer vested shares earned under restricted stock awards to the Company at the current market price to cover their withholding taxes. For the year ended December 31, 2017, the total of these purchases was 46,017 shares at an average price of $32.37 per share.
The following table provides information relating to the Company’s repurchase of common stock for the year ended December 31, 2017:

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Dilution Offset Program	Total Number of Shares Purchased as Part of Publicly Announced General Share Repurchase Program	Maximum Dollar Value that May Yet Be Purchased Under the Dilution Offset Program	Maximum Dollar Value that May Yet Be Purchased Under the General Share Repurchase Program
Period
First quarter total	1,386,710	$31.21	536,710	850,000	$4,285,712	$485,012,249
Second quarter total	3,747,388	$28.74	150,000	3,597,388	$4,143,214	$381,678,537
Third quarter total	6,346,980	$31.55	281,500	6,065,480	$6,717,747	$190,109,377
October 2017	—	$—	—	—	$8,025,199	$190,109,377
November 2017	—	$—	—	—	$12,939,653	$190,109,377
December 2017	—	$—	—	—	$16,143,982	$190,109,377
Fourth quarter total	—	$—	—	—	$16,143,982	$190,109,377
2017 Full year total	11,481,078	$30.59	968,210	10,512,868	$16,143,982	$190,109,377

Item 6.	SELECTED FINANCIAL DATA

	For the Years Ended December 31
In millions, except per share and employee amounts	2017 (1)	2016 (2)	2015 (3)	2014	2013
Revenue	$2,156	$2,322	$2,530	$2,732	$2,692
Income (loss) from operations	$64	$232	$(195)	$503	$532
Other (expense) income, net	$(6)	$(11)	$51	$(9)	$(24)
Income tax expense	$125	$96	$70	$127	$131
Net (loss) income	$(67)	$125	$(214)	$367	$377
Net (loss) income per common share
Basic	$(0.53)	$0.96	$(1.53)	$2.36	$2.31
Diluted	$(0.53)	$0.95	$(1.53)	$2.33	$2.27
	At December 31
	2017	2016	2015	2014	2013
Total assets	$2,556	$2,413	$2,527	$3,132	$3,096
Debt, including current portion	$780	$570	$780	$468	$274
Total stockholders’ equity	$668	$971	$849	$1,707	$1,857
Number of employees	10,615	10,093	11,300	11,500	10,800

1.	Includes $126 million tax impact related to the Tax Cuts and Job Act of 2017

2.	Includes $76 million ($70 million after-tax) for impairment of goodwill and acquired intangibles

3.	Includes $478 million ($457 million after-tax) for impairment of goodwill and acquired intangibles

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS ("MD&A")
You should read the following discussion in conjunction with the consolidated financial statements and the notes to those statements included elsewhere in this Annual Report on Form 10-K (“Annual Report”). This Annual Report contains certain statements that are forward-looking within the meaning of the Private Securities Litigation Reform Act of 1995. Certain statements contained in the MD&A are forward-looking statements that involve risks and uncertainties. The forward-looking statements are not historical facts, but rather are based on current expectations, estimates, assumptions and projections about our industry, business and future financial results. Our actual results could differ materially from the results contemplated by these forward-looking statements due to several factors, including those discussed in other sections of this Annual Report. See “Risk Factors” and “Forward-looking Statements.”
OVERVIEW
Teradata Corporation is a global leader in analytic data solutions and services. Our analytic data solutions comprise software, hardware, and related business consulting and support services. We help customers access and manage data and extract business value and insight from data analytics across their entire enterprise.
Teradata’s strategy is based around our core belief that analytics and data unleash the potential of great companies allowing them to make better and faster decisions and attain competitive advantage. We empower companies to achieve high-impact business outcomes through analytics at scale on an agile data foundation. Through our focus on leading with business outcomes and a consultative approach, our goal is to serve as a trusted advisor to both the business and technical leaders in our customers’ organizations. Our business analytics solutions and technologies are ideally suited for the world’s largest companies as they have the largest and most complex analytics challenges, where scale and performance of such solutions matter. These large and complex analytics challenges also provide the largest revenue opportunities for Teradata.
Analytical environments are increasing in complexity. There is more choice around analytic tools and technology than ever before, including commercial and open source solutions, as well as on-premises and cloud subscription-based options. As a result, we introduced new purchasing and deployment options with our Teradata Everywhere strategy in early 2017, providing purchasing options for our customers, which includes the ability for customers to purchase Teradata software as a subscription-based license across a range of simpler software bundles at different price points for different use cases. Customer buying behavior continues to move from predominantly capital purchases to these subscription-based purchasing options.
Cloud momentum is also driving new buying and consumption expectations, shifts in data importance or significance, and a move toward hybrid architectures. This trend puts pressure on our on-premises business, however, it opens opportunities for growth within our IntelliCloud offering family, which can be deployed on the Teradata cloud and on public clouds (AWS and Azure). IntelliCloud is a comprehensive as-a-service offering that is purchased with subscription-based pricing. All subscription-based Teradata software licenses enable portability of the software license between cloud and on-premises deployment options, which de-risks customer decisions, particularly for customers with future plans to move to the cloud.
Near term, the movement to subscription-based transactions will negatively impact our revenue as revenue will be recognized over time versus upfront as was the case with the capital purchase model. Over time, the business transition to a subscription-based model is expected to increase our recurring revenue. Near term impacts can fluctuate based on the speed of customer adoption, which can be difficult to predict. Longer term, we expect the year-over-year mix of revenues to normalize as more customers transition to these new purchasing models.
Teradata continues to execute the Company's business transformation plan. We have realigned and continue to optimize our business outcome-led go-to-market approach to improve sales effectiveness relating to our top 500 targeted customer opportunities. We will continue to invest in and prioritize initiatives that strengthen our ability to be our customers’ trusted advisor for data and analytics.
In 2017, we reinvested to support our transformation strategy after significantly reducing our cost structure in 2016. We are continuing to invest for Teradata’s future, including investments to support our cloud-based initiatives, analytical consulting and solutions, realignment of our go-to-market approach, and modernizing our infrastructure.

Teradata has introduced additional financial and performance metrics to allow for greater transparency regarding the progress we are making toward achieving our strategic objectives. These metrics will continue to evolve as our business transformation progresses and include the following:

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

•
Annual Recurring Revenue ("ARR") - is the annual value at a point in time of all recurring contracts, including subscription licenses, rental, cloud, software upgrade rights, and maintenance and excluding managed services.

•
Recurring Revenue as a Percentage of Total Revenue - revenue recognized in the period from all recurring contracts, including subscription licenses, rental, cloud, software upgrade rights, and maintenance (excluding managed services) divided by total Company revenue.

•	Bookings Mix - subscription bookings divided by the sum of subscription bookings plus perpetual bookings.
Recurring revenue is intended to depict the over-time revenue recognition model for these revenue streams. The recurrence of these revenue streams in future periods depends on a number of factors including contractual term periods and customers’ renewal decisions.
2017 FINANCIAL OVERVIEW
As more fully discussed in later sections of this MD&A, the following are the financial highlights for 2017:

•
Revenue decreased 7% in 2017 from 2016 to $2,156 million. The year-over-year revenue comparison was negatively impacted by the sale of the marketing applications business in 2016 as well as revenue from subscription-based transactions being recognized over time versus upfront as was largely the case for Teradata's transactions in 2016.

•	Gross margin was 47.4% in 2017, down from 51.2% in 2016, which was largely due to investments in our consulting business related to Teradata's transformation and the higher mix of services revenue.

•
Operating income was $64 million in 2017, down from $232 million in 2016. The year-over-year decrease was primarily due to less revenue in 2017 as a result of revenue recognized over time from subscription-based transactions and investments related to Teradata's transformation.

•
Net loss of $67 million in 2017 versus net income of $125 million in 2016. Net loss per share was $0.53 in 2017 compared to net income per diluted share of $0.95 in 2016. Net loss for 2017 included a $126 million tax charge due to the enactment of The Tax Cuts and Jobs Act of 2017. Net income for 2016 included a $70 million after-tax impairment loss for goodwill and acquired intangibles, and approximately $47 million in after-tax impacts of acquisition-related transaction, integration and reorganization expenses, and amortization of acquired intangible assets.

RESULTS FROM OPERATIONS FOR THE YEARS ENDED DECEMBER 31, 2017, 2016 AND 2015
Revenue

		% of		% of		% of
In millions	2017	Revenue	2016	Revenue	2015	Revenue
Product and Cloud revenue	$747	34.6%	$923	39.8%	$1,115	44.1%
Service revenue	1,409	65.4%	1,399	60.2%	1,415	55.9%
Total revenue	$2,156	100%	$2,322	100%	$2,530	100%
Total revenue decreased 7% in 2017 as compared to 2016. The revenue decline was primarily due to the sale of the marketing applications business in 2016, which generated $69 million in revenue in 2016, and due to customers increasingly opting for subscription-based licenses, rental of hardware, and cloud adoption. This shift is being propelled by our business transformation strategy and continues to impact our prior period revenue comparisons as some revenue that we would normally recognize in a given period is now spread over a number of years. Product and Cloud revenue decreased 19% in 2017 from 2016 due to the sale of the marketing applications business and customers increasingly opting for our subscription-based purchase options. Service revenue increased 1% in 2017 from 2016. The increase was primarily driven by a 4% increase in maintenance revenue. Consulting revenue was up 1%.
Total revenue decreased 8% in 2016 as compared to 2015. The revenue decrease included a 1% adverse impact from foreign currency fluctuations as well as the sale of the marketing applications business in 2016. The revenue decline was also due to customers increasingly opting for subscription-based licenses, rental of hardware, and cloud offerings. The sale of the marketing applications business, which generated $69 million in revenue in 2016 (before the sale on July 1, 2016) compared to $153 million in 2015, had a negative impact on total revenue of 3%. Product and cloud revenue decreased 17% in 2016 from 2015 primarily due to the sale of the marketing applications business and customers increasingly opting for our subscription-based purchase options. Service revenue decreased 1% in 2016 from 2015, with an underlying 1% decrease in consulting services revenue and 3% increase in maintenance services revenue compared to 2015. Services revenue declined primarily due to the sale of the marketing applications business.
Included below are financial and performance metrics for 2017 that Teradata tracked as part of its business transformation strategy:

•	We had $1,047 million (49% of total revenue) of recurring revenue in 2017, which is 7% growth from $978 million (42% of total revenue) in 2016.

•	Total ARR at December 31, 2017 was $1.1 billion, an increase of $126 million, or 13% over December 31, 2016.

•	TCore increased 17% in 2017 in line with our expectations. About one-third of our increase in TCore was booked via subscription-based contracts.
Gross Profit
The Company often uses specific terms/definitions to describe variances in gross profit. The terms and definitions most often used are as follows:

•
Revenue Mix - The proportion of products and services that generates the total revenue of the Company. Changes in revenue mix can have an impact on gross profit even if total revenue remains unchanged.

•	Services Mix - The proportion of higher-profit maintenance revenue versus lower-profit consulting revenue that comprises the total services revenue of the Company.

•
Product Mix - The proportion of various products that generate the total revenue of the Company. For example, a higher mix of data warehouse products versus Hadoop products would have a positive impact on gross profits. This also includes the mix of Company sourced and third-party products.

•
Deal Mix - Refers to the type of transactions closed within the period and includes such transactions as capacity on demand (“COD”), floor sweeps versus capacity additions, enterprise license agreements ("ELA"), hardware versus software, and discounting (new customers versus existing customers, large customers versus smaller customers).

◦
COD is a common offering used by Teradata and other information technology vendors that allows the customer to purchase extra capacity in the future, which is already delivered and integrated into their existing systems, and typically sold within 12-18 months. COD enables customers to "activate" or add capacity quickly. Product cost is recognized upon delivery with no corresponding revenue. When customers activate the COD, we record and recognize the revenue associated with the added capacity and the gross profit is recovered.

◦
Floor sweeps take place when an existing customer replaces their older Teradata hardware platform with a new Teradata hardware platform, which can result in a large revenue transaction, but typically also results in a higher mix of lower-profit hardware revenue versus higher-profit software revenue.

◦
ELA transactions allow customers to add software capacity as needed for current production use for a period of time in exchange for a fixed fee. Additions to capacity during the term of the ELA result in lower-profit hardware-only revenue, as the software is being recognized separately through the ELA.

Gross profit for the following years ended December 31 was as follows:

		% of		% of		% of
In millions	2017	Revenue	2016	Revenue	2015	Revenue
Gross profit
Product and Cloud gross profit	$422	56.5%	$540	58.5%	$626	56.1%
Service gross profit	600	42.6%	648	46.3%	650	45.9%
Total gross profit	$1,022	47.4%	$1,188	51.2%	$1,276	50.4%
In 2017, Product and Cloud gross profit as a percentage of revenue decreased primarily due to the impact of higher capitalized software amortization. Service gross profit as a percentage of revenue decreased largely due to investments we made in our consulting organization to facilitate our new strategy.
In 2016, Product and Cloud profit increased as a percentage of revenue due to favorable deal and product mix. Service gross profit improved as a percentage of revenue driven by the exiting of the marketing applications business, which had a lower service profit rate than the Data and Analytics service rate.
Operating Expenses

		% of		% of		% of
In millions	2017	Revenue	2016	Revenue	2015	Revenue
Operating expenses
Selling, general and administrative expenses	$652	30.2%	$664	28.6%	$765	30.2%
Research and development expenses	306	14.2%	212	9.1%	228	9.0%
Impairment of goodwill, acquired intangibles and other assets	—	—%	80	18.9%	478	76.4%
Total operating expenses	$958	44.4%	$956	41.2%	$1,471	58.1%
In 2017, selling, general and administrative ("SG&A") expense decreased by $12 million or 2% compared to 2016. The decrease was driven by the exiting of the marketing applications business. This was partially offset by an increase in marketing spend and regional selling expense due to investments in demand creation, primarily in the Americas region.
Research and development ("R&D") expenses increased $94 million or 44% in 2017 compared to 2016 due the Company no longer capitalizing certain software development costs as a result of a movement to agile development methodologies. The Company did not capitalize any R&D costs in 2017 compared to $59 million in 2016. These development costs are now expensed as incurred as R&D expense. The increase in R&D expense was also due to new strategic initiatives relating to our managed and public cloud offerings.
In 2016, SG&A expense decreased by $101 million or 13% compared to 2015. The decrease is driven by the exiting of the marketing applications business and cost reduction initiatives, partially offset by higher annual incentive payment accruals.
R&D expenses decreased $16 million or 7% in 2016 compared to 2015 due to the exit of the marketing applications business and cost reduction initiatives partially offset by additional spending for strategic initiatives including further investment in our managed and public cloud offerings, Teradata software-only and our IntelliFlex™ platform.
The Company recognized an impairment of goodwill of $57 million and acquired intangibles of $19 million in 2016 to adjust the marketing applications business, which was sold on July 1, 2016, to its fair value less cost to sell. In addition, the Company recorded a $4 million impairment charge related to the sale of its corporate airplane. The

Company recorded a goodwill impairment of $437 million and an impairment of acquired intangibles of $41 million in 2015, also related to the marketing applications business.
Other (Expense) Income, net

In millions	2017	2016	2015
Gain on securities	$—	$2	$57
Interest income	11	7	5
Interest expense	(15)	(12)	(9)
Other	(2)	(8)	(2)
Total Other (Expense) Income, net	$(6)	$(11)	$51
In 2017, the increase in interest expense and interest income compared to 2016 was due to an increase in interest rates. Interest expense also increased due to the use of our credit facility.
In 2016, other expense included a foreign exchange loss of $9 million related to the devaluation of the Egyptian pound. The increase in interest expense and interest income compared to 2015 was due to an increase in interest rates. In 2015, other income primarily included a gain of $57 million from sale of equity investments.
Income Taxes
The effective income tax rate for the following years ended December 31 was as follows:

	2017	2016	2015
Effective Tax Rate	215.5%	43.4%	(48.6)%
The 2017 effective tax rate was impacted by the passage of the Tax Cuts and Jobs Act of 2017 (the “Tax Act”), which was signed into law on December 22, 2017, making significant changes to the U.S. Internal Revenue Code. Changes include, but are not limited to, a corporate tax rate decrease from 35% to 21% effective for tax years beginning after December 31, 2017; the transition of U.S international taxation from a worldwide tax system to a modified territorial tax system, and a one-time transition tax on the mandatory deemed repatriation of cumulative foreign earnings as of December 31, 2017. On December 22, 2017, Staff Accounting Bulletin No. 118 ("SAB 118") was issued to address the application of U.S. generally accepted accounting principles ("GAAP") in situations when a registrant does not have the necessary information available, prepared, or analyzed (including computations) in reasonable detail to complete the accounting for certain income tax effects of the Tax Act.
In accordance with SAB 118, the Company has made its best estimate of the impact of the Tax Act in its year end income tax provision in accordance with its understanding of the Tax Act and guidance available as of the date of this filing and has recorded a net $126 million of additional income tax expense in the fourth quarter of 2017. The provisional amount related to the one-time transition tax expense of $145 million on the mandatory deemed repatriation of foreign earnings was based on cumulative foreign earnings of $1.3 billion, which the Company expects to pay over an 8-year period. The Company also recorded a provisional benefit of $19 million, a majority of which related to the re-measurement of certain deferred tax assets and liabilities based on the rates at which they are expected to reverse in the future. The ultimate impact may differ materially from these provisional amounts due to, among other things, additional analysis, changes in interpretations and assumptions the Company has made, additional regulatory guidance that may be issued, and actions the Company may take as a result of the Tax Act.
The 2016 effective tax rate was impacted by the $57 million of goodwill impairment charge recorded in the first quarter of 2016, all of which was treated as a permanent non-deductible tax item. In addition, a discrete tax charge of $22 million was recorded in the third quarter of 2016 for the tax impact of the sale of the marketing applications business, which occurred on July 1, 2016. In the fourth quarter of 2016, the Company recorded $8 million of tax expense associated with the issuance of new U.S. Treasury Regulations under Internal Revenue Code Section 987 on December 7, 2016, which clarified how companies calculate foreign currency translation gains and losses for income tax purposes for branches whose accounting records are kept in a currency other than the currency of the company. Also in the fourth quarter of 2016, the Company elected to early adopt Accounting Standards Update 2016-09, Improvements to Employee Share-Based Payment Accounting. As a result, the Company incurred a $5 million discrete tax expense associated with the net shortfall arising from 2016 equity compensation vestings and exercises.
The 2015 effective tax rate was impacted by the $437 million of goodwill impairment charges recorded for 2015, of which $414 million was treated as a permanent non-deductible tax item. This resulted in full-year income tax expense in 2015 of $70 million, on a pre-tax net loss of $(144) million, causing a negative tax rate of 48.6%.
Revenue and Gross Profit by Operating Segment
Effective July 1, 2016, following the sale of the marketing applications business, Teradata is managing its business in two operating segments: (1) Americas region (North America and Latin America); and (2) International region (Europe, Middle East, Africa, Asia Pacific and Japan). For purposes of discussing results by segment, management excludes the impact of certain items, consistent with how management evaluates the performance of each segment. This format is useful to investors because it allows analysis and comparability of operating trends. It also includes the same information that is used by Teradata management to make decisions regarding the segments and to assess financial performance. The chief operating decision maker, who is our President and Chief Executive Officer, evaluates the performance of the segments based on revenue and multiple profit measures, including segment gross profit. For management reporting purposes, assets are not allocated to the segments. Our segment results are reconciled to total Company results reported under GAAP in Note 11 of Notes to Consolidated Financial Statements. Prior period segment information has been reclassified to conform to the current period presentation.
The following table presents revenue and operating performance by segment for the years ended December 31:

		% of		% of		% of
In millions	2017	Revenue	2016	Revenue	2015	Revenue
Segment revenue
Americas Data and Analytics	$1,195	55.4%	$1,334	57.4%	$1,470	58.2%
International Data and Analytics	961	44.6%	919	39.6%	907	35.8%
Total Data and Analytics	2,156	100.0%	2,253	97.0%	2,377	94.0%
Marketing Applications	—	—%	$69	3.0%	153	6.0%
Total segment revenue	$2,156	100%	$2,322	100%	$2,530	100%
Segment gross profit
Americas Data and Analytics	$676	56.6%	$796	59.7%	$871	59.3%
International Data and Analytics	434	45.2%	445	48.4%	452	49.8%
Total Data and Analytics	1,110	51.5%	1,241	55.1%	1,323	55.7%
Marketing Applications	—	—%	34	49.3%	63	41.2%
Total segment gross profit	$1,110	51.5%	$1,275	54.9%	$1,386	54.8%
Americas Data and Analytics: In 2017, revenue decreased 10% as compared to 2016. The revenue decline was driven by our customers' focus on subscription-based contract options like cloud, subscription licenses, rental and usage-based models, which results in revenue being recognized over time instead of upfront. The majority of subscription-based transactions signed in 2017 were in the Americas region. Segment gross profit as a percentage of revenues was lower, driven by a higher mix of services versus product revenue and a lower services margin rate. Service margins were impacted by investments that we are making in our consulting business to drive increased consumption of Teradata's products. In addition, service gross profit was also impacted by a decrease in maintenance margin due to higher support and parts costs.
In 2016, revenue decreased 9%, driven by customers' focus on less subscription-based contract options like cloud, subscription licenses, rental and usage-based models. Segment gross profits as a percentage of revenue were higher driven by an increase in product rates. The increase in the product rate was driven by favorable deal and product mix.
International Data and Analytics: In 2017, revenue increased 5% as compared to 2016. The revenue increase was driven by improved revenues in Europe, Middle East and Africa as well as the Asia Pacific regions. Segment gross profit as a percentage of revenues was down in 2017 driven by investments that we are making in our consulting business to drive increased consumption of Teradata's products.

In 2016, revenue increased by 1%, which included a 2% adverse impact from foreign currency fluctuations. The revenue increase was led by growth in Western Europe and China. Gross profits were down due to a higher mix of service revenue, which has a lower margin profile versus product revenue.
Marketing Applications: The marketing applications business was sold on July 1, 2016.
In 2016, marketing applications revenue decreased by $84 million or 55% from 2015. The decline in revenue was driven by the divestiture of the marketing applications business on July 1, 2016. Prior to its divestiture, the overall increase in segment gross profit as a percentage of revenue was primarily driven by higher rates on product and professional services. In 2015, the Company made investments to help better position the Company to go broader in the market, which resulted in lower service rates in 2015.
FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES
Teradata ended 2017 with $1,089 million in cash and cash equivalents, a $115 million increase from the December 31, 2016 balance, after using approximately $351 million for repurchases of Company common stock, and approximately $21 million for acquisitions and investment activities which were completed during the year. Cash provided by operating activities decreased by $122 million to $324 million in 2017. The decrease in cash provided by operating activities was primarily due to the company's transition to subscription-based purchasing options as well as investments to support the company's transformation.
Teradata’s management uses a non-GAAP measure called “free cash flow,” which is not a measure defined under GAAP. We define free cash flow as net cash provided by operating activities less capital expenditures for property and equipment, and additions to capitalized software. Free cash flow is one measure of assessing the financial performance of the Company, and this may differ from the definition used by other companies. The components that are used to calculate free cash flow are GAAP measures taken directly from the Consolidated Statements of Cash Flows. We believe that free cash flow information is useful for investors because it relates the operating cash flow of the Company to the capital that is spent to continue and improve business operations. In particular, free cash flow indicates the amount of cash available after capital expenditures for, among other things, investments in the Company’s existing businesses, strategic acquisitions and repurchase of Teradata common stock. Free cash flow does not represent the residual cash flow available for discretionary expenditures since there may be other non-discretionary expenditures that are not deducted from the measure. This non-GAAP measure should not be considered a substitute for, or superior to, cash flows from operating activities under GAAP.
The table below shows net cash provided by operating activities and capital expenditures for the following periods:

In millions	2017	2016	2015
Net cash provided by operating activities	$324	$446	$401
Less:
Expenditures for property and equipment	(78)	(53)	(52)
Additions to capitalized software	(9)	(65)	(68)
Free cash flow	$237	$328	$281
Financing activities and certain other investing activities are not included in our calculation of free cash flow. In 2017 and 2016, these other investing activities primarily consisted of immaterial complementary business acquisitions and equity investment activities that were closed during these years along with the sale of the marketing applications business on July 1, 2016.
Teradata’s financing activities for the years ended December 31, 2017 primarily consisted of cash outflows of $351 million for share repurchases, net proceeds of credit facility borrowings of $240 million, repayment of existing term loan of $30 million and $32 million from other financing activities.
Teradata's financing activities for the year ended December 31, 2016 primarily consisted of cash outflows of $82 million for share repurchases, repayments of credit facility borrowings of $180 million, repayment of existing term loan of $30 million and $30 million from other financing activities. The Company purchased 11.5 million shares of its common stock at an average price per share of $30.59 in 2017, 3.4 million shares at an average price per share of $24.25 in 2016, and 19 million shares at an average price per share of $34.15 in 2015.

Share repurchases were made under two share repurchase programs initially authorized by our Board of Directors in 2008. The first program (the “dilution offset program”) authorizes the Company to repurchase Teradata common stock to the extent of cash received from the exercise of stock options and the Teradata Employee Stock Purchase Plan (“ESPP”) to offset dilution from shares issued pursuant to these plans. As of December 31, 2017, the Company had $190 million of authorization remaining to repurchase outstanding shares of Teradata common stock under the Company's second share repurchase program ("general share repurchase program"). On February 5, 2018, Teradata's Board of Directors approved an additional $310 million of authorization, for a total of $500 million for share repurchases, which authority expires on February 5, 2021. Share repurchases made by the Company are reported on a trade date basis. Our share repurchase activity depends on factors such as our working capital needs, our cash requirements for capital investments, our stock price, and economic and market conditions, as well as merger and acquisition opportunities. Proceeds from the ESPP and the exercise of stock options, net of tax paid for shares withheld upon equity award settlement, were $32 million in 2017, $31 million in 2016 and $24 million in 2015. These proceeds are included in other financing activities, net in the Consolidated Statements of Cash Flows.
Our total cash and cash equivalents held outside the U.S. in various foreign subsidiaries was $1,044 million as of December 31, 2017 and $957 million as of December 31, 2016. The remaining balance held in the U.S. was $45 million as of December 31, 2017 and $17 million as of December 31, 2016. Prior to the enactment of the Tax Act, the Company either reinvested or intended to reinvest its earnings outside of the U.S. As a result of the 2017 Tax Act, the Company has changed its indefinite reinvestment assertion related to foreign earnings that have been taxed in the U.S. and now considers a majority of these earnings no longer indefinitely reinvested. The Company plans to repatriate a majority of its offshore cash, and intends to use repatriated funds to pay down its revolving credit facility, repurchase shares and retain the remainder for general corporate purposes. Effective in 2018, the U.S. has moved to a territorial system of international taxation, and as such will not subject future foreign earnings to U.S. taxation upon repatriation in future years.
On March 25, 2015, Teradata replaced its existing five-year, $300 million revolving credit facility with a new $400 million revolving credit facility (the “Credit Facility”). The Credit Facility ends on March 25, 2020 at which point any remaining outstanding borrowings would be due for repayment unless extended by agreement of the parties for up to two additional one-year periods. The interest rate charged on borrowings pursuant to the Credit Facility can vary depending on the interest rate option the Company chooses to utilize and the Company’s leverage ratio at the time of the borrowing. In 2017, Teradata chose a floating rate based on the London Interbank Offered Rate (“LIBOR”). The Credit Facility is unsecured and contains certain representations and warranties, conditions, affirmative, negative and financial covenants, and events of default customary for such facilities. As of December 31, 2017, the Company had $240 million in borrowings outstanding under the Credit Facility, which carried an interest rate of 5.0%, leaving $160 million in additional borrowing capacity available. Borrowings under the Credit Facility are reported under current liabilities and are expected to be paid in the short term. The Company was in compliance with all covenants as of December 31, 2017.
Also on March 25, 2015, Teradata closed on a new senior unsecured $600 million five-year term loan, the proceeds of which were used to pay off the remaining $247 million of principal on its existing term loan, pay off the $220 million outstanding balance on the prior credit facility, and fund share repurchases. The $600 million term loan is payable in quarterly installments, which commenced on March 31, 2016, with all remaining principal due in March 2020. The outstanding principal amount under the term loan agreement bears interest at a floating rate based upon a negotiated base rate or a Eurodollar rate plus in each case a margin based on the leverage ratio of the Company. As of December 31, 2017, the term loan principal outstanding was $540 million and carried an interest rate of 3.375%. The Company was in compliance with all covenants as of December 31, 2017.
Management believes current cash, cash flows from operations and the $160 million available under the Credit Facility will be sufficient to satisfy future working capital, research and development activities, capital expenditures, pension contributions, severance benefits and other financing requirements for at least the next twelve months. The Company principally holds its cash and cash equivalents in bank deposits and highly-rated money market funds.
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
Contractual and Other Commercial Commitments. In the normal course of business, we enter into various contractual obligations that impact, or could impact, our liquidity. The following table and discussion outlines our material obligations at December 31, 2017, with projected cash payments in the periods shown:

	Total		2019-	2021-	2023 and
In millions	Amounts	2018	2020	2022	Thereafter
Principal payments on long-term debt	$540	$60	$480	$—	$—
Interest payments on long-term debt	36	18	18	—	—
Principal payments on short-term debt	240	240	—	—	—
Transition tax	145	18	36	36	55
Lease obligations	80	27	35	15	3
Purchase obligations	30	14	16	—	—
Total debt, lease and purchase obligations	$1,071	$359	$585	$51	$58
Our principal payments on long-term debt represent the expected cash payments on our $600 million term loan and do not include any fair value adjustments or discounts and premiums. Our interest payments on long-term debt represent the estimated cash interest payments based on the prevailing interest rate as of December 31, 2017. Our principal payments on short-term debt represent the expected cash payment on our $400 million Credit Facility, of which $240 million is currently outstanding and $160 million is available. Transition tax includes one-time tax on accumulated foreign earnings of $145 million. The payments associated with this deemed repatriation will be paid over eight years. Our lease obligations in the above table include Company facilities in various domestic and international locations. Purchase obligations are committed purchase orders and other contractual commitments for goods and services, and include non-cancelable contractual payments for fixed or minimum amounts to be purchased in relation to service agreements with various vendors for ongoing telecommunications, information technology, hosting and other services.
Additionally, the Company has $28 million in total uncertain tax positions recorded as non-current liabilities on its balance sheet as of December 31, 2017. These items are not included in the table of obligations shown above. The settlement period for the non-current income tax liabilities cannot be reasonably estimated as the timing and the amount of the payments, if any, will depend on possible future tax examinations with the various tax authorities. However, it is not expected that any payments will be due within the next 12 months.
We also have product warranties and guarantees to third parties, as well as postemployment and international pension obligations that may affect future cash flow. These items are not included in the table of obligations shown above. The Company is also potentially subject to concentrations of supplier risk. Our hardware components are assembled exclusively by Flex Ltd. (“Flex”). Flex procures a wide variety of components used in the manufacturing process on our behalf. Although many of these components are available from multiple sources, Teradata utilizes preferred supplier relationships to better ensure more consistent quality, cost and delivery. Typically, these preferred suppliers maintain alternative processes and/or facilities to ensure continuity of supply. Given the Company’s strategy to outsource its manufacturing activities to Flex and to source certain components from single suppliers, a disruption in production at Flex or at a supplier could impact the timing of customer shipments and/or Teradata’s operating results. In addition, a significant change in the forecasts to any of these preferred suppliers could result in purchase obligations or components that may be in excess of demand. Product warranties and third-party guarantees are described in detail in “Note 8—Commitments and Contingencies” in the Notes to Consolidated Financial Statements. Postemployment and pension obligations are described in detail in “Note 6—Employee Benefit Plans” in the Notes to Consolidated Financial Statements.
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
Revenue Recognition
The following discussion of our revenue recognition accounting policies is based on the accounting principles that were used to prepare the fiscal year 2017 consolidated financial statements included in this Annual Report on Form 10-K. On January 1, 2018, we adopted ASC Topic 606, Revenue from Contracts with Customers ("ASC 606"). This standard replaces existing revenue recognition rules with a comprehensive revenue measurement and recognition standard and expanded disclosure requirements. Refer to Note 1, of our audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K for discussion of recently issued accounting standards.
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
The Company reviews the relative selling price on a periodic basis and updates it, when appropriate, to ensure that the practices employed reflect the Company’s recent pricing experience. The Company maintains internal controls over the establishment and updates of these estimates, which includes review and approval by the Company’s management. For the year ended December 31, 2017 there was no material impact to revenue resulting from changes in the relative selling price, nor does the Company expect a material impact from such changes in the near term.
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
In the fourth quarter of 2016, the Company began moving towards more frequent releases of its products, which significantly shortens the opportunity to capitalize software development costs. Our research and development efforts have become more driven by market requirements and rapidly changing customers' needs. In addition, the Company started applying agile development methodologies to help respond to new technologies and trends. Agile development methodologies are characterized by a more dynamic development process with more frequent and iterative revisions to a product releases' features and functions as the software is being developed. Due to the shorter development cycle and focus on rapid production associated with agile development, the Company did not capitalize any external use software development costs in 2017 periods due to the relatively short duration between the completion of the working model and the point at which a product was ready for general release. Prior capitalized costs will continue to be amortized under the greater of revenue-based or straight-line method over the estimated useful life.
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
Prior to the enactment of the Tax Act in December 2017, the Company had not provided for taxes on the undistributed earnings of its foreign subsidiaries as the Company either reinvested or intended to reinvest those earnings outside of the U.S. As a result of the Tax Act, the Company has changed its indefinite reinvestment assertion related to foreign earnings that have been taxed in the U.S. and now considers a majority of these earnings no longer indefinitely reinvested. Additional information and analysis are needed to determine the final amount, if any, of the deferred tax liability considering factors such as whether non-U.S. entities are subject to withholding taxes, have reserve requirements, or have projected working capital and other capital needs in the country where the earnings were generated that would result in a decision to indefinitely reinvest a portion or all their earnings. The Company will disclose the future impact, if any, in the reporting period in which the accounting is completed, which will not exceed one year from the date of enactment of the Tax Act.
We account for uncertainty in income taxes by prescribing thresholds and attributes for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. We may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. We record any interest and/or penalties related to uncertain tax positions in the income tax expense line on our Consolidated Statements of Income. As of December 31, 2017, the Company has a total of $28 million of unrecognized tax benefits, of which $2 million is included in current taxes payable and $14 million is included in the other liabilities section of the Company’s consolidated balance sheet as a non-current liability. The remaining balance of $12 million of uncertain tax positions relates to certain tax attributes generated by the Company which are netted against the underlying deferred tax assets recorded on the balance sheet.
We regularly review our deferred tax assets for recoverability and establish a valuation allowance if it is more likely than not that some portion or all of a deferred tax asset will not be realized. We recorded $32 million in 2017 and $26 million in 2016 for valuation allowances. Due to a change in tax law enacted in the state of California in the fourth quarter of 2012, the Company established a valuation allowance to partially offset its California R&D tax credit carryforward deferred tax asset, as the Company expects to continue to generate excess California R&D tax credits into the foreseeable future.
Stock-based Compensation
We measure compensation cost for stock awards at fair value and recognize compensation expense over the service period. We utilize pricing models, including the Black-Scholes option pricing model and Monte Carlo simulation model, to estimate the fair value of stock-based compensation at the date of grant. These valuation models require the input of subjective assumptions, including expected volatility and expected term. In addition, we issue performance-based awards that vest only if specific performance conditions are satisfied. The number of shares that will be earned can vary based on actual performance. No shares will vest if the threshold objectives are not met. In the event the objectives are exceeded, additional shares will vest up to a maximum payout. The cost of these awards is expensed over the performance period based upon management’s estimate and analysis of the probability of meeting the performance criteria. Because the actual number of shares to be awarded is not known until the end of the performance period, the actual compensation expense related to these awards could differ from our current expectations. As a result of the adoption of the FASB Accounting Standards Update - Improvements to Employee Share-Based Payment Accounting, effective January 1, 2016, we account for forfeitures as they occur instead of estimating forfeitures at the time of grant and revising those estimates in subsequent periods if actual forfeitures differ from our estimates.
Goodwill and Acquired Intangible Assets
The Company reviews goodwill for impairment annually and whenever events or changes in circumstances indicate the carrying value of goodwill may not be recoverable. The Company tests goodwill by first performing a qualitative analysis to determine if it is more likely than not that the fair value of the reporting unit is below its carrying value. Qualitative factors may include, but are not limited to, economic, market and industry conditions, and overall financial performance of the reporting unit. If the Company determines that it is more likely than not that the fair value of the reporting unit is below its carrying value after assessing these qualitative factors, then the guidance on goodwill impairment requires the company to perform a quantitative impairment test. In this test, the Company compares the fair value of each reporting unit to its carrying value. The Company typically determines the fair value of its reporting units using a weighting of fair values derived from the income and market approaches. Under the income approach, the Company calculates the fair value of a reporting unit based on the present value of estimated future cash flows. The market approach estimates fair value based on market multiples of revenue and earnings derived from comparable companies with similar operating and investment characteristics as the reporting unit. If the fair value of the reporting unit exceeds the carrying value of the net assets assigned to that unit, goodwill is not impaired. If the carrying value of the net assets assigned to the reporting unit exceeds the fair value of the reporting unit, then the company records an impairment loss equal to the difference. Teradata reviewed two reporting units in its 2017 goodwill impairment assessment, as each operating segment was deemed as a reporting unit for purposes of testing. Based on the Company's evaluation and weighting of the events and circumstances that have occurred since the most recent quantitative test, the Company concluded that it was not more likely than not that each reporting unit's fair value was below its carrying value. Therefore, the Company determined that it was not necessary to perform a quantitative goodwill impairment test for the reporting units in 2017. See “Note 3—Goodwill and Acquired Intangible Assets" for additional information.
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
Pension and Postemployment Benefits
We measure pension and postemployment benefit costs and credits using actuarial valuations. Actuarial assumptions attempt to anticipate future events and are used in calculating the expense and liability relating to these plans. These factors include assumptions we make about interest rates, expected investment return on plan assets, total and involuntary turnover rates, and rates of future compensation increases. In addition, our actuarial consultants also use subjective factors such as withdrawal rates and mortality rates to develop our valuations. We review and update these assumptions on an annual basis at the beginning of each fiscal year. We are required to consider current market conditions, including changes in interest rates, in making these assumptions. The actuarial assumptions that we use may differ materially from actual results due to changing market and economic conditions, higher or lower withdrawal rates, or longer or shorter life spans of participants. These differences may result in a significant impact to the measurement of our pension and postemployment benefit obligations, and to the amount of pension and postemployment benefits expense we have recorded or may record. For example, as of December 31, 2017, a one-half percent increase/decrease in the discount rate would change the projected benefit obligation of our pension plans by approximately $7 million, and a one-half percent increase/decrease in our involuntary turnover assumption would change our postemployment benefit obligation by approximately $10 million.
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
The Company employs a foreign currency hedging strategy to limit potential losses in earnings or cash flows from adverse foreign currency exchange rate movements. Foreign currency exposures arise from transactions denominated in a currency other than the Company’s functional currency and from foreign denominated revenue and profit translated into U.S. dollars. The primary currencies to which the Company is exposed include the euro, the British pound, the Japanese yen, the Australian dollar, the Canadian dollar and other Asian and South American currencies. Exposures are hedged with foreign currency forward contracts with maturity dates of twelve months or less. The potential loss in fair value at December 31, 2017, for such contracts resulting from a hypothetical 10% adverse change in all foreign currency exchange rates is approximately $2 million. This loss would be mitigated by corresponding gains on the underlying exposures. For additional information regarding the Company’s foreign currency hedging strategy, see “Note 7— Derivative Instruments and Hedging Activities” in the Notes to Consolidated Financial Statements elsewhere in this Annual Report.

Item 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Teradata Corporation:
Opinions on the Financial Statements and Internal Control over Financial Reporting
We have audited the accompanying consolidated balance sheets of Teradata Corporation and its subsidiaries as of December 31, 2017 and December 31, 2016, and the related consolidated statements of (loss) income, comprehensive (loss) income, changes in stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2017, including the related notes and financial statement schedule listed in the index appearing under Item 15(a)(2) of Teradata Corporation (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and December 31, 2016, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2017 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.
Basis for Opinions
The Company's management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in Management's Annual Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on the Company’s consolidated financial statements and on the Company's internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud, and whether effective internal control over financial reporting was maintained in all material respects.
Our audits of the consolidated financial statements included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.
Definition and Limitations of Internal Control over Financial Reporting
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ PricewaterhouseCoopers LLP
Atlanta, GA
February 23, 2018
We have served as the Company’s auditor since 2007.

TERADATA CORPORATION
Consolidated Statements of (Loss) Income
In millions, except per share amounts

	For the Years Ended December 31
	2017	2016	2015
Revenue
Product and cloud revenue	$747	$923	$1,115
Service revenue	1,409	1,399	1,415
Total revenue	2,156	2,322	2,530
Costs and operating expenses
Cost of product and cloud	325	383	489
Cost of services	809	751	765
Selling, general and administrative expenses	652	664	765
Research and development expenses	306	212	228
Impairment of goodwill, acquired intangibles and other assets	—	80	478
Total costs and operating expenses	2,092	2,090	2,725
Income (loss) from operations	64	232	(195)
Other (expense) income, net
Interest expense	(15)	(12)	(9)
Other income, net	9	1	60
Total other (expense) income, net	(6)	(11)	51
Income (loss) before income taxes	58	221	(144)
Income tax expense	125	96	70
Net (loss) income	$(67)	$125	$(214)
Net (loss) income per common share
Basic	$(0.53)	$0.96	$(1.53)
Diluted	$(0.53)	$0.95	$(1.53)
Weighted average common shares outstanding
Basic	125.8	129.7	139.6
Diluted	125.8	131.5	139.6
The accompanying notes are an integral part of the consolidated financial statements.

TERADATA CORPORATION

Consolidated Statements of Comprehensive (Loss) Income
In millions

	For the Years Ended December 31
	2017	2016	2015
Net (loss) income	$(67)	$125	$(214)
Other comprehensive income (loss):
Foreign currency translation adjustments	16	(7)	(36)
Securities:
Reclassification of gain to net income (loss)	—	—	(26)
Unrealized loss on securities, before tax	—	—	(7)
Tax impact on securities	—	—	2
Net change in securities	—	—	(31)
Defined benefit plans:
Reclassification of loss to net income (loss)	4	3	3
Defined benefit plan adjustment, before tax	(6)	(12)	(9)
Defined benefit plan adjustment, tax portion	1	3	1
Defined benefit plan adjustment, net of tax	(1)	(6)	(5)
Other comprehensive income (loss)	15	(13)	(72)
Comprehensive (loss) income	$(52)	$112	$(286)
The accompanying notes are an integral part of the consolidated financial statements.

TERADATA CORPORATION
Consolidated Balance Sheets
In millions, except per share amounts

	At December 31
	2017	2016
Assets
Current assets
Cash and cash equivalents	$1,089	$974
Accounts receivable, net	554	548
Inventories	30	34
Other current assets	77	65
Total current assets	1,750	1,621
Property and equipment, net	162	138
Capitalized software, net	121	187
Goodwill	399	390
Acquired intangible assets, net	23	11
Deferred income taxes	57	49
Other assets	44	17
Total assets	$2,556	$2,413
Liabilities and stockholders’ equity
Current liabilities
Current portion of long-term debt	$60	$30
Short-term borrowings	240	—
Accounts payable	74	103
Payroll and benefits liabilities	173	139
Deferred revenue	414	369
Other current liabilities	102	88
Total current liabilities	1,063	729
Long-term debt	478	538
Pension and other postemployment plan liabilities	109	96
Long-term deferred revenue	85	14
Deferred tax liabilities	4	33
Other liabilities	149	32
Total liabilities	1,888	1,442
Commitments and contingencies (Note 8)
Stockholders’ equity
Preferred stock: par value $0.01 per share, 100.0 shares authorized, no shares issued and outstanding at December 31, 2017 and 2016, respectively	—	—
Common stock: par value $0.01 per share, 500.0 shares authorized, 121.9 and 130.6 shares issued at December 31, 2017 and 2016, respectively	1	1
Paid-in capital	1,320	1,220
Accumulated deficit	(579)	(161)
Accumulated other comprehensive loss	(74)	(89)
Total stockholders’ equity	668	971
Total liabilities and stockholders’ equity	$2,556	$2,413
The accompanying notes are an integral part of the consolidated financial statements.

TERADATA CORPORATION
Consolidated Statements of Cash Flows
In millions

	For the Years Ended December 31
	2017	2016	2015
Operating activities
Net (loss) income	$(67)	$125	$(214)
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	138	128	170
Stock-based compensation expense	68	62	56
Excess tax benefit from stock-based compensation	—	—	(2)
Deferred income taxes	(34)	(3)	(39)
Gain on investments	—	(2)	(57)
Impairment of goodwill, acquired intangibles and other assets	—	80	478
Changes in assets and liabilities, net of acquisitions:
Receivables	(6)	40	1
Inventories	3	14	(11)
Account payables and accrued expenses	12	11	(8)
Deferred revenue	115	1	24
Other assets and liabilities	95	(10)	3
Net cash provided by operating activities	324	446	401
Investing activities
Expenditures for property and equipment	(78)	(53)	(52)
Additions to capitalized software	(9)	(65)	(68)
Proceeds from sales of property and equipment	—	5	—
Proceeds from disposition of investments	—	2	85
Proceeds from sale of business	—	92	—
Business acquisitions and other investing activities, net	(21)	(16)	(17)
Net cash used in investing activities	(108)	(35)	(52)
Financing activities
Proceeds from long-term borrowings	—	—	600
Repayments of long-term borrowings	(30)	(30)	(247)
Proceeds from credit facility borrowings	420	—	180
Repayments of credit-facility borrowings	(180)	(180)	(220)
Repurchases of common stock	(351)	(82)	(657)
Excess tax benefit from stock-based compensation	—	—	2
Other financing activities, net	32	30	18
Net cash used in financing activities	(109)	(262)	(324)
Effect of exchange rate changes on cash and cash equivalents	8	(14)	(20)
Increase in cash and cash equivalents	115	135	5
Cash and cash equivalents at beginning of year	974	839	834
Cash and cash equivalents at end of year	$1,089	$974	$839
Supplemental data
Cash paid during the year for:
Income taxes	$25	$105	$98
Interest	$14	$12	$8
The accompanying notes are an integral part of the consolidated financial statements.

TERADATA CORPORATION
Consolidated Statements of Changes in Stockholders’ Equity
In millions

	Common Stock		Paid-in	Retained Earnings (Accumulated	Accumulated Other Comprehensive
	Shares	Amount	Capital	Deficit)	Income (Loss)	Total
December 31, 2014	148	$1	$1,054	$656	$(4)	$1,707
Net income				(214)		(214)
Employee stock compensation, employee stock purchase programs and option exercises	2		78			78
Income tax benefit from stock compensation plans			(4)			(4)
Repurchases of common stock, retired	(19)			(646)		(646)
Pension and postemployment benefit plans, net of tax					(5)	(5)
Unrealized gain on securities					(31)	(31)
Currency translation adjustment					(36)	(36)
December 31, 2015	131	$1	$1,128	$(204)	$(76)	$849
Net loss				125		125
Employee stock compensation, employee stock purchase programs and option exercises	3		92			92
Repurchases of common stock, retired	(3)			(82)		(82)
Pension and postemployment benefit plans, net of tax					(6)	(6)
Currency translation adjustment					(7)	(7)
December 31, 2016	131	$1	$1,220	$(161)	$(89)	$971
Net loss				(67)		(67)
Employee stock compensation, employee stock purchase programs and option exercises	2		100			100
Repurchases of common stock, retired	(11)			(351)		(351)
Pension and postemployment benefit plans, net of tax					(1)	(1)
Currency translation adjustment					16	16
December 31, 2017	122	$1	$1,320	$(579)	$(74)	$668
The accompanying notes are an integral part of the consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 1 Description of Business, Basis of Presentation and Significant Accounting Policies
Description of the Business. Teradata Corporation (“Teradata” or the “Company”) is a global leader in analytic data solutions and services. Our analytic data solutions comprise software, hardware, and related business consulting and support services for analytics across a company’s entire analytical ecosystem.
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
Revenue Recognition. Teradata’s solution offerings typically include software, unspecified when-and-if-available software upgrades, hardware, maintenance support services, and other consulting, implementation and installation-related (“consulting”) services. Teradata records revenue when it is realized, or realizable, and earned. Teradata considers these requirements met when:

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
The Company’s deliverables often involve delivery or performance at different periods of time. Revenue for perpetual software is generally recognized upon delivery with the hardware once title and risk of loss have been transferred. Revenue for unspecified software upgrades or enhancements on a when-and-if-available basis are recognized straight-line over the term of the arrangement. Revenue for maintenance support services is also recognized on a straight-line basis over the term of the contract. Revenue for other consulting, implementation and installation services is recognized as services are provided. In certain instances, acceptance of the product or service is specified by the customer. In such cases, revenue is deferred until the acceptance criteria have been met. Delivery and acceptance generally occur in the same reporting period. The Company’s arrangements generally do not include any customer negotiated provisions for cancellation, termination or refunds that would significantly impact recognized revenue.
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
Teradata’s analytic software and hardware products are sold and delivered together in the form of a “Node” of capacity as an integrated technology solution. Because both the analytic software and hardware platform are necessary to deliver the analytic data platform’s essential functionality, the analytic software and hardware (Node) are excluded from the software rules and considered a non-software related deliverable. Teradata software applications and related support are considered software-related deliverables. Additionally, the amount of revenue allocated to the delivered items utilizing the relative selling price or fair value method is limited to the amount that is not contingent upon the delivery of additional items or meeting other specified performance conditions (the non-contingent amount).
VSOE is based upon the normal pricing and discounting practices for those products and services when sold separately. Teradata uses the stated renewal rate approach in establishing VSOE for maintenance and when-and-if-available software upgrades (collectively referred to as PCS). Under this approach, the Company assesses whether the contractually stated renewal rates are substantive and consistent with the Company’s normal pricing practices. Renewal rates greater than the lower level of our targeted pricing ranges are substantive and, therefore, meet the requirements to support VSOE. In instances where there is not a substantive renewal rate in the arrangement, the Company allocates revenue based upon BESP, using the minimum established pricing targets as supported by the renewal rates for similar customers utilizing the bell-curve method. Teradata also offers consulting and installation-related services to its customers, which are considered non-software deliverables if they relate to the nodes. These services are rarely considered essential to the functionality of the analytics solution deliverable and there is never software customization of the proprietary database software. VSOE for consulting services is based on the hourly rates for standalone consulting services projects by geographic region and are indicative of the Company’s customary pricing practices. Pricing in each market is structured to obtain a reasonable margin based on input costs.
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
The primary consideration in developing BESP for the Company’s nodes is the bell-curve method based on historical transactions. The BESP analysis is at the geography level to align it with the way in which the Company goes to market and establishes pricing for its products. The Company has established discount ranges off published list prices for different geographies based on strategy and maturity of Teradata’s presence in the respective geography. There are distinctions in each geography and product group which support the use of geographies and markets for the determination of BESP. For example, the Company’s U.S. market is relatively mature and most of the large transactions are captured in this market, whereas the International markets are less mature with generally smaller deal size. Additionally, the prices and margins for the Company’s products vary by geography and by product class. BESP is analyzed on a semi-annual basis using data from the four previous quarters, which the Company believes best reflects most recent pricing practices in a changing marketplace.
The Company reviews VSOE, TPE and its determination of BESP on a periodic basis and updates it, when appropriate, to ensure that the practices employed reflect the Company’s recent pricing experience. The Company maintains internal controls over the establishment and updates of these estimates, which includes review and approval by the Company’s management. For the year ended December 31, 2017 there was no material impact to revenue resulting from changes in VSOE, TPE or BESP.
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

•
Cloud - These arrangements include a right-to-access software license that the customer does not have a right to take possession of without significant penalty during the hosting period and the services can be delivered through a managed or public cloud. These arrangements are recognized outside the software rules and revenue is recognized ratably over the contract term. The term of these arrangements typically varies between one and five years.

•
Rentals - Teradata owns the equipment and may or may not provide managed services. The revenue for these arrangements is generally recognized straight-line over the term of the contract. The term of these arrangements typically varies between one and three years and are generally accounted for as operating leases.

•
Service model - Teradata owns the equipment to provide the service on-premises. Service models typically include a minimum fixed amount that is recognized ratably over the contract term and may include an elastic amount for usage above the minimum, which is recognized monthly based on actual utilization. The term of these arrangements varies between one and five years.

Shipping and Handling. Product shipping and handling costs are included in cost of products in the Consolidated Statements of (Loss) Income.
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
Available-for-sale Securities. Available-for-sale securities are reported at fair value. Unrealized holding gains and losses are excluded from earnings and reported in other comprehensive (loss) income. Realized gains and losses are included in other income and expense in the Consolidated Statements of (Loss) Income.

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

In millions	2017	2016	2015
Depreciation expense	$55	$49	$53
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
Costs incurred for the development of analytic applications are expensed as incurred based on the frequency and agile nature of development. Prior to December 31, 2016, costs incurred for the development of analytic database software that will be sold, leased or otherwise marketed were capitalized between technological feasibility and the point at which a product was ready for general release. Technological feasibility is established when planning, designing and initial coding activities that are necessary to establish the product can be produced to meet its design specifications are complete. In the absence of a program design, a working model is used to establish technological feasibility. These costs are included within capitalized software and are amortized over the estimated useful lives of four years using the greater of the ratio that current gross revenues for a product bear to the total of current and anticipated future gross revenues for that product or the straight-line method over the remaining estimated economic life of the product beginning when the product is available for general release. Costs capitalized include direct labor and related overhead costs. Costs incurred prior to technological feasibility and after general release are expensed as incurred.
Our research and development efforts have recently become more driven by market requirements and rapidly changing customers' needs. In addition, the Company started applying agile development methodologies to help respond to new technologies and trends. Agile development methodologies are characterized by a more dynamic development process with more frequent and iterative revisions to a product release features and functions as the software is being developed. Due to the shorter development cycle and focus on rapid production associated with agile development, the Company did not capitalize any amounts for external-use software development costs in 2017 due to the relatively short duration between the completion of the working model and the point at which a product is ready for general release. Prior capitalized costs will continue to be amortized under the greater of revenue-based or straight-line method over the estimated useful life.
The following table identifies the activity relating to capitalized software:

	Internal-use Software			External-use Software
In millions	2017	2016	2015	2017	2016	2015
Beginning balance at January 1	$13	$13	$13	$174	$177	$186
Capitalized	9	6	6	—	59	61
Amortization	(6)	(6)	(6)	(69)	(62)	(70)
Ending balance at December 31	$16	$13	$13	$105	$174	$177
The aggregate amortization expense (actual and estimated) for internal-use and external-use software for the following periods is:

	Actual	For the years ended (estimated)
In millions	2017	2018	2019	2020	2021	2022
Internal-use software amortization expense	$6	$7	$7	$7	$7	$6
External-use software amortization expense	$69	$49	$34	$22	$—	$—

Estimated expense, which is recorded to cost of sales for external use software, is based on capitalized software at December 31, 2017 and does not include any new capitalization for future periods.
Valuation of Long-Lived Assets. Long-lived assets such as property and equipment, acquired intangible assets and internal capitalized software are reviewed for impairment when events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. An impairment loss would be recognized when estimated future undiscounted cash flows expected to result from the use of the asset and its eventual disposition are less than the carrying amount. No impairment was recognized during 2017.
Goodwill. Goodwill represents the excess of the purchase price in a business combination over the fair value of net tangible and intangible assets acquired. Goodwill amounts are not amortized, but rather are tested for impairment annually or upon occurrence of an event or change in circumstances that would more likely than not reduce the fair value of a reporting unit below its carrying amount. See Note 3 - Goodwill and Acquired Intangibles for additional information.
Warranty. Provisions for product warranties are recorded in the period in which the related revenue is recognized. The Company accrues warranty reserves using percentages of revenue to reflect the Company’s historical average warranty claims.
Research and Development Costs. Research and development costs are expensed as incurred (except for the capitalized software development costs discussed above). Research and development costs primarily include labor-related costs, contractor fees, and overhead expenses directly related to research and development support.
Pension and Postemployment Benefits. The Company accounts for its pension and postemployment benefit obligations using actuarial models. The measurement of plan obligations was made as of December 31, 2017. Liabilities are computed using the projected unit credit method. The objective under this method is to expense each participant’s benefits under the plan as they accrue, taking into consideration salary increases and the plan’s benefit allocation formula. Thus, the total pension or postemployment benefit to which each participant is expected to become entitled is broken down into units, each associated with a year of past or future credited service.
The Company recognizes the funded status of its pension and postemployment plan obligations in its consolidated balance sheet and records in other comprehensive income certain gains and losses that arise during the period, but are deferred under pension and postemployment accounting rules.
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
Income Taxes. Income tax expense is provided based on income before income taxes in the various jurisdictions in which the Company conducts its business. Deferred income taxes reflect the impact of temporary differences between assets and liabilities recognized for financial reporting purposes and such amounts recognized for tax purposes. These deferred taxes are determined based on the enacted tax rates expected to apply in the periods in which the deferred assets or liabilities are expected to be settled or realized. For the Global Intangible Low-Taxed Income (“GILTI”) provisions of the Tax Act, a provisional estimate could not be made as the Company has not yet completed its assessment of or elected an accounting policy to either recognize deferred taxes for basis differences expected to reverse as GILTI or to record GILTI as period costs if and when incurred. In accordance with SEC guidance, provisional amounts may be refined as a result of additional guidance from, and interpretations by, U.S. regulatory and standard-setting bodies and changes in assumptions. Teradata recognizes tax benefits from uncertain tax positions only if it is more likely than not the tax position will be sustained on examination by taxing authorities, based on the technical merits of the position. The Company records valuation allowances related to its deferred income tax assets when it is more likely than not that some portion or all of the deferred income tax assets will not be realized.
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
The components of basic and diluted earnings (loss) per share are as follows:

	For the years ended December 31
In millions, except (loss) earnings per share	2017	2016	2015
Net (loss) income attributable to common stockholders	$(67)	$125	$(214)
Weighted average outstanding shares of common stock	125.8	129.7	139.6
Dilutive effect of employee stock options, restricted shares and other stock awards	—	1.8	—
Common stock and common stock equivalents	125.8	131.5	139.6
Earnings (loss) per share:
Basic	$(0.53)	$0.96	$(1.53)
Diluted	$(0.53)	$0.95	$(1.53)
For 2017, due to the net loss attributable to Teradata common stockholders, largely due to the tax expense recorded as a result of the Tax Cuts and Jobs Act of 2017, potential common shares that would cause dilution, such as employee stock options, restricted shares and other stock awards, have been excluded from the diluted share count because their effect would have been anti-dilutive. For 2017, the fully diluted shares would have been 127.8 million
For 2015, due to the net loss attributable to Teradata common stockholders, largely due to the goodwill and acquired intangibles impairment charges, potential common shares that would cause dilution, such as employee stock options, restricted shares and other stock awards, have been excluded from the diluted share count because their effect would have been anti-dilutive. For 2015, the fully diluted shares would have been 141.9 million.
Options to purchase 2.7 million in 2017, 5.2 million shares in 2016 and 4.5 million shares in 2015 of common stock, were not included in the computation of diluted earnings per share because their exercise prices were greater than the average market price of the common shares and, therefore, the effect would have been anti-dilutive.
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
The Company will adopt the new accounting guidance effective January 1, 2018 by utilizing the modified retrospective method. The Company is still evaluating and finalizing the impact on its consolidated financial position, results of operations and cash flows.
Although the Company is still evaluating the impact on its consolidated financial statements, the Company believes the most significant impacts will likely include the following items:

•
As the Company transitions to the new go-to-market offerings, such as subscription-based licenses rather than perpetual licenses, the Company could potentially see a more significant impact in the amount of revenue recognized over time under the current rules but upfront under the new rules. This impact will result in revenue that is adjusted to retained earnings in the period of adoption and therefore not recognized in future periods or restated to prior periods due to the Company applying the modified retrospective method of adoption.

•
The Company currently expenses contract acquisition costs and believes that the requirement to defer incremental contract acquisition costs and recognize them over the term of the contract to which the costs relate will have an impact, especially as the Company transitions to longer-term, over-time revenue contracts.

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

The Company expects to record approximately $20 million of adjustments to retained earnings for the revenue-related items discussed above. The Company also expects to record approximately $15 million of deferred compensation costs upon adoption that will then be amortized in future periods.
The Company does not expect that the new standard will result in substantive changes in our performance obligations or the amounts of revenue allocated between multiple performance obligations, with the exception of contingent revenue discussed above. The Company is still in the process of evaluating and finalizing these impacts, and our initial assessment may change as the Company continues with implementing new systems, processes, accounting policies and internal controls.
Leases.  In February 2016, the FASB issued new guidance which requires a lessee to account for leases as finance or operating leases. Both leases will result in the lessee recognizing a right-of-use asset and a corresponding lease liability on its balance sheet, with differing methodology for income statement recognition. For lessors, the standard modifies the classification criteria and the accounting for sales-type and direct financing leases. Entities will classify leases to determine how to recognize lease-related revenue and expense. This standard is effective for public entities for fiscal years, and interim periods within those years, beginning after December 15, 2018, and early adoption is permitted. A modified retrospective approach is required for leases existing or entered into after the beginning of the earliest comparative period in the consolidated financial statements. The Company is currently assessing the impact of this update on its consolidated financial statements. We currently believe that the most significant changes will be related to the recognition of right-of-use assets and lease liabilities on our consolidated balance sheets for real estate and equipment leases that are currently classified as operating leases and therefore not recorded on the consolidated balance sheets.
Statement of Cash Flows: Classification of Certain Cash Receipts and Cash Payments. In August 2016, the FASB issued an update addressing eight specific cash flow issues to reduce diversity in practice. The amended guidance is effective for fiscal years beginning after December 31, 2017, and for interim periods within those years.

Early adoption is permitted. The Company will adopt this amended guidance in the first quarter of 2018 and does not expect the impact on its consolidated financial statements to be material.
Financial Instruments. In January 2016, the FASB issued new guidance which enhances the reporting model for financial instruments and related disclosures. This update requires equity securities to be measured at fair value with changes in fair value recognized through net income and will eliminate the cost method for equity securities without readily determinable fair values. The provisions are effective for public entities with fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. Early adoption is permitted, in certain circumstances. The Company will adopt this amended guidance in the first quarter of 2018 and does not expect the impact on its consolidated financial statements to be material.
Intra-entity asset transfers. In October 2016, the FASB issued accounting guidance to simplify the accounting for income tax consequences of intra-entity transfers of assets other than inventory. Under this guidance, companies will be required to recognize the income tax consequences of an intra-entity asset transfer when the transfer occurs. Current guidance prohibits companies from recognizing current and deferred income taxes for an intra-entity asset transfer until the asset has been sold to an outside party. The guidance must be applied on a modified retrospective basis through a cumulative-effect adjustment to retained earnings as of the period of adoption. The guidance is effective for periods beginning after December 15, 2017 and early adoption is permitted. The Company will adopt this amended guidance in the first quarter of 2018 and does not expect the impact on its consolidated financial statements to be material.
Classification of restricted cash. In December 2016, the FASB issued accounting guidance to address diversity in the classification and presentation of changes in restricted cash on the statement of cash flows. Under this guidance, companies will be required to present restricted cash and restricted cash equivalents with cash and cash equivalents when reconciling the beginning-of-period and end-of-period amounts shown on the statement of cash flows. The guidance is required to be applied retrospectively and is effective for periods beginning after December 15, 2017, with early adoption permitted. The Company will adopt this amended guidance in the first quarter of 2018 and does not expect the impact on its consolidated financial statements to be material.
Clarification on the definition of a business. In January 2017, the FASB issued accounting guidance to clarify the definition of a business with the objective of adding guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. This new guidance is effective for reporting periods beginning after December 15, 2017 with early adoption permitted. The Company will adopt this amended guidance in the first quarter of 2018 and does not expect the impact on its consolidated financial statements to be material.
Presentation of Net Periodic Pension Cost and Net Periodic Post-retirement Benefit Cost. In March 2017, the FASB issued accounting guidance for “Compensation – Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Post-retirement Benefit Cost”. The amendment requires the service cost component of net periodic benefit cost be presented in the same income statement line item as other employee compensation costs arising from services rendered during the period and other components of the net periodic benefit cost be presented separately from the line item that includes the service cost and outside of any subtotal of operating income. For public entities, the amendments are effective for interim and annual reporting periods beginning after December 15, 2017. The Company will adopt this amended guidance in the first quarter of 2018. The retroactive adoption of this standard will result in an increase in operating income and a corresponding decrease in other income (primarily related to the return on pension assets) for the years ended December 31 of $4 million in 2017 and $3 million in 2016.
Stock Compensation. In May 2017, the FASB issued accounting guidance for "Compensation—Stock Compensation (Topic 718) - Scope of Modification Accounting". The amendments in this update provide guidance about which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting. The current disclosure requirements in Topic 718 apply regardless of whether an entity is required to apply modification accounting under the amendments in this update. The amendments in this update are effective for all entities for annual periods, and interim periods within those annual periods, beginning after December 15, 2017. Early adoption is permitted, including adoption in any interim period. The Company will adopt this amended guidance in the first quarter of 2018 and does not expect any impact on its consolidated financial statements.

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
Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income. In February 2018, the FASB issued guidance allowing companies the option to reclassify to retained earnings the tax effects related to items in Accumulated other comprehensive income (loss) as a result of the Tax Cuts and Jobs Act that was enacted on December 22, 2017. This update is effective in fiscal years, including interim periods, beginning after December 15, 2018, and early adoption is permitted. This guidance should be applied either in the period of adoption or retrospectively to each period in which the effects of the change in the U.S. federal income tax rate in the Tax Cuts and Jobs Act is recognized. The Company is currently evaluating the impact of the guidance on our consolidated financial statements.
Recently Adopted Guidance
Simplifying the measurement for goodwill. In January 2017, the FASB issued guidance to simplify the accounting for the impairment of goodwill. The guidance removes Step 2 of the goodwill impairment test, which requires a hypothetical purchase price allocation. A goodwill impairment will now be the amount by which a reporting unit’s carrying value exceeds its fair value, not to exceed the carrying amount of goodwill. The Company early adopted this accounting guidance effective January 1, 2017. This amendment did not have an impact on the Company's consolidated financial statements.

Note 2 Supplemental Financial Information

	At December 31
In millions	2017	2016
Accounts receivable
Trade	$559	$561
Other	7	6
Accounts receivable, gross	566	567
Less: allowance for doubtful accounts	(12)	(19)
Total accounts receivable, net	$554	$548
Inventories
Finished goods	$18	$20
Service parts	12	14
Total inventories	$30	$34
Property and equipment
Land	$8	$8
Buildings and improvements	82	77
Machinery and other equipment	404	354
Property and equipment, gross	494	439
Less: accumulated depreciation	(332)	(301)
Total property and equipment, net	$162	$138
Other current liabilities
Sales and value-added taxes	$30	$28
Pension and other postemployment plan liabilities	2	7
Other	70	53
Total other current liabilities	$102	$88
Deferred revenue
Deferred revenue, current	$414	$369
Long-term deferred revenue	85	14
Total deferred revenue	$499	$383
Other long-term liabilities
Transition tax	$133	$—
Uncertain tax positions	14	20
Other	2	12
Total other long-term liabilities	$149	$32

Note 3 Goodwill and Acquired Intangible Assets
The following table identifies the activity relating to goodwill by operating segment:

In millions	Balance at December 31, 2016	Additions	Currency Translation Adjustments	Balance at December 31, 2017
Goodwill
Americas Data and Analytics	$251	$2	$—	$253
International Data and Analytics	139	—	7	146
Total goodwill	$390	$2	$7	$399
During 2017, the Company recorded additional goodwill of $2 million, for an immaterial acquisition that occurred during the period.
In the fourth quarter of 2017, the Company performed its annual impairment test of goodwill and determined that no impairment to the carrying value of goodwill was necessary. The Company reviewed two reporting units in its 2017 goodwill impairment assessment, as both geographic operating segments were considered separate reporting units for purposes of testing. Based on the Company's evaluation and weighting of the events and circumstances that have occurred since the most recent quantitative test, the Company concluded that it was not more likely than not that each reporting unit's fair value was below its carrying value. Therefore, the Company determined that it was not necessary to perform a quantitative goodwill impairment test for the reporting units in 2017.
Acquired intangible assets were specifically identified when acquired, and are deemed to have finite lives. The gross carrying amount and accumulated amortization for Teradata’s acquired intangible assets were as follows:

		December 31, 2017		December 31, 2016
In millions	Amortization Life (in Years)	Gross Carrying Amount	Accumulated Amortization and Currency Translation Adjustments	Gross Carrying Amount	Accumulated Amortization and Currency Translation Adjustments
Acquired intangible assets
Intellectual property/developed technology	1 to 7	$43	$(20)	$71	$(61)
Trademarks/trade names	5	—	—	1	(1)
In-process research and development	5	—	—	5	(4)
Total		$43	$(20)	$77	$(66)
During 2017, the Company recorded additional intangibles of $18 million, for intellectual property related to an immaterial acquisition that occurred during the period. The gross carrying amount of acquired intangibles was reduced by certain intangible assets previously acquired that became fully amortized and were removed from the balance sheet.
The aggregate amortization expense (actual and estimated) for acquired intangible assets for the following periods is:

	Actual			For the years ended (estimated)
In millions	2015	2016	2017	2018	2019	2020	2021	2022
Amortization expense	$40	$10	$8	$7	$6	$4	$4	$2

Note 4 Income Taxes
For the years ended December 31, income (loss) before income taxes consisted of the following:

In millions	2017	2016	2015
Income (loss) before income taxes
United States	$(26)	$93	$(88)
Foreign	84	128	(56)
Total income (loss) before income taxes	$58	$221	$(144)
For the years ended December 31, income tax expense consisted of the following:

In millions	2017	2016	2015
Income tax expense
Current
Federal	$132	$67	$74
State and local	2	7	9
Foreign	25	25	26
Deferred
Federal	(22)	7	(19)
State and local	(4)	1	(3)
Foreign	(8)	(11)	(17)
Total income tax expense	$125	$96	$70
Effective income tax rate	215.5%	43.4%	(48.6%)

The following table presents the principal components of the difference between the effective tax rate and the U.S. federal statutory income tax rate for the years ended December 31:

In millions	2017	2016	2015
Income tax expense at the U.S. federal tax rate	35.0%	35.0%	35.0%
Foreign income tax differential	(18.0)%	(13.2)%	14.0%
State and local income taxes	(11.0)%	0.2%	0.5%
U.S. permanent book/tax differences	(12.0)%	(0.1)%	3.1%
Change in valuation allowance for California R&D credit	10.0%	0.8%	(3.4)%
U.S. manufacturing deduction permanent difference	(8.0)%	(3.5)%	5.5%
Goodwill impairment	—%	8.9%	(100.1)%
Tax impact of sale of marketing applications business	—%	9.9%	—%
Impact of excess tax benefits and tax deficiencies	—%	2.2%	—%
Tax impact of U.S. tax law change - IRC Section 987	—%	3.5%	—%
Deferred tax impact from U.S. rate change	(27.0)%	—%	—%
Tax impact of transition Tax- U.S. tax reform	250.0%	—%	—%
Other, net	(3.5)%	(0.3)%	(3.2)%
Effective income tax rate	215.5%	43.4%	(48.6)%
The 2017 effective tax rate was impacted by the Tax Act, which was signed into law on December 22, 2017, making significant changes to the U.S. Internal Revenue Code. Changes include, but are not limited to, a corporate tax rate decrease from 35% to 21% effective for tax years beginning after December 31, 2017, the transition of U.S. international taxation from a worldwide tax system to a modified territorial tax system, and a one-time transition tax on the mandatory deemed repatriation of cumulative foreign earnings as of December 31, 2017. On December 22, 2017, Staff Accounting Bulletin No. 118 ("SAB 118") was issued to address the application of GAAP in situations when a registrant does not have the necessary information available, prepared, or analyzed (including computations) in reasonable detail to complete the accounting for certain income tax effects of the Tax Act.
In accordance with SAB 118, the Company has determined its best estimate of the impact of the Tax Act in its year-end income tax provision in accordance with its understanding of the Tax Act and guidance available as of the date of this filing and has recorded $126 million as additional income tax expense in the fourth quarter of 2017. The provisional amount related to the one-time transition tax on the mandatory deemed repatriation of foreign earnings was $145 million of tax expense based on cumulative foreign earnings of $1.3 billion, which the Company expects to pay over an 8-year period. In addition, a tax benefit of $19 million was recorded, a majority of which related to the re-measurement of certain deferred tax assets and liabilities based on the rates at which they are expected to reverse in the future. The ultimate impact may differ materially from these provisional amounts, due to, among other things, additional analysis, changes in interpretations and assumptions the Company has made, additional regulatory guidance that may be issued, and actions the Company may take as a result of the Tax Act.
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
Deferred income tax assets and liabilities included in the balance sheets at December 31 were as follows:

In millions	2017	2016
Deferred income tax assets
Employee pensions and other liabilities	$50	$59
Other balance sheet reserves and allowances	13	18
Tax loss and credit carryforwards	59	53
Deferred revenue	3	3
Other	2	—
Total deferred income tax assets	127	133
Valuation allowance	(32)	(26)
Net deferred income tax assets	95	107
Deferred income tax liabilities
Intangibles and capitalized software	30	63
Property and equipment	12	22
Other	—	6
Total deferred income tax liabilities	42	91
Total net deferred income tax assets	$53	$16
As of December 31, 2017, Teradata has net operating loss ("NOL") and tax credit carryforwards totaling $59 million (tax effected and before any valuation allowance offset and application of recognition criteria for uncertain tax positions). Of the total tax carryforwards, $15 million are NOL's in the U.S. and certain foreign jurisdictions, a small portion of which will begin to expire in 2019 and $44 million are California R&D tax credits that have an indefinite carryforward period (which has a $32 million valuation allowance offset recorded).
Prior to the enactment of the Tax Act, the Company had not provided for taxes on the undistributed earnings of its foreign subsidiaries as the Company either reinvested or intended to reinvest those earnings outside of the U.S. As a result of the 2017 Tax Act, the Company has changed its indefinite reinvestment assertion related to foreign earnings that have been taxed in the U.S. and now considers a majority of these earnings no longer indefinitely reinvested. As a result of U.S. tax reform legislation, distributions of profits from non-U.S. subsidiaries are not expected to cause a significant U.S. tax impact in the future. However, these distributions may be subject to non-

U.S. withholding taxes if profits are distributed from certain jurisdictions. The Company has not recorded any provisional foreign or state tax expense with respect to earnings which have been subject to federal income tax as they either would not be taxable upon remittance or they are considered permanently reinvested. Additional information and analysis are needed to determine the final amount of deferred tax liability considering factors such as whether non-U.S. entities are subject to withholding taxes, have reserve requirements, or have projected working capital and other capital needs in the country where the earnings were generated that would result in a decision to indefinitely reinvest a portion or all their earnings. The Company will disclose any future impact, if any, in the reporting period in which the accounting is completed, which will not exceed one year from the date of enactment of the Tax Act in accordance with SAB 118.
The Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The Company reflects any interest and penalties recorded in connection with its uncertain tax positions as a component of income tax expense.
As of December 31, 2017, the Company’s uncertain tax positions totaled approximately $28 million, of which $2 million is reflected in current taxes payable as it is anticipated the liability will be settled within the next twelve months, and $14 million is reflected in the other liabilities section of the Company’s balance sheet as a non-current liability. The remaining balance of $12 million of uncertain tax positions relates to certain tax attributes both generated by the Company and acquired in various acquisitions, which are netted against the underlying deferred tax assets recorded on the balance sheet. The entire balance of $28 million in uncertain tax positions would cause a decrease in the effective income tax rate upon recognition. Teradata has recorded $2 million of interest accruals related to its uncertain tax liabilities as of December 31, 2017.
Below is a roll-forward of the Company’s liability related to uncertain tax positions at December 31:

In millions	2017	2016
Balance at January 1	$30	$38
Gross decreases for prior period tax positions	(1)	(7)
Gross increases for current period tax positions	3	3
Decreases due to the lapse of applicable statute of limitations	(4)	(4)
Balance at December 31	$28	$30
The Company and its subsidiaries file income tax returns in the U.S. and various state jurisdictions, as well as numerous foreign jurisdictions. As of December 31, 2017, the Company has ongoing tax audits in a limited number of state and foreign jurisdictions. However, no material adjustments have been proposed or made in any of these examinations to date, which would result in any incremental income tax expense in future periods to the Company. The Company's tax returns for years 2014-2017 are still open for assessment by tax authorities in its major jurisdictions.
Note 5 Employee Stock-based Compensation Plans
The Company recorded stock-based compensation expense for the years ended December 31 as follows:

In millions	2017	2016	2015
Stock options	$9	$9	$12
Restricted shares	56	51	41
Employee share repurchase program	3	2	3
Total stock-based compensation before income taxes	68	62	56
Tax benefit	(21)	(13)	(17)
Total stock-based compensation, net of tax	$47	$49	$39
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
As of December 31, 2017, the Company’s primary types of stock-based compensation were stock options, restricted shares, restricted share units and the employee stock purchase program (the “ESPP”).
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
The weighted-average fair value of options granted for Teradata equity awards was $11.08 in 2017, $10.68 in 2016 and $11.37 in 2015. The fair value of each option award on the grant date was estimated using the Black-Scholes option-pricing model with the following assumptions:

	2017	2016	2015
Dividend yield	—%	—%	—%
Risk-free interest rate	1.99%	2.08%	1.76%
Expected volatility	35.0%	35.2%	34.4%
Expected term (years)	6.3	6.3	6.3
The following table summarizes the Company’s stock option activity for the year ended December 31, 2017:

Shares in thousands	Shares Under Option	Weighted- Average Exercise Price per Share	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in millions)
Outstanding at January 1, 2017	6,509	$36.22	5.3	$8
Granted	10	$29.04
Exercised	(746)	$25.28
Canceled	(153)	$46.56
Forfeited	(247)	$32.97
Outstanding at December 31, 2017	5,373	$37.63	4.5	$30
Fully vested and expected to vest at December 31, 2017	5,373	$37.63	4.5	$30
Exercisable at December 31, 2017	4,220	$39.60	3.4	$21
The following table summarizes the total intrinsic value of options exercised and the cash received by the Company from option exercises under all share-based payment arrangements at December 31:

In millions	2017	2016	2015
Intrinsic value of options exercised	$6	$13	$8
Cash received from option exercises	$19	$18	$9
Tax benefit realized from option exercises	$2	$5	$3
As of December 31, 2017, there was $13 million of total unrecognized compensation cost related to unvested stock option grants. That cost is expected to be recognized over a weighted-average period of 2.4 years.
Restricted Shares and Restricted Share Units
The Teradata SIP provides for the issuance of restricted shares, as well as restricted share units. These grants consist of both service-based and performance-based awards. Service-based awards typically vest over a three-year period beginning on the effective date of grant. These grants are not subject to future performance measures. The cost of these awards, determined to be the fair market value at the date of grant, is expensed ratably over the vesting period. For substantially all restricted share grants, at the date of grant, the recipient has all rights of a stockholder, subject to certain restrictions on transferability and a risk of forfeiture. A recipient of restricted share units does not have the rights of a stockholder and is subject to restrictions on transferability and risk of forfeiture. For both restricted share grants and restricted share units, any potential dividend rights would be subject to the same vesting requirements as the underlying equity award. As a result, such rights are considered a contingent transfer of value and consequently these equity awards are not considered participating securities. Performance-based grants are subject to future performance measurements over a one-to four-year period. All performance-based shares that are earned in respect of an award will become vested at the end of the performance and/or service period provided the employee is continuously employed by the Company and applicable performance measures and other vesting conditions are met. The fair value of each performance-based award is determined on the grant date, based on the Company’s stock price, and assumes that performance targets will be achieved. Over the performance period, the number of shares of stock that will be issued is adjusted upward or downward based upon management’s assessment of the probability of achievement of performance targets. The ultimate number of shares issued and the related compensation cost recognized as expense will be based on a comparison of the final achievement of performance metrics to the specified targets.
The following table reports restricted shares and restricted share unit activity during the year ended December 31, 2017:

Shares in thousands	Number of Shares	Weighted- Average Grant Date Fair Value per Share
Unvested shares at January 1, 2017	4,042	$31.57
Granted	2,044	$34.88
Vested	(1,487)	$33.55
Forfeited/canceled	(373)	$29.05
Unvested shares at December 31, 2017	4,226	$32.76
The following table summarizes the weighted-average fair value of restricted share units granted for Teradata equity awards and the total fair value of shares vested.

	2017	2016	2015
Weighted-average fair value of restricted share units granted	$34.88	$26.61	$32.82
Total fair value of shares vested (in millions)	$50	$61	$45
As of December 31, 2017, there was $98 million of unrecognized compensation cost related to unvested restricted share grants. The unrecognized compensation cost is expected to be recognized over a remaining weighted-average period of 2.4 years.
The following table represents the composition of Teradata restricted share unit grants in 2017:

Shares in thousands	Number of Shares	Weighted- Average Grant Date Fair Value
Service-based shares	1,736	$36.33
Performance-based shares	308	$26.68
Total stock grants	2,044	$34.88
Performance-based share units granted as part of our long-term incentive program for certain corporate officers and key executives will be earned based on Teradata's total shareholder return ("TSR") over a three-year performance period relative to the other companies in the S&P 1500 Technology Index. The number of shares issued, as a percentage of the amount subject to the performance share award, could range from 0% to 200%. The grant date fair value of the non-vested performance-based awards was determined using a Monte Carlo simulation model, which utilized multiple input variables that determined the probability of satisfying the market condition requirements applicable to each award. The compensation expense for the award will be recognized if the requisite service is rendered, regardless of whether the market conditions are achieved.
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
Employees may authorize payroll deductions of up to 10% of eligible compensation for common stock purchases. A total of 4 million shares were authorized to be issued under the ESPP, with approximately 0.2 million shares remaining under that authorization at December 31, 2017. The shares of Teradata common stock purchased by a participant on an exercise date (the last day of each month), for all purposes, are deemed to have been issued and sold at the close of business on such exercise date. Prior to that time, none of the rights or privileges of a stockholder exists with respect to such shares. Employee purchases and aggregate cost were as follows at December 31:

In millions	2017	2016	2015
Employee share purchases	0.6	0.6	0.5
Aggregate cost	$15	$13	$17
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
Pension and postemployment benefit costs for the years ended December 31 were as follows:

	2017		2016		2015
In millions	Pension	Postemployment	Pension	Postemployment	Pension	Postemployment
Service cost	$9	$7	$8	$6	$8	$6
Interest cost	3	1	3	1	3	1
Expected return on plan assets	(2)	—	(2)	—	(2)	—
Settlement charge	—	—	1	—	1	—
Amortization of actuarial loss	1	2	1	1	2	—
Amortization of prior service (credit) cost	(1)	1	—	2	—	—
Divestiture	—	—	(2)	(1)	—	—
Total costs	$10	$11	$9	$9	$12	$7

The underfunded amount of pension and postemployment obligations is recorded as a liability in the Company’s consolidated balance sheet. The following tables present the changes in benefit obligations, plan assets, funded status and the reconciliation of the funded status to amounts recognized in the consolidated balance sheets and in accumulated other comprehensive income at December 31:

	Pension		Postemployment
In millions	2017	2016	2017	2016
Change in benefit obligation
Benefit obligation at January 1	$120	$115	$42	$49
Service cost	9	8	7	6
Interest cost	3	3	1	1
Plan participant contributions	1	1	—	—
Actuarial (gain) loss	(3)	5	12	12
Benefits paid	(4)	(8)	(15)	(20)
Currency translation adjustments	10	(2)	—	(1)
Divestiture	—	(2)	—	(5)
Benefit obligation at December 31	$136	$120	$47	$42
Change in plan assets
Fair value of plan assets at January 1	$64	$63	$—	$—
Actual return on plan assets	5	2	—	—
Company contributions	5	6	—	—
Benefits paid	(4)	(8)	—	—
Currency translation adjustments	4	—	—	—
Plan participant contribution	1	1	—	—
Fair value of plan assets at December 31	75	64	—	—
Funded status (underfunded)	$(61)	$(56)	$(47)	$(42)
Amounts Recognized in the Balance Sheet
Non-current assets	$10	$5	$—	$—
Current liabilities	(2)	(1)	(7)	(6)
Non-current liabilities	(69)	(60)	(40)	(36)
Net amounts recognized	$(61)	$(56)	$(47)	$(42)
Amounts Recognized in Accumulated Other Comprehensive (Loss) Income
Unrecognized Net actuarial loss	$15	$21	$37	$26
Unrecognized Prior service (credit) cost	(1)	(1)	3	4
Total	$14	$20	$40	$30
The following table presents the accumulated pension benefit obligation at December 31:

In millions	2017	2016
Accumulated pension benefit obligation	$125	$110
The following table presents pension plans with accumulated benefit obligations in excess of plan assets at December 31:

In millions	2017	2016
Projected benefit obligation	$69	$60
Accumulated benefit obligation	$63	$53
Fair value of plan assets	$—	$—

The following table presents the pre-tax net changes in projected benefit obligations recognized in other comprehensive income:

	Pension		Postemployment
In millions	2017	2016	2017	2016
Actuarial (gain) loss arising during the year	$(7)	$5	$13	$4
Amortization of loss included in net periodic benefit cost	(1)	(1)	(2)	(1)
Prior service (credit) cost arising during the year	—	—	(1)	2
Recognition of loss due to settlement	—	(1)	—	—
Foreign currency exchange	2	(1)	—	—
Total recognized in other comprehensive (loss) income	$(6)	$2	$10	$5

The following table presents the amounts in accumulated other comprehensive loss expected to be recognized as components of net periodic benefit cost during 2018:

In millions	Pension	Postemployment
Net loss to be recognized in other comprehensive income	$1	$4
The weighted-average rates and assumptions used to determine benefit obligations at December 31, and net periodic benefit cost for the years ended December 31, were as follows:

	Pension Benefit Obligations		Pension Benefit Cost
	2017	2016	2017	2016	2015
Discount rate	2.1%	2.0%	2.0%	2.4%	2.3%
Rate of compensation increase	3.3%	3.3%	3.3%	3.2%	3.3%
Expected return on plan assets	N/A	N/A	2.9%	3.0%	3.3%
	Postemployment Benefit Obligations		Postemployment Benefit Cost
	2017	2016	2017	2016	2015
Discount rate	2.6%	3.4%	2.6%	3.4%	3.5%
Rate of compensation increase	3.0%	3.0%	3.0%	3.0%	3.0%
Involuntary turnover rate	2.3%	2.0%	2.3%	2.0%	1.3%
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
International discount rates were determined by examining interest rate levels and trends within each country, particularly yields on high-quality long-term corporate bonds, relative to our future expected cash flows. The discount rate used for countries with individually insignificant benefit obligation at year-end was derived by matching the plans’ expected future cash flows to the corresponding yields from the Citigroup Pension Liability Index. This yield curve has been constructed to represent the available yields on high-quality fixed-income investments across a broad range of future maturities.
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

Plan Assets. The weighted-average asset allocations at December 31, by asset category are as follows:

	Actual Asset Allocation as of December 31		Target Asset
	2017	2016	Allocation
Equity securities	32%	32%	31%
Debt securities	41%	42%	47%
Insurance (annuity) contracts	17%	17%	16%
Real-estate	8%	7%	3%
Other	2%	2%	3%
Total	100%	100%	100%
Fair Value. Fair value measurements are established utilizing a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. These tiers are more fully described in Note 9.
The following is a description of the valuation methodologies used for pension assets as of December 31, 2017.
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
The following table sets forth by level, within the fair value hierarchy, the pension plan assets at fair value as of December 31, 2017:

		Fair Value Measurements at Reporting Date Using
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
In millions	December 31, 2017	(Level 1)	(Level 2)	(Level 3)
Money market funds	$2	$—	$2	$—
Equity funds	24	—	24	—
Bond/fixed-income funds	31	—	31	—
Real-estate indirect investments	6	—	6	—
Insurance contracts	12	—	—	12
Total assets at fair value	$75	$—	$63	$12

The table below sets forth a summary of changes in the fair value of the pension plan level 3 assets for the year ended December 31, 2017:

In millions	Insurance Contracts
Balance as of January 1, 2017	$11
Purchases, sales and settlements, net	1
Balance as of December 31, 2017	$12
The following table sets forth by level, within the fair value hierarchy, the pension plan assets at fair value as of December 31, 2016:

		Fair Value Measurements at Reporting Date Using
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
In millions	December 31, 2016	(Level 1)	(Level 2)	(Level 3)
Money market funds	$1	$—	$1	$—
Equity funds	21	—	21	—
Bond/fixed-income funds	27	—	27	—
Real-estate indirect investments	4	—	4	—
Insurance contracts	11	—	—	11
Total assets at fair value	$64	$—	$53	$11
The table below sets forth a summary of changes in the fair value of the pension plan level 3 assets for the year ended December 31, 2016:

In millions	Insurance Contracts
Balance as of January 1, 2016	$10
Purchases, sales and settlements, net	1
December 31, 2016	$11
Investment Strategy. Teradata employs several investment strategies across its various international pension plans. In some countries, particularly where Teradata does not have a large employee base, the Company may use insurance (annuity) contracts to satisfy its future pension payment obligations, whereby the Company makes pension plan contributions to an insurance company in exchange for which the pension plan benefits will be paid when the members reach a specified retirement age or on earlier exit of members from the plan. In other countries, the Company may employ local asset managers to manage investment portfolios according to the investment policies and guidelines established by the Company, and with consideration to individual plan liability structure and local market environment and risk tolerances. The Company’s investment policies and guidelines primarily emphasize diversification across and within asset classes to maximize long-term returns subject to prudent levels of risk, with the overall objective of enabling the plans to meet their future obligations. The investment portfolios contain a diversified blend of equity and fixed-income investments. Furthermore, equity investments are diversified across domestic and international stocks, small and large capitalization stocks, and growth and value stocks. Fixed-income assets are diversified across government and corporate bonds. Where applicable, real estate investments are made through real estate securities, partnership interests or direct investment, and are diversified by property type and location.
Cash Flows Related to Employee Benefit Plans
Cash Contributions. In 2018, the Company expects to contribute approximately $6 million to the international pension plans.

Estimated Future Benefit Payments. The Company expects to make the following benefit payments reflecting past and future service from its pension and postemployment plans:

	Pension	Postemployment
In millions	Benefits	Benefits
Year
2018	$5	$7
2019	$5	$6
2020	$5	$6
2021	$6	$6
2022	$6	$6
2023 - 2027	$34	$24
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

In millions	2017	2016	2015
U.S. savings plan	$21	$19	$22
International subsidiary savings plans	$17	$16	$18
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
The following table identifies the contract notional amount of the Company’s foreign exchange forward contracts at December 31:

In millions	2017	2016
Contract notional amount of foreign exchange forward contracts	$147	$156
Net contract notional amount of foreign exchange forward contracts	$23	$16
The fair value derivative assets and liabilities recorded in other current assets and accrued liabilities at December 31, 2017 and 2016, were not material.

Gains and losses from the Company’s fair value hedges (foreign currency forward contracts and related hedged items) were immaterial for the years ended December 31, 2017, 2016 and 2015. Gains and losses from foreign exchange forward contracts are fully recognized each period and reported along with the offsetting gain or loss of the related hedged item, either in cost of products or in other income, depending on the nature of the related hedged item.
Note 8 Commitments and Contingencies
In the normal course of business, the Company is subject to proceedings, lawsuits, governmental investigations, claims and other matters, including those that relate to the environment, health and safety, employee benefits, export compliance, intellectual property, tax matters, and other regulatory compliance and general matters.
As first disclosed in the Company’s Form 10-Q for the second quarter of 2017, through internal processes, the Company discovered certain questionable expenditures for travel, gifts and other expenses at one of its international subsidiaries doing business in a single foreign country, Turkey. Teradata promptly initiated an internal investigation into the matter, with the assistance of outside counsel and forensic accountants, to determine whether the expenditures may have violated the U.S. Foreign Corrupt Practices Act (“FCPA”) or other potentially applicable anti-corruption laws. In February 2017, the Company voluntarily contacted the SEC and the U.S. Department of Justice (“DOJ”) to alert them to the relevant events and the Company's internal investigation. Teradata has fully cooperated with the government regarding the status of the Company's internal investigation and findings, including remedial actions and terminations.
On January 16, 2018, the SEC advised that its staff will not recommend any enforcement action by the SEC against Teradata and that its investigation into this matter is closed. On February 20, 2018, the DOJ also advised the Company that it will not take any enforcement action and that its investigation into this matter is closed.
Guarantees and Product Warranties.
Guarantees associated with the Company’s business activities are reviewed for appropriateness and impact to the Company’s financial statements. Periodically, the Company’s customers enter into various leasing arrangements coordinated with a leasing company. In some instances, the Company guarantees the leasing company a minimum value at the end of the lease term on the leased equipment. As of December 31, 2017, the maximum future payment obligation of this guaranteed value and the associated liability balance was $4 million.
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
The following table identifies the activity relating to the warranty reserve liability for the years ended December 31:

In millions	2017	2016	2015
Beginning balance at January 1	$5	$6	$7
Accruals for warranties issued	6	8	9
Settlements (in cash or kind)	(7)	(9)	(10)
Balance at end of period	$4	$5	$6
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
Leases. Teradata conducts certain of its sales and administrative operations using leased facilities, the initial lease terms of which vary in length. Many of the leases contain renewal options and escalation clauses that are not material to the overall lease portfolio. Future minimum operating lease payments and committed subleases under non-cancelable leases as of December 31, 2017, for the following fiscal years were:

In millions	Total Amounts	2018	2019	2020	2021	2022 and Thereafter
Operating lease obligations	$81	$27	$20	$16	$8	$10
Sublease rentals	(14)	(6)	(5)	(3)	—	—
Total committed operating leases less sublease rentals	$67	$21	$15	$13	$8	$10
The following table represents the Company’s actual rental expense and sublease rental income for the years ended December 31:

In millions	2017	2016	2015
Rental expense	$24	$24	$26
Sublease rental income	$5	$3	$3
The Company had no contingent rentals for these periods.
Concentrations of Risk. The Company is potentially subject to concentrations of credit risk on accounts receivable and financial instruments such as hedging instruments, and cash and cash equivalents. Credit risk includes the risk of nonperformance by counterparties. The maximum potential loss may exceed the amount recognized on the balance sheet. Exposure to credit risk is managed through credit approvals, credit limits, selecting major international financial institutions (as counterparties to hedging transactions) and monitoring procedures. Teradata’s business often involves large transactions with customers, and if one or more of those customers were to default in its obligations under applicable contractual arrangements, the Company could be exposed to potentially significant losses. However, management believes that the reserves for potential losses were adequate at December 31, 2017 and 2016.
The Company is also potentially subject to concentrations of supplier risk. Our hardware components are assembled exclusively by Flex Ltd. (“Flex”). Flex procures a wide variety of components used in the manufacturing process on our behalf. Although many of these components are available from multiple sources, Teradata utilizes preferred supplier relationships to better ensure more consistent quality, cost and delivery. Typically, these preferred suppliers maintain alternative processes and/or facilities to ensure continuity of supply. Given the Company’s strategy to outsource its manufacturing activities to Flex and to source certain components from single suppliers, a disruption in production at Flex or at a supplier could impact the timing of customer shipments and/or Teradata’s operating results. In addition, a significant change in the forecasts to any of these preferred suppliers could result in purchase obligations or components that may be in excess of demand.
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
When deemed appropriate, the Company minimizes its exposure to changes in foreign currency exchange rates through the use of derivative financial instruments, specifically, forward foreign exchange contracts. The fair value of these contracts are measured at the end of each interim reporting period using observable inputs other than quoted prices, specifically market spot and forward exchange rates. As such, these derivative instruments are classified within Level 2 of the valuation hierarchy. Fair value gains for open contracts are recognized as assets and fair value losses are recognized as liabilities. The fair value derivative assets and liabilities recorded in other current assets and accrued liabilities at December 31, 2017 and 2016, were not material. Any realized gains or losses would be mitigated by corresponding gains or losses on the underlying exposures. Further information on the Company’s use of forward foreign exchange contracts is included in Note 7.
The Company’s assets measured at fair value on a recurring basis and subject to fair value disclosure requirements at December 31, were as follows:

		Fair Value Measurements at Reporting Date Using
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
In millions	Total	(Level 1)	(Level 2)	(Level 3)
Assets
Money market funds at December 31, 2017	$501	$501	$—	$—
Money market funds at December 31, 2016	$473	$473	$—	$—

Note 10 Debt
Teradata's $600 million term loan is payable in quarterly installments, which commenced on March 31, 2016, with all remaining principal due in March 2020. The outstanding principal amount under the term loan agreement bears interest at a floating rate based upon a negotiated base rate or a Eurodollar rate plus a margin based on the leverage ratio of the Company.
As of December 31, 2017, the term loan principal outstanding was $540 million and carried an interest rate of 3.375%. Unamortized deferred issuance costs of approximately $1 million are being amortized over the five-year term of the loan. The Company was in compliance with all covenants as of December 31, 2017.
Annual contractual maturities of outstanding principal on the term loan at December 31, 2017, are as follows:

In millions
2018	$60
2019	68
2020	412
Total	$540

The following table presents interest expense on borrowings for the years ended December 31:

In millions	2017	2016	2015
Interest expense	$15	$12	$9
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
As of December 31, 2017, the Company had $240 million in borrowings outstanding under the Credit Facility, which carried an interest rate of 5.0%, leaving $160 million in additional borrowing capacity available. Unamortized deferred costs on the original credit facility and new lender fees of approximately $1 million are being amortized over the five-year term of the credit facility. The Company was in compliance with all covenants as of December 31, 2017.
Note 11 Segment, Other Supplemental Information and Concentrations
Effective July 1, 2016, following the sale of the marketing applications business, Teradata is managing its business in two operating segments: (1) Americas region (North America and Latin America); and (2) International region (Europe, Middle East, Africa, Asia Pacific and Japan). For purposes of discussing results by segment, management excludes the impact of certain items, consistent with how management evaluates the performance of each segment. This format is useful to investors because it allows analysis and comparability of operating trends. It also includes the same information that is used by Teradata management to make decisions regarding the segments and to assess financial performance. The chief operating decision maker evaluates the performance of the segments based on revenue and multiple profit measures, including segment gross profit. For management reporting purposes assets are not allocated to the segments.

The following table presents segment revenue and segment gross profit for the Company for the years ended December 31:

In millions	2017	2016	2015
Segment revenue
Americas Data and Analytics	$1,195	$1,334	$1,470
International Data and Analytics	961	919	907
Total Data and Analytics	2,156	2,253	2,377
Marketing Applications	—	69	153
Total revenue	2,156	2,322	2,530
Segment gross profit
Americas Data and Analytics	676	796	871
International Data and Analytics	434	445	452
Total Data and Analytics	1,110	1,241	1,323
Marketing Application	—	34	63
Total segment gross profit	1,110	1,275	1,386
Stock-based compensation expense	13	14	13
Amortization of acquisition-related intangible assets	1	2	16
Acquisition, integration and reorganization-related costs	6	9	11
Amortization of capitalized software costs	68	62	70
Selling, general and administrative expenses	652	664	765
Research and development expenses	306	212	228
Impairment of goodwill, acquired intangibles and other assets	—	80	478
Total income (loss) from operations	$64	$232	$(195)
Prior period segment information has been reclassified to conform to the current period presentation. Certain items, including amortization of certain capitalized software costs, were excluded from segment gross profit to conform to the way the Company manages and reviews the results by segment.
The following table presents a further disaggregation of revenue for the Company for the years ended December 31:

In millions	2017	2016	2015
Recurring revenue	$1,047	$978	$956
Product - perpetual licenses and hardware	429	600	752
Consulting services	680	675	669
Marketing applications	—	69	153
Total revenue	$2,156	$2,322	$2,530

Recurring revenue is intended to depict the over-time revenue recognition model for these revenue streams. The recurrence of these revenue streams in future periods depends on a number of factors including contractual term periods and customers’ renewal decisions.
The following table presents revenues by geographic area for the years ended December 31:

In millions	2017	2016	2015
United States	$1,089	$1,246	$1,428
Americas (excluding United States)	107	123	125
International	960	953	977
Total revenue	$2,156	$2,322	$2,530
The following table presents property and equipment by geographic area at December 31:

In millions	2017	2016
United States	$119	$113
Americas (excluding United States)	11	4
International	32	21
Property and equipment, net	$162	$138
Concentrations. No single customer accounts for more than 10% of the Company's revenue. As of December 31, 2017, the Company is not aware of any significant concentration of business transacted with a particular customer that could, if suddenly eliminated, have a material adverse effect on the Company’s operations. The Company's hardware components are assembled exclusively by Flex. In addition, the Company utilizes preferred supplier relationships to better ensure more consistent quality, cost and delivery. There can be no assurances that a disruption in production at Flex or at a supplier would not have a material adverse effect on the Company's operations.
Note 12 Business Combinations and Other Investment Activities
During 2017, the Company completed one immaterial business acquisition, which complements and strengthens the Company's research and development department, and released hold-back amounts from prior-year acquisitions for $21 million.
During 2016, the Company completed one immaterial business acquisition, which complements and strengthens the Company's global portfolio, and released hold-back amounts from several prior-year acquisitions for $16 million. The Company also sold the marketing applications business on July 1, 2016 (see Note 15).
During 2015, the Company completed two immaterial business acquisitions for $17 million, which complemented and strengthened the Company's global portfolio. One of the acquisitions pertained to the marketing applications business, which the Company exited on July 1, 2016. In addition, the Company sold two equity investments for $85 million and recognized a gain of $57 million.
Note 13 Accumulated Other Comprehensive (Loss) Income
The following table provides information on changes in accumulated other comprehensive (loss) income (“AOCI”), net of tax, for the years ended December 31:

In millions	Available-for-sale securities	Defined benefit plans	Foreign currency translation adjustments	Total AOCI
Balance as of December 31, 2014	$31	$(24)	$(11)	$(4)
Other comprehensive loss before reclassifications	(5)	(8)	(36)	(49)
Amounts reclassified from AOCI	(26)	3	—	(23)
Net other comprehensive loss	(31)	(5)	(36)	(72)
Balance as of December 31, 2015	$—	$(29)	$(47)	$(76)
Other comprehensive loss before reclassifications	—	(9)	(7)	(16)
Amounts reclassified from AOCI	—	3	—	3
Net other comprehensive loss	—	(6)	(7)	(13)
Balance as of December 31, 2016	$—	$(35)	$(54)	$(89)
Other comprehensive (loss) income before reclassifications	—	(5)	16	11
Amounts reclassified from AOCI	—	4	—	4
Net other comprehensive (loss) income	—	(1)	16	15
Balance as of December 31, 2017	$—	$(36)	$(38)	$(74)
The following table presents the impact and respective location of AOCI reclassifications in the Consolidated Statements of Income for the years ended December 31:

In millions
AOCI Component	Location	2017	2016	2015
Defined benefit plans	Cost of services	$(3)	$(3)	$(2)
Defined benefit plans	Selling, general and administrative expenses	(2)	(1)	(1)
Available for sale securities	Other income	—	—	42
Tax portion	Income tax benefit (expense)	1	1	(16)
Total reclassifications	Net (loss) income	$(4)	$(3)	$23
Further information on the Company’s defined benefit plans is included in Note 6.
Note 14 Reorganization and Business Transformation
In the fourth quarter of 2015 the Company announced a plan to realign Teradata’s business by reducing its cost structure and focusing on the Company’s core data and analytics business. This business transformation included exiting the marketing applications business (see Note 15), rationalizing costs, and modifying the Company’s go-to-market approach. The Company incurred the following costs related to these actions for the years ended December 31:

In millions	2017	2016	2015
Employee severance and other employee related cost	$2	$14	$4
Asset write-downs	—	80	140
Professional services, legal and other associated cost	24	35	8
Total reorganization and business transformation cost	$26	$129	$152
The charges for asset write-downs were for non-cash write-downs of goodwill, acquired intangibles and other assets. In addition to the costs and charges incurred above, the Company made cash payments of less than $1 million in 2017, $20 million in 2016, and $14 million in 2015 for employee severance that did not have a material impact on its Statement of Operations due to Teradata accounting for its postemployment benefits under Accounting Standards Codification 712, Compensation - Nonretirement Postemployment Benefits (“ASC 712”), which uses actuarial estimates and defers the immediate recognition of gains or losses. As of December 31, 2017, the Company does not have any significant liabilities associated with these transformation activities.
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
Prior to the sale that occurred on July 1, 2016, the marketing applications business that was classified as held for sale generated revenue of $69 million and an operating loss of $112 million (which includes loss from impairment of goodwill and acquired intangibles of $76 million) for the six months ended June 30, 2016. For the year ended December 31, 2015, the Company generated revenue of $153 million and an operating loss of $561 million (which includes loss from impairment of goodwill and acquired intangibles of $478 million). The net assets held for sale as of July 1, 2016 were $87 million.
On July 1, 2016, pursuant to the Purchase Agreement, Teradata completed the sale of Teradata’s marketing applications business to Marlin Equity. The purchase price received for this business was approximately $92 million in cash, after a post-closing adjustment for working capital, debt and other metrics. Transaction costs and post-closing obligations were approximately $5 million. Upon completion of the divestiture of the held for sale assets in July 2016, no material gain or loss was recognized as the carrying value of the held for sale assets was equal to the purchase price received less costs to sell.
The Company recorded tax expense of approximately $22 million in the third quarter of 2016 related to this transaction. The total tax expense, of which $14 million was cash taxes due to having zero tax basis in goodwill, was calculated based on the amount of proceeds allocated to the various jurisdictions in accordance with the Purchase Agreement at the local statutory rates.
Note 16 Quarterly Information (unaudited)

In millions, except per share amounts	First (1)	Second	Third	Fourth (2)
2017
Total revenues	$491	$513	$526	$626
Gross profit	$224	$242	$250	$306
Operating (loss) income	$(1)	$(1)	$7	$59
Net (loss) income	$(2)	$(4)	$13	$(74)
Net (loss) income per share:
Basic	$(0.02)	$(0.03)	$0.11	$(0.61)
Diluted	$(0.02)	$(0.03)	$0.10	$(0.61)
2016
Total revenues	$545	$599	$552	$626
Gross profit	$269	$310	$294	$315
Operating (loss) income	$(42)	$87	$89	$98
Net (loss) income	$(46)	$64	$49	$58
Net (loss) income per share:
Basic	$(0.36)	$0.49	$0.38	$0.45
Diluted	$(0.36)	$0.49	$0.37	$0.44
(1) Loss from operation for the three months ended March 31, 2016 includes goodwill and acquired intangibles impairment charges of $76 million for the marketing application business.
(2) Loss from operations for the three months ended December 31, 2017 includes $126 million tax impact related to 2017 U.S. Tax Reform.
Note 17 Subsequent Events
From February 8, 2018 through February 22, 2018, the Company purchased approximately 1.4 million shares for approximately $49 million. As of February 23, 2018, the Company had approximately $462 million of share repurchase authorization remaining under its general share repurchase program.

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
Based on their evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective to provide reasonable assurance as of December 31, 2017.
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
Management assessed the effectiveness of Teradata’s internal control over financial reporting as of the end of the period covered by this report. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control – Integrated Framework (2013). Based on our assessment and those criteria, management concluded that Teradata’s internal control over financial reporting was effective as of December 31, 2017.
Teradata’s independent registered public accounting firm has issued their report on the effectiveness of Teradata’s internal control over financial reporting as of December 31, 2017, which appears in this Annual Report.
Changes in Internal Control over Financial Reporting
There have been no changes in our internal control over financial reporting that occurred during the last fiscal quarter ended December 31, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	OTHER INFORMATION

None.
PART III

Item 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Information required to be included in Part III Item 10 is set forth under the captions “Election of Directors” and “Additional Information Concerning the Board of Directors” in Teradata’s Notice of Annual Meeting of Stockholders and Proxy Statement to be filed with the SEC within 120 days after the end of our fiscal 2017 year (the “2018 Proxy Statement”) and is incorporated herein by reference. The information under the heading “Executive Officers of the Registrant” in Part I Item 1 of this Annual Report on Form 10-K is also incorporated by reference in this section.

Item 11.	EXECUTIVE COMPENSATION
Information required to be included in Part III Item 11 is set forth under the captions “Director Compensation,” “Compensation Discussion and Analysis,” “Compensation Tables,” “Potential Payments Upon Termination or Change in Control,” “Compensation and Human Resource Committee” and “Board Compensation and Human Resource Committee Report on Executive Compensation” in Teradata’s 2018 Proxy Statement and incorporated herein by reference.

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Information required to be included in Part III Item 12 is set forth under the caption “Stock Ownership” in Teradata’s 2018 Proxy Statement and incorporated herein by reference.

Item 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
Information required to be included in Part III Item 13 is set forth under the captions “Related Person Transactions” and “Board Independence and Related Transactions” in Teradata’s 2018 Proxy Statement and incorporated herein by reference.

Item 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES
Information required to be included in Part III Item 14 is set forth under the caption “Fees Paid to Independent Registered Public Accounting Firm” in Teradata’s 2018 Proxy Statement and incorporated herein by reference.

PART IV

Item 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)	Index
1. Financial Statements: The consolidated financial statements of the Company and the Report of Independent Registered Public Accounting Firm as set forth in Part II, Item 8 of this Annual Report:
2. Financial Statement Schedule: Financial Statement Schedule II – Valuation and Qualifying Accounts is included in this Annual Report on page 85. All other schedules are not required under the related instructions or are not applicable.
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

3.2	Amended and Restated By-Laws of Teradata Corporation, as amended and restated on July 26, 2016 (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K dated August 1, 2016).

4.1	Common Stock Certificate of Teradata Corporation (incorporated by reference to Exhibit 4.1 to the Quarterly Report on Form 10-Q dated November 13, 2007 (SEC file number 001-33458)).

10.1	Form of Technology Agreement (incorporated by reference to Exhibit 10.6 to the Registration Statement on Form 10).

10.2*	Teradata Corporation Employee Stock Purchase Plan, as amended and restated on January 31, 2012 (incorporated by reference to Exhibit 10.6 to the Quarterly Report on Form 10-Q dated August 3, 2012).

10.3*	Teradata Management Incentive Plan, as amended and restated on February 20, 2018.

10.4*
Teradata Change in Control Severance Plan, as amended and restated on January 30, 2017 to be effective as of February 1, 2017 (incorporated by reference to Exhibit 10.5 to the Annual Report on Form 10-K dated February 27, 2017).

10.5*	Teradata Executive Severance Plan, effective as of February 1, 2017 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K dated February 3, 2017).

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

10.7.4*	Form of 2007 Director Option Grant Statement (incorporated by reference to Exhibit 10.11.6 to the Annual Report on Form 10-K dated March 3, 2008 (SEC file number 001-33458)).

10.7.5*
Form of 2008 Director Option Grant Statement under the Teradata Corporation 2007 Stock Incentive Plan (incorporated by reference to Exhibit 10.5 to the Quarterly Report on Form 10-Q dated May 15, 2008 (SEC file number 001-33458)).

10.7.6*
Teradata Corporation Director Compensation Program, as amended and restated and effective on April 26, 2011 (incorporated by reference to Exhibit 10.5 to the Quarterly Report on Form 10-Q dated August 8, 2011 (SEC file number 001-33458)).

10.8*	Teradata 2012 Stock Incentive Plan (Amended and Restated as of February 22, 2016) (incorporated by reference from the Proxy Statement of Teradata Corporation filed with the SEC on March 4, 2016).

10.8.1*
Form of Stock Option Agreement Under the Teradata 2012 Stock Incentive Plan, approved on April 19, 2012 (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K dated April 26, 2012).

10.8.2*
Form of Stock Option Agreement Under the Teradata 2012 Stock Incentive Plan, approved on December 2, 2013 (incorporated by reference to Exhibit 10.9.6 to the Annual Report on Form 10-K dated February 27, 2014).

10.8.3*
Form of Stock Option Agreement For Non-U.S. Employees Under the Teradata 2012 Stock Incentive Plan, approved on December 2, 2013 (incorporated by reference to Exhibit 10.9.7 to the Annual Report on Form 10-K dated February 27, 2014).

10.8.4*
Form of Stock Option Agreement Under the Teradata 2012 Stock Incentive Plan, approved on December 1, 2014 (incorporated by reference to Exhibit 10.9.11 to the Annual Report on Form 10-K dated February 27, 2015).

10.8.5*
Form of Stock Option Agreement For Non-U.S. Employees Under the Teradata 2012 Stock Incentive Plan, approved on December 1, 2014 (incorporated by reference to Exhibit 10.9.12 to the Annual Report on Form 10-K dated February 27, 2015).

10.8.6*
Form of Restricted Share Unit Agreements Under the Teradata 2012 Stock Incentive Plan, approved on December 1, 2014 (incorporated by reference to Exhibit 10.9.13 to the Annual Report on Form 10-K dated February 27, 2015).

10.8.7*
Form of Restricted Share Unit Agreements For Non-U.S. Employees Under the Teradata 2012 Stock Incentive Plan, approved on December 1, 2014 (incorporated by reference to Exhibit 10.9.14 to the Annual Report on Form 10-K dated February 27, 2015).

10.8.8*
Form of Performance-Based Restricted Share Unit Agreement Under the Teradata 2012 Stock Incentive Plan, approved on December 1, 2014 (incorporated by reference to Exhibit 10.9.15 to the Annual Report on Form 10-K dated February 27, 2015).

10.8.9*
Form of Stock Option Agreement Under the Teradata 2012 Stock Incentive Plan, approved on December 1, 2015 (incorporated by reference to Exhibit 10.9.16 to the Annual Report on Form 10-K dated February 26, 2016).

10.8.10*
Form of Stock Option Agreement For Non-U.S. Employees Under the Teradata 2012 Stock Incentive Plan, approved on December 1, 2015 (incorporated by reference to Exhibit 10.9.17 to the Annual Report on Form 10-K dated February 26, 2016).

10.8.11*
Form of Restricted Share Unit Agreements Under the Teradata 2012 Stock Incentive Plan, approved on December 1, 2015 (incorporated by reference to Exhibit 10.9.18 to the Annual Report on Form 10-K dated February 26, 2016).

10.8.12*
Form of Restricted Share Unit Agreements For Non-U.S. Employees Under the Teradata 2012 Stock Incentive Plan, approved on December 1, 2015 (incorporated by reference to Exhibit 10.9.19 to the Annual Report on Form 10-K dated February 26, 2016).

10.8.13*
Form of Performance-Based Restricted Share Unit Agreement Under the Teradata 2012 Stock Incentive Plan, approved on December 1, 2015 (incorporated by reference to Exhibit 10.9.20 to the Annual Report on Form 10-K dated February 26, 2016).

10.8.14*
Form of Relative TSR Performance-Based Restricted Share Unit Agreement Under the Teradata 2012 Stock Incentive Plan, approved on February 7, 2016 (incorporated by reference to Exhibit 10.9.21 to the Annual Report on Form 10-K dated February 26, 2016).

10.8.15*
Form of Director Restricted Share Unit Grant Statement under the Teradata 2012 Stock Incentive Plan, approved on April 26, 2016 (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K dated April 29, 2016).

10.8.16*
Form of Stock Option Agreement Under the Teradata 2012 Stock Incentive Plan, approved on November 28, 2016 (incorporated by reference to Exhibit 10.10.23 to the Annual Report on Form 10-K dated February 27, 2017).

10.8.17*
Form of Stock Option Agreement For Non-U.S. Employees Under the Teradata 2012 Stock Incentive Plan, approved on November 28, 2016 (incorporated by reference to Exhibit 10.10.24 to the Annual Report on Form 10-K dated February 27, 2017).

10.8.18*
Form of Restricted Share Unit Agreements Under the Teradata 2012 Stock Incentive Plan, approved on November 28, 2016 (incorporated by reference to Exhibit 10.10.25 to the Annual Report on Form 10-K dated February 27, 2017).

10.8.19*
Form of Restricted Share Unit Agreements For Non-U.S. Employees Under the Teradata 2012 Stock Incentive Plan, approved on November 28, 2016 (incorporated by reference to Exhibit 10.10.26 to the Annual Report on Form 10-K dated February 27, 2017).

10.8.20*
Form of Performance-Based Restricted Share Unit Agreement Under the Teradata 2012 Stock Incentive Plan, approved on November 28, 2016 (incorporated by reference to Exhibit 10.10.27 to the Annual Report on Form 10-K dated February 27, 2017).

10.8.21*
Form of Performance-Based Restricted Share Unit Agreement Under the Teradata 2012 Stock Incentive Plan (Relative TSR Award), approved on November 28, 2016 (incorporated by reference to Exhibit 10.10.28 to the Annual Report on Form 10-K dated February 27, 2017).

10.8.22*
Form of CEO Performance-Based Restricted Share Unit Agreement Under the Teradata 2012 Stock Incentive Plan (2017 Performance Period Award), approved on November 28, 2016 (incorporated by reference to Exhibit 10.10.29 to the Annual Report on Form 10-K dated February 27, 2017).

10.8.23*
Form of CEO Performance-Based Restricted Share Unit Agreement Under the Teradata 2012 Stock Incentive Plan (Relative TSR Award), approved on November 28, 2016 (incorporated by reference to Exhibit 10.10.30 to the Annual Report on Form 10-K dated February 27, 2017).

10.8.24*
Form of Restricted Share Unit Agreement Under the Teradata 2012 Stock Incentive Plan, approved on April 18, 2017 (incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q dated August 4, 2017).

10.8.25*	Forms of Restricted Share Unit Agreements Under the Teradata 2012 Stock Incentive Plan, approved on November 27, 2017.

10.8.26*	Forms of Restricted Share Unit Agreements For Non-U.S. Employees Under the Teradata 2012 Stock Incentive Plan, approved on November 27, 2017.

10.8.27*	Form of Performance-Based Restricted Share Unit Agreement Under the Teradata 2012 Stock Incentive Plan, approved on November 27, 2017.

10.8.28*	Form of Special Retention Restricted Share Unit Agreement Under the Teradata 2012 Stock Incentive Plan, approved on November 27, 2017.

10.9
Purchase and Manufacturing Services Agreement, effective April 27, 1998, by and between NCR Corporation and Solectron Corporation, now known as Flex Ltd. (filed as Exhibit 10.1 to NCR Corporation’s Form 10-Q (SEC File No. 001-00395) for the fiscal quarter ended June 30, 1998 and incorporated herein by reference).

10.9.1
Amendment No. 1 to Purchase and Manufacturing Services Agreement, dated January 29, 2000, between NCR Corporation and Solectron Corporation, now known as Flex Ltd. (incorporated by reference to Exhibit 10.22 to the Registration Statement on Form 10).

10.10*
Offer Letter from Teradata Corporation to Daniel Harrington dated September 20, 2007 (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K dated February 9, 2009 (SEC file number 001-33458)).

10.10.1*
Amendment to the Offer Letter from Teradata Corporation to Daniel Harrington effective December 31, 2008 (incorporated by reference to Exhibit 10.6 to the Current Report on Form 8-K dated February 9, 2009 (SEC file number 001-33458)).

10.11*
Settlement Terms issued by Augsburg Labour Court with respect to Teradata Corporation, Teradata GmbH and Hermann Wimmer dated March 29, 2017 and entered as of April 4, 2017 (incorporated by reference to Exhibit 10.1 to Amendment No. 1 to the Current Report on Form 8-K/A dated April 6, 2017).

10.12*	Offer Letter from Teradata Corporation to Laura Nyquist dated September 20, 2007 (incorporated by reference to Exhibit 10.18 to the Annual Report on Form 10-K dated February 26, 2016).

10.12.1*
Amendment to the Offer Letter from Teradata Corporation to Laura Nyquist effective December 31, 2008 (incorporated by reference to Exhibit 10.18.1 to the Annual Report on Form 10-K dated February 26, 2016).

10.13*	Offer letter from Teradata Corporation to Suzanne Zoumaras dated September 14, 2016 (incorporated by reference to Exhibit 3.5 to the Quarterly Report on Form 10-Q dated November 3, 2016).

10.14*	Offer letter from Teradata Corporation to John Dinning dated August 15, 2007 (incorporated by reference to Exhibit 10.21 to the Annual Report on Form 10-K dated February 27, 2017).

10.14.1*
Amendment to the Offer Letter from Teradata Corporation to John Dinning dated September 9, 2011 (incorporated by reference to Exhibit 10.21.1 to the Annual Report on Form 10-K dated February 27, 2017).

10.15*	Offer letter from Teradata Corporation to Oliver Ratzesberger dated June 11, 2013 (incorporated by reference to Exhibit 10.22 to the Annual Report on Form 10-K dated February 27, 2017).

10.16*	Amended offer letter from Teradata Corporation to Mark Culhane dated October 31, 2017 and February 20, 2018

10.17*	Amended offer letter from Teradata Corporation to Eric Tom dated October 24, 2017 and February 20, 2018.

10.18
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

10.18.1	Second Amendment to the Revolving Credit Agreement dated as of January 22, 2016 (incorporated by reference to Exhibit 1.1 to the Current Report on Form 8-K dated January 28, 2016).

10.18.2	Third Amendment to the Revolving Credit Agreement dated as of January 22, 2016 (incorporated by reference to Exhibit 1.3 to the Current Report on Form 8-K dated January 28, 2016).

10.18.3	Fourth Amendment to Revolving Credit Agreement dated as of July 25, 2017 (incorporated by reference to Exhibit 10.3 to the Quarterly Report on Form 10-Q dated August 4, 2017).

10.19
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

10.19.1	Second Amendment to the Term Loan Agreement dated as of January 22, 2016 (incorporated by reference to Exhibit 1.2 to the Current Report on Form 8-K dated January 28, 2016).

10.19.2	Third Amendment to the Term Loan Agreement dated as of January 22, 2016 (incorporated by reference to Exhibit 1.4 to the Current Report on Form 8-K dated January 28, 2016).

10.19.3	Fourth Amendment to Term Loan Agreement dated as of July 25, 2017 (incorporated by reference to Exhibit 10.4 to the Quarterly Report on Form 10-Q dated August 4, 2017).

10.20
Asset Purchase Agreement, by and between Teradata Corporation and TMA Solutions, L.P., dated as of April 22 (incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K dated April 25, 2016).**

21	Subsidiaries of Teradata Corporation.

23.1	Consent of Independent Registered Public Accounting Firm.

31.1	Certification pursuant to Rule 13a-14(a) dated February 23, 2018.

31.2	Certification pursuant to Rule 13a-14(a) dated February 23, 2018.

32	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 dated February 23, 2018.

101
Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Consolidated Statement of (Loss) Income for the twelve month periods ended December 31, 2017, 2016 and 2015, (ii) the Consolidated Statement of Comprehensive (Loss) Income for the twelve month periods ended December 31, 2017, 2017 and 2016, (iii) the Consolidated Balance Sheets at December 31, 2016 and 2015, (iv) the Consolidated Statement of Cash Flows for the twelve month periods ended December 31, 2017, 2016 and 2015, (v) the Consolidated Statement of Changes in Stockholders’ Equity for the twelve month periods ended December 31, 2017, 2016 and 2015, (vi) Financial Statement Schedule II, and (vii) the notes to the Condensed Consolidated Financial Statements.

*	Management contracts or compensatory plans, contracts or arrangements.
**
Schedules have been omitted pursuant to Item 601(b)(2) of Regulation S-K. The Company hereby undertakes to furnish supplemental copies of any of the omitted schedules upon request by the U.S. Securities and Exchange Commission.

TERADATA CORPORATION
SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS
(In millions)

Column A	Column B	Column C		Column D	Column E
Description	Balance at Beginning of Period	Provision/reversals Charged to Costs & Expenses	Charged to Other Accounts	Deductions	Balance at End of Period
Allowance for doubtful accounts
Year ended December 31, 2017	$19	$(6)	$—	$1	$12
Year ended December 31, 2016*	$22	$3	$—	$6	$19
Year ended December 31, 2015**	$19	$5	$—	$2	$22
Deferred tax valuation allowance
Year ended December 31, 2017	$26	$6	$—	$—	$32
Year ended December 31, 2016	$25	$1	$—	$—	$26
Year ended December 31, 2015	$20	$5	$—	$—	$25
* Above amount included in the deductions within column D is $5 million of reserves transferred in the sale of the marketing application business.
** Above amounts include allowances classified as held for sale.

SIGNATURES
Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TERADATA CORPORATION

Date: February 23, 2018	By:	/s/ Mark A. Culhane
Mark A. Culhane
Executive Vice President and Chief Financial Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Signature	Title

/s/ Victor L. Lund	Director, President and Chief Executive Officer
Victor L. Lund

/s/ Mark A. Culhane	Executive Vice President and Chief Financial Officer
Mark A. Culhane	(Principal Financial and Accounting Officer)

/s/ James M. Ringler	Chairman of the Board of Directors
James M. Ringler

/s/ Lisa R. Bacus	Director
Lisa R. Bacus

/s/ Timothy C.K. Chou	Director
Timothy C.K. Chou

/s/ Daniel R. Fishback
Daniel R. Fishback	Director

/s/ Cary T. Fu	Director
Cary T. Fu

/s/ Michael P. Gianoni	Director
Michael P. Gianoni

/s/ David E. Kepler	Director
David E. Kepler

/s/ John G. Schwarz	Director
John G. Schwarz

/s/ William S. Stavropoulos	Director
William S. Stavropoulos
Date: February 23, 2018

Item 16.	FORM 10-K SUMMARY

None.