Form 10-Q
period 2018-03-13
TERADATA CORP /DE/
filed 2018-05-08
CIK 816761

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2018
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
At April 27, 2018, the registrant had approximately 121.3 million shares of common stock outstanding.

PART I—FINANCIAL INFORMATION

Part 1—FINANCIAL INFORMATION

Item 1.	Financial Statements.
Teradata Corporation
Condensed Consolidated Statements of Loss (Unaudited)

	Three Months Ended March 31,
In millions, except per share amounts	2018	2017
Revenue
Recurring	$302	$273
Perpetual software licenses and hardware	69	90
Consulting services	135	128
Total revenue	506	491
Cost of revenue
Cost of recurring	90	67
Cost of perpetual software licenses and hardware	48	61
Cost of consulting services	145	138
Total cost of revenue	283	266
Gross profit	223	225
Operating expenses
Selling, general and administrative expenses	152	155
Research and development expenses	75	70
Total operating expenses	227	225
Loss from operations	(4)	—
Other expense, net
Interest expense	(5)	(3)
Interest income	3	2
Other expense	(2)	(1)
Total other expense, net	(4)	(2)
Loss before income taxes	(8)	(2)
Income tax benefit	(1)	—
Net loss	$(7)	$(2)
Net loss per weighted average common share
Basic	$(0.06)	$(0.02)
Diluted	$(0.06)	$(0.02)
Weighted average common shares outstanding
Basic	121.4	130.4
Diluted	121.4	130.4
See Notes to Condensed Consolidated Financial Statements (Unaudited).

Teradata Corporation
Condensed Consolidated Statements of Comprehensive (Loss) Income (Unaudited)

	Three Months Ended March 31,
In millions	2018	2017
Net loss	$(7)	$(2)
Other comprehensive income:
Foreign currency translation adjustments	4	5
Defined benefit plans:
Defined benefit plan adjustment, before tax	—	1
Defined benefit plan adjustment, tax portion	—	—
Defined benefit plan adjustment, net of tax	—	1
Other comprehensive income	4	6
Comprehensive (loss) income	$(3)	$4
See Notes to Condensed Consolidated Financial Statements (Unaudited).

Teradata Corporation
Condensed Consolidated Balance Sheets (Unaudited)

In millions, except per share amounts	March 31, 2018	December 31, 2017
Assets
Current assets
Cash and cash equivalents	$939	$1,089
Accounts receivable, net	451	554
Inventories	43	30
Other current assets	97	77
Total current assets	1,530	1,750
Property and equipment, net	172	162
Capitalized software, net	107	121
Goodwill	401	399
Acquired intangible assets, net	21	23
Deferred income taxes	58	57
Other assets	66	44
Total assets	$2,355	$2,556
Liabilities and stockholders’ equity
Current liabilities
Current portion of long-term debt	$68	$60
Short-term borrowings	—	240
Accounts payable	110	74
Payroll and benefits liabilities	110	173
Deferred revenue	532	414
Other current liabilities	93	102
Total current liabilities	913	1,063
Long-term debt	456	478
Pension and other postemployment plan liabilities	111	109
Long-term deferred revenue	72	85
Deferred tax liabilities	9	4
Other liabilities	150	149
Total liabilities	1,711	1,888
Commitments and contingencies (Note 9)
Stockholders’ equity
Preferred stock: par value $0.01 per share, 100.0 shares authorized, no shares issued and outstanding at March 31, 2018 and December 31, 2017, respectively	—	—
Common stock: par value $0.01 per share, 500.0 shares authorized, 120.6 and 121.9 shares issued at March 31, 2018 and December 31, 2017, respectively	1	1
Paid-in capital	1,350	1,320
Accumulated deficit	(637)	(579)
Accumulated other comprehensive loss	(70)	(74)
Total stockholders’ equity	644	668
Total liabilities and stockholders’ equity	$2,355	$2,556
See Notes to Condensed Consolidated Financial Statements (Unaudited).

Teradata Corporation
Condensed Consolidated Statements of Cash Flows (Unaudited)

	Three Months Ended March 31,
In millions	2018	2017
Operating activities
Net loss	$(7)	$(2)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	34	36
Stock-based compensation expense	19	16
Deferred income taxes	(5)	(8)
Changes in assets and liabilities:
Receivables	83	106
Inventories	(13)	(6)
Current payables and accrued expenses	(27)	(44)
Deferred revenue	124	145
Other assets and liabilities	(24)	5
Net cash provided by operating activities	184	248
Investing activities
Expenditures for property and equipment	(26)	(16)
Additions to capitalized software	(2)	(2)
Net cash used in investing activities	(28)	(18)
Financing activities
Repurchases of common stock	(60)	(43)
Repayments of long-term borrowings	(15)	(8)
Repayments of credit facility borrowings	(240)	—
Other financing activities, net	10	7
Net cash used in financing activities	(305)	(44)
Effect of exchange rate changes on cash and cash equivalents	—	4
Increase in cash, cash equivalents and restricted cash	(149)	190
Cash, cash equivalents and restricted cash at beginning of period	1,089	974
Cash, cash equivalents and restricted cash at end of period	$940	$1,164
Reconciliation of cash, cash equivalents and restricted cash to the Consolidated Balance Sheets

	March 31, 2018	Dec 31, 2017
Cash and cash equivalents	$939	$1,089
Restricted cash	1	—
Total cash, cash equivalents and restricted cash	$940	$1,089

See Notes to Condensed Consolidated Financial Statements (Unaudited).

Notes to Condensed Consolidated Financial Statements (Unaudited)
1. Basis of Presentation
These statements have been prepared pursuant to the rules and regulations of the United States Securities and Exchange Commission (“SEC”) and, in accordance with those rules and regulations, do not include all information and footnote disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). In the opinion of management, the condensed consolidated financial statements reflect all adjustments, consisting only of normal recurring adjustments, necessary to fairly state the results of operations, financial position and cash flows of Teradata Corporation (“Teradata” or the “Company”) for the interim periods presented herein. The year-end 2017 condensed consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by GAAP. The preparation of condensed consolidated financial statements in conformity with GAAP requires management to make use of estimates and assumptions that affect the reported amounts and disclosures. Actual results may vary from these estimates.
These condensed consolidated interim financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in Teradata’s most recent Annual Report on Form 10-K for the fiscal year ended December 31, 2017 (the “2017 Annual Report”). The results of operations for any interim period are not necessarily indicative of the results of operations to be expected for the full year. Prior period amounts have been restated to conform to the current year presentation, unless otherwise stated that the prior period amounts have not been restated.
During the first quarter of 2018, the Company changed its historical presentation of its revenue and cost of revenue categories. Previously, the Company presented revenue and cost of revenue on two lines: product and cloud, and services. As part of the Company’s business transformation, the Company is transitioning away from perpetual software to subscription-based transactions. To better reflect this shift in the business, the Company adopted a revised presentation in the first quarter of 2018, including the separation of recurring revenue from non-recurring product and consulting services. Recurring revenue consists of our on-premises and off-premises subscriptions including subscription licenses recognized on a month-to-month basis, subscriptions recognized over time, and software upgrade rights on perpetual software licenses, maintenance and managed services. Recurring revenue is intended to depict the revenue recognition model for these transactions. The recurrence of these revenue streams in future periods depends on a number of factors including contractual periods and customers' renewal decisions. Perpetual software licenses and hardware revenue consists of hardware and perpetual software licenses. Consulting services revenue consists of consulting, implementation and installation services.
In connection with these revisions, the Company also revised its cost of revenue classification to present costs associated with the new revenue presentation. This change in presentation does not affect the Company’s total revenues, total cost of revenues or overall total gross profit (defined as total revenue less total cost of revenue).
2. New Accounting Pronouncements

Leases.  In February 2016, the Financial Accounting Standards Board (FASB) issued new guidance which requires a lessee to account for leases as finance or operating leases. Both leases will result in the lessee recognizing a right-of-use asset and a corresponding lease liability on its balance sheet, with differing methodology for income statement recognition. For lessors, the standard modifies the classification criteria and the accounting for sales-type and direct financing leases. Entities will classify leases to determine how to recognize lease-related revenue and expense. This standard is effective for public entities for fiscal years, and interim periods within those years, beginning after December 15, 2018, and early adoption is permitted. A modified retrospective approach is required for leases existing or entered into after the beginning of the earliest comparative period in the consolidated financial statements. The Company is currently assessing the impact of this update on its consolidated financial statements. We currently believe that the most significant changes will be related to the recognition of right-of-use assets and lease liabilities on our consolidated balance sheets for real estate and equipment leases that are currently classified as operating leases and therefore not recorded on the consolidated balance sheets.

Comprehensive Income. In February 2018, the FASB issued new guidance for Income Statement—Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income (ASU 2018-02), which allows companies to reclassify stranded tax effects resulting from the Tax Reform Act, from accumulated other comprehensive income to retained earnings. The amendments are effective for all entities for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. The Company is currently evaluating this guidance to determine the impact it may have on its consolidated financial statements.

Recently Adopted Guidance
Revenue Recognition. In May 2014, the FASB issued Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers (“Topic 606”) that affects any entity that either enters into contracts with customers to transfer goods or services or enters into contracts for the transfer of nonfinancial assets unless those contracts are within the scope of other standards. Topic 606 will supersede the revenue recognition requirements of the prior revenue recognition guidance used prior to January 1, 2018. In addition, the existing requirements for the recognition of a gain or loss on the transfer of nonfinancial assets that are not in a contract with a customer are amended to be consistent with the guidance on recognition and measurement in this update. The Company adopted Topic 606 as of January 1, 2018 using the modified retrospective method for all contracts not completed as of the date of adoption. The reported results for 2018 reflect the application of Topic 606 while the reported results for 2017 were prepared under the guidance of Accounting Standards Codification 605, Revenue Recognition, which is also referred to herein as the “previous guidance”. As a result, prior periods have not been restated and continue to be reported under the previous guidance. The cumulative effect of applying Topic 606 was recorded as an adjustment to accumulated deficit as of the adoption date. See Note 3 for the required disclosures related to the impact of adopting this standard and a discussion of the Company's updated policies related to revenue recognition. See Note 4 for costs to obtain and fulfill a customer contract.

Presentation of Net Periodic Pension Cost and Net Periodic Post-retirement Benefit Cost. In March 2017, the FASB issued accounting guidance for “Compensation – Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Post-retirement Benefit Cost”. The amendment requires the service cost component of net periodic benefit cost be presented in the same income statement line item as other employee compensation costs arising from services rendered during the period and other components of the net periodic benefit cost be presented separately from the line item that includes the service cost and outside of any subtotal of operating income. The Company adopted this amended guidance in the first quarter of 2018. The retroactive adoption of this standard resulted in an increase in operating income and a corresponding increase in other expense for the three months ended March 31 of $2 million in 2018 and $1 million in 2017.
Statement of Cash Flows: Classification of Certain Cash Receipts and Cash Payments. In August 2016, the FASB issued an update addressing eight specific cash flow issues to reduce diversity in practice. The Company adopted this amended guidance in the first quarter of 2018. The impact on the Company's consolidated statements of cash flows was immaterial.

Classification of restricted cash. In December 2016, the FASB issued accounting guidance to address diversity in the classification and presentation of changes in restricted cash on the statement of cash flows. Under this guidance, companies will be required to present restricted cash and restricted cash equivalents with cash and cash equivalents when reconciling the beginning-of-period and end-of-period amounts shown on the statement of cash flows. The Company has adopted this amended guidance in the first quarter of 2018. The retroactive adoption impact for the quarter ended March 31, 2017 to cash, cash equivalents and restricted cash at the beginning and at the end of period was less than $1 million on our consolidated statements of cash flows.

Financial Instruments. In January 2016, the FASB issued new guidance which enhances the reporting model for financial instruments and related disclosures. This update requires equity securities to be measured at fair value with changes in fair value recognized through net income and will eliminate the cost method for equity securities without readily determinable fair values. The Company adopted this amended guidance in the first quarter of 2018. The impact on the Company's consolidated financial statements was immaterial.

Intra-entity asset transfers. In October 2016, the FASB issued accounting guidance to simplify the accounting for income tax consequences of intra-entity transfers of assets other than inventory. Under this guidance, companies will be required to recognize the income tax consequences of an intra-entity asset transfer when the transfer occurs. Current guidance prohibits companies from recognizing current and deferred income taxes for an intra-entity asset transfer until the asset has been sold to an outside party. The guidance must be applied on a modified retrospective basis through a cumulative-effect adjustment to retained earnings as of the period of adoption. The Company adopted this amended guidance in the first quarter of 2018. The impact on the Company's consolidated financial statements was immaterial.

Clarification on the definition of a business. In January 2017, the FASB issued accounting guidance to clarify the definition of a business with the objective of adding guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. The Company adopted this amended guidance in the first quarter of 2018. The impact on the Company's consolidated financial statements was immaterial.

Stock Compensation. In May 2017, the FASB issued accounting guidance for "Compensation—Stock Compensation (Topic 718) - Scope of Modification Accounting". The amendments in this update provide guidance about which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting. The current disclosure requirements in Topic 718 apply regardless of whether an entity is required to apply modification accounting under the amendments in this update. The Company has adopted this amended guidance in the first quarter of 2018. The impact on the Company's consolidated financial statements was immaterial.

3. Revenue from Contracts with Customers
The Company adopted Topic 606 as of January 1, 2018 for all contracts not completed as of the date of adoption. The core principle of Topic 606 is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the Company expects to be entitled in exchange for those goods or services. To achieve that core principle, the Company performs the following five steps:

1.	identify the contract with a customer,

2.	identify the performance obligations in the contract,

3.	determine the transaction price,

4.	allocate the transaction price to the performance obligations in the contract, and

5.	recognize revenue when (or as) the Company satisfies a performance obligation.
The Company only applies the five-step model to contracts when it is probable that the Company will collect the consideration it is entitled to in exchange for goods or services it transfers to the customer. The Company applies judgment in determining the customer’s ability and intention to pay, which is based on a variety of factors including the customer’s historical payment experience, published credit, and financial information pertaining to the customer.
Revenue is measured based on consideration specified in a contract with a customer, and excludes any sales, value add, and other taxes the Company collects concurrent with revenue-producing activities. A performance obligation is a promise in a contract to transfer a distinct good or service to the customer. The Company recognizes revenue when it satisfies a performance obligation by transferring control over a good or service to a customer. Estimates of variable consideration are included in revenue to the extent that it is probable that a significant reversal of cumulative revenue will not occur once the uncertainty is resolved. The Company uses the expected value method or the most likely amount method depending on the nature of the variable consideration. Our estimates of variable consideration and determination of whether to include estimated amounts in the transaction price are based largely on an assessment of our anticipated performance and all information (historical, current and forecasted) that is reasonably available to us. If actual results in the future vary from the Company’s estimates, the Company adjusts these estimates in the period such variances become known. Typically, the amount of variable consideration is not material.
For contracts with multiple performance obligations, the Company allocates the contract’s transaction price to each performance obligation using the relative standalone selling price of each distinct good or service in the contract. The Company must apply judgment to determine whether promised goods or services are capable of being distinct and distinct within the context of the contract. If these criteria are not met, the promised goods or services are combined with other goods or services and accounted for as a combined performance obligation. Revenue is then recognized either at a point in time or over time depending on our evaluation of when the customer obtains control of the promised goods or services. This evaluation requires significant judgment and the decision to combine a group of contracts or separate the combined or single contract into multiple performance obligations could change the amount of revenue recorded in a given period. In addition, the Company has developed assumptions that required judgment to determine the standalone selling price for each performance obligation identified in the contract. The Company determines the standalone selling price for a good or service by considering multiple factors including, but not limited to, geographies, market conditions, product life cycles, competitive landscape, internal costs, gross margin objectives, purchase volumes and pricing practices. The Company reviews the standalone selling price for each of its performance obligations on a periodic basis and updates it, when appropriate, to ensure that the practices employed reflect the Company’s recent pricing experience. The Company maintains internal controls over the establishment and updates of these estimates, which includes review and approval by the Company’s management.
Teradata delivers its solutions primarily through direct sales channels, as well as through other independent software vendors and distributors, and value-added resellers. Standard payment terms may vary based on the country in which the contract is executed, but are generally between 30 days and 90 days. The following is a description of the principal activities and performance obligations from which the Company generates its revenue:

•
Subscriptions - The Company sells on and off-premises subscriptions to our customers through our subscription licenses, cloud, service model, and rental offerings. Teradata’s subscription licenses include a right-to-use license and revenue is recognized upfront at a point in time unless the customer has a contractual right to cancel, where revenue is recognized on a month-to-month basis. Cloud and service model arrangements include a right-to-access software license on Teradata owned or third party owned hardware such as the public cloud. Revenue is recognized ratably over the contract term. Service models typically include a minimum fixed amount that is recognized ratably over the contract term and may include an elastic amount for usage above the minimum, which is recognized monthly based on actual utilization. For our rental offering, the Company owns the hardware and may or may not provide managed services. The revenue for these arrangements is generally recognized straight-line over the term of the contract and is generally accounted for as an operating lease and considered outside the scope of Topic 606.

•	Maintenance and software upgrade rights - Revenue for maintenance and unspecified software upgrade rights on a when-an-if-available basis are recognized straight-line over the term of the contract.

•
Perpetual software licenses and hardware - Revenue for software is generally recognized when the customer has the ability to use and benefit from its right to use the license. Hardware is typically recognized upon delivery once title and risk of loss have been transferred (when control has passed).

•
Consulting services - Revenue for consulting, implementation and installation services is recognized as services are provided. The Company accounts for individual services as separate performance obligations if a service is separately identifiable from other items in a combined arrangement and if a customer can benefit from it on its own or with other resources that are readily available to the customer.

Disaggregation of Revenue from Contracts with Customers
The following table presents a disaggregation of revenue

	Three months ended March 31,
(in millions)	2018	2017*
Americas
Recurring	$194	$179
Perpetual software licenses and hardware	22	33
Consulting services	48	55
Total Americas	264	267
International
Recurring	109	94
Perpetual software licenses and hardware	47	57
Consulting services	86	73
Total International	242	224
Total Revenue	$506	$491

*As noted above, prior period amounts have not been adjusted under the modified retrospective adoption method of Topic 606; however, as discussed in Note 1, prior period amounts have been reclassified to conform to the current year presentation.
Contract Balances
The timing of revenue recognition, billings and cash collections results in billed accounts receivable, contract assets, and customer advances and deposits (deferred revenue or contract liabilities) on the condensed consolidated balance sheet. Accounts receivable include amounts due from customers that are unconditional. Contract assets relate to the Company’s rights to consideration for goods delivered or services completed and recognized as revenue but billing and the right to receive payment is conditional upon the completion of other performance obligations. Contract assets are included in other current assets on the balance sheet and are transferred to accounts receivable when the rights become unconditional. Deferred revenue consists of advance payments and billings in excess of revenue recognized. Deferred revenue is classified as either current or noncurrent based on the timing of when the Company expects to recognize revenue. These assets and liabilities are reported on a contract-by-contract basis at the end of each reporting period. The following table provides information about receivables, contract assets and deferred revenue from contracts with customers:

(in millions)	March 31, 2018	January 1, 2018 (as adjusted)
Accounts receivable, net	$451	$534
Contract assets	20	20
Current deferred revenue	532	395
Long-term deferred revenue	72	85

Revenue recognized during the three months ended March 31, 2018 from amounts included in deferred revenue at the beginning of the period was approximately $242 million.
Transaction Price Allocated to the Unsatisfied Obligations
The following table includes estimated revenue expected to be recognized in the future related to the Company's unsatisfied (or partially satisfied) obligations at March 31, 2018:

(in millions)	Total at March 31, 2018	Year 1	Year 2 and Thereafter
Remaining unsatisfied obligations	$1,737	$1,045	$692

The amounts above represent the price of firm orders for which work has not been performed or goods have not been delivered and exclude unexercised contract options outside the stated contractual term that do not represent material rights to the customer. Although the Company believes that the contract value in the above table is firm, approximately $843 million of the amount includes customer-only general cancellation for convenience terms that the Company is contractually obligated to perform unless the customer notifies us. Customers typically do not cancel before the end of the contractual term and historically the Company has seen very little churn in its customer base. The Company believes the inclusion of this information is important to understanding the obligations that the Company is contractually required to perform and provides useful information regarding remaining obligations related to these executed contracts. Further, the Company has historically generated a large portion of our business each quarter by orders that are sold and fulfilled within the same reporting period. Therefore, the amount of remaining obligations may not be a meaningful indicator of future results.
Significant Accounting Policies and Practical Expedients
The following are the Company’s significant accounting policies not already disclosed elsewhere and practical expedients relating to revenue from contracts with customers:

•
Taxes assessed by a governmental authority that are both imposed on and concurrent with a specific revenue-producing transaction, that are collected by the Company from a customer, are excluded from revenue.

•	Shipping and handling costs associated with outbound freight after control over a product has transferred to a customer are accounted for as fulfillment cost and are included in cost of revenues.

•	The Company does not adjust for the effects of a significant financing component if the period between performance and customer payment is one year or less.

•	The Company expenses the costs to obtain a contract as incurred when the expected amortization period is one year or less.
Impacts on Financial Statements
The Company adopted Topic 606 using the modified retrospective method. The cumulative effect of applying the new guidance to all contracts with customers that were not completed as of January 1, 2018 was recorded as an adjustment to accumulated deficit as of the adoption date. As a result of applying the modified retrospective method to adopt Topic 606, the following adjustments were made to accounts on the condensed consolidated balance sheets as of January 1, 2018:

•
The Company reduced current deferred revenue and accumulated deficit by $19 million for contracts that were not complete as of the date of adoption and would have been recognized in a prior period under Topic 606. The revenue adjustment primarily relates to term licenses that are recognized upfront under Topic 606 but were recognized ratably under the previous guidance.

•
Prior to the adoption of Topic 606, the Company expensed sales commissions on long-term contracts. Under Topic 606, the Company capitalizes these incremental costs of obtaining customer contracts. The impact of this change resulted in an increase of other assets and a reduction in accumulated deficit of $17 million on January 1, 2018.

•	The tax impact of these items was $10 million, which was recorded as a deferred tax liability, resulting in a net $26 million reduction in accumulated deficit on January 1, 2018.

•	In addition, the Company reclassified $20 million of contract assets from accounts receivable to other current assets on January 1, 2018.
The following summarizes the significant changes on the Company’s condensed consolidated financial statements for the three months ended March 31, 2018 as a result of the adoption of Topic 606 on January 1, 2018 compared to if the Company had continued to recognize revenue under the previous guidance:

•	The impact to revenues was a net increase of $1 million for the three months ended March 31, 2018.

•
Topic 606 resulted in the amortization of capitalized contract costs that were recorded as part of the cumulative effect adjustment upon adoption. The amortization of these capitalized costs was offset by new capitalized costs in the quarter resulting in $5 million less selling, general and administrative expenses under Topic 606.

•	As a result of the higher revenue and capitalization of contract costs under Topic 606, the net loss reported under Topic 606 was better by $4 million or $0.03 per share.

•	Total reported assets were $22 million greater under Topic 606 largely due to capitalized contract costs that were expensed as incurred under the previous guidance.

•
Total reported liabilities were $20 million less under Topic 606 largely due to revenue that would have been deferred and recognized over time under the previous guidance but is recognized upfront under Topic 606.

•	The adoption of Topic 606 had no impact on the Company’s total cash flows from operations.
4. Contract Costs
The Company capitalizes sales commissions and other contract costs that are incremental direct costs of obtaining customer contracts if the expected amortization period of the asset is greater than one year. These costs are recorded in Other Assets on the Company’s balance sheet. The capitalized amounts are calculated based the total contract value for individual multi-term contracts. The judgments made in determining the amount of costs incurred include whether the commissions are in fact incremental and would not have occurred absent the customer contract. Costs to obtain a contract are amortized as selling, general and administrative expenses on a straight-line basis over the expected period of benefit, which is typically four years. These costs are periodically reviewed for impairment. The following table identifies the activity relating to capitalized contract costs:

(in millions)	January 1, 2018	Capitalized	Amortization	March 31, 2018
Capitalized contract costs	17	6	(1)	22
5. Supplemental Financial Information

	As of
In millions	March 31, 2018	December 31, 2017
Inventories
Finished goods	$31	$18
Service parts	12	12
Total inventories	$43	$30

Deferred revenue
Deferred revenue, current	$532	$414
Long-term deferred revenue	72	85
Total deferred revenue	$604	$499
6. Acquired Intangible Assets

Acquired intangible assets were specifically identified when acquired, and are deemed to have finite lives. The gross carrying amount and accumulated amortization for the Company's acquired intangible assets were as follows:

		March 31, 2018		December 31, 2017
In millions	Amortization Life (in Years)	Gross Carrying Amount	Accumulated Amortization and Currency Translation Adjustments	Gross Carrying Amount	Accumulated Amortization and Currency Translation Adjustments
Acquired intangible assets
Intellectual property/developed technology	3 to 5	$35	$(14)	$43	$(20)

The gross carrying amount of acquired intangibles was reduced by certain intangible assets previously acquired that became fully amortized and were removed from the balance sheet.
The aggregate amortization expense (actual and estimated) for acquired intangible assets is as follows:

	Three Months Ended March 31
In millions	2018	2017
Amortization expense	$2	$2

	Actual	For the years ended (estimated)
In millions	2017	2018	2019	2020	2021	2022
Amortization expense	$8	$7	$6	$4	$4	$2
7. Income Taxes
Income tax provisions for interim periods are based on estimated annual income tax rates, adjusted to reflect the effects of any significant infrequent or unusual items which are required to be discretely recognized within the current interim period. As a result of the Tax Cuts and Jobs Act of 2017, the Company changed its indefinite reversal assertion related to its undistributed earnings of its foreign subsidiaries and no longer considers a majority of its foreign earnings permanently reinvested outside of the United States (the "U.S."). As a result, the effective tax rates in the periods presented are largely based upon the forecasted pre-tax earnings mix and allocation of certain expenses in various taxing jurisdictions where the Company conducts its business.
The effective tax rate is as follows:

	Three Months Ended March 31,
In millions	2018	2017
Effective tax rate	12.5%	—%
For the three months ended March 31, 2018 and March 31, 2017, no material discrete tax items were recorded.
8. Derivative Instruments and Hedging Activities
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
The following table identifies the contract notional amount of the Company’s foreign exchange forward contracts:

	As of
In millions	March 31, 2018	December 31, 2017
Contract notional amount of foreign exchange forward contracts	$96	$147
Net contract notional amount of foreign exchange forward contracts	$17	$23
The fair value of derivative assets and liabilities recorded in other current assets and accrued liabilities at March 31, 2018 and December 31, 2017, were not material.
Gains and losses from the Company’s fair value hedges (foreign currency forward contracts and related hedged items) were immaterial for the three months ended March 31, 2018 and March 31, 2017. Gains and losses from foreign exchange forward contracts are fully recognized each period and reported along with the offsetting gain or loss of the related hedged item, either in cost of revenues or in other income (expense), depending on the nature of the related hedged item.
9. Commitments and Contingencies
In the ordinary course of business, the Company is subject to proceedings, lawsuits, governmental investigations, claims and other matters, including those that relate to the environment, health and safety, employee benefits, export compliance, intellectual property, tax matters and other regulatory compliance and general matters. We are not currently a party to any litigation, nor are we aware of any pending or threatened litigation against us that we believe would materially affect our business, operating results, financial condition or cash flows.
Guarantees and Product Warranties. Guarantees associated with the Company’s business activities are reviewed for appropriateness and impact to the Company’s financial statements. Periodically, the Company’s customers enter into various leasing arrangements coordinated with a leasing company. In some instances, the Company guarantees the leasing company a minimum value at the end of the lease term on the leased equipment. As of March 31, 2018, the maximum future payment obligation of this guaranteed value and the associated liability balance was $4 million.
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

The following table identifies the activity relating to the warranty reserve for the three months ended March 31:

In millions	2018	2017
Warranty reserve liability
Beginning balance at January 1	$4	$5
Provisions for warranties issued	1	1
Settlements (in cash or in kind)	(2)	(2)
Balance at March 31	$3	$4
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
Concentrations of Risk. The Company is potentially subject to concentrations of credit risk on accounts receivable and financial instruments such as hedging instruments, and cash and cash equivalents. Credit risk includes the risk of nonperformance by counterparties. The maximum potential loss may exceed the amount recognized on the balance sheet. Exposure to credit risk is managed through credit approvals, credit limits, selecting major international financial institutions (as counterparties to hedging transactions) and monitoring procedures. Teradata’s business often involves large transactions with customers, and if one or more of those customers were to default in its obligations under applicable contractual arrangements, the Company could be exposed to potentially significant losses. However, management believes that the reserves for potential losses were adequate at March 31, 2018 and December 31, 2017.
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

10. Fair Value Measurements
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
When deemed appropriate, the Company minimizes its exposure to changes in foreign currency exchange rates through the use of derivative financial instruments, specifically, foreign exchange forward contracts. The fair value of these contracts are measured at the end of each interim reporting period using observable inputs other than quoted prices, specifically market spot and forward exchange rates. As such, these derivative instruments are classified within Level 2 of the valuation hierarchy. Fair value gains for open contracts are recognized as assets and fair value losses are recognized as liabilities. The fair value derivative assets and liabilities recorded in other current assets and accrued liabilities at March 31, 2018 and December 31, 2017, were not material. Any realized gains or losses would be mitigated by corresponding gains or losses on the underlying exposures.
The Company’s assets measured at fair value on a recurring basis and subject to fair value disclosure requirements at March 31, 2018 and December 31, 2017 were as follows:

		Fair Value Measurements at Reporting Date Using
In millions	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Money market funds, March 31, 2018	$326	$326	$—	$—
Money market funds, December 31, 2017	$501	$501	$—	$—

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

	Three Months Ended March 31,
In millions, except per share amounts	2018	2017
Net loss attributable to common stockholders	$(7)	$(2)
Weighted average outstanding shares of common stock	121.4	130.4
Dilutive effect of employee stock options, restricted stock and other stock awards	—	—
Common stock and common stock equivalents	121.4	130.4
Net income per share:
Basic	$(0.06)	$(0.02)
Diluted	$(0.06)	$(0.02)
For the three months ended March 31, 2018 and 2017, due to the net loss attributable to Teradata common stockholders, potential common shares that would cause dilution, such as employee stock options, restricted stock and other stock awards, have been excluded from the diluted share count because their effect would have been anti-dilutive. The fully diluted shares would have been 123.4 million for the three months ended March 31, 2018 and 131.9 million for the three months ended March 31, 2017.

Options to purchase 2.7 million shares of common stock for the three months ended March 31, 2018 and 4.5 million shares of common stock for the three months ended March 31, 2017 were not included in the computation of diluted earnings per share. The exercise prices of these options were greater than the average market price of the common shares for the period, and therefore would have been anti-dilutive.
12. Segment and Other Supplemental Information
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

The following table presents segment revenue and segment gross profit for the Company:

	Three Months Ended March 31,
In millions	2018	2017
Segment revenue
Americas	$264	$267
International	242	224
Total revenue	506	491
Segment gross profit
Americas	147	151
International	98	100
Total segment gross profit	245	251
Stock-based compensation costs	4	3
Acquisition, integration, reorganization and transformation-related costs	3	2
Amortization of capitalized software costs	15	21
Total gross profit	223	225
Selling, general and administrative expenses	152	155
Research and development expenses	75	70
Loss from operations	$(4)	$—

13. Reorganization and Business Transformation
In the fourth quarter of 2015, the Company announced a plan to realign Teradata’s business by reducing its cost structure and focusing on the Company’s core data and analytics business. This business transformation included exiting the marketing applications business, rationalizing costs, and modifying the Company’s go-to-market approach. No costs were incurred related to this business transformation plan for the three months ended March 31, 2018. The Company incurred the following costs for the three months ended March 31, 2017:

In millions	Three Months Ended March 31, 2017
Employee severance and other employee related cost	$2
Asset write-downs	6
Professional services, legal and other transformation costs	10
Total reorganization and business transformation cost	$18
Costs incurred above include $8 million for an inventory charge and other associated transformation costs related to the discontinuation of Teradata's prior hardware platforms.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”).
You should read the following discussion in conjunction with the Condensed Consolidated Financial Statements and the notes to those statements included elsewhere in this Quarterly Report on Form 10-Q. This Quarterly Report on Form 10-Q contains certain statements that are forward-looking within the meaning of the Private Securities Litigation Reform Act of 1995. Certain statements contained in the MD&A are forward-looking statements that involve risks and uncertainties. The forward-looking statements are not historical facts, but rather are based on current expectations, estimates, assumptions and projections about our industry, business and future financial results. Our actual results could differ materially from the results contemplated by these forward-looking statements due to a number of factors, including those discussed in other sections of this Quarterly Report on Form 10-Q and in the 2017 Annual Report on Form 10-K. The Company does not undertake any obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law.
First Quarter Financial Overview
As more fully discussed in later sections of this MD&A, the following were significant financial items for the first quarter of 2018:

•
Total revenue was $506 million for the first quarter of 2018, up 3% from the first quarter of 2017, with an underlying 11% increase in recurring revenue and a 5% increase in consulting services revenue offset by a 23% decrease in perpetual software licenses and hardware revenue as the Company's business shifts to subscription-based transactions.

•
Gross margin decreased to 44.1% in the first quarter of 2018 from 45.8% in the first quarter of 2017, due to higher mix of hardware revenue recognized in the quarter. The increased mix shift to hardware is due to more of the Company’s software license revenue being recognized over time in subscription-based transactions.

•	Operating expenses for the first quarter of 2018 increased by 1% compared to the first quarter of 2017.

•	Operating loss was $4 million in the first quarter of 2018, compared to break-even in the first quarter of 2017.

•	Net loss in the first quarter of 2018 was $7 million, compared to $2 million in the first quarter of 2017 .
Overview
Teradata Corporation is a global leader in analytic data solutions and services. Our analytic data solutions comprise software, hardware, and related business consulting and support services. We help customers access and manage data and extract business value and insights from data analytics across their entire enterprise.
Teradata’s strategy is based around our core belief that analytics and data unleash the potential of great companies, allowing them to make better and faster decisions and attain a competitive advantage. We empower companies to achieve high-impact business outcomes through analytics at scale on an agile data foundation. Through our focus on leading with business outcomes and a consultative approach, our goal is to serve as a trusted advisor to both the business and technical leaders in our customers’ organizations. Our business analytics solutions and technologies are ideally suited for the world’s largest companies as they have the largest and most complex analytics challenges, where scale and performance of such solutions matter. These large and complex analytics challenges also provide the largest revenue opportunities for Teradata.
Analytical environments are increasing in complexity. There is more choice around analytic tools and technology than ever before, including commercial and open source solutions, as well as on-premises and cloud subscription-based options. As a result, we recently introduced new purchasing and deployment options with our Teradata Everywhere strategy, providing purchasing options for our customers, which include the ability for customers to purchase Teradata software as a subscription-based license across a range of simpler software bundles at different price points for different use cases. All subscription-based Teradata software licenses enable portability of the software license between cloud and on-premises deployment options, which de-risks customer decisions, particularly for customers with future plans to move to the cloud. Customer buying behavior continues to move from predominantly capital purchases to these subscription-based purchasing options.

In the near term, the movement to subscription-based transactions is negatively impacting the timing of our reported revenue because revenue for subscription-based transactions is recognized over time versus upfront as was the case with the capital purchase model. However, the business transition to a subscription-based model is expected to increase our recurring revenue. Near term impacts can fluctuate based on the speed of customer adoption, which can be difficult to predict. In the longer term, we expect the year-over-year mix of revenues to normalize as more customers transition to these new purchasing and deployment options.
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
Teradata has introduced additional financial and performance metrics to allow for greater transparency regarding the progress we are making toward achieving our strategic objectives. These metrics will continue to evolve as our business transformation progresses and include the following:

•
Annual Recurring Revenue ("ARR") - is annual contract value for all active and contractually binding term-based contracts at the end of a period. It includes maintenance, software upgrade rights, cloud, subscription, rental and managed services.

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

Recurring revenue is intended to depict the over-time revenue recognition model for these revenue streams. The recurrence of these revenue streams in future periods depends on a number of factors including contractual periods and customers’ renewal decisions.
As a portion of the Company’s operations and revenue occur outside the United States ("U.S."), and in currencies other than the U.S. dollar, the Company is exposed to fluctuations in foreign currency exchange rates. Based on currency rates as of April 27, 2018, Teradata is expecting two percentage points of positive impact from currency translation on our full year projected revenue growth rate.
Results of Operations for the Three Months Ended March 31, 2018
Compared to the Three Months Ended March 31, 2017
Revenue

		% of		% of
In millions	2018	Revenue	2017	Revenue
Recurring	$302	59.7%	$273	55.6%
Perpetual software licenses and hardware	69	13.6%	90	18.3%
Consulting services	135	26.7%	128	26.1%
Total revenue	$506	100%	$491	100%
Total revenue increased $15 million or 3% in the first quarter of 2018 compared to the first quarter of 2017. The revenue increase included a 4% favorable impact from foreign currency fluctuations. Recurring revenue grew 11% in the first quarter of 2018 from the prior-year period, which included a 4% favorable impact from foreign currency fluctuations. Consistent with the strategy to shift to subscription-based transactions, we experienced a larger percentage of transactions shifting to a subscription-based model in first quarter of 2018 versus the first quarter of 2017. Under subscription models, we recognize revenue over time as opposed to the upfront recognition under the perpetual model. As a result, revenues from perpetual software licenses and hardware declined 23% in the first quarter of 2018 as compared to the prior-year period, including a 4% favorable impact from foreign currency fluctuations, and we expect these perpetual revenues to continue to decline as customers switch to a subscription-based model. Consulting services revenue increased 5% in the first quarter of 2018 compared to the prior-year period. The increase included a 5% favorable impact from foreign currency fluctuations.

Included below are financial and performance growth metrics for the first quarter of 2018:

•
Total ARR at the end of the first quarter of 2018 was $1.2 billion, an increase of 11% from the end of the first quarter of 2017. Beginning in the first quarter of 2018, recurring revenue and ARR now includes recurring revenue from our managed services business. The prior-period amounts have been updated to reflect the current period presentation.

•
Approximately 62% of our bookings in the first quarter of 2018 were subscription-based. We now expect subscription-based transactions to comprise 50 to 60 percent of our bookings mix for the full year.

•	We continue to expect TCore growth in the high teens in 2018.
Gross Profit

		% of		% of
In millions	2018	Revenue	2017	Revenue
Recurring	$212	70.2%	$206	75.5%
Perpetual software licenses and hardware	21	30.4%	29	32.2%
Consulting services	(10)	(7.4)%	(10)	(7.8)%
Total gross profit	$223	44.1%	$225	45.8%
The decrease in recurring revenue gross profit as a percent of revenue was driven by a higher mix of subscription transactions in the quarter as compared to the previous period.
The decrease in perpetual software licenses and hardware gross profit as a percent of revenue was driven by a higher mix of hardware revenue as some customers continue to purchase their hardware upfront while buying the software on a subscription basis, which is recorded in recurring revenue.
Consulting service gross profit as a percentage of revenue improved as compared to the prior year. Consulting margins are seasonally at their lowest point in the first quarter due to the timing of expenses and revenue recognition.
Operating Expenses

		% of		% of
In millions	2018	Revenue	2017	Revenue
Selling, general and administrative expenses	$152	30.0%	$155	31.6%
Research and development expenses	75	14.8%	70	14.3%
Total operating expenses	$227	44.9%	$225	45.8%
The decrease in Selling, General and Administrative ("SG&A") expense was due to an inventory charge and other transformation associated costs related to the discontinuation of our prior hardware platforms recorded in 2017. This is partially offset by investments that we are making in 2018 related to our strategic transformation initiatives as well as increased sales and sales support headcount.
Research and Development ("R&D") expenses increased primarily due to strategic investments in managed and public cloud as well as the new Teradata Analytics Platform.
Other Expense, net

In millions	2018	2017
Interest income	$3	$2
Interest expense	(5)	(3)
Other	(2)	(1)
Other expense, net	$(4)	$(2)
Other expense in the first quarter of 2018 and 2017 is comprised of interest expense on long-term debt partially offset by interest income earned on our cash and cash equivalents. Interest income and expense increased due to increases in interest rates.

Provision for Income Taxes
Income tax provisions for interim periods are based on estimated annual income tax rates, adjusted to reflect the effects of any significant infrequent or unusual items which are required to be discretely recognized within the current interim period. The 2018 and 2017 effective tax rate were both impacted by the passage of the Tax Cuts and Jobs Act (the “Tax Act”), which was signed into law on December 22, 2017, making significant changes to the U.S. Internal Revenue Code. Changes include, but are not limited to, a corporate tax rate decrease from 35% to 21% for tax years beginning after December 31, 2017; the transition of U.S international taxation from a worldwide tax system to a modified territorial tax system, and a one-time transition tax on the mandatory deemed repatriation of cumulative foreign earnings as of December 31, 2017. On December 22, 2017, Staff Accounting Bulletin No. 118 ("SAB 118") was issued to address the application of U.S. generally accepted accounting principles ("GAAP") in situations when a registrant does not have the necessary information available, prepared, or analyzed (including computations) in reasonable detail to complete the accounting for certain income tax effects of the Tax Act.
In accordance with SAB 118, the Company has made its best estimate of the impact of the Tax Act in its 2017 and first quarter of 2018 income tax provision in accordance with its understanding of the Tax Act and guidance available as of the date of this filing. The provisional amount related to the one-time transition tax on the mandatory deemed repatriation of cumulative foreign earnings of $1.3 billion was recorded in the fourth quarter of 2017 and was $145 million of tax expense, which the Company expects to pay over an 8-year period. The Company also recorded a provisional benefit of $19 million, a majority of which related to the re-measurement of certain deferred tax assets and liabilities based on the rates at which they are expected to reverse in the future. No adjustment to the provisional amounts was recorded in the first quarter of 2018, although the Company continues to finalize the provisional amounts. The ultimate impact may differ materially from these provisional amounts due to, among other things, additional analysis, changes in interpretations and assumptions the Company has made, additional regulatory guidance that may be issued, and actions the Company may take as a result of the Tax Act. As a result of the Tax Act, the Company changed its indefinite reversal assertion related to its undistributed earnings of its foreign subsidiaries and no longer considers a majority of its foreign earnings permanently reinvested outside of the U.S.
The effective tax rates in the periods presented are largely based upon the forecasted pre-tax earnings mix between the U.S. and other foreign taxing jurisdictions where the Company conducts its business under its current structure. The Company estimates its full-year effective tax rate for 2018 to be approximately 20%, which takes into consideration, among other things, the forecasted earnings mix by jurisdiction for 2018 and the estimated discrete items to be recognized in 2018. The forecasted tax rate is based on the overseas profits being taxed at an overall effective tax rate of approximately 19%, as compared to the federal statutory tax rate of 21% in the U.S.
The effective tax rate for the three months ended March 31, 2018 and March 31, 2017 were as follows:

	2018	2017
Effective tax rate	12.5%	—%
For the three months ended March 31, 2018, and March 31, 2017, no material discrete tax items were recorded.
Revenue and Gross Profit by Operating Segment

Teradata is managing its business in two operating segments: (1) Americas region (North America and Latin America); and (2) International region (Europe, Middle East, Africa, Asia Pacific and Japan). For purposes of discussing results by segment, management excludes the impact of certain items, consistent with the manner by which management evaluates the performance of each segment. This format is useful to investors because it allows analysis and comparability of operating trends. It also includes the same information that is used by Teradata management to make decisions regarding the segments and to assess financial performance. The chief operating decision maker, who is our President and Chief Executive Officer, evaluates the performance of the segments based on revenue and multiple profit measures, including segment gross profit. For management reporting purposes assets are not allocated to the segments. Our segment results are reconciled to total company results reported under GAAP in Note 12 of Notes to Condensed Consolidated Financial Statements (Unaudited).
The following table presents revenue and operating performance by segment for the three months ended March 31:

		% of		% of
In millions	2018	Revenue	2017	Revenue
Segment revenue
Americas	$264	52.2%	$267	54.4%
International	242	47.8%	224	45.6%
Total segment revenue	$506	100%	$491	100%
Segment gross profit
Americas	$147	55.7%	$151	56.6%
International	98	40.5%	100	44.6%
Total segment gross profit	$245	48.4%	$251	51.1%
Americas: Revenue decreased 1% in the first quarter of 2018 from the first quarter of 2017. As discussed previously, the revenue decline was driven by a higher mix of subscription-based transactions in first quarter of 2018 versus first quarter of 2017. Segment gross profit as a percentage of revenues was lower primarily due to a higher mix of hardware revenue.
International: Revenue increased by 8% in the first quarter of 2018 as compared to the first quarter of 2017. The increase was driven by a 9% favorable impact from foreign currency fluctuations. Segment gross profit as a percentage of revenues was lower primarily due to a higher mix of consulting revenue.
Financial Condition, Liquidity and Capital Resources
Cash provided by operating activities decreased by $64 million in the first quarter of 2018 compared to the first quarter of 2017. The decrease in cash provided by operating activities was primarily due to the Company’s ongoing transition to subscription-based purchasing options, which result in the Company collecting less cash in the current period as customers pay over time, the higher expense run rate from prior-year strategic transformation investments, and the timing of cash collections.
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
The table below shows net cash provided by operating activities and capital expenditures for the following periods:

	Three Months Ended March 31,
In millions	2018	2017
Net cash provided by operating activities	$184	$248
Less:
Expenditures for property and equipment	(26)	(16)
Additions to capitalized software	(2)	(2)
Free cash flow	$156	$230

Financing activities and certain other investing activities are not included in our calculation of free cash flow. There were no other investing activities in the first quarter of 2018 and 2017.

Teradata’s financing activities for the three months ended March 31, 2018 primarily consisted of cash outflows for share repurchases and payments on the revolving credit facility and long-term debt. The prior period did not include payments on credit facility borrowings. At March 31, 2018, the Company had no outstanding borrowings on the revolving credit facility. The Company purchased approximately 2.1 million shares of its common stock at an average price per share of $37.09 in the three months ended March 31, 2018, of which $16 million was cash settled after March 31, 2018, and 1.4 million shares at an average price per share of $31.21 in the three months ended March 31, 2017 under the two share repurchase programs that were authorized by our Board of Directors. The first program (the “dilution offset program”), allows the Company to repurchase Teradata common stock to the extent of cash received from the exercise of stock options and the Teradata Employee Stock Purchase Plan (“ESPP”) to offset dilution from shares issued pursuant to these plans. As of March 31, 2018, under the Company’s second share repurchase program (the “general share repurchase program”), the Company had $446 million of authorization remaining to repurchase outstanding shares of Teradata common stock. Share repurchases made by the Company are reported on a trade date basis. Our share repurchase activity depends on factors such as our working capital needs, our cash requirements for capital investments, our stock price, and economic and market conditions.
Proceeds from the ESPP and the exercise of stock options, net of tax, were $10 million for the three months ended March 31, 2018 and $7 million for the three months ended March 31, 2017. These proceeds are included in other financing activities, net in the Condensed Consolidated Statements of Cash Flows (Unaudited).
Our total in cash and cash equivalents held outside the U.S. in various foreign subsidiaries was $796 million as of March 31, 2018 and $1,044 million as of December 31, 2017. The remaining balance held in the U.S. was $143 million as of March 31, 2018 and $45 million as of December 31, 2017. Prior to the enactment of the Tax Act, the Company either reinvested or intended to reinvest its earnings outside of the U.S. As a result of the Tax Act, the Company has changed its indefinite reinvestment assertion related to foreign earnings that have been taxed in the U.S. and now considers a majority of these earnings no longer indefinitely reinvested. During the first quarter of 2018, the Company repatriated $300 million of its offshore cash and utilized $240 million to pay down the credit facility and $60 million for share repurchases that occurred during the quarter. The Company plans to repatriate an additional $500 million of its offshore cash by the end of 2018, and intends to use repatriated funds to repurchase shares and retain the remainder for general corporate purposes. Effective January 1, 2018, the U.S. has moved to a territorial system of international taxation, and as such will not subject future foreign earnings to U.S. taxation upon repatriation in future years.
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
The Company’s ability to generate positive cash flows from operations is dependent on general economic conditions, competitive pressures, and other business and risk factors described in the Company’s 2017 Annual Report on Form 10-K (the “2017 Annual Report”), and elsewhere in this Quarterly Report. If the Company is unable to generate sufficient cash flows from operations, or otherwise to comply with the terms of the credit facility and term loan agreement, the Company may be required to seek additional financing alternatives.
Long-term Debt. Teradata's term loan is payable in quarterly installments, which commenced on March 31, 2016, with all remaining principal due in March 2020. The outstanding principal amount under the term loan agreement bears interest at a floating rate based upon a negotiated base rate or a Eurodollar rate plus a margin based on the leverage ratio of the Company. As of March 31, 2018, the term loan principal outstanding was $525 million and carried an interest rate of 3.688%. Unamortized deferred issuance costs of approximately $700 thousand are being amortized over the five-year term of the loan.
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
As of March 31, 2018, the Company had no borrowings outstanding under the Credit Facility, leaving $400 million in additional borrowing capacity available. Unamortized deferred costs on the original credit facility and new lender fees of approximately $700 thousand are being amortized over the five-year term of the credit facility. The Company was in compliance with all covenants as of March 31, 2018.
Contractual and Other Commercial Commitments. There has been no significant change in our contractual and other commercial commitments as described in the 2017 Annual Report. Our guarantees and product warranties are discussed in Note 9 of Notes to Condensed Consolidated Financial Statements (Unaudited).
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
In many cases, the accounting treatment of a particular transaction is specifically dictated by GAAP and does not require significant management judgment in its application. There are also areas in which management’s judgment in selecting among available alternatives would not produce a materially different result. The significant accounting policies and estimates that we believe are the most critical to aid in fully understanding and evaluating our reported financial results are discussed in the 2017 Annual Report. Teradata’s senior management has reviewed these critical accounting policies and related disclosures and determined that there were no significant changes in our critical accounting policies in the three months ended March 31, 2018.
New Accounting Pronouncements
See discussion in Note 2 of Notes to Condensed Consolidated Financial Statements (Unaudited) for new accounting pronouncements.
Item 3. Quantitative and Qualitative Disclosures About Market Risk.
There have not been any material changes to the market risk factors previously disclosed in Part II, Item 7A of the Company’s 2017 Annual Report on Form 10-K.

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

Based on their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2018 our disclosure controls and procedures were effective to provide reasonable assurance that the information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.
Changes in Internal Control over Financial Reporting
There have been no changes in our internal control over financial reporting that occurred during the last fiscal quarter ended March 31, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
Purchase of Company Common Stock
During the first quarter of 2018, the Company executed purchases of 2,052,137 shares of its common stock at an average price per share of $37.09 under the two share repurchase programs that were authorized by our Board of Directors. The first program (the “dilution offset program”), allows the Company to repurchase Teradata common stock to the extent of cash received from the exercise of stock options and the Teradata Employee Stock Purchase Plan (“ESPP”) to offset dilution from shares issued pursuant to these plans. As of March 31, 2018, under the Company’s second share repurchase program (the “general share repurchase program”), the Company had $446 million of authorization remaining to repurchase outstanding shares of Teradata common stock. Share repurchases made by the Company are reported on a trade date basis.

Section 16 officers occasionally sell vested shares of restricted stock to the Company at the current market price to cover their withholding taxes. For the three months ended March 31, 2018, the total of these purchases was 66,055 shares at an average price of $36.33 per share.
The following table provides information relating to the Company’s share repurchase programs for the three months ended March 31, 2018:

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Dilution Offset Program	Total Number of Shares Purchased as Part of Publicly Announced General Share Repurchase Program	Maximum Dollar Value that May Yet Be Purchased Under the Dilution Offset Program	Maximum Dollar Value that May Yet Be Purchased Under the General Share Repurchase Program
Month
January 2018	—	NA	—	—	$18,737,060	$190,109,377
February 2018	1,517,309	$36.26	456,880	1,060,429	$4,296,955	$462,066,670
March 2018	534,828	$39.44	134,828	400,000	$8,696,662	$446,329,050
First Quarter Total	2,052,137	$37.09	591,708	1,460,429	$8,696,662	$446,329,050
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

3.2	Amended and Restated By-Laws of Teradata Corporation, as amended and restated on July 26, 2016 (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K dated August 1, 2016).

4.1	Common Stock Certificate of Teradata Corporation (incorporated by reference to Exhibit 4.1 to the Quarterly Report on Form 10-Q dated November 13, 2007 (SEC file number 001-33458)).

10.1	Teradata Management Incentive Plan, as amended and restated on February 20, 2018 (incorporated by reference to Exhibit 10.3 to the Annual Report on Form 10-K dated February 23, 2018).

10.2
Amended offer letter from Teradata Corporation to Mark Culhane dated October 31, 2017 and February 20, 2018 (incorporated by reference to Exhibit 10.16 to the Annual Report on Form 10-K dated February 23, 2018).

10.3
Amended offer letter from Teradata Corporation to Eric Tom dated October 24, 2017 and February 20, 2018 (incorporated by reference to Exhibit 10.17 to the Annual Report on Form 10-K dated February 23, 2018).

10.4	Separation and General Release Agreement between Teradata Corporation and John Dinning dated March 23, 2018.

31.1	Certification pursuant to Rule 13a-14(a), dated May 8, 2018.

31.2	Certification pursuant to Rule 13a-14(a), dated May 8, 2018.

32	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated May 8, 2018.

101
Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Condensed Consolidated Statements of Loss for the three month period ended March 31, 2018 and 2017, (ii) the Condensed Consolidated Statements of Comprehensive (Loss) Income for the three month period ended March 31, 2018 and 2017, (iii) the Condensed Consolidated Balance Sheets at March 31, 2018 and December 31, 2017, (iv) the Condensed Consolidated Statements of Cash Flows for the three month period ended March 31, 2018 and 2017 and (v) the notes to the Condensed Consolidated Financial Statements.

* Management contracts or compensatory plans, contracts or arrangements.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TERADATA CORPORATION

Date: May 8, 2018	By:	/s/ Mark A. Culhane
Mark A.Culhane Executive Vice President and Chief Financial Officer