Form 10-Q
period 2018-06-30
TERADATA CORP /DE/
filed 2018-08-06
CIK 816761

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2018
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
At July 31, 2018, the registrant had approximately 119.1 million shares of common stock outstanding.

PART I—FINANCIAL INFORMATION

Part 1—FINANCIAL INFORMATION

Item 1.	Financial Statements.
Teradata Corporation
Condensed Consolidated Statements of Income (Loss) (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
In millions, except per share amounts	2018	2017	2018	2017
Revenue
Recurring	$312	$281	$614	$554
Perpetual software licenses and hardware	97	91	166	181
Consulting services	135	141	270	269
Total revenue	544	513	1,050	1,004
Cost of revenue
Cost of recurring	88	72	178	139
Cost of perpetual software licenses and hardware	73	57	121	118
Cost of consulting services	133	142	278	280
Total cost of revenue	294	271	577	537
Gross profit	250	242	473	467
Operating expenses
Selling, general and administrative expenses	163	165	315	320
Research and development expenses	77	78	152	148
Total operating expenses	240	243	467	468
Income (loss) from operations	10	(1)	6	(1)
Other expense, net
Interest expense	(5)	(4)	(10)	(7)
Interest income	4	3	7	5
Other expense	(3)	(1)	(5)	(2)
Total other expense, net	(4)	(2)	(8)	(4)
Income (loss) before income taxes	6	(3)	(2)	(5)
Income tax expense	2	1	1	1
Net income (loss)	$4	$(4)	$(3)	$(6)
Net income (loss) per weighted average common share
Basic	$0.03	$(0.03)	$(0.02)	$(0.05)
Diluted	$0.03	$(0.03)	$(0.02)	$(0.05)
Weighted average common shares outstanding
Basic	119.5	127.9	120.4	129.2
Diluted	121.5	127.9	120.4	129.2
See Notes to Condensed Consolidated Financial Statements (Unaudited).

Teradata Corporation
Condensed Consolidated Statements of Comprehensive (Loss) Income (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
In millions	2018	2017	2018	2017
Net income (loss)	$4	$(4)	$(3)	$(6)
Other comprehensive income:
Foreign currency translation adjustments	(21)	5	(17)	10
Derivatives
Unrealized loss on derivatives, before tax	(3)	—	(3)	—
Unrealized loss on derivatives, tax portion	—	—	—	—
Unrealized loss on derivatives, net of tax	(3)	—	(3)	—
Defined benefit plans:
Defined benefit plan adjustment, before tax	4	1	4	2
Defined benefit plan adjustment, tax portion	(1)	—	(1)	—
Defined benefit plan adjustment, net of tax	3	1	3	2
Other comprehensive (loss) income	(21)	6	(17)	12
Comprehensive (loss) income	$(17)	$2	$(20)	$6
See Notes to Condensed Consolidated Financial Statements (Unaudited).

Teradata Corporation
Condensed Consolidated Balance Sheets (Unaudited)

In millions, except per share amounts	June 30, 2018	December 31, 2017
Assets
Current assets
Cash and cash equivalents	$882	$1,089
Accounts receivable, net	369	554
Inventories	28	30
Other current assets	104	77
Total current assets	1,383	1,750
Property and equipment, net	187	162
Capitalized software, net	95	121
Goodwill	397	399
Acquired intangible assets, net	19	23
Deferred income taxes	54	57
Other assets	68	44
Total assets	$2,203	$2,556
Liabilities and stockholders’ equity
Current liabilities
Current portion of long-term debt	$6	$60
Short-term borrowings	—	240
Accounts payable	83	74
Payroll and benefits liabilities	136	173
Deferred revenue	461	414
Other current liabilities	88	102
Total current liabilities	774	1,063
Long-term debt	491	478
Pension and other postemployment plan liabilities	109	109
Long-term deferred revenue	109	85
Deferred tax liabilities	8	4
Other liabilities	140	149
Total liabilities	1,631	1,888
Commitments and contingencies (Note 9)
Stockholders’ equity
Preferred stock: par value $0.01 per share, 100.0 shares authorized, no shares issued and outstanding at June 30, 2018 and December 31, 2017, respectively	—	—
Common stock: par value $0.01 per share, 500.0 shares authorized, 119.0 and 121.9 shares issued at June 30, 2018 and December 31, 2017, respectively	1	1
Paid-in capital	1,376	1,320
Accumulated deficit	(714)	(579)
Accumulated other comprehensive loss	(91)	(74)
Total stockholders’ equity	572	668
Total liabilities and stockholders’ equity	$2,203	$2,556
See Notes to Condensed Consolidated Financial Statements (Unaudited).

Teradata Corporation
Condensed Consolidated Statements of Cash Flows (Unaudited)

	Six Months Ended June 30,
In millions	2018	2017
Operating activities
Net loss	$(3)	$(6)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	64	70
Stock-based compensation expense	35	35
Deferred income taxes	(6)	(20)
Changes in assets and liabilities:
Receivables	185	192
Inventories	2	(8)
Current payables and accrued expenses	(31)	(13)
Deferred revenue	90	58
Other assets and liabilities	(46)	1
Net cash provided by operating activities	290	309
Investing activities
Expenditures for property and equipment	(58)	(30)
Additions to capitalized software	(4)	(4)
Business acquisitions and other investing activities, net	—	(18)
Net cash used in investing activities	(62)	(52)
Financing activities
Repurchases of common stock	(157)	(151)
Repayments of long-term borrowings	(40)	(15)
Repayments of credit facility borrowings	(240)	—
Other financing activities, net	18	12
Net cash used in financing activities	(419)	(154)
Effect of exchange rate changes on cash and cash equivalents	(15)	8
(Decrease) increase in cash, cash equivalents and restricted cash	(206)	111
Cash, cash equivalents and restricted cash at beginning of period	1,089	974
Cash, cash equivalents and restricted cash at end of period	$883	$1,085
Reconciliation of cash, cash equivalents and restricted cash to the Consolidated Balance Sheets

	June 30, 2018	Dec 31, 2017
Cash and cash equivalents	$882	$1,089
Restricted cash	1	—
Total cash, cash equivalents and restricted cash	$883	$1,089

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
During the first quarter of 2018, the Company changed its historical presentation of its revenue and cost of revenue categories. Previously, the Company presented revenue and cost of revenue on two lines: product and cloud, and services. As part of the Company’s business transformation, the Company is transitioning away from perpetual software to subscription-based transactions. To better reflect this shift in the business, the Company adopted a revised presentation in the first quarter of 2018, including the separation of recurring revenue from non-recurring product and consulting services. Recurring revenue consists of our on-premises and off-premises subscriptions, including subscription licenses recognized on a month-to-month basis, subscriptions recognized over time, software upgrade rights on perpetual software licenses, maintenance and managed services. Recurring revenue is intended to depict the revenue recognition model for these transactions. The recurrence of these revenue streams in future periods depends on a number of factors, including contractual periods and customers' renewal decisions. Perpetual software licenses and hardware revenue consists of hardware and perpetual software licenses. Consulting services revenue consists of consulting, implementation and installation services.
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

Clarifying the Scope and the Accounting Guidance for Contributions Received and Contributions Made. In June 2018, the FASB issued new guidance to clarify and improve the scope and the accounting guidance for contributions received and contributions made. The amendments are intended to assist entities in evaluating whether transactions should be accounted for as contributions (nonreciprocal transactions) or as exchange (reciprocal) transactions and (2) determining whether a contribution is conditional. The Company is currently evaluating this guidance to determine the impact it may have on its consolidated financial statements.

Recently Adopted Guidance
Revenue Recognition. In May 2014, the FASB issued Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers (“Topic 606”) that affects any entity that either enters into contracts with customers to transfer goods or services or enters into contracts for the transfer of nonfinancial assets unless those contracts are within the scope of other standards. Topic 606 will supersede the revenue recognition requirements of the prior revenue recognition guidance used prior to January 1, 2018. In addition, the existing requirements for the recognition of a gain or loss on the transfer of nonfinancial assets that are not in a contract with a customer are amended to be consistent with the guidance on recognition and measurement in this update. The Company adopted Topic 606 as of January 1, 2018 using the modified retrospective method for all contracts not completed as of the date of adoption. The reported results for 2018 reflect the application of Topic 606 while the reported results for 2017 were prepared under the guidance of Accounting Standards Codification 605, Revenue Recognition, which is also referred to herein as the “previous guidance.” As a result, prior periods have not been restated and continue to be reported under the previous guidance. The cumulative effect of applying Topic 606 was recorded as an adjustment to accumulated deficit as of the adoption date. See Note 3 for the required disclosures related to the impact of adopting this standard and a discussion of the Company's updated policies related to revenue recognition. See Note 4 for costs to obtain and fulfill a customer contract.

Presentation of Net Periodic Pension Cost and Net Periodic Post-Retirement Benefit Cost. In March 2017, the FASB issued accounting guidance for “Compensation – Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Post-Retirement Benefit Cost.” The amendment requires the service cost component of net periodic benefit cost be presented in the same income statement line item as other employee compensation costs arising from services rendered during the period and other components of the net periodic benefit cost be presented separately from the line item that includes the service cost and outside of any subtotal of operating income. The Company adopted this amended guidance in the first quarter of 2018. The retroactive adoption of this standard resulted in an increase in operating income and a corresponding increase in other expense for the three months ended June 30 of $1 million in 2018 and $1 million in 2017 and for the six months ended June 30 of $3 million in 2018 and $2 million in 2017.
Statement of Cash Flows: Classification of Certain Cash Receipts and Cash Payments. In August 2016, the FASB issued an update addressing eight specific cash flow issues to reduce diversity in practice. The Company adopted this amended guidance in the first quarter of 2018. The impact on the Company's consolidated statements of cash flows was immaterial.

Classification of restricted cash. In December 2016, the FASB issued accounting guidance to address diversity in the classification and presentation of changes in restricted cash on the statement of cash flows. Under this guidance, companies will be required to present restricted cash and restricted cash equivalents with cash and cash equivalents when reconciling the beginning-of-period and end-of-period amounts shown on the statement of cash flows. The Company has adopted this amended guidance in the first quarter of 2018. The retroactive adoption impact for the six months ended June 30, 2017 to cash, cash equivalents and restricted cash at the beginning and at the end of period was less than $1 million on our consolidated statements of cash flows.

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

Stock Compensation. In May 2017, the FASB issued accounting guidance for "Compensation—Stock Compensation (Topic 718) - Scope of Modification Accounting." The amendments in this update provide guidance about which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting. The current disclosure requirements in Topic 718 apply regardless of whether an entity is required to apply modification accounting under the amendments in this update. The Company has adopted this amended guidance in the first quarter of 2018. The impact on the Company's consolidated financial statements was immaterial.

Derivatives and Hedging (Topic 815), Targeted Improvements to Accounting for Hedging Activities. In August 2017, the FASB issued new guidance that intends to simplify the application of hedge accounting guidance and better align an entity's risk management activities and financial reporting for hedging relationships through changes to both the designation and measurement guidance for qualifying hedging relationships and the presentation of hedge results. The amendments expand and refine hedge accounting for both nonfinancial and financial risk components and align the recognition and presentation of the effects of the hedging instrument and the hedged item in the financial statements. The Company has adopted this amended guidance during the second quarter of 2018 and applied it to the interest rate swap described in Note 11. The impact on the Company's consolidated financial statements was immaterial.
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
For contracts with multiple performance obligations, the Company allocates the contract’s transaction price to each performance obligation using the relative standalone selling price of each distinct good or service in the contract. The Company must apply judgment to determine whether promised goods or services are capable of being distinct and distinct within the context of the contract. If these criteria are not met, the promised goods or services are combined with other goods or services and accounted for as a combined performance obligation. Revenue is then recognized either at a point in time or over time depending on our evaluation of when the customer obtains control of the promised goods or services. This evaluation requires significant judgment and the decision to combine a group of contracts or separate the combined or single contract into multiple performance obligations could change the amount of revenue recorded in a given period. In addition, the Company has developed assumptions that require judgment to determine the standalone selling price for each performance obligation identified in the contract. The Company determines the standalone selling price for a good or service by considering multiple factors including, geographies, market conditions, product life cycles, competitive landscape, internal costs, gross margin objectives, purchase volumes and pricing practices. The Company reviews the standalone selling price for each of its performance obligations on a periodic basis and updates it, when appropriate, to ensure that the practices employed reflect the Company’s recent pricing experience. The Company maintains internal controls over the establishment and updates of these estimates, which includes review and approval by the Company’s management.
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

Disaggregation of Revenue from Contracts with Customers
The following table presents a disaggregation of revenue

	Three months ended June 30,		Six months ended June 30,
(in millions)	2018	2017*	2018	2017*
Americas
Recurring	$197	$182	$391	$361
Perpetual software licenses and hardware	41	35	63	68
Consulting services	49	54	97	109
Total Americas	287	271	551	538
International
Recurring	113	99	222	193
Perpetual software licenses and hardware	57	56	104	113
Consulting services	87	87	173	160
Total International	257	242	499	466
Total Revenue	$544	$513	$1,050	$1,004

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

(in millions)	June 30, 2018	January 1, 2018 (as adjusted)
Accounts receivable, net	$369	$534
Contract assets	10	20
Current deferred revenue	461	395
Long-term deferred revenue	109	85

Revenue recognized during the six months ended June 30, 2018 from amounts included in deferred revenue at the beginning of the period was approximately $335 million.
Transaction Price Allocated to the Unsatisfied Obligations
The following table includes estimated revenue expected to be recognized in the future related to the Company's unsatisfied (or partially satisfied) obligations at June 30, 2018:

(in millions)	Total at June 30, 2018	Year 1	Year 2 and Thereafter
Remaining unsatisfied obligations	$1,820	$950	$870

The amounts above represent the price of firm orders for which work has not been performed or goods have not been delivered and exclude unexercised contract options outside the stated contractual term that do not represent material rights to the customer. Although the Company believes that the contract value in the above table is firm, approximately $923 million of the amount includes customer-only general cancellation for convenience terms that the Company is contractually obligated to perform unless the customer notifies us. The Company expects to recognize revenue of approximately $522 million in the next year from contracts that are non-cancelable. Customers typically do not cancel before the end of the contractual term and historically the Company has seen very little churn in its customer base. The Company believes the inclusion of this information is important to understanding the obligations that the Company is contractually required to perform and provides useful information regarding remaining obligations related to these executed contracts. Further, the Company has historically generated a large portion of our business each quarter by orders that are sold and fulfilled within the same reporting period. Therefore, the amount of remaining obligations may not be a meaningful indicator of future results.
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
The following summarizes the significant changes on the Company’s condensed consolidated financial statements for the three and six months ended June 30, 2018 as a result of the adoption of Topic 606 on January 1, 2018 compared to if the Company had continued to recognize revenue under the previous guidance:

•	The impact to revenues was a net increase of $19 million and $20 million for the three and six months ended June 30, 2018 under Topic 606.

•
Topic 606 resulted in the amortization of capitalized contract costs that were recorded as part of the cumulative effect adjustment upon adoption. The amortization of these capitalized costs was offset by new capitalized costs in the period resulting in $3 million and $8 million less selling, general and administrative expenses for the three and six months ended June 30, 2018 under Topic 606.

•
As a result of the higher revenue and capitalization of contract costs under Topic 606, net income reported under Topic 606 was higher by $4 million or $0.03 per share for the three months ended June 30, 2018 and higher by $8 million or $0.07 for the six months ended June 30, 2018.

•
Total reported assets at June 30, 2018 were $8 million higher under Topic 606, which includes $24 million of capitalized contract costs that were expensed as incurred under the previous guidance, partially offset by $16 million of deferred costs related to the timing of revenue that would have been deferred under the previous guidance but recognized under Topic 606.

•
Total reported liabilities were $36 million less under Topic 606 primarily due to revenue that would have been deferred and recognized over time under the previous guidance, but is recognized upfront under Topic 606.

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

(in millions)	January 1, 2018	Capitalized	Amortization	June 30, 2018
Capitalized contract costs	17	10	(3)	24

5. Supplemental Financial Information

	As of
In millions	June 30, 2018	December 31, 2017
Inventories
Finished goods	$17	$18
Service parts	11	12
Total inventories	$28	$30

Deferred revenue
Deferred revenue, current	$461	$414
Long-term deferred revenue	109	85
Total deferred revenue	$570	$499
6. Acquired Intangible Assets

Acquired intangible assets were specifically identified when acquired, and are deemed to have finite lives. The gross carrying amount and accumulated amortization for the Company's acquired intangible assets were as follows:

		June 30, 2018		December 31, 2017
In millions	Amortization Life (in Years)	Gross Carrying Amount	Accumulated Amortization and Currency Translation Adjustments	Gross Carrying Amount	Accumulated Amortization and Currency Translation Adjustments
Acquired intangible assets
Intellectual property/developed technology	3 to 5	$35	$(16)	$43	$(20)

The gross carrying amount of acquired intangibles was reduced by certain intangible assets previously acquired that became fully amortized and were removed from the balance sheet.
The aggregate amortization expense (actual and estimated) for acquired intangible assets is as follows:

	Three Months Ended June 30		Six Months Ended June 30,
In millions	2018	2017	2018	2017
Amortization expense	$2	$1	$4	$3

	Actual	For the years ended (estimated)
In millions	2017	2018	2019	2020	2021	2022
Amortization expense	$8	$7	$6	$4	$4	$2

7. Income Taxes
Income tax provisions for interim periods are based on estimated annual income tax rates, adjusted to reflect the effects of any significant infrequent or unusual items which are required to be discretely recognized within the current interim period. As a result of the Tax Cuts and Jobs Act of 2017 (“the 2017 Tax Act”), the Company changed its indefinite reversal assertion related to its undistributed earnings of its foreign subsidiaries and no longer considers a majority of its foreign earnings permanently reinvested outside of the United States (the "U.S."). As a result, the effective tax rates in the periods presented are largely based upon the forecasted pre-tax earnings mix and allocation of certain expenses in various taxing jurisdictions where the Company conducts its business.
The effective tax rate is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
In millions	2018	2017	2018	2017
Effective tax rate	33.3%	(33.3)%	(50.0)%	(20.0)%

Discrete tax items related to interest accruals on uncertain tax positions and equity based compensation resulted in income tax expense of $1 million on a pre-tax net loss of $2 million for the six months ended June 30, 2018, resulting in an effective income tax rate of (50.0%).

Discrete tax items related to interest accruals on uncertain tax positions and equity based compensation resulted in income tax expense of $1 million on pre-tax net losses of $3 million and $5 million for the three and six months ended June 30, 2017, respectively.

On July 24, 2018, the Ninth Circuit Court of Appeals issued an opinion in Altera Corp. v. Commissioner requiring related parties in an intercompany cost-sharing arrangement to share expenses related to stock-based compensation. This opinion reversed the prior decision of the U.S. Tax Court. The Company is evaluating the opinion as it applies to our facts and circumstances and whether it will increase our effective tax rate beginning in the third quarter.

On August 1, 2018, the Internal Revenue Service issued new proposed regulations implementing the new Internal Revenue Code Section 965, related to the repatriation tax that was passed by the 2017 Tax Act; the Company is in the process of analyzing the impact of the new proposed regulations and the 2017 Tax Act in accordance with Staff Accounting Bulletin No. 118.

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
Gains and losses from the Company’s fair value hedges (foreign currency forward contracts and related hedged items) were immaterial for the three and six months ended June 30, 2018 and immaterial for the three and six months June 30, 2017. Gains and losses from foreign exchange forward contracts are fully recognized each period and reported along with the offsetting gain or loss of the related hedged item, either in cost of revenues or in other income (expense), depending on the nature of the related hedged item.

In June 2018, Teradata executed a five-year interest rate swap with a $500 million initial notional amount to hedge the floating interest rate of its Term Loan, as more fully described in Note 11. The Company uses interest rate swaps to manage interest rate risks on future interest payments caused by interest rate changes on its variable rate term loan facility. The notional amount of the hedge will step-down according to the amortization schedule of the term loan.

The Company performed an initial effectiveness assessment during the period on the interest rate swap and the hedge was determined to be effective. The hedge will be evaluated qualitatively on a quarterly basis for effectiveness. Changes in fair value will be recorded in Accumulated Other Comprehensive Income and periodic settlements of the swap will be recorded in interest expense along with the interest on amounts outstanding under the term loan facility. See Note 10 for additional disclosures related to the fair value of the hedge.
The following table identifies the contract notional amount of the Company’s derivative financial instruments:

	As of
In millions	June 30, 2018	December 31, 2017
Contract notional amount of foreign exchange forward contracts	$92	$147
Net contract notional amount of foreign exchange forward contracts	$34	$23
Interest rate swap	$500	$—

All derivatives are recognized in the consolidated balance sheets at their fair value. The notional amounts represent agreed-upon amounts on which calculations of dollars to be exchanged are based and are an indication of the extent of Teradata’s involvement in such instruments. These notional amounts do not represent amounts exchanged by the parties and, therefore, are not a measure of the instruments. Refer to Note 10 for disclosures related to the fair value of all derivative assets and liabilities.
The Company does not hold or issue derivative financial instruments for trading purposes, nor does it hold or issue leveraged derivative instruments. By using derivative financial instruments to hedge exposures to changes in foreign exchange and interest rates, the Company exposes itself to credit risk. The Company manages exposure to counterparty credit risk by entering into derivative financial instruments with highly rated institutions that can be expected to fully perform under the terms of the applicable contracts.

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
Guarantees and Product Warranties. Guarantees associated with the Company’s business activities are reviewed for appropriateness and impact to the Company’s financial statements. Periodically, the Company’s customers enter into various leasing arrangements coordinated with a leasing company. In some instances, the Company guarantees the leasing company a minimum value at the end of the lease term on the leased equipment. As of June 30, 2018, the maximum future payment obligation of this guaranteed value and the associated liability balance was $4 million.
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
The following table identifies the activity relating to the warranty reserve for the six months ended June 30:

In millions	2018	2017
Warranty reserve liability
Beginning balance at January 1	$4	$5
Provisions for warranties issued	2	3
Settlements (in cash or in kind)	(3)	(4)
Balance at June 30	$3	$4
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
Concentrations of Risk. The Company is potentially subject to concentrations of credit risk on accounts receivable and financial instruments such as hedging instruments, and cash and cash equivalents. Credit risk includes the risk of nonperformance by counterparties. The maximum potential loss may exceed the amount recognized on the balance sheet. Exposure to credit risk is managed through credit approvals, credit limits, selecting major international financial institutions (as counterparties to hedging transactions) and monitoring procedures. Teradata’s business often involves large transactions with customers, and if one or more of those customers were to default in its obligations under applicable contractual arrangements, the Company could be exposed to potentially significant losses. However, management believes that the reserves for potential losses were adequate at June 30, 2018 and December 31, 2017.
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
The Company’s assets and liabilities measured at fair value on a recurring basis include money market funds, interest rate swaps and foreign currency exchange contracts. A portion of the Company’s excess cash reserves are held in money market funds which generate interest income based on the prevailing market rates. Money market funds are included in cash and cash equivalents in the Company’s balance sheet. Money market fund holdings are measured at fair value using quoted market prices and are classified within Level 1 of the valuation hierarchy.
When deemed appropriate, the Company minimizes its exposure to changes in foreign currency exchange rates through the use of derivative financial instruments, specifically, foreign exchange forward contracts. Additionally, in June 2018, Teradata executed a five-year interest rate swap with a $500 million initial notional amount in order to hedge the floating interest rate on its term-loan. The fair value of these contracts and swaps are measured at the end of each interim reporting period using observable inputs other than quoted prices, specifically market spot and forward exchange rates. As such, these derivative instruments are classified within Level 2 of the valuation hierarchy. Fair value gains for open contracts are recognized as assets and fair value losses are recognized as liabilities. The fair value of interest rate swaps recorded in other liabilities at June 30, 2018 was $3 million. The fair value of foreign exchange forward contracts recorded in other assets and accrued liabilities at June 30, 2018 and December 31, 2017, were not material. Any realized gains or losses would be mitigated by corresponding gains or losses on the underlying exposures.
The Company’s assets and liabilities measured at fair value on a recurring basis and subject to fair value disclosure requirements at June 30, 2018 and December 31, 2017 were as follows:

		Fair Value Measurements at Reporting Date Using
In millions	June 30, 2018	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Money market funds	$364	$364	$—	$—
Liabilities
Interest rate swap	$3	$—	$3	$—

		Fair Value Measurements at Reporting Date Using
In millions	December 31, 2017	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Money market funds	$501	$501	$—	$—

11. Debt

On June 11, 2018, Teradata replaced its existing five-year, $400 million revolving credit facility with a new $400 million revolving credit facility (the “Credit Facility”). The Credit Facility ends on June 11, 2023 at which point any remaining outstanding borrowings would be due for repayment unless extended by agreement of the parties for up to two additional one-year periods. In addition, under the terms of the Revolving Credit Agreement, Teradata from time to time and subject to certain conditions may increase the lending commitments under the Revolving Credit Agreement in an aggregate principal amount up to an additional $200 million, to the extent that existing or new lenders agree to provide such additional commitments. The outstanding principal amount of the Revolving Credit Agreement bears interest at a floating rate based upon, at Teradata’s option, a negotiated base rate or a Eurodollar rate plus, in each case, a margin based on Teradata’s leverage ratio. In the near term, Teradata would anticipate choosing a floating rate based on the London Interbank Offered Rate (“LIBOR”). The Credit Facility is unsecured but is guaranteed by certain of Teradata’s material domestic subsidiaries and contains certain representations and warranties, conditions, affirmative, negative and financial covenants, and events of default customary for such facilities. As of June 30, 2018, the Company had no borrowings outstanding under the Credit Facility, leaving $400 million in additional borrowing capacity available under the Credit Facility. The Company was in compliance with all covenants as of June 30, 2018.

Also, on June 11, 2018, Teradata closed on a new senior unsecured $500 million five-year term loan, the proceeds of which plus additional cash-on-hand were used to pay off the remaining $525 million of principal on its existing term loan. The $500 million term loan is payable in quarterly installments, which will commence on June 30, 2019 with 1.25% of the initial principal amount due on each of the first eight payment dates; 2.50% of the initial principal amount due on each of the next four payment dates; 5.0% of the initial principal amount due on each of the next three payment dates; and all remaining principal due on June 11, 2023. The outstanding principal amount under the term loan agreement bears interest at a floating rate based upon a negotiated base rate or a Eurodollar rate plus a margin based on the leverage ratio of the Company. As of June 30, 2018, the term loan principal outstanding was $500 million. As noted in Note 8, Teradata entered into an interest rate swap to hedge the floating interest rate of the Term Loan. As a result of the swap, Teradata’s fixed rate on the term loan equals 2.86% plus the applicable leverage-based margin as defined in the Term Loan agreement. As of June 30, 2018, the all-in fixed rate is 4.36%. The Company was in compliance with all covenants as of June 30, 2018.

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

	Three Months Ended June 30,		Six Months Ended June 30,
In millions, except per share amounts	2018	2017	2018	2017
Net income (loss) attributable to common stockholders	$4	$(4)	$(3)	$(6)
Weighted average outstanding shares of common stock	119.5	127.9	120.4	129.2
Dilutive effect of employee stock options, restricted stock and other stock awards	2.0	—	—	—
Common stock and common stock equivalents	121.5	127.9	120.4	129.2
Net income (loss) per share:
Basic	$0.03	$(0.03)	$(0.02)	$(0.05)
Diluted	$0.03	$(0.03)	$(0.02)	$(0.05)
For the three months ended June 30, 2017 and six months ended June 30, 2018 and 2017, due to the net loss attributable to Teradata common stockholders, potential common shares that would cause dilution, such as employee stock options, restricted stock and other stock awards, have been excluded from the diluted share count because their effect would have been anti-dilutive. The fully diluted shares would have been 129.5 million for the three months ended June 30, 2017 and 122.5 million and 130.7 million for the six months ended June 30, 2018 and 2017, respectively.

Options to purchase 2.5 million and 2.6 million shares of common stock for the three and six months ended June 30, 2018 and 4.5 million shares of common stock for the three and six months ended June 30, 2017 were not included in the computation of diluted earnings per share. The exercise prices of these options were greater than the average market price of the common shares for the period, and therefore would have been anti-dilutive.
13. Segment and Other Supplemental Information
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

The following table presents segment revenue and segment gross profit for the Company:

	Three Months Ended June 30,		Six Months Ended June 30,
In millions	2018	2017	2018	2017
Segment revenue
Americas	$287	$271	$551	$538
International	257	242	499	466
Total revenue	544	513	1,050	1,004
Segment gross profit
Americas	154	158	301	309
International	112	108	210	208
Total segment gross profit	266	266	511	517
Stock-based compensation costs	4	4	8	7
Acquisition, integration, reorganization and transformation-related costs	—	1	3	3
Amortization of capitalized software costs	12	19	27	40
Total gross profit	250	242	473	467
Selling, general and administrative expenses	163	165	315	320
Research and development expenses	77	78	152	148
Income (loss) from operations	$10	$(1)	$6	$(1)

14. Reorganization and Business Transformation
In 2015, the Company announced a plan to realign Teradata’s business by reducing its cost structure and focusing on the Company’s core data and analytics business. This business transformation included exiting the marketing applications business, rationalizing costs, and modifying the Company’s go-to-market approach. No costs were incurred related to this business transformation plan for the six months ended June 30, 2018.
On June 4, 2018, the Company approved a plan to consolidate certain of its operations, including transitioning its corporate headquarters to San Diego, California from its current location in Dayton, Ohio. This plan, which is being executed in connection with Teradata’s comprehensive business transformation from a data warehouse company to a data analytics platform company, is intended to better align the Company’s skills and resources to effectively pursue opportunities in the marketplace. The Company expects that the costs relating to this consolidation plan will include employee separation benefits, transition support, and other exit-related costs. The employee separation benefit costs are being expensed over the time period that the employees have to work to earn them.
The Company expects that it will incur costs and charges, which are substantially all cash expenditures, in the range of approximately $35 to $45 million related to the plan, consisting primarily of the following types of items:

•	$21 to $26 million for employee severance and other employee-related costs,

•	$6 to $8 million charge for facilities lease related costs, and

•	$8 to $11 million for outside service, legal and other associated costs.

The Company expects to incur these costs and charges in 2018 and 2019, with the majority of the cash expenditures in 2019. The Company expects the actions related to the plan will be completed by 2019.

Costs incurred for the plans listed above, for the six months ended June 30, 2018 and 2017 are included in the table below.

	Six months Ended June 30,
In millions	2018	2017
Employee severance and other employee related cost	$—	$2
Asset write-downs	—	6
Professional services, legal and other transformation costs	—	18
Employee separation benefits costs related to headquarter transition and business transformation	2	—
Transition support and other exit related costs for the headquarter transition and business transformation	3	—
Total reorganization and business transformation cost	$5	$26
For the six months ended June 30, 2017, costs incurred above include $8 million for an inventory charge and other associated transformation costs related to the discontinuation of Teradata's prior hardware platforms.

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
Second Quarter Financial Overview
As more fully discussed in later sections of this MD&A, the following were significant financial items for the second quarter of 2018:

•
Total revenue was $544 million for the second quarter of 2018, up 6% from the second quarter of 2017, with an underlying 11% increase in recurring revenue as the Company's business shifts to subscription-based transactions and a 7% increase in perpetual software licenses and hardware revenue, which was partially offset by a 4% decrease in consulting services revenue.

•
Gross margin decreased to 46.0% in the second quarter of 2018 from 47.2% in the second quarter of 2017, due to higher mix of lower margin hardware revenue recognized in the quarter. The increased mix shift to hardware is due to more of the Company’s software license revenue being recognized over time in subscription-based transactions.

•	Operating expenses for the second quarter of 2018 decreased by 1% compared to the second quarter of 2017.

•	Operating income was $10 million in the second quarter of 2018, compared to operating loss of $1 million in the second quarter of 2017, primarily due to higher revenue.

•	Net income in the second quarter of 2018 was $4 million, compared to a $4 million net loss in the second quarter of 2017.
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
Analytical environments are increasing in complexity. There is more choice around analytic tools and technology than ever before, including commercial and open source solutions, as well as on-premises and cloud subscription-based options. As a result, we offer flexible purchasing and deployment options with our Teradata Everywhere strategy, providing purchasing options for our customers, which include the ability for customers to purchase Teradata software as a subscription-based license across a range of simpler software bundles at different price points for different use cases. All subscription-based Teradata software licenses enable portability of the software license between cloud and on-premises deployment options, which de-risks customer decisions, particularly for customers with future plans to move to the cloud. Customer buying behavior continues to move from predominantly capital purchases to these subscription-based purchasing options.
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
Teradata has introduced additional financial and performance metrics to allow for greater transparency regarding the progress we are making toward achieving our strategic objectives. These metrics include the following:

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
As a portion of the Company’s operations and revenue occur outside the United States ("U.S."), and in currencies other than the U.S. dollar, the Company is exposed to fluctuations in foreign currency exchange rates. Based on currency rates as of July 31, 2018, Teradata is expecting one percentage point of benefit from currency translation on our full year projected revenue growth rate.

Results of Operations for the Three Months Ended June 30, 2018
Compared to the Three Months Ended June 30, 2017
Revenue

		% of		% of
In millions	2018	Revenue	2017	Revenue
Recurring	$312	57.4%	$281	54.8%
Perpetual software licenses and hardware	97	17.8%	91	17.7%
Consulting services	135	24.8%	141	27.5%
Total revenue	$544	100%	$513	100%
Total revenue increased $31 million or 6% in the second quarter of 2018 compared to the second quarter of 2017. The revenue increase included a 2% favorable impact from foreign currency fluctuations. Recurring revenue grew 11% in the second quarter of 2018 from the prior-year period, which included a 1% favorable impact from foreign currency fluctuations. Consistent with the strategy to shift to subscription-based transactions, we experienced a larger percentage of transactions shifting to a subscription-based model in the second quarter of 2018 versus the second quarter of 2017. Under subscription models, we recognize revenue over time as opposed to the upfront recognition under the perpetual model. Revenues from perpetual software licenses and hardware increased 7% in the second quarter of 2018 as compared to the prior-year period, largely due to a to a few large transactions in the quarter. The increase included a 2% favorable impact from foreign currency fluctuations. The perpetual software licenses and hardware revenue had a higher mix of hardware revenue in 2018 than 2017 as more customers are purchasing hardware upfront and software licenses on a subscription basis. Consulting services revenue decreased 4% in the second quarter of 2018 compared to the prior-year period. The decrease included a 2% favorable impact from foreign currency fluctuations. As we have shifted our strategy to focus on the Top 500 analytical opportunities as well as business consulting, we are doing less lower value implementation related services.
Included below are financial and performance growth metrics for the second quarter of 2018:

•
Total ARR at the end of the second quarter of 2018 was $1.2 billion, an increase of 7% from the end of the second quarter of 2017. Beginning in the first quarter of 2018, recurring revenue and ARR now includes recurring revenue from our managed services business. The prior-period amounts have been updated to reflect the current period presentation.

•
Approximately 66% of our bookings in the second quarter of 2018 were subscription-based. We now expect subscription-based transactions to comprise 65 to 70 percent of our bookings mix for the full year.

•	We expect TCore growth in the mid to high teens in 2018.
Gross Profit

		% of		% of
In millions	2018	Revenue	2017	Revenue
Recurring	$224	71.8%	$209	74.4%
Perpetual software licenses and hardware	24	24.7%	34	37.4%
Consulting services	2	1.5%	(1)	(0.7)%
Total gross profit	$250	46.0%	$242	47.2%
The decrease in recurring revenue gross profit as a percent of revenue was driven by a higher mix of subscription- based revenue in the quarter as compared to the previous period. Subscription-based transactions are typically lower margin as compared to revenue from maintenance and software upgrade rights on perpetual software licenses.
The decrease in perpetual software licenses and hardware gross profit as a percent of revenue was driven by a higher mix of hardware revenue as some customers continue to purchase their hardware upfront while buying the software on a subscription basis, which is recorded in recurring revenue.
Consulting services gross profit as a percentage of revenue improved as compared to the prior year as the Company continues to focus on costs and utilization.

Operating Expenses

		% of		% of
In millions	2018	Revenue	2017	Revenue
Selling, general and administrative expenses	$163	30.0%	$165	32.2%
Research and development expenses	77	14.2%	78	15.2%
Total operating expenses	$240	44.1%	$243	47.4%
The decrease in Selling, General and Administrative ("SG&A") expense as compared to the second quarter of 2017 was due to lower reorganization and transformation costs.
The reduction in Research and Development ("R&D") expenses as compared to the second quarter of 2017 was due to lower amortization of acquired intangible assets.
Other Expense, net

In millions	2018	2017
Interest income	$4	$3
Interest expense	(5)	(4)
Other	(3)	(1)
Other expense, net	$(4)	$(2)
Other expense in the second quarter of 2018 and 2017 is comprised primarily of interest expense on long-term debt partially offset by interest income earned on our cash and cash equivalents. Interest income and expense increased due to increases in interest rates.
Provision for Income Taxes
Income tax provisions for interim periods are based on estimated annual income tax rates, adjusted to reflect the effects of any significant infrequent or unusual items which are required to be discretely recognized within the current interim period. The 2018 and 2017 effective tax rates were both impacted by the passage of the Tax Cuts and Jobs Act (the “Tax Act”), which was signed into law on December 22, 2017, making significant changes to the U.S. Internal Revenue Code. Changes include, a corporate tax rate decrease from 35% to 21% for tax years beginning after December 31, 2017; the transition of U.S international taxation from a worldwide tax system to a modified territorial tax system, and a one-time transition tax on the mandatory deemed repatriation of cumulative foreign earnings as of December 31, 2017. On December 22, 2017, Staff Accounting Bulletin No. 118 ("SAB 118") was issued to address the application of U.S. generally accepted accounting principles ("GAAP") in situations when a registrant does not have the necessary information available, prepared, or analyzed (including computations) in reasonable detail to complete the accounting for certain income tax effects of the Tax Act.
In accordance with SAB 118, the Company has made its best estimate of the impact of the Tax Act in its 2017 and 2018 income tax provision in accordance with its understanding of the Tax Act and guidance available as of the date of this filing. The provisional amount related to the one-time transition tax on the mandatory deemed repatriation of cumulative foreign earnings of $1.3 billion was recorded in the fourth quarter of 2017 and was $145 million of tax expense, which the Company expects to pay over an 8-year period. The Company also recorded a provisional benefit of $19 million, a majority of which related to the re-measurement of certain deferred tax assets and liabilities based on the rates at which they are expected to reverse in the future. No adjustment to the provisional amounts was recorded in the second quarter of 2018, although the Company continues to finalize the provisional amounts. The ultimate impact may differ materially from these provisional amounts due to additional analysis, changes in interpretations and assumptions the Company has made, additional regulatory guidance that may be issued, and actions the Company may take as a result of the Tax Act. As a result of the Tax Act, the Company changed its indefinite reversal assertion related to its undistributed earnings of its foreign subsidiaries and no longer considers a majority of its foreign earnings permanently reinvested outside of the U.S.
The effective tax rates in the periods presented are largely based upon the forecasted pre-tax earnings mix between the U.S. and other foreign taxing jurisdictions where the Company conducts its business under its current structure.

The Company estimates its full-year effective tax rate for 2018 to be approximately 20%, which takes into consideration the forecasted earnings mix by jurisdiction for 2018 and the estimated discrete items to be recognized in 2018. The forecasted tax rate is based on the overseas profits being taxed at an overall effective tax rate of approximately 19%, as compared to the federal statutory tax rate of 21% in the U.S.
The effective tax rate for the three months ended June 30, 2018 and June 30, 2017 were as follows:

	2018	2017
Effective tax rate	33.3%	(33.3)%

Discrete tax items related to interest accruals on uncertain tax positions and equity based compensation resulted in income tax expense of $1 million on pre-tax net loss of $3 million for the three months ended June 30, 2017.

Revenue and Gross Profit by Operating Segment

Teradata is managing its business in two operating segments: (1) Americas region (North America and Latin America); and (2) International region (Europe, Middle East, Africa, Asia Pacific and Japan). For purposes of discussing results by segment, management excludes the impact of certain items, consistent with the manner by which management evaluates the performance of each segment. This format is useful to investors because it allows analysis and comparability of operating trends. It also includes the same information that is used by Teradata management to make decisions regarding the segments and to assess financial performance. The chief operating decision maker, who is our President and Chief Executive Officer, evaluates the performance of the segments based on revenue and multiple profit measures, including segment gross profit. For management reporting purposes assets are not allocated to the segments. Our segment results are reconciled to total company results reported under GAAP in Note 13 of Notes to Condensed Consolidated Financial Statements (Unaudited).
The following table presents revenue and operating performance by segment for the three months ended June 30:

		% of		% of
In millions	2018	Revenue	2017	Revenue
Segment revenue
Americas	$287	52.8%	$271	52.8%
International	257	47.2%	242	47.2%
Total segment revenue	$544	100%	$513	100%
Segment gross profit
Americas	$154	53.7%	$158	58.3%
International	112	43.6%	108	44.6%
Total segment gross profit	$266	48.9%	$266	51.9%
Americas: Revenue increased 6% in the second quarter of 2018 from the second quarter of 2017. The revenue increase was driven by an 8% increase in recurring revenue driven by the shift to subscription-based transactions. Segment gross profit as a percentage of revenues was lower primarily due to a higher mix of hardware revenue in the second quarter of 2018 versus the second quarter of 2017.
International: Revenue increased by 6% in the second quarter of 2018 as compared to the second quarter of 2017. The increase was driven by a 4% favorable impact from foreign currency fluctuations. Segment gross profit as a percentage of revenues was lower primarily due to deal mix and a higher mix of hardware revenue in the second quarter of 2018 versus the second quarter of 2017.
Results of Operations for the Six months ended June 30, 2018
Compared to the Six months ended June 30, 2017
Revenue

		% of		% of
In millions	2018	Revenue	2017	Revenue
Recurring	$614	58.5%	$554	55.2%
Perpetual software licenses and hardware	166	15.8%	181	18.0%
Consulting services	270	25.7%	269	26.8%
Total revenue	$1,050	100%	$1,004	100%
Total revenue increased $46 million or 5% during the six months ended June 30, 2018 compared to the six months ended June 30, 2017. The revenue increase included a 3% favorable impact from foreign currency fluctuations. Recurring revenue grew 11% in the first six months of 2018 from the prior-year period, which included a 3% favorable impact from foreign currency fluctuations. Consistent with the strategy to shift to subscription-based transactions, we experienced a larger percentage of transactions shifting to a subscription-based model in first six months of 2018 versus the same period in 2017. Under subscription models, we recognize revenue over time as opposed to the upfront recognition under the perpetual model. Revenues from perpetual software licenses and hardware decreased 8% in the first six months of 2018 as compared to the prior-year period, including a 3% favorable impact from foreign currency fluctuations. We expect perpetual revenues to continue to decline as customers switch to a subscription-based model. Consulting services revenue were flat in the first six months of 2018 compared to the prior-year period, which includes a 3% favorable impact from foreign currency fluctuations.
Gross Profit

		% of		% of
In millions	2018	Revenue	2017	Revenue
Recurring	$436	71.0%	$415	74.9%
Perpetual software licenses and hardware	45	27.1%	63	34.8%
Consulting services	(8)	(3.0)%	(11)	(4.1)%
Total gross profit	$473	45.0%	$467	46.5%
The decrease in recurring revenue gross profit as a percent of revenue was driven by a higher mix of subscription-based revenue in the quarter as compared to the previous period. Subscription-based transactions are typically lower margin as compared to the recurring revenue on legacy maintenance and software upgrade rights.
The decrease in perpetual software licenses and hardware gross profit as a percent of revenue was driven by a higher mix of hardware revenue as some customers continue to purchase their hardware upfront while buying the software on a subscription basis, which is recorded in recurring revenue.
Consulting services gross profit as a percentage of revenue improved as compared to the prior period as the Company continues to focus on costs and utilization.
Operating Expenses

		% of		% of
In millions	2018	Revenue	2017	Revenue
Selling, general and administrative expenses	$315	30.0%	$320	31.9%
Research and development expenses	152	14.5%	148	14.7%
Total operating expenses	$467	44.5%	$468	46.6%
The decrease in SG&A expense is due to an inventory charge and other transformation associated costs related to the discontinuation of our prior hardware platforms recorded in 2017 and lower reorganization and transformation costs in 2018 as compared to 2017. This was partially offset by investments that we are making in 2018 related to our strategic transformation initiatives as well as increased sales and sales support headcount.
R&D expenses increased primarily due to strategic investments in managed and public cloud as well as the new Teradata Analytics Platform.

Other Expense, net

In millions	2018	2017
Interest income	$7	$5
Interest expense	(10)	(7)
Other	(5)	(2)
Other expense, net	$(8)	$(4)
Other expense in the first six months of 2018 and 2017 is comprised primarily of interest expense on long-term debt partially offset by interest income earned on our cash and cash equivalents. Interest income and expense increased due to increases in interest rates.
Provision for Income Taxes
The effective tax rate for the six months ended June 30, 2018 and 2017 were as follows:

	2018	2017
Effective tax rate	(50.0)%	(20.0)%

Discrete tax items related to interest accruals on uncertain tax positions and equity based compensation resulted in income tax expense of $1 million on a pre-tax net loss of $2 million for the six months ended June 30, 2018, resulting in an effective income tax rate of (50.0%).

Discrete tax items related to interest accruals on uncertain tax positions and equity based compensation resulted in income tax expense of $1 million on pre-tax net loss of $5 million for the six months ended June 30, 2017.

Revenue and Gross Profit by Operating Segment
The following table presents revenue and operating performance by segment for the six months ended June 30:

		% of		% of
In millions	2018	Revenue	2017	Revenue
Segment revenue
Americas	$551	52.5%	$538	53.6%
International	499	47.5%	466	46.4%
Total segment revenue	$1,050	100%	$1,004	100%
Segment gross profit
Americas	$301	54.6%	$309	57.4%
International	210	42.1%	208	44.6%
Total segment gross profit	$511	48.7%	$517	51.5%
Americas: Revenue increased 2% in the first six months of 2018 from the previous period. This includes a 1% negative impact from foreign currency fluctuations. The revenue increase was driven by an 8% increase in recurring revenue driven by the shift to subscription-based transactions, which was partially offset by a decrease in perpetual software licenses and hardware. Segment gross profit as a percentage of revenues was lower primarily due to a higher mix of hardware revenue.
International: Revenue increased by 7% in the first six months of 2018 as compared to the previous period. The increase was driven by a 6% favorable impact from foreign currency fluctuations. Segment gross profit as a percentage of revenues was lower primarily due to a higher mix of hardware revenue.

Financial Condition, Liquidity and Capital Resources
Cash provided by operating activities decreased by $19 million in the six months ended June 30, 2018 compared to the six months ended June 30, 2017. The decrease in cash provided by operating activities was primarily due to the Company’s ongoing transition to subscription-based purchasing options, which result in the Company collecting less cash in the current period as customers pay over time. Cash from operating activities was also impacted by a higher expense run rate from prior-year strategic transformation investments and fluctuations in working capital.
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
The table below shows net cash provided by operating activities and capital expenditures for the following periods:

	Six Months Ended June 30,
In millions	2018	2017
Net cash provided by operating activities	$290	$309
Less:
Expenditures for property and equipment	(58)	(30)
Additions to capitalized software	(4)	(4)
Free cash flow	$228	$275

Financing activities and certain other investing activities are not included in our calculation of free cash flow. There were no other investing activities for the first six months ended June 30, 2018. For the first six months ended June 30, 2017, other investing activities included $17 million for an immaterial acquisition and $1 million for an additional release of funds from a previous acquisition.
Teradata’s financing activities for the six months ended June 30, 2018 and 2017 primarily consisted of cash outflows for share repurchases and payments on the revolving credit facility and long-term debt. At June 30, 2018, the Company had no outstanding borrowings on the revolving credit facility. The Company purchased approximately 4.1 million shares of its common stock at an average price per share of $38.14 in the six months ended June 30, 2018, and 5.1 million shares at an average price per share of $29.40 in the six months ended June 30, 2017 under the two share repurchase programs that were authorized by our Board of Directors. The first program (the “dilution offset program”), allows the Company to repurchase Teradata common stock to the extent of cash received from the exercise of stock options and the Teradata Employee Stock Purchase Plan (“ESPP”) to offset dilution from shares issued pursuant to these plans. As of June 30, 2018, under the Company’s second share repurchase program (the “general share repurchase program”), the Company had $379 million of authorization remaining to repurchase outstanding shares of Teradata common stock. Share repurchases made by the Company are reported on a trade date basis. Our share repurchase activity depends on factors such as our working capital needs, our cash requirements for capital investments, our stock price, and economic and market conditions.
Proceeds from the ESPP and the exercise of stock options, net of tax, were $20 million for the six months ended June 30, 2018 and $12 million for the six months ended June 30, 2017. These proceeds are included in other financing activities, net in the Condensed Consolidated Statements of Cash Flows (Unaudited).

Our total in cash and cash equivalents held outside the U.S. in various foreign subsidiaries was $673 million as of June 30, 2018 and $1,044 million as of December 31, 2017. The remaining balance held in the U.S. was $209 million as of June 30, 2018 and $45 million as of December 31, 2017. Prior to the enactment of the Tax Act, the Company either reinvested or intended to reinvest its earnings outside of the U.S. As a result of the Tax Act, the Company has changed its indefinite reinvestment assertion related to foreign earnings that have been taxed in the U.S. and now considers a majority of these earnings no longer indefinitely reinvested. For the first six months ended June 30, 2018, the Company repatriated $525 million of its offshore cash and utilized $280 million to pay down its credit facilities and used $157 million for share repurchases that occurred during the period. The Company plans to repatriate an additional $275 million of its offshore cash by the end of 2018, and intends to use a portion of the repatriated funds to repurchase shares and retain the remainder for general corporate purposes. Effective January 1, 2018, the U.S. has moved to a territorial system of international taxation, and as such will not subject future foreign earnings to U.S. taxation upon repatriation in future years.
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
Long-term Debt. On June 11, 2018, Teradata replaced its existing five-year, $400 million revolving credit facility with a new $400 million revolving credit facility (the “Credit Facility”). The Credit Facility ends on June 11, 2023 at which point any remaining outstanding borrowings would be due for repayment unless extended by agreement of the parties for up to two additional one-year periods.  In addition, under the terms of the Revolving Credit Agreement, Teradata from time to time and subject to certain conditions may increase the lending commitments under the Revolving Credit Agreement in an aggregate principal amount up to an additional $200 million, to the extent that existing or new lenders agree to provide such additional commitments. The outstanding principal amount of the Revolving Credit Agreement bears interest at a floating rate based upon, at Teradata’s option, a negotiated base rate or a Eurodollar rate plus, in each case, a margin based on Teradata’s leverage ratio. In the near term, Teradata would anticipate choosing a floating rate based on the London Interbank Offered Rate (“LIBOR”). The Credit Facility is unsecured but is guaranteed by certain of Teradata’s material domestic subsidiaries and contains certain representations and warranties, conditions, affirmative, negative and financial covenants, and events of default customary for such facilities. As of June 30, 2018, the Company had no borrowings outstanding under the Credit Facility, leaving $400 million in additional borrowing capacity available under the Credit Facility. The Company was in compliance with all covenants under the Credit Facility as of June 30, 2018.
Also, on June 11, 2018, Teradata closed on a new senior unsecured $500 million five-year term loan, the proceeds of which plus additional cash-on-hand were used to pay off the remaining $525 million of principal on its existing term loan. The $500 million term loan is payable in quarterly installments, which will commence on June 30, 2019 with 1.25% of the initial principal amount due on each of the first eight payment dates; 2.50% of the initial principal amount due on each of the next four payment dates; 5.0% of the initial principal amount due on each of the next three payment dates; and all remaining principal due on June 11, 2023. The outstanding principal amount under the term loan agreement bears interest at a floating rate based upon a negotiated base rate or a Eurodollar rate plus a margin based on the leverage ratio of the Company. As of June 30, 2018, the term loan principal outstanding was $500 million. The Company was in compliance with all covenants under the term loan as of June 30, 2018.

In addition, in June 2018, Teradata executed a five-year interest rate swap with a $500 million initial notional amount in order to hedge the floating rate interest on the above-described term loan. The notional amount of the hedge will step-down according to the amortization schedule of the term loan. As a result of the swap, Teradata’s fixed rate on the term loan equals 2.86% plus the applicable leverage-based margin as defined in the Term Loan agreement. As of June 30, 2018, the all-in fixed rate is 4.36%.

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
In many cases, the accounting treatment of a particular transaction is specifically dictated by GAAP and does not require significant management judgment in its application. There are also areas in which management’s judgment in selecting among available alternatives would not produce a materially different result. The significant accounting policies and estimates that we believe are the most critical to aid in fully understanding and evaluating our reported financial results are discussed in the 2017 Annual Report. The changes to the revenue policy and impact to reported results are discussed in Note 3 of the Notes to Condensed Consolidated Financial Statements (Unaudited). Teradata’s senior management has reviewed all other critical accounting policies and related disclosures and determined that there were no significant changes in our critical accounting policies in the six months ended June 30, 2018.
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

Based on their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2018 our disclosure controls and procedures were effective to provide reasonable assurance that the information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.
Changes in Internal Control over Financial Reporting
There have been no changes in our internal control over financial reporting that occurred during the last fiscal quarter ended June 30, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Part II—OTHER INFORMATION
Item 1. Legal Proceedings.

On June 19, 2018, the Company and certain of its subsidiaries filed a lawsuit in the U.S. District Court for the Northern District of California against SAP SE, SAP America, Inc., and SAP Labs, LLC (collectively, “SAP”). In the lawsuit, the Company alleges that SAP misappropriated certain of the Company’s trade secrets within the Company’s enterprise data analytics and warehousing products and used them to develop and introduce a competing product. The Company further alleges that SAP has then employed anticompetitive practices using its substantial market position in the enterprise resource planning applications market to pressure the Company’s customers to switch to SAP’s competing product. The Company seeks an injunction barring SAP’s alleged conduct, monetary damages, and other available legal and equitable relief.
Item 1A. Risk Factors.

There have not been any material changes to the risk factors previously disclosed in Part I, Item IA of the Company's Annual Report on Form 10-K.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
Purchase of Company Common Stock
During the second quarter of 2018, the Company executed purchases of 2,066,681 shares of its common stock at an average price per share of $39.19 under the two share repurchase programs that were authorized by our Board of Directors. The first program (the “dilution offset program”), allows the Company to repurchase Teradata common stock to the extent of cash received from the exercise of stock options and the Teradata Employee Stock Purchase Plan (“ESPP”) to offset dilution from shares issued pursuant to these plans. As of June 30, 2018, under the Company’s second share repurchase program (the “general share repurchase program”), the Company had $379 million of authorization remaining to repurchase outstanding shares of Teradata common stock. Share repurchases made by the Company are reported on a trade date basis.
Section 16 officers occasionally sell vested shares of restricted stock to the Company at the current market price to cover their withholding taxes. For the six months ended June 30, 2018, the total of these purchases was 104,996 shares at an average price of $37.90 per share.
The following table provides information relating to the Company’s share repurchase programs for the six months ended June 30, 2018:

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Dilution Offset Program	Total Number of Shares Purchased as Part of Publicly Announced General Share Repurchase Program	Maximum Dollar Value that May Yet Be Purchased Under the Dilution Offset Program	Maximum Dollar Value that May Yet Be Purchased Under the General Share Repurchase Program
Month
First Quarter Total	2,052,137	$37.09	591,708	1,460,429	$8,696,662	$446,329,050
April 2018	737,315	$39.65	217,100	520,215	$2,778,696	$425,673,533
May 2018	1,096,867	$38.47	84,139	1,012,728	$105,776	$386,706,885
June 2018	232,499	$41.12	46,007	186,492	$4,521,075	$379,010,024
Second Quarter Total	2,066,681	$39.19	347,246	1,719,435	$4,521,075	$379,010,024
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

3.2	Amended and Restated By-Laws of Teradata Corporation, as amended and restated on July 26, 2016 (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K dated August 1, 2016).

4.1	Common Stock Certificate of Teradata Corporation (incorporated by reference to Exhibit 4.1 to the Quarterly Report on Form 10-Q dated November 13, 2007 (SEC file number 001-33458)).

10.1	Teradata Corporation Director Compensation Program, amended and restated effective April 17, 2018.

10.2
Revolving Credit Agreement dated as of June 11, 2018 among Teradata Corporation, Bank of America, N.A., as Administrative Agent, JPMorgan Chase Bank, N.A., as Syndication Agent, Citibank, N.A., MUFG Bank, LTD., U.S. Bank National Association, and Wells Fargo Bank, National Association, as Co-Documentation Agents, and the other lenders party thereto (incorporated by reference to Exhibit 1.1 to the Current Report on Form 8-K dated June 13, 2018).

10.3
Term Loan Agreement dated as of June 11, 2018 among Teradata Corporation, JPMorgan Chase Bank, N.A., as Administrative Agent, Bank of America, N.A., as Syndication Agent, Citibank, N.A., MUFG Bank, LTD., U.S. Bank National Association, and Wells Fargo Bank, National Association, as Co-Documentation Agents, and the other lenders party thereto (incorporated by reference to Exhibit 1.2 to the Current Report on Form 8-K dated June 13, 2018).

10.4	Teradata Employee Stock Purchase Plan, as amended and restated on January 30, 2018.

10.5*	Separation Letter by Teradata Corporation to Suzanne Zoumaras, dated June 26, 2018.

31.1	Certification pursuant to Rule 13a-14(a), dated August 6, 2018.

31.2	Certification pursuant to Rule 13a-14(a), dated August 6, 2018.

32	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated August 6, 2018.

101
Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Condensed Consolidated Statements of Income (Loss) for the three and six month period ended June 30, 2018 and 2017, (ii) the Condensed Consolidated Statements of Comprehensive (Loss) Income for the three and six month period ended June 30, 2018 and 2017, (iii) the Condensed Consolidated Balance Sheets at June 30, 2018 and December 31, 2017, (iv) the Condensed Consolidated Statements of Cash Flows for the six month period ended June 30, 2018 and 2017 and (v) the notes to the Condensed Consolidated Financial Statements.

* Management contracts or compensatory plans, contracts or arrangements.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TERADATA CORPORATION

Date: August 6, 2018	By:	/s/ Mark A. Culhane
Mark A.Culhane Executive Vice President and Chief Financial Officer