Form 10-Q
period 2018-09-30
TERADATA CORP /DE/
filed 2018-11-05
CIK 816761

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2018
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission File Number 001-33458
TERADATA CORPORATION
(Exact name of registrant as specified in its charter)

Delaware	75-3236470
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)
17095 Via Del Campo
San Diego, California 92127
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
At October 31, 2018, the registrant had approximately 118.2 million shares of common stock outstanding.

PART I—FINANCIAL INFORMATION

Part 1—FINANCIAL INFORMATION

Item 1.	Financial Statements.
Teradata Corporation
Condensed Consolidated Statements of Income (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
In millions, except per share amounts	2018	2017	2018	2017
Revenue
Recurring	$312	$292	$926	$846
Perpetual software licenses and hardware	77	90	243	271
Consulting services	137	144	407	413
Total revenue	526	526	1,576	1,530
Cost of revenue
Cost of recurring	93	84	271	223
Cost of perpetual software licenses and hardware	43	51	164	169
Cost of consulting services	126	141	404	421
Total cost of revenue	262	276	839	813
Gross profit	264	250	737	717
Operating expenses
Selling, general and administrative expenses	166	161	481	481
Research and development expenses	84	80	236	228
Total operating expenses	250	241	717	709
Income from operations	14	9	20	8
Other expense, net
Interest expense	(6)	(4)	(16)	(11)
Interest income	4	3	11	8
Other expense	(2)	(2)	(7)	(4)
Total other expense, net	(4)	(3)	(12)	(7)
Income before income taxes	10	6	8	1
Income tax benefit	(8)	(7)	(7)	(6)
Net income	$18	$13	$15	$7
Net income per weighted average common share
Basic	$0.15	$0.11	$0.13	$0.05
Diluted	$0.15	$0.10	$0.12	$0.05
Weighted average common shares outstanding
Basic	118.7	123.7	119.9	127.3
Diluted	120.7	125.8	121.8	129.1
See Notes to Condensed Consolidated Financial Statements (Unaudited).

Teradata Corporation
Condensed Consolidated Statements of Comprehensive Income (Loss) (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
In millions	2018	2017	2018	2017
Net income	$18	$13	$15	$7
Other comprehensive income:
Foreign currency translation adjustments	(6)	7	(23)	17
Derivatives
Unrealized gain on derivatives, before tax	4	—	1	—
Unrealized gain on derivatives, tax portion	—	—	—	—
Unrealized gain on derivatives, net of tax	4	—	1	—
Defined benefit plans:
Defined benefit plan adjustment, before tax	—	1	4	3
Defined benefit plan adjustment, tax portion	—	—	(1)	—
Defined benefit plan adjustment, net of tax	—	1	3	3
Other comprehensive (loss) income	(2)	8	(19)	20
Comprehensive income (loss)	$16	$21	$(4)	$27
See Notes to Condensed Consolidated Financial Statements (Unaudited).

Teradata Corporation
Condensed Consolidated Balance Sheets (Unaudited)

In millions, except per share amounts	September 30, 2018	December 31, 2017
Assets
Current assets
Cash and cash equivalents	$768	$1,089
Accounts receivable, net	372	554
Inventories	45	30
Other current assets	99	77
Total current assets	1,284	1,750
Property and equipment, net	226	162
Capitalized software, net	84	121
Goodwill	396	399
Acquired intangible assets, net	17	23
Deferred income taxes	54	57
Other assets	75	44
Total assets	$2,136	$2,556
Liabilities and stockholders’ equity
Current liabilities
Current portion of long-term debt	$13	$60
Short-term borrowings	—	240
Accounts payable	95	74
Payroll and benefits liabilities	147	173
Deferred revenue	384	414
Other current liabilities	86	102
Total current liabilities	725	1,063
Long-term debt	484	478
Pension and other postemployment plan liabilities	109	109
Long-term deferred revenue	102	85
Deferred tax liabilities	4	4
Other liabilities	152	149
Total liabilities	1,576	1,888
Commitments and contingencies (Note 9)
Stockholders’ equity
Preferred stock: par value $0.01 per share, 100.0 shares authorized, no shares issued and outstanding at September 30, 2018 and December 31, 2017, respectively	—	—
Common stock: par value $0.01 per share, 500.0 shares authorized, 118.1 and 121.9 shares issued at September 30, 2018 and December 31, 2017, respectively	1	1
Paid-in capital	1,397	1,320
Accumulated deficit	(745)	(579)
Accumulated other comprehensive loss	(93)	(74)
Total stockholders’ equity	560	668
Total liabilities and stockholders’ equity	$2,136	$2,556
See Notes to Condensed Consolidated Financial Statements (Unaudited).

Teradata Corporation
Condensed Consolidated Statements of Cash Flows (Unaudited)

	Nine Months Ended September 30,
In millions	2018	2017
Operating activities
Net income	$15	$7
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	95	103
Stock-based compensation expense	50	51
Deferred income taxes	(11)	(22)
Changes in assets and liabilities:
Receivables	182	182
Inventories	(15)	(11)
Current payables and accrued expenses	(8)	—
Deferred revenue	7	(2)
Other assets and liabilities	(58)	(7)
Net cash provided by operating activities	257	301
Investing activities
Expenditures for property and equipment	(92)	(59)
Additions to capitalized software	(5)	(7)
Business acquisitions and other investing activities, net	—	(18)
Net cash used in investing activities	(97)	(84)
Financing activities
Repurchases of common stock	(206)	(351)
Repayments of long-term borrowings	(40)	(23)
Proceeds from credit facility borrowings	—	180
Repayments of credit facility borrowings	(240)	—
Payment of capital lease	(1)	—
Other financing activities, net	23	20
Net cash used in financing activities	(464)	(174)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(17)	8
(Decrease) increase in cash, cash equivalents and restricted cash	(321)	51
Cash, cash equivalents and restricted cash at beginning of period	1,089	974
Cash, cash equivalents and restricted cash at end of period	$768	$1,025

Supplemental cash flow disclosure
Non-cash investing and financing activities:
Assets acquired by capital lease	$23	$—
Reconciliation of cash, cash equivalents and restricted cash to the Consolidated Balance Sheets:

	September 30, 2018	December 31, 2017
Cash and cash equivalents	$768	$1,089
Restricted cash	—	—
Total cash, cash equivalents and restricted cash	$768	$1,089

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
During the first quarter of 2018, the Company changed its historical presentation of its revenue and cost of revenue categories. Previously, the Company presented revenue and cost of revenue on two lines: product and cloud, and services. As part of the Company’s business transformation, the Company is transitioning away from perpetual software to subscription-based transactions. To better reflect this shift in the business, the Company adopted a revised presentation in the first quarter of 2018, including the separation of recurring revenue from non-recurring product and consulting services. Recurring revenue consists of our on-premises and off-premises subscriptions, including subscription licenses recognized on a month-to-month basis, cloud, service models, hardware rentals, software upgrade rights on perpetual software licenses, maintenance and managed services. Recurring revenue is intended to depict the revenue recognition model for these transactions. The recurrence of these revenue streams in future periods depends on a number of factors, including contractual periods and customers' renewal decisions. Perpetual software licenses and hardware revenue consists of hardware, perpetual software licenses, and subscription/term licenses recognized upfront. Consulting services revenue consists of consulting, implementation and installation services.
In connection with these revisions, the Company also revised its cost of revenue classification to present costs associated with the new revenue presentation. This change in presentation does not affect the Company’s total revenues, total cost of revenues or overall total gross profit (defined as total revenue less total cost of revenue).
2. New Accounting Pronouncements

Leases.  In February 2016, the Financial Accounting Standards Board (FASB) issued new guidance which requires a lessee to account for leases as finance or operating leases. Both leases will result in the lessee recognizing a right-of-use asset and a corresponding lease liability on its balance sheet, with differing methodology for income statement recognition. For lessors, the standard modifies the classification criteria and the accounting for sales-type and direct financing leases. Entities will classify leases to determine how to recognize lease-related revenue and expense. This standard is effective for public entities for fiscal years, and interim periods within those years, beginning after December 15, 2018, and early adoption is permitted. The standard requires a transition adoption election using either (1) a modified retrospective approach with periods prior to the adoption date being recast, or (2) a prospective adoption approach with a cumulative-effect adjustment recognized to the opening balance of retained earnings on the adoption date with prior periods not recast. We anticipate adopting this standard on January 1, 2019 using the prospective adoption approach and electing the practical expedients allowed under the standard. We are in the process of aggregating and evaluating lease arrangements, implementing new controls and processes, and implementing a lease accounting system. At this time, we are unable to reasonably estimate the increase in total assets and total liabilities, which may be material. The impact on our results of operations and cash flows is not expected to be material.

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

Clarifying the Scope and the Accounting Guidance for Contributions Received and Contributions Made. In June 2018, the FASB issued new guidance to clarify and improve the scope and the accounting guidance for contributions received and contributions made. The amendments are intended to assist entities in evaluating whether transactions should be accounted for as contributions (nonreciprocal transactions) or as exchange (reciprocal) transactions and (2) determining whether a contribution is conditional. The amendments in this update are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. The Company is currently evaluating this guidance to determine the impact it may have on its consolidated financial statements.

Fair Value Measurement.  In August 2018, the FASB issued new guidance that modifies disclosure requirements related to fair value measurement. The amendments in this update are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. Implementation on a prospective or retrospective basis varies by specific disclosure requirement. Early adoption is permitted. The standard also allows for early adoption of any removed or modified disclosures upon issuance of this update while delaying adoption of the additional disclosures until their effective date. The Company is currently evaluating this guidance to determine the impact it may have on its disclosures.

Compensation-Retirement Benefits-Defined Benefit Plans-General. In August 2018, the FASB issued new guidance that modifies the disclosure requirements for employers that sponsor defined benefit pension or other postretirement plans. For public companies, the amendments in this updates are effective for fiscal years beginning after December 15, 2020, with early adoption permitted, and is to be applied on a retrospective basis to all periods presented. The Company is currently evaluating this guidance to determine the impact it may have on its disclosures.

Intangibles-Goodwill and Other-Internal-Use Software. In August 2018, the FASB issued new guidance that reduces complexity for the accounting for costs of implementing a cloud computing service arrangement and aligns the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software (and hosting arrangements that include an internal-use software license). For public companies, the amendments in this update are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019, with early adoption permitted. Implementation should be applied either retrospectively or prospectively to all implementation costs incurred after the date of adoption. The effects of this standard on our financial position, results of operations or cash flows are not expected to be material.

Recently Adopted Guidance
Revenue Recognition. In May 2014, the FASB issued Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers (“Topic 606”) that affects any entity that either enters into contracts with customers to transfer goods or services or enters into contracts for the transfer of nonfinancial assets unless those contracts are within the scope of other standards. Topic 606 supersedes the revenue recognition requirements of the prior revenue recognition guidance used prior to January 1, 2018. In addition, the existing requirements for the recognition of a gain or loss on the transfer of nonfinancial assets that are not in a contract with a customer are amended to be consistent with the guidance on recognition and measurement in this update. The Company adopted Topic 606 as of January 1, 2018 using the modified retrospective method for all contracts not completed as of the date of adoption. The reported results for 2018 reflect the application of Topic 606 while the reported results for 2017 were prepared under the guidance of Accounting Standards Codification 605, Revenue Recognition, which is also referred to herein as the “previous guidance.” As a result, prior periods have not been restated and continue to be reported under the previous guidance. The cumulative effect of applying Topic 606 was recorded as an adjustment to accumulated deficit as of the adoption date. See Note 3 for the required disclosures related to the impact of adopting this standard and a discussion of the Company's updated policies related to revenue recognition. See Note 4 for costs to obtain and fulfill a customer contract.

Presentation of Net Periodic Pension Cost and Net Periodic Post-Retirement Benefit Cost. In March 2017, the FASB issued accounting guidance for “Compensation – Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Post-Retirement Benefit Cost.” The amendment requires the service cost component of net periodic benefit cost be presented in the same income statement line item as other employee compensation costs arising from services rendered during the period and other components of the net periodic benefit cost be presented separately from the line item that includes the service cost and outside of any subtotal of operating income. The Company adopted this amended guidance in the first quarter of 2018. The retroactive adoption of this standard resulted in an increase in operating income and a corresponding increase in other expense for the three months ended September 30 of $2 million in 2018 and $1 million in 2017 and for the nine months ended September 30 of $4 million in 2018 and $3 million in 2017.
Statement of Cash Flows: Classification of Certain Cash Receipts and Cash Payments. In August 2016, the FASB issued an update addressing eight specific cash flow issues to reduce diversity in practice. The Company adopted this amended guidance in the first quarter of 2018. The impact on the Company's consolidated statements of cash flows was immaterial.

Classification of restricted cash. In December 2016, the FASB issued accounting guidance to address diversity in the classification and presentation of changes in restricted cash on the statement of cash flows. Under this guidance, companies will be required to present restricted cash and restricted cash equivalents with cash and cash equivalents when reconciling the beginning-of-period and end-of-period amounts shown on the statement of cash flows. The Company has adopted this amended guidance in the first quarter of 2018. The retroactive adoption impact for the nine months ended September 30, 2017 to cash, cash equivalents and restricted cash at the beginning and at the end of period was less than $1 million on our consolidated statements of cash flows.

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
Teradata delivers its solutions primarily through direct sales channels, as well as through other independent software vendors and distributors and value-added resellers. Standard payment terms may vary based on the country in which the contract is executed, but are generally between 30 days and 90 days. The following is a description of the principal activities and performance obligations from which the Company generates its revenue:

•
Subscriptions - The Company sells on and off-premises subscriptions to our customers through our subscription licenses, cloud, service model, and rental offerings. Teradata’s subscription licenses include a right-to-use license and revenue is recognized upfront at a point in time unless the customer has a contractual right to cancel, where revenue is recognized on a month-to-month basis and is included within the recurring revenue caption. Subscription licenses recognized upfront are reported within the perpetual software licenses and hardware caption. Cloud and service model arrangements include a right-to-access software license on Teradata owned or third party owned hardware such as the public cloud. Revenue is recognized ratably over the contract term and included within the recurring revenue caption. Service models typically include a minimum fixed amount that is recognized ratably over the contract term and may include an elastic amount for usage above the minimum, which is recognized monthly based on actual utilization. For our rental offering, the Company owns the hardware and may or may not provide managed services. The revenue for these arrangements is generally recognized straight-line over the term of the contract and is included within the recurring revenue caption. Hardware rentals are generally accounted for as an operating lease and considered outside the scope of Topic 606. Hardware rental revenue was $11 million and $27 million for the three and nine months ended September 30, 2018, and $6 million and $15 million for the three and nine months ended September 30, 2017.

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

•
Consulting services - The Company accounts for individual services as separate performance obligations if a service is separately identifiable from other items in a combined arrangement and if a customer can benefit from it on its own or with other resources that are readily available to the customer. Revenue for consulting, implementation and installation services is recognized as services are provided by measuring progress toward the complete satisfaction of the Company’s obligation. Progress for services that are contracted for at a fixed price is generally measured based on hours incurred as a portion of total estimated hours. Progress for services that are contracted for on a time and materials basis is generally based on hours expended. These input methods (e.g. hours incurred or expended) of revenue recognition are considered a faithful depiction of our efforts to satisfy services contracts and therefore reflect the transfer of services to a customer under such contracts.

Disaggregation of Revenue from Contracts with Customers

The following table presents a disaggregation of revenue:

	Three months ended September 30,		Nine months ended September 30,
(in millions)	2018	2017*	2018	2017*
Americas
Recurring	$200	$188	$591	$549
Perpetual software licenses and hardware	29	50	92	118
Consulting services	48	54	145	163
Total Americas	277	292	828	830
International
Recurring	113	104	335	297
Perpetual software licenses and hardware	47	41	151	154
Consulting services	89	89	262	249
Total International	249	234	748	700
Total Revenue	$526	$526	$1,576	$1,530
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

(in millions)	September 30, 2018	January 1, 2018 (as adjusted)
Accounts receivable, net	$372	$534
Contract assets	12	20
Current deferred revenue	384	395
Long-term deferred revenue	102	85

Revenue recognized during the nine months ended September 30, 2018 from amounts included in deferred revenue at the beginning of the period was approximately $345 million.
Transaction Price Allocated to Unsatisfied Obligations
The following table includes estimated revenue expected to be recognized in the future related to the Company's unsatisfied (or partially satisfied) obligations at September 30, 2018:

(in millions)	Total at September 30, 2018	Year 1	Year 2 and Thereafter
Remaining unsatisfied obligations	$1,852	$911	$941

The amounts above represent the price of firm orders for which work has not been performed or goods have not been delivered and exclude unexercised contract options outside the stated contractual term that do not represent material rights to the customer. Although the Company believes that the contract value in the above table is firm, approximately $979 million of the amount includes customer-only general cancellation for convenience terms that the Company is contractually obligated to perform unless the customer notifies us. The Company expects to recognize revenue of approximately $538 million in the next year from contracts that are non-cancelable. Customers typically do not cancel before the end of the contractual term and historically the Company has seen very little churn in its customer base. The Company believes the inclusion of this information is important to understanding the obligations that the Company is contractually required to perform and provides useful information regarding remaining obligations related to these executed contracts. Further, the Company has historically generated a large portion of our business each quarter by orders that are sold and fulfilled within the same reporting period. Therefore, the amount of remaining obligations may not be a meaningful indicator of future results.
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
The following summarizes the significant changes on the Company’s condensed consolidated financial statements for the three and nine months ended September 30, 2018 as a result of the adoption of Topic 606 on January 1, 2018 compared to if the Company had continued to recognize revenue under the previous guidance:

•	The impact to revenues was a net decrease of $9 million for the three months ended September 30, 2018 and a net increase of $11 million for the nine months ended September 30, 2018, under Topic 606.

•
Topic 606 resulted in the amortization of capitalized contract costs that were recorded as part of the cumulative effect adjustment upon adoption. The amortization of these capitalized costs was offset by new capitalized costs in the period resulting in $5 million and $15 million less selling, general and administrative expenses for the three and nine months ended September 30, 2018 under Topic 606.

•
As a result of lower revenue, which was more than offset by the capitalization of contract costs under Topic 606, net income reported under Topic 606 was higher by $3 million or $0.02 per share for the three months ended September 30, 2018. As a result of the higher revenue and capitalization of contract costs under Topic 606, net income reported under Topic 606 was higher by $12 million or $0.10 per share for the nine months ended September 30, 2018.

•
Total reported assets at September 30, 2018 were $22 million higher under Topic 606, which includes $32 million of capitalized contract costs that were expensed as incurred under the previous guidance, partially offset by $10 million of deferred costs related to the timing of revenue that would have been deferred under the previous guidance but recognized under Topic 606.

•
Total reported liabilities were $16 million less under Topic 606 primarily due to revenue that would have been deferred and recognized over time under the previous guidance, but is recognized upfront under Topic 606, offset by the change in deferred tax liability.

•	The adoption of Topic 606 had no impact on the Company’s total cash flows from operations.

4. Contract Costs
The Company capitalizes sales commissions and other contract costs that are incremental direct costs of obtaining customer contracts if the expected amortization period of the asset is greater than one year. These costs are recorded in Other Assets on the Company’s balance sheet. The capitalized amounts are calculated based on the total contract value for individual multi-term contracts. The judgments made in determining the amount of costs incurred include whether the commissions are in fact incremental and would not have occurred absent the customer contract. Costs to obtain a contract are amortized as selling, general and administrative expenses on a straight-line basis over the expected period of benefit, which is typically four years. These costs are periodically reviewed for impairment. The following table identifies the activity relating to capitalized contract costs:

(in millions)	January 1, 2018	Capitalized	Amortization	September 30, 2018
Capitalized contract costs	17	20	(5)	32

5. Supplemental Financial Information

	As of
In millions	September 30, 2018	December 31, 2017
Inventories
Finished goods	$33	$18
Service parts	12	12
Total inventories	$45	$30

Deferred revenue
Deferred revenue, current	$384	$414
Long-term deferred revenue	102	85
Total deferred revenue	$486	$499
6. Acquired Intangible Assets

Acquired intangible assets were specifically identified when acquired and are deemed to have finite lives. The gross carrying amount and accumulated amortization for the Company's acquired intangible assets were as follows:

		September 30, 2018		December 31, 2017
In millions	Amortization Life (in Years)	Gross Carrying Amount	Accumulated Amortization and Currency Translation Adjustments	Gross Carrying Amount	Accumulated Amortization and Currency Translation Adjustments
Acquired intangible assets
Intellectual property/developed technology	3 to 5	$35	$(18)	$43	$(20)

The gross carrying amount of acquired intangibles was reduced by certain intangible assets previously acquired that became fully amortized and were removed from the balance sheet.
The aggregate amortization expense (actual and estimated) for acquired intangible assets is as follows:

	Three Months Ended September 30		Nine Months Ended September 30,
In millions	2018	2017	2018	2017
Amortization expense	$1	$3	$5	$6

	Actual	For the years ended (estimated)
In millions	2017	2018	2019	2020	2021	2022
Amortization expense	$8	$7	$6	$4	$4	$2

7. Income Taxes
Income tax provisions for interim periods are based on estimated annual income tax rates, adjusted to reflect the effects of any significant infrequent or unusual items which are required to be discretely recognized within the current interim period. As a result of the Tax Cuts and Jobs Act of 2017 (the "2017 Tax Act”), the Company changed its indefinite reversal assertion related to its undistributed earnings of its foreign subsidiaries and no longer considers a majority of its foreign earnings permanently reinvested outside of the United States ("U.S."). As a result, the effective tax rates in the periods presented are largely based upon the forecasted pre-tax earnings mix and allocation of certain expenses in various taxing jurisdictions where the Company conducts its business.
The effective tax rate is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
In millions	2018	2017	2018	2017
Effective tax rate	(80.0)%	(116.7)%	(87.5)%	(600.0)%

On December 22, 2017, the SEC staff issued Staff Accounting Bulletin No. 118 (“SAB 118”) to address the application of U.S. GAAP in situations when a registrant does not have the necessary information available, prepared, or analyzed (including computations) in reasonable detail to complete the accounting for certain income tax effects of the 2017 Tax Act. In accordance with the SAB 118 guidance, the Company recognized the provisional tax impacts related to deemed repatriated earnings and the benefit for the revaluation of deferred tax assets and liabilities in its consolidated financial statements for the year ended December 31, 2017. For the three and nine months ended September 30, 2018, the Company recorded a $7 million tax benefit as an adjustment to the provisional estimates as a result of additional regulatory guidance and changes in interpretations and assumptions the Company has made as a result of the Tax Act. This resulted in an income tax benefit for the respective periods.

For the three and nine months ended September 30, 2017, a net $6 million discrete tax benefit was recognized from the reversal of uncertain tax positions on acquired tax attributes from previous acquisitions. This resulted in an income tax benefit for the respective periods.

The 2017 Tax Act subjects U.S. shareholders to a tax on global intangible low-taxed income (“GILTI”) earned by certain foreign subsidiaries. Entities can make an accounting policy election to either recognize deferred taxes for temporary basis differences expected to reverse as GILTI in future years or provide for the tax expense related to GILTI in the year the tax is incurred. Given the complexity of the GILTI provisions, the Company is still evaluating the tax impact and have not yet made the accounting policy election. As of September 30, 2018, the Company was able to reasonably estimate provisional adjustments, based on current year operations only, related to GILTI and recognized the immaterial adjustments in our financial statements in our effective tax rate.

All amounts recognized associated with the 2017 Tax Act as of September 30, 2018 are provisional. Given the complexity of the 2017 Tax Act, the Company is still evaluating the tax impact. In accordance with SAB 118, the Company expects to complete the accounting in the fourth quarter of 2018.

On July 24, 2018, the Ninth Circuit Court of Appeals issued an opinion in Altera Corp. v. Commissioner requiring related parties in an intercompany cost-sharing arrangement to share expenses related to stock-based compensation. This opinion reversed the prior decision of the U.S. Tax Court. On August 7, 2018, the Ninth Circuit published an order withdrawing its opinion and is re-examining the opinion. The Company is awaiting the revised opinion of the Court to determine the impact, if any, on the Company.
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
Gains and losses from the Company’s fair value hedges (foreign currency forward contracts and related hedged items) were immaterial for the three and nine months ended September 30, 2018 and immaterial for the three and nine months ended September 30, 2017. Gains and losses from foreign exchange forward contracts are fully recognized each period and reported along with the offsetting gain or loss of the related hedged item, either in cost of revenues or in other income (expense), depending on the nature of the related hedged item.

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

The Company performed an initial effectiveness assessment in the second quarter of 2018 on the interest rate swap and the hedge was determined to be effective. The hedge is being evaluated qualitatively on a quarterly basis for effectiveness. Changes in fair value are recorded in Accumulated Other Comprehensive Income and periodic settlements of the swap will be recorded in interest expense along with the interest on amounts outstanding under the term loan facility. See Note 10 for additional disclosures related to the fair value of the hedge.
The following table identifies the contract notional amount of the Company’s derivative financial instruments:

	As of
In millions	September 30, 2018	December 31, 2017
Contract notional amount of foreign exchange forward contracts	$97	$147
Net contract notional amount of foreign exchange forward contracts	$44	$23
Contract notional amount of interest rate swap	$500	$—

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
Guarantees and Product Warranties. Guarantees associated with the Company’s business activities are reviewed for appropriateness and impact to the Company’s financial statements. Periodically, the Company’s customers enter into various leasing arrangements coordinated with a leasing company. In some instances, the Company guarantees the leasing company a minimum value at the end of the lease term on the leased equipment. As of September 30, 2018, the maximum future payment obligation of this guaranteed value and the associated liability balance was $3 million.
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
The following table identifies the activity relating to the warranty reserve for the nine months ended September 30:

In millions	2018	2017
Warranty reserve liability
Beginning balance at January 1	$4	$5
Provisions for warranties issued	3	4
Settlements (in cash or in kind)	(4)	(6)
Balance at September 30	$3	$3
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
Concentrations of Risk. The Company is potentially subject to concentrations of credit risk on accounts receivable and financial instruments such as hedging instruments, and cash and cash equivalents. Credit risk includes the risk of nonperformance by counterparties. The maximum potential loss may exceed the amount recognized on the balance sheet. Exposure to credit risk is managed through credit approvals, credit limits, selecting major international financial institutions (as counterparties to hedging transactions) and monitoring procedures. Teradata’s business often involves large transactions with customers, and if one or more of those customers were to default in its obligations under applicable contractual arrangements, the Company could be exposed to potentially significant losses. However, management believes that the reserves for potential losses were adequate at September 30, 2018 and December 31, 2017.
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
When deemed appropriate, the Company minimizes its exposure to changes in foreign currency exchange rates through the use of derivative financial instruments, specifically, foreign exchange forward contracts. Additionally, in June 2018, Teradata executed a five-year interest rate swap with a $500 million initial notional amount in order to hedge the floating interest rate on its term-loan. The fair value of these contracts and swaps are measured at the end of each interim reporting period using observable inputs other than quoted prices, specifically market spot and forward exchange rates. As such, these derivative instruments are classified within Level 2 of the valuation hierarchy. Fair value gains for open contracts are recognized as assets and fair value losses are recognized as liabilities. The fair value of interest rate swaps recorded in other assets at September 30, 2018 was $1 million. The fair value of foreign exchange forward contracts recorded in other assets and accrued liabilities at September 30, 2018 and December 31, 2017, were not material. Any realized gains or losses would be mitigated by corresponding gains or losses on the underlying exposures.
The Company’s assets and liabilities measured at fair value on a recurring basis and subject to fair value disclosure requirements at September 30, 2018 and December 31, 2017 were as follows:

		Fair Value Measurements at Reporting Date Using
In millions	September 30, 2018	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Money market funds	$297	$297	$—	$—
Interest rate swap	1	—	1	—
Total	$298	$297	$1	$—

		Fair Value Measurements at Reporting Date Using
In millions	December 31, 2017	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Money market funds	$501	$501	$—	$—

11. Debt

On June 11, 2018, Teradata replaced its existing five-year, $400 million revolving credit facility with a new $400 million revolving credit facility (the “Credit Facility”). The Credit Facility ends on June 11, 2023, at which point any remaining outstanding borrowings would be due for repayment unless extended by agreement of the parties for up to two additional one-year periods. In addition, under the terms of the Revolving Credit Agreement, Teradata from time to time and subject to certain conditions may increase the lending commitments under the Revolving Credit Agreement in an aggregate principal amount up to an additional $200 million, to the extent that existing or new lenders agree to provide such additional commitments. The outstanding principal amount of the Revolving Credit Agreement bears interest at a floating rate based upon, at Teradata’s option, a negotiated base rate or a Eurodollar rate plus, in each case, a margin based on Teradata’s leverage ratio. In the near term, Teradata would anticipate choosing a floating rate based on London Interbank Offered Rate (“LIBOR”). The Credit Facility is unsecured but is guaranteed by certain of Teradata’s material domestic subsidiaries and contains certain representations and warranties, conditions, affirmative, negative and financial covenants, and events of default customary for such facilities. As of September 30, 2018, the Company had no borrowings outstanding under the Credit Facility, leaving $400 million in additional borrowing capacity available under the Credit Facility. The Company was in compliance with all covenants as of September 30, 2018.

Also, on June 11, 2018, Teradata closed on a new senior unsecured $500 million five-year term loan, the proceeds of which plus additional cash-on-hand were used to pay off the remaining $525 million of principal on its existing term loan. The $500 million term loan is payable in quarterly installments, which will commence on June 30, 2019 with 1.25% of the initial principal amount due on each of the first eight payment dates; 2.50% of the initial principal amount due on each of the next four payment dates; 5.0% of the initial principal amount due on each of the next three payment dates; and all remaining principal due on June 11, 2023. The outstanding principal amount under the term loan agreement bears interest at a floating rate based upon a negotiated base rate or a Eurodollar rate plus a margin based on the leverage ratio of the Company. As of September 30, 2018, the term loan principal outstanding was $500 million. As disclosed in Note 8, Teradata entered into an interest rate swap to hedge the floating interest rate of the Term Loan. As a result of the swap, Teradata’s fixed rate on the term loan equals 2.86% plus the applicable leverage-based margin as defined in the Term Loan agreement. As of September 30, 2018, the all-in fixed rate is 4.36%. The Company was in compliance with all covenants as of September 30, 2018.

Teradata’s term loan is recognized on the Company’s balance sheet at its unpaid principal balance and is not subject to fair value measurement. However, given that the loan carries a variable rate, the Company estimates that the unpaid principal balance of the term loan would approximate its fair value. If measured at fair value in the financial statements, the Company’s term loan would be classified as Level 2 in the fair value hierarchy.

During the third quarter of 2018, the Company entered into capital leases to finance certain of its equipment purchases. Assets acquired by capital leases for the third quarter of 2018 were $23 million. The lease term for all capital leases entered into during the quarter was 3 years and the average interest rate was 4.97%. The lease obligation as of September 30, 2018 was approximately $22 million.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
In millions, except per share amounts	2018	2017	2018	2017
Net income attributable to common stockholders	$18	$13	$15	$7
Weighted average outstanding shares of common stock	118.7	123.7	119.9	127.3
Dilutive effect of employee stock options, restricted stock and other stock awards	2.0	2.1	1.9	1.8
Common stock and common stock equivalents	120.7	125.8	121.8	129.1
Net income per share:
Basic	$0.15	$0.11	$0.13	$0.05
Diluted	$0.15	$0.10	$0.12	$0.05
Options to purchase 2.5 million shares of common stock for the three and nine months ended September 30, 2018 and 2.7 million and 3.6 million shares of common stock for the three and nine months ended September 30, 2017 were not included in the computation of diluted earnings per share. The exercise prices of these options were greater than the average market price of the common shares for the period, and therefore would have been anti-dilutive.
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

The following table presents segment revenue and segment gross profit for the Company:

	Three Months Ended September 30,		Nine Months Ended September 30,
In millions	2018	2017	2018	2017
Segment revenue
Americas	$277	$292	$828	$830
International	249	234	748	700
Total revenue	526	526	1,576	1,530
Segment gross profit
Americas	158	172	459	481
International	120	98	330	306
Total segment gross profit	278	270	789	787
Stock-based compensation costs	3	3	11	10
Acquisition, integration, reorganization and transformation-related costs	—	1	3	4
Amortization of capitalized software costs	11	16	38	56
Total gross profit	264	250	737	717
Selling, general and administrative expenses	166	161	481	481
Research and development expenses	84	80	236	228
Income from operations	$14	$9	$20	$8

14. Reorganization and Business Transformation
In 2015, the Company announced a plan to realign Teradata’s business by reducing its cost structure and focusing on the Company’s core data and analytics business. This business transformation included exiting the marketing applications business, rationalizing costs, and modifying the Company’s go-to-market approach. No costs were incurred related to this business transformation plan for the nine months ended September 30, 2018.
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

Costs incurred for the plans listed above, for the nine months ended September 30, 2018 and 2017 are included in the table below.

	Nine months Ended September 30,
In millions	2018	2017
Employee severance and other employee related cost	$—	$2
Asset write-downs	—	1
Professional services, legal and other transformation costs	—	24
Employee separation benefits costs related to headquarter transition and business transformation	7	—
Transition support and other exit related costs for the headquarter transition and business transformation	6	—
Total reorganization and business transformation cost	$13	$27
Of the $13 million total costs for the nine months ended September 30, 2018, $5 million was paid out in cash and the remainder $8 million was accrued under other current liabilities at September 30, 2018. The majority of the costs were recorded as selling, general and administrative expenses and had no impact on our segment gross profit.
For the nine months ended September 30, 2017, costs incurred above include $3 million for an inventory charge and other associated transformation costs related to the discontinuation of Teradata's prior hardware platforms.

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
Third Quarter Financial Overview
As more fully discussed in later sections of this MD&A, the following were significant financial items for the third quarter of 2018:

•
Total revenue was $526 million for the third quarter of 2018, flat as compared to the third quarter of 2017, with an underlying 7% increase in recurring revenue as the Company's business shifts to subscription-based transactions offset by a 14% decrease in perpetual software licenses and hardware revenue and a 5% decrease in consulting services revenue. Foreign currency fluctuations had a 2% negative impact on total revenue for the quarter.

•
Gross margin increased to 50.2% in the third quarter of 2018 from 47.5% in the third quarter of 2017, primarily due to the growth in recurring revenue and improved consulting services margins resulting from operational improvements.

•	Operating expenses for the third quarter of 2018 increased by 4% compared to the third quarter of 2017.

•	Operating income was $14 million in the third quarter of 2018, compared to $9 million in the third quarter of 2017, primarily due to higher margins.

•	Net income in the third quarter of 2018 was $18 million, compared to $13 million in the third quarter of 2017.
Overview
Teradata Corporation is a global leader in delivering pervasive data intelligence through analytic software solutions and services. Our solutions are primarily comprised of software and may also include services and hardware infrastructure. We enable companies to rise above the complexity, cost and inadequacy of today’s analytics landscape, finding answers to the toughest challenges by leveraging all of their data across any infrastructure delivering analytics that matter.

Teradata’s strategy is based on our mission of transforming how businesses work and people live through the power of data. Through our ability to deliver real-time, intelligent answers, regardless of scale or volume of query, Teradata allows companies to make better and faster decisions and attain a competitive advantage. Through our focus on leading with business outcomes and a consultative approach, our goal is to serve as a trusted advisor to both the business and technical leaders in our customers’ organizations. Teradata’s products and services are ideally suited for the world’s largest companies as they have the largest and most complex analytics challenges, where scale and performance of such solutions matter. These large and complex analytics challenges also provide the largest revenue opportunities for Teradata.

Analytical environments are increasing in complexity. There is more choice around analytic tools and technology than ever before, including commercial and open source solutions, as well as on-premises and cloud subscription-based options. As a result, we offer flexible purchasing and deployment options with our new Teradata Vantage analytics platform that can manage all of our customers’ data, all of the time, so they can analyze anything, deploy anywhere, and deliver analytics that matter. Teradata’s industry-leading technology offers choice and flexibility as it can be deployed across public clouds, as well as on-premises, on optimized or commodity infrastructure. All subscription-based Teradata software licenses enable portability of the software license between cloud and on-premises deployment options, which de-risks customer decisions, particularly for customers with future plans to move to the cloud. Customer buying behavior continues to move from predominantly capital purchases to these subscription-based purchasing options.

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
As a portion of the Company’s operations and revenue occur outside the United States ("U.S."), and in currencies other than the U.S. dollar, the Company is exposed to fluctuations in foreign currency exchange rates. Based on currency rates as of October 31, 2018, Teradata is expecting no impact from currency translation on our full year projected revenue growth rate.

Results of Operations for the Three Months Ended September 30, 2018
Compared to the Three Months Ended September 30, 2017
Revenue

		% of		% of
In millions	2018	Revenue	2017	Revenue
Recurring	$312	59.3%	$292	55.5%
Perpetual software licenses and hardware	77	14.6%	90	17.1%
Consulting services	137	26.1%	144	27.4%
Total revenue	$526	100%	$526	100%
Total revenue for third quarter of 2018 was flat as compared to the third quarter of 2017 and included a 2% negative impact from foreign currency fluctuations. Recurring revenue grew 7% in the third quarter of 2018 from the prior-year period, which included a 2% negative impact from foreign currency fluctuations. Consistent with the strategy to shift to subscription-based transactions, we experienced a larger percentage of transactions shifting to a subscription-based model in the third quarter of 2018 versus the third quarter of 2017. Under subscription models, we recognize revenue over time as opposed to the upfront recognition under the perpetual model. Revenues from perpetual software licenses and hardware decreased 14% in the third quarter of 2018 as compared to the prior-year period due to the movement to subscription. The decrease included a 1% negative impact from foreign currency fluctuations. The perpetual software licenses and hardware revenue had a higher mix of hardware revenue in 2018 than 2017 as more customers are purchasing hardware upfront and software licenses on a subscription basis. Consulting services revenue decreased 5% in the third quarter of 2018 compared to the prior-year period. The decrease included a 2% negative impact from foreign currency fluctuations. As we have shifted our strategy to focus on the Top 500 analytical opportunities and business outcomes that drive consumption of our software, we are doing less lower value services.
Included below are financial and performance growth metrics for the third quarter of 2018:

•
Total ARR at the end of the third quarter of 2018 was $1.2 billion, an increase of 6% from the end of the third quarter of 2017. Beginning in the first quarter of 2018, recurring revenue and ARR now includes recurring revenue from our managed services business. The prior-period amounts have been updated to reflect the current period presentation.

•
82% of our bookings mix in the third quarter of 2018 were subscription-based. We expect subscription-based transactions to be at the high end or slightly above our estimated 65 to 70 percent of our bookings mix for the full year.

Gross Profit

		% of		% of
In millions	2018	Revenue	2017	Revenue
Recurring	$219	70.2%	$208	71.2%
Perpetual software licenses and hardware	34	44.2%	39	43.3%
Consulting services	11	8.0%	3	2.1%
Total gross profit	$264	50.2%	$250	47.5%
The decrease in recurring revenue gross profit as a percent of revenue was driven by a higher mix of subscription- based revenue in the quarter as compared to the previous period. Subscription-based transactions are typically lower margin as compared to revenue from maintenance and software upgrade rights on perpetual software licenses.
The increase in perpetual software licenses and hardware gross profit as a percent of revenue was driven by less amortization of capitalized software in 2018 as compared to the prior-year period.
Consulting services gross profit as a percentage of revenue improved as compared to the prior year as the Company continues to focus on making operational consulting improvements.

Operating Expenses

		% of		% of
In millions	2018	Revenue	2017	Revenue
Selling, general and administrative expenses	$166	31.6%	$161	30.6%
Research and development expenses	84	16.0%	80	15.2%
Total operating expenses	$250	47.5%	$241	45.8%
The increase in Selling, General and Administrative ("SG&A") expense as compared to the third quarter of 2017 was due to an increase in variable expense related to our incentive plans and additional transformation costs, including transitioning our corporate headquarters to San Diego, California from its current location in Dayton, Ohio.
The increase in Research and Development ("R&D") expenses as compared to the third quarter of 2017 was due to an increase in variable expense related to our incentive plans.
Other Expense, net

In millions	2018	2017
Interest income	$4	$3
Interest expense	(6)	(4)
Other	(2)	(2)
Other expense, net	$(4)	$(3)
Other expense in the third quarter of 2018 and 2017 is comprised primarily of interest expense on long-term debt, partially offset by interest income earned on our cash and cash equivalents. Interest income and expense increased due to increases in interest rates.
Provision for Income Taxes
Income tax provisions for interim periods are based on estimated annual income tax rates, adjusted to reflect the effects of any significant infrequent or unusual items which are required to be discretely recognized within the current interim period. The 2018 and 2017 effective tax rates were both impacted by the passage of the Tax Cuts and Jobs Act (the “Tax Act”), which was signed into law on December 22, 2017, making significant changes to the U.S. Internal Revenue Code. Changes include, a corporate tax rate decrease from 35% to 21% for tax years beginning after December 31, 2017, the transition of U.S international taxation from a worldwide tax system to a modified territorial tax system, and a one-time transition tax on the mandatory deemed repatriation of cumulative foreign earnings as of December 31, 2017. On December 22, 2017, Staff Accounting Bulletin No. 118 ("SAB 118") was issued to address the application of U.S. generally accepted accounting principles ("GAAP") in situations when a registrant does not have the necessary information available, prepared, or analyzed (including computations) in reasonable detail to complete the accounting for certain income tax effects of the Tax Act.
In accordance with SAB 118, the Company has made its best estimate of the impact of the Tax Act in its 2017 and 2018 income tax provision in accordance with its understanding of the Tax Act and guidance available as of the date of this filing. The provisional amount related to the one-time transition tax on the mandatory deemed repatriation of cumulative foreign earnings of $1.3 billion was recorded in the fourth quarter of 2017 and was $145 million of tax expense, which the Company expects to pay over an 8-year period. The Company also recorded a provisional benefit of $19 million, a majority of which related to the re-measurement of certain deferred tax assets and liabilities based on the rates at which they are expected to reverse in the future. An adjustment of $7 million of tax benefit to the provisional amounts was recorded in the third quarter of 2018 as a result of additional regulatory guidance and changes in interpretations and assumptions made by the Company. All amounts recognized associated with the Tax Act as of September 30, 2018 are provisional and the Company expects to complete its accounting in the fourth quarter of 2018 in accordance with SAB 118.
The ultimate impact may differ materially from these provisional amounts due to additional analysis, changes in interpretations and assumptions the Company has made, additional regulatory guidance that may be issued, and actions the Company may take due to the Tax Act. As a result of the Tax Act, the Company changed its indefinite reversal assertion related to its undistributed earnings of its foreign subsidiaries and no longer considers a majority of its foreign earnings permanently reinvested outside of the U.S.
The effective tax rates in the periods presented are largely based upon the forecasted pre-tax earnings mix between the U.S. and other foreign taxing jurisdictions where the Company conducts its business under its current structure. The Company estimates its full-year effective tax rate for 2018 to be approximately (17%), which takes into consideration the forecasted earnings mix by jurisdiction for 2018 and the estimated discrete items to be recognized in 2018. The forecasted tax rate is based on the overseas profits being taxed at an overall effective tax rate of approximately 25%, as compared to the federal statutory tax rate of 21% in the U.S.
The effective tax rate for the three months ended September 30, 2018 and September 30, 2017 were as follows:

	2018	2017
Effective tax rate	(80.0)%	(116.7)%

For the three months ended September 30, 2018, the Company recorded a $7 million tax benefit as an adjustment to the provisional estimates resulting from additional regulatory guidance and changes in interpretations and assumptions the Company has made as a result of the Tax Act. This resulted in income tax benefit for the period.

For the three months ended September 30, 2017, net discrete tax benefits of $6 million were recognized primarily related to a reversal of uncertain tax positions from acquired tax attributes in previous acquisitions, which resulted in a tax benefit for the period.

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
The following table presents revenue and operating performance by segment for the three months ended September 30:

		% of		% of
In millions	2018	Revenue	2017	Revenue
Segment revenue
Americas	$277	52.7%	$292	55.5%
International	249	47.3%	234	44.5%
Total segment revenue	$526	100%	$526	100%
Segment gross profit
Americas	$158	57.0%	$172	58.9%
International	120	48.2%	98	41.9%
Total segment gross profit	$278	52.9%	$270	51.3%
Americas: Revenue decreased 5% in the third quarter of 2018 from the third quarter of 2017. The revenue decrease includes a 1% negative impact from foreign currency fluctuations and was driven by a decrease in perpetual software licenses and hardware and consulting revenue. The decrease was partially offset by an increase in recurring revenue driven by the shift to subscription-based transactions. Segment gross profit as a percentage of revenues was lower primarily due to a higher mix of hardware revenue in the third quarter of 2018 versus the third quarter of 2017.
International: Revenue increased by 6% in the third quarter of 2018 as compared to the third quarter of 2017. The revenue increase includes a 4% negative impact from foreign currency fluctuations and was driven by an increase in recurring revenue driven by the shift to subscription-based transactions and an increase in perpetual software licenses and hardware revenue. Segment gross profit as a percentage of revenues was higher primarily due to deal mix and the growth in recurring revenue.
Results of Operations for the Nine months ended September 30, 2018
Compared to the Nine months ended September 30, 2017
Revenue

		% of		% of
In millions	2018	Revenue	2017	Revenue
Recurring	$926	58.8%	$846	55.3%
Perpetual software licenses and hardware	243	15.4%	271	17.7%
Consulting services	407	25.8%	413	27.0%
Total revenue	$1,576	100%	$1,530	100%
Total revenue increased $46 million or 3% during the nine months ended September 30, 2018 compared to the nine months ended September 30, 2017. The revenue increase included a 1% favorable impact from foreign currency fluctuations. Recurring revenue grew 9% in the first nine months of 2018 from the prior-year period. Consistent with the strategy to shift to subscription-based transactions, we experienced a larger percentage of transactions shifting to a subscription-based model in first nine months of 2018 versus the same period in 2017. Under subscription models, we recognize revenue over time as opposed to the upfront recognition under the perpetual model. Revenues from perpetual software licenses and hardware decreased 10% in the nine months of 2018 as compared to the prior-year period, including a 2% favorable impact from foreign currency fluctuations. We expect perpetual revenues to continue to decline as customers switch to a subscription-based model. Consulting services revenue decreased 1% in the first nine months of 2018 as compared to the prior-year period, which includes a 2% favorable impact from foreign currency fluctuations.
Gross Profit

		% of		% of
In millions	2018	Revenue	2017	Revenue
Recurring	$655	70.7%	$623	73.6%
Perpetual software licenses and hardware	79	32.5%	102	37.6%
Consulting services	3	0.7%	(8)	(1.9)%
Total gross profit	$737	46.8%	$717	46.9%
The decrease in recurring revenue gross profit as a percent of revenue was driven by a higher mix of subscription-based revenue as compared to the prior-year period. Subscription-based transactions are typically lower margin as compared to the recurring revenue on legacy maintenance and software upgrade rights.
The decrease in perpetual software licenses and hardware gross profit as a percent of revenue was driven by a higher mix of hardware revenue as some customers continue to purchase their hardware upfront while buying the software on a subscription basis, which is recorded in recurring revenue.
Consulting services gross profit as a percentage of revenue improved as compared to the prior-year period as the Company continues to focus on making operational consulting improvements.

Operating Expenses

		% of		% of
In millions	2018	Revenue	2017	Revenue
Selling, general and administrative expenses	$481	30.5%	$481	31.4%
Research and development expenses	236	15.0%	228	14.9%
Total operating expenses	$717	45.5%	$709	46.3%
SG&A expenses were flat as compared to the prior-year period. There was a decrease in SG&A expense due to an inventory charge and other transformation associated costs related to the discontinuation of our prior hardware platforms recorded in 2017. This was offset by investments that we are making in 2018 related to our strategic transformation initiatives, increased sales and sales support headcount, and increased variable expense related to our annual incentive plan.
R&D expenses increased primarily due to strategic investments in managed and public cloud as well as the new Teradata Vantage analytics platform and increased variable expense related to our annual incentive plan.
Other Expense, net

In millions	2018	2017
Interest income	$11	$8
Interest expense	(16)	(11)
Other	(7)	(4)
Other expense, net	$(12)	$(7)
Other expense in the first nine months of 2018 and 2017 is comprised primarily of interest expense on long-term debt, partially offset by interest income earned on our cash and cash equivalents. Interest income and expense increased due to increases in interest rates.
Provision for Income Taxes
The effective tax rate for the nine months ended September 30, 2018 and 2017 were as follows:

	2018	2017
Effective tax rate	(87.5)%	(600.0)%

For the nine months ended September 30, 2018, the Company recognized discrete tax benefits of $7 million, a majority of which related to the tax benefit recorded as an adjustment to the provisional estimates as a result of additional regulatory guidance and changes in interpretations and assumptions the Company made related to the Tax Act. This resulted in income tax benefit for the period.

For the nine months ended September 30, 2017, the Company recognized a net $6 million discrete tax benefit related to a reversal of uncertain tax positions recorded in the third quarter from acquired tax attributes in previous acquisitions, which resulted in an income tax benefit for the period.

Revenue and Gross Profit by Operating Segment
The following table presents revenue and operating performance by segment for the nine months ended September 30:

		% of		% of
In millions	2018	Revenue	2017	Revenue
Segment revenue
Americas	$828	52.5%	$830	54.2%
International	748	47.5%	700	45.8%
Total segment revenue	$1,576	100%	$1,530	100%
Segment gross profit
Americas	$459	55.4%	$481	58.0%
International	330	44.1%	306	43.7%
Total segment gross profit	$789	50.1%	$787	51.4%
Americas: Revenue for the first nine months of 2018 was flat as compared to the previous period. An increase in recurring revenue of 8%, driven by the shift to subscription-based transactions, was offset by a decrease in perpetual software licenses and hardware. Segment gross profit as a percentage of revenues was lower primarily due to a higher mix of hardware revenue as some customers continue to purchase hardware upfront while buying software on a subscription basis.
International: Revenue increased by 7% in the first nine months of 2018 as compared to the previous period. The increase was driven by a 3% favorable impact from foreign currency fluctuations and an increase in recurring revenue driven by the shift to subscription-based transactions. Segment gross profit as a percentage of revenues was higher primarily due to growth in recurring revenue and an increase in consulting services gross margin as the Company continues to focus on making operational consulting improvements.
Financial Condition, Liquidity and Capital Resources
Cash provided by operating activities decreased by $44 million in the nine months ended September 30, 2018 compared to the nine months ended September 30, 2017. The decrease in cash provided by operating activities was primarily due to the Company’s ongoing transition to subscription-based purchasing options, which results in the Company collecting less cash in the current period as customers pay over time. Cash from operating activities was also impacted by a higher expense run rate versus prior-year for strategic transformation investments and fluctuations in working capital.
Teradata’s management uses a non-GAAP measure called “free cash flow,” which is not a measure defined under GAAP. We define free cash flow as net cash provided by operating activities less capital expenditures for property and equipment and additions to capitalized software, as one measure of assessing the financial performance of the Company, and this may differ from the definition used by other companies. The components that are used to calculate free cash flow are GAAP measures taken directly from the Condensed Consolidated Statements of Cash Flows (Unaudited). We believe that free cash flow information is useful for investors because it relates the operating cash flow of the Company to the capital that is spent to continue and improve business operations. In particular, free cash flow indicates the amount of cash available after capital expenditures, for among other things, investments in the Company’s existing businesses, strategic acquisitions and repurchase of Teradata common stock. Free cash flow does not represent the residual cash flow available for discretionary expenditures since there may be other non-discretionary expenditures that are not deducted from the measure. This non-GAAP measure should not be considered a substitute for, or superior to, cash flows from operating activities under GAAP.

The table below shows net cash provided by operating activities and capital expenditures for the following periods:

	Nine Months Ended September 30,
In millions	2018	2017
Net cash provided by operating activities	$257	$301
Less:
Expenditures for property and equipment	(92)	(59)
Additions to capitalized software	(5)	(7)
Free cash flow	$160	$235

Financing activities and certain other investing activities are not included in our calculation of free cash flow. There were no other investing activities for the nine months ended September 30, 2018. For the nine months ended September 30, 2017, other investing activities included $17 million for an immaterial acquisition and $1 million for an additional release of funds from a previous acquisition.
Teradata’s financing activities for the nine months ended September 30, 2018 and 2017 primarily consisted of cash outflows for share repurchases and payments on the revolving credit facility and long-term debt. At September 30, 2018, the Company had no outstanding borrowings on the revolving credit facility. The Company purchased approximately 5.4 million shares of its common stock at an average price per share of $38.53 in the nine months ended September 30, 2018, and 11.5 million shares at an average price per share of $30.59 in the nine months ended September 30, 2017 under the two share repurchase programs that were authorized by our Board of Directors. The first program (the “dilution offset program”), allows the Company to repurchase Teradata common stock to the extent of cash received from the exercise of stock options and the Teradata Employee Stock Purchase Plan (“ESPP”) to offset dilution from shares issued pursuant to these plans. As of September 30, 2018, under the Company’s second share repurchase program (the “general share repurchase program”), the Company had $338 million of authorization remaining to repurchase outstanding shares of Teradata common stock. Share repurchases made by the Company are reported on a trade date basis. Our share repurchase activity depends on factors such as our working capital needs, our cash requirements for capital investments, our stock price, and economic and market conditions.
Proceeds from the ESPP and the exercise of stock options, net of tax, were $26 million for the nine months ended September 30, 2018 and $20 million for the nine months ended September 30, 2017. These proceeds are included in other financing activities, net in the Condensed Consolidated Statements of Cash Flows (Unaudited). During the third quarter of 2018, the Company entered into capital leases to finance its equipment purchases. Assets acquired by capital leases for the third quarter of 2018 were $23 million. The lease term for all capital leases entered into during the quarter was 3 years and the average interest rate was 4.97%. The lease obligation as of September 30, 2018 was approximately $22 million.
Our total in cash and cash equivalents held outside the U.S. in various foreign subsidiaries was $423 million as of September 30, 2018 and $1,044 million as of December 31, 2017. The remaining balance held in the U.S. was $345 million as of September 30, 2018 and $45 million as of December 31, 2017. Prior to the enactment of the Tax Act, the Company either reinvested or intended to reinvest its earnings outside of the U.S. As a result of the Tax Act, the Company has changed its indefinite reinvestment assertion related to foreign earnings that have been taxed in the U.S. and now considers a majority of these earnings no longer indefinitely reinvested. For the first nine months ended September 30, 2018, the Company repatriated $800 million of its offshore cash and utilized $280 million to pay down its credit facilities, used $206 million for share repurchases that occurred during the period and the remainder for general corporate purposes. Effective January 1, 2018, the U.S. has moved to a territorial system of international taxation, and as such will not subject future foreign earnings to U.S. taxation upon repatriation in future years.
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

The Company’s ability to generate positive cash flows from operations is dependent on general economic conditions, competitive pressures, and other business and risk factors described in the Company’s 2017 Annual Report on Form 10-K (the “2017 Annual Report”), and elsewhere in this Quarterly Report. If the Company is unable to generate sufficient cash flows from operations, or otherwise comply with the terms of the credit facility and term loan agreement, the Company may be required to seek additional financing alternatives.
Long-term Debt. On June 11, 2018, Teradata replaced its existing five-year, $400 million revolving credit facility with a new $400 million revolving credit facility (the “Credit Facility”). The Credit Facility ends on June 11, 2023 at which point any remaining outstanding borrowings would be due for repayment unless extended by agreement of the parties for up to two additional one-year periods. In addition, under the terms of the Revolving Credit Agreement, Teradata from time to time and subject to certain conditions may increase the lending commitments under the Revolving Credit Agreement in an aggregate principal amount up to an additional $200 million, to the extent that existing or new lenders agree to provide such additional commitments. The outstanding principal amount of the Revolving Credit Agreement bears interest at a floating rate based upon, at Teradata’s option, a negotiated base rate or a Eurodollar rate plus, in each case, a margin based on Teradata’s leverage ratio. In the near term, Teradata would anticipate choosing a floating rate based on London Interbank Offered Rate (“LIBOR”). The Credit Facility is unsecured but is guaranteed by certain of Teradata’s material domestic subsidiaries and contains certain representations and warranties, conditions, affirmative, negative and financial covenants, and events of default customary for such facilities. As of September 30, 2018, the Company had no borrowings outstanding under the Credit Facility, leaving $400 million in additional borrowing capacity available under the Credit Facility. The Company was in compliance with all covenants under the Credit Facility as of September 30, 2018.
Also, on June 11, 2018, Teradata closed on a new senior unsecured $500 million five-year term loan, the proceeds of which plus additional cash-on-hand were used to pay off the remaining $525 million of principal on its existing term loan. The $500 million term loan is payable in quarterly installments, which will commence on June 30, 2019 with 1.25% of the initial principal amount due on each of the first eight payment dates; 2.50% of the initial principal amount due on each of the next four payment dates; 5.0% of the initial principal amount due on each of the next three payment dates; and all remaining principal due on June 11, 2023. The outstanding principal amount under the term loan agreement bears interest at a floating rate based upon a negotiated base rate or a Eurodollar rate plus a margin based on the leverage ratio of the Company. As of September 30, 2018, the term loan principal outstanding was $500 million. The Company was in compliance with all covenants under the term loan as of September 30, 2018.

In addition, in June 2018, Teradata executed a five-year interest rate swap with a $500 million initial notional amount in order to hedge the floating rate interest on the above-described term loan. The notional amount of the hedge will step-down according to the amortization schedule of the term loan. As a result of the swap, Teradata’s fixed rate on the term loan equals 2.86% plus the applicable leverage-based margin as defined in the Term Loan agreement. As of September 30, 2018, the all-in fixed rate is 4.36%.
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
In many cases, the accounting treatment of a particular transaction is specifically dictated by GAAP and does not require significant management judgment in its application. There are also areas in which management’s judgment in selecting among available alternatives would not produce a materially different result. The significant accounting policies and estimates that we believe are the most critical to aid in fully understanding and evaluating our reported financial results are discussed in the 2017 Annual Report. The changes to the revenue policy and impact to reported results are discussed in Note 3 of the Notes to Condensed Consolidated Financial Statements (Unaudited). Teradata’s senior management has reviewed all other critical accounting policies and related disclosures and determined that there were no significant changes in our critical accounting policies in the nine months ended September 30, 2018.
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

Based on their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2018 our disclosure controls and procedures were effective to provide reasonable assurance that the information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting
There have been no changes in our internal control over financial reporting that occurred during the last fiscal quarter ended September 30, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
Purchase of Company Common Stock
During the third quarter of 2018, the Company executed purchases of 1,236,802 shares of its common stock at an average price per share of $39.80 under the two share repurchase programs that were authorized by our Board of Directors. The first program (the “dilution offset program”), allows the Company to repurchase Teradata common stock to the extent of cash received from the exercise of stock options and the Teradata Employee Stock Purchase Plan (“ESPP”) to offset dilution from shares issued pursuant to these plans. As of September 30, 2018, under the Company’s second share repurchase program (the “general share repurchase program”), the Company had $338 million of authorization remaining to repurchase outstanding shares of Teradata common stock. Share repurchases made by the Company are reported on a trade date basis.
Section 16 officers occasionally sell vested shares of restricted stock to the Company at the current market price to cover their withholding taxes. For the nine months ended September 30, 2018, the total of these purchases was 128,409 shares at an average price of $39.01 per share.
The following table provides information relating to the Company’s share repurchase programs for the nine months ended September 30, 2018:

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Dilution Offset Program	Total Number of Shares Purchased as Part of Publicly Announced General Share Repurchase Program	Maximum Dollar Value that May Yet Be Purchased Under the Dilution Offset Program	Maximum Dollar Value that May Yet Be Purchased Under the General Share Repurchase Program
Month
First Quarter Total	2,052,137	$37.09	591,708	1,460,429	$8,696,662	$446,329,050
Second Quarter Total	2,066,681	$39.19	347,246	1,719,435	$4,521,075	$379,010,024
July 2018	35,224	$37.90	35,224	—	$5,385,660	$379,010,024
August 2018	496,015	$40.33	166,399	329,616	$906,436	$365,632,429
September 2018	705,563	$39.52	—	705,563	$1,657,248	$337,745,352
Third Quarter Total	1,236,802	$39.80	201,623	1,035,179	$1,657,248	$337,745,352
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

3.2	Amended and Restated By-Laws of Teradata Corporation, as amended and restated on July 26, 2016 (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K dated August 1, 2016).

4.1	Common Stock Certificate of Teradata Corporation (incorporated by reference to Exhibit 4.1 to the Quarterly Report on Form 10-Q dated November 13, 2007 (SEC file number 001-33458)).

10.1*	Teradata Change in Control Severance Plan, as Amended and Restated July 18, 2018.

31.1	Certification pursuant to Rule 13a-14(a), dated November 5, 2018.

31.2	Certification pursuant to Rule 13a-14(a), dated November 5, 2018.

32	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated November 5, 2018.

101
Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Condensed Consolidated Statements of Income for the three and nine month period ended September 30, 2018 and 2017, (ii) the Condensed Consolidated Statements of Comprehensive Income (Loss) for the three and nine month period ended September 30, 2018 and 2017, (iii) the Condensed Consolidated Balance Sheets at September 30, 2018 and December 31, 2017, (iv) the Condensed Consolidated Statements of Cash Flows for the nine month period ended September 30, 2018 and 2017 and (v) the notes to the Condensed Consolidated Financial Statements.

* Management contracts or compensatory plans, contracts or arrangements.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TERADATA CORPORATION

Date: November 5, 2018	By:	/s/ Mark A. Culhane
Mark A.Culhane Executive Vice President and Chief Financial Officer