Form 10-K
period 2018-12-31
TERADATA CORP /DE/
filed 2019-02-26
CIK 816761

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2018
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
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☒    No  ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15 (d) of the Act.    Yes  ☐    No  ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulations S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐
Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and "emerging growth company" in Rule 12b-2 of the Exchange Act.
.

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐
		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes   ☐    No  ☒
The aggregate market value of voting stock held by non-affiliates of the registrant as of June 30, 2018, was approximately $4.8 billion.

At January 31, 2019, there were approximately 117.3 million shares of common stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE

Part III:
Portions of the registrant’s Notice of Annual Meeting of Stockholders and Proxy Statement, to be filed with the Securities and Exchange Commission pursuant to Regulation 14A within 120 days after registrant’s fiscal year end of December 31, 2018 are incorporated herein by reference.

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

PART I
FORWARD-LOOKING STATEMENTS
Forward-looking statements in our public filings or other public statements are subject to known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements or other public statements. These forward-looking statements were based on various facts and were derived utilizing numerous important assumptions and other important factors, and changes in such facts, assumptions or factors could cause actual results to differ materially from those in the forward-looking statements. Forward-looking statements include the information concerning our future financial performance, business strategy, projected plans and objectives. Statements preceded by, followed by or that otherwise include the words “believes,” “expects,” “anticipates,” “intends,” “projects,” “estimates,” “plans,” “may increase,” “may fluctuate,” and similar expressions or future or conditional verbs such as “will,” “should,” “would,” “may” and “could” are generally forward-looking in nature and not historical facts. You should understand that the factors described under “Risk Factors” and the following important factors could affect our future results and could cause actual results to differ materially from those expressed in such forward-looking statements:

•	Our ability to timely and effectively execute our new strategy and complete our business transformation;

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
Item 1. BUSINESS
Overview. Teradata Corporation ("we," "us," "Teradata," or the "Company") is a leading hybrid cloud analytics software provider focusing on delivering pervasive data intelligence to our customers, which we define as the ability to leverage 100% of a company’s data to uncover real-time intelligence, at scale. Teradata has broadened its market opportunity by evolving from an enterprise database company to an enterprise analytics platform provider where we help customers integrate and simplify their analytics ecosystem, access and manage data, and use analytics to extract answers and derive business value from data. Our target market is what we call "megadata" companies - those companies that we believe are the world's most demanding, large-scale, users of data and that have mission-critical, complex, and large-scale environments and require an integrated analytical solution that can accommodate massive scale and speed across secure, hybrid-cloud architectures. These megadata companies face significant challenges, including siloed data and conflicting and duplicative solutions, that can result in considerable expense to maintain and to manage the complexity. Megadata companies have invested heavily in technology, people, and infrastructure to support analytics technology that is typically extremely complex and often does not allow their employees access to the data they need to be efficient at their jobs. In addition, megadata companies are generally experiencing a dramatic increase in data due to the digital revolution and an increase in the complexity, cost, and risk associated with managing the large numbers of data silos across heterogeneous environments. Our view is that this trend is driving the need for these companies to integrate and simplify their analytical ecosystems while using data to find answers to their toughest business challenges. As a result, we believe that the market for our solutions and services with megadata companies is large and growing.
Our solution, Teradata Vantage™, is our new analytics platform that provides pervasive data intelligence. It connects multiple sources of data for ecosystem simplification and delivers massive scale and integration. Teradata Vantage is a highly scalable, secure, highly concurrent, and resilient analytics platform that addresses the challenges that megadata companies face by offering full integration of their datasets, tools, analytics languages, functions, and engines in one platform, which enables them to reduce complexity, risk, and costs. Teradata Vantage incorporates leading commercial and open source technologies including our market-leading integrated data warehouse engine, and it is available on-premises or in the cloud, both of which we believe are required by megadata companies to provide them flexibility and choice to de-risk their investments. Teradata has also made it easier for customers to work with the Company and purchase Teradata's solutions via subscription-based transactions.
Our solutions and services comprise software, hardware, and related business consulting and support services. We work with our customers to enable them to optimize the value of their data and analytics to get answers to their toughest business challenges and drive business outcomes, which can include, among other things:

•	Improving customer experience and profitability by understanding behavior patterns,

•	Improving operational efficiency,

•	Driving financial transformation with accurate and timely data, and

•	Creating more efficient utilization of assets through machine learning of sensor data.
Our business consulting services include a broad range of offerings, including consulting to help organizations establish an analytic vision, identify and operationalize analytical opportunities, enable an analytical ecosystem architecture, and ensure their analytical infrastructure delivers value. We also offer support and maintenance services for our offerings.
Teradata operates from numerous locations within the United States with the primary locations being San Diego, California, and Atlanta, Georgia. In addition, we have sales, services, research and development, and administrative offices located in 40 countries.
For the calendar year ended December 31, 2018, we had total revenues of $2.164 billion, of which approximately 52% was derived from the Americas region (North America and Latin America) and 48% from the International region (Europe, Middle East, Africa, Asia Pacific and Japan). For financial information about our segments and geographic information, see “Note 13-Segment, Other Supplemental Information and Concentrations” in the Notes to Consolidated Financial Statements elsewhere in this Annual Report.
History. Teradata started in a garage in Brentwood, California, and was incorporated in 1979 as a Delaware corporation, driven by the need for robust computing power to harness the value of aggregated data. In 1984, Teradata established a massively parallel relational database management system that enabled companies to easily scale their data management needs, revolutionizing data analysis for customers. In 1991, Teradata was acquired and operated as a division of another company until it was spun off as an independent, publicly-traded company called Teradata Corporation (NYSE: TDC) on September 30, 2007.
Industry and Market Opportunity. Our view is that analytics is and will continue to be a management priority for leading companies. We also believe that companies have seen a significant increase of data, and that the complexity, cost, and risk associated with managing large numbers of data silos has driven the need for companies to simplify and reduce such complexity. This is particularly true for megadata companies, and we believe that these companies require tightly integrated solutions that can accommodate massive scale and speed.
We believe Teradata’s strategy positions us to address this large market opportunity within the multi-billion dollar and growing data management and analytics markets. Our top opportunities are with megadata companies and we believe our hybrid cloud analytics software solution will lead to reduced risk and costs for these companies while enabling answers to many of their most difficult business challenges and driving business outcomes for them. We also believe these companies need help designing and implementing the right analytical ecosystem for their needs. We have tailored Teradata's offerings to meet the analytical needs of these megadata companies and to help them navigate the various alternatives for deployment across secure, hybrid-cloud architectures to provide flexibility and choice, which allows them to de-risk their investments.

Our Strategy. Teradata’s strategy is based on our mission of transforming how businesses work and people live through the power of data. Our strategy is to provide a differentiated set of offerings to the megadata target market through a portfolio of data and analytic solutions. We believe that this unique portfolio helps our customers simplify the complexity of their analytic ecosystems to reduce risk and costs and drive better answers for increased business value. We deliver pervasive data intelligence to help companies rise above the complexity, cost, and inadequacy of today’s analytic landscape, and we believe that we are uniquely positioned to deliver pervasive data intelligence for megadata companies with our Teradata Vantage analytical platform.
Our strategic objectives are to:

•	Relentlessly focus on consumption, focusing the entire company on annual recurring revenue ("ARR") growth;

•	Radically simplify, making Teradata's offerings easy to consume through improvements to the customer experience;

•	Pivot towards as-a-service, shifting from consulting first to as-a-service first;

•
Transform our go-to-market and brand, realigning our go-to-market organization and consulting resources to align with our strategy and megadata target market, and repositioning Teradata with our customers and the broader market; and

•	Deliver operational excellence through improved efficiency and execution across the organization.
A foundational element of this strategy and the Teradata Vantage analytical platform is Teradata EverywhereTM that brings together our offerings across cloud and on-premises deployments with flexible pricing and licensing models to de-risk customer purchase decisions.
Through Teradata Everywhere, customers can:

•	Analyze Anything - enables analytic users throughout the organization to use their preferred analytic tools and engines across data sources, at scale.

•	Deploy Anywhere - provides analytic processing in the cloud and on-premises, providing flexibility to change as business needs evolve.

•	Buy Any Way - allows companies choice in how they want to consume our solutions through a variety of purchase options at different price points.

•
Move Anytime - includes software license portability when purchased via subscription that provides the flexibility to run analytics and move the software as needed across deployment options, such as moving from on-premises to cloud, between clouds, or from cloud to on-premises.

We have significantly expanded and built upon our integrated data warehouse engine and Teradata Everywhere to deliver our market-leading Teradata Vantage analytical platform. As described above, Teradata Vantage offers full data integration with multiple tools and languages, leading analytic engines, and new sources of data to deliver analytics. Teradata Vantage is available on-premises or through our "as-a-service" offering, Teradata IntelliCloudTM, where we manage the software and infrastructure for our customers, so they can focus on successful business outcomes. This includes the management of performance, security, availability, and operations, all delivered with various purchase options including a "pay-as-you-go" pricing model. Teradata IntelliCloud can be deployed on-premises, in private clouds, and in public clouds.
In support of our strategy, we continue to optimize our go-to-market and sales approach to improve effectiveness in demand creation and address new and expanded market opportunities. We will continue investing in partnerships to increase the number of solutions available on Teradata software, maximize customer value, and increase our market coverage. Our architecture consulting expertise, helps customers build optimized analytical ecosystems, leveraging both open-source and commercial solutions, which leads to reduced complexity, risk, and costs for our customers.
Customers. As described above, Teradata is focused on both business users and technology buyers at megadata companies (i.e., the world’s most demanding, large-scale users of data) as well as strategic “up-and-coming” companies that see analytics as a differentiating factor in their business models. Our primary focus is on increasing the consumption of Teradata's software within our target market of megadata customers, especially with our existing customers.

We are focused on a broad set of industries, including communications, financial services, government, healthcare, insurance, manufacturing, media and entertainment, oil and gas, retail, travel and transportation, and utilities. These industries provide a good fit for our analytic solutions and services because they tend to have the greatest analytic potential with large and growing data volumes and expanding sources of data, complex data management requirements, or large and varied groups of users.
The extent to which any given customer contributes to our revenues has historically varied significantly from year to year and quarter to quarter. However, we have been successfully converting customers from perpetual to subscription-based purchasing options, which results in more ratable revenue recognition and will increase the predictability of our revenue in the future. Prior to our conversion to subscription-based transactions, our results in any quarter have been dependent on our ability to generate a relatively small number of large orders for that quarter. Due to the size and complexity of our sales transactions, the sales cycle is often long (typically more than a year).
Seasonality. Historically, our deal volume is seasonal, in line with customer spending patterns, with lower volume typically in the first quarter and higher volume generally in the fourth quarter of each calendar year. Such seasonality causes our working capital cash flow requirements to vary from quarter to quarter depending on the variability in the volume, timing, and mix of solution sales. As we continue to transition the business to more subscription-based transactions, this variability in deal volume will have less effect on reported revenue and cash collections and will reduce the impact of seasonality. Historically, cash provided by operating activities is higher in the first half of the year due to collections of the higher receivable balances at December 31 driven by the higher volumes in the fourth quarter and receipts from annual renewals of our maintenance support agreements. In addition, deal volume in the third month of each quarter has historically been significantly higher than in the first and second months. These factors, among others as more fully described in Item 1A, Risk Factors, elsewhere in this Annual Report, make forecasting more difficult and may adversely affect our ability to accurately predict financial results.
Backlog. Our backlog was approximately $2.5 billion at December 31, 2018 an increase from $1.6 billion on December 31, 2017. Approximately $1.2 billion of the backlog at December 31, 2018 is expected to be recognized as revenue in 2019. Backlog includes firm contracts for work that has not yet been performed or goods that have not been delivered. Backlog includes $595 million at December 31, 2018 and $499 million at December 31, 2017 for backlog that had been invoiced, and therefore, was included in deferred revenue. Although we believe that the contract value included in backlog is firm, some contracts may provide that the Company is contractually obligated to perform but gives the customer the right to cancel for convenience by giving notice to Teradata. Customers typically do not cancel before the end of the contractual term and, historically, Teradata has seen very little churn in its customer base.
Sales, Marketing and Partners
Sales and Marketing. We primarily sell and market our solutions and services through a direct sales force and have recently aligned our sales teams to best address the needs of megadata companies globally. We have approximately 80% of our employees in customer-facing and/or revenue-driving roles (including sales, marketing, consulting, customer service, and product engineering).
We support our sales force with marketing and training programs that are designed to:

•	Grow awareness, highlighting our technology leadership, differentiation, and consulting expertise;

•	Create demand for and adoption of our Teradata Vantage analytical platform;

•	Educate the sales force to build skills and knowledge to deliver our value proposition; and

•	Provide a robust set of tools for use by our direct sales force.
In 2018, Teradata announced major updates to our brand messaging, revitalizing our positioning in the market. This new messaging reinforces that Teradata is a hybrid cloud analytics software provider. To support this updated brand messaging, we employ a broad range of marketing strategies, including programs to inform and educate customers and prospects, the media, industry analysts, academics, and other third-party influencers. These strategies include targeted account-based marketing, our global website, digital marketing, webinars, physical and virtual trade shows and conferences, public and media relations, social media, and an extensive customer reference program.

Strategic Partnerships. We seek to leverage our sales and marketing reach by partnering with leading global and regional systems integrators, independent software vendors, open-source software distributors, consultants, and universities that we believe complement our analytic offerings. Strategic partnerships are a key factor in our ability to leverage the value and expand the scope of our analytic offerings in the marketplace.

•
Alliance Partners: Our partner program is focused on working collaboratively with independent software vendors in several areas, including tools, data and application integration solutions, data mining, analytics, business intelligence, and specific analytic and industry solutions. Our goal is to provide choices to our customers with partner offerings that are optimized and certified to work with Teradata Vantage to deliver end-to-end analytic and data solutions and to fit within the customer’s analytic environment.

•
Systems Integrators: In some cases, we also work with a range of systems integrators and consultants who engage in the design, implementation, and integration of analytic solutions and analytic applications for our joint customers. Our strategic partnerships with select global consulting and systems integration firms provide broad industry and technology expertise in the design of business solutions that leverage Teradata technology to enable enterprise analytics.

Competition. We successfully compete in a large and growing market that is attractive to both current and new competitors. Participants in our general market include large traditional competitors such as IBM, Oracle, SAP, Amazon and Microsoft as well as new analytic services companies, cloud vendors, and open-source providers. We believe our focus on ecosystem simplification and on delivering answers and business outcomes will enable us to successfully compete in our megadata target market. We believe that our Vantage platform is highly differentiated, delivers significant value at scale, and is uniquely positioned to provide significant business value to megadata customers. This, coupled with our ability to deploy across cloud and on-premises options with flexible purchasing and licensing options, provides our customers with the ability to de-risk their buying decisions. Our consulting capabilities deliver value to our customers, enabling them to be successful in their markets, while also identifying incremental use cases that increase customers' consumption of Teradata's software. We believe that our technology, purchasing flexibility, and consulting will collectively enable us to continue to compete successfully. For more information on competition, see Item 1A, Risk Factors, elsewhere in this Annual Report.
Key factors used to evaluate competitors in these markets include: data and analytics experience; business outcome delivery; hybrid cloud offerings and experience; customer references; technology leadership; product quality; performance, scalability, availability, and manageability; support and consulting services capabilities; management of technologies in a complex analytical ecosystem; industry knowledge; and total cost of ownership. We believe we have a competitive advantage in providing complete, integrated, and optimized analytic data platforms and analytic services that address customers’ business, technical, and architecture requirements. Our differentiation is especially strong with megadata customers that have mission-critical, complex, large-scale environments and requirements.
Research and Development ("R&D"). We remain focused on designing and developing data and analytic technologies that anticipate our customers' evolving needs and deliver the answers that advance their businesses. As we seek improvements in our offerings and services, we consider our customers' current and future needs. We believe our extensive R&D workforce is one of our core strengths. Our global R&D team is in multiple locations around the world to take advantage of global engineering talent. We anticipate that we will continue to have significant R&D expenditures, which may include complementary strategic acquisitions, to help support the flow of innovative, high-quality offerings, cloud-based offerings, services, and applications, which are vital to our leading competitive position. For information regarding the accounting and costs included in R&D activities, see “Note 1-Description of Business, Basis of Presentation and Significant Accounting Policies” in the Notes to Consolidated Financial Statements elsewhere in this Annual Report.
Intellectual Property and Technology. The Company owns 662 patents in the United States and 29 patents in foreign countries. The foreign patents are generally counterparts of the Company’s United States patents. Many of the patents that we own are licensed to others, and we are licensed to use certain patents owned by others. While our portfolio of patents and patent applications in aggregate is of significant value to our Company, we do not believe that any individual patent is by itself of material importance to our business.
In addition, the Company owns copyrights and trade secrets in its vast code base which makes up all of the Teradata software offerings including analytic data platforms and analytic applications. Teradata’s software offerings reflect the investment of hundreds of person-years of development work.

The source code versions of our offerings are protected as trade secrets and, in all major markets, as unpublished copyright works. We take great efforts to protect our rights in all software offerings and related intellectual property; however, there can be no assurance that these measures will be successful. The Company owns the Teradata® and Aster® trademarks, which are registered in the United States and in many foreign countries, as well as other trade names, service marks, and trademarks.
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
Employees. As of December 31, 2018, we had 10,152 employees globally. We believe that our future success will depend, in part, on our ability to continue to attract, hire and retain skilled and experienced personnel.
Properties and Facilities. Our corporate headquarters is located in San Diego, California. As of December 31, 2018, we operated 101 facilities in 41 countries throughout the world. We own our San Diego complex, while all other facilities are leased.
Executive Officers of the Registrant. The following table and biographies sets forth information as of February 25, 2019 regarding the individuals who are serving as our executive officers.

Name	Age	Position(s)
Oliver Ratzesberger	48	President and Chief Executive Officer
Mark Culhane	59	Chief Financial Officer
Martyn Etherington	57	Chief Marketing Officer
Dan Harrington	55	Chief Services Officer
Laura Nyquist	65	General Counsel and Chief Human Resources Officer
Reema Poddar	51	Chief Product Officer
Oliver Ratzesberger. Oliver Ratzesberger has been the President and Chief Executive Officer of Teradata since January 2019 and a member of the Company’s Board of Directors since November 2018. Previously, from February 2018 until 2019, he served as Teradata’s Chief Operating Officer with responsibility for the Company’s operations and strategies for go-to-market, product development and innovation, marketing, and customer support and services. From August 2016 to February 2018, he was the Executive Vice President and Chief Product Officer with responsibility for the research and development of Teradata’s data and analytics solutions. Previously, from 2015 to August 2016, he was President, Teradata Labs and, from 2013 to 2015, led the software teams for Teradata Labs. Before joining Teradata, Mr. Ratzesberger served as Vice President, Information Analytics and Innovation at Sears Holdings Corporation from 2011 until 2013. Prior to that, from 2004 until 2011, he was Senior Director, Analytics Platform at eBay, Inc. where he was responsible for its data warehouse and big data platforms. Before joining eBay, Mr. Ratzesberger worked for both Fortune 500 and early-stage companies, holding positions of increasing responsibility in software development and information technology.
Mark Culhane. Mark Culhane is the Company’s Chief Financial Officer and has served in this role since joining Teradata in November 2017. He served as the Chief Financial Officer for Lithium Technologies from 2012 to 2016 and as Executive Vice President and Chief Financial Officer at DemandTec from 2001 to 2012. He currently serves on the board of directors of a private cloud-based software company, UserZoom, Inc. From June 2010 until its acquisition in April 2018, he served on the board of directors of Callidus Software, Inc., a cloud software company and global leader in sales performance management software, where he was the chair of the Audit Committee. From 2016 until November 2017, Mr. Culhane ran Culhane Advisory Services which provided management consulting to several venture and private-equity-backed cloud software companies on go-to-market and financial strategies, financial reporting, supporting and scaling companies for growth, as well as operating as a public company and corporate governance.
Martyn Etherington. Martyn Etherington is the Chief Marketing Officer for Teradata and has served in this role since March 2018 when he joined the Company. Prior to joining Teradata, from 2015 to 2017, he served as the Chief Marketing Officer, IoT Cloud, at Cisco Jasper, a global market leader for Internet of Things connectivity management. From 2012 to 2015, he served as Executive Vice President, Chief Marketing Officer, and Chief of Staff for Mitel, where he was responsible for driving global marketing. Mr. Etherington served as Chief Marketing Officer and Vice President, Business Operations at Tektronix/Danaher from 2002 to 2012 with responsibility for companywide strategy development and deployment, global marketing and business operations.
Dan Harrington. Dan Harrington is the Company’s Chief Services Officer and has served as head of Teradata’s global services organization, including both consulting and support services since 2012, with added responsibility for the international sales region on an interim basis from 2015 until 2016. Previously, from 2007 to 2012, Mr. Harrington served as Executive Vice President, Technology and Support Services of Teradata. He served as Vice President, Customer Services, Teradata Division of NCR Corporation, from 2005 until 2007. From 1999 to 2004, he was Vice President, Northern Europe, Teradata Division with responsibility for Europe sales. Mr. Harrington joined NCR in 1985 and held a number of positions of increasing responsibility in the areas of sales, marketing and product management.
Laura Nyquist. Laura Nyquist is the General Counsel and Chief Human Resources Officer of Teradata and has served in this role since November 2018. From 2007 until November 2018, Ms. Nyquist served as General Counsel and Secretary and from May to October 2016 and July to November 2018, she also was responsible for the Company’s human resources organization on an interim basis. Prior to joining Teradata, Ms. Nyquist held a number of senior management roles at NCR after joining that company in 1986, including Deputy General Counsel and Chief Counsel of NCR’s financial and retail solutions businesses from 2006 to 2007, Chief Counsel, Financial Solutions Division from 2004 to 2006, and Vice President, Corporate Affairs, and Secretary to the NCR Board of Directors from 1999 to 2004.
Reema Poddar. Reema Poddar has served as the Company’s Chief Product Officer, with responsibility for product management, product engineering, technology innovation, and corporate and cyber security, since January 2019. From October 2018 to 2019, she was Executive Vice President, Product and Technology and was previously Senior Vice President of Product Development from the time she joined the Company in July 2017. Prior to joining Teradata, from 2016 to 2017, she served as the Chief Operating Officer for AdFender Inc., a security software startup that develops advanced content filtering solutions. From 2014 to 2016, Ms. Poddar was the Executive Vice President and Head of Software engineering at GE Digital, a subsidiary of General Electric, where she helped set the company’s digitalization strategy while leading the software technology division for its SaaS offering, and she held several other executive positions during her 14-year career at General Electric.
There are no family relationships between any of the executive officers or directors of Teradata.
There are no contractual obligations regarding the election of our executive officers or directors.
Information. Teradata makes available through its website, free of charge, its Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, and Current Reports on Form 8-K, and all amendments to such reports, as soon as reasonably practicable after these reports are electronically filed or furnished to the U.S. Securities and Exchange Commission (“SEC”) pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 (the “Exchange Act”). These reports and other information are available, free of charge, at www.sec.gov. Teradata will furnish, without charge to a security holder upon written request, the Notice of Meeting and Proxy Statement for the 2019 Annual Meeting of Stockholders. Teradata will furnish the Code of Conduct and any other exhibit at cost (the Code of Conduct is also available through Teradata’s website at http://www.teradata.com/code-of-conduct/). Document requests are available by calling or writing to:

Teradata - Shareholder Relations
17095 Via Del Campo
San Diego, CA 92127
Phone: 858-485-2088
Website: http://www.teradata.com
Item 1A. RISK FACTORS
You should carefully consider each of the following risk factors and all other information set forth in this Annual Report. Based on the information currently known to us, we believe that the following information identifies the most significant risk factors affecting our company in each of these categories of risks. However, the risks and uncertainties our Company faces are not limited to those set forth in the risk factors described below. Additional risks and uncertainties not presently known to us or that we currently believe to be immaterial may also adversely affect our business.
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
Implementation of Strategy and Business Transformation - The failure to realize the anticipated benefits of our business transformation plan and execution of our new strategy including transition to new business focus areas and delivery models, revenue streams, sales structures, talent management restructuring, and cost rationalization initiatives could adversely impact our business and financial results.
The successful implementation of our strategy and completion of our business transformation presents organizational and infrastructure challenges. We may not be able to implement and realize the anticipated benefits from our strategy or our business transformation plan. Events and circumstances, such as financial or unforeseen difficulties, delays and unexpected costs, may occur that could result in our not realizing desired outcomes. Any failure to implement the transformation of the Company in accordance with our expectations could have a material adverse effect on our financial results. Even if the anticipated benefits and savings are substantially realized, there may be consequences, internal control issues, or business impacts that were not expected. Additionally, because of our restructuring efforts in connection with our business transformation plan, we may experience a loss of continuity, loss of accumulated knowledge or loss of efficiency during transitional periods. Reorganization and restructuring can require a significant amount of management and other employees' time and focus, which may divert attention from operating activities and growing our business. If we fail to achieve some or all the expected benefits of these activities, it could have a material adverse effect on our competitive position, business, financial condition, results of operations and cash flows.
As part of our strategy, our business is shifting from traditional, perpetual pricing and revenue to a subscription-based model in which less revenue is recognized upfront at the time the customer enters into a transaction. The pace and extent to which customers will purchase our offerings on a subscription basis is variable and therefore has impacts on our results and operations. In addition, it is uncertain whether these new offerings and deployment models will prove successful or whether we will be able to develop the necessary business models, infrastructure and systems to support the business. This includes having or hiring the right talent to execute our business strategy in a competitive job market. Market acceptance of new product and service offerings will be dependent in part on our ability to include functionality and usability that address customer requirements, and to optimally price our offerings and services to meet customer demand and cover our costs. Our go-to-market strategy also must adjust to customers' changing buying preferences, and there can be no assurance that our go-to-market approach will adequately and completely address such preferences. New product and services offerings may increase our risk of liability and cause us to incur significant technical, legal or other costs. For example, with our cloud-based offerings, market acceptance is affected by a variety of factors including information security, reliability, performance, the sufficiency of technological infrastructure to support our offerings and services in certain geographies, customer concerns with entrusting a third party to store and manage its data as well as the customer's ability to access this data once a contract has expired, and consumer concerns regarding data privacy and the enactment of laws or regulations that restrict our ability to provide such services to customers. If we are unable to correctly respond to these issues, our business could be harmed.
Information Systems and Security - A breach of security, disruption, or failure of our information systems or those of our third-party providers could adversely impact our business and financial results.
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
Historically, we generally have operated pursuant to a business-to-business model, such that our customers buy or lease hardware systems used in connection with our software solutions and the customers deploy and operate those solutions. With respect to these types of customer on-premises solutions, the customer, directly or through its selected services providers, manages all aspects of the data controls and security with respect to any confidential, private or otherwise sensitive information stored or processed through these solutions, including any personally identifiable data or information - such as non-public data regarding our customers’ employees, customers' customers, consumers, data subjects, individuals’ identities, individual financial accounts and health information including, for example, information that is regulated by the Health Insurance Portability and Accountability Act of 1996. However, some of our services, including our software-as-a-service or cloud offerings, may require us to deploy or operate solutions for our customers, directly or through the use of third-party services providers, either on-premises at customer-selected data center facilities, or at third-party-hosted data center facilities selected by us. With respect to these cloud and software-as-a-service offerings, we and such service providers have increased roles, responsibilities and risk exposures regarding some or all aspects of the data controls and security with respect to any confidential, private or otherwise sensitive information stored or processed through these solutions on our systems or those of selected third-party providers. If unauthorized access to or use of such information or systems occurs, despite data security measures and third-party commitments to protect them, our results of operation, reputation, and relationships with our customers could be adversely impacted.
Additionally, experienced computer programmers, Nation State Sponsored Advanced Persistent Code (“NSSAPC”) attackers (from countries such as Iran, China and certain European Eastern Bloc countries) and hackers may be able to penetrate our network security or that of our third-party providers and misappropriate or compromise our intellectual property or other confidential information or that of our customers, create system disruptions or cause shutdowns. Computer programmers and hackers also may be able to develop and deploy viruses, worms, and other malicious software programs that attack our offerings or otherwise exploit any security vulnerabilities of our offerings. In addition, phishing-scheme-perpetrators may be able to lure employees or contractors into providing such perpetrators with information that may enable them to avoid some of our network security controls or those of third-party providers which could result in system disruptions or a loss of confidential and proprietary information.
We have been subject to actual and potential cyber-attacks previously, although we have not experienced a material adverse impact in connection with these incidents. Even though our preventative and remediation tools and actions may have mitigated or preempted these actual and potential attacks, we continue to take additional steps, including investing in additional protections, designed to further improve the security of our networks and computer systems; however, there can be no assurance that our defensive measures will be adequate to prevent them in the future. Also, like many other companies, our workstations are regularly subject to penetration attempts and malicious threats by hackers and our employees and contractors are regularly subject to phishing attempts by phishing-scheme-perpetrators. Despite our defensive measures, we may not always be able to detect, mitigate or preempt them all. Breaches of security and disruptions of our information systems have not historically had a material impact on our results of operations and we have no reason to believe that attempts by hackers and phishing-scheme-perpetrators such as those described above have negatively impacted our IT infrastructure, operations, confidential information or intellectual property. However, there is risk that these types of activities will recur and persist, that one or more of them may be successful in the future, that one or more of them may have been or will be successful but not detected, prevented, remediated or mitigated by us, and the costs to us to eliminate, detect, prevent, remediate, mitigate or alleviate cyber or other security problems, viruses, worms, malicious software programs, phishing schemes and security vulnerabilities could be significant, and our efforts to address these problems may not be successful and could adversely impact our future results of operations.
Renewal Rates and Support Services - If our existing customers fail to renew or cancel their subscription license arrangements or support agreements, or if customers do not license updates to software offerings on terms favorable to us, our business could be adversely affected.
Teradata’s solution offerings have been expanded to include a variety of subscription options, which impact the timing of when revenues are recognized and related cash flow are collected. Additionally, future revenue streams and cash flows could be adversely affected if customers do not renew or cancel their subscription arrangements.
In addition, we currently derive a significant portion of our overall revenues from maintenance services and unspecified when-and-if-available software upgrades (collectively referred to as "support"), and we depend on our installed customer base for future revenue and cash flow from support services. The terms of our standard support arrangements generally provide for the prepayment of first-year support fees and are generally renewable on an annual basis. Our contracts also include cancellation provisions. The IT industry generally has been experiencing increasing pricing pressure from customers when purchasing or renewing support agreements. Mergers and acquisitions in certain industries that we serve could result in a reduction of the software and hardware being supported and put pressure on our subscription and support terms with customers who have merged. Given this environment, there can be no assurance that our current customers will renew their subscription and/or support agreements or agree to the same terms when they renew, which could result in our reducing or losing subscription and/or support fees which could adversely impact operating results.
Advancement of Our Solutions - We need to rapidly and successfully develop and introduce new solutions in a competitive, demanding, and rapidly changing environment.
To succeed in the intensely competitive IT industry, we must continually improve, refresh and expand our product and service offerings to include newer features, functionality, and deployment options and to keep pace with price-to-performance gains in the IT industry. Shortened product life cycles due to customer demands and competitive pressures impact the pace at which we must introduce and implement new technology. This requires a high level of innovation by both our software developers and the suppliers of the third-party software components included in our solutions. In addition, bringing new solutions to the market entails a costly and lengthy process, and requires us to accurately anticipate customer needs and technology trends. We must continue to respond to market demands, develop leading technologies and maintain leadership in analytic data solutions performance and scalability, or our business operations may be adversely affected.
We must also anticipate and respond to customer demands regarding the compatibility of our current and prior offerings. These demands could hinder the pace of adopting and implementing new technology. Our future results may be affected if our offerings cannot effectively interface and perform well with software offerings of other companies and with our customers’ existing IT infrastructures, or if we are unsuccessful in our efforts to enter into agreements allowing integration of third-party technology with the Teradata software platforms. Our efforts to develop the interoperability of our offerings may require significant investments of capital and employee resources. In addition, many of our principal offerings are used with offerings offered by third parties and, in the future, some vendors of non-Teradata offerings may become less willing to provide us with access to their offerings, technical information and marketing and sales support.
Because of these and other factors, our ability to introduce new or improved solutions could be adversely impacted. There can be no assurance that our innovations will be profitable, and if we cannot successfully market and sell both existing and newly developed solutions, our business and operating results could be impacted. If we were to lose our significant technology advantage, our market share and growth could be adversely affected. In addition, if we are unable to deliver our solutions, features, and functionality as projected, we may be unable to meet our commitments to customers, which could have an adverse effect on our reputation and business.
As part of our business strategy, we continue to dedicate a significant amount of resources to our R&D efforts in order to maintain and advance our competitive position, including our initiatives to provide our offerings for cloud environments. However, we may not receive significant revenues from these investments for several years, if at all. Research and development expenses represent a significant portion of our discretionary fixed costs. If we invest in R&D inappropriately, our results of operations could be adversely affected.

Highly Advanced Offerings - Our offerings include highly advanced technology, and, as we develop new offerings with greater capacity and performance capabilities, the increased difficulty and complexity associated with producing these offerings increases the likelihood of reliability, quality or operability problems.
Our software and hardware offerings may contain undetected errors or security flaws, which may be found after the offerings are introduced and delivered. This risk is enhanced when offerings are first introduced or when new versions are released, as well as when we develop offerings with more advanced technology, since the increased difficulty and complexity associated with producing these offerings increases the likelihood of reliability, quality or operability problems. Additionally, we integrate third-party components that may have quality issues and may impact our performance. The correction and detection of errors may cause delays, lost revenues and incremental costs. Errors in our software offerings could also affect the ability of our offerings to work with other software or hardware offerings, could delay the development or release of new offerings or new versions of offerings, and could adversely affect market acceptance of our offerings. While we attempt to remedy errors that we believe would be considered critical by our customers prior to shipment, we may not be able to detect or remedy all such errors.
Our customers who rely on our solutions for business-critical applications are more sensitive to errors, which could expose us to liability, performance and warranty claims, as well as harm our reputation. These and other risks associated with new offerings may have a material adverse impact on our results of operations and future performance.
Sales Cycle Variations - Unanticipated delays or accelerations in our sales cycles or shifts between subscription and perpetual purchasing options makes accurate estimation of our revenues difficult and could result in significant fluctuations in our quarterly operating results.
Although we are seeing a shift to customers purchasing subscription-based contracts, we still expect some customers will continue to purchase some or all of the components of our solutions on a perpetual basis, especially hardware. The size, deal mix and timing of large orders for our offerings and services varies considerably, which can impact results from quarter to quarter. The process we use to forecast sales and trends in our business relies heavily on estimates of closure on a transaction-specific basis. It is very difficult to predict sales in a particular quarter or over a longer period of time. Unanticipated delays or accelerations in our sales cycles make accurate estimation of our revenues difficult and could result in significant fluctuations in our quarterly operating results, including the pace at which our customers move to the new subscription-based offerings.
The length of our sales cycle varies depending on several factors over which we may have little or no control, including the size and complexity of a potential transaction, the level of competition that we encounter in our selling activities and our current and potential customers’ internal budgeting and approval process, as well as overall macro-economic conditions. Because of a generally long sales cycle, we may expend significant effort over a long period of time in an attempt to obtain an order, but ultimately not complete the sale, or the order ultimately received may be smaller than anticipated. Our revenue from different customers varies from quarter to quarter, and a customer with a large order in one quarter may generate significantly lower revenue in subsequent periods. Historically, our results in any particular quarter have generally been dependent on the timing of a relatively small number of large transactions.
Our business model is based on our anticipated mix of software and hardware and the corresponding profit margins for such software and hardware. Unfavorable shifts in such mix could adversely impact our results of operations and require changes to our business model. Consulting services margins are generally lower than the other elements of our analytic data solutions. In addition, when we use third parties to supplement some consulting services we provide to customers, this generally results in lower margin rates. As a result, increases in consulting services revenues as a percentage of our total revenues may decrease overall margins.
In the near term, we expect revenue growth to be impacted as we transition to subscription-based offerings where revenue is recognized over time. This shift has an impact on margins and cash flow as we have less upfront revenue and cash collected than from our traditional perpetual sales.
In addition, we also realize different margins on the various offerings we provide, as well as certain components we re-sell as part of our solutions, and the mix of such hardware and software varies from quarter to quarter depending on customer requirements. In addition, changes in the price and performance of our analytic data platforms, particularly for certain hardware components, could negatively impact maintenance and support services revenues. Additionally, as we implement part of our strategy and shift from upfront perpetual licenses to subscription-based, recurring over time models for both on-premises and cloud offerings, our revenue mix will be impacted. As such, we believe that quarter-to-quarter comparisons of our revenue, margins, and operating results may not be meaningful, and that these comparisons may not be an accurate indicator of our future performance.
In addition, the budgeting and spending cycles of our customers and potential customers make forecasting more difficult and may adversely affect our ability to accurately predict financial results. Spending has historically been heavy in our fourth quarter because of large enterprise customers placing orders before the expiration of budgets tied to that calendar year.
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
International Operations - Generating substantial revenues from our international operations poses several risks.
In 2018, the percentage of our total revenues from outside of the United States was 53%. We have exposure to more than 30 functional currencies. We believe that our geographic diversity helps to mitigate some risks associated with geographic concentrations of operations. These risks include adverse changes in foreign currency exchange rates, deteriorating economic environments, business disruptions due to economic or political uncertainties as well as corruption and security risks, including the following risks, among others:

•	General economic and political conditions in each country that could adversely affect demand for our solutions in these markets;

•	Currency exchange rate fluctuations that could result in lower demand for our offerings as well as generate currency translation losses;

•
Currency fluctuations can affect margins on sales of our offerings in countries outside of the United States and margins on sales of offerings that include components sourced in the United States but sold outside of the United States;

•
The impact of civil and political unrest (relating to war, terrorist activity or other turmoil) on the economy or markets in general, or on our ability, or that of our suppliers, to meet commitments, which may occur in other countries where we have significant operations;

•	Cultural and management challenges associated with operating in developing countries;

•	Longer payment cycles for sales in foreign countries and difficulties in enforcing contracts and collecting accounts receivable;

•	Tariffs or other restrictions on foreign trade or investment; and

•
The impact of catastrophic weather or other negative effects of climate change on our facilities, operations and/or workforce, as well as those of our customers, supply chains and distribution channels, throughout the world, particularly those in coastal areas.

Our offerings are subject to United States export controls and, when exported from the United States, or re-exported to another country, must be authorized under applicable United States export regulations. Changes in our offerings or changes in export regulations may create delays in the introduction of our offerings in international markets, prevent our customers with international operations from deploying our offerings throughout their global systems or, in some cases, prevent the export of our offerings to certain countries or customers altogether. Any change in export regulations or related legislation, shift in approach to the enforcement or scope of existing regulations, or change in the countries, persons or technologies targeted by these regulations could result in decreased use of our offerings by, or in our decreased ability to export or sell our offerings to, existing or potential customers with international operations.
There is active enforcement and ongoing focus by the SEC and other governmental authorities on the United States Foreign Corrupt Practices Act (“FCPA”), the U.K. Bribery Act of 2010 (the “Bribery Act”) and similar anti-bribery, anti-corruption laws in other countries. Given the breadth and scope of our international operations, we may not be able to detect improper or unlawful conduct by our international partners and employees, despite our high ethics, governance and compliance standards, which could put the Company at risk regarding possible violations of such laws, including the FCPA or the Bribery Act, and could result in various civil or criminal fines, penalties or administrative sanctions, and related costs, which could negatively impact the Company's results of operations or financial condition.
Economic Pressures and Uncertainty - Our business is affected by the global economies in which we operate and the economic climate of the industries we serve.
Our business and results of operations are affected by international, national and regional economic conditions. In particular, the IT industry in which we operate is susceptible to significant changes in the strength of the economy and the financial health of companies and governmental entities that make spending commitments for new technologies. Accordingly, global economic and market conditions, including certain economic sectors (such as retail, manufacturing, financial services or government) may adversely impact our business. For example, adverse changes to the economy could impact the timing of purchases by our current and potential customers or the ability of our customers to fulfill their obligations to us. In addition, decreased or more closely scrutinized spending in our customers’ businesses and in the industries we serve, may adversely impact our business. Uncertainty about future economic conditions may make it difficult for us to forecast operating results and to make decisions about future investments. Accordingly, global economic and market conditions may cause material impacts on our results of operations, prospects and financial condition. The Company’s success in periods of economic uncertainty may also be dependent, in part, on our ability to reduce costs in response to changes in demand and other activity.
Legal Contingencies and Regulatory Matters - We face uncertainties regarding lawsuits, regulations and other related matters.
In the normal course of business, we are subject to proceedings, lawsuits, claims and other matters, including those that relate to the environment, health and safety, employee benefits, export compliance, intellectual property, a variety of local laws and regulations and other regulatory compliance and general matters. See “Note 10-Commitments and Contingencies” in the Notes to Consolidated Financial Statements elsewhere in this Annual Report. Because such matters are subject to many uncertainties, their outcomes are not predictable. While we believe that amounts provided in our consolidated financial statements are currently adequate considering the probable and estimable liabilities, there can be no assurances that the amounts required to satisfy alleged liabilities from such matters will not impact future operating results.
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
There is active enforcement and ongoing focus by the SEC and other governmental authorities on the FCPA and the Bribery Act and similar anti-bribery, anti-corruption laws in other countries. Given the breadth and scope of our international operations, we may not be able to detect improper or unlawful conduct by our international partners and employees, despite our high ethics, governance and compliance standards, which could put the Company at risk regarding possible violations of such laws, including the FCPA or the Bribery Act, which could have a material adverse effect on our business, financial condition or results of operations.
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
Privacy concerns and laws such as the European Union’s General Data Protection Regulation, evolving regulation of cloud computing, cross-border data transfer restrictions and other domestic or foreign regulations may limit the use and adoption of our solutions and services and adversely affect our business.

Regulation related to the provision of services over the Internet is evolving, as federal, state and foreign governments continue to adopt new, or modify existing, laws and regulations addressing data privacy and the collection, processing, storage, transfer and use of data. In some cases, new data privacy laws and regulations, such as the European Union’s General Data Protection Regulation that took effect in May 2018 and an amended Act on the Protection of Personal Information in Japan, impose new obligations directly on the Company as both a data controller and a data processor, as well as on many of our customers. These new laws may require us to make changes to our solutions and services to enable Teradata and/or our customers to meet the new legal requirements and may also increase our potential liability exposure through higher potential penalties for non-compliance. Further, laws such as the European Union’s proposed e-Privacy Regulation are increasingly aimed at the use of personal information for marketing purposes, and the tracking of individuals’ online activities. These new or proposed laws and regulations are subject to differing interpretations and may be inconsistent among jurisdictions. These and other requirements could reduce demand for our solutions and services, require us to take on more onerous obligations in our contracts, restrict our ability to store, transfer and process data or, in some cases, impact our ability to offer our solutions and services in certain locations or our customers' ability to deploy our solutions globally. For example, ongoing legal challenges in Europe to the mechanisms allowing companies to transfer personal data from the European Economic Area to the United States could result in further limitations on the ability to transfer data across borders, particularly if governments are unable or unwilling to reach new or maintain existing agreements that support cross-border data transfers, such as the EU-U.S. and Swiss-U.S. Privacy Shield framework. Additionally, certain countries have passed or are considering passing laws requiring local data residency. The costs of compliance with, and other burdens imposed by, privacy laws, regulations and standards may limit the use and adoption of our solutions and services, reduce overall demand for our solutions and services, make it more difficult to meet expectations from or commitments to customers, lead to significant fines, penalties or liabilities for noncompliance, or slow the pace at which we close sales transactions, any of which could harm our business.

In addition to government activity, privacy advocacy and other industry groups have established or may establish new self-regulatory standards that may place additional burdens on our ability to provide our solutions and services globally. Our customers expect us to meet voluntary certification and other standards established by third parties, such as related ISO standards. If we are unable to maintain these certifications or meet these standards, it could adversely affect our ability to provide our solutions to certain customers and could harm our business.

Furthermore, concerns regarding data privacy may cause our customers’ customers to resist providing the data necessary to allow our customers to use our solutions and services effectively. Even the perception that the privacy of personal information is not satisfactorily protected or does not meet regulatory requirements could inhibit sales of our offerings or services and could limit adoption of our cloud-based solutions.
Competition - The IT industry is intensely competitive and evolving, and competitive pressures could adversely affect our pricing practices or demand for our offerings and services.
We operate in the intensely competitive IT industry, which is characterized by rapidly changing technology, evolving industry standards and models for consuming and delivering business and IT services, frequent new product introductions, and frequent price and cost reductions. In general, as a participant in the analytic data solutions market, we face:

•	Changes in customer IT spending preferences and other shifts in market demands, which drive changes in the Company's competition;

•	Continued pressure on price/performance for analytic data platform solutions due to constant technology improvements in processor capacity and speed;

•	Changes in pricing, marketing and product strategies, such as potential aggressive price discounting and the use of different pricing models by our competitors;

•	Rapid changes in computing technology and capabilities that challenge our ability to maintain differentiation at the lower range of business intelligence analytic functions;

•	New and emerging analytic technologies, competitors, and business models;

•	Continued emergence of open source software that often rivals current technology offerings at a much lower cost despite its limited functionality;

•	Rapid changes in product delivery models, such as on-premises solutions versus cloud solutions;

•	Changing competitive requirements and deliverables in developing and emerging markets; and

•	Continuing trend toward consolidation of companies, which could adversely affect our ability to compete, including if our key partners merge or partner with our competitors.
To compete successfully in this environment, we must rapidly and continually design, develop and market solutions and related offerings and services that are valued in the marketplace. To do this, we must react on a timely basis to shifts in market demands. Our market position depends on our ability to continually improve the delivery models and price/performance of our solutions, while maintaining efficient operations to sustain our competitive operating margins. We must also maintain the quality of our offerings and services throughout these shifts in market demand. If we are unable to react quickly when and as needed to improve the value of our product offerings our operating results could be negatively impacted.
Our competitors include certain larger companies, such as IBM, Oracle, SAP, Microsoft and Amazon, which are well-capitalized companies with widespread distribution, brand recognition and penetration of platforms and service offerings. The significant purchasing and market power of these larger competitors, which have greater financial resources than we do, could allow them to surpass our market penetration and marketing efforts to promote and sell their offerings and services. In addition, many other companies participate in specific areas of our business, such as enterprise applications, analytic platforms and business intelligence software. In some cases, we may partner with a company in one area of our business and compete with them in another. The status of our business relationships with these companies can influence our ability to compete for analytic data solutions opportunities in such areas. We also expect additional competition from both established and emerging companies. Failure to compete successfully with new or existing competitors in these and other areas could have a material adverse impact on our ability to generate additional revenues or sustain existing revenue levels.
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
As a technology company, our intellectual property portfolio is crucial to our continuing ability to be a leading analytic solutions provider. We strive to protect and enhance our proprietary intellectual property rights through patent, copyright, trademark and trade secret laws, as well as through technological safeguards. These efforts include protection of the offerings and application, diagnostic and other software we develop.
To the extent we are not successful our business could be materially adversely impacted. We may be unable to prevent third parties from using our technology without our authorization or independently developing technology that is similar to ours, particularly in those countries where the laws do not protect our proprietary rights as fully as in the United States (such as Iran, China and certain European Eastern Bloc countries who may use NSSAPC to advance their own industries). With respect to our pending patent applications, we may not be successful in securing patents for these claims, and our competitors may already have applied for patents that, once issued, will prevail over our patent rights or otherwise limit our ability to sell our offerings.
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
We have seen a trend towards aggressive enforcement of intellectual property rights as the functionality of offerings in our industry increasingly overlaps and the volume of issued software patents continues to grow. As a result, there is a risk that we could be subject to infringement claims which, regardless of their validity, could:

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
Our development, marketing and distribution strategies depend in part on our ability to form strategic alliances with third parties that have complementary offerings, software, services and skills. Our strategic partners include consultants and system integrators, software and technology providers, and indirect channel distributors in certain countries. These relationships create risks including our control of our partners changing their business focus, entering strategic alliances with other companies, being acquired by our competitors, failing to meet performance criteria or improperly using our confidential information. If we fail to maintain or expand our relationships with strategic partners, or if we are forced to seek alternative technology, or technology for new solutions, that may not be available on commercially reasonable terms our business may be adversely affected.

Third-party vendors provide important elements to our solutions; if we do not maintain our relationships with these vendors or if these vendors cease to be going concerns, interruptions in the supply of our offerings may result. There are some components of our solutions that we purchase from single sources due to price, quality, technology or other reasons. For example, we have relied on Flex as a key single source contract manufacturer for our hardware systems for the last several years. In addition, we buy silicon computer chips and microprocessors from Intel Corporation, and storage disk systems from NetApp, Inc. Some components supplied by third parties may be critical to our solutions, and several of our suppliers may terminate their agreements with us without cause with 180-days notice. If we were unable to purchase necessary services, parts, components or offerings from a particular vendor and had to find an alternative supplier, our shipments and deliveries could be delayed. Also, quality issues, a disruption in our supply chain or the need to find alternative suppliers could impact the costs and/or timing associated with procuring necessary offerings, components and services. In any case, our operations could be adversely impacted. Similarly, our suppliers’ offerings and services have certain dependencies with respect to their own supply chain networks, and supply issues among our suppliers’ suppliers may also adversely impact our business.
In addition, smaller suppliers have operating risks that could impact our business. These risks could create product time delays, inventory and invoicing problems, staging delays, and other operational difficulties. We could also be impacted by their inability to provide high-quality offerings or services that conform to required specifications or contractual arrangements, which could negatively impact our business and operating results.
Demand for the offerings and services we sell could decline if we fail to maintain positive brand perception and recognition.
We operate a portfolio of brands with a commitment to customer service and innovation. We believe that recognition and the reputation of our brands are key to our success. Operational factors such as, for example, failure to deliver high quality services, uncompetitive pricing, failure to meet delivery promises or business interruptions could damage our reputation.
External factors, such as negative public remarks or accusations, could also be damaging. Damage to the perception or reputation of our brands could result in, among other things, declines in customer loyalty, lower employee retention and productivity and vendor relationship issues, all of which could materially affect our revenue and profitability.
Changing Tax Rates - A change in our effective tax rate can have a significant adverse impact on our business.
A number of factors may adversely impact our future effective tax rates, such as the jurisdictions in which our profits are determined to be earned and taxed; the resolution of issues arising from tax audits with various tax authorities; changes in the valuation of our deferred tax assets and liabilities; adjustments to estimated taxes upon finalization of various tax returns; and changes in available tax credits, especially surrounding tax credits in the United States for our research and development activities. Tax authorities may disagree with certain positions we have taken and assess additional taxes. We regularly assess the likely outcomes of these audits to determine the appropriateness of our tax provision, however, there can be no assurance that we will accurately predict the outcomes of these audits, and the actual outcomes of these audits could have a material impact on our net income or financial condition.
Changes in United States or international tax laws or tax rulings could materially impact our effective tax rate. For example, on December 22, 2017 the United States government enacted comprehensive tax legislation in the Tax Cuts and Jobs Act (the “Tax Act”), which included broad and complex changes to the way multinational corporations are taxed in the United States. The legislation is highly complex and unclear in certain respects, and will require interpretations, technical clarifications and/or amendments by the IRS and state tax authorities, which could change the amounts recorded in prior periods and/or our projections of our forward-looking effective tax rate. In addition, unilateral or multi-jurisdictional actions by various countries and organizations such as the Organization for Economic Cooperation and Development, including an increase in tax audit activity in certain jurisdictions to address “base erosion and profit shifting” by multinational companies could also have an adverse impact on our tax liabilities. Although we cannot predict whether or in what form any proposed legislation may pass, if enacted, it could have a material adverse impact on our tax expense and cash flows.

Operating Result and Stock Price Fluctuations - Our financial results are subject to fluctuations caused by many factors that could result in our failing to achieve anticipated financial results and adversely affect our stock price.
Our quarterly and annual financial results have varied in the past and are likely to continue to vary in the future due to several factors, many of which are beyond our control. Our results have historically been subject to seasonal buying patterns and the timing of transactions in a particular quarter. For example, if transactions that we expect to close by the end of a quarter are not closed until a later date or shifts between perpetual and subscription, our revenue and/or net income for that quarter could be substantially below expectations, especially given the large size of our transactions. As our business is shifting to more subscription-based transactions, it is difficult to predict the pace at which we expect to move to a subscription-based model and we could still see a portion of our revenues recognized on a perpetual, upfront basis. These and any one or more of the factors listed below or other factors could cause us not to achieve our revenue or profitability expectations. The resulting failure to meet market expectations could cause a decrease in our stock price. These factors include, among other things, the risks discussed elsewhere in this section and the following:

•	The speed at which customers move to our subscription-based offerings;

•	Downturns in our customers’ businesses, in the domestic economy or in international economies where our customers do substantial business;

•	The size, timing and contractual terms of large orders for our offerings and services, which may impact our quarterly operating results (either positively or negatively);

•	The budgeting cycles of our customers and potential customers;

•	Changes in pricing policies resulting from competitive pressures, such as aggressive price discounting by our competitors, new pricing strategies, or other factors;

•	Changes in how customers prefer to purchase analytical solutions;

•	Changes in the mix of pre-tax earnings attributable to domestic versus international sales;

•	Unexpected needs for capital expenditures or other unanticipated expenses; and

•
Changes in certain assumptions, estimates and judgments of management (which are required in connection with the preparation of the Company’s financial statements) that could affect the reported amounts of assets, liabilities, revenues, costs, expenses and the related disclosure of contingent liabilities.

In addition, although changing with our movement to subscription-based transactions, fluctuations in seasonal buying patterns can result in lower revenue in the first quarter and higher revenue in the fourth quarter of each year, which also causes our working capital cash flow requirements to vary from quarter to quarter depending on the variability in the volume, timing and mix of product sales. Furthermore, revenue and deal volume in the third month of each quarter has historically been significantly higher than in the first and second months, which further impacts our ability to predict financial results accurately and enhances the enterprise risks inherent in our business. These and other factors make forecasting more difficult and may adversely affect our ability to predict financial results accurately.
All the above risk factors could negatively impact our revenue or earnings and cause our stock price to decline. Additionally, our results may fail to meet or exceed the expectations of securities analysts and investors, or such analysts may change their recommendation regarding our stock, which could cause our stock price to decline. Our stock price has been, and may continue to be, volatile, which may make it harder for our stockholders to sell their shares at a time or a price that is favorable to them.
United Kingdom Operations - Risks Relating to the Referendum of the United Kingdom’s Membership of the European Union
In June 2016, a majority of voters in the United Kingdom elected to withdraw from the European Union in a national referendum ("Brexit"). In March 2017, the United Kingdom formally notified the European Union of its intention to withdraw and withdrawal negotiations began in June 2017. The United Kingdom is currently scheduled to exit the European Union on March 29, 2019. The long-term nature of the United Kingdom’s relationship with the European Union is unclear and there is considerable uncertainty when and the extent to which any relationship will be agreed and implemented. The political and economic instability created by Brexit has caused and may continue to cause significant volatility in global financial markets and uncertainty regarding the regulation of data protection in the United Kingdom. Brexit could also have the effect of disrupting the free movement of goods, services, capital, data and people between the United Kingdom, the European Union, and elsewhere. The full effect of Brexit is uncertain and depends on any agreements the United Kingdom may make to retain access to European Union markets. The ongoing uncertainty could negatively impact our competitive position, supplier and customer relationships and financial performance.
Alliances and Acquisitions - Our ability to successfully complete and integrate acquisitions and effectively manage alliances may be an important element of future growth.
We are continually evaluating the most effective ways to extend Teradata’s core technology and expand our analytic platforms and solutions to address multiple market segments and solution offerings. From time to time, this includes acquisitions, equity investments or joint ventures. Our operating results may fluctuate because of acquisitions and related integration activities, as well as other strategic growth transactions, and there is a risk that our financial results may be adversely affected. Such transactions entail various risks, including risks associated with:

•	Assimilating and integrating different business operations, corporate cultures, personnel, infrastructure and technologies or offerings acquired or licensed;

•	Retaining key employees and maintaining relationships with employees, customers, clients or suppliers of the acquired companies;

•	Recurring revenue of the acquired company may decline or fail to be renewed;

•
The potential for unknown liabilities, as well as undetected internal control, compliance or quality issues within the acquired or combined business or additional costs not anticipated at the time of acquisition;

•	Disruptions of our ongoing business or inability to successfully incorporate acquired products, services or technologies into our solutions and maintain quality;

•	Failure to achieve the projected synergies after integration of acquired companies or a decline in value of the acquired business and related impairments;

•	Funding acquisition activities, whether through existing cash reserves, or through the use of debt, and the related impact on our liquidity and financial condition; and

•
Failure to realize all the economic benefits from these acquisitions, equity investments or joint ventures could result in an impairment of goodwill, intangible assets or other assets, which could result in a significant adverse impact to our results of operations.

Our strategic partnerships with Amazon and Microsoft for our IntelliCloud offerings on their AWS and Azure public clouds, require significant investments to ensure that our solutions are optimized in these cloud environments. If we are unsuccessful in meeting performance requirements or obtaining future returns on these investments, our financial results may be adversely impacted.
Indebtedness - Our indebtedness could adversely affect our financial condition and limit our financial flexibility.
The Company's indebtedness could:

•	Expose us to interest rate risk;

•	Increase our vulnerability to general adverse economic and industry conditions;

•	Limit our ability to obtain additional financing or refinancing at attractive rates;

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
As of December 31, 2018, Teradata operated 101 facilities in 41 countries consisting of approximately 1.5 million square feet throughout the world. Approximately 30% of this square footage is owned and the rest is leased. Within the total facility portfolio, Teradata operates 11 research and development facilities totaling approximately 500 thousand square feet, of which approximately 62% is owned. The remaining approximately 1 million square feet of space includes office, repair, warehouse and other miscellaneous sites, and is 13% owned and 87% leased. Teradata believes its facilities are suitable and more than adequate to meet its current needs. Teradata’s corporate headquarters is in San Diego, California.

Item 3.	LEGAL PROCEEDINGS

On June 19, 2018, the Company and certain of its subsidiaries filed a lawsuit in the U.S. District Court for the Northern District of California against SAP SE, SAP America, Inc., and SAP Labs, LLC (collectively, “SAP”). In the lawsuit, the Company alleges, among other things, that SAP misappropriated certain of the Company’s trade secrets within the Company’s enterprise data analytics and warehousing products and used them to help develop, improve and introduce a competing product. The Company further alleges that SAP has committed copyright infringement and employed anticompetitive practices using its substantial market position in the enterprise resource planning applications market to pressure the Company’s customers and prospective customers to use SAP’s competing product and reduce or eliminate customers' and prospective customers' use of the Company's offerings. The Company seeks an injunction barring SAP’s alleged conduct, monetary damages, and other available legal and equitable relief.

Item 4.	MINE SAFETY DISCLOSURES
N/A.

PART II

Item 5.	MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Teradata common stock trades on the New York Stock Exchange under the symbol “TDC.” There were approximately 33,336 registered holders of Teradata common stock as of February 7, 2019.
Teradata has not paid cash dividends and does not anticipate the payment of cash dividends to holders of Teradata common stock in the immediate future. The declaration of dividends in the future would be subject to the discretion of Teradata’s Board of Directors.
The information under the caption “Stock Ownership” and the caption “Current Equity Compensation Plan Information” in Part III Item 12 of this Annual Report on Form 10-K is also incorporated by reference in this section.
The following graph compares the relative performance of Teradata stock, the Standard & Poor’s ("S&P") 500 Stock Index and the S&P Information Technology Index. This graph covers the five-year period from December 31, 2013 to December 31, 2018. In each case, assumes a $100 investment on December 31, 2013, and reinvestment of all dividends, if any.

	As of December 31,
Company/Index	2013	2014	2015	2016	2017	2018
Teradata Corporation	$100	$96	$58	$60	$85	$84
S&P 500 Index	$100	$114	$115	$129	$157	$150
S&P Information Technology Index	$100	$120	$127	$145	$201	$201

Purchases of Equity Securities by the Issuer and Affiliated Purchases

For the year ended December 31, 2018, the Company executed purchases of approximately 7.9 million shares of its common stock at an average price per share of $37.89 under the two share repurchase programs that were authorized by our Board of Directors. The first program (the “dilution offset program”) allows the Company to repurchase Teradata common stock to the extent of cash received from the exercise of stock options and the Teradata Employee Stock Purchase Plan (“ESPP”) to offset dilution from shares issued pursuant to these plans. As of December 31, 2018, under the Company’s second share repurchase program (the “general share repurchase program”), the Company had $253 million of authorization remaining to repurchase outstanding shares of Teradata common stock. Share repurchases made by the Company are reported on a trade date basis.
In addition to the share repurchase programs, Section 16 officers occasionally transfer vested shares earned under restricted stock awards to the Company at the current market price to cover their withholding taxes. For the year ended December 31, 2018, the total of these purchases was 136,782 shares at an average price of $38.83 per share.
The following table provides information relating to the Company’s repurchase of common stock for the year ended December 31, 2018:

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Dilution Offset Program	Total Number of Shares Purchased as Part of Publicly Announced General Share Repurchase Program	Maximum Dollar Value that May Yet Be Purchased Under the Dilution Offset Program	Maximum Dollar Value that May Yet Be Purchased Under the General Share Repurchase Program
Period
First quarter total	2,052,137	$37.09	591,708	1,460,429	$8,696,662	$446,329,050
Second quarter total	2,066,681	$39.19	347,246	1,719,435	$4,521,075	$379,010,024
Third quarter total	1,236,802	$39.80	201,623	1,035,179	$2,975,837	$337,745,352
October 2018	278,967	$35.85	83,363	195,604	$1,398,408	$330,722,751
November 2018	1,463,856	$36.40	68,328	1,395,528	$2,133,180	$280,002,689
December 2018	817,922	$37.06	77,140	740,782	$1,723,051	$252,570,116
Fourth quarter total	2,560,745	$36.55	228,831	2,331,914	$1,723,051	$252,570,116
2018 Full year total	7,916,365	$37.89	1,369,408	6,546,957	$1,723,051	$252,570,116

Item 6.	SELECTED FINANCIAL DATA

	For the Years Ended December 31
In millions, except per share and employee amounts	2018	2017 (1)	2016 (2)	2015(3)	2014
Revenue (4)	$2,164	$2,156	$2,322	$2,530	$2,732
Income (loss) from operations	$43	$68	$235	$(189)	$508
Other (expense) income, net	$(16)	$(10)	$(14)	$45	$(14)
Income tax (benefit) expense	$(3)	$125	$96	$70	$127
Net income (loss)	$30	$(67)	$125	$(214)	$367
Net income (loss) per common share
Basic	$0.25	$(0.53)	$0.96	$(1.53)	$2.36
Diluted	$0.25	$(0.53)	$0.95	$(1.53)	$2.33
	At December 31
	2018	2017	2016	2015	2014
Total assets	$2,360	$2,556	$2,413	$2,527	$3,132
Debt and capital leases, including current portion	$547	$780	$570	$780	$468
Total stockholders’ equity	$495	$668	$971	$849	$1,707
Number of employees	10,152	10,615	10,093	11,300	11,500

1.	Includes $126 million tax impact related to the Tax Cuts and Job Act of 2017

2.	Includes $76 million ($70 million after-tax) for impairment of goodwill and acquired intangibles

3.	Includes $478 million ($457 million after-tax) for impairment of goodwill and acquired intangibles

4.	Periods prior to 2018 have not been adjusted under the modified retrospective adoption method of Topic 606.

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS ("MD&A")
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
OVERVIEW
Teradata Corporation ("we," "us," "Teradata," or the "Company") is a leading hybrid cloud analytics software provider focusing on delivering pervasive data intelligence to our customers, which we define as the ability to leverage 100% of a company’s data to uncover real-time intelligence, at scale. We help customers integrate and simplify their analytics ecosystem, access and manage data, and use analytics to extract answers and derive business value from data. Our solutions and services comprise software, hardware, and related business consulting and support services to deliver analytics across a company’s entire analytical ecosystem.
Teradata’s strategy is based on our mission of transforming how businesses work and people live through the power of data. Our target market is what we call "megadata" companies - those companies that we believe are the world's most demanding, large-scale, users of data. These megadata companies face significant challenges including siloed data and conflicting and duplicative solutions that typically results in considerable expense to maintain and to manage the complexity. Our strategy is to provide a differentiated set of offerings to the megadata target market through a portfolio of integrated data and analytic solutions. Teradata Vantage is a highly-scalable, secure, highly-

concurrent, and resilient analytics platform that addresses the challenges that megadata companies face by offering full integration of their datasets, tools, analytics languages, functions, and engines in one analytical platform, which enables them to reduce complexity, risk, and costs. Teradata Vantage embraces leading commercial and open source technologies including our market-leading integrated data warehouse engine, and it is available on-premises or in the cloud. All subscription-based Teradata software licenses enable portability of the software license between cloud and on-premises deployment options, which can reduce risk associated with customers’ buying decisions. Customer buying behavior continues to shift from predominantly capital-intensive purchases to these subscription-based purchasing options.
In the near term, the movement to subscription-based transactions is negatively impacting the timing of our reported revenue and our cash flows because revenue and cash related to subscription-based transactions are recognized and received over time versus upfront as was the case with the capital purchase model. However, the transition to a subscription-based model is expected to increase our recurring revenue, which should create more predictable operating results and cash flow generation. Near term impacts, however, can fluctuate based on the pace of customer adoption, which can be difficult to predict. In the longer term, we expect our reported operating results and cash flow to normalize and increase as more customers transition to these new purchasing and deployment options.
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
Teradata has introduced additional financial and performance metrics to allow for greater transparency regarding the progress we are making toward achieving our strategic objectives. These metrics include the following:

•
Annual Recurring Revenue ("ARR") - is the annual contract value for all active and contractually binding term-based contracts at the end of a period. It includes maintenance, software upgrade rights, subscription-based transactions and managed services.

•	Bookings Mix - subscription bookings divided by the sum of subscription bookings plus perpetual bookings.
2018 FINANCIAL OVERVIEW
As more fully discussed in later sections of this MD&A, the following are the financial highlights for 2018:

•
Revenue of $2,164 million increased by $8 million in 2018 as compared to 2017, with a 10% increase in recurring revenue as the Company's business shifts to subscription-based transactions, partially offset by a 21% decrease in perpetual software licenses and hardware revenue and a 2% decrease in consulting services revenue.

•
Gross margin was 47.4% in 2018, flat as compared to 2017, primarily due to improved consulting services margins resulting from operational improvements offset by revenue mix shift as the company transitions to subscription-based transactions, which has a short-term impact on the overall gross margin rate.

•
Operating expenses in 2018 increased by 3% as compared to 2017, primarily due to the investments that we made in 2018 related to our strategic initiatives including increasing sales and sales support headcount and investments in managed and public cloud and our new Vantage platform. Teradata also transitioned its corporate headquarters to San Diego, California from Dayton, Ohio, which increased operating expenses.

•	Operating income was $43 million in 2018, down from $68 million in 2017, primarily due to higher operating expenses.

•
Net income was $30 million in 2018 versus a net loss of $(67) million in 2017. Net income per share was $0.25 in 2018 compared to net loss per share of $(0.53) in 2017. The net loss for 2017 included a $126 million tax charge due to the enactment of The Tax Cuts and Jobs Act of 2017.

RESULTS FROM OPERATIONS FOR THE YEARS ENDED DECEMBER 31, 2018, 2017 AND 2016
Revenue

		% of		% of		% of
In millions	2018	Revenue	2017	Revenue	2016	Revenue
Recurring	$1,254	57.9%	$1,145	53.1%	$1,135	48.9%
Perpetual software license and hardware	340	15.7%	429	19.9%	600	25.8%
Consulting services	570	26.3%	582	27.0%	587	25.3%
Total revenue	$2,164	100%	$2,156	100%	$2,322	100%
2018 compared to 2017 - Total revenue was up $8 million in 2018. Recurring revenue grew 10%, driven by our movement to subscription-based transactions from perpetual software licenses and hardware transactions, which is consistent with our strategy. Under subscription models, we recognize revenue over time as opposed to the upfront recognition under the perpetual model. We expect to continue to have a significant percent of bookings be subscription-based, consistent with our overall strategy and to continue to grow recurring revenue and ARR year-over-year.

Revenues from perpetual software licenses and hardware decreased 21%, including a 1% favorable impact from foreign currency fluctuations. We expect perpetual revenues to continue to decline as customers switch to our subscription-based offerings. However, some customers continue to purchase on a perpetual basis. Perpetual revenue is primarily hardware-related, as software is generally being sold on subscription. We expect that perpetual revenue will continue to decline in 2019 and will continue to be predominantly hardware-related.

Consulting services revenue decreased 2% as we are shifting our strategy relating to our consulting business to focus on megadata companies and, within that target market, to prioritize higher value, higher margin, business-related consulting, which is intended to increase consumption of Vantage, our software-based analytics platform.
We expect consulting revenue to continue to decline as the Company implements this strategic change and focus.

As a portion of the Company’s operations and revenue occur outside the United States, and in currencies other than the U.S. dollar, the Company is exposed to fluctuations in foreign currency exchange rates. Based on currency rates as of January 31, 2019, Teradata is expecting one percentage point negative impact from currency translation on our 2019 full year projected revenue growth rate.
Included below are financial and performance growth metrics for 2018:

•
At the end of 2018, ARR was $1.308 billion, a 10% increase from $1.184 billion at the end of 2017. The growth in ARR in 2018 was unfavorably impacted by 2% from foreign currency fluctuations. Beginning in 2018, recurring revenue and ARR now includes recurring revenue from our managed services business. The prior-period amounts have been updated to reflect the current period presentation.

•	79% of our bookings mix in 2018 were subscription-based and we expect a substantial majority of our total bookings mix in 2019 to continue to be subscription-based.
2017 compared to 2016 - Total revenue decreased 7%, primarily due to the sale of the marketing applications business in 2016, which generated $69 million in revenue in 2016, and due to customers increasingly opting for subscription-based transactions over perpetual, which is consistent with our strategy and impacts our prior period revenue comparisons as some revenue that we would normally have recognized in 2017 was spread over future periods.
Recurring revenue increased 1%, due to the shift to subscription-based transactions offset by a reduction in recurring revenue from the sale of the marketing applications business, which generated $64 million in recurring revenue in 2016. Revenues from perpetual software licenses and hardware decreased 29% due to customers increasingly opting for our subscription-based purchasing options. Consulting services revenue decreased 1%.

Gross Profit
The Company often uses specific terms/definitions to describe variances in gross profit. The terms and definitions most often used are as follows:

•
Revenue Mix - The proportion of recurring, consulting, and perpetual software licenses and hardware that generates the total revenue of the Company. Changes in revenue mix can have an impact on gross profit even if total revenue remains unchanged.

•
Recurring Revenue Mix - The proportion of various recurring revenue offerings that comprise the total of recurring revenue. For example, a higher mix of subscriptions including hardware rental would have a negative impact on total recurring gross profit.

•
Deal Mix - Refers to the type of transactions closed within the period that generate the total perpetual software license and hardware revenue. For example, a higher mix of hardware versus software or the mix of Teradata versus third-party products.

Gross profit for the following years ended December 31 was as follows:

		% of		% of		% of
In millions	2018	Revenue	2017	Revenue	2016	Revenue
Gross profit
Recurring	$880	70.2%	$841	73.4%	$864	76.1%
Perpetual software licenses and hardware	118	34.7%	170	39.6%	282	47.0%
Consulting Services	28	4.9%	13	2.2%	43	7.3%
Total gross profit	$1,026	47.4%	$1,024	47.5%	$1,189	51.2%
2018 compared to 2017 - The decrease in recurring revenue gross profit as a percent of revenue was driven by a higher mix of subscription-based revenue as compared to the prior-year period. Subscription-based transactions are typically lower margin as compared to the recurring revenue from legacy maintenance and software upgrade rights.

The decrease in perpetual software licenses and hardware gross profit as a percent of revenue was driven by a higher mix of hardware revenue as some customers continue to purchase their hardware upfront while buying the software on a subscription basis, which is recorded in recurring revenue.

Consulting services gross profit as a percentage of revenue improved as compared to the prior-year period as the Company continues to focus on making operational improvements within its consulting business.
2017 compared to 2016 - The decrease in recurring revenue gross profit as a percent of revenue was driven by a higher mix of subscription-based revenue in 2017 including hardware as compared to 2016 when recurring revenue was primarily legacy maintenance and software upgrade rights and term licenses for software from the marketing applications business.
The decrease in perpetual software licenses and hardware gross profit as a percent of revenue was driven by deal mix and higher capitalized software amortization in 2017 as compared to 2016.
Consulting service gross profit as a percentage of revenue decreased as compared to the prior year largely due to investments we made in our consulting organization, particularly headcount, to facilitate our new strategy.

Operating Expenses

		% of		% of		% of
In millions	2018	Revenue	2017	Revenue	2016	Revenue
Operating expenses
Selling, general and administrative expenses	$666	30.8%	$651	30.2%	$662	28.5%
Research and development expenses	317	14.6%	305	14.1%	212	9.1%
Impairment of goodwill, acquired intangibles and other assets	—	—%	—	—%	80	3.4%
Total operating expenses	$983	45.4%	$956	44.3%	$954	41.1%
2018 compared to 2017 - Selling, general and administrative ("SG&A") expense increased by $15 million or 2%. The increase was driven by investments that we are making in 2018 related to our strategic initiatives including transitioning our corporate headquarters to San Diego, California from the prior location in Dayton, Ohio, as well as increased sales and sales support headcount.
Research and development ("R&D") expenses increased $12 million or 4% due to strategic investments in the new Teradata Vantage analytics platform, our cloud offerings, as well as increased variable expense related to the annual incentive plan.
2017 compared to 2016 - SG&A expense decreased by $11 million or 2%. The decrease was driven by the exiting of the marketing applications business. This was partially offset by an increase in marketing spend and regional selling expense due to investments in demand creation, primarily in the Americas region.
R&D expenses increased $93 million or 44% due to the Company no longer capitalizing certain software development costs resulting from the transition to agile development methodologies. The Company did not capitalize any R&D costs in 2017 compared to $59 million in 2016. These development costs are now expensed as incurred as R&D expense. The increase in R&D expense was also due to new strategic initiatives relating to our cloud offerings.
In 2016, the Company recognized an impairment of goodwill of $57 million and acquired intangibles of $19 million to adjust the marketing applications business, which was sold on July 1, 2016, to its fair value less cost to sell. In addition, the Company recorded a $4 million impairment charge related to the sale of its corporate airplane.
Other Expense, net

In millions	2018	2017	2016
Gain on securities	$—	$—	$2
Interest income	14	11	6
Interest expense	(22)	(15)	(12)
Other	(8)	(6)	(10)
Total Other Expense, net	$(16)	$(10)	$(14)
In 2018, other expense, net is comprised primarily of interest expense on long-term debt, partially offset by interest income earned on our cash and cash equivalents. Interest income and interest expense increased due to increases in interest rates.
In 2017, the increase in interest expense and interest income compared to 2016 was due to an increase in interest rates. Interest expense also increased due to the use of our revolving credit facility.

Income Taxes
The effective income tax rate for the following years ended December 31 was as follows:

	2018	2017	2016
Effective Tax Rate	(11.1)%	215.5%	43.4%
The 2018 and 2017 effective tax rates were impacted by the passage of the Tax Cuts and Jobs Act of 2017 (the “Tax Act”), which was signed into law on December 22, 2017, making significant changes to the United States Internal Revenue Code. Changes include, but are not limited to, a corporate tax rate decrease from 35% to 21% effective for tax years beginning after December 31, 2017, the transition of U.S international taxation from a worldwide tax system to a modified territorial tax system, and a one-time transition tax on the mandatory deemed repatriation of cumulative foreign earnings as of December 31, 2017. On December 22, 2017, Staff Accounting Bulletin No. 118 ("SAB 118") was issued to address the application of U.S. generally accepted accounting principles ("GAAP") in situations when a registrant does not have the necessary information available, prepared, or analyzed (including computations) in reasonable detail to complete the accounting for certain income tax effects of the Tax Act.
For the year ended December 31, 2018, the Company recorded $6 million of tax benefit in accordance with SAB 118 as an adjustment to the provisional estimates resulting from additional regulatory guidance available as of the date of this filing and changes in interpretations and assumptions the Company initially made because of the Tax Act. This resulted in an overall income tax benefit for the period.
The 2017 effective tax rate was impacted by a net $126 million of additional provisional income tax expense recorded in the fourth quarter of 2017 related to the Tax Act. The provisional amount related to the one-time transition tax expense of $145 million on the mandatory deemed repatriation of cumulative foreign earnings of $1.3 billion, which the Company will pay over an 8-year period through 2025. The Company also recorded a provisional benefit of $19 million, a majority of which related to the re-measurement of certain deferred tax assets and liabilities based on the rates at which they are expected to reverse in the future.
The 2016 effective tax rate was impacted by the $57 million of goodwill impairment charge recorded in the first quarter of 2016, all of which was treated as a permanent non-deductible tax item. In addition, a discrete tax charge of $22 million was recorded in the third quarter of 2016 for the tax impact on the sale of the marketing applications business, which occurred on July 1, 2016. In the fourth quarter of 2016, the Company recorded $8 million of tax expense associated with the issuance of new United States Treasury Regulations under Internal Revenue Code Section 987 on December 7, 2016, which clarified how companies calculate foreign currency translation gains and losses for income tax purposes for branches whose accounting records are kept in a currency other than the currency of the Company. Also, in the fourth quarter of 2016, the Company elected to early adopt Accounting Standards Update 2016-09, Improvements to Employee Share-Based Payment Accounting. As a result, the Company incurred a $5 million discrete tax expense associated with the net shortfall arising from 2016 equity compensation vesting and exercises.
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
The following table presents revenue and operating performance by segment for the years ended December 31:

		% of		% of		% of
In millions	2018	Revenue	2017	Revenue	2016	Revenue
Segment revenue
Americas	$1,126	52.0%	$1,195	55.4%	$1,334	57.4%
International	1,038	48.0%	961	44.6%	919	39.6%
Total Data and Analytics	2,164	100.0%	2,156	100.0%	2,253	97.0%
Marketing Applications	—	—%	—	—%	69	3.0%
Total segment revenue	$2,164	100%	$2,156	100%	$2,322	100%
Segment gross profit
Americas	$621	55.2%	$675	56.5%	$797	59.7%
International	474	45.7%	437	45.5%	445	48.4%
Total Data and Analytics	1,095	50.6%	1,112	51.6%	1,242	55.1%
Marketing Applications	—	—%	—	—%	34	49.3%
Total segment gross profit	$1,095	50.6%	$1,112	51.6%	$1,276	55.0%
Americas:
2018 compared to 2017 - Revenue decreased 6%. An increase in recurring revenue of 8% was offset by a decrease in perpetual software licenses and hardware. Both were driven by the shift to subscription-based transactions. Segment gross profit as a percentage of revenues was lower primarily due to lower perpetual revenue margin from a higher perpetual revenue mix of hardware as some customers continued to purchase hardware upfront while buying software on a subscription basis.
2017 compared to 2016 - Revenue decreased 11%. The revenue decline was driven by our customers' movement to subscription-based contract options, which results in revenue being recognized over time instead of upfront. Americas had a higher percent of subscription-based transactions in 2017 than International. Segment gross profit as a percentage of revenues was lower, driven by lower perpetual revenue margin from a higher perpetual revenue mix of hardware versus software revenue due to customers moving to subscription-based options. Consulting margins were also lower and impacted by investments that we made in our consulting business to drive increased consumption of Teradata's offerings.
International:
2018 compared to 2017 - Revenue increased by 8%, which included a 1% favorable impact from foreign currency fluctuations. The increase was driven by both recurring revenue as well as perpetual software and hardware. The increase in recurring revenue is consistent with our strategy to shift to subscriptions. Segment gross profit as a percentage of revenues was higher primarily due to growth in higher margin recurring revenue and an increase in consulting services gross margin as the Company continues to focus on making operational improvements in its consulting business.
2017 compared to 2016 - Revenue increased 5%. The revenue increase was driven by improved perpetual revenues in Europe, Middle East and Africa ("EMEA") as well as the Asia Pacific and Japan ("Asia Pacific") regions. Segment gross profit as a percentage of revenues was down in 2017 driven by lower consulting margins from investments that we made in our consulting business to drive increased consumption of Teradata's offerings.
Marketing Applications: The marketing applications business was sold on July 1, 2016.
Change in segment reporting: Effective January 1, 2019, the Company implemented an organizational change to its operating segments and will report future results under three separate segments: (1) the Americas region, (2) the EMEA region, and (3) the Asia Pacific region, to align with the way the Company's management operates and reviews the results of these businesses.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES
Teradata ended 2018 with $715 million in cash and cash equivalents, a $374 million decrease from the December 31, 2017 balance, after using approximately $300 million for repurchases of Company common stock during the year. Cash provided by operating activities increased by $40 million to $364 million in 2018. The increase in cash provided by operating activities was primarily due to differences in timing of various components of working capital.
Teradata’s management uses a non-GAAP measure called “free cash flow,” which is not a measure defined under GAAP. We define free cash flow as net cash provided by operating activities less capital expenditures for property and equipment and additions to capitalized software. Free cash flow is one measure of assessing the financial performance of the Company, and this may differ from the definition used by other companies. The components that are used to calculate free cash flow are GAAP measures taken directly from the Consolidated Statements of Cash Flows. We believe that free cash flow information is useful for investors because it relates the operating cash flow of the Company to the capital that is spent to continue and improve business operations. In particular, free cash flow indicates the amount of cash available after capital expenditures for, among other things, investments in the Company’s existing businesses, strategic acquisitions and repurchase of Teradata common stock. Free cash flow does not represent the residual cash flow available for discretionary expenditures since there may be other non-discretionary expenditures that are not deducted from the measure. This non-GAAP measure should not be considered a substitute for, or superior to, cash flows from operating activities under GAAP.
The table below shows net cash provided by operating activities and capital expenditures for the following periods:

In millions	2018	2017	2016
Net cash provided by operating activities	$364	$324	$446
Less:
Expenditures for property and equipment	(153)	(78)	(53)
Additions to capitalized software	(7)	(9)	(65)
Free cash flow	$204	$237	$328
Financing activities and certain other investing activities are not included in our calculation of free cash flow. Other investing activities for 2018 include release of a hold-back payment from a previous year's acquisition. In 2017 and 2016, these other investing activities primarily consisted of immaterial complementary business acquisitions and equity investment activities that were closed during these years along with the sale of the marketing applications business on July 1, 2016.
Teradata’s financing activities for the years ended December 31, 2018 primarily consisted of cash outflows of $300 million for share repurchases, repayments of credit facility borrowings of $240 million, repayment of existing term loan of $40 million, $5 million of payments on capital leases, and $31 million from other financing activities.
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
The Company purchased 7.9 million shares of its common stock at an average price per share of $37.89 in 2018, 11.5 million shares of its common stock at an average price per share of $30.59 in 2017 and 3.4 million shares at an average price per share of $24.25 in 2016.
Share repurchases were made under two share repurchase programs initially authorized by our Board of Directors in 2008. The first of these programs (the “dilution offset program”) authorizes the Company to repurchase Teradata common stock to the extent of cash received from the exercise of stock options and the Teradata Employee Stock Purchase Plan (“ESPP”) to offset dilution from shares issued pursuant to these plans. As of December 31, 2018, under the Company’s second share repurchase program (the “general share repurchase program”), the Company had approximately $253 million of authorization remaining to repurchase outstanding shares of Teradata common stock. Share repurchases made by the Company are reported on a trade date basis.
Proceeds from the ESPP and the exercise of stock options, net of tax paid for shares withheld upon equity award settlement, were $33 million in 2018, $32 million in 2017 and $31 million in 2016. These proceeds are included in other financing activities, net in the Consolidated Statements of Cash Flows.
Our total cash and cash equivalents held outside the United States in various foreign subsidiaries was $364 million as of December 31, 2018 and $1,044 million as of December 31, 2017. The remaining balance held in the United States was $351 million as of December 31, 2018 and $45 million as of December 31, 2017. Prior to the enactment of the Tax Act, the Company either reinvested or intended to reinvest its earnings outside of the United States. Because of the Tax Act, the Company has changed its indefinite reinvestment assertion related to foreign earnings that have been taxed in the United States and now considers a majority of these earnings no longer indefinitely reinvested. In 2018, the Company repatriated $800 million of its offshore cash and utilized $280 million to pay down its credit facilities, used $300 million for share repurchases that occurred during the period, and the remainder for general corporate purposes. Effective January 1, 2018, the United States has moved to a modified territorial system of international taxation, and as such will not subject future foreign earnings to United States taxation upon repatriation in future years.
On June 11, 2018, Teradata replaced its existing five-year, $400 million revolving credit facility with a new $400 million revolving credit facility (the “Credit Facility”). The Credit Facility ends on June 11, 2023 at which point any remaining outstanding borrowings would be due for repayment unless extended by agreement of the parties for up to two additional one-year periods. In addition, under the terms of the Revolving Credit Agreement, Teradata from time to time and subject to certain conditions may increase the lending commitments under the Revolving Credit Agreement in an aggregate principal amount up to an additional $200 million to the extent that existing or new lenders agree to provide such additional commitments. The outstanding principal amount of the Revolving Credit Agreement bears interest at a floating rate based upon, at Teradata’s option, a negotiated base rate or a Eurodollar rate plus, in each case, a margin based on Teradata’s leverage ratio. In the near term, Teradata would anticipate choosing a floating rate based on London Interbank Offered Rate (“LIBOR”). The Credit Facility is unsecured but is guaranteed by certain of Teradata’s material domestic subsidiaries and contains certain representations and warranties, conditions, affirmative, negative and financial covenants, and events of default customary for such facilities. As of December 31, 2018, the Company had no borrowings outstanding under the Credit Facility, leaving $400 million in additional borrowing capacity available under the Credit Facility. The Company was in compliance with all covenants under the Credit Facility as of December 31, 2018. Unamortized deferred costs on the original credit facility and new lender fees of approximately $1 million were being amortized over the five-year term of the credit facility. The Company was in compliance with all covenants as of December 31, 2018.
Also, on June 11, 2018, Teradata closed on a new senior unsecured $500 million five-year term loan, the proceeds of which, plus additional cash-on-hand, were used to pay off the remaining $525 million of principal on its existing term loan. The $500 million term loan is payable in quarterly installments, which will commence on June 30, 2019, with 1.25% of the initial principal amount due on each of the first eight payment dates; 2.50% of the initial principal amount due on each of the next four payment dates; 5.0% of the initial principal amount due on each of the next three payment dates; and all remaining principal due on June 11, 2023. The outstanding principal amount under the term loan agreement bears interest at a floating rate based upon a negotiated base rate or a Eurodollar rate plus a margin based on the leverage ratio of the Company. As of December 31, 2018, the term loan principal outstanding was $500 million. The Company was in compliance with all covenants under the term loan as of December 31, 2018. Unamortized deferred issuance costs of approximately $2 million were being amortized over the five-year term of the loan. The Company was in compliance with all covenants as of December 31, 2018.
In addition, in June 2018, Teradata executed a five-year interest rate swap with a $500 million initial notional amount to hedge the floating rate interest on the above-described term loan. The notional amount of the hedge will step-down according to the amortization schedule of the term loan. Because of the swap, Teradata’s fixed rate on the term loan equals 2.86% plus the applicable leverage-based margin as defined in the Term Loan agreement. As of December 31, 2018, the all-in fixed rate was 4.36%.

During 2018, the Company entered into capital leases to finance certain of its equipment purchases. Assets acquired by capital leases during 2018 were $52 million. The lease term for all capital leases entered into during the year was 3 years and the average interest rate was 5.01%. The lease obligation as of December 31, 2018 was approximately $47 million.
Management believes current cash, cash flows from operations and the $400 million available under the Credit Facility will be sufficient to satisfy future working capital requirements, research and development activities, capital expenditures, pension contributions, severance benefits and other financing requirements for at least the next twelve months. The Company principally holds its cash and cash equivalents in bank deposits and highly-rated money market funds.
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
Contractual and Other Commercial Commitments. In the normal course of business, we enter into various contractual obligations that impact, or could impact, our liquidity. The following table and discussion outline our material obligations at December 31, 2018, with projected cash payments in the periods shown:

	Total		2020-	2022-	2024 and
In millions	Amounts	2019	2021	2023	Thereafter
Principal payments on long-term debt	$500	$19	$69	$412	$—
Interest payments on long-term debt	79	20	37	22	—
Principal payments on capital leases	47	17	30	—	—
Interest payments on capital leases	3	2	1	—	—
Transition tax	105	3	19	28	55
Lease obligations	75	24	32	17	2
Purchase obligations	33	19	11	3	—
Total debt, lease and purchase obligations	$842	$104	$199	$482	$57
Our principal payments on long-term debt represent the expected cash payments on our $500 million term loan and do not include any fair value adjustments or discounts and premiums. Our interest payments on long-term debt represent the estimated cash interest payments based on the prevailing interest rate as of December 31, 2018. Our principal payments on capital leases represent the expected cash payment on our capital leases obligation, which is $47 million as of December 31, 2018. Our interest payments on capital leases represent the estimated cash interest payments based on the interest rates per capital lease agreements as of December 31, 2018. Transition tax is the remaining payable balance as of December 31, 2018 of the one-time tax on accumulated foreign earnings resulting from the Tax Act. The payments associated with this deemed repatriation will be paid over seven years ending in 2025. Our lease obligations in the above table includes Company facilities in various domestic and international locations. Purchase obligations are committed purchase orders and other contractual commitments for goods and services and include non-cancelable contractual payments for fixed or minimum amounts to be purchased in relation to service agreements with various vendors for ongoing telecommunications, information technology, hosting and other services.
Additionally, the Company has $34 million in total uncertain tax positions recorded on its balance sheet as of December 31, 2018, of which $17 million is recorded in non-current liabilities and $17 million is reflected as an offset to deferred tax assets related to certain tax attribute carryforwards. These items are not included in the table of obligations shown above. The settlement period for the non-current income tax liabilities cannot be reasonably estimated as the timing and the amount of the payments, if any, will depend on possible future tax examinations with the various tax authorities. However, it is not expected that any payments will be due within the next 12 months.
We also have product warranties and guarantees to third parties, as well as postemployment and international pension obligations that may affect future cash flow. These items are not included in the table of obligations shown above. The Company is also potentially subject to concentration of supplier risk. Our hardware components are assembled exclusively by Flex Ltd. (“Flex”). Flex procures a wide variety of components used in the manufacturing process on our behalf. Although many of these components are available from multiple sources, Teradata utilizes preferred supplier relationships to better ensure more consistent quality, cost, and delivery. Typically, these preferred suppliers maintain alternative processes and/or facilities to ensure continuity of supply. Given the Company’s strategy to outsource its manufacturing activities to Flex and to source certain components from single suppliers, a disruption in production at Flex or at a supplier could impact the timing of customer shipments and/or Teradata’s operating results. In addition, a significant change in the forecasts to any of these preferred suppliers could result in purchase obligations or components that may be in excess of demand. Product warranties and third-party guarantees are described in detail in “Note 10—Commitments and Contingencies” in the Notes to Consolidated Financial Statements. Postemployment and pension obligations are described in detail in “Note 8—Employee Benefit Plans” in the Notes to Consolidated Financial Statements.
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
Revenue recognition for complex contractual arrangements requires judgment, including a review of specific contracts, past experience, creditworthiness of customers, international laws and other factors. Specifically, complex arrangements with nonstandard terms and conditions may require significant contract interpretation to determine the appropriate accounting. We must also apply judgment in determining all performance obligations in the contract and in determining the standalone selling price of each performance obligation, considering the price charged for each product when sold on a standalone basis and applicable renewal rates for services and subscriptions. Changes in judgments about these factors could impact the timing and amount of revenue recognized between periods.
The Company reviews the standalone selling price on a periodic basis and updates it, when appropriate, to ensure that the practices employed reflect the Company’s recent pricing experience. The Company maintains internal controls over the establishment and updates of these estimates, which includes review and approval by the Company’s management. For the year ended December 31, 2018 there was no material impact to revenue resulting from changes in the standalone selling price, nor does the Company expect a material impact from such changes in the near term.
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
In 2016, the Company began moving towards more frequent releases of its offerings, which significantly shortens the opportunity to capitalize software development costs. Our research and development efforts have become more driven by market requirements and rapidly changing customers' needs. In addition, the Company started applying agile development methodologies to help respond to new technologies and trends. Agile development methodologies are characterized by a more dynamic development process with more frequent and iterative revisions to a product releases' features and functions as the software is being developed. Because of the shorter development cycle and focus on rapid production associated with agile development, the Company did not capitalize any external use software development costs in 2018 and 2017 due to the relatively short duration between the completion of the working model and the point at which a product was ready for general release. Prior capitalized costs will continue to be amortized under the greater of revenue-based or straight-line method over the estimated useful life.
Income Taxes
In accounting for income taxes, we recognize deferred tax assets and liabilities based on the differences between the financial statement carrying amounts and the tax basis of assets and liabilities. The deferred tax assets and liabilities are determined based on the enacted tax rates expected to apply in the periods in which the deferred tax assets or liabilities are expected to be settled or realized. The Company has made a new accounting policy election in 2018 related to the Tax Act to provide for the tax expense related to global intangible low-taxed income (“GILTI”) in the year the tax is incurred.
Prior to the enactment of the Tax Act in December 2017, the Company had not provided for taxes on the undistributed earnings of its foreign subsidiaries as the Company either reinvested or intended to reinvest those earnings outside of the United States. Because of the Tax Act, the Company has changed its indefinite reinvestment assertion related to foreign earnings that have been taxed in the United States and now considers a majority of these earnings no longer indefinitely reinvested. The Company has recorded $1 million of deferred foreign and state tax expense with respect to certain earnings that are not considered permanently reinvested. Deferred taxes have not been provided on earnings considered indefinitely reinvested as it is not expected that distribution of these earnings would give rise to material income tax liabilities.
We account for uncertainty in income taxes by prescribing thresholds and attributes for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. We may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. We record any interest and/or penalties related to uncertain tax positions in the income tax expense line on our Consolidated Statements of Income. As of December 31, 2018, the Company has a total of $34 million of unrecognized tax benefits, of which

$17 million is included in the other liabilities section of the Company’s consolidated balance sheet as a non-current liability. The remaining balance of $17 million of uncertain tax positions relates to certain tax attributes generated by the Company which are netted against the underlying deferred tax assets recorded on the balance sheet.
We regularly review our deferred tax assets for recoverability and establish a valuation allowance if it is more likely than not that some portion or all of a deferred tax asset will not be realized. We have recorded $39 million in 2018 and $32 million in 2017 for valuation allowances, a majority of which offset our California R&D tax credit carryfoward, as the Company expects to continue to generate excess California R&D tax credits into the foreseeable future.
Stock-based Compensation
We measure compensation cost for stock awards at fair value and recognize compensation expense over the service period. We utilize pricing models, including the Black-Scholes option pricing model and Monte Carlo simulation model, to estimate the fair value of stock-based compensation at the date of grant. These valuation models require the input of subjective assumptions, including expected volatility and expected term. In addition, we issue performance-based awards that vest only if specific performance conditions are satisfied. The number of shares that will be earned can vary based on actual performance. No shares will vest if the threshold objectives are not met. In the event the objectives are exceeded, additional shares will vest up to a maximum payout. The cost of these awards is expensed over the performance period based upon management’s estimate and analysis of the probability of meeting the performance criteria. Because the actual number of shares to be awarded is not known until the end of the performance period, the actual compensation expense related to these awards could differ from our current expectations. Since the adoption of the FASB Accounting Standards Update - Improvements to Employee Share-Based Payment Accounting, effective January 1, 2016, we account for forfeitures as they occur instead of estimating forfeitures at the time of grant and revising those estimates in subsequent periods if actual forfeitures differ from our estimates.
Goodwill and Acquired Intangible Assets
The Company reviews goodwill for impairment annually and whenever events or changes in circumstances indicate the carrying value of goodwill may not be recoverable. The Company tests goodwill by first performing a qualitative analysis to determine if it is more likely than not that the fair value of the reporting unit is below its carrying value. Qualitative factors may include, but are not limited to, economic, market and industry conditions, and overall financial performance of the reporting unit. If the Company determines that it is more likely than not that the fair value of the reporting unit is below its carrying value after assessing these qualitative factors, then the guidance on goodwill impairment requires the company to perform a quantitative impairment test. In this test, the Company compares the fair value of each reporting unit to its carrying value. The Company typically determines the fair value of its reporting units using a weighting of fair values derived from the income and market approaches. Under the income approach, the Company calculates the fair value of a reporting unit based on the present value of estimated future cash flows. The market approach estimates fair value based on market multiples of revenue and earnings derived from comparable companies with similar operating and investment characteristics as the reporting unit. If the fair value of the reporting unit exceeds the carrying value of the net assets assigned to that unit, goodwill is not impaired. If the carrying value of the net assets assigned to the reporting unit exceeds the fair value of the reporting unit, then the company records an impairment loss equal to the difference. Teradata reviewed two reporting units in its 2018 goodwill impairment assessment, as each operating segment was deemed as a reporting unit for purposes of testing. Based on the Company's evaluation and weighting of the events and circumstances that have occurred since the most recent quantitative test, the Company concluded that it was not more likely than not that each reporting unit's fair value was below its carrying value. Therefore, the Company determined that it was not necessary to perform a quantitative goodwill impairment test for the reporting units in 2018. See "Note 5—Goodwill and Acquired Intangible Assets" for additional information.
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

Pension and Postemployment Benefits
We measure pension and postemployment benefit costs and credits using actuarial valuations. Actuarial assumptions attempt to anticipate future events and are used in calculating the expense and liability relating to these plans. These factors include assumptions we make about interest rates, expected investment return on plan assets, total and involuntary turnover rates, and rates of future compensation increases. In addition, our actuarial consultants also use subjective factors such as withdrawal rates and mortality rates to develop our valuations. We review and update these assumptions on an annual basis at the beginning of each fiscal year. We are required to consider current market conditions, including changes in interest rates, in making these assumptions. The actuarial assumptions that we use may differ materially from actual results due to changing market and economic conditions, higher or lower withdrawal rates, or longer or shorter life spans of participants. These differences may result in a significant impact to the measurement of our pension and postemployment benefit obligations and to the amount of pension and postemployment benefits expense we have recorded or may record. For example, as of December 31, 2018, a one-half percent increase/decrease in the discount rate would change the projected benefit obligation of our pension plans by approximately $7 million, and a one-half percent increase/decrease in our involuntary turnover assumption would change our postemployment benefit obligation by approximately $10 million.
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
The Company employs a foreign currency hedging strategy to limit potential losses in earnings or cash flows from adverse foreign currency exchange rate movements. Foreign currency exposures arise from transactions denominated in a currency other than the Company’s functional currency and from foreign denominated revenue and profit translated into U.S. dollars. The primary currencies to which the Company is exposed include the euro, the British pound, the Japanese yen, the Australian dollar, the Canadian dollar and other Asian and South American currencies. Exposures are hedged with foreign currency forward contracts with maturity dates of twelve months or less. The potential loss in fair value at December 31, 2018, for such contracts resulting from a hypothetical 10% adverse change in all foreign currency exchange rates is approximately $4 million. This loss would be mitigated by corresponding gains on the underlying exposures.
In June 2018, Teradata executed a five-year interest rate swap with a $500 million initial notional amount to hedge the floating interest rate of its Term Loan, as more fully described in "Note 12 - Debt and Capital Leases" in the Notes to Consolidated Financial Statements elsewhere in this Annual Report. The Company uses interest rate swaps to manage interest rate risks on future interest payments caused by interest rate changes on its variable rate term loan facility. The notional amount of the hedge will step-down according to the amortization schedule of the term loan. The fair value of these contracts and swaps are measured at the end of each reporting period using observable inputs other than quoted prices, specifically market spot and forward exchange rates. The fair value of interest rate swaps recorded in other liabilities at December 31, 2018 was $7 million. A hypothetical 50 basis point increase/decrease in interest rates would result in a increase/decrease to the fair value of the hedge of approximately $9 million.
For additional information regarding the Company’s foreign currency hedging strategy and interest rate swaps, see "Note 9 - Derivative Instruments and Hedging Activities" in the Notes to Consolidated Financial Statements elsewhere in this Annual Report.

Item 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Teradata Corporation

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Teradata Corporation and its subsidiaries (the “Company”) as of December 31, 2018 and December 31, 2017, and the related consolidated statements of income (loss), comprehensive income (loss), cash flows and changes in stockholders’ equity for each of the three years in the period ended December 31, 2018, including the related notes and financial statement schedule listed in the index appearing under Item 15(a)(2) (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and December 31, 2017, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2018 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

Change in Accounting Principle

As discussed in Note 1 to the consolidated financial statements, the Company changed the manner in which it accounts for revenues from contracts with customers in 2018.

Basis for Opinions

The Company's management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in Management's Annual Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on the Company’s consolidated financial statements and on the Company's internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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
February 25, 2019
We have served as the Company’s auditor since 2007.

TERADATA CORPORATION
Consolidated Statements of Income (Loss)
In millions, except per share amounts

	For the Years Ended December 31
	2018	2017	2016
Revenue
Recurring	$1,254	$1,145	$1,135
Perpetual software licenses and hardware	340	429	600
Consulting services	570	582	587
Total revenue	2,164	2,156	2,322
Cost of revenue
Recurring	374	304	271
Perpetual software license and hardware	222	259	318
Consulting services	542	569	544
Total cost of revenue	1,138	1,132	1,133
Gross profit	1,026	1,024	1,189
Operating expenses
Selling, general and administrative expenses	666	651	662
Research and development expenses	317	305	212
Impairment of goodwill and other assets	—	—	80
Total operating expenses	983	956	954
Income from operations	43	68	235
Other expense, net
Interest expense	(22)	(15)	(12)
Interest income	14	11	6
Other expense	(8)	(6)	(8)
Total other expense, net	(16)	(10)	(14)
Income before income taxes	27	58	221
Income tax (benefit) expense	(3)	125	96
Net income (loss)	$30	$(67)	$125
Net income (loss) per weighted average common share
Basic	$0.25	$(0.53)	$0.96
Diluted	$0.25	$(0.53)	$0.95
Weighted average common shares outstanding
Basic	119.2	125.8	129.7
Diluted	121.2	125.8	131.5
The accompanying notes are an integral part of the consolidated financial statements.

TERADATA CORPORATION
Consolidated Statements of Comprehensive Income (Loss)
In millions

	For the Years Ended December 31
	2018	2017	2016
Net income (loss)	$30	$(67)	$125
Other comprehensive income (loss):
Foreign currency translation adjustments	(13)	16	(7)
Derivatives:
Unrealized loss on derivatives, before tax	(7)	—	—
Unrealized loss on derivatives, tax portion	1	—	—
Unrealized loss on derivatives, net of tax	(6)	—	—
Defined benefit plans:
Reclassification of loss to net income (loss)	5	4	3
Defined benefit plan adjustment, before tax	(14)	(6)	(12)
Defined benefit plan adjustment, tax portion	1	1	3
Defined benefit plan adjustment, net of tax	(8)	(1)	(6)
Other comprehensive (loss) income	(27)	15	(13)
Comprehensive income (loss)	$3	$(52)	$112
The accompanying notes are an integral part of the consolidated financial statements.

TERADATA CORPORATION
Consolidated Balance Sheets
In millions, except per share amounts

	At December 31
	2018	2017
Assets
Current assets
Cash and cash equivalents	$715	$1,089
Accounts receivable, net	588	554
Inventories	28	30
Other current assets	97	77
Total current assets	1,428	1,750
Property and equipment, net	295	162
Capitalized software, net	72	121
Goodwill	395	399
Acquired intangible assets, net	16	23
Deferred income taxes	67	57
Other assets	87	44
Total assets	$2,360	$2,556
Liabilities and stockholders’ equity
Current liabilities
Current portion of long-term debt	$19	$60
Short-term borrowings	—	240
Accounts payable	141	74
Payroll and benefits liabilities	224	173
Deferred revenue	490	414
Other current liabilities	135	102
Total current liabilities	1,009	1,063
Long-term debt	478	478
Pension and other postemployment plan liabilities	113	109
Long-term deferred revenue	105	85
Deferred tax liabilities	3	4
Other liabilities	157	149
Total liabilities	1,865	1,888
Commitments and contingencies (Note 10)
Stockholders’ equity
Preferred stock: par value $0.01 per share, 100.0 shares authorized, no shares issued and outstanding at December 31, 2018 and 2017, respectively	—	—
Common stock: par value $0.01 per share, 500.0 shares authorized, 116.8 and 121.9 shares issued and outstanding at December 31, 2018 and 2017, respectively	1	1
Paid-in capital	1,418	1,320
Accumulated deficit	(823)	(579)
Accumulated other comprehensive loss	(101)	(74)
Total stockholders’ equity	495	668
Total liabilities and stockholders’ equity	$2,360	$2,556
The accompanying notes are an integral part of the consolidated financial statements.

TERADATA CORPORATION
Consolidated Statements of Cash Flows
In millions

	For the Years Ended December 31
	2018	2017	2016
Operating activities
Net income (loss)	$30	$(67)	$125
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	130	138	128
Stock-based compensation expense	65	68	62
Deferred income taxes	(18)	(34)	(3)
Gain on investments	—	—	(2)
Impairment of goodwill, acquired intangibles and other assets	—	—	80
Changes in assets and liabilities, net of acquisitions:
Receivables	(34)	(6)	40
Inventories	2	3	14
Account payables and accrued expenses	108	12	11
Deferred revenue	115	115	1
Other assets and liabilities	(34)	95	(10)
Net cash provided by operating activities	364	324	446
Investing activities
Expenditures for property and equipment	(153)	(78)	(53)
Additions to capitalized software	(7)	(9)	(65)
Proceeds from sales of property and equipment	—	—	5
Proceeds from disposition of investments	—	—	2
Proceeds from sale of business	—	—	92
Business acquisitions and other investing activities, net	(3)	(21)	(16)
Net cash used in investing activities	(163)	(108)	(35)
Financing activities
Repayments of long-term borrowings	(40)	(30)	(30)
Proceeds from credit facility borrowings	—	420	—
Repayments of credit-facility borrowings	(240)	(180)	(180)
Repurchases of common stock	(300)	(351)	(82)
Payments of capital leases	(5)	—	—
Other financing activities, net	31	32	30
Net cash used in financing activities	(554)	(109)	(262)
Effect of exchange rate changes on cash and cash equivalents	(20)	8	(14)
(Decrease) increase in cash and cash equivalents	(373)	115	135
Cash, cash equivalents and restricted cash at beginning of year	1,089	974	839
Cash, cash equivalents and restricted cash at end of year	$716	$1,089	$974
Reconciliation of cash, cash equivalents and restricted cash to the Consolidated Balance Sheets
Cash and cash equivalents	$715	$1,089	$974
Restricted cash	1	—	—
Total cash, cash equivalents and restricted cash	$716	$1,089	$974
Non-cash investing and financing activities:
Assets acquired by capital lease	$52	$—	$—
Cash paid during the year for:
Income taxes	$33	$25	$105
Interest	$23	$14	$12
The accompanying notes are an integral part of the consolidated financial statements.

TERADATA CORPORATION
Consolidated Statements of Changes in Stockholders’ Equity
In millions

	Common Stock		Paid-in	Retained Earnings (Accumulated	Accumulated Other Comprehensive
	Shares	Amount	Capital	Deficit)	Income (Loss)	Total
December 31, 2015	131	$1	$1,128	$(204)	$(76)	$849
Net income				125		125
Employee stock compensation, employee stock purchase programs and option exercises	3		92			92
Repurchases of common stock, retired	(3)			(82)		(82)
Pension and postemployment benefit plans, net of tax					(6)	(6)
Currency translation adjustment					(7)	(7)
December 31, 2016	131	$1	$1,220	$(161)	$(89)	$971
Net loss				(67)		(67)
Employee stock compensation, employee stock purchase programs and option exercises	2		100			100
Repurchases of common stock, retired	(11)			(351)		(351)
Pension and postemployment benefit plans, net of tax					(1)	(1)
Currency translation adjustment					16	16
December 31, 2017	122	$1	$1,320	$(579)	$(74)	$668
Net income				30		30
Employee stock compensation, employee stock purchase programs and option exercises	2		98			98
Repurchases of common stock, retired	(7)			(300)		(300)
Pension and postemployment benefit plans, net of tax					(8)	(8)
Unrealized loss on derivatives, net of tax					(6)	(6)
Adoption of Topic 606 (See Note 3)				26		26
Currency translation adjustment					(13)	(13)
December 31, 2018	117	$1	$1,418	$(823)	$(101)	$495
The accompanying notes are an integral part of the consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 1 Description of Business, Basis of Presentation and Significant Accounting Policies
Description of the Business. Teradata Corporation ("we," "us," "Teradata," or the "Company") is a leading hybrid cloud analytics software provider focusing on delivering pervasive data intelligence to our customers, which we define as the ability to leverage 100% of a company’s data to uncover real-time intelligence, at scale. We help customers integrate and simplify their analytics ecosystem, access and manage data, and use analytics to extract answers and derive business value from data. Our solutions and services comprise software, hardware, and related business consulting and support services to deliver analytics across a company’s entire analytical ecosystem.
Basis of Presentation. The financial statements are presented on a consolidated basis and include the accounts of the Company and its wholly-owned subsidiaries in accordance with accounting principles generally accepted in the United States of America (“GAAP”).
During the first quarter of 2018, the Company changed its historical presentation of its revenue and cost of revenue categories. Previously, the Company presented revenue and cost of revenue on two lines: product and cloud, and services. As part of the Company’s business transformation, the Company is transitioning away from perpetual transactions to subscription-based transactions. To better reflect this shift in the business, the Company adopted a revised presentation in the first quarter of 2018, including the separation of recurring revenue from non-recurring product and consulting services. Recurring revenue consists of our on-premises and off-premises subscriptions, which have varying term lengths from one month to five years. Recurring revenue is intended to depict the revenue recognition model for these subscription transactions. The recurrence of these revenue streams in future periods depends on several factors, including contractual periods and customers' renewal decisions. Perpetual software licenses and hardware revenue consists of hardware, perpetual software licenses, and subscription/term licenses recognized upfront. Consulting services revenue consists of consulting, implementation and installation services.
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
Revenue Recognition. In May 2014, the FASB issued Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers (“Topic 606”) that affects any entity that either enters into contracts with customers to transfer goods or services or enters into contracts for the transfer of nonfinancial assets unless those contracts are within the scope of other standards. Topic 606 supersedes the revenue recognition requirements of the prior revenue recognition guidance used prior to January 1, 2018. The Company adopted Topic 606 as of January 1, 2018 using the modified retrospective method for all contracts not completed as of the date of adoption. The reported results for 2018 reflect the application of Topic 606 while the reported results for 2016 and 2017 were prepared under the guidance of Accounting Standards Codification 605, Revenue Recognition, which is also referred to herein as the “previous guidance.” As a result, prior periods have not been restated and continue to be reported under the previous guidance. The cumulative effect of applying Topic 606 was recorded as an adjustment to accumulated deficit as of the adoption date. See Note 3 for the required disclosures related to the impact of adopting this standard. See Note 4 for costs to obtain and fulfill a customer contract.

Revenue Recognition under Topic 606

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
The Company only applies the above five-step model to contracts when it is probable that the Company will collect the consideration it is entitled to in exchange for goods or services it transfers to the customer. The Company applies judgment in determining the customer’s ability and intention to pay, which is based on a variety of factors including the customer’s historical payment experience, published credit, and financial information pertaining to the customer.
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
Teradata delivers its solutions primarily through direct sales channels, as well as through other independent software vendors and distributors and value-added resellers. Standard payment terms may vary based on the country in which the contract is executed, but are generally between 30 days and 90 days. The following is a description of the principal activities and performance obligations from which the Company generates its revenue:

•
Subscriptions - The Company sells on and off-premises subscriptions to our customers through our subscription licenses, cloud, service model, and hardware rental offerings. Teradata’s subscription licenses include a right-to-use license and revenue is recognized upfront at a point in time unless the customer has a contractual right to cancel, where revenue is recognized on a month-to-month basis and is included within the recurring revenue caption. Subscription licenses recognized upfront are reported within the perpetual software licenses and hardware caption. Cloud and service model arrangements include a right-to-access software license on Teradata owned or third party owned hardware such as the public cloud. Revenue is recognized ratably over the contract term and included within the recurring revenue caption. Service models typically include a minimum fixed amount that is recognized ratably over the contract term and may include an elastic amount for usage above the minimum, which is recognized monthly based on actual utilization. For our hardware rental offering, the Company owns the hardware and may or may not provide managed services. The revenue for these arrangements is generally recognized straight-line over the term of the contract and is included within the recurring revenue caption. Hardware rentals are generally accounted for as operating leases and considered outside the scope of Topic 606.

•	Maintenance and software upgrade rights - Revenue for maintenance and unspecified software upgrade rights on a when-and-if-available basis are recognized straight-line over the term of the contract.

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

Significant Accounting Policies and Practical Expedients under Topic 606
The following are the Company’s significant accounting policies not already disclosed elsewhere and practical expedients relating to revenue from contracts with customers:

•
Taxes assessed by a governmental authority that are both imposed on and concurrent with a specific revenue-producing transaction, that are collected by the Company from a customer, are excluded from revenue.

•	Shipping and handling costs associated with outbound freight after control over a product has transferred to a customer are accounted for as fulfillment cost and are included in cost of revenues.

•	The Company does not adjust for the effects of a significant financing component if the period between performance and customer payment is one year or less.

•	The Company expenses the costs to obtain a contract as incurred when the expected amortization period is one year or less.
Revenue Recognition under Topic 605 (periods prior to January 1, 2018)
Teradata records revenue when it is realized, or realizable, and earned. Teradata considers these requirements met when:

•	Persuasive evidence of an arrangement exists

•	The offerings or services have been delivered to the customer

•	The sales price is fixed or determinable and free of contingencies or significant uncertainties

•	Collectibility is reasonably assured
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
The Company’s deliverables often involve delivery or performance at different periods of time. The Company's deliverables include the following:

•	Subscription license - revenue for these arrangements is typically recognized ratably over the contract term.

•	Cloud and service model - revenue for these arrangements are recognized outside the software rules and revenue is recognized ratably over the contract term.

•	Rentals - revenue for these arrangements is generally recognized straight-line over the term of the contract and are generally accounted for as operating leases.

•	Perpetual software and hardware - revenue is generally recognized upon delivery once title and risk of loss have been transferred.

•	Unspecified software upgrades - revenue is recognized straight-line over the term of the arrangement.

•	Maintenance support services - revenue is recognized on a straight-line basis over the term of the contract.

•
Consulting, implementation and installation services - revenue is recognized as services are provided. In certain instances, acceptance of the product or service is specified by the customer. In such cases, revenue is deferred until the acceptance criteria have been met. Delivery and acceptance generally occur in the same reporting period.

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
VSOE is based upon the normal pricing and discounting practices for those offerings and services when sold separately. Teradata uses the stated renewal rate approach in establishing VSOE for maintenance and when-and-if-available software upgrades. Under this approach, the Company assesses whether the contractually stated renewal rates are substantive and consistent with the Company’s normal pricing practices. Renewal rates greater than the lower level of our targeted pricing ranges are substantive and, therefore, meet the requirements to support VSOE. In instances where there is not a substantive renewal rate in the arrangement, the Company allocates revenue based upon BESP, using the minimum established pricing targets as supported by the renewal rates for similar customers utilizing the bell-curve method. VSOE for consulting services is based on the hourly rates for standalone consulting services projects by geographic region and are indicative of the Company’s customary pricing practices. Pricing in each market is structured to obtain a reasonable margin based on input costs.
The Company determines BESP for a product or service by considering multiple factors including, but not limited to, geographies, market conditions, product life cycles, competitive landscape, internal costs, gross margin objectives, purchase volumes and pricing practices. The primary consideration in developing BESP for the Company’s platforms is the bell-curve method based on historical transactions. The BESP analysis is at the geography level to align it with the way in which the Company goes to market and establishes pricing for its offerings. BESP is analyzed on a semi-annual basis using data from the four previous quarters, which the Company believes best reflects most recent pricing practices in a changing marketplace.

Shipping and Handling. Product shipping and handling are included in cost in the Consolidated Statements of Income (Loss).
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
Long-Lived Assets
Property and Equipment. Property and equipment, leasehold improvements and rental equipment are stated at cost less accumulated depreciation. Depreciation is computed over the estimated useful lives of the related assets primarily on a straight-line basis. Equipment is depreciated over 3 to 5 years and buildings over 25 to 45 years. Leasehold improvements are depreciated over the life of the lease or the asset, whichever is shorter. Total depreciation expense on the Company’s property and equipment for December 31 was as follows:

In millions	2018	2017	2016
Depreciation expense	$67	$55	$49
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
Costs incurred for the development of analytic applications are expensed as incurred based on the frequency and agile nature of development. Prior to 2017, costs incurred for the development of analytic database software that will be sold, leased or otherwise marketed were capitalized between technological feasibility and the point at which a product was ready for general release. Technological feasibility is established when planning, designing and initial coding activities that are necessary to establish the product can be produced to meet its design specifications are complete. In the absence of a program design, a working model is used to establish technological feasibility. These costs are included within capitalized software and are amortized over the estimated useful lives of four years using the greater of the ratio that current gross revenues for a product bear to the total of current and anticipated future gross revenues for that product or the straight-line method over the remaining estimated economic life of the product beginning when the product is available for general release. Costs capitalized include direct labor and related overhead costs. Costs incurred prior to technological feasibility and after general release are expensed as incurred.
In 2016, our research and development efforts became more driven by market requirements and rapidly changing customers' needs. In addition, the Company started applying agile development methodologies to help respond to new technologies and trends. Agile development methodologies are characterized by a more dynamic development process with more frequent and iterative revisions to a product release features and functions as the software is being developed. Due to the shorter development cycle and focus on rapid production associated with agile development, the Company did not capitalize any amounts for external-use software development costs in 2018 and 2017 due to the relatively short duration between the completion of the working model and the point at which a product is ready for general release. Prior capitalized costs will continue to be amortized under the greater of revenue-based or straight-line method over the estimated useful life.
The following table identifies the activity relating to capitalized software for the following periods:

	Internal-use Software			External-use Software
In millions	2018	2017	2016	2018	2017	2016
Beginning balance at January 1	$16	$13	$13	$105	$174	$177
Capitalized	6	9	6	—	—	59
Amortization	(7)	(6)	(6)	(48)	(69)	(62)
Ending balance at December 31	$15	$16	$13	$57	$105	$174
The aggregate amortization expense (actual and estimated) for internal-use and external-use software for the following periods is:

	Actual	For the years ended (estimated)
In millions	2018	2019	2020	2021	2022	2023
Internal-use software amortization expense	$7	$6	$7	$7	$6	$6
External-use software amortization expense	$48	$34	$23	$—	$—	$—
Estimated expense, which is recorded to cost of sales for external use software, is based on capitalized software at December 31, 2018 and does not include any new capitalization for future periods.
Valuation of Long-Lived Assets. Long-lived assets such as property and equipment, acquired intangible assets and internal capitalized software are reviewed for impairment when events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. An impairment is calculated based on the present value of future cash flows and an impairment loss would be recognized when estimated future undiscounted cash flows expected to result from the use of the asset and its eventual disposition are less than the carrying amount. No impairment was recognized during 2018.
Goodwill. Goodwill represents the excess of the purchase price in a business combination over the fair value of net tangible and intangible assets acquired. Goodwill amounts are not amortized, but rather are tested for impairment annually or upon occurrence of an event or change in circumstances that would more likely than not reduce the fair value of a reporting unit below its carrying amount. See Note 5 for additional information.
Warranty. Provisions for product warranties are recorded in the period in which the related revenue is recognized. The Company accrues warranty reserves using percentages of revenue to reflect the Company’s historical average warranty claims. See Note 10 for additional information.
Research and Development Costs. Research and development costs are expensed as incurred (except for the capitalized software development costs discussed above). Research and development costs primarily include labor-related costs, contractor fees, and overhead expenses directly related to research and development support.
Pension and Postemployment Benefits. The Company accounts for its pension benefit and its non-U.S. postemployment benefit obligations using actuarial models. The measurement of plan obligations was made as of December 31, 2018. Liabilities are computed using the projected unit credit method. The objective under this method is to expense each participant’s benefits under the plan as they accrue, taking into consideration salary increases and the plan’s benefit allocation formula. Thus, the total pension or postemployment benefit to which each participant is expected to become entitled is broken down into units, each associated with a year of past or future credited service.
The Company recognizes the funded status of its pension and non-U.S. postemployment plan obligations in its consolidated balance sheet and records, in other comprehensive income, certain gains and losses that arise during the period, but are deferred under pension and postemployment accounting rules. See Note 8 for additional information.
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
Income Taxes. Income tax expense is provided based on income before income taxes in the various jurisdictions in which the Company conducts its business. Deferred income taxes reflect the impact of temporary differences between assets and liabilities recognized for financial reporting purposes and such amounts recognized for tax purposes. These deferred taxes are determined based on the enacted tax rates expected to apply in the periods in which the deferred assets or liabilities are expected to be settled or realized. The Company made an accounting policy election in 2018 related to the Tax Act to provide for the tax expense related to global intangible low-taxed income (“GILTI”) in the year the tax is incurred. Teradata recognizes tax benefits from uncertain tax positions only if it is more likely than not the tax position will be sustained on examination by taxing authorities, based on the technical merits of the position. The Company records valuation allowances related to its deferred income tax assets when it is more likely than not that some portion or all the deferred income tax assets will not be realized. See Note 6 for additional information.
Stock-based Compensation. Stock-based payments to employees, including grants of stock options, restricted shares and restricted share units, are recognized in the financial statements based on their fair value. The fair value of each stock option award on the grant date is estimated using the Black-Scholes option-pricing model with the following assumptions: expected dividend yield, expected stock price volatility, weighted-average risk-free interest rate and weighted average expected term of the options. The Company’s expected volatility assumption used in the Black-Scholes option-pricing model is based on Teradata's historical volatility. The expected term for options granted is based upon historical observation of actual time elapsed between date of grant and exercise of options for all employees. The risk-free interest rate used in the Black-Scholes model is based on the implied yield curve available on U.S. Treasury issues at the date of grant with a remaining term equal to the Company’s expected term assumption. The Company has never declared or paid a cash dividend. See Note 7 for additional information.
Earnings (Loss) Per Share. Basic earnings (loss) per share is calculated by dividing net income (loss) by the weighted-average number of shares outstanding during the reported period. The calculation of diluted earnings per share is similar to basic earnings per share, except that the weighted-average number of shares outstanding includes the dilution from potential shares added from stock options, restricted share awards and other stock awards. Refer to Note 7 for share information on the Company’s stock compensation plans.
The components of basic and diluted earnings (loss) per share for the years ended December 31 are as follows:

In millions, except earnings (loss) per share	2018	2017	2016
Net income (loss) attributable to common stockholders	$30	$(67)	$125
Weighted average outstanding shares of common stock	119.2	125.8	129.7
Dilutive effect of employee stock options, restricted shares and other stock awards	2.0	—	1.8
Common stock and common stock equivalents	121.2	125.8	131.5
Earnings (loss) per share:
Basic	$0.25	$(0.53)	$0.96
Diluted	$0.25	$(0.53)	$0.95
For 2017, due to the net loss attributable to Teradata common stockholders, largely due to the tax expense recorded because of the Tax Cuts and Jobs Act of 2017, potential common shares that would cause dilution, such as employee stock options, restricted shares and other stock awards, have been excluded from the diluted share count because their effect would have been anti-dilutive. For 2017, the fully diluted shares would have been 127.8 million
Options to purchase 2.6 million shares in 2018, 2.7 million shares in 2017 and 5.2 million shares in 2016 of common stock, were not included in the computation of diluted earnings per share because their exercise prices were greater than the average market price of the common shares and, therefore, the effect would have been anti-dilutive.
Recently Issued Accounting Pronouncements
Leases.  In February 2016, the Financial Accounting Standards Board (FASB) issued new guidance under Topic 842, which requires a lessee to account for leases as finance or operating leases. Both types of leases will result in the lessee recognizing a right-of-use asset and a corresponding lease liability on its balance sheet, with differing methodology for income statement recognition. For lessors, the standard modifies the classification criteria and the accounting for sales-type and direct financing leases. Entities will classify leases to determine how to recognize lease-related revenue and expense. This standard is effective for public entities for fiscal years, and interim periods within those years, beginning after December 15, 2018, and early adoption is permitted. We anticipate adopting this standard on January 1, 2019 using the prospective adoption approach with a cumulative-effect adjustment recognized to the opening balance of retained earnings on the adoption date with prior periods not recast and anticipate electing certain of the practical expedients allowed under the standard. We are in the process of aggregating and evaluating lease arrangements, implementing new controls and processes, and implementing a lease accounting system. Based on a preliminary assessment, the Company expects that most of its operating lease commitments will be subject to the new guidance and recognized as operating lease liabilities and right-of-use assets upon adoption. The impact to the Company’s balance sheet is estimated to result in approximately 3 percent increase in assets and approximately 4 percent increase in liabilities. The impact on our results of operations and cash flows is not expected to be material.

Comprehensive Income. In February 2018, the FASB issued new guidance for Income Statement—Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income (ASU 2018-02), which allows companies to reclassify stranded tax effects resulting from the Tax Reform Act from accumulated other comprehensive income to retained earnings. The amendments are effective for all entities for fiscal years beginning after December 15, 2018 and interim periods within those fiscal years. The impact on our results of operations and cash flows is not expected to be material.

Clarifying the Scope and the Accounting Guidance for Contributions Received and Contributions Made. In June 2018, the FASB issued new guidance to clarify and improve the scope and the accounting guidance for contributions received and contributions made. The amendments are intended to assist entities in evaluating whether transactions should be accounted for as contributions (nonreciprocal transactions) or as exchange (reciprocal) transactions and determining whether a contribution is conditional. The amendments in this update are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. The Company is currently evaluating this guidance to determine the impact it may have on its consolidated financial statements.

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

Compensation-Retirement Benefits-Defined Benefit Plans-General. In August 2018, the FASB issued new guidance that modifies the disclosure requirements for employers that sponsor defined benefit pension or other postretirement plans. For public companies, the amendments in this update are effective for fiscal years beginning after December 15, 2020, with early adoption permitted, and is to be applied on a retrospective basis to all periods presented. The Company is currently evaluating this guidance to determine the impact it may have on its disclosures.

Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract. In August 2018, the FASB issued new guidance that reduces complexity for the accounting for costs of implementing a cloud computing service arrangement and aligns the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software (and hosting arrangements that include an internal-use software license). For public companies, the amendments in this update are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019, with early adoption permitted. Implementation should be applied either retrospectively or prospectively to all implementation costs incurred after the date of adoption. The effects of this standard on our financial position, results of operations or cash flows are not expected to be material.

Recently Adopted Guidance
Presentation of Net Periodic Pension Cost and Net Periodic Post-Retirement Benefit Cost. In March 2017, the FASB issued accounting guidance for “Compensation – Retirement Benefits (Topic 715): Improving the

Presentation of Net Periodic Pension Cost and Net Periodic Post-Retirement Benefit Cost.”  The amendment requires the service cost component of net periodic benefit cost be presented in the same income statement line item as other employee compensation costs arising from services rendered during the period and other components of the net periodic benefit cost be presented separately from the line item that includes the service cost and outside of any subtotal of operating income. The Company adopted this amended guidance in the first quarter of 2018. The retroactive adoption of this standard resulted in an increase in operating income and a corresponding increase in other expense of $6 million in 2018, $4 million in 2017 and $3 million in 2016.
Derivatives and Hedging (Topic 815), Targeted Improvements to Accounting for Hedging Activities. In August 2017, the FASB issued new guidance that intended to simplify the application of hedge accounting guidance and better align an entity's risk management activities and financial reporting for hedging relationships through changes to both the designation and measurement guidance for qualifying hedging relationships and the presentation of hedge results. The amendments expand and refine hedge accounting for both nonfinancial and financial risk components and align the recognition and presentation of the effects of the hedging instrument and the hedged item in the financial statements. The Company adopted this amended guidance during the second quarter of 2018 and applied it to the interest rate swap described in Note 9. The impact on the Company's consolidated financial statements was immaterial.

Note 2 Supplemental Financial Information

	At December 31
In millions	2018	2017
Accounts receivable
Trade	$590	$559
Other	12	7
Accounts receivable, gross	602	566
Less: allowance for doubtful accounts	(14)	(12)
Total accounts receivable, net	$588	$554
Inventories
Finished goods	$16	$18
Service parts	12	12
Total inventories	$28	$30
Property and equipment
Land	$8	$8
Buildings and improvements	84	82
Capital lease assets	52	—
Machinery and other equipment	495	404
Property and equipment, gross	639	494
Less: accumulated depreciation	(344)	(332)
Total property and equipment, net	$295	$162
Other current liabilities
Sales and value-added taxes	$34	$30
Pension and other postemployment plan liabilities	10	9
Capital lease obligations - current portion	17	—
Other	74	63
Total other current liabilities	$135	$102
Deferred revenue
Deferred revenue, current	$490	$414
Long-term deferred revenue	105	85
Total deferred revenue	$595	$499
Other long-term liabilities
Transition tax	$102	$133
Capital lease obligations	30	—
Uncertain tax positions	17	14
Other	8	2
Total other long-term liabilities	$157	$149

Note 3 Revenue from Contracts with Customers
Disaggregation of Revenue from Contracts with Customers
The following table presents a disaggregation of revenue for the years ended December 31:

In millions	2018	2017*	2016*
Americas
Recurring	$801	$739	$703
Perpetual software licenses and hardware	127	234	369
Consulting services	198	222	262
Total Americas	1,126	1,195	1,334
International
Recurring	453	406	368
Perpetual software licenses and hardware	213	195	231
Consulting services	372	360	320
Total International	1,038	961	919
Marketing applications	—	—	69
Total Revenue	$2,164	$2,156	$2,322
*As noted above, prior period amounts have not been adjusted under the modified retrospective adoption method of Topic 606; however, as discussed in Note 1, prior period revenue captions have been reclassified to conform to the current year presentation.
Hardware rental revenue, included in recurring revenue, was $32 million in 2018, $17 million in 2017 and $7 million in 2016.

Contract Balances
The timing of revenue recognition, billings and cash collections results in billed accounts receivable, contract assets, and customer advances and deposits (deferred revenue or contract liabilities) on the consolidated balance sheet. Accounts receivable include amounts due from customers that are unconditional. Contract assets relate to the Company’s rights to consideration for goods delivered or services completed and recognized as revenue but billing and the right to receive payment is conditional upon the completion of other performance obligations. Contract assets are included in other current assets on the balance sheet and are transferred to accounts receivable when the rights become unconditional. Deferred revenue consists of advance payments and billings in excess of revenue recognized. Deferred revenue is classified as either current or noncurrent based on the timing of when the Company expects to recognize revenue. These assets and liabilities are reported on a contract-by-contract basis at the end of each reporting period. The following table provides information about receivables, contract assets and deferred revenue from contracts with customers:

In millions	December 31, 2018	January 1, 2018 (as adjusted)
Accounts receivable, net	$588	$534
Contract assets	$14	$20
Current deferred revenue	$490	$395
Long-term deferred revenue	$105	$85

Revenue recognized during the twelve months ended December 31, 2018 from amounts included in deferred revenue at the beginning of the period was approximately $384 million
Transaction Price Allocated to Unsatisfied Obligations

The following table includes estimated revenue expected to be recognized in the future related to the Company's unsatisfied (or partially satisfied) obligations at December 31, 2018:

In millions	Total at December 31, 2018	Year 1	Year 2 and Thereafter
Remaining unsatisfied obligations	$2,547	$1,200	$1,347

The amounts above represent the price of firm orders for which work has not been performed or goods have not been delivered and exclude unexercised contract options outside the stated contractual term that do not represent material rights to the customer. Although the Company believes that the contract value in the above table is firm, approximately $1,468 million of the amount includes customer-only general cancellation for convenience terms that the Company is contractually obligated to perform unless the customer notifies us. The Company expects to recognize revenue of approximately $729 million in the next year from contracts that are non-cancelable. Customers typically do not cancel before the end of the contractual term and historically the Company has seen very little churn in its customer base. The Company believes the inclusion of this information is important to understanding the obligations that the Company is contractually required to perform and provides useful information regarding remaining obligations related to these executed contracts.
Impacts on Financial Statements
The Company adopted Topic 606 using the modified retrospective method. The cumulative effect of applying the new guidance to all contracts with customers that were not completed as of January 1, 2018 was recorded as an adjustment to accumulated deficit as of the adoption date. As a result of applying the modified retrospective method to adopt Topic 606, the following adjustments were made to accounts on the consolidated balance sheets as of January 1, 2018:

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
The following summarizes the significant changes on the Company’s consolidated financial statements for the twelve months ended December 31, 2018 because of the adoption of Topic 606 on January 1, 2018 compared to if the Company had continued to recognize revenue under the previous guidance:

•	The impact to revenues was a net increase of $15 million for the twelve months ended December 31, 2018, under Topic 606.

•
Topic 606 resulted in the amortization of capitalized contract costs that were recorded as part of the cumulative effect adjustment upon adoption. The amortization of these capitalized costs was offset by new capitalized costs in the period resulting in $37 million less selling, general and administrative expenses for the twelve months ended December 31, 2018 under Topic 606.

•
Because of higher revenue and the capitalization of contract costs under Topic 606, net income reported under Topic 606 was higher by $33 million or $0.27 per share for the twelve months ended December 31, 2018.

•
Total reported assets at December 31, 2018 were $43 million higher under Topic 606, which includes $54 million of capitalized contract costs that were expensed as incurred under the previous guidance, partially offset by $11 million of deferred costs related to the timing of revenue that would have been deferred under the previous guidance but recognized under Topic 606.

•
Total reported liabilities were $16 million less under Topic 606 primarily due to revenue that would have been deferred and recognized over time under the previous guidance, but is recognized upfront under Topic 606, offset by the change in deferred tax liability.

The adoption of Topic 606 had no impact on the Company’s total cash flows from operations.

Note 4 Contract Costs
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

In millions	January 1, 2018	Capitalized	Amortization	December 31, 2018
Capitalized contract costs	17	44	(7)	54

Note 5 Goodwill and Acquired Intangible Assets
The following table identifies the activity relating to goodwill by operating segment:

In millions	Balance at December 31, 2017	Additions	Currency Translation Adjustments	Balance at December 31, 2018
Goodwill
Americas	$253	$—	$—	$253
International	146	—	(4)	142
Total goodwill	$399	$—	$(4)	$395
In the fourth quarter of 2018, the Company performed its annual impairment test of goodwill and determined that no impairment to the carrying value of goodwill was necessary. The Company reviewed two reporting units in its 2018 goodwill impairment assessment, as both geographic operating segments were considered separate reporting units for purposes of testing. Based on the Company's evaluation and weighting of the events and circumstances that have occurred since the most recent quantitative test, the Company concluded that it was not more likely than not that each reporting unit's fair value was below its carrying value. Therefore, the Company determined that it was not necessary to perform a quantitative goodwill impairment test for the reporting units in 2018.
Acquired intangible assets were specifically identified when acquired and are deemed to have finite lives. The gross carrying amount and accumulated amortization for Teradata’s acquired intangible assets were as follows:

		December 31, 2018		December 31, 2017
In millions	Amortization Life (in Years)	Gross Carrying Amount	Accumulated Amortization and Currency Translation Adjustments	Gross Carrying Amount	Accumulated Amortization and Currency Translation Adjustments
Acquired intangible assets
Intellectual property/developed technology	1 to 7	$35	$(20)	$43	$(20)
During 2018, the gross carrying amount of acquired intangibles was reduced by certain intangible assets previously acquired that became fully amortized and were removed from the balance sheet.
The aggregate amortization expense (actual and estimated) for acquired intangible assets for the following periods is:

	Actual			For the years ended (estimated)
In millions	2016	2017	2018	2019	2020	2021	2022
Amortization expense	$10	$8	$7	$5	$4	$4	$2
Note 6 Income Taxes
For the years ended December 31, income (loss) before income taxes consisted of the following:

In millions	2018	2017	2016
Income (loss) before income taxes
United States	$(79)	$(26)	$93
Foreign	106	84	128
Total income before income taxes	$27	$58	$221
For the years ended December 31, income tax (benefit) expense consisted of the following:

In millions	2018	2017	2016
Income tax (benefit) expense
Current
Federal	$(10)	$132	$67
State and local	6	2	7
Foreign	19	25	25
Deferred
Federal	(20)	(22)	7
State and local	(4)	(4)	1
Foreign	6	(8)	(11)
Total income tax (benefit) expense	$(3)	$125	$96
Effective income tax rate	(11.1%)	215.5%	43.4%

The following table presents the principal components of the difference between the effective tax rate and the United States federal statutory income tax rate for the years ended December 31:

In millions	2018	2017	2016
Income tax expense at the U.S. federal tax rate	21.0%	35.0%	35.0%
Foreign income tax differential	2.1%	(22.6)%	(14.0)%
U.S. tax on foreign earnings	2.0%	4.3%	0.9%
State and local income taxes	(25.0)%	(11.0)%	0.2%
U.S. permanent book/tax differences	(2.7)%	(1.5)%	1.3%
U.S. research and development tax credits	(29.5)%	(11.2)%	(1.6)%
Change in valuation allowance	27.7%	10.0%	0.8%
U.S. manufacturing deduction permanent difference	—%	(8.0)%	(3.5)%
Goodwill impairment	—%	—%	8.9%
Tax impact of sale of marketing applications business	—%	—%	9.9%
Tax impact of equity compensation	(1.4)%	0.7%	2.4%
Tax impact of U.S. tax law change - IRC Section 987	—%	—%	3.5%
Deferred tax impact from U.S. rate change from Tax Reform	—%	(27.0)%	—%
Tax impact of U.S. Tax Reform/ Transition Tax	(23.9)%	250.0%	—%
Tax Impact of uncertain tax positions	20.2%	(3.6)%	(0.6)%
Other, net	(1.6)%	0.4%	0.2%
Effective income tax rate	(11.1)%	215.5%	43.4%

The 2018 and 2017 effective tax rates were impacted by the Tax Act, which was signed into law on December 22, 2017, making significant changes to the United States Internal Revenue Code. Changes include, but are not limited to, a corporate tax rate decrease from 35% to 21% effective for tax years beginning after December 31, 2017, the transition of United States international taxation from a worldwide tax system to a modified territorial tax system, and a one-time transition tax on the mandatory deemed repatriation of cumulative foreign earnings as of December 31, 2017. On December 22, 2017, Staff Accounting Bulletin No. 118 ("SAB 118") was issued to address the application of GAAP in situations when a registrant does not have the necessary information available, prepared, or analyzed (including computations) in reasonable detail to complete the accounting for certain income tax effects of the Tax Act.
In accordance with SAB 118, the Company completed its analysis of the impact of the Tax Act during the fourth quarter of 2018 in accordance with its understanding of the Tax Act and guidance available as of the date of this filing. For the year ended December 31, 2018, the Company recorded a $6 million tax benefit as an adjustment to the 2017 provisional estimate in accordance with SAB 118 because of additional regulatory guidance and changes in interpretations and assumptions the Company initially made as a result of the Tax Act. Effective in 2018, the Tax Act subjects United States shareholders to a tax on GILTI earned by certain foreign subsidiaries. The Company has elected to provide for the tax expense related to GILTI in the year the tax is incurred. For 2018, the Company recorded $1 million of tax expense for GILTI tax.
In the fourth quarter of 2017, the Company recorded $126 million as additional income tax expense as its provisional estimate of the impact of the Tax Act. The amount included $145 million of tax expense for the one-time transition tax on cumulative foreign earnings of $1.3 billion, which the Company will pay over an 8-year period ending in 2025. In addition, a tax benefit of $19 million was recorded, a majority of which related to the re-measurement of certain deferred tax assets and liabilities based on the rates at which they are expected to reverse in the future.
The 2016 effective tax rate was impacted by the $57 million of goodwill impairment charges recorded in the first quarter of 2016, all of which was treated as a permanent, non-deductible tax item. In addition, a discrete tax charge of $22 million was recorded in the third quarter of 2016 related to the tax impact of the sale of the marketing applications business, which occurred on July 1, 2016. In the fourth quarter of 2016, the Company recorded $8 million of tax expense associated with the issuance of new U.S. Treasury Regulations under Internal Revenue Code Section 987 on December 7, 2016, which clarified how companies calculate foreign currency translation gains and losses for income tax purposes for branches whose accounting records are kept in a currency other than the currency of the Company. Also, in the fourth quarter of 2016, the Company elected to early adopt Accounting Standards Update 2016-09, Improvements to Employee Share-based Payment Accounting. As a result, the Company incurred a $5 million discrete tax expense associated with the net shortfall arising from 2016 equity compensation vestings and exercises.
Deferred income tax assets and liabilities included in the balance sheets at December 31 were as follows:

In millions	2018	2017
Deferred income tax assets
Employee pensions and other liabilities	$49	$50
Other balance sheet reserves and allowances	18	13
Tax loss and credit carryforwards	63	59
Deferred revenue	20	3
Other	—	2
Total deferred income tax assets	150	127
Valuation allowance	(39)	(32)
Net deferred income tax assets	111	95
Deferred income tax liabilities
Intangibles and capitalized software	17	30
Property and equipment	11	12
Other	19	—
Total deferred income tax liabilities	47	42
Total net deferred income tax assets	$64	$53
As of December 31, 2018, Teradata has net operating loss ("NOL") and tax credit carryforwards totaling $63 million (tax effected and before any valuation allowance offset and application of recognition criteria for uncertain tax positions). Of the total tax carryforwards, $11 million are NOL's in the United States and certain foreign jurisdictions, a small portion of which will begin to expire in 2020, $1 million are United States foreign tax credit carryforwards which expire in 2028, which has a full valuation allowance offset; and $51 million are California R&D tax credits that have an indefinite carryforward period (which have a $38 million valuation allowance offset recorded).
Prior to the enactment of the Tax Act, the Company had not provided for taxes on the undistributed earnings of its foreign subsidiaries as the Company either reinvested or intended to reinvest those earnings outside of the United States. Because of the 2017 Tax Act, the Company has changed its indefinite reinvestment assertion related to foreign earnings that have been taxed in the United States and now considers a majority of these earnings no longer indefinitely reinvested. Because of United States tax reform legislation, distributions of profits from non-U.S. subsidiaries are not expected to cause a significant United States tax impact in the future. However, these distributions may be subject to non-U.S. withholding taxes if profits are distributed from certain jurisdictions. The Company has recorded $1 million of deferred foreign withholding tax expense with respect to certain earnings which are not considered permanently reinvested as they would be taxable upon remittance. Deferred taxes have not been provided on earnings considered indefinitely reinvested as it is not expected that the distribution of these earnings would give rise to a material tax liability.
The Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The Company reflects any interest and penalties recorded in connection with its uncertain tax positions as a component of income tax expense.
As of December 31, 2018, the Company’s uncertain tax positions totaled approximately $34 million, of which $17 million is reflected in the other liabilities section of the Company’s balance sheet as a non-current liability. The remaining balance of $17 million of uncertain tax positions relates to certain tax attributes both generated by the Company and acquired in various acquisitions, which are netted against the underlying deferred tax assets recorded on the balance sheet. The entire balance of $34 million in uncertain tax positions would cause a decrease in the effective income tax rate upon recognition. Teradata has recorded $2 million of interest accruals related to its uncertain tax liabilities as of December 31, 2018.

Below is a roll-forward of the Company’s liability related to uncertain tax positions at December 31:

In millions	2018	2017
Balance at January 1	$28	$30
Gross decreases for prior period tax positions	—	(1)
Gross increases for prior period tax positions	3	—
Gross increases for current period tax positions	8	3
Decreases due to the lapse of applicable statute of limitations	(1)	(4)
Decreases relating to settlements with taxing authorities	(4)	—
Balance at December 31	$34	$28

On July 24, 2018, the Ninth Circuit Court of Appeals issued an opinion in Altera Corp. v. Commissioner requiring related parties in an intercompany cost-sharing arrangement to share expenses related to stock-based compensation. This opinion reversed the prior decision of the United States Tax Court. On August 7, 2018, the Ninth Circuit published an order withdrawing its opinion and is re-examining the opinion. The Company is awaiting the revised opinion of the Court to determine the impact, if any, on the Company.
The Company and its subsidiaries file income tax returns in the United States and various state jurisdictions, as well as numerous foreign jurisdictions. As of December 31, 2018, the Company has ongoing tax audits in a limited number of state and foreign jurisdictions. However, no material adjustments have been proposed or made in any of these examinations to date, which would result in any incremental income tax expense in future periods to the Company. The Company's tax returns for years 2015-2018 are still open for assessment by tax authorities in its major jurisdictions.
Note 7 Employee Stock-based Compensation Plans
The Company recorded stock-based compensation expense for the years ended December 31 as follows:

In millions	2018	2017	2016
Stock options	$6	$9	$9
Restricted shares	56	56	51
Employee share repurchase program	3	3	2
Total stock-based compensation before income taxes	65	68	62
Tax benefit	(11)	(21)	(13)
Total stock-based compensation, net of tax	$54	$47	$49
The Teradata Corporation 2007 Stock Incentive Plan (the “2007 SIP”), as amended, and the Teradata 2012 Stock Incentive Plan (the “2012 SIP”) provide for the grant of several different forms of stock-based compensation. The 2012 SIP was adopted and approved by stockholders in April 2012 and no further awards may be made under the 2007 SIP after that time. A total of approximately 17.5 million shares were authorized to be issued under the 2012 SIP. New shares of the Company’s common stock are issued as a result of the vesting of restricted share units and stock option exercises and at the time of grant for restricted shares, for awards under both plans.
As of December 31, 2018, the Company’s primary types of stock-based compensation were stock options, restricted shares, restricted share units and the employee stock purchase program (the “ESPP”).
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
No options were granted in 2018. The weighted-average fair value of options granted for Teradata equity awards was $11.08 in 2017 and $10.68 in 2016. The fair value of each option award on the grant date was estimated using the Black-Scholes option-pricing model with the following assumptions:

	2017	2016
Dividend yield	—%	—%
Risk-free interest rate	1.99%	2.08%
Expected volatility	35.0%	35.2%
Expected term (years)	6.3	6.3
The following table summarizes the Company’s stock option activity for the year ended December 31, 2018:

Shares in thousands	Shares Under Option	Weighted- Average Exercise Price per Share	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in millions)
Outstanding at January 1, 2018	5,373	$37.63	4.5	$30
Granted	—	$—
Exercised	(885)	$23.69
Canceled	(207)	$47.79
Forfeited	(133)	$30.12
Outstanding at December 31, 2018	4,148	$40.34	3.8	$15
Fully vested and expected to vest at December 31, 2018	4,148	$40.34	3.8	$15
Exercisable at December 31, 2018	3,608	$42.05	3.2	$10
The following table summarizes the total intrinsic value of options exercised and the cash received by the Company from option exercises under all share-based payment arrangements at December 31:

In millions	2018	2017	2016
Intrinsic value of options exercised	$15	$6	$13
Cash received from option exercises	$21	$19	$18
Tax benefit realized from option exercises	$3	$2	$5
As of December 31, 2018, there was $6 million of total unrecognized compensation cost related to unvested stock option grants. That cost is expected to be recognized over a weighted-average period of 1.7 years.
Restricted Shares and Restricted Share Units
The Teradata SIP provides for the issuance of restricted shares, as well as restricted share units. These grants consist of both service-based and performance-based awards. Service-based awards typically vest over a three-year period beginning on the effective date of grant. These grants are not subject to future performance measures. The cost of these awards, determined to be the fair market value at the date of grant, is expensed ratably over the vesting period. For substantially all restricted share grants, at the date of grant, the recipient has all rights of a stockholder, subject to certain restrictions on transferability and a risk of forfeiture. A recipient of restricted share units does not have the rights of a stockholder and is subject to restrictions on transferability and risk of forfeiture. For both restricted share grants and restricted share units, any potential dividend rights would be subject to the same vesting requirements as the underlying equity award. As a result, such rights are considered a contingent transfer of value and consequently these equity awards are not considered participating securities. Performance-based grants are subject to future performance measurements over a one-to three-year period. All performance-based shares that are earned in respect of an award will become vested at the end of the performance and/or service period provided the employee is continuously employed by the Company and applicable performance measures and other vesting conditions are met. The fair value of each performance-based award is determined on the grant date, based on the Company’s stock price, and assumes that performance targets will be achieved. Over the performance period, the number of shares of stock that will be issued is adjusted upward or downward based upon management’s assessment of the probability of achievement of performance targets. The ultimate number of shares issued and the related compensation cost recognized as expense will be based on a comparison of the final achievement of performance metrics to the specified targets.

The following table reports restricted shares and restricted share unit activity during the year ended December 31, 2018:

Shares in thousands	Number of Shares	Weighted- Average Grant Date Fair Value per Share
Unvested shares at January 1, 2018	4,226	$32.76
Granted	994	$37.98
Vested	(1,636)	$37.86
Forfeited/canceled	(353)	$34.44
Unvested shares at December 31, 2018	3,231	$34.27
The following table summarizes the weighted-average fair value of restricted share units granted for Teradata equity awards and the total fair value of shares vested.

	2018	2017	2016
Weighted-average fair value of restricted share units granted	$37.98	$34.88	$26.61
Total fair value of shares vested (in millions)	$53	$50	$61
As of December 31, 2018, there was $67 million of unrecognized compensation cost related to unvested restricted share grants. The unrecognized compensation cost is expected to be recognized over a remaining weighted-average period of 1.95 years.
The following table represents the composition of Teradata restricted share unit grants in 2018:

Shares in thousands	Number of Shares	Weighted- Average Grant Date Fair Value
Service-based shares	482	$39.32
Performance-based shares	512	$36.62
Total stock grants	994	$37.98
In 2016 and 2017, performance-based share units granted as part of our long-term incentive program for certain corporate officers and key executives will be earned based on Teradata's total shareholder return ("TSR") over a three-year performance period relative to the other companies in the S&P 1500 Information Technology Index. The number of shares issued, as a percentage of the amount subject to the performance share award, could range from 0% to 200%. The grant date fair value of the non-vested performance-based awards was determined using a Monte Carlo simulation model, which utilized multiple input variables that determined the probability of satisfying the market condition requirements applicable to each award. The compensation expense for the award will be recognized if the requisite service is rendered, regardless of whether the market conditions are achieved.
Employee Stock Purchase Program
The Company’s ESPP, effective on October 1, 2007, and as amended effective as of January 1, 2013, provides eligible employees of Teradata and its designated subsidiaries an opportunity to purchase the Company’s common stock at a discount to the average of the highest and lowest sale prices on the last trading day of each month. The ESPP discount is 15% of the average market price and is considered compensatory.
Employees may authorize payroll deductions of up to 10% of eligible compensation for common stock purchases. A total of 7 million shares were authorized to be issued under the ESPP, with approximately 2.7 million shares remaining under that authorization at December 31, 2018. The shares of Teradata common stock purchased by a participant on an exercise date (the last day of each month), for all purposes, are deemed to have been issued and sold at the close of business on such exercise date. Prior to that time, none of the rights or privileges of a stockholder exists with respect to such shares. Employee purchases and aggregate cost were as follows at December

31:

In millions	2018	2017	2016
Employee share purchases	0.5	0.6	0.6
Aggregate cost	$17	$15	$13
Note 8 Employee Benefit Plans
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
Pension and postemployment benefit costs for the years ended December 31 were as follows:

	2018		2017		2016
In millions	Pension	Postemployment	Pension	Postemployment	Pension	Postemployment
Service cost	$8	$8	$9	$7	$8	$6
Interest cost	3	1	3	1	3	1
Expected return on plan assets	(2)	—	(2)	—	(2)	—
Settlement charge	—	—	—	—	1	—
Curtailment charge	(1)	—	—	—	—	—
Amortization of actuarial loss	1	4	1	2	1	1
Amortization of prior service (credit) cost	—	—	(1)	1	—	2
Divestiture	—	—	—	—	(2)	(1)
Total costs	$9	$13	$10	$11	$9	$9

The underfunded amount of pension and postemployment obligations is recorded as a liability in the Company’s consolidated balance sheet. The following tables present the changes in benefit obligations, plan assets, funded status and the reconciliation of the funded status to amounts recognized in the consolidated balance sheets and in accumulated other comprehensive income at December 31:

	Pension		Postemployment
In millions	2018	2017	2018	2017
Change in benefit obligation
Benefit obligation at January 1	$136	$120	$47	$42
Service cost	8	9	8	7
Interest cost	3	3	1	1
Plan participant contributions	1	1	—	—
Actuarial (gain) loss	(5)	(3)	12	12
Benefits paid	(2)	(4)	(14)	(15)
Curtailment	(1)	—	—	—
Settlement	(4)	—	—	—
Currency translation adjustments	(4)	10	—	—
Benefit obligation at December 31	$132	$136	$54	$47
Change in plan assets
Fair value of plan assets at January 1	$75	$64	$—	$—
Actual return on plan assets	(2)	5	—	—
Company contributions	5	5	—	—
Benefits paid	(2)	(4)	—	—
Currency translation adjustments	(1)	4	—	—
Plan participant contribution	1	1	—	—
Settlements	(4)	—	—	—
Other	(4)	—	—	—
Fair value of plan assets at December 31	68	75	—	—
Funded status (underfunded)	$(64)	$(61)	$(54)	$(47)
Amounts Recognized in the Consolidated Balance Sheet
Non-current assets	$5	$10	$—	$—
Current liabilities	(1)	(2)	(9)	(7)
Non-current liabilities	(68)	(69)	(45)	(40)
Net amounts recognized	$(64)	$(61)	$(54)	$(47)
Amounts Recognized in Accumulated Other Comprehensive Income (Loss)
Unrecognized Net actuarial loss	$16	$15	$44	$37
Unrecognized Prior service (credit) cost	—	(1)	3	3
Total	$16	$14	$47	$40
The following table presents the accumulated pension benefit obligation at December 31:

In millions	2018	2017
Accumulated pension benefit obligation	$122	$125
The following table presents pension plans with accumulated benefit obligations in excess of plan assets at December 31:

In millions	2018	2017
Projected benefit obligation	$68	$69
Accumulated benefit obligation	$61	$63
Fair value of plan assets	$—	$—

The following table presents the pre-tax net changes in projected benefit obligations recognized in other comprehensive income:

	Pension		Postemployment
In millions	2018	2017	2018	2017
Actuarial (gain) loss arising during the year	$(2)	$(7)	$12	$13
Amortization of loss included in net periodic benefit cost	(1)	(1)	(4)	(2)
Prior service (credit) cost arising during the year	—	—	—	(1)
Recognition of gain due to curtailment	1	—	—	—
Foreign currency exchange	(1)	2	—	—
Total recognized in other comprehensive (loss) income	$(3)	$(6)	$8	$10

The following table presents the amounts in accumulated other comprehensive income expected to be recognized as components of net periodic benefit cost during 2019:

In millions	Pension	Postemployment
Net loss to be recognized in other comprehensive income	$1	$5
The weighted-average rates and assumptions used to determine benefit obligations at December 31, and net periodic benefit cost for the years ended December 31, were as follows:

	Pension Benefit Obligations		Pension Benefit Cost
	2018	2017	2018	2017	2016
Discount rate	2.2%	2.1%	2.1%	2.0%	2.4%
Rate of compensation increase	3.4%	3.3%	3.3%	3.3%	3.2%
Expected return on plan assets	N/A	N/A	2.8%	2.9%	3.0%
	Postemployment Benefit Obligations		Postemployment Benefit Cost
	2018	2017	2018	2017	2016
Discount rate	2.5%	2.6%	2.5%	2.6%	3.4%
Rate of compensation increase	3.0%	3.0%	3.0%	3.0%	3.0%
Involuntary turnover rate	2.5%	2.3%	2.5%	2.3%	2.0%
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

Plan Assets. The weighted-average asset allocations at December 31, by asset category are as follows:

	Actual Asset Allocation as of December 31		Target Asset
	2018	2017	Allocation
Equity securities	32%	32%	32%
Debt securities	51%	41%	50%
Insurance (annuity) contracts	12%	17%	12%
Real-estate	3%	8%	3%
Other	2%	2%	3%
Total	100%	100%	100%
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
Fair Value. Fair value measurements are established utilizing a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. These tiers are more fully described in Note 11.
The following is a description of the valuation methodologies used for pension assets as of December 31, 2018.
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
The following table sets forth by level, within the fair value hierarchy, the pension plan assets at fair value as of December 31, 2018:

		Fair Value Measurements at Reporting Date Using
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
In millions	December 31, 2018	(Level 1)	(Level 2)	(Level 3)
Money market funds	$1	$—	$1	$—
Equity funds	22	—	22	—
Bond/fixed-income funds	35	—	35	—
Real-estate indirect investments	2	—	2	—
Insurance contracts	8	—	—	8
Total assets at fair value	$68	$—	$60	$8

The table below sets forth a summary of changes in the fair value of the pension plan level 3 assets for the year ended December 31, 2018:

In millions	Insurance Contracts
Balance as of January 1, 2018	$12
Purchases, sales and settlements, net	(4)
Balance as of December 31, 2018	$8
The following table sets forth by level, within the fair value hierarchy, the pension plan assets at fair value as of December 31, 2017:

		Fair Value Measurements at Reporting Date Using
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
In millions	December 31, 2017	(Level 1)	(Level 2)	(Level 3)
Money market funds	$2	$—	$2	$—
Equity funds	24	—	24	—
Bond/fixed-income funds	31	—	31	—
Real-estate indirect investments	6	—	6	—
Insurance contracts	12	—	—	12
Total assets at fair value	$75	$—	$63	$12
The table below sets forth a summary of changes in the fair value of the pension plan level 3 assets for the year ended December 31, 2017:

In millions	Insurance Contracts
Balance as of January 1, 2017	$11
Purchases, sales and settlements, net	1
December 31, 2017	$12

Cash Flows Related to Employee Benefit Plans
Cash Contributions. In 2019, the Company expects to contribute approximately $4 million to the international pension plans.

Estimated Future Benefit Payments. The Company expects to make the following benefit payments, estimated based on the assumptions used to measure the company's benefit obligation at the end of the year, reflecting past and future service from its pension and postemployment plans:

	Pension	Postemployment
In millions	Benefits	Benefits
Year
2019	$3	$9
2020	$4	$9
2021	$5	$9
2022	$5	$9
2023	$5	$9
2024 - 2028	$31	$44
Savings Plans. United States employees and many international employees participate in defined contribution savings plans. These plans generally provide either a specified percent of pay or a matching contribution on participating employees’ voluntary elections. The Company’s matching contributions typically are subject to a maximum percentage or level of compensation. Employee contributions can be made pre-tax, after-tax or a combination thereof. The following table identifies the expense for the United States and International subsidiary savings plans for the years ended December 31:

In millions	2018	2017	2016
U.S. savings plan	$22	$21	$19
International subsidiary savings plans	$17	$17	$16
Note 9 Derivative Instruments and Hedging Activities
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

In June 2018, Teradata executed a five-year interest rate swap with a $500 million initial notional amount to hedge the floating interest rate of its Term Loan, as more fully described in Note 12. The Company uses interest rate swaps to manage interest rate risks on future interest payments caused by interest rate changes on its variable rate term loan facility. The notional amount of the hedge will step-down according to the amortization schedule of the term loan.

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

The following table identifies the contract notional amount of the Company’s hedging instruments at December 31:

In millions	2018	2017
Contract notional amount of foreign exchange forward contracts	$256	$147
Net contract notional amount of foreign exchange forward contracts	$35	$23
Contract notional amount of interest rate swap	$500	$—
All derivatives are recognized in the consolidated balance sheets at their fair value. The notional amounts represent agreed-upon amounts on which calculations of dollars to be exchanged are based and are an indication of the extent of Teradata’s involvement in such instruments. These notional amounts do not represent amounts exchanged by the parties and, therefore, are not a measure of the instruments. Refer to Note 11 for disclosures related to the fair value of all derivative assets and liabilities.
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
Note 10 Commitments and Contingencies
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
Guarantees and Product Warranties.
Guarantees associated with the Company’s business activities are reviewed for appropriateness and impact to the Company’s financial statements. Periodically, the Company’s customers enter into various leasing arrangements coordinated with a leasing company. In some instances, the Company guarantees the leasing company a minimum value at the end of the lease term on the leased equipment. As of December 31, 2018, the maximum future payment obligation of this guaranteed value and the associated liability balance was $3 million.
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
The following table identifies the activity relating to the warranty reserve liability for the years ended December 31:

In millions	2018	2017	2016
Beginning balance at January 1	$4	$5	$6
Accruals for warranties issued	5	6	8
Settlements (in cash or kind)	(6)	(7)	(9)
Balance at end of period	$3	$4	$5
The Company also offers extended and/or enhanced coverage to its customers in the form of maintenance contracts. Teradata accounts for these contracts by deferring the related maintenance revenue over the extended and/or enhanced coverage period. Costs associated with maintenance support are expensed as incurred. Amounts associated with these maintenance contracts are not included in the table above.
In addition, the Company provides its customers with certain indemnification rights. In general, the Company agrees to indemnify the customer if a third party asserts patent or other infringement on the part of the customer for its use of the Company’s offerings. The Company has indemnification obligations under its charter and bylaws to its officers and directors, and has entered into indemnification agreements with the officers and directors of its subsidiaries. From time to time, the Company also enters into agreements in connection with its acquisition and divesture activities that include indemnification obligations by the Company, including the sale of the marketing applications business. The fair value of these indemnification obligations is typically not readily determinable due to the conditional nature of the Company’s potential obligations and the specific facts and circumstances involved with each particular agreement. As such, the Company has generally not recorded a liability in connection with these indemnification arrangements. Historically, payments made by the Company under these types of agreements have not had a material effect on the Company’s consolidated financial condition, results of operations or cash flows.
Leases. Teradata conducts certain of its sales and administrative operations using leased facilities, the initial lease terms of which vary in length. Many of the leases contain renewal options and escalation clauses that are not material to the overall lease portfolio. Future minimum operating lease payments and committed subleases under non-cancelable leases as of December 31, 2018, for the following fiscal years were:

In millions	Total Amounts	2019	2020	2021	2022	2022 and Thereafter
Operating lease obligations	$73	$24	$20	$12	$11	$6
Sublease rentals	(10)	(6)	(4)	—	—	—
Total committed operating leases less sublease rentals	$63	$18	$16	$12	$11	$6
The following table represents the Company’s actual rental expense and sublease rental income for the years ended December 31:

In millions	2018	2017	2016
Rental expense	$24	$24	$24
Sublease rental income	$6	$5	$3
The Company had no contingent rentals for these periods.

Note 11 Fair Value Measurements
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
When deemed appropriate, the Company minimizes its exposure to changes in foreign currency exchange rates using derivative financial instruments, specifically, foreign exchange forward contracts. Additionally, in June 2018, Teradata executed a five-year interest rate swap with a $500 million initial notional amount to hedge the floating interest rate on its term-loan. The fair value of these contracts and swaps are measured at the end of each interim reporting period using observable inputs other than quoted prices, specifically market spot and forward exchange rates. As such, these derivative instruments are classified within Level 2 of the valuation hierarchy. Fair value gains for open contracts are recognized as assets and fair value losses are recognized as liabilities. The fair value of interest rate swaps recorded in other liabilities at December 31, 2018 was $7 million. The hedge is being evaluated qualitatively on a quarterly basis for effectiveness. Changes in fair value are recorded in Accumulated Other Comprehensive Income. The fair value of foreign exchange forward contracts recorded in other assets and accrued liabilities at December 31, 2018 and December 31, 2017, were not material. Any realized gains or losses would be mitigated by corresponding gains or losses on the underlying exposures. Gains and losses from the Company’s fair value hedges (foreign currency forward contracts and related hedged items) were immaterial for the years ended December 31, 2018, 2017 and 2016.
The Company’s assets and liabilities measured at fair value on a recurring basis and subject to fair value disclosure requirements at December 31, 2018 and December 31, 2017 were as follows:

		Fair Value Measurements at Reporting Date Using
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
In millions	Total	(Level 1)	(Level 2)	(Level 3)
Assets
Money market funds at December 31, 2018	$246	$246	$—	$—
Money market funds at December 31, 2017	$501	$501	$—	$—
Liabilities
Interest rate swap at December 31, 2018	$7	$—	$7	$—

Note 12 Debt and Capital Leases
On June 11, 2018, Teradata replaced its existing five-year, $400 million revolving credit facility with a new $400 million revolving credit facility (the “Credit Facility”). The Credit Facility ends on June 11, 2023, at which point any remaining outstanding borrowings would be due for repayment unless extended by agreement of the parties for up to two additional one-year periods. In addition, under the terms of the Revolving Credit Agreement, Teradata from time to time and subject to certain conditions may increase the lending commitments under the Revolving Credit Agreement in an aggregate principal amount up to an additional $200 million, to the extent that existing or new lenders agree to provide such additional commitments. The outstanding principal amount of the Revolving Credit Agreement bears interest at a floating rate based upon, at Teradata’s option, a negotiated base rate or a Eurodollar rate plus, in each case, a margin based on Teradata’s leverage ratio. In the near term, Teradata would anticipate choosing a floating rate based on London Interbank Offered Rate (“LIBOR”). The Credit Facility is unsecured but is guaranteed by certain of Teradata’s material domestic subsidiaries and contains certain representations and warranties, conditions, affirmative, negative and financial covenants, and events of default customary for such facilities. As of December 31, 2018, the Company had no borrowings outstanding under the Credit Facility, leaving $400 million in additional borrowing capacity available under the Credit Facility. Unamortized deferred costs on the original credit facility and new lender fees of approximately $1 million  were being amortized over the  five-year term of the credit facility. The Company was in compliance with all covenants as of December 31, 2018.

As of December 31, 2017, the Company had $240 million in borrowings outstanding under the previous five-year, $400 million revolving credit facility, which carried an interest rate of 5.0%. The Company was in compliance with all covenants as of December 31, 2017.

Also, on June 11, 2018, Teradata closed on a new senior unsecured $500 million five-year term loan, the proceeds of which plus additional cash-on-hand were used to pay off the remaining $525 million of principal on its existing term loan. The $500 million term loan is payable in quarterly installments, which will commence on June 30, 2019 with 1.25% of the initial principal amount due on each of the first eight payment dates; 2.50% of the initial principal amount due on each of the next four payment dates; 5.0% of the initial principal amount due on each of the next three payment dates; and all remaining principal due on June 11, 2023. The outstanding principal amount under the term loan agreement bears interest at a floating rate based upon a negotiated base rate or a Eurodollar rate plus a margin based on the leverage ratio of the Company. As of December 31, 2018, the term loan principal outstanding was $500 million. As disclosed in Note 9, Teradata entered into an interest rate swap to hedge the floating interest rate of the Term Loan. Because of the swap, Teradata’s fixed rate on the term loan equals 2.86% plus the applicable leverage-based margin as defined in the Term Loan agreement. As of December 31, 2018, the all-in fixed rate is 4.36%. Unamortized deferred issuance costs of approximately $2 million were being amortized over the five-year term of the loan. The Company was in compliance with all covenants as of December 31, 2018.

Prior to its repayment in the second quarter of 2018, Teradata had a $600 million term loan payable in quarterly installments, which commenced on March 31, 2016. As of December 31, 2017, the term loan principal outstanding was $540 million and carried an interest rate of 3.375%.
Annual contractual maturities of outstanding principal on the term loan at December 31, 2018, are as follows:

In millions
2019	$19
2020	25
2021	44
2022	87
2023	325
Total	$500
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
During 2018, the Company entered into capital leases to finance certain of its equipment purchases. Assets acquired by capital leases during 2018 were $52 million. The lease term for all capital leases entered into during the year was 3 years and the average interest rate was 5.01%. The lease obligation as of December 31, 2018 was approximately $47 million. Future minimum lease payments under capital leases at December 31, 2018, were:

In millions
2019	$19
2020	18
2021	13
Total	50
Amount representing interest	(3)
Present value of minimum lease payments	$47
The following table presents interest expense on borrowings for the years ended December 31:

In millions	2018	2017	2016
Interest expense on term loan and credit facility	$21	$15	$12
Interest expense on capital leases	$1	$—	$—

Note 13 Segment, Other Supplemental Information and Concentrations
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
The following table presents segment revenue and segment gross profit for the Company for the years ended December 31:

In millions	2018	2017	2016
Segment revenue
Americas	$1,126	$1,195	$1,334
International	1,038	961	919
Total Data and Analytics	2,164	2,156	2,253
Marketing Applications	—	—	69
Total revenue	2,164	2,156	2,322
Segment gross profit
Americas	621	675	797
International	474	437	445
Total Data and Analytics	1,095	1,112	1,242
Marketing Application	—	—	34
Total segment gross profit	1,095	1,112	1,276
Stock-based compensation expense	15	13	14
Amortization of acquisition-related intangible assets	—	—	2
Acquisition, integration and reorganization-related costs	5	4	9
Amortization of capitalized software costs	49	71	62
Selling, general and administrative expenses	666	651	662
Research and development expenses	317	305	212
Impairment of goodwill, acquired intangibles and other assets	—	—	80
Total income from operations	$43	$68	$235
Prior period segment information has been reclassified to conform to the current period presentation. Certain items, including amortization of certain capitalized software costs, were excluded from segment gross profit to conform to the way the Company manages and reviews the results by segment.
The following table presents revenues by geographic area for the years ended December 31:

In millions	2018	2017	2016
United States	$1,018	$1,089	$1,246
Americas (excluding United States)	108	107	123
International	1,038	960	953
Total revenue	$2,164	$2,156	$2,322
The following table presents property and equipment, net by geographic area at December 31:

In millions	2018	2017
United States	$226	$119
Americas (excluding United States)	18	11
International	51	32
Property and equipment, net	$295	$162
Concentrations. No single customer accounts for more than 10% of the Company's revenue. As of December 31, 2018, the Company is not aware of any significant concentration of business transacted with a particular customer that could, if suddenly eliminated, have a material adverse effect on the Company’s operations. The Company's hardware components are assembled exclusively by Flex. In addition, the Company utilizes preferred supplier relationships to better ensure more consistent quality, cost, and delivery. There can be no assurances that a disruption in production at Flex or at a supplier would not have a material adverse effect on the Company's operations. In addition, a significant change in the forecasts to any of these preferred suppliers could result in purchase obligations or components that may be in excess of demand.
Changes in segment reporting. Subsequent to the year ended December 31, 2018 and effective January 1, 2019, the Company implemented an organizational change to its operating segments and will report future results under three separate segments: (1) the North America and Latin America ("Americas") region, (2) the Europe, Middle East and Africa ("EMEA") region, and (3) the Asia Pacific and Japan ("Asia Pacific") region, to align with the way the Company's management operates and reviews the results of these businesses.
Note 14 Business Combinations and Other Investment Activities
The Company did not have any acquisition activity in 2018.
During 2017, the Company completed one immaterial business acquisition, which complements and strengthens the Company's research and development department, and released hold-back amounts from prior-year acquisitions for $21 million.
During 2016, the Company completed one immaterial business acquisition, which complements and strengthens the Company's global portfolio, and released hold-back amounts from several prior-year acquisitions for $16 million. The Company also sold the marketing applications business on July 1, 2016.

Note 15 Accumulated Other Comprehensive Income (Loss)
The following table provides information on changes in accumulated other comprehensive income (loss), net of tax ("AOCI"), for the years ended December 31:

In millions	Derivatives	Defined benefit plans	Foreign currency translation adjustments	Total AOCI
Balance as of December 31, 2015	$—	$(29)	$(47)	$(76)
Other comprehensive loss before reclassifications	—	(9)	(7)	(16)
Amounts reclassified from AOCI	—	3	—	3
Net other comprehensive loss	—	(6)	(7)	(13)
Balance as of December 31, 2016	$—	$(35)	$(54)	$(89)
Other comprehensive (loss) income before reclassifications	—	(5)	16	11
Amounts reclassified from AOCI	—	4	—	4
Net other comprehensive (loss) income	—	(1)	16	15
Balance as of December 31, 2017	$—	$(36)	$(38)	$(74)
Other comprehensive loss before reclassifications	(6)	(13)	(13)	(32)
Amounts reclassified from AOCI	—	5	—	5
Net other comprehensive loss	(6)	(8)	(13)	(27)
Balance as of December 31, 2018	$(6)	$(44)	$(51)	$(101)
The following table presents the impact and respective location of AOCI reclassifications in the Consolidated Statements of Income for the years ended December 31:

In millions
AOCI Component	Location	2018	2017	2016
Other Expense	Other Expense	(6)	(5)	(4)
Tax portion	Income tax benefit	1	1	1
Total reclassifications	Net (loss) income	$(5)	$(4)	$(3)
Further information on the Company’s defined benefit plans is included in Note 8.

Note 16 Reorganization and Business Transformation
In 2015, the Company announced a plan to realign Teradata’s business by reducing its cost structure and focusing on the Company’s core data and analytics business. This business transformation included exiting the marketing applications business, rationalizing costs, and modifying the Company’s go-to-market approach. No costs were incurred related to this business transformation plan in 2018. Costs incurred were $26 million in 2017 and $129 million in 2016.

On June 4, 2018, the Company approved a plan to consolidate certain of its operations, including transitioning its corporate headquarters to San Diego, California from its previous location in Dayton, Ohio. This plan, which is being executed in connection with Teradata’s comprehensive business transformation from a data warehouse company to a data analytics platform company, is intended to better align the Company’s skills and resources to effectively pursue opportunities in the marketplace. The Company expects that the costs relating to this consolidation plan will include employee separation benefits, transition support, and other exit-related costs. The employee separation benefit costs are being expensed over the time period that the employees have to work to earn them. The Company expects that it will incur costs and charges, which are substantially all cash expenditures, in the range of approximately $35 to $45 million related to the plan, consisting primarily of the following types of items:

•	$21 to $26 million for employee severance and other employee-related costs,

•	$6 to $8 million of accelerated depreciation for right-to-use assets under ASC 842, and

•	$8 to $11 million for outside service, legal and other associated costs.

The Company incurred a portion of these costs and charges in 2018 and expects to incur the remainder in 2019, with the majority of the cash expenditures in 2019. The Company expects the actions related to the plan will be completed in 2019.

Costs incurred for the plans listed above, are included in the table below:

In millions	2018	2017	2016
Employee severance and other employee related cost	$—	$2	$14
Asset write-downs	—	—	80
Professional services, legal and other associated cost	—	24	35
Employee severance and other employee-related costs related to headquarter transition and business transformation	14	—	—
Transition support and other exit related costs for the headquarter transition and business transformation	9	—	—
Total reorganization and business transformation cost	$23	$26	$129
Of the $23 million total costs in 2018, $11 million was paid out in cash and the remaining $12 million was accrued under other current liabilities at December 31, 2018. The majority of the costs were attributable to the Americas reporting unit and recorded as selling, general and administrative expenses with no impact on our segment gross profit.
The charges for asset write-downs in 2016 were for non-cash write-downs of goodwill, acquired intangibles and other assets. In addition to the costs and charges incurred above, the Company made cash payments of less than $1 million in 2018 and 2017, and $20 million in 2016 related to the 2015 business transformation initiative for employee severance that did not have a material impact on its Statement of Operations due to Teradata accounting for its postemployment benefits under Accounting Standards Codification 712, Compensation - Nonretirement Postemployment Benefits (“ASC 712”), which uses actuarial estimates and defers the immediate recognition of gains or losses.
Note 17 Impairment and Sale of the Marketing Applications Business
On April 22, 2016, the Company entered into a definitive Asset Purchase Agreement (the “Purchase Agreement”) with TMA Solutions, L.P., a Cayman Islands exempted limited partnership and affiliate of Marlin Equity Partners

(“Marlin Equity”), to sell the marketing applications business for $90 million in cash, subject to a post-closing adjustment for working capital, debt and other metrics. We recognized an impairment of goodwill of $57 million and acquired intangibles of $19 million in the first quarter of 2016 to adjust the carrying value of the net assets of our marketing applications business to fair value less cost to sell.
Prior to the sale that occurred on July 1, 2016, the marketing applications business was classified as held for sale and generated revenue of $69 million and an operating loss of $112 million (which includes loss from impairment of goodwill and acquired intangibles of $76 million) for the six months ended June 30, 2016.
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
Note 18 Quarterly Information (unaudited)
The following tables present certain unaudited quarterly financial information for fiscal 2018 and 2017. This supplemental quarterly financial information reflects all normal recurring adjustments, in the opinion of management, necessary to fairly state our results of operations for the periods presented when read in conjunction with the accompanying Consolidated Financial Statements and related Notes.

In millions, except per share amounts	March 31	June 30	September 30	December 31 (1)
2018
Total revenues	$506	$544	$526	$588
Gross profit	$223	$250	$264	$289
Operating (loss) income	$(4)	$10	$14	$23
Net (loss) income	$(7)	$4	$18	$15
Net (loss) income per share:
Basic	$(0.06)	$0.03	$0.15	$0.13
Diluted	$(0.06)	$0.03	$0.15	$0.13
2017
Total revenues	$491	$513	$526	$626
Gross profit	$225	$242	$250	$307
Operating (loss) income	$—	$(1)	$9	$60
Net (loss) income	$(2)	$(4)	$13	$(74)
Net (loss) income per share:
Basic	$(0.02)	$(0.03)	$0.11	$(0.61)
Diluted	$(0.02)	$(0.03)	$0.10	$(0.61)
(1) Loss from operations for the three months ended December 31, 2017 includes $126 million tax impact related to 2017 U.S. Tax Reform.

Item 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.

Item 9A.	CONTROLS AND PROCEDURES
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
Based on their evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective to provide reasonable assurance as of December 31, 2018.
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
Management assessed the effectiveness of Teradata’s internal control over financial reporting as of the end of the period covered by this report. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control – Integrated Framework (2013). Based on our assessment and those criteria, management concluded that Teradata’s internal control over financial reporting was effective as of December 31, 2018.
Teradata’s independent registered public accounting firm has issued their report on the effectiveness of Teradata’s internal control over financial reporting as of December 31, 2018, which appears in this Annual Report.
Changes in Internal Control over Financial Reporting
There have been no changes in our internal control over financial reporting that occurred during the last fiscal quarter ended December 31, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	OTHER INFORMATION
None.
PART III

Item 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information required to be included in Part III Item 10 is set forth under the captions “Election of Directors” and “Additional Information Concerning the Board of Directors” in Teradata’s Notice of Annual Meeting of Stockholders and Proxy Statement to be filed with the SEC within 120 days after the end of our fiscal 2018 year (the “2019 Proxy Statement”) and is incorporated herein by reference. The information under the heading “Executive Officers of the Registrant” in Part I Item 1 of this Annual Report on Form 10-K is also incorporated by reference in this section.

Item 11.	EXECUTIVE COMPENSATION
Information required to be included in Part III Item 11 is set forth under the captions “Director Compensation,” “Compensation Discussion and Analysis,” “Compensation Tables,” “Potential Payments Upon Termination or Change in Control,” “Compensation and Human Resource Committee” and “Board Compensation and Human Resource Committee Report on Executive Compensation” in Teradata’s 2019 Proxy Statement and incorporated herein by reference.

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Information required to be included in Part III Item 12 is set forth under the caption “Stock Ownership” and the caption “Current Equity Compensation Plan Information” under Item 3 of Teradata’s 2019 Proxy Statement and incorporated herein by reference.

Item 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
Information required to be included in Part III Item 13 is set forth under the captions “Related Person Transactions” and “Board Independence and Related Transactions” in Teradata’s 2019 Proxy Statement and incorporated herein by reference.

Item 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES
Information required to be included in Part III Item 14 is set forth under the caption “Fees Paid to Independent Registered Public Accounting Firm” in Teradata’s 2019 Proxy Statement and incorporated herein by reference.

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

3.2	Amended and Restated By-Laws of Teradata Corporation, as amended and restated on July 26, 2016 (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K dated August 1, 2016).

4.1	Common Stock Certificate of Teradata Corporation (incorporated by reference to Exhibit 4.1 to the Quarterly Report on Form 10-Q dated November 13, 2007 (SEC file number 001-33458)).

10.1	Form of Technology Agreement (incorporated by reference to Exhibit 10.6 to the Registration Statement on Form 10).

10.2*	Teradata Corporation Employee Stock Purchase Plan, as amended and restated on January 31, 2012 (incorporated by reference to Exhibit 10.4 to the Quarterly Report on Form 10-Q dated August 6, 2018).

10.3*	Teradata Management Incentive Plan, as amended and restated on February 20, 2018 (incorporated by reference to Exhibit 10.3 to the Annual Report on Form 10-K dated February 23, 2018).

10.4*	Teradata Change in Control Severance Plan, as amended and restated on July 18, 2018 (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q dated November 5, 2018).

10.5*	Teradata Executive Severance Plan, effective as of February 1, 2017 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K dated February 3, 2017).

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

10.7.1*
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

10.7.3*	Form of 2007 Director Option Grant Statement (incorporated by reference to Exhibit 10.11.6 to the Annual Report on Form 10-K dated March 3, 2008 (SEC file number 001-33458)).

10.7.4*
Form of 2008 Director Option Grant Statement under the Teradata Corporation 2007 Stock Incentive Plan (incorporated by reference to Exhibit 10.5 to the Quarterly Report on Form 10-Q dated May 15, 2008 (SEC file number 001-33458)).

10.7.5*
Teradata Corporation Director Compensation Program, as amended and restated and effective on April 17, 2018 (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q dated August 6, 2018 (SEC file number 001-33458)).

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

10.8.25*
Forms of Restricted Share Unit Agreements Under the Teradata 2012 Stock Incentive Plan, approved on November 27, 2017 (incorporated by reference to Exhibit 10.8.25 to the Annual Report on Form 10-K dated February 23, 2018).

10.8.26*
Forms of Restricted Share Unit Agreements For Non-U.S. Employees Under the Teradata 2012 Stock Incentive Plan, approved on November 27, 2017 (incorporated by reference to Exhibit 10.8.26 to the Annual Report on Form 10-K dated February 23, 2018).

10.8.27*
Form of Performance-Based Restricted Share Unit Agreement Under the Teradata 2012 Stock Incentive Plan, approved on November 27, 2017 (incorporated by reference to Exhibit 10.8.27 to the Annual Report on Form 10-K dated February 23, 2018).

10.8.28*
Form of Special Retention Restricted Share Unit Agreement Under the Teradata 2012 Stock Incentive Plan, approved on November 27, 2017 (incorporated by reference to Exhibit 10.8.28 to the Annual Report on Form 10-K dated February 23, 2018).

10.8.29*	Form of Restricted Share Unit Agreement Under the Teradata 2012 Stock Incentive Plan, approved on February 4, 2019.

10.8.30*	Form of Restricted Share Unit Agreement For Non-U.S. Employees Under the Teradata 2012 Stock Incentive Plan, approved on February 4, 2019.

10.8.31*	Form of Performance-Based Restricted Share Unit Agreement Under the Teradata 2012 Stock Incentive Plan, approved on February 4, 2019.

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

10.11*	Offer Letter from Teradata Corporation to Laura Nyquist dated September 20, 2007 (incorporated by reference to Exhibit 10.18 to the Annual Report on Form 10-K dated February 26, 2016).

10.11.1*
Amendment to the Offer Letter from Teradata Corporation to Laura Nyquist effective December 31, 2008 (incorporated by reference to Exhibit 10.18.1 to the Annual Report on Form 10-K dated February 26, 2016).

10.12*	Offer letter from Teradata Corporation to John Dinning dated August 15, 2007 (incorporated by reference to Exhibit 10.21 to the Annual Report on Form 10-K dated February 27, 2017).

10.12.1*
Amendment to the Offer Letter from Teradata Corporation to John Dinning dated September 9, 2011 (incorporated by reference to Exhibit 10.21.1 to the Annual Report on Form 10-K dated February 27, 2017).

10.12.2*
Separation and General Release Agreement between Teradata Corporation and John Dinning dated March 23, 2018 (incorporated by reference to Exhibit 10.4 to the Quarterly Report on Form 10-Q dated May 8, 2018).

10.13*	Offer letter from Teradata Corporation to Oliver Ratzesberger dated June 11, 2013 (incorporated by reference to Exhibit 10.22 to the Annual Report on Form 10-K dated February 27, 2017).

10.14*
Amended offer letter from Teradata Corporation to Mark Culhane dated October 31, 2017 and February 20, 2018 (incorporated by reference to Exhibit 10.16 to the Annual Report on Form 10-K dated February 23, 2018)

10.15*	Offer letter from Teradata Corporation to Reema Poddar dated June 23, 2017.

10.15.1*	Amended offer letter from Teradata Corporation to Reema Poddar dated October 2, 2018.

10.16*	Offer letter from Teradata Corporation to Martyn Etherington dated February 9, 2018.

10.17*	Supplemental offer letter from Teradata Corporation to Laura Nyquist dated June 6, 2018.

10.18
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

10.19
Term Loan Agreement dated as of June 11, 2018 among Teradata Corporation, JPMorgan Chase Bank, N.A., as Administrative Agent, Bank of America, N.A., as Syndication Agent, Citibank, N.A., MUFG Bank, LTD., U.S. Bank National Association, and Wells FargoBank, National Association, as Co-Documentation Agents, and the other lenders party thereto (incorporated by reference to Exhibit 1.2 to the Current Report on Form 8-K dated June 13, 2018).

10.20
Asset Purchase Agreement, by and between Teradata Corporation and TMA Solutions, L.P., dated as of April 22 (incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K dated April 25, 2016).**

21	Subsidiaries of Teradata Corporation.

23.1	Consent of Independent Registered Public Accounting Firm.

31.1	Certification pursuant to Rule 13a-14(a) dated February 25, 2019.

31.2	Certification pursuant to Rule 13a-14(a) dated February 25, 2019.

32	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 dated February 25, 2019.

101
Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Consolidated Statement of Income (Loss) for the twelve month periods ended December 31, 2018, 2017 and 2016, (ii) the Consolidated Statement of Comprehensive Income (Loss) for the twelve month periods ended December 31, 2018, 2017 and 2016, (iii) the Consolidated Balance Sheets at December 31, 2018 and 2017, (iv) the Consolidated Statement of Cash Flows for the twelve month periods ended December 31, 2018, 2017 and 2016, (v) the Consolidated Statement of Changes in Stockholders’ Equity for the twelve month periods ended December 31, 2018, 2017 and 2016, (vi) Financial Statement Schedule II, and (vii) the notes to the Consolidated Financial Statements.

*	Management contracts or compensatory plans, contracts or arrangements.
**
Schedules have been omitted pursuant to Item 601(b)(2) of Regulation S-K. The Company hereby undertakes to furnish supplemental copies of any of the omitted schedules upon request by the U.S. Securities and Exchange Commission.

TERADATA CORPORATION
SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS
(In millions)

Column A	Column B	Column C		Column D	Column E
Description	Balance at Beginning of Period	Provision/reversals Charged to Costs & Expenses	Charged to Other Accounts	Deductions	Balance at End of Period
Allowance for doubtful accounts
Year ended December 31, 2018	$12	$2	$—	$—	$14
Year ended December 31, 2017	$19	$(6)	$—	$1	$12
Year ended December 31, 2016*	$22	$3	$—	$6	$19
Deferred tax valuation allowance
Year ended December 31, 2018	$32	$7	$—	$—	$39
Year ended December 31, 2017	$26	$6	$—	$—	$32
Year ended December 31, 2016	$25	$1	$—	$—	$26
* Above amount included in the deductions within column D is $5 million of reserves transferred in the sale of the marketing application business.

Item 16.	FORM 10-K SUMMARY

None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TERADATA CORPORATION

Date: February 25, 2019	By:	/s/ Mark A. Culhane
Mark A. Culhane
Chief Financial Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Signature	Title

/s/ Oliver Ratzesberger	Director, President and Chief Executive Officer
Oliver Ratzesberger

/s/ Mark A. Culhane	Chief Financial Officer
Mark A. Culhane	(Principal Financial and Accounting Officer)

/s/ Victor L. Lund	Chairman of the Board of Directors
Victor L. Lund

/s/ Michael P. Gianoni	Lead Director
Michael P. Gianoni

/s/ Lisa R. Bacus	Director
Lisa R. Bacus

/s/ Timothy C.K. Chou	Director
Timothy C.K. Chou

/s/ Daniel R. Fishback	Director
Daniel R. Fishback

/s/ Cary T. Fu	Director
Cary T. Fu

/s/ David E. Kepler	Director
David E. Kepler

/s/ Joanne B. Olsen	Director
Joanne Olsen

/s/ James M. Ringler	Director
James M. Ringler

/s/ John G. Schwarz	Director
John G. Schwarz

/s/ William S. Stavropoulos	Director
William S. Stavropoulos
Date: February 25, 2019