Form 10-K/A
period 2018-12-31
TERADATA CORP /DE/
filed 2019-03-01
CIK 816761

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K/A
Amendment No. 1

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

EXPLANATORY NOTE
Teradata Corporation is filing this Amendment No. 1 to its Annual Report on Form 10-K for the fiscal year ended December 31, 2018 filed effective February 26, 2019 (the “Form 10-K”) solely for the purpose of filing a conformed copy of the Consent of Independent Registered Public Accounting Firm dated February 25, 2019 (the “Consent”) filed as Exhibit 23.1 to the Form 10-K. The conformed signature of PricewaterhouseCoopers LLC was inadvertently omitted from the copy of the Consent filed with the Form 10-K. A conformed copy of the Consent is filed as Exhibit 23.1 hereto. There are no other changes made by this Amendment No. 1.

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

21	Subsidiaries of Teradata Corporation.

23.1	Consent of Independent Registered Public Accounting Firm.

31.1	Certification pursuant to Rule 13a-14(a) dated March 1, 2019.

31.2	Certification pursuant to Rule 13a-14(a) dated March 1, 2019.

32	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 dated March 1, 2019.

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

TERADATA CORPORATION

Date: March 1, 2019	By:	/s/ Mark A. Culhane
Mark A. Culhane
Chief Financial Officer