Form 10-Q
period 2019-03-31
TERADATA CORP /DE/
filed 2019-05-06
CIK 816761

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2019
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission File Number 001-33458
TERADATA CORPORATION
(Exact name of registrant as specified in its charter)

Delaware	75-3236470
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)
17095 Via Del Campo
San Diego, California 92127
(Address of principal executive offices) (Zip Code)
Registrant’s telephone number, including area code: (866) 548-8348
Securities registered pursuant to Section 12(b) of the Act:

Title of each class:	Trading Symbol	Name of Each Exchange on which Registered:
Common Stock, $0.10 par value	TDC	New York Stock Exchange
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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
At April 30, 2019, the registrant had approximately 117.1 million shares of common stock outstanding.

PART I—FINANCIAL INFORMATION

Part 1—FINANCIAL INFORMATION

Item 1.	Financial Statements.
Teradata Corporation
Condensed Consolidated Statements of Loss (Unaudited)

	Three Months Ended March 31,
In millions, except per share amounts	2019	2018
Revenue
Recurring	$331	$302
Perpetual software licenses and hardware	31	69
Consulting services	106	135
Total revenue	468	506
Cost of revenue
Cost of recurring	106	90
Cost of perpetual software licenses and hardware	25	48
Cost of consulting services	113	145
Total cost of revenue	244	283
Gross profit	224	223
Operating expenses
Selling, general and administrative expenses	151	152
Research and development expenses	78	75
Total operating expenses	229	227
Loss from operations	(5)	(4)
Other expense, net
Interest expense	(9)	(5)
Interest income	6	3
Other expense	(2)	(2)
Total other expense, net	(5)	(4)
Loss before income taxes	(10)	(8)
Income tax benefit	—	(1)
Net Loss	$(10)	$(7)
Net Loss per common share
Basic	$(0.09)	$(0.06)
Diluted	$(0.09)	$(0.06)
Weighted average common shares outstanding
Basic	117.1	121.4
Diluted	117.1	121.4
See Notes to Condensed Consolidated Financial Statements (Unaudited).

Teradata Corporation
Condensed Consolidated Statements of Comprehensive Loss (Unaudited)

	Three Months Ended March 31,
In millions	2019	2018
Net loss	$(10)	$(7)
Other comprehensive loss:
Foreign currency translation adjustments	(6)	4
Derivatives:
Unrealized loss on derivatives, before tax	(4)	—
Unrealized loss on derivatives, tax portion	1	—
Unrealized loss on derivatives, net of tax	(3)	—
Defined benefit plans:
Defined benefit plan adjustment, before tax	1	—
Defined benefit plan adjustment, tax portion	—	—
Defined benefit plan adjustment, net of tax	1	—
Other comprehensive (loss) income	(8)	4
Comprehensive loss	$(18)	$(3)
See Notes to Condensed Consolidated Financial Statements (Unaudited).

Teradata Corporation
Condensed Consolidated Balance Sheets (Unaudited)

In millions, except per share amounts	March 31, 2019	December 31, 2018
Assets
Current assets
Cash and cash equivalents	$723	$715
Accounts receivable, net	445	588
Inventories	52	28
Other current assets	82	97
Total current assets	1,302	1,428
Property and equipment, net	303	295
Capitalized software, net	60	72
Right of use assets - operating lease, net	60	—
Goodwill	396	395
Acquired intangible assets, net	14	16
Deferred income taxes	66	67
Other assets	85	87
Total assets	$2,286	$2,360
Liabilities and stockholders’ equity
Current liabilities
Current portion of long-term debt	$25	$19
Current portion of finance lease liability	21	17
Current portion of operating lease liability	17	—
Accounts payable	99	141
Payroll and benefits liabilities	103	224
Deferred revenue	569	490
Other current liabilities	80	118
Total current liabilities	914	1,009
Long-term debt	472	478
Finance lease liability	38	30
Operating lease liability	48	—
Pension and other postemployment plan liabilities	104	113
Long-term deferred revenue	100	105
Deferred tax liabilities	4	3
Other liabilities	139	127
Total liabilities	1,819	1,865
Commitments and contingencies (Note 9)
Stockholders’ equity
Preferred stock: par value $0.01 per share, 100.0 shares authorized, no shares issued and outstanding at March 31, 2019 and December 31, 2018, respectively	—	—
Common stock: par value $0.01 per share, 500.0 shares authorized, 117.1 and 116.8 shares issued at March 31, 2019 and December 31, 2018, respectively	1	1
Paid-in capital	1,466	1,418
Accumulated deficit	(891)	(823)
Accumulated other comprehensive loss	(109)	(101)
Total stockholders’ equity	467	495
Total liabilities and stockholders’ equity	$2,286	$2,360
See Notes to Condensed Consolidated Financial Statements (Unaudited).

Teradata Corporation
Condensed Consolidated Statements of Cash Flows (Unaudited)

	Three Months Ended March 31,
In millions	2019	2018
Operating activities
Net loss	$(10)	$(7)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	37	34
Stock-based compensation expense	15	19
Deferred income taxes	2	(5)
Changes in assets and liabilities:
Receivables	143	83
Inventories	(24)	(13)
Current payables and accrued expenses	(171)	(27)
Deferred revenue	74	124
Other assets and liabilities	(17)	(24)
Net cash provided by operating activities	49	184
Investing activities
Expenditures for property and equipment	(15)	(26)
Additions to capitalized software	(1)	(2)
Net cash used in investing activities	(16)	(28)
Financing activities
Repurchases of common stock	(56)	(60)
Repayments of long-term borrowings	—	(15)
Repayments of credit facility borrowings	—	(240)
Payments of finance leases	(3)	—
Other financing activities, net	33	10
Net cash used in financing activities	(26)	(305)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	1	—
Increase (decrease) in cash, cash equivalents and restricted cash	8	(149)
Cash, cash equivalents and restricted cash at beginning of period	716	1,089
Cash, cash equivalents and restricted cash at end of period	$724	$940

Supplemental cash flow disclosure
Non-cash investing and financing activities:
Assets acquired under operating lease	$3	$—
Assets acquired under finance lease	$15	$—
Reconciliation of cash, cash equivalents and restricted cash to the Condensed Consolidated Balance Sheets:

	March 31, 2019	December 31, 2018
Cash and cash equivalents	$723	$715
Restricted cash	1	1
Total cash, cash equivalents and restricted cash	$724	$716

See Notes to Condensed Consolidated Financial Statements (Unaudited).

Teradata Corporation
Condensed Consolidated Statements of Changes in Stockholders’ Equity (Unaudited)

	Common Stock		Paid-in	Accumulated	Accumulated Other Comprehensive
In millions	Shares	Amount	Capital	Deficit	Loss	Total
December 31, 2018	117	$1	$1,418	$(823)	$(101)	495
Net loss	—	—	—	(10)	—	(10)
Employee stock compensation, employee stock purchase programs and option exercises	1	—	48	—	—	48
Repurchases of common stock, retired	(1)	—	—	(58)	—	(58)
Pension and postemployment benefit plans, net of tax	—	—	—	—	1	1
Unrealized loss on derivatives, net of tax	—	—	—	—	(3)	(3)
Currency translation adjustment	—	—	—	—	(6)	(6)
March 31, 2019	117	$1	$1,466	$(891)	$(109)	$467

	Common Stock		Paid-in	Accumulated	Accumulated Other Comprehensive
In millions	Shares	Amount	Capital	Deficit	Loss	Total
December 31, 2017	122	$1	$1,320	$(579)	$(74)	668
Net loss	—	—	—	(7)	—	(7)
Employee stock compensation, employee stock purchase programs and option exercises	1	—	30	—	—	30
Repurchases of common stock, retired	(2)	—	—	(77)	—	(77)
Adoption of ASC 606	—	—	—	26	—	26
Currency translation adjustment	—	—	—	—	4	4
March 31, 2018	121	$1	$1,350	$(637)	$(70)	$644

See Notes to Condensed Consolidated Financial Statements (Unaudited).

Notes to Condensed Consolidated Financial Statements (Unaudited)
1. Basis of Presentation
These statements have been prepared pursuant to the rules and regulations of the United States Securities and Exchange Commission (“SEC”) and, in accordance with those rules and regulations, do not include all information and footnote disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). In the opinion of management, the condensed consolidated financial statements reflect all adjustments, consisting only of normal recurring adjustments, necessary to fairly state the results of operations, financial position and cash flows of Teradata Corporation (“Teradata” or the “Company”) for the interim periods presented herein. The year-end 2018 condensed consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by GAAP. The preparation of condensed consolidated financial statements in conformity with GAAP requires management to make use of estimates and assumptions that affect the reported amounts and disclosures. Actual results may vary from these estimates.
These condensed consolidated interim financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in Teradata’s most recent Annual Report on Form 10-K for the fiscal year ended December 31, 2018 (the “2018 Annual Report”). The results of operations for any interim period are not necessarily indicative of the results of operations to be expected for the full year. Prior period amounts have been restated to conform to the current year presentation, except for lease accounting discussed in Notes 2 and 12.
2. New Accounting Pronouncements

Fair Value Measurement.  In August 2018, the Financial Accounting Standards Board ("FASB") issued new guidance that modifies disclosure requirements related to fair value measurement. The amendments in this update are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. Implementation on a prospective or retrospective basis varies by specific disclosure requirement. Early adoption is permitted. The standard also allows for early adoption of any removed or modified disclosures upon issuance of this update while delaying adoption of the additional disclosures until their effective date. The Company is currently evaluating this guidance to determine the impact it may have on its disclosures.

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

Recently Adopted Guidance
Leases. In February 2016, the FASB issued new guidance under Topic 842, which requires a lessee to account for leases as finance or operating leases. Both types of leases will result in the lessee recognizing a right-of-use asset and a corresponding lease liability on its balance sheet, with differing methodology for income statement and cash flow recognition. For lessors, the standard modifies the classification criteria and the accounting for sales-type and direct financing leases. Entities will classify leases to determine how to recognize lease-related revenue and expense. We adopted the new standard as of January 1, 2019 using the modified retrospective adoption approach utilizing the optional transition method with prior periods not recast and have elected certain of the practical expedients allowed under the standard. The Condensed Consolidated Financial Statements for the quarter ended March 31, 2019 are presented under the new standard, while comparative years presented are not adjusted and continue to be reported in accordance with our historical accounting policy. See Note 12 for more information.
Comprehensive Income. In February 2018, the FASB issued new guidance for Income Statement—Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income (ASU 2018-02), which allows companies to reclassify stranded tax effects resulting from the Tax Reform Act from accumulated other comprehensive income to retained earnings. The impact of applying this standard did not have a material impact on our condensed consolidated financial statements.

Clarifying the Scope and the Accounting Guidance for Contributions Received and Contributions Made. In June 2018, the FASB issued new guidance to clarify and improve the scope and the accounting guidance for contributions received and contributions made. The amendments are intended to assist entities in evaluating whether transactions should be accounted for as contributions (nonreciprocal transactions) or as exchange (reciprocal) transactions and determining whether a contribution is conditional. The Company adopted this guidance on January 1, 2019, which did not have a material impact on our condensed consolidated financial statements.

3. Revenue from Contracts with Customers
Disaggregation of Revenue from Contracts with Customers
The following table presents a disaggregation of revenue:

	Three months ended March 31,
in millions	2019	2018
Americas
Recurring	$213	$194
Perpetual software licenses and hardware	19	22
Consulting services	37	48
Total Americas	269	264
EMEA
Recurring	73	67
Perpetual software licenses and hardware	7	33
Consulting services	33	49
Total EMEA	113	149
APAC
Recurring	45	42
Perpetual software licenses and hardware	5	14
Consulting services	36	37
Total APAC	86	93
Total Revenue	$468	$506

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

	As of
in millions	March 31, 2019	December 31, 2018
Accounts receivable, net	$445	$588
Contract assets	$8	$14
Current deferred revenue	$569	$490
Long-term deferred revenue	$100	$105

Revenue recognized during the three months ended March 31, 2019 from amounts included in deferred revenue at the beginning of the period was $239 million.

Transaction Price Allocated to Unsatisfied Obligations
The following table includes estimated revenue expected to be recognized in the future related to the Company's unsatisfied (or partially satisfied) obligations at March 31, 2019:

in millions	Total at March 31, 2019	Year 1	Year 2 and Thereafter
Remaining unsatisfied obligations	$2,476	$1,160	$1,316

The amounts above represent the price of firm orders for which work has not been performed or goods have not been delivered and exclude unexercised contract options outside the stated contractual term that do not represent material rights to the customer. Although the Company believes that the contract value in the above table is firm, approximately $1,636 million of the amount includes customer-only general cancellation for convenience terms that the Company is contractually obligated to perform unless the customer notifies us. The Company expects to recognize revenue of approximately $412 million in the next year from contracts that are non-cancelable. Customers typically do not cancel before the end of the contractual term and historically the Company has seen very little churn in its customer base. The Company believes the inclusion of this information is important to understanding the obligations that the Company is contractually required to perform and provides useful information regarding remaining obligations related to these executed contracts.

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

in millions	January 1, 2019	Capitalized	Amortization	March 31, 2019
Capitalized contract costs	54	7	(4)	57

5. Supplemental Financial Information

	As of
In millions	March 31, 2019	December 31, 2018
Inventories
Finished goods	$40	$16
Service parts	12	12
Total inventories	$52	$28

Deferred revenue
Deferred revenue, current	$569	$490
Long-term deferred revenue	100	105
Total deferred revenue	$669	$595

6. Goodwill and Acquired Intangible Assets

Effective January 1, 2019, the Company implemented an organizational change to its operating segments and will report future results under the separate segments: Americas, EMEA and APAC. The following table identifies the activity relating to goodwill by operating segment.

In millions	December 31, 2018	Reassignment of Goodwill	Currency translation adjustments	March 31, 2019
Goodwill
Americas	$253	$—	$—	$253
International	142	(142)	—	—
EMEA	—	88	—	88
APAC	—	54	1	55
Total goodwill	$395	$—	$1	$396

Acquired intangible assets were specifically identified when acquired and are deemed to have finite lives. The gross carrying amount and accumulated amortization for the Company's acquired intangible assets were as follows:

		March 31, 2019		December 31, 2018
In millions	Amortization Life (in Years)	Gross Carrying Amount	Accumulated Amortization and Currency Translation Adjustments	Gross Carrying Amount	Accumulated Amortization and Currency Translation Adjustments
Acquired intangible assets
Intellectual property/developed technology	1 to 7	$35	$(21)	$35	$(20)

The aggregate amortization expense (actual and estimated) for acquired intangible assets is as follows:

	Three Months Ended March 31
In millions	2019	2018
Amortization expense	$1	$2

	Actual	For the years ended (estimated)
In millions	2018	2019	2020	2021	2022
Amortization expense	$7	$6	$4	$4	$2

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
The effective tax rate is as follows:

	Three Months Ended March 31,
In millions	2019	2018
Effective tax rate	—%	12.5%

For the three months ended March 31, 2019 and 2018, no material discrete tax items were recorded. The Company estimates its annual effective tax rate for 2019 to be approximately 18%, which takes into consideration, among other things, the forecasted earnings mix by jurisdiction. The effective tax rate in each period was impacted by recurring discrete tax items recognized in the period. Due to the impact of these recurring discrete items, there was no income tax expense on a pre-tax net loss of $10 million in the first quarter of 2019 and a $1 million tax benefit on a pre-tax net loss of $8 million in the first quarter of 2018.
The 2017 Tax Act subjects U.S. shareholders to a tax on global intangible low-taxed income (“GILTI”) earned by certain foreign subsidiaries. The Company has elected to provide for the tax expense related to GILTI in the year the tax is incurred. The Company does not expect a material amount of tax expense related to GILTI based on our forecasted marginal effective tax rate for 2019.
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

The Company performed an initial effectiveness assessment in the second quarter of 2018 on the interest rate swap and the hedge was determined to be effective. The hedge is being evaluated qualitatively on a quarterly basis for effectiveness. Changes in fair value are recorded in Accumulated Other Comprehensive Loss and periodic settlements of the swap will be recorded in interest expense along with the interest on amounts outstanding under the term loan facility.

See Note 10 for additional disclosures related to the fair value of the hedge and foreign exchange forward contracts.
The following table identifies the contract notional amount of the Company’s derivative financial instruments:

	As of
In millions	March 31, 2019	December 31, 2018
Contract notional amount of foreign exchange forward contracts	$200	$256
Net contract notional amount of foreign exchange forward contracts	$25	$35
Contract notional amount of interest rate swap	$500	$500

All derivatives are recognized in the condensed consolidated balance sheets at their fair value. The notional amounts represent agreed-upon amounts on which calculations of dollars to be exchanged are based and are an indication of the extent of Teradata’s involvement in such instruments. These notional amounts do not represent amounts exchanged by the parties and, therefore, are not a measure of the instruments. Refer to Note 10 for disclosures related to the fair value of all derivative assets and liabilities.
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
Guarantees and Product Warranties. Guarantees associated with the Company’s business activities are reviewed for appropriateness and impact to the Company’s financial statements. Periodically, the Company’s customers enter into various leasing arrangements with a third-party leasing company as part of a revenue transaction, whereby the leasing company purchases the equipment from Teradata and leases it to the customer. In some instances, the Company guarantees the leasing company a minimum value at the end of the lease term on the leased equipment. As of March 31, 2019, the maximum future payment obligation of this guaranteed value and the associated liability balance was $3 million.
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

The following table identifies the activity relating to the warranty reserve for the three months ended March 31:

In millions	2019	2018
Warranty reserve liability
Beginning balance at January 1	$3	$4
Accrual of warranties issued	—	1
Settlements (in cash or in kind)	(1)	(2)
Balance at March 31	$2	$3

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
Concentrations of Risk. The Company is potentially subject to concentrations of credit risk on accounts receivable and financial instruments such as hedging instruments, and cash and cash equivalents. Credit risk includes the risk of nonperformance by counterparties. The maximum potential loss may exceed the amount recognized on the balance sheet. Exposure to credit risk is managed through credit approvals, credit limits, selecting major international financial institutions (as counterparties to hedging transactions) and monitoring procedures. Teradata’s business often involves large transactions with customers, and if one or more of those customers were to default in its obligations under applicable contractual arrangements, the Company could be exposed to potentially significant losses. However, management believes that the reserves for potential losses were adequate at March 31, 2019 and December 31, 2018.
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
When deemed appropriate, the Company minimizes its exposure to changes in foreign currency exchange rates through the use of derivative financial instruments, specifically, foreign exchange forward contracts. Additionally, in June 2018, Teradata executed a five-year interest rate swap with a $500 million initial notional amount in order to hedge the floating interest rate on its term-loan. The fair value of these contracts and swaps are measured at the end of each interim reporting period using observable inputs other than quoted prices, specifically market spot and forward exchange rates. As such, these derivative instruments are classified within Level 2 of the valuation hierarchy. Fair value gains for open contracts are recognized as assets and fair value losses are recognized as liabilities. The fair value of the interest rate swap recorded in other liabilities at March 31, 2019 was $12 million. The fair value of foreign exchange forward contracts recorded in other assets and accrued liabilities at March 31, 2019 and December 31, 2018, were not material. Any realized gains or losses would be mitigated by corresponding gains or losses on the underlying exposures. Gains and losses from the Company’s fair value hedges (foreign currency forward contracts and related hedged items) were immaterial for the three months ended March 31, 2019 and 2018.
The Company’s assets and liabilities measured at fair value on a recurring basis and subject to fair value disclosure requirements at March 31, 2019 and December 31, 2018 were as follows:

		Fair Value Measurements at Reporting Date Using
In millions	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Money market funds at March 31, 2019	$290	$290	$—	$—
Money market funds at December 31, 2018	$246	$246	$—	$—
Liabilities
Interest rate swap at March 31, 2019	$12	$—	$12	$—
Interest rate swap at December 31, 2018	$7	$—	$7	$—

11. Debt

On June 11, 2018, Teradata replaced its existing five-year, $400 million revolving credit facility with a new $400 million revolving credit facility (the “Credit Facility”). The Credit Facility ends on June 11, 2023, at which point any remaining outstanding borrowings would be due for repayment unless extended by agreement of the parties for up to two additional one-year periods. In addition, under the terms of the Revolving Credit Agreement, Teradata from time to time and subject to certain conditions may increase the lending commitments under the Revolving Credit Agreement in an aggregate principal amount up to an additional $200 million, to the extent that existing or new lenders agree to provide such additional commitments. The outstanding principal amount of the Revolving Credit Agreement bears interest at a floating rate based upon, at Teradata’s option, a negotiated base rate or a Eurodollar rate plus, in each case, a margin based on Teradata’s leverage ratio. In the near term, Teradata would anticipate choosing a floating rate based on London Interbank Offered Rate (“LIBOR”). The Credit Facility is unsecured but is guaranteed by certain of Teradata’s material domestic subsidiaries and contains certain representations and warranties, conditions, affirmative, negative and financial covenants, and events of default customary for such facilities. As of March 31, 2019, the Company had no borrowings outstanding under the Credit Facility, leaving $400 million in additional borrowing capacity available under the Credit Facility. The Company was in compliance with all covenants as of March 31, 2019.

Also, on June 11, 2018, Teradata closed on a new senior unsecured $500 million five-year term loan, the proceeds of which plus additional cash-on-hand were used to pay off the remaining $525 million of principal on its existing term loan. The $500 million term loan is payable in quarterly installments, which will commence on June 30, 2019 with 1.25% of the initial principal amount due on each of the first eight payment dates; 2.50% of the initial principal amount due on each of the next four payment dates; 5.0% of the initial principal amount due on each of the next three payment dates; and all remaining principal due on June 11, 2023. The outstanding principal amount under the term loan agreement bears interest at a floating rate based upon a negotiated base rate or a Eurodollar rate plus a margin based on the leverage ratio of the Company. As of March 31, 2019, the term loan principal outstanding was $500 million. As disclosed in Note 8, Teradata entered into an interest rate swap to hedge the floating interest rate of the Term Loan. As a result of the swap, Teradata’s fixed rate on the term loan equals 2.86% plus the applicable leverage-based margin as defined in the Term Loan agreement. As of March 31, 2019, the all-in fixed rate is 4.36%. The Company was in compliance with all covenants as of March 31, 2019.

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

12. Leases

Lessee
The Company adopted ASU No. 2016-02, “Leases (Topic 842),” on January 1, 2019, which requires leases with durations greater than twelve months to be recognized on the balance sheet. The Company adopted the standard using the modified retrospective approach utilizing the optional transition method. Prior year financial statements were not recast using this approach. The Company elected the package of practical expedients available for expired or existing contracts, which allowed us to carryforward our historical assessments of (1) whether contracts are or contain leases, (2) lease classification and (3) initial direct costs. Adoption of the new standard resulted in the recording of additional net lease assets and lease liabilities of approximately $68 million and $66 million, respectively, as of January 1, 2019. The standard did not materially impact our consolidated net earnings or cash flows.
The Company leases property and equipment under finance and operating leases. The Company's operating leases consist of automobiles in certain countries and real estate, including office, storage and parking spaces. The duration of these leases range from 2 to 10 years. The Company's finance leases primarily consist of equipment financed for the purpose of delivering services to our customers. For leases with terms greater than 12 months, the Company recorded the related asset and obligation at the present value of lease payments over the term. Many of our leases include variable rental escalation clauses which are recognized when incurred. Some of our leases also include renewal options and/or termination options that are factored into the determination of lease payments and lease terms when it is reasonably certain that the Company will exercise these options. Lease agreements do not contain any material residual value guarantees or material restrictive covenants. Leases with an initial term of 12 months or less are not recorded on the balance sheet. The Company recognizes lease expense for these leases on a straight-line basis over the lease term. For leases beginning in 2019 and later, we account for lease components (e.g., fixed payments including rent, real estate taxes and insurance costs) separately from the non-lease components (e.g., common-area maintenance costs).
When available, the Company uses the rate implicit in the lease to discount lease payments to present value. However, real estate leases do not provide a readily determinable implicit rate. Therefore, the Company must estimate the incremental borrowing rate to discount the lease payments based on information available at lease commencement. The incremental borrowing rate used in the calculation of the lease liability is based on the secured rate associated with financed lease obligations for each location of leased property.

The table below presents the lease-related assets and liabilities recorded on the balance sheet.

		As of
in millions, except weighted average calculations	Classification on the Balance Sheet	March 31, 2019
Assets
Operating lease assets	Right of use assets - operating lease, net	$60
Finance lease assets	Property and equipment, net	67
Total lease assets		$127

Liabilities
Current
Operating	Current portion of operating lease liability	$17
Finance	Current portion of finance lease liability	21
Noncurrent
Operating	Operating lease liability	48
Finance	Finance lease liability	38
Total lease liabilities		$124

Weighted-average remaining lease term
Operating leases		4.18 years
Finance leases		2.61 years
Weighted-average discount rate
Operating leases(1)		5.00%
Finance leases		4.90%

(1) Upon adoption of the new lease standard, discount rates used for existing leases were established based on the Company's incremental borrowing rate at January 1, 2019. For new leases entered after January 1, 2019, the discount rate was determined based on the Company's incremental borrowing rate at lease commencement.

Lessee Costs

The table below presents certain information related to the lease costs for finance and operating leases recognized in the Company's condensed consolidated statements of loss for the three months ended March 31, 2019:

Three Months Ended
in millions	March 31, 2019
Finance lease cost
Depreciation of leased assets	4
Interest of lease liabilities	1
Operating lease cost	12
Sub-lease income from real estate properties owned and leased	(2)
Total lease cost	$15

Other Information

The table below presents supplemental cash flow information related to cash paid for amount included in the measurement of lease liabilities:

Three Months Ended
in millions	March 31, 2019
Operating cash flows for operating leases	$6
Operating cash flows for finance leases	$—
Financing cash flows for finance leases	$3

Undiscounted Cash Flows

The table below reconciles the undiscounted cash flows for each of the first five years and total of the remaining years to the finance lease liabilities and operating lease liabilities recorded on the balance sheet as of March 31, 2019.

in millions	Operating Leases	Finance Leases
2019 (balance of year)	$18	$20
2020	21	24
2021	15	19
2022	11	—
2023	7	—
Thereafter	7	—
Total minimum lease payments	79	63
Less: amount of lease payments representing interest	(14)	(4)
Present value of future minimum lease payments	65	59
Less: current obligations under leases	(17)	(21)
Long-term lease obligations	$48	$38

The table below provides the undiscounted cash flows for the Company's finance lease liabilities and operating lease obligations as of December 31, 2018.

in millions	Operating Leases	Finance Leases
2019	$24	$19
2020	20	31
2021	12	—
2022	11	—
2023	6	—
Thereafter	2	—
Total minimum lease payments	75	50

Lessor

The Company receives rental revenue for leasing hardware offerings to its customers. For our hardware rental offering, the Company owns or leases the hardware and may or may not provide managed services. Leases sometimes include options to renew but typically do not include lessee purchase options. The revenue for these operating leases is generally recognized straight-line over the term of the contract and is included within the recurring revenue caption. Equipment used for this revenue is reported within Property and equipment, net on the condensed consolidated balance sheet.

The following table includes estimated rental revenue expected to be recognized in the future based on executed contracts at March 31, 2019:

in millions	Rental Revenue
2019 (balance of year)	$43
2020	45
2021	20
2022	4
2023	—
Total	$112

Rental revenue for these operating leases, reported within recurring revenue on the condensed consolidated statements of loss, was $14 million for the three months ended March 31, 2019, and $10 million for the three months ended March 31, 2018.

13. Earnings per Share
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

	Three Months Ended March 31,
In millions, except per share amounts	2019	2018
Net loss attributable to common stockholders	$(10)	$(7)
Weighted average outstanding shares of common stock	117.1	121.4
Dilutive effect of employee stock options, restricted stock and other stock awards	—	—
Common stock and common stock equivalents	117.1	121.4
Net loss per share:
Basic	$(0.09)	$(0.06)
Diluted	$(0.09)	$(0.06)

For the first quarter of 2019 and 2018, due to the net loss attributable to Teradata common stockholders, potential common shares that would cause dilution, such as employee stock options, restricted shares and other stock awards, have been excluded from the diluted share count because their effect would have been anti-dilutive. The fully diluted shares would have been 118.7 million in the first quarter of 2019 and 123.4 million in the first quarter of 2018.

Options to purchase 2.1 million shares of common stock for the three months ended March 31, 2019 and 2.7 million shares of common stock for the three months ended March 31, 2018 were not included in the computation of diluted earnings per share because their exercise prices of these options were greater than the average market price of the common shares for the period, and therefore would have been anti-dilutive.
14. Segment and Other Supplemental Information

Effective January 1, 2019, Teradata implemented an organizational change in which Teradata now manages its business under three geographic regions, which are also the Company’s operating segments: (1) Americas region (North America and Latin America); (2) EMEA region (Europe, Middle East and Africa) and (3) APAC region (Asia Pacific and Japan). For purposes of discussing results by segment, management excludes the impact of certain items, consistent with the manner by which management evaluates the performance of each segment. This format is useful to investors because it allows analysis and comparability of operating trends. It also includes the same information that is used by Teradata management to make decisions regarding the segments and to assess financial performance. The chief operating decision maker, who is our President and Chief Executive Officer, evaluates the performance of the segments based on revenue and multiple profit measures, including segment gross profit. For management reporting purposes assets are not allocated to the segments. Prior periods have been restated to conform to the current year presentation.

The following table presents segment revenue and segment gross profit for the Company:

	Three Months Ended March 31,
In millions	2019	2018
Segment revenue
Americas	$269	$264
EMEA	113	149
APAC	86	93
Total revenue	468	506
Segment gross profit
Americas	157	147
EMEA	50	63
APAC	34	35
Total segment gross profit	241	245
Stock-based compensation costs	3	4
Acquisition, integration, reorganization and transformation-related costs	3	3
Amortization of capitalized software costs	11	15
Total gross profit	224	223
Selling, general and administrative expenses	151	152
Research and development expenses	78	75
Loss from operations	$(5)	$(4)

15. Reorganization and Business Transformation
On June 4, 2018, the Company approved a plan to consolidate certain of its operations, including transitioning its corporate headquarters to San Diego, California from its location in Dayton, Ohio. This plan, which is being executed in connection with Teradata’s comprehensive business transformation from a data warehouse company to a data analytics platform company, is intended to better align the Company’s skills and resources to effectively pursue opportunities in the marketplace. The Company recognized costs of $23 million in 2018 and $11 million in 2019 for employee separation benefits, transition support, facilities lease related costs, outside service, legal and other exit-related costs. The employee separation benefit costs are being expensed over the time period that the employees have to work to earn them. The Company expects that it will incur costs and charges in the range of approximately $35 to $40 million related to the plan and expects the actions will be completed in 2019.
Cash paid in 2018 related to the plan listed above was $11 million. The 2019 activity and the reserves related to the plan are as follows:

In millions	Balance at December 31, 2018	Expense accruals	Cash payments	Balance at March 31, 2019
Employee separation benefits costs related to headquarter transition and business transformation	$11	$4	$(8)	$7
Transition support and other exit related costs for the headquarter transition and business transformation	1	1	(2)	—
Total	$12	$5	$(10)	$7

In addition, the Company incurred $6 million of accelerated amortization in the first quarter of 2019 for right-of-use assets associated with the lease on its prior corporate headquarters. The remaining lease liability is included in our operating lease obligations as of March 31, 2019 and is not included in the table above.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”).
You should read the following discussion in conjunction with the Condensed Consolidated Financial Statements and the notes to those statements included elsewhere in this Quarterly Report on Form 10-Q. This Quarterly Report on Form 10-Q contains certain statements that are forward-looking within the meaning of the Private Securities Litigation Reform Act of 1995. Certain statements contained in the MD&A are forward-looking statements that involve risks and uncertainties. The forward-looking statements are not historical facts, but rather are based on current expectations, estimates, assumptions and projections about our industry, business and future financial results. Our actual results could differ materially from the results contemplated by these forward-looking statements due to a number of factors, including those discussed in other sections of this Quarterly Report on Form 10-Q and in the 2018 Annual Report on Form 10-K. The Company does not undertake any obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law.
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
Teradata’s strategy is based on our mission of transforming how businesses work and people live through the power of data. Our target market is what we call "Megadata" companies - those companies that we believe are the world's most demanding, large-scale, users of data. These Megadata companies face significant challenges including siloed data and conflicting and duplicative solutions that typically results in considerable expense to maintain and to manage the complexity. Our strategy is to provide a differentiated set of offerings to the Megadata target market through a portfolio of integrated data and analytic solutions. Teradata Vantage is a highly-scalable, secure, highly-concurrent, and resilient analytics platform that addresses the challenges that Megadata companies face. By offering customers full integration of their datasets, tools, analytics languages, functions, and engines in one analytical platform, Teradata Vantage reduces customers’ complexity, risk, and costs. Teradata Vantage embraces leading commercial and open source technologies including our market-leading integrated data warehouse engine, and it is available in hybrid environments, on-premises or in the cloud.
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
We are continuing to invest in Teradata’s future, including investments to support our cloud-based initiatives, analytical consulting and solutions, realignment of our go-to-market approach, and modernizing our infrastructure.
Teradata has introduced additional financial and performance metrics to allow for greater transparency regarding the progress we are making toward achieving our strategic objectives. These metrics include the following:

•
Annual Recurring Revenue ("ARR") - annual contract value for all active and contractually binding term-based contracts at the end of a period. It includes maintenance, software upgrade rights, subscription-based transactions and managed services.

•	Bookings Mix - subscription bookings divided by the sum of subscription bookings plus perpetual bookings.

First Quarter Financial Overview
As more fully discussed in later sections of this MD&A, the following were significant financial items for the first quarter of 2019:

•
Total revenue was $468 million for the first quarter of 2019, an 8% decrease compared to the first quarter of 2018, with an underlying 10% increase in recurring revenue as the Company's business shifts to subscription-based transactions offset by a 55% decrease in perpetual software licenses and hardware revenue and a 21% decrease in consulting services revenue. Foreign currency fluctuations had a 4% negative impact on total revenue for the quarter.

•	Gross margin increased to 47.9% in the first quarter of 2019 from 44.1% in the first quarter of 2018, primarily due to a higher recurring revenue mix as compared to the prior period.

•
Operating expenses for the first quarter of 2019 increased by 1% compared to the first quarter of 2018 primarily due to higher reorganization and restructuring costs including costs related to the movement of our corporate headquarters to San Diego, California from Dayton, Ohio.

•	Operating loss was $5 million in the first quarter of 2019, compared to $4 million in the first quarter of 2018.

•	Net loss in the first quarter of 2019 was $10 million, compared to $7 million in the first quarter of 2018.

Results of Operations for the Three Months Ended March 31, 2019
Compared to the Three Months Ended March 31, 2018
Revenue

		% of		% of
In millions	2019	Revenue	2018	Revenue
Recurring	$331	70.7%	$302	59.7%
Perpetual software licenses and hardware	31	6.6%	69	13.6%
Consulting services	106	22.7%	135	26.7%
Total revenue	$468	100%	$506	100%

Total revenue was down $38 million or 8% in first quarter of 2019 and included a 4% negative impact from foreign currency fluctuations. Recurring revenue grew 10%, which included a 3% negative impact from foreign currency fluctuations. This is driven by our movement to subscription-based transactions from perpetual software licenses and hardware transactions, which is consistent with our strategy. Under subscription models, we recognize revenue over time as opposed to the upfront recognition under the perpetual model. We expect to continue to have a significant percent of bookings be subscription-based, consistent with our overall strategy and to continue to grow recurring revenue and ARR year-over-year.

Revenues from perpetual software licenses and hardware decreased 55%, including a 1% negative impact from foreign currency fluctuations. We expect perpetual revenues to continue to decline as customers switch to our subscription-based offerings. However, some customers continue to purchase on a perpetual basis. Perpetual revenue is primarily hardware-related, as software is generally being sold on subscription. We expect that perpetual revenue will continue to decline in 2019 and will continue to be predominantly hardware-related.

Consulting services revenue decreased 21% and included a 4% negative impact from foreign currency as we are realigning and focusing our consulting resources on high value, higher margin consulting engagements in our megadata target market, which is intended to increase consumption of Vantage, our software-based analytics platform. In the first quarter we made progress towards our strategy of targeting megadata companies as we continue to finalize the go-to-market realignment plans from a consulting standpoint. We expect consulting revenue to continue to decline as the Company implements this strategic change and focus.

As a portion of the Company’s operations and revenue occur outside the United States, and in currencies other than the U.S. dollar, the Company is exposed to fluctuations in foreign currency exchange rates. Based on currency rates as of April 30, 2019, Teradata is expecting one to two percentage points of negative impact from currency translation on our 2019 full year projected revenue growth rate.
Included below are financial and performance growth metrics for 2019:

•
At the end of the first quarter of 2019, ARR was $1.319 billion, a 9% increase from the first quarter of 2018 including a 3% negative impact from foreign currency as compared to the first quarter of 2018.

•	72% of our bookings mix in the first quarter of 2019 was subscription-based and we continue to expect 70% or more of our 2019 full-year bookings mix to be subscription-based.

Gross Profit

		% of		% of
In millions	2019	Revenue	2018	Revenue
Recurring	$225	68.0%	$212	70.2%
Perpetual software licenses and hardware	6	19.4%	21	30.4%
Consulting services	(7)	(6.6)%	(10)	(7.4)%
Total gross profit	$224	47.9%	$223	44.1%

The decrease in recurring revenue gross profit as a percent of revenue was driven by a higher mix of subscription-based revenue as compared to the prior-year period. Subscription-based transactions are typically lower margin as compared to the recurring revenue from legacy maintenance and software upgrade rights, due to the higher mix of hardware.

The decrease in perpetual software licenses and hardware gross profit as a percent of revenue was driven by a higher mix of hardware revenue as some customers continue to purchase their hardware upfront while buying the software on a subscription basis, which is recorded in recurring revenue.

Consulting services gross profit as a percentage of revenue improved as compared to the prior-year period as the Company is taking steps to focus consulting on the top megadata analytic opportunities to drive consumption of our Vantage software analytics platform and on higher value and higher margin consulting offerings. We continue to expect a decline in overall consulting bookings and revenue compared to prior periods.
Operating Expenses

		% of		% of
In millions	2019	Revenue	2018	Revenue
Selling, general and administrative expenses	$151	32.3%	$152	30.0%
Research and development expenses	78	16.7%	75	14.8%
Total operating expenses	$229	48.9%	$227	44.9%

The selling, general and administrative ("SG&A") expense decrease was driven by lower go-to-market headcount as we have realigned our sales resources around our megadata and commercial markets to align organizational capabilities with our strategy, offset by additional expenses associated with our reorganization and restructure of our operations and our go-to-market functions, including moving our corporate headquarters to San Diego, California from the prior location in Dayton, Ohio.
Research and development ("R&D") expenses increased due to strategic investments in the new Teradata Vantage analytics platform and our cloud offerings.

Other Expense, net

In millions	2019	2018
Interest income	$6	$3
Interest expense	(9)	(5)
Other	(2)	(2)
Other expense, net	$(5)	$(4)
Other expense in the first quarter of 2019 and 2018 is comprised primarily of interest expense on long-term debt and finance leases, partially offset by interest income earned on our cash and cash equivalents. Interest income and expense increased primarily due to increases in interest rates.

Provision for Income Taxes
Income tax provisions for interim periods are based on estimated annual income tax rates, adjusted to reflect the effects of any significant infrequent or unusual items which are required to be discretely recognized within the current interim period. The 2019 and 2018 effective tax rate were both impacted by the passage of the Tax Cuts and Jobs Act (the “2017 Tax Act”), which was signed into law on December 22, 2017.
As a result of the 2017 Tax Act, the Company changed its indefinite reversal assertion related to its undistributed earnings of its foreign subsidiaries and no longer considers a majority of its foreign earnings permanently reinvested outside of the U.S.
The effective tax rates in the periods presented are largely based upon the forecasted pre-tax earnings mix between the U.S. and other foreign taxing jurisdictions where the Company conducts its business. The Company estimates its full-year effective tax rate for 2019 to be approximately 18%, which takes into consideration, among other things, the forecasted earnings mix by jurisdiction and the estimated discrete items to be recognized in 2019. The forecasted tax rate is based on the overseas profits being taxed at an overall effective tax rate of approximately 18%, as compared to the federal statutory tax rate of 21% in the U.S.
The effective tax rate for the three months ended March 31, 2019 and March 31, 2018 were as follows:

	2019	2018
Effective tax rate	—%	12.5%

For the three months ended March 31, 2019 and 2018, no material discrete tax items were recorded. The effective tax rate in each period was impacted by recurring discrete tax items recognized in the period. Due to the impact of these recurring discrete items, there was no income tax expense on a pre-tax net loss of $10 million in the first quarter of 2019 and a $1 million tax benefit on a pre-tax net loss of $8 million in the first quarter of 2018.

Revenue and Gross Profit by Operating Segment

Effective January 1, 2019, Teradata implemented an organizational change in which Teradata now manages its business under three geographic regions, which are also the Company’s operating segments: (1) Americas region (North America and Latin America); (2) EMEA region (Europe, Middle East, and Africa) and (3) APAC region (Asia Pacific and Japan). For purposes of discussing results by segment, management excludes the impact of certain items, consistent with the manner by which management evaluates the performance of each segment. This format is useful to investors because it allows analysis and comparability of operating trends. It also includes the same information that is used by Teradata management to make decisions regarding the segments and to assess financial performance. The chief operating decision maker, who is our President and Chief Executive Officer, evaluates the performance of the segments based on revenue and multiple profit measures, including segment gross profit. For management reporting purposes assets are not allocated to the segments. Our segment results are reconciled to total company results reported under GAAP in Note 14 of Notes to Condensed Consolidated Financial Statements (Unaudited). Prior period results have been restated to conform to the current year presentation.

The following table presents segment revenue and segment gross profit for the Company for the three months ended March 31:

		% of		% of
In millions	2019	Revenue	2018	Revenue
Segment revenue
Americas	$269	57.5%	$264	52.2%
EMEA	113	24.1%	149	29.4%
APAC	86	18.4%	93	18.4%
Total segment revenue	$468	100%	$506	100%
Segment gross profit
Americas	$157	58.4%	$147	55.7%
EMEA	50	44.2%	63	42.3%
APAC	34	39.5%	35	37.6%
Total segment gross profit	$241	51.5%	$245	48.4%
Americas
Revenue increased 2%, which included a 1% unfavorable impact from foreign currency fluctuations. An increase in recurring revenue of 10% was partially offset by a decrease in perpetual software licenses and hardware revenue and decrease in consulting revenue. The increase in recurring revenue and decline in perpetual revenue were driven by the shift to subscription-based transactions. Segment gross profit as a percentage of revenues was higher primarily due to a higher mix of recurring revenue.
EMEA
EMEA revenue decreased 24%, which included a 5% unfavorable impact from currency fluctuations. An increase of 9% in recurring revenue was offset by a decrease in perpetual software licenses and hardware revenue and decrease in consulting revenue. Segment gross profit as a percentage of revenues was higher primarily due to a higher mix of recurring revenue.
APAC
APAC revenue decreased 8%, which included a 5% unfavorable impact from currency fluctuations. An increase in recurring revenue of 7% was offset by a decrease in perpetual software licenses and hardware revenue and decrease in consulting revenue. Segment gross profit as a percentage of revenues was higher primarily due to a higher mix of recurring revenue.

Financial Condition, Liquidity and Capital Resources
Cash provided by operating activities decreased by $135 million in the three months ended March 31, 2019 compared to the three months ended March 31, 2018. Teradata used approximately $29 million of cash in the first quarter of 2019 related to reorganizing and restructuring its operations and go-to-market functions to align to its strategy. The decrease in cash provided by operating activities was also due to cash payments in the first quarter of 2019 related to 2018 variable compensation that were meaningfully higher versus similar payments made in the first quarter of 2018. We also had lower billings in the first quarter of 2019 compared to the first quarter of 2018 due to the shift to subscription-based transactions, which changes the timing of billings versus historical renewals of maintenance and upgrade rights related to perpetual license transactions. In addition, the timing of vendor payments negatively impacted free cash flow in the first quarter.
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
The table below shows net cash provided by operating activities and capital expenditures for the following periods:

	Three Months Ended March 31,
In millions	2019	2018
Net cash provided by operating activities	$49	$184
Less:
Expenditures for property and equipment	(15)	(26)
Additions to capitalized software	(1)	(2)
Free cash flow	$33	$156

Financing activities and certain other investing activities are not included in our calculation of free cash flow. There were no other investing activities for the three months ended March 31, 2019 and 2018.
Teradata’s financing activities for the three months ended March 31, 2019 and 2018 primarily consisted of cash outflows for share repurchases and payments on the revolving credit facility and long-term debt. At March 31, 2019, the Company had no outstanding borrowings on the revolving credit facility. The Company purchased approximately 1.2 million shares of its common stock at an average price per share of $47.00 in the three months ended March 31, 2019, and 2.1 million shares at an average price per share of $37.09 in the three months ended March 31, 2018 under the two share repurchase programs that were authorized by our Board of Directors. The first program (the “dilution offset program”), allows the Company to repurchase Teradata common stock to the extent of cash received from the exercise of stock options and the Teradata Employee Stock Purchase Plan (“ESPP”) to offset dilution from shares issued pursuant to these plans. As of March 31, 2019, under the Company’s second share repurchase program (the “general share repurchase program”), the Company had $230 million of authorization remaining to repurchase outstanding shares of Teradata common stock. Share repurchases made by the Company are reported on a trade date basis. Our share repurchase activity depends on factors such as our working capital needs, our cash requirements for capital investments, our stock price, and economic and market conditions.

Proceeds from the ESPP and the exercise of stock options, net of tax, were $33 million for the three months ended March 31, 2019 and $10 million for the three months ended March 31, 2018. These proceeds are included in other financing activities, net in the Condensed Consolidated Statements of Cash Flows (Unaudited).
Our total cash and cash equivalents held outside the United States in various foreign subsidiaries was $378 million as of March 31, 2019 and $364 million as of December 31, 2018. The remaining balance held in the United States was $345 million as of March 31, 2019 and $351 million as of December 31, 2018. Prior to the enactment of the Tax Act, the Company either reinvested or intended to reinvest its earnings outside of the United States. As a result of the Tax Act, the Company has changed its indefinite reinvestment assertion related to foreign earnings that have been taxed in the United States and now considers a majority of these earnings no longer indefinitely reinvested. Effective January 1, 2018, the United States has moved to a territorial system of international taxation, and as such will generally not subject future foreign earnings to United States taxation upon repatriation in future years.
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
The Company’s ability to generate positive cash flows from operations is dependent on general economic conditions, competitive pressures, and other business and risk factors described in the Company’s 2018 Annual Report on Form 10-K (the “2018 Annual Report”), and elsewhere in this Quarterly Report. If the Company is unable to generate sufficient cash flows from operations, or otherwise comply with the terms of the credit facility and term loan agreement, the Company may be required to seek additional financing alternatives.
Long-term Debt. On June 11, 2018, Teradata replaced its existing five-year, $400 million revolving credit facility with a new $400 million revolving credit facility (the “Credit Facility”). The Credit Facility ends on June 11, 2023 at which point any remaining outstanding borrowings would be due for repayment unless extended by agreement of the parties for up to two additional one-year periods. In addition, under the terms of the Revolving Credit Agreement, Teradata from time to time and subject to certain conditions may increase the lending commitments under the Revolving Credit Agreement in an aggregate principal amount up to an additional $200 million, to the extent that existing or new lenders agree to provide such additional commitments. The outstanding principal amount of the Revolving Credit Agreement bears interest at a floating rate based upon, at Teradata’s option, a negotiated base rate or a Eurodollar rate plus, in each case, a margin based on Teradata’s leverage ratio. In the near term, Teradata would anticipate choosing a floating rate based on London Interbank Offered Rate (“LIBOR”). The Credit Facility is unsecured but is guaranteed by certain of Teradata’s material domestic subsidiaries and contains certain representations and warranties, conditions, affirmative, negative and financial covenants, and events of default customary for such facilities. As of March 31, 2019, the Company had no borrowings outstanding under the Credit Facility, leaving $400 million in additional borrowing capacity available under the Credit Facility. The Company was in compliance with all covenants under the Credit Facility as of March 31, 2019.
Also, on June 11, 2018, Teradata closed on a new senior unsecured $500 million five-year term loan, the proceeds of which plus additional cash-on-hand were used to pay off the remaining $525 million of principal on its existing term loan. The $500 million term loan is payable in quarterly installments, which will commence on June 30, 2019 with 1.25% of the initial principal amount due on each of the first eight payment dates; 2.50% of the initial principal amount due on each of the next four payment dates; 5.0% of the initial principal amount due on each of the next three payment dates; and all remaining principal due on June 11, 2023. The outstanding principal amount under the term loan agreement bears interest at a floating rate based upon a negotiated base rate or a Eurodollar rate plus a margin based on the leverage ratio of the Company. As of March 31, 2019, the term loan principal outstanding was $500 million. Unamortized deferred issuance costs of approximately $3 million are being amortized over the five-year term of the loan. The Company was in compliance with all covenants under the term loan as of March 31, 2019.

In addition, in June 2018, Teradata executed a five-year interest rate swap with a $500 million initial notional amount in order to hedge the floating interest rate on the above-described term loan. The notional amount of the hedge will step-down according to the amortization schedule of the term loan. As a result of the swap, Teradata’s fixed rate on the term loan equals 2.86% plus the applicable leverage-based margin as defined in the Term Loan agreement. As of March 31, 2019, the all-in fixed rate is 4.36%.

Leases. In the normal course of business, the Company enters into operating and finance leases that impact, or could impact, our liquidity. Leases are described in detail in Note 12 of the Notes to the Condensed Consolidated Financial Statements. The table below provides the undiscounted cash flows for the Company's minimum lease obligations as of March 31, 2019:

in millions	Operating Leases	Finance Leases
2019 (balance of year)	$18	$20
2020	21	24
2021	15	19
2022	11	—
2023	7	—
Thereafter	7	—
Total minimum lease payments	79	63

Contractual and Other Commercial Commitments. There has been no significant change in our contractual and other commercial commitments as described in the 2018 Annual Report. Our guarantees and product warranties are discussed in Note 9 of Notes to Condensed Consolidated Financial Statements (Unaudited).
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
In many cases, the accounting treatment of a particular transaction is specifically dictated by GAAP and does not require significant management judgment in its application. There are also areas in which management’s judgment in selecting among available alternatives would not produce a materially different result. With the exception of the adoption of ASC 842, the significant accounting policies and estimates that we believe are the most critical to aid in fully understanding and evaluating our reported financial results are discussed in the 2018 Annual Report. Teradata’s senior management has reviewed these critical accounting policies and related disclosures and determined that there were no significant changes in our critical accounting policies in the three months ended March 31, 2019. Refer to Note 12 of the Notes to the Condensed Consolidated Financial Statements for disclosures regarding estimates and judgments related to lease recognition.
New Accounting Pronouncements
See discussion in Note 2 of Notes to Condensed Consolidated Financial Statements (Unaudited) for new accounting pronouncements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.
There have not been any material changes to the market risk factors previously disclosed in Part II, Item 7A of the Company’s 2018 Annual Report on Form 10-K.

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

Based on their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2019 our disclosure controls and procedures were effective to provide reasonable assurance that the information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.
Changes in Internal Control over Financial Reporting
There have been no changes in our internal control over financial reporting that occurred during the last fiscal quarter ended March 31, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
Purchase of Company Common Stock

Section 16 officers occasionally sell vested shares of restricted stock to the Company at the current market price to cover their withholding taxes. For the three months ended March 31, 2019, the total of these purchases was 114,177 shares at an average price of $46.04 per share.
The following table provides information relating to the Company’s share repurchase programs for the three months ended March 31, 2019:

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Dilution Offset Program (1)	Total Number of Shares Purchased as Part of Publicly Announced General Share Repurchase Program (2)	Maximum Dollar Value that May Yet Be Purchased Under the Dilution Offset Program	Maximum Dollar Value that May Yet Be Purchased Under the General Share Repurchase Program
Month
January 2019	—	NA	—	—	$14,804,798	$252,570,116
February 2019	226,712	$46.28	226,712	—	$18,694,292	$252,570,116
March 2019	1,010,857	$47.16	522,246	488,611	$3,002,235	$229,669,749
First Quarter Total	1,237,569	$47.00	748,958	488,611	$3,002,235	$229,669,749

(1) The dilution offset program allows the Company to repurchase Teradata common stock to the extent of cash received from the exercise of stock options and the Teradata Employee Stock Purchase Plan (“ESPP”) to offset dilution from shares issued pursuant to these plans.

(2) The general share repurchase program authorized by the Board, allows the Company to repurchase outstanding shares of Teradata common stock. Share repurchases made by the Company are reported on a trade date basis.

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

3.2	Amended and Restated By-Laws of Teradata Corporation, as amended and restated on July 26, 2016 (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K dated August 1, 2016).

4.1	Common Stock Certificate of Teradata Corporation (incorporated by reference to Exhibit 4.1 to the Quarterly Report on Form 10-Q dated November 13, 2007 (SEC file number 001-33458)).

10.1*	Separation Letter between Eric P. Tom and the Company executed on February 28, 2019

10.2*	Release of Claims between Eric P. Tom and the Company executed on February 28, 2019.

31.1	Certification pursuant to Rule 13a-14(a), dated May 6, 2019.

31.2	Certification pursuant to Rule 13a-14(a), dated May 6, 2019.

32	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated May 6, 2019.

101
Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Condensed Consolidated Statements of Loss for the three months period ended March 31, 2019 and 2018, (ii) the Condensed Consolidated Statements of Comprehensive Loss for the three months period ended March 31, 2019 and 2018, (iii) the Condensed Consolidated Balance Sheets at March 31, 2019 and December 31, 2018, (iv) the Condensed Consolidated Statements of Cash Flows for the three months period ended March 31, 2019 and 2018, (v) the Condensed Consolidated Statements of Changes in Stockholders' Equity for the three months period ended March 31, 2019 and 2018 and (vi) the notes to the Condensed Consolidated Financial Statements.

* Management contracts or compensatory plans, contracts or arrangements.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TERADATA CORPORATION

Date: May 6, 2019	By:	/s/ Mark A. Culhane
Mark A.Culhane Chief Financial Officer