Form 10-Q
period 2019-06-30
TERADATA CORP /DE/
filed 2019-08-06
CIK 816761

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2019
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission File Number 001-33458
TERADATA CORPORATION
(Exact name of registrant as specified in its charter)

Delaware	75-3236470
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)
17095 Via Del Campo
San Diego, California 92127
(Address of principal executive offices) (Zip Code)
Registrant’s telephone number, including area code: (866) 548-8348
Securities registered pursuant to Section 12(b) of the Act:

Title of each class:	Trading Symbol	Name of Each Exchange on which Registered:
Common Stock, $0.01 par value	TDC	New York Stock Exchange
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐    No  ☒
At July 31, 2019, the registrant had approximately 114.1 million shares of common stock outstanding.

PART I—FINANCIAL INFORMATION

Item 6.	Exhibits	40

	Signatures	41

Part 1—FINANCIAL INFORMATION

Item 1.	Financial Statements.
Teradata Corporation
Condensed Consolidated Statements of (Loss) Income (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
In millions, except per share amounts	2019	2018	2019	2018
Revenue
Recurring	$338	$312	$669	$614
Perpetual software licenses and hardware	29	97	60	166
Consulting services	111	135	217	270
Total revenue	478	544	946	1,050
Cost of revenue
Cost of recurring	107	88	213	178
Cost of perpetual software licenses and hardware	26	73	51	121
Cost of consulting services	109	133	222	278
Total cost of revenue	242	294	486	577
Gross profit	236	250	460	473
Operating expenses
Selling, general and administrative expenses	145	163	296	315
Research and development expenses	81	77	159	152
Total operating expenses	226	240	455	467
Income from operations	10	10	5	6
Other expense, net
Interest expense	(8)	(5)	(17)	(10)
Interest income	6	4	12	7
Other expense	(3)	(3)	(5)	(5)
Total other expense, net	(5)	(4)	(10)	(8)
Income (loss) before income taxes	5	6	(5)	(2)
Income tax expense	6	2	6	1
Net (loss) income	$(1)	$4	$(11)	$(3)
Net (loss) income per common share
Basic	$(0.01)	$0.03	$(0.09)	$(0.02)
Diluted	$(0.01)	$0.03	$(0.09)	$(0.02)
Weighted average common shares outstanding
Basic	115.5	119.5	116.3	120.4
Diluted	115.5	121.5	116.3	120.4
See Notes to Condensed Consolidated Financial Statements (Unaudited).

Teradata Corporation
Condensed Consolidated Statements of Comprehensive Loss (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
In millions	2019	2018	2019	2018
Net (loss) income	$(1)	$4	$(11)	$(3)
Other comprehensive loss:
Foreign currency translation adjustments	(1)	(21)	(7)	(17)
Derivatives:
Unrealized loss on derivatives, before tax	(9)	(3)	(13)	(3)
Unrealized loss on derivatives, tax portion	2	—	3	—
Unrealized loss on derivatives, net of tax	(7)	(3)	(10)	(3)
Defined benefit plans:
Defined benefit plan adjustment, before tax	1	4	2	4
Defined benefit plan adjustment, tax portion	—	(1)	—	(1)
Defined benefit plan adjustment, net of tax	1	3	2	3
Other comprehensive loss	(7)	(21)	(15)	(17)
Comprehensive loss	$(8)	$(17)	$(26)	$(20)
See Notes to Condensed Consolidated Financial Statements (Unaudited).

Teradata Corporation
Condensed Consolidated Balance Sheets (Unaudited)

In millions, except per share amounts	June 30, 2019	December 31, 2018
Assets
Current assets
Cash and cash equivalents	$635	$715
Accounts receivable, net	377	588
Inventories	35	28
Other current assets	82	97
Total current assets	1,129	1,428
Property and equipment, net	317	295
Capitalized software, net	49	72
Right of use assets - operating lease, net	58	—
Goodwill	396	395
Acquired intangible assets, net	12	16
Deferred income taxes	70	67
Other assets	92	87
Total assets	$2,123	$2,360
Liabilities and stockholders’ equity
Current liabilities
Current portion of long-term debt	$25	$19
Current portion of finance lease liability	32	17
Current portion of operating lease liability	20	—
Accounts payable	102	141
Payroll and benefits liabilities	114	224
Deferred revenue	498	490
Other current liabilities	74	118
Total current liabilities	865	1,009
Long-term debt	466	478
Finance lease liability	54	30
Operating lease liability	44	—
Pension and other postemployment plan liabilities	102	113
Long-term deferred revenue	82	105
Deferred tax liabilities	4	3
Other liabilities	139	127
Total liabilities	1,756	1,865
Commitments and contingencies (Note 9)
Stockholders’ equity
Preferred stock: par value $0.01 per share, 100.0 shares authorized, no shares issued and outstanding at June 30, 2019 and December 31, 2018, respectively	—	—
Common stock: par value $0.01 per share, 500.0 shares authorized, 114.1 and 116.8 shares issued at June 30, 2019 and December 31, 2018, respectively	1	1
Paid-in capital	1,491	1,418
Accumulated deficit	(1,009)	(823)
Accumulated other comprehensive loss	(116)	(101)
Total stockholders’ equity	367	495
Total liabilities and stockholders’ equity	$2,123	$2,360
See Notes to Condensed Consolidated Financial Statements (Unaudited).

Teradata Corporation
Condensed Consolidated Statements of Cash Flows (Unaudited)

	Six Months Ended June 30,
In millions	2019	2018
Operating activities
Net loss	$(11)	$(3)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	77	64
Stock-based compensation expense	37	35
Deferred income taxes	—	(6)
Changes in assets and liabilities:
Receivables	211	185
Inventories	(7)	2
Current payables and accrued expenses	(155)	(31)
Deferred revenue	(15)	90
Other assets and liabilities	(33)	(46)
Net cash provided by operating activities	104	290
Investing activities
Expenditures for property and equipment	(27)	(58)
Additions to capitalized software	(2)	(4)
Net cash used in investing activities	(29)	(62)
Financing activities
Repurchases of common stock	(175)	(157)
Repayments of long-term borrowings	(6)	(40)
Repayments of credit facility borrowings	—	(240)
Payments of finance leases	(9)	—
Other financing activities, net	36	18
Net cash used in financing activities	(154)	(419)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	—	(15)
Decrease in cash, cash equivalents and restricted cash	(79)	(206)
Cash, cash equivalents and restricted cash at beginning of period	716	1,089
Cash, cash equivalents and restricted cash at end of period	$637	$883

Supplemental cash flow disclosure:
Assets acquired under operating lease	$4	$—
Assets acquired under finance lease	$48	$—
Reconciliation of cash, cash equivalents and restricted cash to the Condensed Consolidated Balance Sheets:

	June 30, 2019	December 31, 2018
Cash and cash equivalents	$635	$715
Restricted cash	2	1
Total cash, cash equivalents and restricted cash	$637	$716

See Notes to Condensed Consolidated Financial Statements (Unaudited).

Teradata Corporation
Condensed Consolidated Statements of Changes in Stockholders’ Equity (Unaudited)

	Common Stock		Paid-in	Accumulated	Accumulated Other Comprehensive
In millions	Shares	Amount	Capital	Deficit	Loss	Total
December 31, 2018	117	$1	$1,418	$(823)	$(101)	$495
Net loss	—	—	—	(10)	—	(10)
Employee stock compensation, employee stock purchase programs and option exercises	1	—	48	—	—	48
Repurchases of common stock, retired	(1)	—	—	(58)	—	(58)
Pension and postemployment benefit plans, net of tax	—	—	—	—	1	1
Unrealized loss on derivatives, net of tax	—	—	—	—	(3)	(3)
Currency translation adjustment	—	—	—	—	(6)	(6)
March 31, 2019	117	$1	$1,466	$(891)	$(109)	$467
Net loss	—	—	—	(1)	—	(1)
Employee stock compensation, employee stock purchase programs and option exercises	—	—	25	—	—	25
Repurchases of common stock, retired	(3)	—	—	(117)	—	(117)
Pension and postemployment benefit plans, net of tax	—	—	—	—	1	1
Unrealized loss on derivatives, net of tax	—	—	—	—	(7)	(7)
Currency translation adjustment	—	—	—	—	(1)	(1)
June 30, 2019	114	$1	$1,491	$(1,009)	$(116)	$367

	Common Stock		Paid-in	Accumulated	Accumulated Other Comprehensive
In millions	Shares	Amount	Capital	Deficit	Loss	Total
December 31, 2017	122	$1	$1,320	$(579)	$(74)	$668
Net loss	—	—	—	(7)	—	(7)
Employee stock compensation, employee stock purchase programs and option exercises	1	—	30	—	—	30
Repurchases of common stock, retired	(2)	—	—	(77)	—	(77)
Adoption of ASC 606	—	—	—	26	—	26
Currency translation adjustment	—	—	—	—	4	4
March 31, 2018	121	$1	$1,350	$(637)	$(70)	$644
Net income	—	—	—	4	—	4
Employee stock compensation, employee stock purchase programs and option exercises	—	—	26	—	—	26
Repurchases of common stock, retired	(2)	—	—	(81)	—	(81)
Pension and postemployment benefit plans, net of tax	—	—	—	—	3	3
Unrealized loss on derivatives, net of tax	—	—	—	—	(3)	(3)
Currency translation adjustment	—	—	—	—	(21)	(21)
June 30, 2018	$119	$1	$1,376	$(714)	$(91)	$572

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

Codification Improvements to Financial Instruments-Credit Losses, Derivatives and Hedging, and Financial Instruments. In June 2016, the FASB issued Accounting Standards, Measurement of Credit Losses on Financial Instruments, which introduced the expected credit losses methodology for the measurement of credit losses on financial assets measured at amortized cost basis, replacing the previous incurred loss methodology. Since the issuance of this accounting standard, the Board has identified certain areas that require clarification and improvement. In May 2019, the FASB issued guidance that allows entities to make an irrevocable one-time election upon adoption of the new credit losses standard to measure financial assets measured at amortized cost (except held-to-maturity securities) using the fair value option. The election is to be applied on an instrument-by-instrument basis. For entities that have already adopted the new credit losses standard, the relief is effective for fiscal years beginning after December 15, 2019 and interim periods therein, and early adoption is permitted. For all other entities, the guidance is effective upon adoption of the new credit losses standard. The company is currently evaluating this new guidance to determine the impact it may have on our financial position, results of operations or cash flows.

Recently Adopted Guidance
Leases. In February 2016, the FASB issued new guidance under Topic 842, which requires a lessee to account for leases as finance or operating leases. Both types of leases will result in the lessee recognizing a right-of-use asset and a corresponding lease liability on its balance sheet, with differing methodology for income statement and cash flow recognition. For lessors, the standard modifies the classification criteria and the accounting for sales-type and direct financing leases. Entities will classify leases to determine how to recognize lease-related revenue and expense. We adopted the new standard as of January 1, 2019 using the modified retrospective adoption approach utilizing the optional transition method with prior periods not recast and have elected certain of the practical expedients allowed under the standard. The Condensed Consolidated Financial Statements for the three and six months ended June 30, 2019 are presented under the new standard, while comparative years presented are not adjusted and continue to be reported in accordance with our historical accounting policy. See Note 12 for more information.
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

3. Revenue from Contracts with Customers
Disaggregation of Revenue from Contracts with Customers
The following table presents a disaggregation of revenue:

	Three months ended June 30,		Six months ended June 30,
in millions	2019	2018	2019	2018
Americas
Recurring	$217	$199	$430	$392
Perpetual software licenses and hardware	12	40	31	62
Consulting services	40	48	77	97
Total Americas	269	287	538	551
EMEA
Recurring	75	70	148	137
Perpetual software licenses and hardware	10	10	17	43
Consulting services	37	47	70	96
Total EMEA	122	127	235	276
APAC
Recurring	46	43	91	85
Perpetual software licenses and hardware	7	47	12	61
Consulting services	34	40	70	77
Total APAC	87	130	173	223
Total Revenue	$478	$544	$946	$1,050

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

	As of
in millions	June 30, 2019	December 31, 2018
Accounts receivable, net	$377	$588
Contract assets	$6	$14
Current deferred revenue	$498	$490
Long-term deferred revenue	$82	$105

Revenue recognized during the six months ended June 30, 2019 from amounts included in deferred revenue at the beginning of the period was $402 million.

Transaction Price Allocated to Unsatisfied Obligations
The following table includes estimated revenue expected to be recognized in the future related to the Company's unsatisfied (or partially satisfied) obligations at June 30, 2019:

in millions	Total at June 30, 2019	Year 1	Year 2 and Thereafter
Remaining unsatisfied obligations	$2,530	$1,182	$1,348

The amounts above represent the price of firm orders for which work has not been performed or goods have not been delivered and exclude unexercised contract options outside the stated contractual term that do not represent material rights to the customer. Although the Company believes that the contract value in the above table is firm, approximately $1,636 million of the amount includes customer-only general cancellation for convenience terms that the Company is contractually obligated to perform unless the customer notifies us. The Company expects to recognize revenue of approximately $437 million in the next year from contracts that are non-cancelable. Customers typically do not cancel before the end of the contractual term and historically the Company has seen very little churn in its customer base. The Company believes the inclusion of this information is important to understanding the obligations that the Company is contractually required to perform and provides useful information regarding remaining obligations related to these executed contracts.
4. Contract Costs
The Company capitalizes sales commissions and other contract costs that are incremental direct costs of obtaining customer contracts if the expected amortization period of the asset is greater than one year. These costs are recorded in Other Assets on the Company’s balance sheet. The capitalized amounts are calculated based on the annual recurring revenue and total contract value for individual multi-term contracts. The judgments made in determining the amount of costs incurred include whether the commissions are in fact incremental and would not have occurred absent the customer contract. Costs to obtain a contract are amortized as selling, general and administrative expenses on a straight-line basis over the expected period of benefit, which is typically around four years. These costs are periodically reviewed for impairment. The following table identifies the activity relating to capitalized contract costs:

in millions	December 31, 2018	Capitalized	Amortization	June 30, 2019
Capitalized contract costs	54	17	(8)	63

5. Supplemental Financial Information

	As of
In millions	June 30, 2019	December 31, 2018
Inventories
Finished goods	$23	$16
Service parts	12	12
Total inventories	$35	$28

Deferred revenue
Deferred revenue, current	$498	$490
Long-term deferred revenue	82	105
Total deferred revenue	$580	$595

6. Goodwill and Acquired Intangible Assets

Effective January 1, 2019, the Company implemented an organizational change to its operating segments and will report future results under the separate segments: Americas, EMEA and APAC. The following table identifies the activity relating to goodwill by operating segment.

In millions	December 31, 2018	Reassignment of Goodwill	Currency translation adjustments	June 30, 2019
Goodwill
Americas	$253	$—	$—	$253
International	142	(142)	—	—
EMEA	—	88	—	88
APAC	—	54	1	55
Total goodwill	$395	$—	$1	$396

Acquired intangible assets were specifically identified when acquired and are deemed to have finite lives. The gross carrying amount and accumulated amortization for the Company's acquired intangible assets were as follows:

		June 30, 2019		December 31, 2018
In millions	Amortization Life (in Years)	Gross Carrying Amount	Accumulated Amortization and Currency Translation Adjustments	Gross Carrying Amount	Accumulated Amortization and Currency Translation Adjustments
Acquired intangible assets
Intellectual property/developed technology	1 to 7	$35	$(23)	$35	$(20)

The aggregate amortization expense (actual and estimated) for acquired intangible assets is as follows:

	Three Months Ended June 30		Six Months Ended June 30,
In millions	2019	2018	2019	2018
Amortization expense	$1	$2	$3	$4

	Actual	For the years ended (estimated)
In millions	2018	2019	2020	2021	2022
Amortization expense	$7	$6	$4	$4	$2

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
The effective tax rate is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
In millions	2019	2018	2019	2018
Effective tax rate	120.0%	33.3%	(120.0)%	(50.0)%

For the three months and six months ended June 30, 2019, a $4 million discrete tax item was recorded related to an uncertain tax position resulting from the reversal of the Tax Court’s decision in the Altera case by the Ninth Circuit Court of Appeals on June 7, 2019. The Altera case focused on whether current U.S. Treasury Regulations requiring the inclusion of stock-based compensation expense in a taxpayer's cost-sharing calculations are valid. As a result of this discrete item and incremental tax expense related to equity compensation, the Company recorded income tax expense of $6 million on a pre-tax net loss of $5 million for the six months ended June 30, 2019, resulting in an effective income tax rate of (120.0)%.
There were no material discrete tax items recorded for the three or six month periods ended June 30, 2018. Discrete tax items related to interest accruals on uncertain tax positions and equity-based compensation resulted in income tax expense of $1 million on a pre-tax net loss of $2 million for the six months ended June 30, 2018, resulting in an effective income tax rate of (50.0)%.

The Company estimates its annual effective tax rate for 2019 to be approximately 21%, which takes into consideration, among other things, the forecasted earnings mix by jurisdiction. The 2017 Tax Act subjects U.S. shareholders to a tax on global intangible low-taxed income (“GILTI”) earned by certain foreign subsidiaries. The Company has elected to provide for the tax expense related to GILTI in the year the tax is incurred. The Company does not expect a material amount of tax expense related to GILTI based on our forecasted marginal effective tax rate for 2019.
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

In June 2018, Teradata executed a five-year interest rate swap with a $500 million initial notional amount to hedge the floating interest rate of its Term Loan, as more fully described in Note 11. The Company uses interest rate swaps to manage interest rate risks on future interest payments caused by interest rate changes on its variable rate term loan facility. The notional amount of the hedge will step-down according to the amortization schedule of the term loan. The notional amount of the hedge was $494 million as of June 30, 2019.

The Company performed an initial effectiveness assessment in the third quarter of 2018 on the interest rate swap and the hedge was determined to be effective. The hedge is being evaluated qualitatively on a quarterly basis for effectiveness. Changes in fair value are recorded in Accumulated Other Comprehensive Loss and periodic settlements of the swap will be recorded in interest expense along with the interest on amounts outstanding under the term loan facility.
The following table identifies the contract notional amount of the Company’s derivative financial instruments:

	As of
In millions	June 30, 2019	December 31, 2018
Contract notional amount of foreign exchange forward contracts	$156	$256
Net contract notional amount of foreign exchange forward contracts	$46	$35
Contract notional amount of interest rate swap	$494	$500

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
Guarantees and Product Warranties. Guarantees associated with the Company’s business activities are reviewed for appropriateness and impact to the Company’s financial statements. Periodically, the Company’s customers enter into various leasing arrangements with a third-party leasing company as part of a revenue transaction, whereby the leasing company purchases the equipment from Teradata and leases it to the customer. In some instances, the Company guarantees the leasing company a minimum value at the end of the lease term on the leased equipment. As of June 30, 2019, the maximum future payment obligation of this guaranteed value and the associated liability balance was $3 million.
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
The following table identifies the activity relating to the warranty reserve for the six months ended June 30:

In millions	2019	2018
Warranty reserve liability
Beginning balance at January 1	$3	$4
Accrual of warranties issued	1	2
Settlements (in cash or in kind)	(2)	(3)
Balance at June 30	$2	$3

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
Concentrations of Risk. The Company is potentially subject to concentrations of credit risk on accounts receivable and financial instruments such as hedging instruments, and cash and cash equivalents. Credit risk includes the risk of nonperformance by counterparties. The maximum potential loss may exceed the amount recognized on the balance sheet. Exposure to credit risk is managed through credit approvals, credit limits, selecting major international financial institutions (as counterparties to hedging transactions) and monitoring procedures. Teradata’s business often involves large transactions with customers, and if one or more of those customers were to default in its obligations under applicable contractual arrangements, the Company could be exposed to potentially significant losses. However, management believes that the reserves for potential losses were adequate at June 30, 2019 and December 31, 2018.
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
When deemed appropriate, the Company minimizes its exposure to changes in foreign currency exchange rates through the use of derivative financial instruments, specifically, foreign exchange forward contracts. Additionally, in June 2018, Teradata executed a five-year interest rate swap with a $500 million initial notional amount in order to hedge the floating interest rate on its term-loan. The fair value of these contracts and swaps are measured at the end of each interim reporting period using observable inputs other than quoted prices, specifically market spot and forward exchange rates. As such, these derivative instruments are classified within Level 2 of the valuation hierarchy. Fair value of unrealized gains for open contracts are recorded in other assets and the fair value of unrealized losses are recorded in other liabilities in the Company's balance sheet. The fair value of foreign exchange forward contracts recorded in other assets was $1 million and the amount recorded in other liabilities was immaterial at June 30, 2019. The amount of assets and liabilities at December 31, 2018 was not material. Realized gains and losses from the Company’s fair value hedges net of corresponding gains or losses on the underlying exposures were immaterial for the three and six months ended June 30, 2019 and 2018.
The Company’s other assets and liabilities measured at fair value on a recurring basis and subject to fair value disclosure requirements at June 30, 2019 and December 31, 2018 were as follows:

		Fair Value Measurements at Reporting Date Using
In millions	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Money market funds at June 30, 2019	$218	$218	$—	$—
Money market funds at December 31, 2018	$246	$246	$—	$—
Liabilities
Interest rate swap at June 30, 2019	$20	$—	$20	$—
Interest rate swap at December 31, 2018	$7	$—	$7	$—

11. Debt

On June 11, 2018, Teradata replaced its existing five-year, $400 million revolving credit facility with a new 400 million $400 million revolving credit facility (the “Credit Facility”). The Credit Facility ends on June 11, 2023, at which point any remaining outstanding borrowings would be due for repayment unless extended by agreement of the parties for up to two additional one-year periods. In addition, under the terms of the Revolving Credit Agreement, Teradata from time to time and subject to certain conditions may increase the lending commitments under the Revolving Credit Agreement in an aggregate principal amount up to an additional $200 million, to the extent that existing or new lenders agree to provide such additional commitments. The outstanding principal amount of the Revolving Credit Agreement bears interest at a floating rate based upon, at Teradata’s option, a negotiated base rate or a Eurodollar rate plus, in each case, a margin based on Teradata’s leverage ratio. In the near term, Teradata would anticipate choosing a floating rate based on London Interbank Offered Rate (“LIBOR”). The Credit Facility is unsecured but is guaranteed by certain of Teradata’s material domestic subsidiaries and contains certain representations and warranties, conditions, affirmative, negative and financial covenants, and events of default customary for such facilities. As of June 30, 2019, the Company had no borrowings outstanding under the Credit Facility, leaving $400 million in additional borrowing capacity available under the Credit Facility. The Company was in compliance with all covenants as of  June 30, 2019.

Also, on June 11, 2018, Teradata closed on a new senior unsecured $500 million five-year term loan, the proceeds of which plus additional cash-on-hand were used to pay off the remaining $525 million of principal on its existing term loan. The $500 million term loan is payable in quarterly installments, which commenced on June 30, 2019 with 1.25% of the initial principal amount due on each of the first eight payment dates; 2.50% of the initial principal amount due on each of the next four payment dates; 5.0% of the initial principal amount due on each of the next three payment dates; and all remaining principal due on June 11, 2023. The outstanding principal amount under the term loan agreement bears interest at a floating rate based upon a negotiated base rate or a Eurodollar rate plus a margin based on the leverage ratio of the Company. As of June 30, 2019, the term loan principal outstanding was $494 million. As disclosed in Note 8, Teradata entered into an interest rate swap to hedge the floating interest rate of the Term Loan. As a result of the swap, Teradata’s fixed rate on the term loan equals 2.86% plus the applicable leverage-based margin as defined in the Term Loan agreement. As of June 30, 2019, the all-in fixed rate is 4.36%. The Company was in compliance with all covenants as of June 30, 2019.

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
The Company leases property and equipment under finance and operating leases. The Company's operating leases consist of automobiles in certain countries and real estate, including office, storage and parking spaces. The duration of these leases range from 2 to 10 years. The Company's finance leases primarily consist of equipment financed for the purpose of delivering services to our customers. For leases with terms greater than 12 months, the Company recorded the related asset and obligation at the present value of lease payments over the term. Many of our leases include variable rental escalation clauses which are recognized when incurred. Some of our leases also include renewal options and/or termination options that are factored into the determination of lease payments and lease terms when it is reasonably certain that the Company will exercise these options. Lease agreements do not contain any material residual value guarantees or material restrictive covenants. Leases with an initial term of 12 months or less are not recorded on the balance sheet. The Company recognizes lease expense for these leases on a straight-line basis over the lease term. For real estate leases beginning in 2019 and later, we account for lease components (e.g., fixed payments including rent, real estate taxes and insurance costs) separately from the non-lease components (e.g., common-area maintenance costs). For automobile leases we account for lease and non-lease components together.
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

The table below presents the lease-related assets and liabilities recorded on the balance sheet:

		As of
in millions, except weighted average calculations	Classification on the Balance Sheet	June 30, 2019
Assets
Operating lease assets	Right of use assets - operating lease, net	$58
Finance lease assets	Property and equipment, net	90
Total lease assets		$148

Liabilities
Current
Operating	Current portion of operating lease liability	$20
Finance	Current portion of finance lease liability	32
Noncurrent
Operating	Operating lease liability	44
Finance	Finance lease liability	54
Total lease liabilities		$150

Weighted-average remaining lease term
Operating leases		3.78 years
Finance leases		2.59 years
Weighted-average discount rate
Operating leases(1)		5.00%
Finance leases		4.70%

(1) Upon adoption of the new lease standard, discount rates used for existing leases were established based on the Company's incremental borrowing rate at January 1, 2019. For new leases entered after January 1, 2019, the discount rate was determined based on the Company's incremental borrowing rate at lease commencement.

Lessee Costs

The table below presents certain information related to the lease costs for finance and operating leases recognized in the Company's condensed consolidated statements of loss for the three and six months ended June 30, 2019:

	Three Months Ended	Six Months Ended
in millions	June 30, 2019	June 30, 2019
Finance lease cost
Depreciation of leased assets	5	9
Interest of lease liabilities	1	2
Operating lease cost	6	18
Sub-lease income from real estate properties owned and leased	(2)	(4)
Total lease cost	$10	$25

Other Information

The table below presents supplemental cash flow information related to cash paid for amounts included in the measurement of lease liabilities:

Six Months Ended
in millions	June 30, 2019
Operating cash flows for operating leases	$12
Operating cash flows for finance leases	$1
Financing cash flows for finance leases	$9

Undiscounted Cash Flows

The table below reconciles the undiscounted cash flows for each of the first five years and total of the remaining years to the finance lease liabilities and operating lease liabilities recorded on the balance sheet as of June 30, 2019:

in millions	Operating Leases	Finance Leases
2019 (balance of year)	$13	$21
2020	23	35
2021	17	30
2022	11	5
2023	7	—
Thereafter	5	—
Total minimum lease payments	76	91
Less: amount of lease payments representing interest	(12)	(5)
Present value of future minimum lease payments	64	86
Less: current obligations under leases	(20)	(32)
Long-term lease obligations	$44	$54

The table below provides the undiscounted cash flows for the Company's finance lease liabilities and operating lease obligations as of December 31, 2018.

in millions	Operating Leases	Finance Leases
2019	$24	$19
2020	20	31
2021	12	—
2022	11	—
2023	6	—
Thereafter	2	—
Total minimum lease payments	$75	$50

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

The following table includes estimated rental revenue expected to be recognized in the future based on executed contracts at June 30, 2019:

in millions	Rental Revenue
2019 (balance of year)	$38
2020	57
2021	43
2022	14
2023	—
Total	$152

Rental revenue for these operating leases, reported within recurring revenue on the condensed consolidated statements of (loss) income, was $16 million and $30 million for the three and six months ended June 30, 2019, and $9 million and $19 million for the three and six months ended June 30, 2018.

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

	Three Months Ended June 30,		Six Months Ended June 30,
In millions, except per share amounts	2019	2018	2019	2018
Net (loss) income attributable to common stockholders	$(1)	$4	$(11)	$(3)
Weighted average outstanding shares of common stock	115.5	119.5	116.3	120.4
Dilutive effect of employee stock options, restricted stock and other stock awards	—	2.0	—	—
Common stock and common stock equivalents	115.5	121.5	116.3	120.4
Net loss (income) per share:
Basic	$(0.01)	$0.03	$(0.09)	$(0.02)
Diluted	$(0.01)	$0.03	$(0.09)	$(0.02)

For the three months ended June 30, 2019 and six months ended June 30, 2019 and 2018, due to the net loss attributable to Teradata common stockholders, potential common shares that would cause dilution, such as employee stock options, restricted shares and other stock awards, have been excluded from the diluted share count because their effect would have been anti-dilutive. The fully diluted shares would have been 116.7 million for the three months ended June 30, 2019 and 117.7 million and 122.5 million for the six months ended June 30, 2019 and 2018, respectively.
Options to purchase 1.6 million and 1.8 million shares of common stock for the three and six months ended June 30, 2019 and 2.5 million and 2.6 million shares of common stock for the three and six months ended June 30, 2018 were not included in the computation of diluted earnings per share because their exercise prices of these options were greater than the average market price of the common shares for the period, and therefore would have been anti-dilutive.
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

The following table presents segment revenue and segment gross profit for the Company:

	Three Months Ended June 30,		Six Months Ended June 30,
In millions	2019	2018	2019	2018
Segment revenue
Americas	$269	$287	$538	$551
EMEA	122	127	235	276
APAC	87	130	173	223
Total revenue	478	544	946	1,050
Segment gross profit
Americas	158	154	315	301
EMEA	57	54	107	117
APAC	37	58	71	93
Total segment gross profit	252	266	493	511
Stock-based compensation costs	4	4	7	8
Acquisition, integration, reorganization and transformation-related costs	2	—	5	3
Amortization of capitalized software costs	10	12	21	27
Total gross profit	236	250	460	473
Selling, general and administrative expenses	145	163	296	315
Research and development expenses	81	77	159	152
Income from operations	$10	$10	$5	$6

15. Reorganization and Business Transformation
On June 4, 2018, the Company approved a plan to consolidate certain of its operations, including transitioning its corporate headquarters to San Diego, California from its location in Dayton, Ohio. This plan, which is being executed in connection with Teradata’s comprehensive business transformation from a data warehouse company to a data analytics platform company, is intended to better align the Company’s skills and resources to effectively pursue opportunities in the marketplace. The Company recognized costs of $23 million in 2018 and $12 million in 2019 for employee separation benefits, transition support, facilities lease related costs, outside service, legal and other exit-related costs. The employee separation benefit costs are being expensed over the time period that the employees have to work to earn them. The Company expects that it will incur costs and charges in the range of approximately $35 to $40 million related to the plan and expects the actions will be completed in 2019.
Cash paid in 2018 related to the plan listed above was $11 million. The 2019 activity and the reserves related to the plan are as follows:

In millions	Balance at December 31, 2018	Expense accruals	Cash payments	Balance at June 30, 2019
Employee separation benefits costs related to headquarter transition and business transformation	$11	$4	$(13)	$2
Transition support and other exit related costs for the headquarter transition and business transformation	1	2	(3)	—
Total	$12	$6	$(16)	$2

In addition, the Company incurred $6 million of accelerated amortization in the first six months of 2019 for right-of-use assets associated with the lease on its prior corporate headquarters. The remaining lease liability is included in our operating lease obligations as of June 30 2019 and is not included in the table above.

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

Second Quarter Financial Overview
As more fully discussed in later sections of this MD&A, the following were significant financial items for the second quarter of 2019:

•
Total revenue was $478 million for the second quarter of 2019, a 12% decrease compared to the second quarter of 2018, with an underlying 8% increase in recurring revenue as the Company's business shifts to subscription-based transactions offset by a 70% decrease in perpetual software licenses and hardware as deals move to subscription and an 18% decrease in consulting services revenue. Foreign currency fluctuations had a 2% negative impact on total revenue for the quarter.

•	Gross margin increased to 49.4% in the second quarter of 2019 from 46.0% in the second quarter of 2018, primarily due to a higher recurring revenue mix as compared to the prior period.

•	Operating expenses for the second quarter of 2019 decreased by 6% compared to the second quarter of 2018 primarily due to cost management initiatives.

•	Operating income was $10 million in the second quarter of 2019 and 2018.

•	Net loss in the second quarter of 2019 was $1 million, compared to net income of $4 million in the second quarter of 2018.

Results of Operations for the Three Months Ended June 30, 2019
Compared to the Three Months Ended June 30, 2018
Revenue

		% of		% of
In millions	2019	Revenue	2018	Revenue
Recurring	$338	70.7%	$312	57.4%
Perpetual software licenses and hardware	29	6.1%	97	17.8%
Consulting services	111	23.2%	135	24.8%
Total revenue	$478	100%	$544	100%

Total revenue was down $66 million or 12% in second quarter of 2019 and included a 2% negative impact from foreign currency fluctuations. Recurring revenue grew 8%, which included a 3% negative impact from foreign currency fluctuations. This increase in recurring revenue is driven by our movement to subscription-based transactions from perpetual software licenses and hardware transactions, which is consistent with our strategy. Under subscription models, we recognize revenue over time as opposed to the upfront recognition under the perpetual model. We expect to continue to have a significant percentage of bookings be subscription-based, consistent with our overall strategy and to continue to grow recurring revenue and ARR year-over-year.

Revenues from perpetual software licenses and hardware decreased 70%, including a 1% negative impact from foreign currency fluctuations. We expect perpetual revenues to continue to decline as customers switch to our subscription-based offerings. However, some customers continue to purchase on a perpetual basis. Perpetual revenue is primarily hardware-related, as software is generally being sold on subscription. We expect that perpetual revenue will continue to decline in 2019 and will continue to be predominantly hardware-related.

Consulting services revenue decreased 18% and included a 3% negative impact from foreign currency as we are realigning and focusing our consulting resources on higher-margin engagements that drive increased software consumption within our targeted customer base. In the first half of the year we made progress towards our strategy of targeting Megadata companies as we continue to realign our consulting business. We expect consulting revenue to continue to decline as the Company implements this strategic change and focus.

As a portion of the Company’s operations and revenue occur outside the United States, and in currencies other than the U.S. dollar, the Company is exposed to fluctuations in foreign currency exchange rates. Based on currency rates as of July 31, 2019, Teradata is expecting one-to-two percentage points of negative impact from currency translation on our 2019 full year projected revenue growth rate.
Included below are financial and performance growth metrics for 2019:

•
At the end of the second quarter of 2019, ARR was $1,350 million, an 11% increase from the second quarter of 2018 including a 1% negative impact from foreign currency as compared to the second quarter of 2018.

•	90% of our bookings mix in the second quarter of 2019 was subscription-based and we continue to expect 70% or more of our 2019 full-year bookings mix to be subscription-based.

Gross Profit

		% of		% of
In millions	2019	Revenue	2018	Revenue
Recurring	$231	68.3%	$224	71.8%
Perpetual software licenses and hardware	3	10.3%	24	24.7%
Consulting services	2	1.8%	2	1.5%
Total gross profit	$236	49.4%	$250	46.0%

The decrease in recurring revenue gross profit as a percent of revenue was driven by a higher mix of subscription-based revenue as compared to the prior-year period. Subscription-based transactions are typically lower margin as compared to the recurring revenue from legacy software maintenance and software upgrade rights, due to the higher mix of hardware included in subscription-based transactions. Over time, we expect subscription-based margins to increase.

The decrease in perpetual software licenses and hardware gross profit as a percent of revenue was driven by a higher mix of hardware revenue as some customers continue to purchase their hardware upfront while buying the software on a subscription basis, which is recorded in recurring revenue. In addition, our hardware gross margin was negatively impacted by currency swings on inter-company transactions in regions where we cannot hedge currency fluctuations. As we shift to subscription-based transactions and perpetual revenue declines, we expect future perpetual revenue margins to remain lower than prior periods and possibly decline as we exit perpetual-based transactions.

Consulting services gross profit as a percentage of revenue improved slightly as compared to the prior-year period as the Company is taking steps to focus consulting on the top Megadata analytic opportunities to drive consumption of our Vantage software analytics platform and on higher value and higher margin consulting offerings. We continue to expect a decline in overall consulting bookings and revenue compared to prior periods, but we expect future consulting revenue margins to increase.

Operating Expenses

		% of		% of
In millions	2019	Revenue	2018	Revenue
Selling, general and administrative expenses	$145	30.3%	$163	30.0%
Research and development expenses	81	17.0%	77	14.1%
Total operating expenses	$226	47.3%	$240	44.1%

The selling, general and administrative ("SG&A") expense decrease was driven primarily by lower go-to-market headcount from our prior actions to align our go-to-market teams with our focus on our Megadata and commercial target market.
Research and development ("R&D") expenses increased due to strategic investments in the new Teradata Vantage analytics platform and our cloud offerings.

Other Expense, net

In millions	2019	2018
Interest income	$6	$4
Interest expense	(8)	(5)
Other	(3)	(3)
Other expense, net	$(5)	$(4)
Other expense in the second quarter of 2019 and 2018 is comprised primarily of interest expense on long-term debt and finance leases, partially offset by interest income earned on our cash and cash equivalents. Interest income and expense increased compared to the prior year primarily due to increases in interest rates and additional finance leases.
Provision for Income Taxes
Income tax provisions for interim periods are based on estimated annual income tax rates, adjusted to reflect the effects of any significant infrequent or unusual items which are required to be discretely recognized within the current interim period. The 2018 effective tax rate was impacted by the passage of the Tax Cuts and Jobs Act (the “2017 Tax Act”), which was signed into law on December 22, 2017.
As a result of the 2017 Tax Act, the Company changed its indefinite reversal assertion related to its undistributed earnings of its foreign subsidiaries and no longer considers a majority of its foreign earnings permanently reinvested outside of the U.S.
The effective tax rates in the periods presented are largely based upon the forecasted pre-tax earnings mix between the U.S. and other foreign taxing jurisdictions where the Company conducts its business. The Company estimates its full-year effective tax rate for 2019 to be approximately 21%, which takes into consideration, among other things, the forecasted earnings mix by jurisdiction and the estimated discrete items to be recognized in 2019. The forecasted tax rate is based on the overseas profits being taxed at an overall effective tax rate of approximately 18%, as compared to the federal statutory tax rate of 21% in the U.S.
The effective tax rate for the three months ended June 30, 2019 and June 30, 2018 were as follows:

	2019	2018
Effective tax rate	120.0%	33.3%

For the three months ended June 30, 2019, $4 million of discrete tax expense was recorded related to an uncertain tax position resulting from the reversal of the Tax Court’s decision in the Altera case by the Ninth Circuit Court of Appeals on June 7, 2019. The Altera case focused on whether current U.S. Treasury Regulations requiring the inclusion of stock-based compensation expense in a taxpayer's cost-sharing calculations are valid.
For the three months ended June 30, 2018, no material discrete tax items were recorded.

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
The following table presents segment revenue and segment gross profit for the Company for the three months ended June 30:

		% of		% of
In millions	2019	Revenue	2018	Revenue
Segment revenue
Americas	$269	56.3%	$287	52.8%
EMEA	122	25.5%	127	23.3%
APAC	87	18.2%	130	23.9%
Total segment revenue	$478	100%	$544	100%
Segment gross profit
Americas	$158	58.7%	$154	53.7%
EMEA	57	46.7%	54	42.5%
APAC	37	42.5%	58	44.6%
Total segment gross profit	$252	52.7%	$266	48.9%
Americas
Revenue decreased 6%, which included an increase in recurring revenue of 9% offset by a decrease in perpetual software licenses and hardware revenue and decrease in consulting revenue. The increase in recurring revenue and decline in perpetual revenue were driven by the shift to subscription-based transactions. Segment gross profit as a percentage of revenues was higher primarily due to a higher mix of recurring revenue.
EMEA
EMEA revenue decreased 4%, which included a 4% unfavorable impact from foreign currency fluctuations. An increase of 7% in recurring revenue was offset by a decrease in perpetual software licenses and hardware revenue and decrease in consulting revenue. Segment gross profit as a percentage of revenues was higher primarily due to a higher mix of recurring revenue.
APAC
APAC revenue decreased 33%, which included a 4% unfavorable impact from foreign currency fluctuations. An increase in recurring revenue of 7% was offset by a decrease in perpetual software licenses and hardware revenue and decrease in consulting revenue. Segment gross profit as a percentage of revenues was lower primarily due to a decline in consulting margins, which more than offset a favorable higher mix of recurring revenue.
Results of Operations for the Six Months Ended June 30, 2019
Compared to the Six Months Ended June 30, 2018
Revenue

		% of		% of
In millions	2019	Revenue	2018	Revenue
Recurring	$669	70.7%	$614	58.5%
Perpetual software licenses and hardware	60	6.3%	166	15.8%
Consulting services	217	22.9%	270	25.7%
Total revenue	$946	100%	$1,050	100%

Total revenue was down $104 million or 10% in first six months ended June 30, 2019 and included a 3% negative impact from foreign currency fluctuations. Recurring revenue grew 9%, which included a 3% negative impact from foreign currency fluctuations. This is driven by our movement to subscription-based transactions from perpetual software licenses and hardware transactions, which is consistent with our strategy.

Revenues from perpetual software licenses and hardware decreased 64%, including a 1% negative impact from foreign currency fluctuations. The decrease in perpetual software licenses and hardware revenue is consistent with our strategy to sell more subscription-based offerings.

Consulting services revenue decreased 20% and included a 4% negative impact from foreign currency as we are realigning and focusing our consulting resources on higher-margin engagements that drive increased software consumption within our targeted customer base.
Gross Profit

		% of		% of
In millions	2019	Revenue	2018	Revenue
Recurring	$456	68.2%	$436	71.0%
Perpetual software licenses and hardware	9	15.0%	45	27.1%
Consulting services	(5)	(2.3)%	(8)	(3.0)%
Total gross profit	$460	48.6%	$473	45.0%

The decrease in recurring revenue gross profit as a percent of revenue was driven by a higher mix of subscription-based revenue as compared to the prior-year period. Subscription-based transactions are typically lower margin as compared to the recurring revenue from legacy software maintenance and software upgrade rights, due to the higher mix of hardware in subscription-based transactions.

The decrease in perpetual software licenses and hardware gross profit as a percent of revenue was driven by a higher mix of hardware revenue as some customers continue to purchase their hardware upfront while buying the software on a subscription basis, which is recorded in recurring revenue. In addition, our hardware gross margin was negatively impacted by currency swings on inter-company transactions in regions where we cannot hedge currency fluctuations.

Consulting services gross profit as a percentage of revenue improved as compared to the prior-year period as the Company is taking steps to focus consulting on the top Megadata analytic opportunities to drive consumption of our Vantage software analytics platform and on higher value and higher margin consulting offerings.

Operating Expenses

		% of		% of
In millions	2019	Revenue	2018	Revenue
Operating expenses
Selling, general and administrative expenses	$296	31.3%	$315	30.0%
Research and development expenses	159	16.8%	152	14.5%
Total operating expenses	$455	48.1%	$467	44.5%

The SG&A expense decrease was driven by lower go-to-market headcount as we have realigned our go-to-market teams with our focus on our Megadata and commercial target market. This decrease was partially offset by additional expenses associated with our reorganization and restructure of our operations and our go-to-market functions, including moving our corporate headquarters to San Diego, California from the prior location in Dayton, Ohio.
R&D expenses increased due to strategic investments in the new Teradata Vantage analytics platform and our cloud offerings.

Other Expense, net

In millions	2019	2018
Interest income	$12	$7
Interest expense	(17)	(10)
Other	(5)	(5)
Other expense, net	$(10)	$(8)
Other expense in the first six months of 2019 and 2018 is comprised primarily of interest expense on long-term debt and finance leases, partially offset by interest income earned on our cash and cash equivalents. Interest income and expense increased compared to the prior year, primarily due to increases in interest rates and additional finance leases.
Provision for Income Taxes
The effective tax rate for the six months ended June 30, 2019 and June 30, 2018 were as follows:

	2019	2018
Effective tax rate	(120.0)%	(50.0)%

For the six months ended June 30, 2019, $4 million of discrete tax expense was recorded related to an uncertain tax position resulting from the reversal of the Tax Court’s decision in the Altera case by the Ninth Circuit Court of Appeals on June 7, 2019. The Altera case focused on whether current U.S. Treasury Regulations requiring the inclusion of stock-based compensation expense in a taxpayer's cost-sharing calculations are valid. As a result of this discrete item and incremental tax expense related to equity compensation, the Company recorded income tax expense of $6 million on a pre-tax net loss of $5 million for the six months ended June 30, 2019, resulting in an effective income tax rate of (120.0%).
There were no material discrete tax items recorded for the six months ended June 30, 2018. Discrete tax items related to interest accruals on uncertain tax positions and equity-based compensation resulted in income tax expense of $1 million on a pre-tax net loss of $2 million for the six months ended June 30, 2018, resulting in an effective income tax rate of (50.0%).

Revenue and Gross Profit by Operating Segment
The following table presents segment revenue and segment gross profit for the Company for the six months ended June 30:

		% of		% of
In millions	2019	Revenue	2018	Revenue
Segment revenue
Americas	$538	56.9%	$551	52.5%
EMEA	235	24.8%	276	26.3%
APAC	173	18.3%	223	21.2%
Total segment revenue	$946	100%	$1,050	100%
Segment gross profit
Americas	$315	58.6%	$301	54.6%
EMEA	107	45.5%	117	42.4%
APAC	71	41.0%	93	41.7%
Total segment gross profit	$493	52.1%	$511	48.7%
Americas

Revenue decreased 2%, which included a 1% unfavorable impact from foreign currency fluctuations. An increase in recurring revenue was offset by a decrease in perpetual software licenses and hardware revenue and decrease in consulting revenue. The increase in recurring revenue and decline in perpetual revenue were driven by the shift to subscription-based transactions. Segment gross profit as a percentage of revenues was higher primarily due to a higher mix of recurring revenue.
EMEA
EMEA revenue decreased 15%, which includes a 5% unfavorable impact from foreign currency fluctuations. An increase in recurring revenue was offset by a decrease in perpetual software licenses and hardware revenue and decrease in consulting revenue. Segment gross profit as a percentage of revenues was higher primarily due to a higher mix of recurring revenue.
APAC
APAC revenue decreased 22%, which included a 4% unfavorable impact from foreign currency fluctuations. An increase in recurring revenue was offset by a decrease in perpetual software licenses and hardware revenue and a decrease in consulting revenue. Segment gross profit as a percentage of revenues was lower primarily due to a decline in consulting margins, partially offset by a higher mix of recurring revenue.

Financial Condition, Liquidity and Capital Resources
Cash provided by operating activities decreased by $186 million in the six months ended June 30, 2019 compared to the six months ended June 30, 2018. Teradata used approximately $46 million of cash in the first six month of 2019 for reorganizing and restructuring its operations and go-to-market functions to align to its strategy. The decrease in cash provided by operating activities was also due to cash payments in 2019 related to 2018 variable compensation that were meaningfully higher versus similar payments made in 2018 as well as the Company’s ongoing transition to subscription-based purchasing options, which results in the Company collecting less cash in the current period as customers pay over time.
Teradata’s management uses a non-GAAP measure called “free cash flow,” which is not a measure defined under GAAP. We use free cash flow (which we define as net cash provided by operating activities less capital expenditures for property and equipment and additions to capitalized software) as one measure of assessing the financial performance of the Company, and this may differ from the definition used by other companies. The components that are used to calculate free cash flow are GAAP measures taken directly from the Condensed Consolidated Statements of Cash Flows (Unaudited). We believe that free cash flow information is useful for investors because it relates the operating cash flow of the Company to the capital that is spent to continue and improve business operations. In particular, free cash flow indicates the amount of cash available after capital expenditures, for among other things, investments in the Company’s existing businesses, strategic acquisitions and repurchase of Teradata common stock. Free cash flow does not represent the residual cash flow available for discretionary expenditures since there may be other non-discretionary expenditures that are not deducted from the measure. This non-GAAP measure should not be considered a substitute for, or superior to, cash flows from operating activities under GAAP.
The table below shows net cash provided by operating activities and capital expenditures for the following periods:

	Six Months Ended June 30, 2019
In millions	2019	2018
Net cash provided by operating activities	$104	$290
Less:
Expenditures for property and equipment	(27)	(58)
Additions to capitalized software	(2)	(4)
Free cash flow	$75	$228

Financing activities and certain other investing activities are not included in our calculation of free cash flow. There were no other investing activities for the six months ended June 30, 2019 and 2018.
Teradata’s financing activities for the six months ended June 30, 2019 and 2018 primarily consisted of cash outflows for share repurchases and payments on the revolving credit facility, finance leases, and long-term debt. At June 30, 2019, the Company had no outstanding borrowings on the revolving credit facility. The Company purchased approximately 4.3 million shares of its common stock at an average price per share of $40.52 in the six months ended June 30, 2019, and 4.1 million shares at an average price per share of $38.14 in the six months ended June 30, 2018 under the two share repurchase programs that were authorized by our Board of Directors. The first program (the “dilution offset program”), allows the Company to repurchase Teradata common stock to the extent of cash received from the exercise of stock options and the Teradata Employee Stock Purchase Plan (“ESPP”) to offset dilution from shares issued pursuant to these plans. As of June 30, 2019, under the Company’s second share repurchase program (the “general share repurchase program”), the Company had $120 million of authorization remaining to repurchase outstanding shares of Teradata common stock. On July 28, 2019 Teradata's Board of Directors authorized an additional $500 million to be utilized to repurchase Teradata common stock under this share repurchase program. The Company now has a total of $620 million authorized for share repurchases under this share repurchase program. Share repurchases made by the Company are reported on a trade date basis. Our share repurchase activity depends on factors such as our working capital needs, our cash requirements for capital investments, our stock price, and economic and market conditions.

Proceeds from the ESPP and the exercise of stock options, net of tax, were $37 million for the six months ended June 30, 2019 and $20 million for the six months ended June 30, 2018. These proceeds are included in other financing activities, net in the Condensed Consolidated Statements of Cash Flows (Unaudited).
Our total cash and cash equivalents held outside the United States in various foreign subsidiaries was $224 million as of June 30, 2019 and $364 million as of December 31, 2018. The remaining balance held in the United States was $412 million as of June 30, 2019 and $351 million as of December 31, 2018. Prior to the enactment of the Tax Act, the Company either reinvested or intended to reinvest its earnings outside of the United States. As a result of the Tax Act, the Company has changed its indefinite reinvestment assertion related to foreign earnings that have been taxed in the United States and now considers a majority of these earnings no longer indefinitely reinvested. Effective January 1, 2018, the United States has moved to a territorial system of international taxation, and as such will generally not subject future foreign earnings to United States taxation upon repatriation in future years.
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
Long-term Debt. On June 11, 2018, Teradata replaced its existing five-year, $400 million revolving credit facility with a new $400 million revolving credit facility (the “Credit Facility”). The Credit Facility ends on June 11, 2023 at which point any remaining outstanding borrowings would be due for repayment unless extended by agreement of the parties for up to two additional one-year periods. In addition, under the terms of the Revolving Credit Agreement, Teradata from time to time and subject to certain conditions may increase the lending commitments under the Revolving Credit Agreement in an aggregate principal amount up to an additional $200 million, to the extent that existing or new lenders agree to provide such additional commitments. The outstanding principal amount of the Revolving Credit Agreement bears interest at a floating rate based upon, at Teradata’s option, a negotiated base rate or a Eurodollar rate plus, in each case, a margin based on Teradata’s leverage ratio. In the near term, Teradata would anticipate choosing a floating rate based on London Interbank Offered Rate (“LIBOR”). The Credit Facility is unsecured but is guaranteed by certain of Teradata’s material domestic subsidiaries and contains certain representations and warranties, conditions, affirmative, negative and financial covenants, and events of default customary for such facilities. As of June 30, 2019, the Company had no borrowings outstanding under the Credit Facility, leaving $400 million in additional borrowing capacity available under the Credit Facility. The Company was in compliance with all covenants under the Credit Facility as of June 30, 2019.
Also, on June 11, 2018, Teradata closed on a new senior unsecured $500 million five-year term loan, the proceeds of which plus additional cash-on-hand were used to pay off the remaining $525 million of principal on its existing term loan. The $500 million term loan is payable in quarterly installments, which commenced on June 30, 2019 with 1.25% of the initial principal amount due on each of the first eight payment dates; 2.50% of the initial principal amount due on each of the next four payment dates; 5.0% of the initial principal amount due on each of the next three payment dates; and all remaining principal due on June 11, 2023. The outstanding principal amount under the term loan agreement bears interest at a floating rate based upon a negotiated base rate or a Eurodollar rate plus a margin based on the leverage ratio of the Company. As of June 30, 2019, the term loan principal outstanding was $494 million. Unamortized deferred issuance costs of approximately $3 million are being amortized over the five-year term of the loan. The Company was in compliance with all covenants under the term loan as of June 30, 2019.

In addition, in June 2018, Teradata executed a five-year interest rate swap with a $500 million initial notional amount in order to hedge the floating interest rate on the above-described term loan. The notional amount of the hedge will step-down according to the amortization schedule of the term loan. The notional amount of the hedge was $494 million as of June 30, 2019. As a result of the swap, Teradata’s fixed rate on the term loan equals 2.86% plus the applicable leverage-based margin as defined in the Term Loan agreement. As of June 30, 2019, the all-in fixed rate is 4.36%.

Leases. In the normal course of business, the Company enters into operating and finance leases that impact, or could impact, our liquidity. Leases are described in detail in Note 12 of the Notes to the Condensed Consolidated Financial Statements. The table below provides the undiscounted cash flows for the Company's minimum lease obligations as of June 30, 2019:

in millions	Operating Leases	Finance Leases
2019 (balance of year)	$13	$21
2020	23	35
2021	17	30
2022	11	5
2023	7	—
Thereafter	5	—
Total minimum lease payments	$76	$91

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
In many cases, the accounting treatment of a particular transaction is specifically dictated by GAAP and does not require significant management judgment in its application. There are also areas in which management’s judgment in selecting among available alternatives would not produce a materially different result. With the exception of the adoption of ASC 842, the significant accounting policies and estimates that we believe are the most critical to aid in fully understanding and evaluating our reported financial results are discussed in the 2018 Annual Report. Teradata’s senior management has reviewed these critical accounting policies and related disclosures and determined that there were no significant changes in our critical accounting policies in the six months ended June 30, 2019. Refer to Note 12 of the Notes to the Condensed Consolidated Financial Statements for disclosures regarding estimates and judgments related to lease recognition.
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

Based on their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2019 our disclosure controls and procedures were effective to provide reasonable assurance that the information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.
Changes in Internal Control over Financial Reporting
There have been no changes in our internal control over financial reporting that occurred during the last fiscal quarter ended June 30, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Part II—OTHER INFORMATION
Item 1. Legal Proceedings.

On June 19, 2018, the Company and certain of its subsidiaries filed a lawsuit in the U.S. District Court for the Northern District of California against SAP SE, SAP America, Inc., and SAP Labs, LLC (collectively, “SAP”). In the lawsuit, the Company alleges, among other things, that SAP misappropriated certain of the Company’s trade secrets within the Company’s enterprise data analytics and warehousing products and used them to help develop, improve and introduce a competing product. The Company further alleges that SAP has committed copyright infringement and employed anticompetitive practices using its substantial market position in the enterprise resource planning applications market to pressure the Company’s customers and prospective customers to use SAP’s competing product and reduce or eliminate customers' and prospective customers' use of the Company's offerings. The Company seeks an injunction barring SAP’s alleged conduct, monetary damages, and other available legal and equitable relief. In July 2019, SAP filed patent infringement counterclaims against Teradata based on five SAP patents and we plan to vigorously defend against these counterclaims. Currently, it is not possible to determine the likelihood of a loss or a reasonably estimated range of loss, if any, pertaining to the counterclaims.

Item 1A. Risk Factors.

There have not been any material changes to the risk factors previously disclosed in Part I, Item IA of the Company's Annual Report on Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
Purchase of Company Common Stock
Section 16 officers occasionally sell vested shares of restricted stock to the Company at the current market price to cover their withholding taxes. For the six months ended June 30, 2019, the total of these purchases was 114,177 shares at an average price of $46.04 per share.
The following table provides information relating to the Company’s share repurchase programs for the six months ended June 30, 2019:

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Dilution Offset Program (1)	Total Number of Shares Purchased as Part of Publicly Announced General Share Repurchase Program (2)	Maximum Dollar Value that May Yet Be Purchased Under the Dilution Offset Program	Maximum Dollar Value that May Yet Be Purchased Under the General Share Repurchase Program
Month
First Quarter Total	1,237,569	$47.00	748,958	488,611	$3,002,235	$229,669,749
April 2019	469,999	$44.48	68,398	401,601	$2,510,526	$211,761,976
May 2019	2,120,129	$36.99	—	2,120,129	$2,715,474	$136,777,313
June 2019	491,077	$35.68	110,423	380,654	$1,482,900	$119,767,910
Second Quarter Total	3,081,205	$37.92	178,821	2,902,384	$1,482,900	$119,767,910

(1) The dilution offset program allows the Company to repurchase Teradata common stock to the extent of cash received from the exercise of stock options and the Teradata Employee Stock Purchase Plan (“ESPP”) to offset dilution from shares issued pursuant to these plans.

(2) The general share repurchase program authorized by the Board, allows the Company to repurchase outstanding shares of Teradata common stock. Share repurchases made by the Company are reported on a trade date basis. On July 28, 2019 Teradata's Board of Directors authorized an additional $500 million to be utilized to repurchase Teradata common stock under this share repurchase program. The Company now has a total of $620 million authorized for share repurchases under this share repurchase program.

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

3.2	Amended and Restated By-Laws of Teradata Corporation, as amended and restated on July 26, 2016 (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K dated August 1, 2016).

4.1	Common Stock Certificate of Teradata Corporation (incorporated by reference to Exhibit 4.1 to the Quarterly Report on Form 10-Q dated November 13, 2007 (SEC file number 001-33458)).

10.1*	Offer Letter between Scott A. Brown and the Company dated May 31, 2019.

10.2*	Offer Letter between Kathy Cullen-Cote and the Company dated on June 21, 2019.
31.1	Certification pursuant to Rule 13a-14(a), dated August 5, 2019.

31.2	Certification pursuant to Rule 13a-14(a), dated August 5, 2019.

32	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated August 5, 2019.

101
Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Condensed Consolidated Statements of (Loss) Income for the three and six months period ended June 30, 2019 and 2018, (ii) the Condensed Consolidated Statements of Comprehensive Loss for the three and six months period ended June 30, 2019 and 2018, (iii) the Condensed Consolidated Balance Sheets at June 30, 2019 and December 31, 2018, (iv) the Condensed Consolidated Statements of Cash Flows for the six months period ended June 30, 2019 and 2018, (v) the Condensed Consolidated Statements of Changes in Stockholders' Equity for the three and six months period ended June 30, 2019 and 2018 and (vi) the notes to the Condensed Consolidated Financial Statements.

* Management contracts or compensatory plans, contracts or arrangements.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TERADATA CORPORATION

Date: August 5, 2019	By:	/s/ Mark A. Culhane
Mark A.Culhane Chief Financial Officer