Form 10-Q
period 2019-09-30
TERADATA CORP /DE/
filed 2019-11-12
CIK 816761

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2019
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐    No  ☒
At October 31, 2019, the registrant had approximately 112.5 million shares of common stock outstanding.

PART I—FINANCIAL INFORMATION

Item 5.	Other Information	40

Item 6.	Exhibits	41

	Signatures	42

Part 1—FINANCIAL INFORMATION

Item 1.	Financial Statements.
Teradata Corporation
Condensed Consolidated Statements of Income (Loss) (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
In millions, except per share amounts	2019	2018	2019	2018
Revenue
Recurring	$343	$312	$1,012	$926
Perpetual software licenses and hardware	16	77	76	243
Consulting services	100	137	317	407
Total revenue	459	526	1,405	1,576
Cost of revenue
Cost of recurring	110	93	323	271
Cost of perpetual software licenses and hardware	9	43	60	164
Cost of consulting services	93	126	315	404
Total cost of revenue	212	262	698	839
Gross profit	247	264	707	737
Operating expenses
Selling, general and administrative expenses	151	166	447	481
Research and development expenses	86	84	245	236
Total operating expenses	237	250	692	717
Income from operations	10	14	15	20
Other expense, net
Interest expense	(8)	(6)	(19)	(16)
Interest income	4	4	10	11
Other expense	(2)	(2)	(7)	(7)
Total other expense, net	(6)	(4)	(16)	(12)
Income (loss) before income taxes	4	10	(1)	8
Income tax benefit	(6)	(8)	—	(7)
Net income (loss)	$10	$18	$(1)	$15
Net income (loss) per common share
Basic	$0.09	$0.15	$(0.01)	$0.13
Diluted	$0.09	$0.15	$(0.01)	$0.12
Weighted average common shares outstanding
Basic	113.2	118.7	115.2	119.9
Diluted	114.2	120.7	115.2	121.8
See Notes to Condensed Consolidated Financial Statements (Unaudited).

Teradata Corporation
Condensed Consolidated Statements of Comprehensive (Loss) Income (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
In millions	2019	2018	2019	2018
Net income (loss)	$10	$18	$(1)	$15
Other comprehensive loss:
Foreign currency translation adjustments	(11)	(6)	(18)	(23)
Derivatives:
Unrealized (loss) gain on derivatives, before tax	(2)	4	(15)	1
Unrealized (loss) gain on derivatives, tax portion	1	—	4	—
Unrealized (loss) gain on derivatives, net of tax	(1)	4	(11)	1
Defined benefit plans:
Defined benefit plan adjustment, before tax	2	—	4	4
Defined benefit plan adjustment, tax portion	(1)	—	(1)	(1)
Defined benefit plan adjustment, net of tax	1	—	3	3
Other comprehensive loss	(11)	(2)	(26)	(19)
Comprehensive (loss) income	$(1)	$16	$(27)	$(4)
See Notes to Condensed Consolidated Financial Statements (Unaudited).

Teradata Corporation
Condensed Consolidated Balance Sheets (Unaudited)

In millions, except per share amounts	September 30, 2019	December 31, 2018
Assets
Current assets
Cash and cash equivalents	$528	$715
Accounts receivable, net	328	588
Inventories	36	28
Other current assets	86	97
Total current assets	978	1,428
Property and equipment, net	333	295
Capitalized software, net	42	72
Right of use assets - operating lease, net	53	—
Goodwill	394	395
Acquired intangible assets, net	11	16
Deferred income taxes	67	67
Other assets	101	87
Total assets	$1,979	$2,360
Liabilities and stockholders’ equity
Current liabilities
Current portion of long-term debt	$25	$19
Current portion of finance lease liability	42	17
Current portion of operating lease liability	19	—
Accounts payable	103	141
Payroll and benefits liabilities	115	224
Deferred revenue	408	490
Other current liabilities	60	118
Total current liabilities	772	1,009
Long-term debt	460	478
Finance lease liability	66	30
Operating lease liability	41	—
Pension and other postemployment plan liabilities	101	113
Long-term deferred revenue	68	105
Deferred tax liabilities	4	3
Other liabilities	139	127
Total liabilities	1,651	1,865
Commitments and contingencies (Note 9)
Stockholders’ equity
Preferred stock: par value $0.01 per share, 100.0 shares authorized, no shares issued and outstanding at September 30, 2019 and December 31, 2018, respectively	—	—
Common stock: par value $0.01 per share, 500.0 shares authorized, 112.4 and 116.8 shares issued at September 30, 2019 and December 31, 2018, respectively	1	1
Paid-in capital	1,517	1,418
Accumulated deficit	(1,063)	(823)
Accumulated other comprehensive loss	(127)	(101)
Total stockholders’ equity	328	495
Total liabilities and stockholders’ equity	$1,979	$2,360
See Notes to Condensed Consolidated Financial Statements (Unaudited).

Teradata Corporation
Condensed Consolidated Statements of Cash Flows (Unaudited)

	Nine Months Ended September 30,
In millions	2019	2018
Operating activities
Net (loss) income	$(1)	$15
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	113	95
Stock-based compensation expense	59	50
Deferred income taxes	1	(11)
Changes in assets and liabilities:
Receivables	260	182
Inventories	(8)	(15)
Current payables and accrued expenses	(156)	(8)
Deferred revenue	(119)	7
Other assets and liabilities	(55)	(58)
Net cash provided by operating activities	94	257
Investing activities
Expenditures for property and equipment	(43)	(92)
Additions to capitalized software	(3)	(5)
Net cash used in investing activities	(46)	(97)
Financing activities
Repurchases of common stock	(239)	(206)
Repayments of long-term borrowings	(12)	(40)
Repayments of credit facility borrowings	—	(240)
Payments of finance leases	(18)	(1)
Other financing activities, net	40	23
Net cash used in financing activities	(229)	(464)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(6)	(17)
Decrease in cash, cash equivalents and restricted cash	(187)	(321)
Cash, cash equivalents and restricted cash at beginning of period	716	1,089
Cash, cash equivalents and restricted cash at end of period	$529	$768

Supplemental cash flow disclosure:
Assets acquired under operating lease	$5	$—
Assets acquired under finance lease	$78	$23
Reconciliation of cash, cash equivalents and restricted cash to the Condensed Consolidated Balance Sheets:

	September 30, 2019	December 31, 2018
Cash and cash equivalents	$528	$715
Restricted cash	1	1
Total cash, cash equivalents and restricted cash	$529	$716

See Notes to Condensed Consolidated Financial Statements (Unaudited).

Teradata Corporation
Condensed Consolidated Statements of Changes in Stockholders’ Equity (Unaudited)

	Common Stock		Paid-in	Accumulated	Accumulated Other Comprehensive
In millions	Shares	Amount	Capital	Deficit	Loss	Total
December 31, 2018	117	$1	$1,418	$(823)	$(101)	$495
Net loss	—	—	—	(10)	—	(10)
Employee stock compensation, employee stock purchase programs and option exercises	1	—	48	—	—	48
Repurchases of common stock, retired	(1)	—	—	(58)	—	(58)
Pension and postemployment benefit plans, net of tax	—	—	—	—	1	1
Unrealized loss on derivatives, net of tax	—	—	—	—	(3)	(3)
Currency translation adjustment	—	—	—	—	(6)	(6)
March 31, 2019	117	$1	$1,466	$(891)	$(109)	$467
Net loss	—	—	—	(1)	—	(1)
Employee stock compensation, employee stock purchase programs and option exercises	—	—	25	—	—	25
Repurchases of common stock, retired	(3)	—	—	(117)	—	(117)
Pension and postemployment benefit plans, net of tax	—	—	—	—	1	1
Unrealized loss on derivatives, net of tax	—	—	—	—	(7)	(7)
Currency translation adjustment	—	—	—	—	(1)	(1)
June 30, 2019	114	$1	$1,491	$(1,009)	$(116)	$367
Net income	—	—	—	10	—	10
Employee stock compensation, employee stock purchase programs and option exercises	—	—	26	—	—	26
Repurchases of common stock, retired	(2)	—	—	(64)	—	(64)
Pension and postemployment benefit plans, net of tax	—	—	—	—	1	1
Unrealized loss on derivatives, net of tax	—	—	—	—	(1)	(1)
Currency translation adjustment	—	—	—	—	(11)	(11)
September 30, 2019	112	$1	$1,517	$(1,063)	$(127)	$328
See Notes to Condensed Consolidated Financial Statements (Unaudited).

	Common Stock		Paid-in	Accumulated	Accumulated Other Comprehensive
In millions	Shares	Amount	Capital	Deficit	Loss	Total
December 31, 2017	122	$1	$1,320	$(579)	$(74)	$668
Net loss	—	—	—	(7)	—	(7)
Employee stock compensation, employee stock purchase programs and option exercises	1	—	30	—	—	30
Repurchases of common stock, retired	(2)	—	—	(77)	—	(77)
Adoption of ASC 606	—	—	—	26	—	26
Currency translation adjustment	—	—	—	—	4	4
March 31, 2018	121	$1	$1,350	$(637)	$(70)	$644
Net income	—	—	—	4	—	4
Employee stock compensation, employee stock purchase programs and option exercises	—	—	26	—	—	26
Repurchases of common stock, retired	(2)	—	—	(81)	—	(81)
Pension and postemployment benefit plans, net of tax	—	—	—	—	3	3
Unrealized loss on derivatives, net of tax	—	—	—	—	(3)	(3)
Currency translation adjustment	—	—	—	—	(21)	(21)
June 30, 2018	119	$1	$1,376	$(714)	$(91)	$572
Net income	—	—	—	18	—	18
Employee stock compensation, employee stock purchase programs and option exercises	—	—	21	—	—	21
Repurchases of common stock, retired	(1)	—	—	(49)	—	(49)
Unrealized gain on derivatives, net of tax	—	—	—	—	4	4
Currency translation adjustment	—	—	—	—	(6)	(6)
September 30, 2018	118	$1	$1,397	$(745)	$(93)	$560

See Notes to Condensed Consolidated Financial Statements (Unaudited).

Notes to Condensed Consolidated Financial Statements (Unaudited)
1. Basis of Presentation
These statements have been prepared pursuant to the rules and regulations of the United States Securities and Exchange Commission (“SEC”) and, in accordance with those rules and regulations, do not include all information and footnote disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). In the opinion of management, the condensed consolidated financial statements reflect all adjustments, consisting only of normal recurring adjustments, necessary to fairly state the results of operations, financial position and cash flows of Teradata Corporation (“Teradata” or the “Company”) for the interim periods presented herein. The year-end 2018 condensed consolidated balance sheet data was derived from audited financial statements but does not include all disclosures required by GAAP. The preparation of condensed consolidated financial statements in conformity with GAAP requires management to make use of estimates and assumptions that affect the reported amounts and disclosures. Actual results may vary from these estimates.
These condensed consolidated interim financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in Teradata’s most recent Annual Report on Form 10-K for the fiscal year ended December 31, 2018, as amended by Form 10-K/A (the “2018 Annual Report”). The results of operations for any interim period are not necessarily indicative of the results of operations to be expected for the full year. Prior period amounts have been restated to conform to the current year presentation, except for lease accounting discussed in Notes 2 and 12.
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

Codification Improvements to Financial Instruments-Credit Losses, Derivatives and Hedging, and Financial Instruments. In June 2016, the FASB issued Accounting Standards, Measurement of Credit Losses on Financial Instruments, which introduced the expected credit losses methodology for the measurement of credit losses on financial assets measured at amortized cost basis, replacing the previous incurred loss methodology. Since the issuance of this accounting standard, the FASB has identified certain areas that require clarification and improvement. In May 2019, the FASB issued guidance that allows entities to make an irrevocable one-time election upon adoption of the new credit losses standard to measure financial assets measured at amortized cost (except held-to-maturity securities) using the fair value option. The election is to be applied on an instrument-by-instrument basis. For entities that have already adopted the new credit losses standard, the relief is effective for fiscal years beginning after December 15, 2019 and interim periods therein, and early adoption is permitted. For all other entities, the guidance is effective upon adoption of the new credit losses standard. The company is currently evaluating this new guidance to determine the impact it may have on our financial position, results of operations or cash flows.

Recently Adopted Guidance
Leases. In February 2016, the FASB issued new guidance, which requires a lessee to account for leases as finance or operating leases. Both types of leases will result in the lessee recognizing a right-of-use asset and a corresponding lease liability on its balance sheet, with differing methodology for income statement and cash flow recognition. For lessors, the standard modifies the classification criteria and the accounting for sales-type and direct financing leases. Entities will classify leases to determine how to recognize lease-related revenue and expense. We adopted the new standard as of January 1, 2019 using the modified retrospective adoption approach utilizing the optional transition method with prior periods not recast and have elected certain of the practical expedients allowed under the standard. The Condensed Consolidated Financial Statements for the three and nine months ended September 30, 2019 are presented under the new standard, while comparative years presented are not adjusted and continue to be reported in accordance with our historical accounting policy. See Note 12 for more information.
Comprehensive Income. In February 2018, the FASB issued new guidance for Income Statement—Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income (ASU 2018-02), which allows companies to reclassify stranded tax effects resulting from the Tax Cuts and Jobs Act of 2017 (the "2017 Tax Act") from accumulated other comprehensive income to retained earnings. The impact of applying this standard did not have a material impact on our condensed consolidated financial statements.

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

3. Revenue from Contracts with Customers
Disaggregation of Revenue from Contracts with Customers
The following table presents a disaggregation of revenue:

	Three months ended September 30,		Nine months ended September 30,
in millions	2019	2018	2019	2018
Americas
Recurring	$222	$198	$652	$590
Perpetual software licenses and hardware	—	31	31	93
Consulting services	34	48	111	145
Total Americas	256	277	794	828
EMEA
Recurring	75	70	223	207
Perpetual software licenses and hardware	12	26	29	69
Consulting services	31	43	101	139
Total EMEA	118	139	353	415
APAC
Recurring	46	44	137	129
Perpetual software licenses and hardware	4	20	16	81
Consulting services	35	46	105	123
Total APAC	85	110	258	333
Total Revenue	$459	$526	$1,405	$1,576

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

	As of
in millions	September 30, 2019	December 31, 2018
Accounts receivable, net	$328	$588
Contract assets	$8	$14
Current deferred revenue	$408	$490
Long-term deferred revenue	$68	$105

Revenue recognized during the nine months ended September 30, 2019 from amounts included in deferred revenue at the beginning of the period was $468 million.

Transaction Price Allocated to Unsatisfied Obligations
The following table includes estimated revenue expected to be recognized in the future related to the Company's unsatisfied (or partially satisfied) obligations at September 30, 2019:

in millions	Total at September 30, 2019	Year 1	Year 2 and Thereafter
Remaining unsatisfied obligations	$2,558	$1,210	$1,348

The amounts above represent the price of firm orders for which work has not been performed or goods have not been delivered and exclude unexercised contract options outside the stated contractual term that do not represent material rights to the customer. Although the Company believes that the contract value in the above table is firm, approximately $1,831 million of the amount includes customer-only general cancellation for convenience terms that the Company is contractually obligated to perform unless the customer notifies us. The Company expects to recognize revenue of approximately $300 million in the next year from contracts that are non-cancelable. Customers typically do not cancel before the end of the contractual term and historically the Company has seen very little churn in its customer base. The Company believes the inclusion of this information is important to understanding the obligations that the Company is contractually required to perform and provides useful information regarding remaining obligations related to these executed contracts.
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

in millions	December 31, 2018	Capitalized	Amortization	September 30, 2019
Capitalized contract costs	$54	$37	$(14)	$77

5. Supplemental Financial Information

	As of
In millions	September 30, 2019	December 31, 2018
Inventories
Finished goods	$24	$16
Service parts	12	12
Total inventories	$36	$28

Deferred revenue
Deferred revenue, current	$408	$490
Long-term deferred revenue	68	105
Total deferred revenue	$476	$595

6. Goodwill and Acquired Intangible Assets

Effective January 1, 2019, the Company implemented an organizational change to its operating segments and will report future results under the separate segments: Americas, EMEA and APAC. The following table identifies the activity relating to goodwill by operating segment.

In millions	December 31, 2018	Reassignment of Goodwill	Currency translation adjustments	September 30, 2019
Goodwill
Americas	$253	$—	$—	$253
International	142	(142)	—	—
EMEA	—	88	(1)	87
APAC	—	54	—	54
Total goodwill	$395	$—	$(1)	$394

Acquired intangible assets were specifically identified when acquired and are deemed to have finite lives. The gross carrying amount and accumulated amortization for the Company's acquired intangible assets were as follows:

		September 30, 2019		December 31, 2018
In millions	Amortization Life (in Years)	Gross Carrying Amount	Accumulated Amortization and Currency Translation Adjustments	Gross Carrying Amount	Accumulated Amortization and Currency Translation Adjustments
Acquired intangible assets
Intellectual property/developed technology	5	$35	$(24)	$35	$(20)

The aggregate amortization expense (actual and estimated) for acquired intangible assets is as follows:

	Three Months Ended September 30		Nine Months Ended September 30,
In millions	2019	2018	2019	2018
Amortization expense	$1	$1	$4	$5

	Actual	For the years ended (estimated)
In millions	2018	2019	2020	2021	2022
Amortization expense	$7	$6	$4	$4	$2

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
The effective tax rate is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
In millions	2019	2018	2019	2018
Effective tax rate	(150.0)%	(80.0)%	—%	(87.5)%

For the three months ended September 30, 2019, a $5 million discrete tax benefit was recorded related to the reversal of an uncertain tax position resulting from the expiration of the statute of limitations. For the nine months ended September 30, 2019, the $5 million discrete tax benefit was partially offset by $4 million in discrete tax expense recorded in the second quarter related to the reversal of the United States Tax Court’s decision in the Altera Corp. v. Commissioner case by the Ninth Circuit Court of Appeals on June 7, 2019. The Altera case focused on whether current U.S. Treasury Regulations requiring the inclusion of stock-based compensation expense in a taxpayer's cost-sharing calculations are valid. As a result of these discrete items and incremental tax expense related to equity compensation, the Company recorded insignificant income tax expense on a pre-tax net loss of $1 million for the nine months ended September 30, 2019, resulting in an effective income tax rate of zero percent.
For the three and nine months ended September 30, 2018, the Company recorded a $7 million tax benefit as an adjustment to the provisional estimates as a result of additional regulatory guidance and changes in interpretations and assumptions the Company has made as a result of the 2017 Tax Act. This resulted in an income tax benefit for the respective periods.

The Company estimates its annual effective tax rate for 2019 to be approximately 300%, which takes into consideration, among other things, the forecasted earnings mix by jurisdiction, and the impact of discrete tax items. The 2017 Tax Act subjects U.S. shareholders to a tax on global intangible low-taxed income (“GILTI”) earned by certain foreign subsidiaries. The Company has elected to provide for the tax expense related to GILTI in the year the tax is incurred, and has included approximately $1 million of tax expense related to GILTI in our forecasted marginal effective tax rate for 2019.
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

In June 2018, Teradata executed a five-year interest rate swap with a $500 million initial notional amount to hedge the floating interest rate of its term loan, as more fully described in Note 11. The Company uses interest rate swaps to manage interest rate risks on future interest payments caused by interest rate changes on its variable rate term loan. The notional amount of the hedge will step-down according to the amortization schedule of the term loan. The notional amount of the hedge was $488 million as of September 30, 2019.

The Company performed an initial effectiveness assessment in the third quarter of 2018 on the interest rate swap, and the hedge was determined to be effective. The hedge is being evaluated qualitatively on a quarterly basis for effectiveness. Changes in fair value are recorded in Accumulated Other Comprehensive Loss and periodic settlements of the swap will be recorded in interest expense along with the interest on amounts outstanding under the term loan.
The following table identifies the contract notional amount of the Company’s derivative financial instruments:

	As of
In millions	September 30, 2019	December 31, 2018
Contract notional amount of foreign exchange forward contracts	$261	$256
Net contract notional amount of foreign exchange forward contracts	$23	$35
Contract notional amount of interest rate swap	$488	$500

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

9. Commitments and Contingencies
In the ordinary course of business, the Company is subject to proceedings, lawsuits, governmental investigations, claims and other matters, including those that relate to the environment, health and safety, employee benefits, export compliance, intellectual property, tax matters and other regulatory compliance and general matters. We are not currently a party to any litigation, nor are we aware of any threatened litigation against us, that we believe would materially adversely affect our business, operating results, financial condition or cash flows.
Guarantees and Product Warranties. Guarantees associated with the Company’s business activities are reviewed for appropriateness and impact to the Company’s financial statements. Periodically, the Company’s customers enter into various leasing arrangements with a third-party leasing company as part of a revenue transaction, whereby the leasing company purchases the equipment from Teradata and leases it to the customer. In some instances, the Company guarantees the leasing company a minimum value at the end of the lease term on the leased equipment. As of September 30, 2019, the maximum future payment obligation of this guaranteed value and the associated liability balance was $3 million.

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
The following table identifies the activity relating to the warranty reserve for the nine months ended September 30:

In millions	2019	2018
Warranty reserve liability
Beginning balance at January 1	$3	$4
Accrual of warranties issued	2	3
Settlements (in cash or in kind)	(3)	(4)
Balance at September 30	$2	$3

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
Concentrations of Risk. The Company is potentially subject to concentrations of credit risk on accounts receivable and financial instruments such as hedging instruments, and cash and cash equivalents. Credit risk includes the risk of nonperformance by counterparties. The maximum potential loss may exceed the amount recognized on the balance sheet. Exposure to credit risk is managed through credit approvals, credit limits, selecting major international financial institutions (as counterparties to hedging transactions) and monitoring procedures. Teradata’s business often involves large transactions with customers, and if one or more of those customers were to default in its obligations under applicable contractual arrangements, the Company could be exposed to potentially significant losses. However, management believes that the reserves for potential losses were adequate at September 30, 2019 and December 31, 2018.
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
When deemed appropriate, the Company minimizes its exposure to changes in foreign currency exchange rates through the use of derivative financial instruments, specifically, foreign exchange forward contracts. Additionally, in June 2018, Teradata executed a five-year interest rate swap with a $500 million initial notional amount in order to hedge the floating interest rate on its term loan. The fair value of these contracts and swaps are measured at the end of each interim reporting period using observable inputs other than quoted prices, specifically market spot and forward exchange rates. As such, these derivative instruments are classified within Level 2 of the valuation hierarchy. Fair value of unrealized gains for open contracts are recorded in other assets and the fair value of unrealized losses are recorded in other liabilities in the Company's balance sheet. The fair value of foreign exchange forward contracts recorded in other assets and other liabilities at September 30, 2019 and at December 31, 2018 were not material. Realized gains and losses from the Company’s fair value hedges net of corresponding gains or losses on the underlying exposures were immaterial for the three and nine months ended September 30, 2019 and 2018.
The Company’s other assets and liabilities measured at fair value on a recurring basis and subject to fair value disclosure requirements at September 30, 2019 and December 31, 2018 were as follows:

		Fair Value Measurements at Reporting Date Using
In millions	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Money market funds at September 30, 2019	$163	$163	$—	$—
Money market funds at December 31, 2018	$246	$246	$—	$—
Liabilities
Interest rate swap at September 30, 2019	$22	$—	$22	$—
Interest rate swap at December 31, 2018	$7	$—	$7	$—

11. Debt

In June 2018, Teradata replaced an existing five-year, $400 million revolving credit facility with a new $400 million revolving credit facility (the “Credit Facility”). The Credit Facility ends in June 2023, at which point any remaining outstanding borrowings would be due for repayment unless extended by agreement of the parties for up to two additional one-year periods. In addition, under the terms of the Credit Facility, Teradata from time to time and subject to certain conditions may increase the lending commitments under the Credit Facility in an aggregate principal amount up to an additional $200 million, to the extent that existing or new lenders agree to provide such additional commitments. The outstanding principal amount of the Credit Facility bears interest at a floating rate based upon, at Teradata’s option, a negotiated base rate or a Eurodollar rate plus, in each case, a margin based on Teradata’s leverage ratio. In the near term, Teradata would anticipate choosing a floating rate based on London Interbank Offered Rate (“LIBOR”). The Credit Facility is unsecured but is guaranteed by certain of Teradata’s material domestic subsidiaries and contains certain representations and warranties, conditions, affirmative, negative and financial covenants, and events of default customary for such facilities. As of September 30, 2019, the Company had no borrowings outstanding under the Credit Facility, leaving $400 million in additional borrowing capacity available under the Credit Facility. The Company was in compliance with all covenants under the Credit Facility as of September 30, 2019.

Also, in June 2018, Teradata closed on a new senior unsecured $500 million five-year term loan, the proceeds of which plus additional cash-on-hand were used to pay off the remaining $525 million of principal on its previous term loan. The term loan is payable in quarterly installments, which commenced on June 30, 2019, with 1.25% of the initial principal amount due on each of the first eight payment dates; 2.50% of the initial principal amount due on each of the next four payment dates; 5.0% of the initial principal amount due on each of the next three payment dates; and all remaining principal due in June 2023. The outstanding principal amount of the term loan bears interest at a floating rate based upon a negotiated base rate or a Eurodollar rate, plus in each case, a margin based on the leverage ratio of the Company. As of September 30, 2019, the term loan principal outstanding was $488 million. As disclosed in Note 8, Teradata entered into an interest rate swap to hedge the floating interest rate of the term loan. As a result of the swap, Teradata’s fixed rate on the term loan equals 2.86% plus the applicable leverage-based margin as defined in the term loan agreement. As of September 30, 2019, the all-in fixed rate is 4.36%. The Company was in compliance with all covenants under the term loan as of September 30, 2019.

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

The table below presents the lease-related assets and liabilities recorded on the balance sheet:

		As of
in millions, except weighted average calculations	Classification on the Balance Sheet	September 30, 2019
Assets
Operating lease assets	Right of use assets - operating lease, net	$53
Finance lease assets	Property and equipment, net	113
Total lease assets		$166

Liabilities
Current
Operating	Current portion of operating lease liability	$19
Finance	Current portion of finance lease liability	42
Noncurrent
Operating	Operating lease liability	41
Finance	Finance lease liability	66
Total lease liabilities		$168

Weighted-average remaining lease term
Operating leases		3.55 years
Finance leases		2.51 years
Weighted-average discount rate
Operating leases(1)		5.00%
Finance leases		4.56%

(1) Upon adoption of the new lease standard, discount rates used for existing leases were established based on the Company's incremental borrowing rate at January 1, 2019. For new leases entered after January 1, 2019, the discount rate was determined based on the Company's incremental borrowing rate at lease commencement.

Lessee Costs

The table below presents certain information related to the lease costs for finance and operating leases recognized in the Company's condensed consolidated statements of income (loss) for the three and nine months ended September 30, 2019:

	Three Months Ended	Nine Months Ended
in millions	September 30, 2019	September 30, 2019
Finance lease cost
Depreciation of leased assets	$7	$16
Interest of lease liabilities	1	3
Operating lease cost	6	24
Sub-lease income from real estate properties owned and leased	(1)	(5)
Total lease cost	$13	$38

Other Information

The table below presents supplemental cash flow information related to cash paid for amounts included in the measurement of lease liabilities:

Nine Months Ended
in millions	September 30, 2019
Operating cash flows for operating leases	$17
Operating cash flows for finance leases	$2
Financing cash flows for finance leases	$18

Undiscounted Cash Flows

The table below reconciles the undiscounted cash flows for each of the first five years and total of the remaining years to the finance lease liabilities and operating lease liabilities recorded on the balance sheet as of September 30, 2019:

in millions	Operating Leases	Finance Leases
2019 (balance of year)	$6	$15
2020	23	46
2021	16	41
2022	11	12
2023	7	—
Thereafter	6	—
Total minimum lease payments	69	114
Less: amount of lease payments representing interest	(9)	(6)
Present value of future minimum lease payments	60	108
Less: current obligations under leases	(19)	(42)
Long-term lease obligations	$41	$66

The table below provides the undiscounted cash flows for the Company's finance lease liabilities and operating lease obligations as of December 31, 2018.

in millions	Operating Leases	Finance Leases
2019	$24	$19
2020	20	31
2021	12	—
2022	11	—
2023	6	—
Thereafter	2	—
Total minimum lease payments	$75	$50

Lessor

The Company receives rental revenue for leasing hardware offerings to its customers. For our hardware rental offering, the Company owns or leases the hardware and may or may not provide managed services. Leases sometimes include options to renew but typically do not include lessee purchase options. The revenue for these operating leases is generally recognized straight-line over the term of the contract and is included within the recurring revenue caption on the condensed consolidated statements of income (loss). Equipment used for this revenue is reported within Property and equipment, net on the condensed consolidated balance sheet.

Rental revenue for these operating leases was as follows:

	Three Months Ended September 30		Nine Months Ended September 30
in millions	2019	2018	2019	2018
Rental revenue*	$22	$7	52	27

*Rental revenue includes hardware maintenance.

The following table includes estimated rental revenue expected to be recognized in the future based on executed contracts at September 30, 2019:

in millions	Rental Revenue
2019 (balance of year)	$19
2020	64
2021	58
2022	26
2023	—
Total	$167

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

	Three Months Ended September 30,		Nine Months Ended September 30,
In millions, except per share amounts	2019	2018	2019	2018
Net income (loss) attributable to common stockholders	$10	$18	$(1)	$15
Weighted average outstanding shares of common stock	113.2	118.7	115.2	119.9
Dilutive effect of employee stock options, restricted stock and other stock awards	1.0	2.0	—	1.9
Common stock and common stock equivalents	114.2	120.7	115.2	121.8
Net income (loss) per share:
Basic	$0.09	$0.15	$(0.01)	$0.13
Diluted	$0.09	$0.15	$(0.01)	$0.12

For the nine months ended September 30, 2019, due to the net loss attributable to Teradata common stockholders, potential common shares that would cause dilution, such as employee stock options, restricted shares and other stock awards, have been excluded from the diluted share count because their effect would have been anti-dilutive. The fully diluted shares would have been 116.6 million for the nine months ended September 30, 2019.
Options to purchase 1.6 million shares of common stock for the three and nine months ended September 30, 2019 and 2.5 million shares of common stock for the three and nine months ended September 30, 2018 were not included in the computation of diluted earnings per share because their exercise prices of these options were greater than the average market price of the common shares for the period, and therefore would have been anti-dilutive.
14. Segment and Other Supplemental Information

Effective January 1, 2019, Teradata implemented an organizational change in which Teradata now manages its business under three geographic regions, which are also the Company’s operating segments: (1) Americas region (North America and Latin America); (2) EMEA region (Europe, Middle East and Africa) and (3) APAC region (Asia Pacific and Japan). For purposes of discussing results by segment, management excludes the impact of certain items, consistent with the manner by which management evaluates the performance of each segment. This format is useful to investors because it allows analysis and comparability of operating trends. It also includes the same information that is used by Teradata management to make decisions regarding the segments and to assess financial performance. The chief operating decision maker, who is our Interim President and Chief Executive Officer, evaluates the performance of the segments based on revenue and multiple profit measures, including segment gross profit. For management reporting purposes assets are not allocated to the segments. Prior periods have been restated to conform to the current year presentation.

The following table presents segment revenue and segment gross profit for the Company:

	Three Months Ended September 30,		Nine Months Ended September 30,
In millions	2019	2018	2019	2018
Segment revenue
Americas	$256	$277	$794	$828
EMEA	118	139	353	415
APAC	85	110	258	333
Total revenue	459	526	1,405	1,576
Segment gross profit
Americas	158	158	473	459
EMEA	62	67	169	184
APAC	37	53	108	146
Total segment gross profit	257	278	750	789
Stock-based compensation costs	5	3	12	11
Acquisition, integration, reorganization and transformation-related costs	(1)	—	4	3
Amortization of capitalized software costs	6	11	27	38
Total gross profit	247	264	707	737
Selling, general and administrative expenses	151	166	447	481
Research and development expenses	86	84	245	236
Income from operations	$10	$14	$15	$20

15. Reorganization and Business Transformation
On June 4, 2018, the Company approved a plan to consolidate certain of its operations, including transitioning its corporate headquarters to San Diego, California from its location in Dayton, Ohio. This plan, which is being executed in connection with Teradata’s comprehensive business transformation from a data warehouse company to a data analytics platform company, is intended to better align the Company’s skills and resources to effectively pursue opportunities in the marketplace. The Company recognized costs of $23 million in 2018 and $13 million for the nine months ended September 30, 2019 for employee separation benefits, transition support, facilities lease related costs, outside service, legal and other exit-related costs. The employee separation benefit costs are being expensed over the time period that the employees have to work to earn them. The Company expects that it will incur costs and charges in the range of approximately $36 to $40 million related to the plan and expects the actions will be completed in 2019.
Cash paid in 2018 related to the plan listed above was $11 million. The 2019 activity and the reserves related to the plan are as follows:

In millions	Balance at December 31, 2018	Expense accruals	Cash payments	Balance at September 30, 2019
Employee separation benefits costs related to headquarter transition and business transformation	$11	$4	$(14)	$1
Transition support and other exit related costs for the headquarter transition and business transformation	1	3	(4)	—
Total	$12	$7	$(18)	$1

In addition, the Company incurred $6 million of accelerated amortization in the first nine months of 2019 for right-of-use assets associated with the lease on its prior corporate headquarters. The remaining lease liability is included in our operating lease obligations as of September 30, 2019 and is not included in the table above.

16. Subsequent Events
Departure of President and Chief Executive Officer; Election of Interim President and Chief Executive Officer
On November 5, 2019 (the “Effective Date”), the Company announced that Oliver Ratzesberger is no longer serving as Teradata’s President and Chief Executive Officer and has resigned from the Board of Directors of the Company. The Company also announced that Victor L. Lund, had been elected as the Interim President and Chief Executive Officer of the Company on the Effective Date. The Board has initiated a search for the new President and CEO, and Mr. Lund has agreed to serve in this interim capacity until the completion of the search process. Mr. Lund will remain on the Board as its Executive Chairman.
Workforce Reduction Plan
On November 11, 2019, the Company approved a plan to reduce its workforce. This plan, which is incremental to Teradata’s comprehensive business transformation discussed in Note 15, is intended to reduce costs and increase efficiencies in certain of the Company’s operations. The Company expects that it will incur cost and cash expenditures in the range of $20 to $25 million related to the plan, consisting primarily of employee severance and other employee-related cash expenditures.
Approximately half of these cash expenditures, which relate to cash payments for its international employees, will not have a material impact on the Condensed Consolidated Statements of Income (Loss) due to the Company accounting for its International postemployment benefits under Accounting Standards Codification 712, Compensation - Nonretirement Postemployment Benefits (“ASC 712”), which uses actuarial estimates and defers the immediate recognition of gains or losses. The Company expects these actions will be substantially completed by the first half of 2020.
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

Overview
Teradata Corporation ("we," "us," "Teradata," or the "Company") is a leading cloud-based analytics software provider focusing on delivering Pervasive Data Intelligence to our customers, which we define as the ability to leverage 100% of a company’s data to uncover real-time intelligence, at scale. We help customers integrate and simplify their analytics ecosystem, access and manage data, and use analytics to extract answers and derive business value from data. Our solutions and services comprise software, hardware, and related business consulting and support services to deliver analytics across a company’s entire analytical ecosystem.
Teradata’s strategy is based on our mission of transforming how businesses work and people live through the power of data. Our target market is what we call "Megadata" companies - those companies that we believe are the world's most demanding, large-scale, users of data. These Megadata companies face significant challenges including siloed data and conflicting and duplicative solutions that typically results in considerable expense to maintain and to manage the complexity. Our strategy is to provide a differentiated set of offerings to the Megadata target market through a portfolio of integrated data and analytic solutions. Teradata Vantage is a highly-scalable, secure, highly-concurrent, and resilient analytics platform that addresses the challenges that Megadata companies face. By offering customers full integration of their datasets, tools, analytics languages, functions, and engines in one analytical platform, Teradata Vantage reduces customers’ complexity, risk, and costs. Our market-leading Teradata Vantage platform embraces leading commercial and open source analytics technologies and is available in cloud, on-premises and hybrid environments.
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

Third Quarter Financial Overview
As more fully discussed in later sections of this MD&A, the following were significant financial items for the third quarter of 2019:

•
Total revenue was $459 million for the third quarter of 2019, a 13% decrease compared to the third quarter of 2018, with an underlying 10% increase in recurring revenue as the Company's business shifts to subscription-based transactions offset by a 79% decrease in perpetual software licenses and hardware as deals move to subscription and a 27% decrease in consulting services revenue. Foreign currency fluctuations had a 2% negative impact on total revenue for the quarter.

•	Gross margin increased to 53.8% in the third quarter of 2019 from 50.2% in the third quarter of 2018, primarily due to a higher recurring revenue mix as compared to the prior period.

•	Operating expenses for the third quarter of 2019 decreased by 5% compared to the third quarter of 2018, primarily due to cost management initiatives.

•	Operating income was $10 million in the third quarter of 2019, compared to $14 million in the third quarter 2018.

•	Net income in the third quarter of 2019 was $10 million, compared to $18 million in the third quarter of 2018.

Results of Operations for the Three Months Ended September 30, 2019
Compared to the Three Months Ended September 30, 2018
Revenue

		% of		% of
In millions	2019	Revenue	2018	Revenue
Recurring	$343	75%	$312	59%
Perpetual software licenses and hardware	16	3%	77	15%
Consulting services	100	22%	137	26%
Total revenue	$459	100%	$526	100%

Total revenue was down $67 million or 13% in third quarter of 2019 and included a 2% negative impact from foreign currency fluctuations. Recurring revenue grew 10%, which included a 1% negative impact from foreign currency fluctuations. This increase in recurring revenue was driven by our movement to subscription-based transactions from perpetual software licenses and hardware transactions, which is consistent with our strategy. Under subscription models, we recognize revenue over time as opposed to the upfront recognition under the perpetual model. We expect to continue to have a significant percentage of bookings be subscription-based, consistent with our overall strategy and to continue to grow recurring revenue and ARR year-over-year.

Revenues from perpetual software licenses and hardware decreased 79%, including a 1% negative impact from foreign currency fluctuations. We expect perpetual revenues to continue to decline as customers switch to our subscription-based offerings. However, some customers continue to purchase on a perpetual basis. Perpetual revenue is primarily hardware-related, as software is generally being sold on subscription. We expect that perpetual revenue will continue to decline in 2019 and will continue to be predominantly hardware-related.

Consulting services revenue decreased 27% and included a 1% negative impact from foreign currency as we are realigning and focusing our consulting resources on higher-margin engagements that drive increased software consumption within our targeted customer base. In the first nine months of the year, we made progress towards our strategy of targeting Megadata companies as we continue to realign our consulting business. We expect consulting revenue to continue to decline as the Company implements this strategic change and focus.

As a portion of the Company’s operations and revenue occur outside the United States, and in currencies other than the U.S. dollar, the Company is exposed to fluctuations in foreign currency exchange rates. Based on currency rates as of October 31, 2019, Teradata is expecting one-to-two percentage points of negative impact from currency translation on our 2019 full-year projected revenue growth rate.
Included below are financial and performance growth metrics for 2019:

•
At the end of the third quarter of 2019, ARR was $1,389 million, a 12% increase from the third quarter of 2018, including a 2% negative impact from foreign currency, as compared to the third quarter of 2018.

•	90% of our bookings mix in the third quarter of 2019 was subscription-based, and we now expect approximately 90% of our 2019 full-year bookings mix to be subscription-based.

Gross Profit

		% of		% of
In millions	2019	Revenue	2018	Revenue
Recurring	$233	67.9%	$219	70.2%
Perpetual software licenses and hardware	7	43.8%	34	44.2%
Consulting services	7	7.0%	11	8.0%
Total gross profit	$247	53.8%	$264	50.2%

The decrease in recurring revenue gross profit as a percent of revenue was driven by a higher mix of subscription-based revenue as compared to the prior-year period. Subscription-based transactions are typically lower margin as compared to the recurring revenue from legacy software maintenance and software upgrade rights, due to the higher mix of hardware included in subscription-based transactions. Longer term, we expect subscription-based margins to increase as the business shifts to the cloud.

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

Consulting services gross profit as a percentage of revenue decreased slightly as compared to the prior-year period as the Company is taking steps to focus consulting on the top Megadata analytic opportunities to drive consumption of our Vantage software analytics platform and on higher value and higher margin consulting offerings. We continue to expect a decline in overall consulting bookings and revenue compared to prior periods, but we expect future consulting revenue margins to increase.

Operating Expenses

		% of		% of
In millions	2019	Revenue	2018	Revenue
Selling, general and administrative expenses	$151	32.9%	$166	31.6%
Research and development expenses	86	18.8%	84	15.9%
Total operating expenses	$237	51.6%	$250	47.5%

The selling, general and administrative ("SG&A") expense decrease was driven primarily by lower go-to-market headcount from our prior actions to align our go-to-market teams with our focus on our Megadata and commercial target market.
Research and development ("R&D") expenses increased due to strategic investments in the new Teradata Vantage analytics platform and our cloud offerings.

Other Expense, net

In millions	2019	2018
Interest income	$4	$4
Interest expense	(8)	(6)
Other	(2)	(2)
Other expense, net	$(6)	$(4)
Other expense, net in the third quarter of 2019 and 2018 is comprised primarily of interest expense on long-term debt and finance leases, partially offset by interest income earned on our cash and cash equivalents. Other expense, net increased compared to the prior year primarily due to additional interest expense on finance leases.
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
The effective tax rates in the periods presented are largely based upon the forecasted pre-tax earnings mix between the U.S. and other foreign taxing jurisdictions where the Company conducts its business. The Company estimates its full-year effective tax rate for 2019 to be approximately 300%, which takes into consideration, among other things, the forecasted earnings mix by jurisdiction and the estimated discrete items to be recognized in 2019. The forecasted tax rate is based on the overseas profits being taxed at an overall effective tax rate of approximately 32%, as compared to the federal statutory tax rate of 21% in the U.S.
The effective tax rate for the three months ended September 30, 2019 and September 30, 2018 were as follows:

	2019	2018
Effective tax rate	(150.0)%	(80.0)%

For the three months ended September 30, 2019, a $5 million discrete tax benefit was recorded related to the reversal of an uncertain tax position resulting from the expiration of the statute of limitations.
For the three months ended September 30, 2018, the Company recorded a $7 million tax benefit as an adjustment to the provisional estimates resulting from additional regulatory guidance and changes in interpretations and assumptions the Company has made as a result of the 2017 Tax Act. This resulted in an income tax benefit for the period.

Revenue and Gross Profit by Operating Segment

Effective January 1, 2019, Teradata implemented an organizational change in which Teradata now manages its business under three geographic regions, which are also the Company’s operating segments: (1) Americas region (North America and Latin America); (2) EMEA region (Europe, Middle East, and Africa) and (3) APAC region (Asia Pacific and Japan). For purposes of discussing results by segment, management excludes the impact of certain items, consistent with the manner by which management evaluates the performance of each segment. This format is useful to investors because it allows analysis and comparability of operating trends. It also includes the same information that is used by Teradata management to make decisions regarding the segments and to assess financial performance. The chief operating decision maker, who is our Interim President and Chief Executive Officer, evaluates the performance of the segments based on revenue and multiple profit measures, including segment gross profit. For management reporting purposes assets are not allocated to the segments. Our segment results are reconciled to total company results reported under GAAP in Note 14 of Notes to Condensed Consolidated Financial Statements (Unaudited). Prior period results have been restated to conform to the current year presentation.
The following table presents segment revenue and segment gross profit for the Company for the three months ended September 30:

		% of		% of
In millions	2019	Revenue	2018	Revenue
Segment revenue
Americas	$256	55.8%	$277	52.7%
EMEA	118	25.7%	139	26.4%
APAC	85	18.5%	110	20.9%
Total segment revenue	$459	100%	$526	100%
Segment gross profit
Americas	$158	61.7%	$158	57.0%
EMEA	62	52.5%	67	48.2%
APAC	37	43.5%	53	48.2%
Total segment gross profit	$257	56.0%	$278	52.9%
Americas
Revenue decreased 8%, which included an increase in recurring revenue of 12% offset by a decrease in perpetual software licenses and hardware revenue and a decrease in consulting revenue. There was no perpetual software licenses and hardware revenue in the third quarter of 2019. The increase in recurring revenue was driven by the shift to subscription-based transactions. Segment gross profit as a percentage of revenues was higher primarily due to an overall higher mix of recurring revenue.
EMEA
EMEA revenue decreased 15%, which included a 3% unfavorable impact from foreign currency fluctuations. An increase of 7% in recurring revenue was offset by a decrease in perpetual software licenses and hardware revenue and a decrease in consulting revenue. Segment gross profit as a percentage of revenues was higher primarily due to a higher mix of recurring revenue.
APAC
APAC revenue decreased 23%, which included a 2% unfavorable impact from foreign currency fluctuations. An increase in recurring revenue of 5% was offset by a decrease in perpetual software licenses and hardware revenue and a decrease in consulting revenue. Segment gross profit as a percentage of revenues was lower primarily due to a decline in perpetual software and hardware margins, which more than offset a favorable higher mix of recurring revenue.
Results of Operations for the Nine Months Ended September 30, 2019
Compared to the Nine Months Ended September 30, 2018
Revenue

		% of		% of
In millions	2019	Revenue	2018	Revenue
Recurring	$1,012	72.0%	$926	58.8%
Perpetual software licenses and hardware	76	5.4%	243	15.4%
Consulting services	317	22.6%	407	25.8%
Total revenue	$1,405	100%	$1,576	100%

Total revenue was down $171 million or 11% for the nine months ended September 30, 2019 and included a 3% negative impact from foreign currency fluctuations. Recurring revenue grew 9%, which included a 3% negative impact from foreign currency fluctuations. This increase in recurring revenue was driven by our movement to subscription-based transactions from perpetual software licenses and hardware transactions, which is consistent with our strategy.

Revenues from perpetual software licenses and hardware decreased 69%, including a 1% negative impact from foreign currency fluctuations. The decrease in perpetual software licenses and hardware revenue is consistent with our strategy to sell more subscription-based offerings.

Consulting services revenue decreased 22% and included a 2% negative impact from foreign currency as we are realigning and focusing our consulting resources on higher-margin engagements that drive increased software consumption within our targeted customer base.
Gross Profit

		% of		% of
In millions	2019	Revenue	2018	Revenue
Recurring	$689	68.1%	$655	70.7%
Perpetual software licenses and hardware	16	21.1%	79	32.5%
Consulting services	2	0.6%	3	0.7%
Total gross profit	$707	50.3%	$737	46.8%

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

Consulting services gross profit as a percentage of revenue decreased as compared to the prior-year period as the Company is taking steps to focus consulting on the top Megadata analytic opportunities to drive consumption of our Vantage software analytics platform and on higher value and higher margin consulting offerings.

Operating Expenses

		% of		% of
In millions	2019	Revenue	2018	Revenue
Operating expenses
Selling, general and administrative expenses	$447	31.8%	$481	30.5%
Research and development expenses	245	17.4%	236	15.0%
Total operating expenses	$692	49.3%	$717	45.5%

The SG&A expense decrease was driven by lower go-to-market headcount as we have realigned our go-to-market teams with our focus on our Megadata and commercial target market, offset by additional expenses associated with our reorganization and restructure of our operations and our go-to-market functions, including moving our corporate headquarters to San Diego, California from the prior location in Dayton, Ohio.

R&D expenses increased due to strategic investments in the new Teradata Vantage analytics platform and our cloud offerings.
Other Expense, net

In millions	2019	2018
Interest income	$10	$11
Interest expense	(19)	(16)
Other	(7)	(7)
Other expense, net	$(16)	$(12)
Other expense, net in the first nine months of 2019 and 2018 is comprised primarily of interest expense on long-term debt and finance leases, partially offset by interest income earned on our cash and cash equivalents. Other expense, net increased compared to the prior year primarily due to decreases in interest rates on investments and additional interest expense on finance leases.
Provision for Income Taxes
The effective tax rate for the nine months ended September 30, 2019 and September 30, 2018 were as follows:

	2019	2018
Effective tax rate	—%	(87.5)%

For the nine months ended September 30, 2019, the Company recorded a $5 million discrete tax benefit in the third quarter related to the reversal of an uncertain tax position resulting from the expiration of the statute of limitations. This benefit was partially offset by $4 million of discrete tax expense recorded in the second quarter related to the reversal of the United States Tax Court’s decision in Altera Corp. v. Commissioner by the Ninth Circuit Court of Appeals on June 7, 2019. The Altera case focused on whether current U.S. Treasury Regulations requiring the inclusion of stock-based compensation expense in a taxpayer's cost-sharing calculations are valid. As a result of these discrete items and incremental tax expense related to equity compensation, the Company recorded immaterial income tax expense on a pre-tax net loss of $1 million for the nine months ended September 30, 2019, resulting in an effective income tax rate of zero percent.
For the nine months ended September 30, 2018, the Company recognized discrete tax benefits of $7 million, a majority of which related to the tax benefit recorded as an adjustment to the provisional estimates as a result of additional regulatory guidance and changes in interpretations and assumptions the Company made related to the 2017 Tax Act. This resulted in income tax benefit for the period.

The Company is currently evaluating an internal reorganization related to its foreign intellectual property rights. It is anticipated that the internal reorganization will occur either in the fourth quarter of 2019 or the first quarter of 2020. The Company expects to record a material income tax benefit in its income tax provision as a discrete tax item in the quarter in which the reorganization occurs. The amount of the tax benefit to be recorded cannot be reasonably estimated at this time.

Revenue and Gross Profit by Operating Segment

The following table presents segment revenue and segment gross profit for the Company for the nine months ended September 30:

		% of		% of
In millions	2019	Revenue	2018	Revenue
Segment revenue
Americas	$794	56.5%	$828	52.5%
EMEA	353	25.1%	415	26.3%
APAC	258	18.4%	333	21.2%
Total segment revenue	$1,405	100%	$1,576	100%
Segment gross profit
Americas	$473	59.6%	$459	55.4%
EMEA	169	47.9%	184	44.3%
APAC	108	41.9%	146	43.8%
Total segment gross profit	$750	53.4%	$789	50.1%
Americas
Revenue decreased 4%, which included a 1% unfavorable impact from foreign currency fluctuations. An increase in recurring revenue was offset by a decrease in perpetual software licenses and hardware revenue and decrease in consulting revenue. The increase in recurring revenue and decline in perpetual revenue were driven by the shift to subscription-based transactions. Segment gross profit as a percentage of revenues was higher primarily due to a higher mix of recurring revenue.
EMEA
EMEA revenue decreased 15%, which includes a 5% unfavorable impact from foreign currency fluctuations. An increase in recurring revenue was offset by a decrease in perpetual software licenses and hardware revenue and decrease in consulting revenue. Segment gross profit as a percentage of revenues was higher primarily due to a higher mix of recurring revenue.
APAC
APAC revenue decreased 23%, which included a 4% unfavorable impact from foreign currency fluctuations. An increase in recurring revenue was offset by a decrease in perpetual software licenses and hardware revenue and a decrease in consulting revenue. Segment gross profit as a percentage of revenues was lower primarily due to a decline in consulting margins and higher mix of hardware, partially offset by a higher mix of recurring revenue.

Financial Condition, Liquidity and Capital Resources
Cash provided by operating activities decreased by $163 million in the nine months ended September 30, 2019 compared to the nine months ended September 30, 2018. Teradata used approximately $54 million of cash in the first nine months of 2019 for reorganizing and restructuring its operations and go-to-market functions to align to its strategy. The decrease in cash provided by operating activities was also due to cash payments in 2019 related to 2018 variable compensation that were meaningfully higher versus similar payments made in 2018 as well as the Company’s ongoing transition to subscription-based transactions, which results in the Company collecting less cash in the current period as customers pay over time.
Teradata’s management uses a non-GAAP measure called “free cash flow,” which is not a measure defined under GAAP. We use free cash flow (which we define as net cash provided by operating activities less capital expenditures for property and equipment and additions to capitalized software) as one measure of assessing the financial performance of the Company, and this may differ from the definitions used by other companies. The components that are used to calculate free cash flow are GAAP measures taken directly from the Condensed Consolidated Statements of Cash Flows (Unaudited). We believe that free cash flow information is useful for investors because it relates the operating cash flow of the Company to the capital that is spent to continue and improve business operations. In particular, free cash flow indicates the amount of cash available after capital expenditures, for among other things, investments in the Company’s existing businesses, strategic acquisitions and repurchases of Teradata common stock. Free cash flow does not represent the residual cash flow available for discretionary expenditures since there may be other non-discretionary expenditures that are not deducted from the measure. This non-GAAP measure should not be considered a substitute for, or superior to, cash flows from operating activities under GAAP.
The table below shows net cash provided by operating activities and capital expenditures for the following periods:

	Nine Months Ended September 30, 2019
In millions	2019	2018
Net cash provided by operating activities	$94	$257
Less:
Expenditures for property and equipment	(43)	(92)
Additions to capitalized software	(3)	(5)
Free cash flow	$48	$160

Financing activities and certain other investing activities are not included in our calculation of free cash flow. There were no other investing activities for the nine months ended September 30, 2019 and 2018.
Teradata’s financing activities for the nine months ended September 30, 2019 and 2018 primarily consisted of cash outflows for share repurchases and payments on the Company's previous revolving credit facility, finance leases, and long-term debt. At September 30, 2019, the Company had no outstanding borrowings on the revolving credit facility. The Company purchased approximately 6.2 million shares of its common stock at an average price per share of $38.31 in the nine months ended September 30, 2019, and 5.4 million shares at an average price per share of $38.53 in the nine months ended September 30, 2018 under the two share repurchase programs that were authorized by our Board of Directors. The first program (the “dilution offset program”), allows the Company to repurchase Teradata common stock to the extent of cash received from the exercise of stock options and the Teradata Employee Stock Purchase Plan (“ESPP”) to offset dilution from shares issued pursuant to these plans. On July 28, 2019, Teradata's Board of Directors authorized an additional $500 million to be utilized to repurchase Teradata common stock under the Company's second share repurchase program (the "general share repurchase program"). As of September 30, 2019, the Company had $560 million of authorization remaining under this program to repurchase outstanding shares of Teradata common stock. Share repurchases made by the Company are reported on a trade date basis. Our share repurchase activity depends on factors such as our working capital needs, our cash requirements for capital investments, our stock price, and economic and market conditions.

Proceeds from the ESPP and the exercise of stock options, net of tax, were $40 million for the nine months ended September 30, 2019 and $26 million for the nine months ended September 30, 2018. These proceeds are included in other financing activities, net in the Condensed Consolidated Statements of Cash Flows (Unaudited).
Our total cash and cash equivalents held outside the United States in various foreign subsidiaries was $390 million as of September 30, 2019 and $364 million as of December 31, 2018. The remaining balance held in the United States was $138 million as of September 30, 2019 and $351 million as of December 31, 2018. Prior to the enactment of the 2017 Tax Act, the Company either reinvested or intended to reinvest its earnings outside of the United States. As a result of the 2017 Tax Act, the Company has changed its indefinite reinvestment assertion related to foreign earnings that have been taxed in the United States and now considers a majority of these earnings no longer indefinitely reinvested. Effective January 1, 2018, the United States has moved to a territorial system of international taxation, and as such will generally not subject future foreign earnings to United States taxation upon repatriation in future years.
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
The Company’s ability to generate positive cash flows from operations is dependent on general economic conditions, competitive pressures, and other business and risk factors described in the Company’s 2018 Annual Report on Form 10-K, as amended by Form 10-K/A (the “2018 Annual Report”), and elsewhere in this Quarterly Report. If the Company is unable to generate sufficient cash flows from operations, or otherwise comply with the terms of its credit facility and term loan agreement, the Company may be required to seek additional financing alternatives.
Long-term Debt. In June 2018, Teradata replaced its former five-year, $400 million revolving credit facility with a new $400 million revolving credit facility (the “Credit Facility”). The Credit Facility ends in June 2023 at which point any remaining outstanding borrowings would be due for repayment unless extended by agreement of the parties for up to two additional one-year periods. In addition, under the terms of the Credit Facility, Teradata from time to time and subject to certain conditions may increase the lending commitments under the Credit Facility in an aggregate principal amount up to an additional $200 million, to the extent that existing or new lenders agree to provide such additional commitments. The outstanding principal amount of the Credit Facility bears interest at a floating rate based upon, at Teradata’s option, a negotiated base rate or a Eurodollar rate plus, in each case, a margin based on Teradata’s leverage ratio. In the near term, Teradata would anticipate choosing a floating rate based on London Interbank Offered Rate (“LIBOR”). The Credit Facility is unsecured but is guaranteed by certain of Teradata’s material domestic subsidiaries and contains certain representations and warranties, conditions, affirmative, negative and financial covenants, and events of default customary for such facilities. As of September 30, 2019, the Company had no borrowings outstanding under the Credit Facility, leaving $400 million in additional borrowing capacity available under the Credit Facility. The Company was in compliance with all covenants under the Credit Facility as of September 30, 2019.
Also, in June 2018, Teradata closed on a new senior unsecured $500 million five-year term loan, the proceeds of which plus additional cash-on-hand were used to pay off the remaining $525 million of principal on its previous term loan. The term loan is payable in quarterly installments, which commenced on June 30, 2019 with 1.25% of the initial principal amount due on each of the first eight payment dates; 2.50% of the initial principal amount due on each of the next four payment dates; 5.0% of the initial principal amount due on each of the next three payment dates; and all remaining principal due in June 2023. The outstanding principal amount of the term loan bears interest at a floating rate based upon a negotiated base rate or a Eurodollar rate plus, in each case, a margin based on the leverage ratio of the Company. As of September 30, 2019, the term loan principal outstanding was $488 million. Unamortized deferred issuance costs of approximately $3 million are being amortized over the five-year term of the loan. The Company was in compliance with all covenants under the term loan as of September 30, 2019.

In addition, in June 2018, Teradata executed a five-year interest rate swap with a $500 million initial notional amount in order to hedge the floating interest rate on the above-described term loan. The notional amount of the hedge will step-down according to the amortization schedule of the term loan. The notional amount of the hedge was $488 million as of September 30, 2019. As a result of the swap, Teradata’s fixed rate on the term loan equals 2.86% plus the applicable leverage-based margin as defined in the Term Loan agreement. As of September 30, 2019, the all-in fixed rate is 4.36%.

Leases. In the normal course of business, the Company enters into operating and finance leases that impact, or could impact, our liquidity. Leases are described in detail in Note 12 of Notes to Condensed Consolidated Financial Statements (Unaudited). The table below provides the undiscounted cash flows for the Company's minimum lease obligations as of September 30, 2019:

in millions	Operating Leases	Finance Leases
2019 (balance of year)	$6	$15
2020	23	46
2021	16	41
2022	11	12
2023	7	—
Thereafter	6	—
Total minimum lease payments	$69	$114

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
In many cases, the accounting treatment of a particular transaction is specifically dictated by GAAP and does not require significant management judgment in its application. There are also areas in which management’s judgment in selecting among available alternatives would not produce a materially different result. With the exception of the adoption of the new lease standard, the significant accounting policies and estimates that we believe are the most critical to aid in fully understanding and evaluating our reported financial results are discussed in the 2018 Annual Report. Teradata’s senior management has reviewed these critical accounting policies and related disclosures and determined that there were no significant changes in our critical accounting policies in the nine months ended September 30, 2019. Refer to Note 12 of Notes to Condensed Consolidated Financial Statements (Unaudited) for disclosures regarding estimates and judgments related to lease recognition.
New Accounting Pronouncements
See discussion in Note 2 of Notes to Condensed Consolidated Financial Statements (Unaudited) for new accounting pronouncements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.
There have not been any material changes to the market risk factors previously disclosed in Part II, Item 7A of the 2018 Annual Report.

Item 4. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
Teradata maintains a system of disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”)) that are designed to provide reasonable assurance that information required to be disclosed in its reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, including, as appropriate, the Interim Chief Executive Officer and the Chief Financial Officer, to allow timely decisions regarding required disclosures. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives.

Based on their evaluation, our Interim Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2019, our disclosure controls and procedures were effective to provide reasonable assurance that the information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our Interim Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.
Changes in Internal Control over Financial Reporting
There have been no changes in our internal control over financial reporting that occurred during the fiscal quarter ended September 30, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Part II—OTHER INFORMATION
Item 1. Legal Proceedings.

On June 19, 2018, the Company and certain of its subsidiaries filed a lawsuit in the U.S. District Court for the Northern District of California against SAP SE, SAP America, Inc., and SAP Labs, LLC (collectively, “SAP”). In the lawsuit, the Company alleges, among other things, that SAP misappropriated certain of the Company’s trade secrets within the Company’s enterprise data analytics and warehousing products and used them to help develop, improve and introduce a competing product. The Company further alleges that SAP has committed copyright infringement and employed anticompetitive practices using its substantial market position in the enterprise resource planning applications market to pressure the Company’s customers and prospective customers to use SAP’s competing product and reduce or eliminate customers' and prospective customers' use of the Company's offerings. The Company seeks an injunction barring SAP’s alleged conduct, monetary damages, and other available legal and equitable relief. In July 2019, SAP filed patent infringement counterclaims against Teradata based on five SAP patents, and we plan to vigorously defend against these counterclaims. Currently, it is not possible to determine the likelihood of a loss or a reasonably estimated range of loss, if any, pertaining to the counterclaims.

Item 1A. Risk Factors.

There have not been any material changes to the risk factors previously disclosed in Part I, Item IA of the 2018 Annual Report.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
Purchases of Company Common Stock
Section 16 officers occasionally sell vested shares of restricted stock to the Company at the current market price to cover their withholding taxes. For the nine months ended September 30, 2019, the total of these purchases was 119,451 shares at an average price of $44.92 per share.
The following table provides information relating to the Company’s share repurchase programs for the nine months ended September 30, 2019:

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Dilution Offset Program (1)	Total Number of Shares Purchased as Part of Publicly Announced General Share Repurchase Program (2)	Maximum Dollar Value that May Yet Be Purchased Under the Dilution Offset Program	Maximum Dollar Value that May Yet Be Purchased Under the General Share Repurchase Program
Month
First Quarter Total	1,237,569	$47.00	748,958	488,611	$3,002,235	$229,669,749
Second Quarter Total	3,081,205	$37.92	178,821	2,902,384	$1,482,900	$119,767,910
July 2019	—	$—	—	—	$2,871,475	$619,767,910
August 2019	1,793,595	$33.50	60,918	1,732,677	$2,501,522	$561,677,806
September 2019	129,252	$30.95	66,484	62,768	$1,698,159	$559,677,843
Third Quarter Total	1,922,847	$33.33	127,402	1,795,445	$1,698,159	$559,677,843

(1) The dilution offset program allows the Company to repurchase Teradata common stock to the extent of cash received from the exercise of stock options and the ESPP to offset dilution from shares issued pursuant to these plans.

(2) The general share repurchase program authorized by the Board allows the Company to repurchase outstanding shares of Teradata common stock. Share repurchases made by the Company are reported on a trade date basis. On July 28, 2019, Teradata's Board of Directors authorized an additional $500 million to be utilized to repurchase Teradata common stock under this share repurchase program. As of September 30, 2019, the Company had a total of $560 million authorized for share repurchases under this share repurchase program. The general share repurchase program expires on July 27, 2022.

Item 3. Defaults Upon Senior Securities.
None
Item 4. Mine Safety Disclosures.
None
Item 5. Other Information.

Costs Associated with Exit or Disposal Activities
The information set forth under the heading “Workforce Reduction Plan” in Note 16 of Notes to Condensed Consolidated Financial Statements (Unaudited) is hereby incorporated by reference into this Part II, Item 5.

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

3.2	Amended and Restated By-Laws of Teradata Corporation, as amended and restated on July 26, 2016 (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K dated August 1, 2016).

4.1	Common Stock Certificate of Teradata Corporation (incorporated by reference to Exhibit 4.1 to the Quarterly Report on Form 10-Q dated November 13, 2007 (SEC file number 001-33458)).

10.1*	Teradata Stock Incentive Plan (Amended and Restated as of March 1, 2019) (incorporated by reference to the Proxy Statement of Teradata Corporation filed with the SEC on March 13, 2019).

31.1	Certification pursuant to Rule 13a-14(a), dated November 12, 2019.

31.2	Certification pursuant to Rule 13a-14(a), dated November 12, 2019.

32	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated November 12, 2019.

101
Inline interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Condensed Consolidated Statements of Income (Loss) for the three and nine months period ended September 30, 2019 and 2018, (ii) the Condensed Consolidated Statements of Comprehensive (Loss) Income for the three and nine months period ended September 30, 2019 and 2018, (iii) the Condensed Consolidated Balance Sheets at September 30, 2019 and December 31, 2018, (iv) the Condensed Consolidated Statements of Cash Flows for the nine months period ended September 30, 2019 and 2018, (v) the Condensed Consolidated Statements of Changes in Stockholders' Equity for the three and nine months period ended September 30, 2019 and 2018 and (vi) the Notes to Condensed Consolidated Financial Statements.

104	Cover page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).
* Management contract or compensatory plan, contract or arrangement.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TERADATA CORPORATION

Date: November 12, 2019	By:	/s/ Mark A. Culhane
Mark A.Culhane Chief Financial Officer