Form 10-K
period 2019-12-31
TERADATA CORP /DE/
filed 2020-02-28
CIK 816761

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2019
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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☒    No  ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15 (d) of the Act.    Yes  ☐    No  ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulations S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐
Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of "large accelerated filer," "accelerated filer," "smaller reporting company," and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐
		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes   ☐    No  ☒
The aggregate market value of voting stock held by non-affiliates of the registrant as of June 30, 2019, was approximately $4.1 billion.

At January 31, 2020, there were 111.0 million shares of common stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE

Part III:
Portions of the registrant’s Notice of Annual Meeting of Stockholders and Proxy Statement, to be filed with the Securities and Exchange Commission pursuant to Regulation 14A within 120 days after registrant’s fiscal year end of December 31, 2019 are incorporated herein by reference.

This report contains trademarks, service marks, and registered marks of Teradata Corporation and its subsidiaries, and other companies, as indicated.

PART I
FORWARD-LOOKING STATEMENTS
Forward-looking statements in our public filings or other public statements are subject to known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements or other public statements. These forward-looking statements were based on various facts and were derived utilizing numerous important assumptions and other important factors, and changes in such facts, assumptions or factors could cause actual results to differ materially from those in the forward-looking statements. Forward-looking statements include the information concerning our future financial performance, business strategy, projected plans and objectives. Statements preceded by, followed by or that otherwise include the words "believes," "expects," "anticipates," "intends," "projects," "estimates," "plans," "may increase," "may fluctuate," and similar expressions or future or conditional verbs such as "will," "should," "would," "may" and "could" are generally forward-looking in nature and not historical facts. You should understand that the factors described under "Risk Factors" and the following important factors could affect our future results and could cause actual results to differ materially from those expressed in such forward-looking statements:

•	Our ability to timely and effectively execute our strategy and complete our business transformation, including our initiatives to provide and enhance our offerings for cloud environments;

•
Our ability to rapidly and successfully develop and introduce new solutions that include highly advanced technology, and the increased difficulty and complexity associated with producing new offerings with greater capacity, delivery and performance capabilities, which may increase the likelihood of reliability, quality and operability issues;

•
The rapidly changing and intensely competitive nature of the information technology ("IT") industry and the analytic data platform business, including the ongoing consolidation activity, new and emerging analytic data technologies and competitors, and pressure on achieving continued price/performance gains for analytic data solutions;

•
Fluctuations in our operating results, timing of transactions, customer cancellations or non-renewals of subscription arrangements or support services, unanticipated delays or accelerations in our sales cycles and the difficulty of accurately estimating revenues;

•
The impact of global economic fluctuations on the markets in general or on the ability of our suppliers and customers to meet their commitments to us, or the timing of purchases by our current and potential customers; and

•
Risks inherent in operating in foreign countries, including the impact of foreign currency fluctuations, economic, political, legal, regulatory, compliance, cultural, public health, and other conditions abroad.

Other factors not identified above, including the risk factors described in the section entitled "Risk Factors" included elsewhere in this Annual Report on Form 10-K ("Annual Report"), may also cause actual results to differ materially from those projected by our forward-looking statements. Most of these factors are difficult to anticipate and are generally beyond our reasonable control. We undertake no obligation to release publicly any revisions to any forward-looking statements, to report events or to report the occurrence of unanticipated events.
Item 1. BUSINESS
Overview. Teradata Corporation ("we," "us," "Teradata," or the "Company") is a leading hybrid cloud analytics software provider focused on helping companies leverage all of their data across an enterprise to uncover real-time intelligence, at scale. In doing so, we enable them to find answers to their toughest challenges.
Teradata has broadened its market opportunity by evolving from an enterprise database company to an enterprise analytics platform provider helping our customers integrate and simplify their analytics ecosystem, access and manage data, and use analytics to extract answers and derive business value from data. Our target market includes companies that we believe are the world's most demanding, large-scale users of data, have mission-critical, complex, and large-scale environments and require an integrated analytical solution that can accommodate massive scale and speed across secure, hybrid-cloud architectures. These companies face significant challenges, including siloed data and conflicting and duplicative solutions, that can result in considerable expense to maintain and to manage the complexity. They typically have invested heavily in technology, people, and infrastructure to support analytics technology that is typically extremely complex and often does not allow their employees access to the data they need to be efficient at their jobs. In addition, these organizations are also generally experiencing a dramatic increase in data due to the digital transformation. Our view is that these factors are driving the need for these companies to integrate and simplify their analytical ecosystems while using data to find answers to their toughest business challenges. We are also focused on strategic "up-and-coming" companies that see analytics as a differentiating factor in their business models. As a result, we believe that the market for our solutions and services is large and growing.
Our solution, Teradata Vantage™, is our data warehouse and analytics platform that allows companies to leverage all of their data across an enterprise, whether on premises, in public or private clouds, or in a hybrid environment. It connects multiple sources of data for ecosystem simplification and delivers massive scale and integration. Vantage is an extremely scalable, secure, highly concurrent and resilient analytics platform that addresses the challenges faced by our target market of the largest companies by offering full integration of their datasets, tools, analytics languages, functions, and engines in one platform, enabling them to reduce complexity, risk, and costs. Vantage incorporates leading commercial and open source technologies including our market-leading integrated data warehouse engine and analytic engines. Vantage is available in public and private clouds, as well as on-premises, providing our customers with flexibility and choice to de-risk their investments. Teradata has also made it easier for customers to work with the Company and purchase Teradata's solutions via subscription-based transactions.
Our solutions are comprised of software, hardware, and related business consulting and support services. We work with our customers to enable them to optimize the value of their data and analytics to get answers to their toughest business challenges and drive business outcomes, which can include, among other things:

•	Improving customer experience and profitability,

•	Improving operational efficiency,

•	Driving financial transformation with accurate and timely data,

•	Creating a single integrated view of customers across digital and physical channels, and

•	Creating more efficient utilization of assets through machine learning of sensor data.
Our business consulting services include a broad range of offerings, including consulting to help organizations establish an analytic vision, identify and operationalize analytical opportunities, enable an analytical ecosystem architecture, and ensure their analytical infrastructure delivers value. We also offer support and maintenance services for our offerings.
Teradata operates from numerous locations within the United States with the primary locations being San Diego, California, and Atlanta, Georgia. In addition, we have sales, services, research and development, and administrative offices located in 41 countries.
For the calendar year ended December 31, 2019, we had total revenues of $1,899 million, of which approximately 56% was derived from the Americas region (North America and Latin America) and 44% from the international regions (Europe, Middle East, Africa, Asia Pacific and Japan). For financial information about our segments and geographic information, see "Note 14-Segment, Other Supplemental Information and Concentrations" in the Notes to Consolidated Financial Statements elsewhere in this Annual Report.
History. Teradata started in a garage in Brentwood, California, and was incorporated in 1979 as a Delaware corporation, driven by the need for robust computing power to harness the value of aggregated data. In 1984, Teradata established a massively parallel relational database management system that enabled companies to easily scale their data management needs using standard microprocessors, revolutionizing data analysis for customers. In 1991, Teradata was acquired and operated as a division of another company until it was spun off as an independent, publicly-traded company called Teradata Corporation (NYSE: TDC) on September 30, 2007.
Industry and Market Opportunity. Our view is that analytics is and will continue to be a management priority for leading companies. We also believe that companies have seen and are facing an ongoing, significant increase of data, and that the complexity, cost, and risk associated with managing large numbers of data silos has driven the need for companies to simplify and reduce such complexity. This is particularly true for our target market of very large companies, and we believe that these companies require tightly integrated solutions that can accommodate massive scale and speed.

We believe Teradata’s strategy positions us to address this large market opportunity within the multi-billion dollar and growing data management and analytics markets. We believe our hybrid cloud analytics software solution will lead to reduced risk and costs for these companies while enabling answers to many of their most difficult business challenges and driving business outcomes for them. We also believe these companies need help designing and implementing the right analytical ecosystem for their needs. We have tailored Teradata's offerings to meet the analytical needs of these large companies, to help them navigate the various alternatives for deployment across secure, hybrid-cloud architectures and provide flexibility and choice, which allows them to de-risk their investments.
Our Strategy. Teradata’s strategy is based on our mission of transforming how businesses work and people live through the power of data. Our strategy is to provide a differentiated set of data analytics offerings with our Vantage analytical platform to our target market. We believe that our unique portfolio of offerings helps our customers simplify their analytic ecosystems to reduce risk and costs and drive better answers for increased business value. Our Vantage platform allows companies to leverage all of their data, whether on premises, in public or private clouds, or in a hybrid environment, to help them rise above the complexity, cost, and inadequacy of today’s analytic landscape.
Our strategic objectives are to:

•	Drive consumption of Vantage through new use cases and capabilities,

•	Accelerate our transition to the cloud,

•	Expand our go-to-market reach through focused vertical investments, deepening customer success programs and strengthening our partner relationships, and

•	Deliver operational excellence through improved efficiency and execution across the organization.
A foundational element of our strategy is Teradata’s hybrid cloud focus that brings together our offerings across cloud and on-premises deployments with flexible pricing and licensing models to de-risk customer purchase decisions.
Through Vantage, our customers can:

•	"Analyze Anything" - enables analytic users throughout the organization to use their preferred analytic tools and engines across data sources, at scale.

•	"Deploy Anywhere" - provides analytic processing in the cloud and on-premises, providing flexibility to change as business needs evolve.

•	"Buy Any Way" - allows companies choice in how they want to consume our solutions through a variety of purchase options at different price points.

•
"Move Anytime" - includes software license portability when purchased via subscription that provides the flexibility to run analytics and move the software as needed across deployment options, such as moving from on-premises to cloud, between clouds, or from cloud to on-premises.

In support of our strategy, we continue to optimize our go-to-market and sales approach to improve effectiveness in demand creation and address new and expanded market opportunities. We plan to continue investing in partnerships to increase the number of solutions available on Teradata software, maximize customer value, and increase our market coverage. Our consulting expertise helps customers design and build optimized analytical ecosystems, which leads to reduced complexity, risk, and cost.
Customers. As described above, Teradata is focused on both business users and technology buyers at the world’s most demanding, large-scale users of data, as well as strategic "up-and-coming" companies that see analytics as a differentiating factor in their business models. Our primary focus is on increasing the consumption of Teradata's software within our target market, and in particular helping our existing customers exploit new uses of data and analytics.
Our solutions address a broad set of industries, including communications, financial services, government, healthcare, insurance, manufacturing, media and entertainment, oil and gas, retail, travel and transportation, and utilities. We believe that these industries provide a good fit for our analytic solutions and services because they tend to have the greatest analytic potential with large and growing data volumes, as well as expanding sources of data, complex data management requirements, or large and varied groups of users.

The extent to which any given customer contributes to our revenues has historically varied significantly from year to year and quarter to quarter. We have been highly successful in converting customers from perpetual to subscription-based purchasing options, which results in more ratable revenue recognition and we believe will increase the predictability of our revenue in the future. Due to the size and complexity of our sales transactions, the sales cycle is often long (typically more than a year).
Seasonality. Historically, our deal volume is seasonal, in line with customer spending patterns, with lower volume typically in the first quarter and higher volume generally in the fourth quarter of each calendar year. Such seasonality causes our working capital cash flow requirements to vary from quarter to quarter depending on the variability in the volume, timing, and mix of solution sales. As we are transitioning the business to subscription-based transactions, the business is becoming less seasonal as subscription renewals are more evenly distributed through the year, versus maintenance renewals which were typically all in the first quarter. This is impacting timing of cash collection and billings. However, typical of the enterprise software market, Teradata will continue to have significant seasonality that skews to the fourth quarter. Historically, cash provided by operating activities is higher in the first half of the year due to collections of the higher receivable balances at December 31 driven by the higher volumes in the fourth quarter and receipts from annual renewals of our maintenance support agreements. In addition, deal volume in the third month of each quarter has historically been significantly higher than in the first and second months. These factors, among others as more fully described in Item 1A, Risk Factors, elsewhere in this Annual Report, make forecasting more difficult and may adversely affect our ability to accurately predict financial results.
Backlog. Our backlog was approximately $2.7 billion at December 31, 2019, an increase from $2.5 billion on December 31, 2018. Approximately $1.4 billion of the backlog at December 31, 2019 is expected to be recognized as revenue in 2020. Backlog consists of firm contracts for work that has not yet been performed or goods that have not been delivered. Backlog includes $533 million at December 31, 2019 and $595 million at December 31, 2018 for backlog that had been invoiced, and therefore, was included in deferred revenue. Although we believe that the contract value included in backlog is firm, some contracts may provide that the Company is contractually obligated to perform but gives the customer the right to cancel for convenience by giving notice to Teradata. Customers typically do not cancel before the end of the contractual term and, historically, Teradata has not seen significant churn in its customer base.
Sales, Marketing and Partners
Sales and Marketing. We primarily sell and market our solutions and services through a direct sales force and have recently re-aligned our sales teams to best address the needs of our target market globally. We have greater than 80% of our employees in customer-facing and/or revenue-driving roles (including sales, marketing, consulting, customer service, and product engineering).
We support our sales force with marketing and training programs that are designed to:

•	Grow awareness, highlighting our technology leadership, differentiation, and analytics expertise;

•	Create demand for and adoption of our Vantage analytical platform;

•	Educate and enable the sales force with the skills and knowledge to deliver our value proposition; and

•	Provide a robust set of tools for use by our sales teams.
Teradata focuses our brand messaging on the Company’s strength as a hybrid cloud analytics software provider. To support the Company’s growth objectives, we employ a broad range of marketing strategies, including programs to inform, educate and generate demand with customers and prospects, as well as keep our leading technology position at the forefront of the media, industry analysts, academics, and other influencers. These strategies include targeted account-based marketing, our global website, digital marketing, webinars, physical and virtual conferences and events, public and media relations, social media, and an extensive customer reference program.
Strategic Partnerships. We seek to leverage our sales and marketing reach by partnering with leading global and regional systems integrators, independent software vendors, open-source software distributors, consultants, and universities that we believe complement our differentiated offerings. Strategic partnerships are a key factor in our ability to leverage the value and expand the scope of our analytic offerings in the marketplace.

•
Alliance Partners: Our partner program is focused on working collaboratively with independent software vendors in several areas, including tools, data and application integration solutions, data mining, analytics, business intelligence, and specific analytic and industry solutions. Our goal is to provide choices to our customers with partner offerings that are optimized and certified to work with Vantage to deliver end-to-end analytic and data solutions and to fit within the customer’s analytic environment.
Teradata has established partnerships with the top three global public cloud providers: Amazon Web Services (AWS), Microsoft Azure, and Google Cloud Platform, so the Company can provide companies around the globe access to Teradata’s as-a-service capabilities in the public cloud.

•
Systems Integrators: We also work with a range of systems integrators and consultants who engage in the design, implementation, and integration of analytic solutions and analytic applications for our joint customers. Our strategic partnerships with select global consulting and systems integration firms provide broad industry and technology expertise in the design of business solutions that leverage Teradata technology to enable enterprise analytics.

In 2019, we announced a strategic partnership with Deutsche Telekom. The partnership will support the digital transformation goals of small and medium-sized businesses in Germany, giving them access to data analytics to provide the insights required for growth and innovation. This new partnership offers us market expansion opportunities with more businesses needing analytics solutions.
Competition. We compete in a large and growing data management and analytics market that is attractive to both current and new competitors. Participants in our general market include large traditional competitors such as IBM, Oracle, SAP, Amazon and Microsoft as well as new analytic services companies, cloud vendors, and open-source providers. We believe our focus on ecosystem simplification and on delivering answers and business outcomes enables us to successfully compete in our target market. We believe that our Vantage platform is highly differentiated, delivers massive scale and integration, and is uniquely positioned to provide significant business value to our customers. Coupled with our ability to deploy across cloud and on-premises, as well as offering flexibility and choice in purchasing and licensing provides our customers with the ability to de-risk their buying decisions. Our consulting capabilities deliver value to our customers, enabling the customers to be successful in their markets, while also identifying incremental use cases that increase customers' consumption of Teradata's software. We believe that our technology, purchasing flexibility, global sales and marketing reach, as well as our consulting, will collectively enable us to continue to compete successfully. For more information on competition, see Item 1A, Risk Factors, elsewhere in this Annual Report.
Key factors used to evaluate competitors in these markets include: data and analytics experience; business outcome delivery; hybrid cloud offerings and experience; customer references; technology leadership; product quality; performance, scalability, availability, and manageability; support and consulting services capabilities; management of technologies in a complex analytical ecosystem; industry knowledge; and total cost of ownership. We believe we have a competitive advantage in providing complete, integrated, and optimized analytic data platforms and analytic services that address customers’ business, technical, and architecture requirements. Our differentiation is especially strong in our target market of the world’s leading companies and their mission-critical, complex, large-scale environments and requirements.
Research and Development ("R&D"). We remain focused on designing and developing data and analytic technologies that anticipate our customers' evolving needs and deliver the answers that advance their businesses. As we seek improvements in our offerings and services, we consider our customers' current and future needs. We believe our extensive R&D workforce is one of our core strengths. Our R&D team is located in multiple locations around the world to take advantage of global engineering talent. We anticipate that we will continue to have significant R&D expenditures, which may include complementary strategic acquisitions, to help support the flow of innovative, high-quality cloud-based offerings with a superior user experience, as well as services, which are vital to our leading competitive position. For information regarding the accounting and costs included in R&D activities, see "Note 1-Description of Business, Basis of Presentation and Significant Accounting Policies" in the Notes to Consolidated Financial Statements elsewhere in this Annual Report.
Intellectual Property and Technology. The Company owns 638 patents in the United States and 11 patents in foreign countries. The foreign patents are generally counterparts of the Company’s United States patents. Many of the patents that we own are licensed to others, and we are licensed to use certain patents owned by others. While our portfolio of patents and patent applications in aggregate is of significant value to our Company, we do not believe that any individual patent is by itself of material importance to our business.

In addition, the Company owns copyrights and trade secrets in our vast code base which makes up all of the Teradata software offerings, including analytic data platforms and analytic applications. Teradata’s software offerings reflect the investment of hundreds of person-years of development work.
The source code versions of our offerings are protected as trade secrets and, in all major markets, as unpublished copyright works. We take great efforts to protect our rights in all software offerings and related intellectual property; however, there can be no assurance that these measures will be successful. The Company owns the Teradata® word and logo trademarks, which are registered in the United States and in many foreign countries, as well as other trade names, service marks, and trademarks.
Sources of Materials. Our hardware components are assembled and configured by Flex Ltd. ("Flex"). Our platform line is designed to leverage the components from manufacturers that we believe are industry leaders. Our data storage devices and memory components utilize industry-standard technologies but are selected and configured to work optimally with our software and hardware platform. Flex also procures a wide variety of components used in the assembly process on our behalf. Although many of these components are available from multiple sources, Teradata utilizes preferred supplier relationships to better ensure more consistent quality, cost and delivery. Typically, these preferred suppliers maintain alternative processes and/or facilities to ensure business continuity of supply. Given our strategy to outsource product assembly activities to Flex and to source certain components from single suppliers, a disruption in production at Flex or at a supplier, or a global shortage of components, could impact the timing or profitability of customer shipments. In addition, a significant change in the forecasts to any of these preferred suppliers could result in purchase obligations for components that may be in excess of demand.
Employees. As of December 31, 2019, we had 8,535 employees globally. We believe that our future success will depend, in part, on our ability to continue to attract, hire and retain skilled and experienced personnel.
Properties and Facilities. Our corporate headquarters are located in San Diego, California. As of December 31, 2019, we operated 101 facilities in 41 countries throughout the world. We own our San Diego complex, while all other facilities are leased.
Information About Our Executive Officers. The following table and biographies sets forth information as of February 28, 2020 regarding the individuals who are serving as our executive officers.

Name	Age	Position(s)
Victor Lund	72	Interim President and Chief Executive Officer
Scott Brown	54	Chief Revenue Officer
Mark Culhane	60	Chief Financial Officer
Kathleen Cullen-Cote	55	Chief Human Resources Officer
Martyn Etherington	58	Chief Marketing Officer
Dan Harrington	56	Chief Services Officer
Laura Nyquist	66	General Counsel
Victor Lund. Victor Lund is the Company’s Interim President and Chief Executive Officer and has served in this role since November 2019. Mr. Lund served as Executive Chairman of the Company’s Board of Directors from January 2019 until February 2020. He previously served as the President and Chief Executive Officer of Teradata from May 2016 until January 2019. Mr. Lund has been a member of the Company’s Board of Directors since 2007 and served as chair of its Audit Committee from 2007 until May 2016. Previously, Mr. Lund was the non-executive chairman of the board of DemandTec, Inc., a publicly-held, on-demand applications company, from December 2006 until February 2012, and was a member of its board from 2005 to 2012. Prior to that, Mr. Lund was non-executive chairman of the board of Mariner Health Care, Inc., a long-term health care services company, from 2002 to 2004, and he was vice chairman of Albertson’s, Inc. from 1999 to 2002. Prior to that, he served as chairman of the board of American Stores Company from 1995 until 1999 and as its chief executive officer from 1992 until 1999. During his 22-year career with American Stores, Mr. Lund held executive positions of increasing responsibility leading to chairman and chief executive officer, including chief financial officer and executive vice president. He also serves as a director of Service Corporation International and has served on a number of publicly-traded company boards, including Del Monte Foods Company and Delta Airlines.

Scott Brown. Scott Brown is the Company’s Chief Revenue Officer and has served in this role since joining Teradata in June 2019. Prior to joining Teradata, Mr. Brown spent 22 years at Cisco Systems, a global leader in IT, networking, and cybersecurity solutions. From 2016 to 2018, he was Senior Vice President, Global Virtual Sales and Customer Success, following positions of successively increasing responsibility in direct sales, channel partnerships, technology solutions and architecture, and sales enablement, including Senior Vice President, Global Customer Success from 2015 to 2016, and Vice President, Asia Pacific and Japan Enterprise Segment from 2014 to 2016. Prior to joining Cisco Systems in 1996, he held sales leadership roles at System Software Associates, a global provider of software for industrial businesses, Effective Management Systems and PepsiCo.
Mark Culhane. Mark Culhane is the Company’s Chief Financial Officer and has served in this role since joining Teradata in November 2017. He served as the Chief Financial Officer for Lithium Technologies, a software applications company, from 2012 to 2016, and as Executive Vice President and Chief Financial Officer at DemandTec, a provider of a cloud-based collaborative optimization network for retailers and consumer products companies that was acquired by IBM in 2012, from 2001 to 2012. He currently serves on the board of directors of a private cloud-based software company, UserZoom, Inc. From June 2010 until its acquisition in April 2018, he served on the board of directors of Callidus Software, Inc., a cloud software company and global leader in sales performance management software, where he was the chair of its audit committee. From 2016 until November 2017, Mr. Culhane ran Culhane Advisory Services which provided management consulting services to venture- and private-equity-backed cloud software companies.
Kathleen Cullen-Cote. Kathleen Cullen-Cote is the Company’s Chief Human Resources Officer and has served in this role since joining Teradata in July 2019. Prior to joining Teradata, Ms. Cullen-Cote served in human resource leadership roles at PTC Inc., a global computer software and services company, from 2002 to June 2019, including Executive Vice President and Chief Human Resources Officer from April 2019 to July 2019; Corporate Vice President, Human Resources from 2012 until March 2019; Senior Vice President, Human Resources, from December 2010 to 2012; and Vice President, Human Resources, from October 2009 until December 2010. Prior to that, Ms. Cullen-Cote served in human resource leadership roles at Imark Communications, Johnson and Johnson, Raytheon, and Barry Controls.
Martyn Etherington. Martyn Etherington is the Company’s Chief Marketing Officer and has served in this role since joining Teradata in March 2018. Prior to joining Teradata, from 2015 to 2017, he served as the Chief Marketing Officer, IoT Cloud, at Cisco Jasper, a global market leader for Internet of Things connectivity management. From 2012 to 2015, he served as Executive Vice President, Chief Marketing Officer, and Chief of Staff for Mitel Networks Corporation, a telecommunications company. Mr. Etherington served as Chief Marketing Officer and Vice President, Business Operations at Tektronix/Danaher from 2002 to 2012 with responsibility for companywide strategy development and deployment, global marketing and business operations.
Dan Harrington. Dan Harrington is the Company’s Chief Services Officer and has served in this role since 2012. Previously, from 2007 to 2012, Mr. Harrington served as Executive Vice President, Technology and Support Services of Teradata. Prior to joining Teradata, he served as Vice President, Customer Services, Teradata Division of NCR Corporation, from 2005 until 2007. From 1999 to 2004, he was Vice President, Northern Europe, Teradata Division at NCR with responsibility for European sales. Prior to that, Mr. Harrington held a number of positions of increasing responsibility in the areas of sales, marketing and product management at NCR since joining the company in 1985.
Laura Nyquist. Laura Nyquist is the Company’s General Counsel and has served in this role since 2007. From November 2018 until July 2019, she served as the Company’s Chief Human Resources Officer. From 2007 until November 2018, Ms. Nyquist served as the Company’s Secretary, and from May to October 2016 and July to November 2018, she also was responsible for the Company’s human resources organization on an interim basis. Prior to joining Teradata, Ms. Nyquist held a number of senior management roles at NCR Corporation after joining that company in 1986, including Deputy General Counsel and Chief Counsel of NCR’s financial and retail solutions businesses from 2006 to 2007, Chief Counsel, Financial Solutions Division from 2004 to 2006, and Vice President, Corporate Affairs, and Secretary to the NCR Board of Directors from 1999 to 2004.
There are no family relationships between any of the executive officers or directors of Teradata.
There are no contractual obligations regarding the election of our executive officers or directors.

Information. Teradata makes available through its website, free of charge, its Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, and Current Reports on Form 8-K, and all amendments to such reports, as soon as reasonably practicable after these reports are electronically filed or furnished to the U.S. Securities and Exchange Commission ("SEC") pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 (the "Exchange Act"). These reports and other information are available, free of charge, at www.sec.gov. Teradata will furnish, without charge to a security holder upon written request, the Notice of Meeting and Proxy Statement for the 2020 Annual Meeting of Stockholders. Teradata will furnish the Code of Conduct and any other exhibit at cost (the Code of Conduct is also available through Teradata’s website at http://www.teradata.com/code-of-conduct/). Document requests are available by calling or writing to:
Teradata - Shareholder Relations
17095 Via Del Campo
San Diego, CA 92127
Phone: 858-485-2088
Website: www.teradata.com
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
Implementation of Strategy and Business Transformation - We may not be able to realize some or all of the anticipated benefits of our business transformation plan and execution of our strategy on a timely basis, or at all.
The successful implementation of our strategy and completion of our business transformation presents organizational and infrastructure challenges. We may not be able to implement and realize some or all of the anticipated benefits from our strategy or our business transformation plan on a timely basis, or at all. Events and circumstances, such as financial or unforeseen difficulties, delays and unexpected costs, may occur that could result in our not realizing desired outcomes. Any failure to substantially implement the transformation of the Company in accordance with our expectations could have a material adverse effect on our financial results. Even if the anticipated benefits and savings are substantially realized, there may be unforeseen consequences, internal control issues, or business impacts. Additionally, because of our restructuring efforts in connection with our business transformation plan, we may experience a loss of continuity, loss of accumulated knowledge or loss of efficiency during transitional periods. Reorganization and restructuring may require a significant amount of management and other employees' time and focus, which may divert attention from operating activities and growing our business. These challenges may be further compounded by the Company’s efforts to identify a permanent Chief Executive Officer. Failure to achieve some or all of the expected benefits of these activities could have a material adverse effect on our competitive position, business, financial condition, results of operations and cash flows.
As part of our strategy, our business has substantially shifted from traditional, perpetual pricing and revenue model to a subscription-based model in which less revenue is recognized upfront at the time the customer enters into a transaction. The pace and extent to which customers will continue to purchase and renew our offerings on a subscription basis is variable and therefore has impacts on our results and operations. Another core component of our strategy is to expand and enhance our offerings for cloud environments. It is uncertain whether these new offerings and deployment models will prove successful or whether we will be able to develop the necessary business models, infrastructure and systems to support the business. This includes having or hiring the right talent to execute our business strategy in a competitive job market. In addition, market acceptance of new product and service offerings will be dependent in part on our ability to include functionality and usability that address customer requirements, and to optimally price our offerings and services to meet customer demand and cover our costs. Our go-to-market, cloud and hybrid cloud strategies also must adjust to customers' changing buying preferences, and there can be no assurance that our go-to-market approach will adequately and completely address such preferences. New product and services offerings may increase our risk of liability and cause us to incur significant technical, legal or other costs. For example, with our cloud-based offerings, market acceptance is affected by a variety of factors including information security, reliability, performance, the sufficiency of technological infrastructure to support our offerings and services in certain geographies, customer concerns with entrusting a third party to store and manage its data as well as the customer's ability to access this data once a contract has expired, and consumer concerns regarding data privacy and the enactment of laws or regulations that restrict our ability to provide such services to customers. If we are unable to correctly respond to these issues, our business could be harmed.
As part of our business strategy, we also continue to dedicate a significant amount of resources to our research and development ("R&D") efforts in order to maintain and advance our competitive position, including our initiatives to provide and improve our offerings for cloud environments. However, we may not receive significant revenues from these investments for several years, if at all. R&D expenses represent a significant portion of our discretionary fixed costs. If we do not receive some or all of the expected benefits of our substantial investments in R&D, our results of operations could be adversely affected.
Renewal Rates and Support Services - If our existing customers fail to renew, or cancel, their subscription license arrangements or support agreements, or if customers do not renew on terms favorable to us, our business could be adversely affected.
Teradata’s solution offerings have been expanded to include a variety of subscription options, which impact the timing of when revenues are recognized and related cash flows are collected. Additionally, future revenue streams and cash flows could be adversely affected if customers do not renew, or cancel, their subscription arrangements. Because we have a limited history with our subscription offerings and many of our subscription contracts include cancellation provisions, we may not be able to accurately predict the rate of cancellations or customer renewals.
In addition, we currently derive a significant portion of our overall revenues from maintenance services and unspecified when-and-if-available software upgrades (collectively referred to as "support"), and we depend on our installed customer base for future revenue and cash flow from support services. The terms of our standard support arrangements generally provide for the prepayment of first-year support fees and are generally renewable on an annual basis. Some of our contracts also include cancellation provisions. The IT industry generally has been experiencing increasing pricing pressure from customers when purchasing or renewing support agreements. Mergers and acquisitions in certain industries that we serve could result in a reduction of the software and hardware being supported and put pressure on our subscription and support terms with customers who have merged. Given these factors, there can be no assurance that our current customers will renew their subscription and/or support agreements or agree to the same terms when they renew, which could result in our reducing or losing subscription and/or support fees which could adversely impact operating results.
Dependence on Key Employees - We depend on key employees and face competition in hiring and retaining qualified employees.
Our employees and access to talent are critical to our success. Our future success depends on our ability to attract and retain the services of senior management and key personnel in all functional areas of our Company, including engineering and development, marketing and sales professionals, and consultants. Competition for highly skilled personnel and acquired talent in the IT industry is intense. In addition, the Company’s ongoing search for a permanent Chief Executive Officer creates retention risks and may impact our ability to attract new talent to our organization. No assurance can be made that key personnel will remain with us, and it may be difficult and costly to replace such employees and/or obtain qualified talent who are not employees. Our failure to hire, retain and replace our key personnel could have a material adverse impact on our business operations. Additionally, there can be no assurance that the appointment of a successor Chief Executive Officer will not result in some disruption of our operations.
Highly Advanced Offerings - We need to rapidly and successfully develop and introduce new solutions that include highly advanced technology in a competitive, demanding, and rapidly changing environment. As we develop new offerings with greater capacity, delivery and performance capabilities, the increased difficulty and complexity associated with producing these offerings may increase the likelihood of reliability, quality or operability issues.
To succeed in the intensely competitive IT industry, we must continually improve, refresh and expand our product and service offerings to include newer features, functionality, and deployment options and to keep pace with price-to-performance gains. Shortened product life cycles due to customer demands and competitive pressures impact the pace at which we must introduce and implement new technology. This requires a high level of innovation by both our software developers and the suppliers of the third-party software components included in our solutions. In addition, bringing new solutions to the market entails a costly and lengthy process, and requires us to accurately anticipate customer needs and technology trends. If we are unable to respond to market demands, develop leading technologies, timely deliver offerings to the market, and maintain leadership in analytic data solutions performance and scalability, our business operations may be adversely affected.
Because of these and other factors, our ability to introduce new or improved solutions could be adversely impacted. There can be no assurance that our innovations will be profitable, and if we cannot successfully market and sell both existing and newly developed solutions, our business and operating results could be impacted.
In addition, our offerings may contain undetected errors or security flaws, which may be found after the offerings are introduced and delivered. This risk is enhanced when offerings are first introduced or when new versions are released, as well as when we develop offerings with more advanced technology, since the increased difficulty and complexity associated with producing these offerings may increase the likelihood of reliability, quality or operability issues. Due to such complexities, our products may also fail to perform to the full specifications and expectations of our customers. Additionally, third-party components that we integrate in our solutions may have undetected quality issues that may impact the performance of our offerings. The correction and detection of errors may cause delays, lost revenues, and incremental costs. Errors in our software offerings could also affect their ability to work with other components of our offerings, could delay the development or release of new offerings, and could adversely affect their market acceptance. We may not be able to detect or remedy all errors, including those that may be deemed critical by our customers, prior to release or deployment. Such reliability, quality and operability issues may negatively impact our ability to retain current customers, including due to customer cancellations or non-renewals, as well as our ability to obtain new customers.
Our customers who rely on our solutions for business-critical uses are more sensitive to errors, which could expose us to liability, performance and warranty claims, as well as harm our reputation. These and other risks associated with new offerings may have a material adverse impact on our results of operations and future performance.
Third Party Relationships - Our future results depend in part on our relationships with key suppliers, strategic partners and other third parties.
Our development, marketing and distribution plans depend in part on our ability to form strategic alliances with third parties that have complementary offerings, software, services and skills. Our strategic partners include consultants and system integrators, software and technology providers, and indirect channel distributors in certain countries. These relationships involve risks, including our partners changing their business focus, entering strategic alliances with other companies, being acquired by our competitors, failing to meet performance criteria or improperly using our confidential information. If we fail to maintain or expand our relationships with strategic partners, or if we are forced to seek alternative technology, or technology for new solutions, that may not be available on commercially reasonable terms, our business may be adversely affected.
Third-party vendors provide important elements to our solutions; if we do not maintain our relationships with these vendors or if these vendors cease to be going concerns, interruptions in the supply of our offerings may result. There are some components of our solutions that we purchase from single sources due to price, quality, technology or other reasons. For example, we rely on Flex as a key single source contract manufacturer for our on-premises hardware systems. In addition, we buy servers from Dell Technologies Inc. and storage disk systems from NetApp, Inc. Some components supplied by third parties may be critical to our solutions, and several of our suppliers may terminate their agreements with us without cause with 180-days notice. If we were unable to purchase necessary services, parts, components or offerings from a particular vendor and had to find an alternative supplier, our shipments and deliveries could be delayed. Also, quality issues, a disruption in our supply chain or the need to find alternative suppliers could impact the costs and/or timing associated with procuring necessary offerings, components and services. In any case, our operations could be adversely impacted. Similarly, our suppliers’ offerings and services have certain dependencies with respect to their own supply chain networks, and supply issues among our suppliers’ suppliers may also adversely impact our business.
Further, our strategic partnerships with Amazon, Google and Microsoft for our cloud offerings on AWS, Google and Azure, respectively, require significant investments to ensure that our solutions are optimized in these cloud environments. If we are unsuccessful in meeting performance requirements or obtaining future returns on these investments, our financial results may be adversely impacted.
Sales Cycle Variations - Unanticipated delays or accelerations in our sales cycles makes accurate estimation of our revenues difficult and could result in significant fluctuations in our quarterly operating results.
The length of our sales cycle varies depending on several factors over which we may have little or no control, including the size and complexity of a potential transaction, the level of competition that we encounter in our selling activities and our current and potential customers’ internal budgeting and approval process, as well as overall macro-economic conditions. Because of a generally long sales cycle, we may expend significant effort over a long period of time in an attempt to obtain an order, but ultimately not complete the sale, or the order ultimately received may be smaller than anticipated. The long sales cycle for our products also makes it difficult to predict the quarter in which sales will occur. Delays in sales could cause significant variability in our results for any particular period.
Brand Reputation - Demand for the offerings and services we sell could decline if we fail to maintain positive brand perception and recognition.
We operate a portfolio of brands with a commitment to customer service and innovation. We believe that recognition and the reputation of our brands are key to our success, including our ability to retain our existing customers and attract new customers. Operational factors such as failure to deliver high quality offerings or services, uncompetitive pricing, failure to meet delivery or performance promises or business interruptions could damage our reputation.
External factors, such as negative public remarks or accusations, could also be damaging. Damage to the perception or reputation of our brands could result in, among other things, declines in customer loyalty, customer cancellations or non-renewals, lower employee retention and productivity and vendor relationship issues, all of which could materially affect our revenue and profitability.
Competition - The IT industry is intensely competitive and evolving, and competitive pressures could adversely affect our pricing practices or demand for our offerings and services.
We operate in the intensely competitive IT industry, which is characterized by rapidly changing technology, evolving industry standards and models for consuming and delivering business and IT services, frequent new product introductions, and frequent price and cost reductions. In general, as a participant in the data analytic solutions market, we face:

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
Our competitors include established companies within our industry, including IBM, Oracle, SAP, Microsoft, Google and Amazon, which are well-capitalized companies with widespread distribution, brand recognition and penetration of platforms and service offerings. The significant purchasing and market power of these larger competitors, which have greater financial resources than we do, could allow them to surpass our market penetration and marketing efforts to promote and sell their offerings and services. In addition, many other companies participate in specific areas of our business, such as enterprise applications, analytic platforms and business intelligence software. In some cases, we may partner with a company in one area of our business and compete with them in another. The status of our business relationships with these companies can influence our ability to compete for analytic data solutions opportunities in such areas. In addition, we occasionally see additional competition from both established and emerging companies such as Snowflake, Cloudera, MongoDB and Pivotal Software. Failure to compete successfully with new or existing competitors in these and other areas could have a material adverse impact on our ability to generate additional revenues or sustain existing revenue levels.
Information Systems and Security - A breach of security, disruption, or failure of our information systems or those of our third-party providers could adversely impact our business and financial results.
Our operations are dependent on our ability to protect our computer equipment and the information stored in our databases (and the computer equipment and database information of certain suppliers and other third parties) from damage by, among other things, earthquake, fire, natural disaster, cyber-attacks, power loss, telecommunications failures, unauthorized intrusions, malicious or unintended insider actions that cause loss of data or loss of systems, including phishing schemes, and other events. The occurrence of one or more of these events could result in system failures and other interruptions in our operations, which could have a material adverse effect on our business, financial condition or results of operations.
Prior to our transformation, we generally operated pursuant to a business model, in which our customers purchased or leased hardware systems used in connection with our software solutions and the customers deployed and operated those solutions. With respect to these types of customer on-premises solutions, the customer, directly or through its selected services providers, manages all aspects of the data controls and security with respect to any confidential, private or otherwise sensitive information stored or processed through these solutions, including any personally identifiable data or information - such as non-public data regarding our customers’ employees, customers' customers, consumers, data subjects, individuals’ identities, individual financial accounts and health information including, for example, information that is regulated by the Health Insurance Portability and Accountability Act of 1996. Our software-as-a-service or cloud offerings generally require us to deploy or operate solutions for our customers, directly or through the use of third-party services providers, either on-premises at customer-selected data center facilities, or at third-party-hosted data center facilities. With respect to these cloud and software-as-a-service offerings, we and such service providers have increased roles, responsibilities and risk exposures regarding some or all aspects of the data controls and security with respect to any confidential, private or otherwise sensitive information stored or processed through these solutions on our systems or those of selected third-party providers. If unauthorized access to or use of such information or systems occurs, despite data security measures and third-party commitments to protect them, our results of operation, reputation, and relationships with our customers could be adversely impacted.
Additionally, experienced computer programmers, Nation State Sponsored Advanced Persistent Code ("NSSAPC") attackers (from countries such as Iran, China and certain European Eastern Bloc countries) and hackers may be able to penetrate our network security or that of our third-party providers and misappropriate or compromise our intellectual property or other confidential information or that of our customers, create system disruptions or cause shutdowns. Computer programmers and hackers also may be able to develop and deploy viruses, worms, and other malicious software programs that attack our offerings or otherwise exploit any security vulnerabilities of our offerings. In addition, phishing-scheme-perpetrators may be able to lure employees or contractors into providing such perpetrators with information that may enable them to avoid some of our network security controls or those of third-party providers which could result in system disruptions or a loss of confidential and proprietary information.
We have been subject to actual and potential cyber-attacks, and there can be no assurance that our defensive measures will be adequate to prevent them in the future. There is risk that these types of activities will recur and persist, that one or more of them may be successful in the future, that one or more of them may have been or will be successful but not detected, prevented, remediated or mitigated by us, and the costs to us to eliminate, detect, prevent, remediate, mitigate or alleviate cyber or other security problems, viruses, worms, malicious software programs, phishing schemes and security vulnerabilities could be significant, and our efforts to address these problems may not be successful and could adversely impact our future results of operations.
International Operations - Generating substantial revenues from our international operations poses several risks.

In 2019, the percentage of our total revenues from outside of the United States was 50%. We have exposure to more than 30 functional currencies. The risks associated with the geographic scope of our business operations include, among other things the following:

•	Cultural and management challenges associated with operating in developing countries;

•	Longer payment cycles for sales in foreign countries and difficulties in enforcing contracts and collecting accounts receivable;

•	Fluctuations in the value of local currencies;

•	Tariffs or other restrictions on foreign trade or investment; and

•
The impact of catastrophic weather or other negative effects of climate change and public health crises including, but not limited to, the novel coronavirus COVID-19 ("coronavirus"), on our facilities, operations and/or workforce, as well as those of our customers, supply chains and distribution channels, throughout the world, particularly those in coastal areas.

Any of these events, among others, could materially and adversely affect our financial condition and operating results. For example, the coronavirus may impact the global economy or negatively affect various aspects of our business, including our workforce and supply chain, which could impact our ability to deliver products and services to our customers and make it more difficult to meet our expectations and obligations.
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
There is active enforcement and ongoing focus by the SEC and other governmental authorities on the United States Foreign Corrupt Practices Act ("FCPA"), the U.K. Bribery Act of 2010 (the "Bribery Act") and similar anti-bribery, anti-corruption laws in other countries. Given the breadth and scope of our international operations, we may not be able to detect improper or unlawful conduct by our international partners and employees, despite our high ethics, governance and compliance standards, which could put the Company at risk regarding possible violations of such laws, including the FCPA or the Bribery Act, and could result in various civil or criminal fines, penalties or administrative sanctions, and related costs, which could negatively impact the Company's results of operations or financial condition.
Privacy concerns and laws such as the European Union’s General Data Protection Regulation, evolving regulation of cloud computing, cross-border data transfer restrictions and other domestic or foreign regulations may limit the use and adoption of our solutions and services and adversely affect our business.
Regulation related to the provision of services over the Internet is evolving, as federal, state and foreign governments continue to adopt new, or modify existing, laws and regulations addressing data privacy and the collection, processing, storage, transfer and use of data. In some cases, new data privacy laws and regulations, such as the European Union’s General Data Protection Regulation that took effect in May 2018 and an amended Act on the Protection of Personal Information in Japan, and the California Consumer Privacy Act, which took effect in January 2020, impose new obligations directly on the Company as both a data controller and a data processor, as well as on many of our customers. These new laws may require us to make changes to our solutions and services to enable Teradata and/or our customers to comply with the new legal requirements and may also increase our potential liability exposure through higher potential penalties for non-compliance. Further, laws such as the European Union’s proposed e-Privacy Regulation are increasingly aimed at the use of personal information for marketing purposes, and the tracking of individuals’ online activities. These new or proposed laws and regulations are subject to differing interpretations and may be inconsistent among jurisdictions. These and other requirements could reduce demand for our solutions and services, require us to take on more onerous obligations in our contracts, restrict our ability to store, transfer and process data or, in some cases, impact our ability to offer our solutions and services in certain locations or our customers' ability to deploy our solutions globally. For example, ongoing legal challenges in Europe allowing companies to transfer personal data from the European Economic Area to the United

States could result in further limitations on the ability to transfer data across borders, particularly if governments are unable or unwilling to reach new or maintain existing agreements that support cross-border data transfers, such as the EU-U.S. and Swiss-U.S. Privacy Shield framework. Additionally, certain countries have passed or are considering passing laws requiring local data residency. The costs of compliance with, and other burdens imposed by, privacy laws, regulations and standards may limit the use and adoption of our solutions and services, reduce overall demand for our solutions and services, make it more difficult to meet expectations from or commitments to customers, lead to significant fines, penalties or liabilities for noncompliance, or slow the pace at which we close sales transactions, any of which could harm our business.
In addition to government activity, privacy advocacy and other industry groups have established or may establish new self-regulatory standards that may place additional burdens on our ability to provide our solutions and services globally. Our customers expect us to meet voluntary certification and other standards established by third parties, such as related International Organization for Standardization ("ISO") standards. If we are unable to maintain these certifications or meet these standards, it could adversely affect our ability to provide our solutions to certain customers and could harm our business.
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
Our business and results of operations are affected by international, national and regional economic conditions. In particular, the IT industry in which we operate is susceptible to significant changes in the strength of the economy and the financial health of companies and governmental entities that make spending commitments for new technologies. Accordingly, adverse global economic and market conditions, including in certain economic sectors in which many of our customers operate (such as retail, manufacturing, financial services or government), may adversely impact our business. For example, adverse changes to the economy could impact the timing of purchases by our current and potential customers or the ability of our customers to fulfill their obligations to us. In addition, decreased or more closely scrutinized spending in our customers’ businesses and in the industries we serve, may adversely impact our business. Uncertainty about future economic conditions may make it difficult for us to forecast operating results and to make decisions about future investments. The Company’s success in periods of economic uncertainty may also be dependent, in part, on our ability to reduce costs in response to changes in demand and other activity.
Legal Contingencies and Regulatory Matters - We face uncertainties regarding legal proceedings, complex and changing laws and regulations, and other related matters.
In the normal course of business, we are subject to proceedings, lawsuits, claims and other matters, including those that relate to the environment, health and safety, employee benefits, export compliance, intellectual property, a variety of local laws and regulations and other regulatory compliance and general matters. See "Note 10-Commitments and Contingencies" in the Notes to Consolidated Financial Statements elsewhere in this Annual Report. Because such matters are subject to many uncertainties, their outcomes are not predictable. There can be no assurances that the amounts required to satisfy alleged liabilities from such matters will not impact future operating results.
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
Management time and resources are spent to understand and comply with changing laws, regulations and standards relating to such matters as corporate governance, accounting principles, public disclosure, SEC regulations, Basel III and the rules of the New York Stock Exchange ("NYSE") where our shares are listed. Rapid changes in accounting standards, and federal securities laws and regulations, among others, may substantially increase costs to our organization, challenge our ability to timely comply with all of them and could have an impact on our future operating results.
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
Changing Tax Rates - A change in our effective tax rate can have a significant adverse impact on our business.
A number of factors may adversely impact our future effective tax rates, such as:

•	The jurisdictions in which our profits are determined to be earned and taxed;

•	The resolution of issues arising from tax audits with various tax authorities;

•	Changes in the valuation of our deferred tax assets and liabilities;

•	Adjustments to estimated taxes upon finalization of various tax returns; and

•	Changes in available tax credits, especially surrounding tax credits in the United States for our research and development activities.
Tax rules may change in a manner that adversely affects our future reported results of operations or the way we conduct our business. Further changes in the tax laws of foreign jurisdictions could arise as a result of the base erosion and profit shifting project that was undertaken by the Organization for Economic Co-operation and Development ("OECD"). The OECD, which represents a coalition of member countries, recommended changes to numerous long-standing tax principles related to transfer pricing. Our income tax obligations are based in part on our corporate structure and inter-company arrangements, including the manner in which we develop, value, and use our intellectual property and the valuations of our inter-company transactions. Tax authorities may disagree with certain positions we have taken and assess additional taxes. We regularly assess the likely outcomes of these audits to determine the appropriateness of our tax provision, however, there can be no assurance that we will accurately predict the outcomes of these audits, and the actual outcomes of these audits could have a material impact on our net income or financial condition.
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
In addition, the United Kingdom’s Financial Conduct Authority, which regulates the London Interbank Offered Rate ("LIBOR"), announced that it intends to phase out LIBOR by the end of 2021. We have certain financial contracts, including our revolving credit agreement, term loan agreement, and interest rate swaps, that are indexed to LIBOR. The U.S. Federal Reserve has begun publishing a Secured Overnight Funding Rate, which is intended to replace U.S. dollar LIBOR. Plans for alternative reference rates for other currencies have also been announced. At this time, we cannot predict how markets will respond to these proposed alternative rates or the effect of any changes to LIBOR or the discontinuation of LIBOR. If LIBOR is no longer available or if our lenders have increased costs due to changes in LIBOR, we may experience potential increases in interest rates on our variable rate debt, which could adversely impact our interest expense, results of operations and cash flows.

Acquisitions - Our ability to successfully complete and integrate acquisitions may be an important element of future growth.
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

The United Kingdom's withdrawal from the European Union could have an adverse effect on our business and financial results.
In March 2017, the United Kingdom ("U.K.") government initiated a process to withdraw from the European Union ("Brexit"). As of January 31, 2020, the U.K. is no longer a member of the European Union. Brexit has created substantial economic and political uncertainty and volatility in currency exchange rates. The uncertainty created by Brexit may cause our customers to closely monitor their costs and negatively impact our competitive position, supplier and customer relationships and financial performance. This may ultimately result in new regulatory and cost challenges for our U.K. and global operations. Any of these events could adversely affect our U.K., European and overall business and financial results.

Item 1B.	UNRESOLVED STAFF COMMENTS
None.

Item 2.	PROPERTIES
As of December 31, 2019, Teradata operated 101 facilities in 41 countries consisting of approximately 1.4 million square feet throughout the world. Approximately 32% of this square footage is owned and the rest is leased. Within the total facility portfolio, Teradata operates 15 research and development facilities totaling approximately 400 thousand square feet, of which approximately 53% is owned. The remaining approximately 1 million square feet of space includes office, repair, warehouse and other miscellaneous sites, and is 23% owned and 77% leased. Teradata believes its facilities are suitable and more than adequate to meet its current needs. Teradata’s corporate headquarters is in San Diego, California.

Item 3.	LEGAL PROCEEDINGS

On June 19, 2018, the Company and certain of its subsidiaries filed a lawsuit in the U.S. District Court for the Northern District of California against SAP SE, SAP America, Inc., and SAP Labs, LLC (collectively, "SAP"). In the lawsuit, the Company alleges, among other things, that SAP misappropriated certain of the Company’s trade secrets within the Company’s enterprise data analytics and warehousing products and used them to help develop, improve and introduce one or more competing products. The Company further alleges that SAP has committed copyright infringement and employed anticompetitive practices using its substantial market position in the enterprise resource planning applications market to pressure the Company’s customers and prospective customers to use SAP’s one or more competing products and reduce or eliminate customers' and prospective customers' use of the Company's offerings. The Company seeks an injunction barring SAP’s alleged conduct, monetary damages, and other available legal and equitable relief. In July 2019, SAP filed patent infringement counterclaims against Teradata based on five SAP patents, and we plan to vigorously defend against these counterclaims. Currently, it is not possible to determine the likelihood of a loss or a reasonably estimated range of loss, if any, pertaining to the counterclaims.

Item 4.	MINE SAFETY DISCLOSURES
N/A.

PART II

Item 5.	MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Teradata common stock trades on the New York Stock Exchange under the symbol "TDC." There were approximately 30,551 registered holders of Teradata common stock as of February 6, 2020.
Teradata has not paid cash dividends and does not anticipate the payment of cash dividends to holders of Teradata common stock in the immediate future. The declaration of dividends in the future would be subject to the discretion of Teradata’s Board of Directors.
The information under the caption "Stock Ownership" and the caption "Current Equity Compensation Plan Information" in Part III Item 12 of this Annual Report on Form 10-K is also incorporated by reference in this section.
The following graph compares the relative performance of Teradata stock, the Standard & Poor’s ("S&P") 500 Stock Index and the S&P Information Technology Index. This graph covers the five-year period from December 31, 2014 to December 31, 2019. In each case, assumes a $100 investment on December 31, 2014, and reinvestment of all dividends, if any.

	As of December 31,
Company/Index	2014	2015	2016	2017	2018	2019
Teradata Corporation	$100	$60	$62	$88	$88	$61
S&P 500 Index	$100	$101	$114	$138	$132	$174
S&P Information Technology Index	$100	$106	$121	$167	$167	$251

Purchases of Equity Securities by the Issuer and Affiliated Purchases

Section 16 officers occasionally transfer vested shares earned under restricted stock awards to the Company at the current market price to cover their withholding taxes. For the year ended December 31, 2019, the total of these purchases was 126,330 shares at an average price of $43.43 per share.
The following table provides information relating to the Company’s repurchase of common stock for the year ended December 31, 2019:

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Dilution Offset Program (1)	Total Number of Shares Purchased as Part of Publicly Announced General Share Repurchase Program (2)	Maximum Dollar Value that May Yet Be Purchased Under the Dilution Offset Program	Maximum Dollar Value that May Yet Be Purchased Under the General Share Repurchase Program
Period
First quarter total	1,237,569	$47.00	748,958	488,611	$3,002,235	$229,669,749
Second quarter total	3,081,205	$37.92	178,821	2,902,384	$1,482,900	$119,767,910
Third quarter total	1,922,847	$33.33	127,402	1,795,445	$1,698,159	$559,677,843
October 2019	704,802	$29.37	57,164	647,638	$1,101,755	$540,672,084
November 2019	1,199,794	$26.25	50,347	1,149,447	$951,322	$510,538,613
December 2019	333,617	$26.10	32,600	301,017	$1,025,568	$502,690,790
Fourth quarter total	2,238,213	$27.21	140,111	2,098,102	$1,025,568	$502,690,790
2019 Full year total	8,479,834	$35.38	1,195,292	7,284,542	$1,025,568	$502,690,790

1.
The dilution offset program allows the Company to repurchase Teradata common stock to the extent of cash received from the exercise of stock options and the ESPP to offset dilution from shares issued pursuant to these plans.

2.
The general share repurchase program authorized by the Board allows the Company to repurchase outstanding shares of Teradata common stock. Share repurchases made by the Company are reported on a trade date basis. On July 28, 2019, Teradata's Board of Directors authorized an additional $500 million to be utilized to repurchase Teradata common stock under this share repurchase program. As of December 31, 2019, the Company had a total of $503 million authorized for share repurchases under this share repurchase program. The general share repurchase program expires on July 27, 2022.

Item 6.	SELECTED FINANCIAL DATA

	For the Years Ended December 31
In millions, except per share and employee amounts	2019	2018	2017 (1)	2016 (2)	2015(3)
Revenue (4)	$1,899	$2,164	$2,156	$2,322	$2,530
Income (loss) from operations	$10	$43	$68	$235	$(189)
Other (expense) income, net	$(23)	$(16)	$(10)	$(14)	$45
Income tax expense (benefit)	$7	$(3)	$125	$96	$70
Net (loss) income	$(20)	$30	$(67)	$125	$(214)
Net (loss) income per common share
Basic	$(0.18)	$0.25	$(0.53)	$0.96	$(1.53)
Diluted	$(0.18)	$0.25	$(0.53)	$0.95	$(1.53)
	At December 31
	2019	2018	2017	2016	2015
Total assets	$2,057	$2,360	$2,556	$2,413	$2,527
Debt and finance leases, including current portion	$612	$547	$780	$570	$780
Total stockholders’ equity	$262	$495	$668	$971	$849
Number of employees	8,535	10,152	10,615	10,093	11,300

1.	Includes $126 million tax impact related to the Tax Cuts and Job Act of 2017

2.	Includes $76 million ($70 million after-tax) for impairment of goodwill and acquired intangibles

3.	Includes $478 million ($457 million after-tax) for impairment of goodwill and acquired intangibles

4.	Periods prior to 2018 have not been adjusted under the modified retrospective adoption method of Topic 606.

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS ("MD&A")
You should read the following discussion in conjunction with the consolidated financial statements and the notes to those statements included elsewhere in this Annual Report on Form 10-K ("Annual Report"). This Annual Report contains certain statements that are forward-looking within the meaning of the Private Securities Litigation Reform Act of 1995. Certain statements contained in the MD&A are forward-looking statements that involve risks and uncertainties. The forward-looking statements are not historical facts, but rather are based on current expectations, estimates, assumptions and projections about our industry, business and future financial results. Our actual results could differ materially from the results contemplated by these forward-looking statements due to several factors, including those discussed in other sections of this Annual Report. See "Risk Factors" and "Forward-looking Statements."
OVERVIEW
Teradata Corporation ("we," "us," "Teradata," or the "Company") is a leading hybrid cloud analytics software provider focused on helping companies leverage all of their data across an enterprise to uncover real-time intelligence, at scale. In doing so, we enable them to find answers to their toughest challenges. Our solutions enable customers to integrate and simplify their analytics ecosystem, access and manage data, and use analytics to extract answers and derive business value from data. Our solutions are comprised of software, hardware, and related business consulting and support services to deliver analytics across a company’s entire analytics ecosystem.
Teradata’s strategy is based on our mission of transforming how businesses work and people live through the power of data. Our target market is made up of companies that we believe are the world's most demanding, large-scale users of data. These companies face significant challenges including siloed data and conflicting and duplicative solutions that typically results in considerable expense to maintain and to manage the complexity. Our strategy is to provide a differentiated set of offerings to our target market through a portfolio of integrated data and analytic solutions. Teradata Vantage™ is an extremely scalable, secure, highly concurrent and resilient analytics platform that addresses the challenges faced in our targeted customer set. By offering customers full integration of their datasets, tools, analytics languages, functions, and engines in one analytical platform, Vantage reduces customers’ complexity, risk, and costs. Our Vantage platform embraces leading commercial and open source analytics technologies and is available in the cloud and on-premises.
All subscription-based Teradata software licenses enable portability of the software license between cloud and on-premises deployment options; this flexibility is designed to reduce risk associated with customers’ buying decisions. Customer buying behavior has shifted from predominantly capital-intensive purchases to these subscription-based purchasing options. In the near term, the movement to subscription-based transactions is negatively impacting the timing of our reported revenue and our cash flows because revenue and cash related to subscription-based transactions are recognized and received over time versus upfront as was the case with the capital purchase model. The transition to a subscription-based model is expected to increase our recurring revenue, create more predictable operating results and improve cash flow generation. Near term impacts, however, can fluctuate based on the pace of customer adoption, which can be difficult to predict. In the longer term, we expect our reported operating results and cash flow to normalize and increase as customers increasingly transition to these subscription-based offerings.
We are continuing to invest in Teradata’s future, including investments to (i) support and expand our cloud-based offerings, market-leading Vantage platform, and analytical consulting and solutions, (ii) align our go-to-market approach to best address our target customers, and (iii) modernize our infrastructure.

In connection with the Company's business transformation, Teradata introduced additional financial and performance metrics to allow for greater transparency regarding the progress we are making toward achieving our strategic objectives. These metrics included the following:

•
Annual Recurring Revenue ("ARR") - annual contract value for all active and contractually binding term-based contracts at the end of a period. It includes maintenance, software upgrade rights, subscription-based transactions and managed services.

•	Bookings Mix - subscription bookings divided by the sum of subscription bookings plus perpetual bookings.
Because we expect little to no perpetual revenue in 2020, we will not be providing bookings mix as a key financial and performance metric going forward.
2019 FINANCIAL OVERVIEW
As more fully discussed in later sections of this MD&A, the following are the financial highlights for 2019:

•
Revenue of $1,899 million decreased by 12% in 2019 as compared to 2018, with an underlying 9% increase in recurring revenue as the Company's business shifts to subscription-based transactions. The increase in recurring revenue was more than offset by a 69% decrease in perpetual software licenses and hardware revenue and a 24% decrease in consulting services revenue. Foreign currency fluctuations had a 2% negative impact on total revenue for the year.

•	Gross margin was 50.3% in 2019, an increase from 47.4% in 2018, primarily due to a higher recurring revenue mix as compared to prior year.

•	Operating expenses in 2019 decreased by 3.9% as compared to 2018, primarily due to cost management initiatives.

•
Operating income was $10 million in 2019, down from $43 million in 2018, primarily due to a decrease in revenue as compared to the prior year as a result of a higher subscription-based bookings mix, which resulted in a significant decline in perpetual as well as a decline in consulting revenue, as expected and generally in line with our strategy.

•	Net loss was $20 million in 2019 versus net income of $30 million in 2018. Net loss per share was $0.18 in 2019 compared to net income per share of $0.25 in 2018.

RESULTS FROM OPERATIONS FOR THE YEARS ENDED DECEMBER 31, 2019, 2018 AND 2017
In July 2019, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update 2019-07, "Codification Updates to SEC Sections-Amendments to SEC Paragraphs Pursuant to SEC Final Rule Releases No. 33-10532, Disclosure Update and Simplification", which makes a number of changes meant to simplify certain disclosures in financial condition and results of operations, particularly by eliminating year-to-year comparisons between prior periods previously disclosed. In accordance with the relevant aspects of the rule covering the current year annual report, we now include disclosures on results of operations for fiscal year 2019 versus 2018 only. For discussion of fiscal year 2018 versus 2017 see "Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations" in our Annual Report filed with the SEC for the fiscal year ended December 31, 2018.
Revenue

		% of		% of
In millions	2019	Revenue	2018	Revenue
Recurring	$1,362	71.7%	$1,254	57.9%
Perpetual software license and hardware	106	5.6%	340	15.7%
Consulting services	431	22.7%	570	26.3%
Total revenue	$1,899	100%	$2,164	100%
2019 compared to 2018 - Total revenue was down $265 million or 12% in 2019, which included a 2% negative impact from foreign currency fluctuations. Recurring revenue grew 9%, which included a 2% negative impact from foreign currency fluctuations. This increase in recurring revenue was driven by our movement to subscription-based transactions from perpetual software licenses and hardware transactions, which is consistent with our strategy. Under a subscription business model, we recognize revenue over time as opposed to the upfront recognition under the perpetual model. As the Company shifts to a recurring revenue model and focuses its consulting resources on strategic engagements that drive increased software consumption within our targeted customer base, perpetual revenue and consulting revenue declined versus the prior-year period, which more than offset the increase in recurring revenue. For 2020, we expect ARR growth and recurring revenue growth of at least 8%. Taking into consideration the growth in recurring revenue offset by reduced perpetual software license and hardware revenue and reduced consulting services revenues of mid-single digits, we believe total revenues will be flat to down slightly in 2020.
Revenues from perpetual software licenses and hardware in 2019 decreased 69%, including a 1% negative impact from foreign currency fluctuations. The decrease in perpetual software licenses and hardware revenue is consistent with our strategy to sell more subscription-based offerings. We expect perpetual revenues to continue to decline as customers switch to our subscription-based offerings. Perpetual revenue is primarily hardware-related, as software is generally being sold on subscription. We expect that there will be little to no perpetual revenue in 2020.
Consulting services revenue decreased 24%, which included a 1% negative impact from foreign currency, as we are realigning and focusing our consulting resources on higher-margin engagements that drive increased software consumption within our targeted customer base. In 2019, we made progress towards our strategy of refocusing our consulting organization on Vantage-oriented offerings and de-emphasizing non-core consulting engagements. We expect consulting revenue to decline longer term as we expect a deepening partner ecosystem and product simplification to reduce our reliance on Teradata's consulting organization while creating greater total value for our customers. In line with our strategy to increase consumption of Teradata software, we are narrowing the focus of our consulting resources to engagements that drive customer value and increase consumption of our software.
As a portion of the Company’s operations and revenue occur outside the United States, and in currencies other than the U.S. dollar, the Company is exposed to fluctuations in foreign currency exchange rates. Based on currency rates as of January 31, 2020, Teradata is expecting one percentage point negative impact from currency translation on our 2020 full year projected revenue growth rate.
Included below are financial and performance growth metrics for 2019:

•	ARR was $1.427 billion at the end of 2019, a 9% increase from $1.308 billion at the end of 2018

•	88% of our bookings mix in 2019 were subscription-based

•	Total backlog grew 7% to $2.732 billion
Our ARR is composed of three main categories: (1) subscription and cloud-related ARR, (2) ARR related to our legacy perpetual maintenance and software upgrade rights, and (3) ARR related to subscription-based managed services. At December 31, 2019, our ARR consisted of:

•	$700 million of subscription and cloud-related ARR, up 42%;

•	$615 million of perpetual license maintenance and software upgrade rights-related ARR, down 14%; and

•	$112 million of managed services-related ARR, which grew 13%.
The slower rate of decline in our maintenance and software upgrade-related ARR, compared to 2018, is by design and results from changes in compensation for sales personnel that removed incentives to convert existing perpetual licenses to subscription without also growing subscription licenses. Over time, we continue to expect our subscription business to continue to show healthy growth, while perpetual maintenance and software upgrade rights-related ARR is likely to decline low double digits.
The rate of our transition to a recurring revenue model has been significantly faster than expected, and we believe it is reflective of the value our customers see in our subscription model and cloud offerings. Because we expect little to no perpetual software licenses and hardware revenue in 2020, we do not intend to continue providing the bookings mix as a key financial and performance metric going forward.
Total backlog grew 7% year-over-year, despite significantly shorter average contract durations compared to 2018. We believe this shows the strength and commitment of our customer relationships and continued adoption of our core product platform. In 2019, we changed our compensation structure for sales personnel to only compensate on transactions with contract durations of up to three years versus five years in 2018. This drove a meaningful reduction in our contract durations from well over four years in 2018 to closer to three years in 2019. We expect contract durations to remain stable in 2020.
Gross Profit
The Company often uses specific terms and definitions to describe variances in gross profit. The terms and definitions most often used are as follows:

•
Revenue Mix - The proportion of recurring, consulting, and perpetual software licenses and hardware that generates the total revenue of the Company. Changes in revenue mix can have an impact on gross profit even if total revenue remains unchanged.

•
Recurring Revenue Mix - The proportion of various recurring revenue offerings that comprise the total of recurring revenue. For example, a higher mix of subscriptions including hardware rentals could have a negative impact on total recurring gross profit.

•
Deal Mix - Refers to the type of transactions closed within the period that generate the total perpetual software license and hardware revenue. For example, a higher mix of hardware versus software or the mix of Teradata versus third-party products can impact profitability.

Gross profit for the following years ended December 31 was as follows:

		% of		% of
In millions	2019	Revenue	2018	Revenue
Gross profit
Recurring	$920	67.5%	$880	70.2%
Perpetual software licenses and hardware	22	20.8%	118	34.7%
Consulting Services	13	3.0%	28	4.9%
Total gross profit	$955	50.3%	$1,026	47.4%
2019 compared to 2018 - The decrease in recurring revenue gross profit as a percent of revenue was driven by a higher mix of subscription-based revenue as compared to the prior-year period. Subscription-based transactions are typically lower margin as compared to the recurring revenue from legacy software maintenance and software upgrade rights on perpetual software, due to the higher mix of hardware in subscription-based transactions. In 2020, we expect subscription-based margins to be in line with 2019.
The decrease in perpetual software licenses and hardware gross profit as a percent of revenue was driven by a higher mix of hardware revenue as some customers continue to purchase their hardware upfront while buying the software on a subscription basis, which is recorded in recurring revenue. In addition, our hardware gross margin was negatively impacted by deal mix and currency swings on inter-company transactions in regions where we cannot hedge currency fluctuations.
Consulting services gross profit as a percentage of revenue decreased due to a faster-than-expected decrease in revenue as compared to the prior-year as the Company refocused our consulting organization on Vantage-oriented offerings and dramatically reduced our footprint in non-core consulting engagements. As a result of these actions, we expect profitable consulting growth longer term.
In 2020, we expect overall gross profit as a percent of revenue to increase as we continue to expect the revenue mix to shift from lower-margin consulting and perpetual revenue to higher-margin recurring revenue.
Operating Expenses

		% of		% of
In millions	2019	Revenue	2018	Revenue
Operating expenses
Selling, general and administrative expenses	$618	32.5%	$666	30.8%
Research and development expenses	327	17.2%	317	14.6%
Total operating expenses	$945	49.8%	$983	45.4%
2019 compared to 2018 - The SG&A expense decrease was mostly driven by a restructuring of our sales organization designed to focus on our enterprise customers, and at the same time, creating a more efficient go-to-market coverage model for our commercial customers. In addition, expenses were also down due to lower payments related to the Company's annual variable incentive plan as compared to the prior year.
R&D expenses increased due to strategic investments in our Vantage analytics platform and our cloud offerings as we increase the reach of Teradata to multiple public cloud platforms.
Other Expense, net

In millions	2019	2018
Interest income	$12	$14
Interest expense	(26)	(22)
Other	(9)	(8)
Total Other Expense, net	$(23)	$(16)
In 2019, other expense, net was comprised primarily of interest expense on long-term debt and finance leases, partially offset by interest income earned on our cash and cash equivalents. Other expense, net increased compared to the prior year due to a lower cash balance, decreases in interest rates on investments and additional interest expense on finance leases.
Provision for Income Taxes
The effective income tax rate for the following years ended December 31 was as follows:

	2019	2018
Effective Tax Rate	(53.8)%	(11.1)%
The 2019 effective tax rate was impacted by $3 million tax expense related to equity compensation and $3 million of incremental global intangible low-taxed income ("GILTI") tax, which resulted in full-year income tax expense in 2019 of $7 million, on a pre-tax net loss of $13 million, causing a negative tax rate of 53.8%.

The 2018 effective tax rate was impacted by the Tax Cuts and Jobs Act of 2017 ("Tax Act"), which was signed into law on December 22, 2017, making significant changes to the United States Internal Revenue Code. Changes include, but are not limited to:

•	A corporate tax rate decrease from 35% to 21% effective for tax years beginning after December 31, 2017,

•	The transition of United States international taxation from a worldwide tax system to a modified territorial tax system, and

•	A one-time transition tax on the mandatory deemed repatriation of cumulative foreign earnings as of December 31, 2017.
On December 22, 2017, Staff Accounting Bulletin No. 118 ("SAB 118") was issued to address the application of accounting principles generally accepted in the United States of America ("GAAP") in situations when a registrant does not have the necessary information available, prepared, or analyzed (including computations) in reasonable detail to complete the accounting for certain income tax effects of the Tax Act.
For the year ended December 31, 2018, the Company recorded $6 million of tax benefit in accordance with SAB 118 as an adjustment to the provisional estimates resulting from additional regulatory guidance and changes in interpretations and assumptions the Company initially made because of the Tax Act. This resulted in an overall income tax benefit for 2018.
The Company’s first quarter and full-year 2020 effective tax rate is expected to include approximately $152 million of discrete tax benefit related to an intra-entity asset transfer of certain of its intellectual property ("IP") to one of its Irish subsidiaries, which occurred on January 1, 2020. The tax benefit for this intra-entity asset transfer will be recorded as a deferred tax asset in the first quarter of 2020 and represents the book and tax basis difference on the transferred assets measured based on the applicable Irish statutory tax rate. The tax deductions for amortization of the IP asset will be recognized in the future, and any amortization not deducted for tax purposes will be carried forward indefinitely under Irish tax laws. The Company expects to be able to realize the deferred tax assets resulting from these intra-entity asset transfers.
The Company is expecting its full-year effective tax rate for 2020 to be approximately (600)%, which takes into consideration, among other things, the forecasted earnings mix by jurisdiction and the estimated discrete items to be recognized in 2020, including the discrete tax benefit related to the intra-entity asset transfer discussed above. The forecasted tax rate is based on the overseas profits being taxed at an overall effective tax rate of approximately 33%, as compared to the federal statutory tax rate of 21% in the U.S.
Revenue and Gross Profit by Operating Segment
Effective January 1, 2019, Teradata implemented an organizational change in which Teradata now manages its business under three geographic regions, which are also the Company’s operating segments: (1) Americas region (North America and Latin America); (2) EMEA region (Europe, Middle East, and Africa) and (3) APAC region (Asia Pacific and Japan). For purposes of discussing results by segment, management excludes the impact of certain items, consistent with the manner by which management evaluates the performance of each segment. This format is useful to investors because it allows analysis and comparability of operating trends. It also includes the same information that is used by Teradata management to make decisions regarding the segments and to assess financial performance. The chief operating decision maker, who is our Interim President and Chief Executive Officer, evaluates the performance of the segments based on revenue and multiple profit measures, including segment gross profit. For management reporting purposes, assets are not allocated to the segments. Our segment results are reconciled to total company results reported under GAAP in Note 14 of Notes to Consolidated Financial Statements. Prior-period results have been restated to conform to the current year presentation.
The following table presents revenue and operating performance by segment for the years ended December 31:

		% of		% of		% of
In millions	2019	Revenue	2018	Revenue	2017	Revenue
Segment revenue
Americas	$1,057	55.7%	$1,126	52.0%	$1,195	55.3%
EMEA	492	25.9%	587	27.1%	567	26.3%
APAC	350	18.4%	451	20.8%	394	18.3%
Total segment revenue	$1,899	100%	$2,164	100%	$2,156	100%
Segment gross profit
Americas	$626	59.2%	$621	55.2%	$675	56.5%
EMEA	239	48.6%	275	46.8%	276	48.7%
APAC	148	42.3%	199	44.1%	161	40.9%
Total segment gross profit	$1,013	53.3%	$1,095	50.6%	$1,112	51.6%
2019 compared to 2018
Americas
Revenue decreased 6%, which included a 1% unfavorable impact from foreign currency fluctuations. An increase in recurring revenue was offset by a decrease in perpetual software licenses and hardware revenue and decrease in consulting revenue. The increase in recurring revenue and decline in perpetual revenue were driven by the shift to subscription-based transactions. Segment gross profit as a percentage of revenues was higher primarily due to a higher mix of recurring revenue.
EMEA
EMEA revenue decreased 16%, which includes a 3% unfavorable impact from foreign currency fluctuations. An increase in recurring revenue was offset by a decrease in perpetual software licenses and hardware revenue and decrease in consulting revenue. Segment gross profit as a percentage of revenues was higher primarily due to a higher mix of recurring revenue.
APAC
APAC revenue decreased 22%, which included a 2% unfavorable impact from foreign currency fluctuations. An increase in recurring revenue was offset by a decrease in perpetual software licenses and hardware revenue and a decrease in consulting revenue. Segment gross profit as a percentage of revenues was lower primarily due to a decline in consulting margins and decline in perpetual software licenses and hardware margins as a result of a higher mix of hardware, partially offset by a higher mix of recurring revenue.
2018 compared to 2017
Americas
Revenue decreased 6%, which included a 1% unfavorable impact from foreign currency fluctuations. An increase in recurring revenue was offset by a decrease in perpetual software licenses and hardware revenue and consulting revenue. The increase in recurring revenue and decline in perpetual revenue were driven by the shift to subscription-based transactions. Segment gross profit as a percentage of revenues was lower primarily due to lower perpetual revenue margin from a higher mix of hardware as some customers continued to purchase hardware upfront while buying software on a subscription basis.
EMEA
EMEA revenue increased 4%, which included a 3% favorable impact from foreign currency fluctuations. An increase in recurring revenue and consulting revenue was partially offset by a decrease in perpetual software licenses and hardware revenue. Segment gross profit as a percentage of revenues was lower primarily due to due to a decline in perpetual software and hardware margins, which more than offset a favorable higher mix of recurring revenue.

APAC
APAC revenue increased 14%, which included a 1% unfavorable impact from foreign currency fluctuations. An increase in recurring revenue and consulting revenue was partially offset by a decrease in perpetual software licenses and hardware revenue. Segment gross profit as a percentage of revenues was higher primarily due to growth in higher margin recurring revenue and an increase in consulting services gross margin as the Company continued to focus on making operational improvements in its consulting business.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES
Teradata ended 2019 with $494 million in cash and cash equivalents, a $221 million decrease from the December 31, 2018 balance, after using approximately $300 million for repurchases of Company common stock during the year. Cash provided by operating activities decreased by $216 million to $148 million in 2019 compared to 2018. The decrease in cash provided by operating activities was driven by a faster transition to a subscription model, higher cash payments in 2019 related to 2018 variable compensation, lower upfront multi-year cash payments from subscription-based transactions, and higher cash used for reorganizing and restructuring our operations and go-to-market functions to align to our strategy.
Teradata’s management uses a non-GAAP measure called "free cash flow," which is not a measure defined under GAAP. We define free cash flow as net cash provided by operating activities less capital expenditures for property and equipment and additions to capitalized software. Free cash flow is one measure of assessing the financial performance of the Company, and this may differ from the definition used by other companies. The components that are used to calculate free cash flow are GAAP measures taken directly from the Consolidated Statements of Cash Flows. We believe that free cash flow information is useful for investors because it relates the operating cash flow of the Company to the capital that is spent to continue and improve business operations. In particular, free cash flow indicates the amount of cash available after capital expenditures for, among other things, investments in the Company’s existing businesses, strategic acquisitions and repurchase of Teradata common stock. Free cash flow does not represent the residual cash flow available for discretionary expenditures since there may be other non-discretionary expenditures that are not deducted from the measure. This non-GAAP measure should not be considered a substitute for, or superior to, cash flows from operating activities under GAAP.
The table below shows net cash provided by operating activities and capital expenditures for the following periods:

In millions	2019	2018
Net cash provided by operating activities	$148	$364
Less:
Expenditures for property and equipment	(54)	(153)
Additions to capitalized software	(5)	(7)
Free cash flow	$89	$204
Financing activities and certain other investing activities are not included in our calculation of free cash flow. There were no other investing activities in 2019 and $3 million in other investing activities in 2018 for a release of hold-back amounts from a prior year acquisition.
Teradata’s financing activities for the years ended December 31, 2019 primarily consisted of cash outflows of $300 million for share repurchases, repayment of existing term loan of $19 million, $33 million of payments on finance leases, partially offset by $44 million net inflows from other financing activities.
Teradata’s financing activities for the years ended December 31, 2018 primarily consisted of cash outflows of $300 million for share repurchases, repayments of credit facility borrowings of $240 million, repayment of existing term loan of $40 million, $5 million of payments on finance leases, partially offset by $31 million net inflows from other financing activities.
The Company purchased 8.5 million shares of its common stock at an average price per share of $35.38 in 2019 and 7.9 million shares of its common stock at an average price per share of $37.89 in 2018.

Share repurchases were made under two share repurchase programs initially authorized by our Board of Directors in 2008. The first of these programs (the "dilution offset program") authorizes the Company to repurchase Teradata common stock to the extent of cash received from the exercise of stock options and the Teradata Employee Stock Purchase Plan ("ESPP") to offset dilution from shares issued pursuant to these plans. As of December 31, 2019, under the Company’s second share repurchase program (the "general share repurchase program"), the Company had approximately $503 million of authorization remaining to repurchase outstanding shares of Teradata common stock. Share repurchases made by the Company are reported on a trade date basis.
Proceeds from the ESPP and the exercise of stock options, net of tax paid for shares withheld upon equity award settlement, were $44 million in 2019 and $33 million in 2018 . These proceeds are included in other financing activities, net in the Consolidated Statements of Cash Flows.
Our total cash and cash equivalents held outside the United States in various foreign subsidiaries was $344 million as of December 31, 2019 and $364 million as of December 31, 2018. The remaining balance held in the United States was $150 million as of December 31, 2019 and $351 million as of December 31, 2018. Prior to the enactment of the 2017 Tax Act, the Company either reinvested or intended to reinvest its earnings outside of the United States. As a result of the 2017 Tax Act, the Company has changed its indefinite reinvestment assertion related to foreign earnings that have been taxed in the United States and now considers a majority of these earnings no longer indefinitely reinvested. Effective January 1, 2018, the United States moved to a territorial system of international taxation, and as such will generally not subject future foreign earnings to United States taxation upon repatriation in future years.
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
Long-term Debt. In June 2018, Teradata replaced its former five-year, $400 million revolving credit facility with a new $400 million revolving credit facility (the "Credit Facility"). The Credit Facility ends in June 2023 at which point any remaining outstanding borrowings would be due for repayment unless extended by agreement of the parties for up to two additional one-year periods. In addition, under the terms of the Credit Facility, Teradata from time to time and subject to certain conditions may increase the lending commitments under the Credit Facility in an aggregate principal amount up to an additional $200 million, to the extent that existing or new lenders agree to provide such additional commitments. The outstanding principal amount of the Credit Facility bears interest at a floating rate based upon, at Teradata’s option, a negotiated base rate or a Eurodollar rate plus, in each case, a margin based on Teradata’s leverage ratio. In the near term, Teradata would anticipate choosing a floating rate based on London Interbank Offered Rate ("LIBOR"). The Credit Facility is unsecured but is guaranteed by certain of Teradata’s material domestic subsidiaries and contains certain representations and warranties, conditions, affirmative, negative and financial covenants, and events of default customary for such facilities. As of December 31, 2019, the Company had no borrowings outstanding under the Credit Facility, with $400 million in borrowing capacity available under the Credit Facility. Unamortized deferred costs on the original credit facility and new lender fees of approximately $1 million were being amortized over the five-year term of the credit facility. The Company was in compliance with all covenants under the Credit Facility as of December 31, 2019.
Also, in June 2018, Teradata closed on a new senior unsecured $500 million five-year term loan, the proceeds of which plus additional cash-on-hand were used to pay off the remaining $525 million of principal on its previous term loan. The term loan is payable in quarterly installments, which commenced on June 30, 2019 with 1.25% of the initial principal amount due on each of the first eight payment dates; 2.50% of the initial principal amount due on each of the next four payment dates; 5.0% of the initial principal amount due on each of the next three payment dates; and all remaining principal due in June 2023. The outstanding principal amount of the term loan bears interest at a floating rate based upon a negotiated base rate or a Eurodollar rate plus, in each case, a margin based on the leverage ratio of the Company. As of December 31, 2019, the term loan principal outstanding was $482 million. Unamortized deferred issuance costs of approximately $2 million are being amortized over the five-year term of the loan. The Company was in compliance with all covenants under the term loan as of December 31, 2019.
In addition, in June 2018, Teradata executed a five-year interest rate swap with a $500 million initial notional amount in order to hedge the floating interest rate on the above-described term loan. The notional amount of the hedge will step-down according to the amortization schedule of the term loan. The notional amount of the hedge was $482 million as of December 31, 2019. As a result of the swap, Teradata’s fixed rate on the term loan equals 2.86% plus the applicable leverage-based margin as defined in the Term Loan agreement. As of December 31, 2019, the all-in fixed rate was 4.36%
Leases. In the normal course of business, the Company enters into operating and finance leases that impact, or could impact, our liquidity. Leases are described in detail in Note 13 of Notes to Consolidated Financial Statements. See Contractual and Other Commercial Commitments below for minimum lease obligations as of December 31, 2019.
Contractual and Other Commercial Commitments. In the normal course of business, we enter into various contractual obligations that impact, or could impact, our liquidity. The following table and discussion outline our material obligations at December 31, 2019, with projected cash payments in the periods shown:

	Total		2021-	2023-	2025 and
In millions	Amounts	2020	2022	2024	Thereafter
Principal payments on long-term debt	$482	$25	$132	$325	$—
Interest payments on long-term debt	47	15	27	5	—
Principal payments on finance leases	130	55	75	—	—
Interest payments on finance leases	7	5	2	—	—
Operating lease obligations	65	24	28	11	2
Transition tax	92	—	19	43	30
Purchase obligations	159	43	85	31	—
Total debt, lease and purchase obligations	$982	$167	$368	$415	$32
Our principal payments on long-term debt represent the expected cash payments on our $482 million term loan balance and do not include any fair value adjustments or discounts and premiums. Our interest payments on long-term debt represent the estimated cash interest payments based on the prevailing interest rate as of December 31, 2019. Our principal payments on finance leases represent the expected cash payment on our finance leases obligation, which was $130 million as of December 31, 2019. Our interest payments on finance leases represent the estimated cash interest payments based on the interest rates per finance lease agreements as of December 31, 2019. Our operating lease obligations in the above table includes Company facilities in various domestic and international locations as well as automobile leases in certain countries. Transition tax is the remaining payable balance as of December 31, 2019 of the one-time tax on accumulated foreign earnings resulting from the Tax Act. The payments associated with this deemed repatriation will be paid over seven years ending in 2025. Purchase obligations are committed purchase orders and other contractual commitments for goods and services and include non-cancelable contractual payments for fixed or minimum amounts to be purchased in relation to service agreements with various vendors for ongoing telecommunications, information technology, hosting and other services.
Additionally, the Company had $37 million in total uncertain tax positions recorded on its balance sheet as of December 31, 2019, of which $19 million is recorded in non-current liabilities and $18 million is reflected as an offset to deferred tax assets related to certain tax attribute carryforwards. These items are not included in the table of obligations shown above. The settlement period for the non-current income tax liabilities cannot be reasonably estimated as the timing and the amount of the payments, if any, will depend on possible future tax examinations with the various tax authorities. However, it is not expected that any payments will be due within the next 12 months.
We also have product warranties and guarantees to third parties, as well as postemployment and international pension obligations that may affect future cash flow. These items are not included in the table of obligations shown above. The Company is also potentially subject to concentration of supplier risk. Our hardware components are assembled exclusively by Flex Ltd. ("Flex"). Flex procures a wide variety of components used in the manufacturing process on our behalf. Although many of these components are available from multiple sources, Teradata utilizes preferred supplier relationships to better ensure more consistent quality, cost, and delivery. Typically, these preferred suppliers maintain alternative processes and/or facilities to ensure continuity of supply. Given the Company’s strategy to outsource its manufacturing activities to Flex and to source certain components from single suppliers, a disruption in production at Flex or at a supplier could impact the timing of customer shipments and/or Teradata’s operating results. In addition, a significant change in the forecasts to any of these preferred suppliers could result in purchase obligations or components that may be in excess of demand. Product warranties and third-party guarantees are described in detail in "Note 10—Commitments and Contingencies" in the Notes to Consolidated Financial Statements. Postemployment and pension obligations are described in detail in "Note 8—Employee Benefit Plans" in the Notes to Consolidated Financial Statements.
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
In many cases, the accounting treatment of a particular transaction is specifically dictated by GAAP and does not require significant management judgment in its application. There are also areas in which management’s judgment in selecting among available alternatives would not produce a materially different result. The significant accounting policies and estimates that we believe are the most critical to aid in fully understanding and evaluating our reported financial results are discussed in the paragraphs below. Teradata’s senior management has reviewed these critical accounting policies and related disclosures with the Audit Committee of Teradata’s Board of Directors. For additional information regarding our accounting policies and other disclosures required by GAAP, see "Note 1—Description of Business, Basis of Presentation and Significant Accounting Policies" in the Notes to Consolidated Financial Statements.
Revenue Recognition
On January 1, 2018, we adopted ASC Topic 606, Revenue from Contracts with Customers ("ASC 606"). This standard replaced existing revenue recognition rules with a comprehensive revenue measurement and recognition standard and expanded disclosure requirements. Refer to Notes 1 and 3, of our audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K for discussion of our revenue recognition policies.
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
The Company reviews the standalone selling price on a periodic basis and updates it, when appropriate, to ensure that the practices employed reflect the Company’s recent pricing experience. The Company maintains internal controls over the establishment and updates of these estimates, which includes review and approval by the Company’s management. For the year ended December 31, 2019 there was no material impact to revenue resulting from changes in the standalone selling price, nor does the Company expect a material impact from such changes in the near term.
Income Taxes
In accounting for income taxes, we recognize deferred tax assets and liabilities based on the differences between the financial statement carrying amounts and the tax basis of assets and liabilities. The deferred tax assets and liabilities are determined based on the enacted tax rates expected to apply in the periods in which the deferred tax assets or liabilities are expected to be settled or realized. The Company made an accounting policy election in 2018 related to the Tax Act to provide for the tax expense related to GILTI in the year the tax is incurred.
Prior to the enactment of the Tax Act in December 2017, the Company had not provided for taxes on the undistributed earnings of its foreign subsidiaries as the Company either reinvested or intended to reinvest those earnings outside of the United States. Because of the Tax Act, the Company has changed its indefinite reinvestment assertion related to foreign earnings that have been taxed in the United States and now considers a majority of these earnings no longer indefinitely reinvested. The Company has recorded $1 million of deferred foreign and state tax expense with respect to certain earnings that are not considered permanently reinvested. Deferred taxes have not been provided on earnings considered indefinitely reinvested.
We account for uncertainty in income taxes by prescribing thresholds and attributes for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. We may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. We record any interest and/or penalties related to uncertain tax positions in the income tax expense line on our Consolidated Statements of Income. As of December 31, 2019, the Company has a total of $37 million of unrecognized tax benefits, of which $19 million is included in the other liabilities section of the Company’s consolidated balance sheet as a non-current liability. The remaining balance of $18 million of uncertain tax positions relates to certain tax attributes generated by the Company which are netted against the underlying deferred tax assets recorded on the balance sheet.
We regularly review our deferred tax assets for recoverability and establish a valuation allowance if it is more likely than not that some portion or all of a deferred tax asset will not be realized. We have recorded $45 million in 2019 and $39 million in 2018 for valuation allowances, a majority of which offset our California R&D tax credit carryfoward, as the Company expects to continue to generate excess California R&D tax credits into the foreseeable future.
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

Goodwill and Acquired Intangible Assets
The Company reviews goodwill for impairment annually and whenever events or changes in circumstances indicate the carrying value of goodwill may not be recoverable. For 2019, the Company performed a quantitative impairment test. In this test, the Company compares the fair value of each reporting unit to its carrying value. The Company typically determines the fair value of its reporting units using a weighting of fair values derived from the income and market approaches. Under the income approach, the Company calculates the fair value of a reporting unit based on the present value of estimated future cash flows. The market approach estimates fair value based on market multiples of revenue and earnings derived from comparable companies with similar operating and investment characteristics as the reporting unit. If the fair value of the reporting unit exceeds the carrying value of the net assets assigned to that unit, goodwill is not impaired. If the carrying value of the net assets assigned to the reporting unit exceeds the fair value of the reporting unit, then the company records an impairment loss equal to the difference. In the fourth quarter of 2019, the Company performed its annual impairment test of goodwill and determined that no impairment to the carrying value of goodwill was necessary.
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
Leases
On January 1, 2019, the Company adopted ASU No. 2016-02, "Leases (Topic 842)", which requires leases with durations greater than twelve months to be recognized on the balance sheet. We determine if a contract contains a lease at inception. Our material operating leases consist of automobiles in certain countries and real estate, including office, storage and parking space. Our operating leases generally have remaining terms of 2-10 years. Our finance leases primarily consist of equipment financed for the purpose of delivering services to our customers and generally have terms of 3 years.
Operating lease assets and liabilities are recognized at the lease commencement date. Operating lease liabilities represent the present value of lease payments not yet paid. Operating lease assets represent our right to use an underlying asset and are based upon the operating lease liabilities adjusted for prepayments or accrued lease payments, initial direct costs, lease incentives, and impairment of operating lease assets. To determine the present value of lease payments not yet paid, when available, the we use the rate implicit in the lease. However, real estate leases do not typically provide a readily determinable implicit rate. Therefore, we estimate the incremental borrowing rate to discount the lease payments based on information available at lease commencement. The incremental borrowing rate used in the calculation of the lease liability is based on the secured rate associated with financed lease obligations for each location of leased property. Many of our leases include variable rental escalation clauses which are recognized when incurred. Some of our leases also include renewal options and/or termination options that are factored into the determination of lease payments and lease terms when it is reasonably certain that the Company will exercise these options. Lease agreements do not contain any material residual value guarantees or material restrictive covenants. Leases with an initial term of 12 months or less are not recorded on the balance sheet. Changes in judgments and estimates, such as the likelihood of renewal options, impairments, or the incremental borrowing rate could impact the amounts of assets or liabilities recorded or could impact the amount of cost or expense recognized between periods.
Pension and Postemployment Benefits
We measure pension and postemployment benefit costs and credits using actuarial valuations. Actuarial assumptions attempt to anticipate future events and are used in calculating the expense and liability relating to these plans. These factors include assumptions we make about interest rates, expected investment return on plan assets, total and involuntary turnover rates, and rates of future compensation increases. In addition, our actuarial consultants also use subjective factors such as withdrawal rates and mortality rates to develop our valuations. We review and update these assumptions on an annual basis at the beginning of each fiscal year. We are required to consider current market conditions, including changes in interest rates, in making these assumptions. The actuarial assumptions that we use may differ materially from actual results due to changing market and economic conditions, higher or lower withdrawal rates, or longer or shorter life spans of participants. These differences may result in a significant impact to the measurement of our pension and postemployment benefit obligations and to the amount of pension and postemployment benefits expense we have recorded or may record. For example, as of December 31, 2019, a one-half percent increase/decrease in the discount rate would change the projected benefit obligation of our pension plans by approximately $12 million, and a one-half percent increase/decrease in our involuntary turnover assumption would change our postemployment benefit obligation by approximately $10 million.
RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS
A discussion of recently issued accounting pronouncements is described in "Note 1—Description of Business, Basis of Presentation and Significant Accounting Policies" in the Notes to Consolidated Financial Statements elsewhere in this Annual Report, and we incorporate such discussion by reference.

Item 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
The Company employs a foreign currency hedging strategy to limit potential losses in earnings or cash flows from adverse foreign currency exchange rate movements. Foreign currency exposures arise from transactions denominated in a currency other than the Company’s functional currency and from foreign denominated revenue and profit translated into U.S. dollars. The primary currencies to which the Company is exposed include the euro, the British pound, the Japanese yen, the Australian dollar, the Canadian dollar and other Asian and South American currencies. Exposures are hedged with foreign currency forward contracts with maturity dates of twelve months or less. The potential loss in fair value at December 31, 2019, for such contracts resulting from a hypothetical 10% adverse change in all foreign currency exchange rates is approximately $4 million. This loss would be mitigated by corresponding gains on the underlying exposures.
In June 2018, Teradata executed a five-year interest rate swap with a $500 million initial notional amount to hedge the floating interest rate of its Term Loan, as more fully described in "Note 12 - Debt" in the Notes to Consolidated Financial Statements elsewhere in this Annual Report. The Company uses interest rate swaps to manage interest rate risks on future interest payments caused by interest rate changes on its variable rate term loan facility. The notional amount of the hedge will step-down according to the amortization schedule of the term loan. The fair value of these contracts and swaps are measured at the end of each reporting period using observable inputs other than quoted prices, specifically market spot and forward exchange rates. The fair value of interest rate swaps recorded in other liabilities at December 31, 2019 was $19 million. A hypothetical 50 basis point increase/decrease in interest rates would result in a increase/decrease to the fair value of the hedge of approximately $7 million.
For additional information regarding the Company’s foreign currency hedging strategy and interest rate swaps, see "Note 9 - Derivative Instruments and Hedging Activities" in the Notes to Consolidated Financial Statements elsewhere in this Annual Report.

Item 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
Report of Independent Registered Public Accounting Firm
To the Board of Directors and Stockholders of Teradata Corporation
Opinions on the Financial Statements and Internal Control over Financial Reporting
We have audited the accompanying consolidated balance sheets of Teradata Corporation and its subsidiaries (the "Company") as of December 31, 2019 and 2018, and the related consolidated statements of (loss) income, of comprehensive (loss) income, of changes in stockholders’ equity, and of cash flows for each of the three years in the period ended December 31, 2019, including the related notes and schedule of valuation and qualifying accounts for each of the three years in the period ended December 31, 2019 listed in the index appearing under Item 15(a)(2) (collectively referred to as the "consolidated financial statements"). We also have audited the Company's internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2019 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.
Changes in Accounting Principles
As discussed in Note 1 to the consolidated financial statements, the Company changed the manner in which it accounts for leases in 2019 and the manner in which it accounts for revenues from contracts with customers in 2018.
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
Critical Audit Matters
The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that (i) relates to accounts or disclosures that are material to the consolidated financial statements and (ii) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.
Revenue Recognition - evaluation of nonstandard terms and conditions with customers
As described in Notes 1 and 3 to the consolidated financial statements, the Company has $1,899 million of total revenue for the year ended December 31, 2019, of which a significant portion is generated from revenue with contracts which contain multiple performance obligations. When the Company enters into contracts with multiple performance obligations, management allocates the contract’s transaction price to each performance obligation using the relative standalone selling price of each distinct good or service in the contract. As disclosed by management, revenue recognition for complex contractual arrangements requires judgment, including a review of specific contracts and other factors. Specifically, complex arrangements with nonstandard terms and conditions may require significant contract interpretation to determine the appropriate accounting, including the determination whether promised goods or services are capable of being distinct and distinct within the context of the contract. If these criteria are not met, the promised goods or services are combined with other goods or services and accounted for as a combined performance obligation.
The principal considerations for our determination that performing procedures relating to revenue recognition, specifically related to the evaluation of nonstandard terms and conditions with customers, is a critical audit matter are there was significant judgment by management in evaluating the nonstandard terms and conditions with customers that impact revenue recognition and determining the appropriate revenue recognition. This in turn led to significant auditor judgment and effort in performing procedures to evaluate the nonstandard terms and conditions and the impact on revenue recognition.
Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to the revenue recognition process, including controls over the evaluation of nonstandard terms and conditions with customers that impact revenue recognition. These procedures also included, among others, evaluating and testing management’s process for determining whether the criteria for revenue recognition have been met based on the specific terms and performance under the arrangement. We examined revenue arrangements on a test basis, which included evaluating nonstandard terms and conditions with customers that impact revenue recognition.

/s/ PricewaterhouseCoopers LLP
Atlanta, GA
February 28, 2020
We have served as the Company’s auditor since 2007.

TERADATA CORPORATION
Consolidated Statements of (Loss) Income
In millions, except per share amounts

	For the Years Ended December 31
	2019	2018	2017
Revenue
Recurring	$1,362	$1,254	$1,145
Perpetual software licenses and hardware	106	340	429
Consulting services	431	570	582
Total revenue	1,899	2,164	2,156
Cost of revenue
Recurring	442	374	304
Perpetual software license and hardware	84	222	259
Consulting services	418	542	569
Total cost of revenue	944	1,138	1,132
Gross profit	955	1,026	1,024
Operating expenses
Selling, general and administrative expenses	618	666	651
Research and development expenses	327	317	305
Total operating expenses	945	983	956
Income from operations	10	43	68
Other expense, net
Interest expense	(26)	(22)	(15)
Interest income	12	14	11
Other expense	(9)	(8)	(6)
Total other expense, net	(23)	(16)	(10)
(Loss) income before income taxes	(13)	27	58
Income tax expense (benefit)	7	(3)	125
Net (loss) income	$(20)	$30	$(67)
Net (loss) income per weighted average common share
Basic	$(0.18)	$0.25	$(0.53)
Diluted	$(0.18)	$0.25	$(0.53)
Weighted average common shares outstanding
Basic	114.2	119.2	125.8
Diluted	114.2	121.2	125.8

The accompanying notes are an integral part of the consolidated financial statements.

TERADATA CORPORATION
Consolidated Statements of Comprehensive (Loss) Income
In millions

	For the Years Ended December 31
	2019	2018	2017
Net (loss) income	$(20)	$30	$(67)
Other comprehensive (loss) income:
Foreign currency translation adjustments	(10)	(13)	16
Derivatives:
Unrealized loss on derivatives, before tax	(12)	(7)	—
Unrealized loss on derivatives, tax portion	3	1	—
Unrealized loss on derivatives, net of tax	(9)	(6)	—
Defined benefit plans:
Reclassification of loss to net (loss) income	6	5	4
Defined benefit plan adjustment, before tax	(37)	(14)	(6)
Defined benefit plan adjustment, tax portion	10	1	1
Defined benefit plan adjustment, net of tax	(21)	(8)	(1)
Other comprehensive (loss) income	(40)	(27)	15
Comprehensive (loss) income	$(60)	$3	$(52)
The accompanying notes are an integral part of the consolidated financial statements.

TERADATA CORPORATION
Consolidated Balance Sheets
In millions, except per share amounts

	At December 31
	2019	2018
Assets
Current assets
Cash and cash equivalents	$494	$715
Accounts receivable, net	398	588
Inventories	31	28
Other current assets	91	97
Total current assets	1,014	1,428
Property and equipment, net	350	295
Capitalized software, net	36	72
Right of use assets - operating lease, net	51	—
Goodwill	396	395
Capitalized contract costs	91	54
Deferred income taxes	87	67
Other assets	32	49
Total assets	$2,057	$2,360
Liabilities and stockholders’ equity
Current liabilities
Current portion of long-term debt	$25	$19
Current portion of finance lease liability	55	17
Current portion of operating lease liability	20	—
Accounts payable	66	141
Payroll and benefits liabilities	157	224
Deferred revenue	472	490
Other current liabilities	91	118
Total current liabilities	886	1,009
Long-term debt	454	478
Finance lease liability	75	30
Operating lease liability	38	—
Pension and other postemployment plan liabilities	137	113
Long-term deferred revenue	61	105
Deferred tax liabilities	6	3
Other liabilities	138	127
Total liabilities	1,795	1,865
Commitments and contingencies (Note 10)
Stockholders’ equity
Preferred stock: par value $0.01 per share, 100.0 shares authorized, no shares issued and outstanding at December 31, 2019 and 2018, respectively	—	—
Common stock: par value $0.01 per share, 500.0 shares authorized, 110.9 and 116.8 shares issued and outstanding at December 31, 2019 and 2018, respectively	1	1
Paid-in capital	1,545	1,418
Accumulated deficit	(1,143)	(823)
Accumulated other comprehensive loss	(141)	(101)
Total stockholders’ equity	262	495
Total liabilities and stockholders’ equity	$2,057	$2,360
The accompanying notes are an integral part of the consolidated financial statements.

TERADATA CORPORATION
Consolidated Statements of Cash Flows
In millions

	For the Years Ended December 31
	2019	2018	2017
Operating activities
Net (loss) income	$(20)	$30	$(67)
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	150	130	138
Stock-based compensation expense	83	65	68
Deferred income taxes	(3)	(18)	(34)
Changes in assets and liabilities, net of acquisitions:
Receivables	190	(34)	(6)
Inventories	(3)	2	3
Account payables and accrued expenses	(153)	108	12
Deferred revenue	(62)	115	115
Other assets and liabilities	(34)	(34)	95
Net cash provided by operating activities	148	364	324
Investing activities
Expenditures for property and equipment	(54)	(153)	(78)
Additions to capitalized software	(5)	(7)	(9)
Business acquisitions and other investing activities, net	—	(3)	(21)
Net cash used in investing activities	(59)	(163)	(108)
Financing activities
Repayments of long-term borrowings	(19)	(40)	(30)
Proceeds from credit facility borrowings	—	—	420
Repayments of credit-facility borrowings	—	(240)	(180)
Repurchases of common stock	(300)	(300)	(351)
Payments of finance leases	(33)	(5)	—
Other financing activities, net	44	31	32
Net cash used in financing activities	(308)	(554)	(109)
Effect of exchange rate changes on cash and cash equivalents	(1)	(20)	8
(Decrease) increase in cash, cash equivalents and restricted cash	(220)	(373)	115
Cash, cash equivalents and restricted cash at beginning of year	716	1,089	974
Cash, cash equivalents and restricted cash at end of year	$496	$716	$1,089
Reconciliation of cash, cash equivalents and restricted cash to the Consolidated Balance Sheets
Cash and cash equivalents	$494	$715	$1,089
Restricted cash	2	1	—
Total cash, cash equivalents and restricted cash	$496	$716	$1,089
Non-cash investing and financing activities:
Assets acquired by finance lease	$115	$52	$—
Assets acquired by operating lease	$6	$—	$—
Cash paid during the year for:
Income taxes	$33	$33	$25
Interest	$26	$23	$14
The accompanying notes are an integral part of the consolidated financial statements.

TERADATA CORPORATION
Consolidated Statements of Changes in Stockholders’ Equity
In millions

	Common Stock		Paid-in	Retained Earnings (Accumulated	Accumulated Other Comprehensive
	Shares	Amount	Capital	Deficit)	(Loss) income	Total
December 31, 2016	131	$1	$1,220	$(161)	$(89)	$971
Net loss				(67)		(67)
Employee stock compensation, employee stock purchase programs and option exercises, net of tax	2		100			100
Repurchases of common stock, retired	(11)			(351)		(351)
Pension and postemployment benefit plans, net of tax					(1)	(1)
Currency translation adjustment					16	16
December 31, 2017	122	$1	$1,320	$(579)	$(74)	$668
Net income				30		30
Employee stock compensation, employee stock purchase programs and option exercises, net of tax	2		98			98
Repurchases of common stock, retired	(7)			(300)		(300)
Pension and postemployment benefit plans, net of tax					(8)	(8)
Unrealized loss on derivatives, net of tax					(6)	(6)
Adoption of Topic 606 (See Note 1)				26		26
Currency translation adjustment					(13)	(13)
December 31, 2018	117	$1	$1,418	$(823)	$(101)	$495
Net loss				(20)		(20)
Employee stock compensation, employee stock purchase programs and option exercises, net of tax	2		127			127
Repurchases of common stock, retired	(8)			(300)		(300)
Pension and postemployment benefit plans, net of tax					(21)	(21)
Unrealized loss on derivatives, net of tax					(9)	(9)
Currency translation adjustment					(10)	(10)
December 31, 2019	111	$1	$1,545	$(1,143)	$(141)	$262
The accompanying notes are an integral part of the consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 1 Description of Business, Basis of Presentation and Significant Accounting Policies
Description of the Business. Teradata Corporation ("we," "us," "Teradata," or the "Company") is a leading hybrid cloud analytics software provider focused on helping customers leverage all of their data across an enterprise to uncover real-time intelligence, at scale. We help customers integrate and simplify their analytics ecosystem, access and manage data, and use analytics to extract answers and derive business value from data. Our solutions are comprised of software, hardware, and related business consulting and support services to deliver analytics across a company’s entire analytical ecosystem.
Basis of Presentation. The financial statements are presented on a consolidated basis and include the accounts of the Company and its wholly-owned subsidiaries in accordance with accounting principles generally accepted in the United States of America ("GAAP").
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
Certain prior period balances have been reclassified to conform to the current year presentation. Such reclassifications did not affect total revenues, operating income or net income.
Use of Estimates. The preparation of financial statements in conformity with GAAP requires management to make estimates and judgments that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and revenues and expenses during the period reported. On an ongoing basis, management evaluates these estimates and judgments, including those related to allowances for doubtful accounts, the valuation of inventory to net realizable value, impairments of goodwill and other intangibles, stock-based compensation, leases, pension and other postemployment benefits, and income taxes and any changes will be accounted for on a prospective basis. Actual results could differ from those estimates.
Revenue Recognition. In May 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers ("Topic 606") that affects any entity that either enters into contracts with customers to transfer goods or services or enters into contracts for the transfer of nonfinancial assets unless those contracts are within the scope of other standards. Topic 606 supersedes the revenue recognition requirements of the prior revenue recognition guidance used prior to January 1, 2018. The Company adopted Topic 606 as of January 1, 2018 using the modified retrospective method for all contracts not completed as of the date of adoption. The reported results for 2019 and 2018 reflect the application of Topic 606 while the reported results for 2017 were prepared under the guidance of Accounting Standards Codification 605, Revenue Recognition, which is also referred to herein as the "previous guidance." As a result, 2017 has not been restated and continues to be reported under the previous guidance. The cumulative effect of applying Topic 606 was recorded as an adjustment to accumulated deficit as of the adoption date (January 1, 2018). The following adjustments were made to accounts on the consolidated balance sheets as of January 1, 2018:

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
See Note 3 for the required disclosures related to this standard. See Note 4 for costs to obtain and fulfill a customer contract.
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

Shipping and Handling. Product shipping and handling are included in cost in the Consolidated Statements of (Loss) Income.
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
Long-Lived Assets
Property and Equipment. Property and equipment, leasehold improvements and rental equipment are stated at cost less accumulated depreciation. Depreciation is computed over the estimated useful lives of the related assets primarily on a straight-line basis. Our estimate of depreciation expense incorporates management assumptions regarding the useful economic lives and residual values of our assets. Equipment is depreciated over 3 to 5 years and buildings over 25 to 45 years. Leasehold improvements are depreciated over the life of the lease or the asset, whichever is shorter. Total depreciation expense on the Company’s property and equipment for December 31 was as follows:

In millions	2019	2018	2017
Depreciation expense	$104	$67	$55

Capitalized Software. Direct development costs associated with internal-use software are capitalized and amortized over the estimated useful lives of the resulting software. The costs are capitalized when both the preliminary project stage is completed and it is probable that computer software being developed will be completed and placed in service. Teradata typically amortizes capitalized internal-use software on a straight-line basis over three years years beginning when the asset is substantially ready for use.
Costs incurred for the development of analytic database software that will be sold, leased or otherwise marketed are expensed as incurred based on the frequency and agile nature of development. The Company uses agile development methodologies to help respond to new technologies and trends and rapidly changing customer needs. Agile development methodologies are characterized by a more dynamic development process with more frequent and iterative revisions to a product release features and functions as the software is being developed. Due to the shorter development cycle and focus on rapid production associated with agile development, the Company did not capitalize any amounts for external-use software development costs in 2019, 2018 and 2017 due to the relatively short duration between the completion of the working model and the point at which a product is ready for general release. Prior capitalized costs will continue to be amortized under the greater of revenue-based or straight-line method over the estimated useful life.
The following table identifies the activity relating to capitalized software for the following periods:

	Internal-use Software			External-use Software
In millions	2019	2018	2017	2019	2018	2017
Beginning balance at January 1	$15	$16	$13	$57	$105	$174
Capitalized	5	6	9	—	—	—
Amortization	(7)	(7)	(6)	(34)	(48)	(69)
Ending balance at December 31	$13	$15	$16	$23	$57	$105

The aggregate amortization expense (actual and estimated) for internal-use and external-use software for the following periods is:

	Actual	For the years ended (estimated)
In millions	2019	2020	2021	2022	2023	2024
Internal-use software amortization expense	$7	$7	$6	$6	$6	$6
External-use software amortization expense	$34	$23	$—	$—	$—	$—

Estimated expense, which is recorded to cost of sales for external use software, is based on capitalized software at December 31, 2019 and does not include any new capitalization for future periods.
Valuation of Long-Lived Assets. Long-lived assets such as property and equipment, acquired intangible assets and internal capitalized software are reviewed for impairment when events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. An impairment is calculated based on the present value of future cash flows and an impairment loss would be recognized when estimated future undiscounted cash flows expected to result from the use of the asset and its eventual disposition are less than the carrying amount. No impairment was recognized during 2019.
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
Research and Development Costs. Research and development costs are expensed as incurred. Research and development costs primarily include labor-related costs, contractor fees, and overhead expenses directly related to research and development support.
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

Entities will classify leases to determine how to recognize lease-related revenue and expense. The Company adopted the new standard as of January 1, 2019 using the modified retrospective adoption approach utilizing the optional transition method with prior periods not recast and have elected certain of the practical expedients allowed under the standard. The Consolidated Financial Statements for the year ended December 31, 2019 are presented under the new standard, while comparative years presented are not adjusted and continue to be reported in accordance with our historical accounting policy. See Note 13 for more information.
Pension and Postemployment Benefits. The Company accounts for its pension benefit and its non-U.S. postemployment benefit obligations using actuarial models. The measurement of plan obligations was made as of December 31, 2019. Liabilities are computed using the projected unit credit method. The objective under this method is to expense each participant’s benefits under the plan as they accrue, taking into consideration salary increases and the plan’s benefit allocation formula. Thus, the total pension or postemployment benefit to which each participant is expected to become entitled is broken down into units, each associated with a year of past or future credited service.
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
Income Taxes. Income tax expense is provided based on income before income taxes in the various jurisdictions in which the Company conducts its business. Deferred income taxes reflect the impact of temporary differences between assets and liabilities recognized for financial reporting purposes and such amounts recognized for tax purposes. These deferred taxes are determined based on the enacted tax rates expected to apply in the periods in which the deferred assets or liabilities are expected to be settled or realized. The Company made an accounting policy election in 2018 related to the Tax Act to provide for the tax expense related to global intangible low-taxed income ("GILTI") in the year the tax is incurred. Teradata recognizes tax benefits from uncertain tax positions only if it is more likely than not the tax position will be sustained on examination by taxing authorities, based on the technical merits of the position. The Company records valuation allowances related to its deferred income tax assets when it is more likely than not that some portion or all the deferred income tax assets will not be realized. See Note 6 for additional information.
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
(Loss) Earnings Per Share. Basic (loss) earnings per share is calculated by dividing net (loss) income by the weighted-average number of shares outstanding during the reported period. The calculation of diluted earnings per share is similar to basic earnings per share, except that the weighted-average number of shares outstanding includes the dilution from potential shares added from stock options, restricted share awards and other stock awards. Refer to Note 7 for share information on the Company’s stock compensation plans.
The components of basic and diluted earnings (loss) per share for the years ended December 31 are as follows:

In millions, except earnings (loss) per share	2019	2018	2017
Net (loss) income attributable to common stockholders	$(20)	$30	$(67)
Weighted average outstanding shares of common stock	114.2	119.2	125.8
Dilutive effect of employee stock options, restricted shares and other stock awards	—	2.0	—
Common stock and common stock equivalents	114.2	121.2	125.8
(Loss) earnings per share:
Basic	$(0.18)	$0.25	$(0.53)
Diluted	$(0.18)	$0.25	$(0.53)

For 2019 and 2017, due to the net loss attributable to Teradata common stockholders, potential common shares that would cause dilution, such as employee stock options, restricted shares and other stock awards, have been excluded from the diluted share count because their effect would have been anti-dilutive. For 2019 and 2017, the fully diluted shares would have been 115.5 million in 2019 and 127.8 million in 2017.
Options to purchase 2.0 million shares in 2019, 2.6 million shares in 2018 and 2.7 million shares in 2017 of common stock, were not included in the computation of diluted earnings per share because their exercise prices were greater than the average market price of the common shares and, therefore, the effect would have been anti-dilutive.
Recently Issued Accounting Pronouncements
Accounting for Income Taxes. In December 2019, the FASB issued new guidance to simplify the accounting for income taxes. The new guidance changes various subtopics of accounting for income taxes including, but not limited to, accounting for "hybrid" tax regimes, tax basis step-up in goodwill obtained in a transaction that is not a business combination, intraperiod tax allocation exception to incremental approach, ownership changes in investments, interim-period accounting for enacted changes in tax law, and year-to-date loss limitation in interim-period tax accounting. The guidance is effective for fiscal years beginning after December 15, 2020 with early adoption permitted, including interim periods within those years. The company is currently evaluating this new guidance to determine the impact it may have on our financial position, results of operations or cash flows.
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
Recently Adopted Guidance
Comprehensive Income. In February 2018, the FASB issued new guidance for Income Statement—Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income (ASU 2018-02), which allows companies to reclassify stranded tax effects resulting from the Tax Cuts and Jobs Act of 2017 (the "2017 Tax Act") from accumulated other comprehensive income to retained earnings. The Company adopted this guidance on January 1, 2019, which did not have a material impact on our consolidated financial statements.
Clarifying the Scope and the Accounting Guidance for Contributions Received and Contributions Made. In June 2018, the FASB issued new guidance to clarify and improve the scope and the accounting guidance for contributions received and contributions made. The amendments are intended to assist entities in evaluating whether transactions should be accounted for as contributions (nonreciprocal transactions) or as exchange (reciprocal) transactions and determining whether a contribution is conditional. The Company adopted this guidance on January 1, 2019, which did not have a material impact on our consolidated financial statements.

Note 2 Supplemental Financial Information

	At December 31
In millions	2019	2018
Accounts receivable
Trade	$407	$590
Other	8	12
Accounts receivable, gross	415	602
Less: allowance for doubtful accounts	(17)	(14)
Total accounts receivable, net	$398	$588
Inventories
Finished goods	$19	$16
Service parts	12	12
Total inventories	$31	$28
Property and equipment
Land	$8	$8
Buildings and improvements	100	84
Finance lease assets	167	52
Machinery and other equipment	515	495
Property and equipment, gross	790	639
Less: accumulated depreciation	(440)	(344)
Total property and equipment, net	$350	$295
Other current liabilities
Sales and value-added taxes	$31	$34
Pension and other postemployment plan liabilities	11	10
Other	49	74
Total other current liabilities	$91	$118
Deferred revenue
Deferred revenue, current	$472	$490
Long-term deferred revenue	61	105
Total deferred revenue	$533	$595
Other long-term liabilities
Transition tax	$92	$102
Uncertain tax positions	19	17
Other	27	8
Total other long-term liabilities	$138	$127

Note 3 Revenue from Contracts with Customers
Disaggregation of Revenue from Contracts with Customers
The following table presents a disaggregation of revenue for the years ended December 31:

In millions	2019	2018	2017*
Americas
Recurring	$873	$801	$739
Perpetual software licenses and hardware	38	127	234
Consulting services	146	198	222
Total Americas	1,057	1,126	1,195
EMEA
Recurring	305	282	248
Perpetual software licenses and hardware	43	112	133
Consulting services	144	193	186
Total EMEA	492	587	567
APAC
Recurring	185	171	158
Perpetual software licenses and hardware	25	101	62
Consulting services	140	179	174
Total APAC	350	451	394
Total Revenue	$1,899	$2,164	$2,156
*As discussed in Note 1, periods prior to 2018 have not been adjusted under the modified retrospective adoption method of Topic 606
Contract Balances
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

In millions	December 31, 2019	December 31, 2018
Accounts receivable, net	$398	$588
Contract assets	$8	$14
Current deferred revenue	$472	$490
Long-term deferred revenue	$61	$105

Revenue recognized during the year ended December 31, 2019 from amounts included in deferred revenue at the beginning of the period was approximately $470 million.
Transaction Price Allocated to Unsatisfied Obligations

The following table includes estimated revenue expected to be recognized in the future related to the Company's unsatisfied (or partially satisfied) obligations at December 31, 2019:

In millions	Total at December 31, 2019	Year 1	Year 2 and Thereafter
Remaining unsatisfied obligations	$2,732	$1,377	$1,355

The amounts above represent the price of firm orders for which work has not been performed or goods have not been delivered and exclude unexercised contract options outside the stated contractual term that do not represent material rights to the customer. Although the Company believes that the contract value in the above table is firm, approximately $1,923 million of the amount includes customer-only general cancellation for convenience terms that the Company is contractually obligated to perform unless the customer notifies us. The Company expects to recognize revenue of approximately $312 million in the next year from contracts that are non-cancelable. Customers typically do not cancel before the end of the contractual term and historically the Company has not seen significant churn in its customer base. The Company believes the inclusion of this information is important to understanding the obligations that the Company is contractually required to perform and provides useful information regarding remaining obligations related to these executed contracts.

Note 4 Contract Costs
The Company capitalizes sales commissions and other contract costs that are incremental direct costs of obtaining customer contracts if the expected amortization period of the asset is greater than one year. These costs are recorded in Capitalized contract costs on the Company’s balance sheet. The capitalized amounts are calculated based on the sales commissions for individual multi-term contracts. The judgments made in determining the amount of costs incurred include whether the commissions are in fact incremental and would not have occurred absent the customer contract. Costs to obtain a contract are amortized as selling, general and administrative expenses on a straight-line basis over the expected period of benefit, which is typically four years. These costs are periodically reviewed for impairment. The following table identifies the activity relating to capitalized contract costs:

In millions	December 31, 2018	Capitalized	Amortization	December 31, 2019
Capitalized contract costs	$54	$57	$(20)	$91
In millions	January 1, 2018	Capitalized	Amortization	December 31, 2018
Capitalized contract costs	$17	$44	$(7)	$54

Note 5 Goodwill
Effective January 1, 2019, the Company implemented an organizational change to its operating segments and will report future results under the separate segments: Americas, EMEA and APAC. The following table identifies the activity relating to goodwill by operating segment.

In millions	Balance at December 31, 2018	Reassignment of Goodwill	Currency Translation Adjustments	Balance at December 31, 2019
Goodwill
Americas	$253	$—	$—	$253
International	142	(142)	—	—
EMEA	—	88	—	88
APAC	—	54	1	55
Total goodwill	$395	$—	$1	$396

In the fourth quarter of 2019, the Company performed its annual impairment test, utilizing the quantitative method, of goodwill and determined that no impairment to the carrying value of goodwill was necessary as each reporting units fair value was above it carrying value. The Company reviewed three reporting units in its 2019 goodwill impairment assessment, as each of the geographic operating segments were considered separate reporting units for purposes of testing.
Note 6 Income Taxes
For the years ended December 31, (loss) income before income taxes consisted of the following:

In millions	2019	2018	2017
(Loss) income before income taxes
United States	$(85)	$(79)	$(26)
Foreign	72	106	84
Total (loss) income before income taxes	$(13)	$27	$58

For the years ended December 31, income tax expense (benefit) consisted of the following:

In millions	2019	2018	2017
Income tax expense (benefit)
Current
Federal	$(3)	$(10)	$132
State and local	—	6	2
Foreign	13	19	25
Deferred
Federal	(10)	(20)	(22)
State and local	(1)	(4)	(4)
Foreign	8	6	(8)
Total income tax expense (benefit)	$7	$(3)	$125
Effective income tax rate	(53.8%)	(11.1%)	215.5%

The following table presents the principal components of the difference between the effective tax rate and the United States federal statutory income tax rate for the years ended December 31:

	2019	2018	2017
Income tax expense at the U.S. federal tax rate	21.0%	21.0%	35.0%
Foreign income tax differential	(49.2)%	2.1%	(22.6)%
U.S. tax on foreign earnings	(8.4)%	2.0%	4.3%
State and local income taxes	58.2%	(25.0)%	(11.0)%
U.S. permanent book/tax differences	(17.0)%	(2.7)%	(1.5)%
U.S. research and development tax credits	68.5%	(29.5)%	(11.2)%
Change in valuation allowance	(49.1)%	27.7%	10.0%
U.S. manufacturing deduction permanent difference	—%	—%	(8.0)%
Tax impact of equity compensation	(49.3)%	(1.4)%	0.7%
Deferred tax impact from U.S. rate change from Tax Reform	—%	—%	(27.0)%
Tax impact of U.S. Tax Reform/Transition Tax	—%	(23.9)%	250.0%
Tax Impact of uncertain tax positions	(24.6)%	20.2%	(3.6)%
Other, net	(3.9)%	(1.6)%	0.4%
Effective income tax rate	(53.8)%	(11.1)%	215.5%

The 2019 effective tax rate was impacted by $3 million tax expense related to equity compensation and $3 million of incremental global intangible low-taxed income ("GILTI") tax, which resulted in full-year income tax expense in 2019 of $7 million, on a pre-tax net loss of $13 million, causing a negative tax rate of 53.8%.

The 2018 and 2017 effective tax rates were impacted by the Tax Cuts and Jobs Act of 2017 ("Tax Act"), which was signed into law on December 22, 2017, making significant changes to the United States Internal Revenue Code. Changes include, but are not limited to:

•	A corporate tax rate decrease from 35% to 21% effective for tax years beginning after December 31, 2017,

•	The transition of United States international taxation from a worldwide tax system to a modified territorial tax system, and

•	A one-time transition tax on the mandatory deemed repatriation of cumulative foreign earnings as of December 31, 2017.
On December 22, 2017, Staff Accounting Bulletin No. 118 ("SAB 118") was issued to address the application of GAAP in situations when a registrant does not have the necessary information available, prepared, or analyzed (including computations) in reasonable detail to complete the accounting for certain income tax effects of the Tax Act.
In accordance with SAB 118, the Company completed its analysis of the impact of the Tax Act during the fourth quarter of 2018 in accordance with its understanding of the Tax Act and guidance available as of the date of this filing. For the year ended December 31, 2018, the Company recorded a $6 million tax benefit as an adjustment to the 2017 provisional estimate in accordance with SAB 118 because of additional regulatory guidance and changes in interpretations and assumptions the Company initially made as a result of the Tax Act. Effective in 2018, the Tax Act subjects United States shareholders to a tax on GILTI earned by certain foreign subsidiaries. The Company has elected to provide for the tax expense related to GILTI in the year the tax is incurred. The Company recorded tax expense of $3 million in 2019 and $1 million in 2018 for GILTI.
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
Subsequent to the year ended December 31, 2019 and effective January 1, 2020, the Company completed an intra-entity asset transfer of certain of its intellectual property to one of its Irish subsidiaries. The intra-entity asset transfer will result in a material deferred tax asset recorded during the first quarter of 2020.
Deferred income tax assets and liabilities included in the balance sheets at December 31 were as follows:

In millions	2019	2018
Deferred income tax assets
Employee pensions and other liabilities	$63	$49
Other balance sheet reserves and allowances	18	18
Operating lease liabilities	14	—
Tax loss and credit carryforwards	80	63
Deferred revenue	12	20
Total deferred income tax assets	187	150
Valuation allowance	(45)	(39)
Net deferred income tax assets	142	111
Deferred income tax liabilities
Intangibles and capitalized software	8	17
Right of use assets - operating lease	13	—
Property and equipment	12	11
Other	28	19
Total deferred income tax liabilities	61	47
Total net deferred income tax assets	$81	$64

As of December 31, 2019, Teradata has net operating loss ("NOL") and tax credit carryforwards totaling $80 million (tax effected and before any valuation allowance offset and application of recognition criteria for uncertain tax positions). Of the total tax carryforwards, $11 million are NOL's in the United States and certain foreign jurisdictions, a small portion of which will begin to expire in 2021; $3 million are United States foreign tax credit carryforwards which expire in 2028, which have a full valuation allowance offset; $10 million are federal R&D credits, which will begin to expire in 2038; and $56 million are California R&D tax credits that have an indefinite carryforward period, which have a $41 million valuation allowance offset and $15 million of FIN 48 reserve recorded.
Prior to the enactment of the Tax Act, the Company had not provided for taxes on the undistributed earnings of its foreign subsidiaries as the Company either reinvested or intended to reinvest those earnings outside of the United States. Because of the Tax Act, the Company has changed its indefinite reinvestment assertion related to foreign earnings that have been taxed in the United States and now considers a majority of these earnings no longer indefinitely reinvested. Because of United States tax reform legislation, distributions of profits from non-U.S. subsidiaries are not expected to cause a significant United States tax impact in the future. However, these distributions may be subject to non-U.S. withholding taxes if profits are distributed from certain jurisdictions. The Company has recorded $1 million of deferred foreign withholding tax expense with respect to certain earnings which are not considered permanently reinvested as they would be taxable upon remittance. Deferred taxes have not been provided on earnings considered indefinitely reinvested.
The Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The Company reflects any interest and penalties recorded in connection with its uncertain tax positions as a component of income tax expense.
As of December 31, 2019, the Company’s uncertain tax positions totaled approximately $37 million, of which $19 million is reflected in the other liabilities section of the Company’s balance sheet as a non-current liability. The remaining balance of $18 million of uncertain tax positions relates to certain tax attributes both generated by the Company and acquired in various acquisitions, which are netted against the underlying deferred tax assets recorded on the balance sheet. The entire balance of $37 million in uncertain tax positions would cause a decrease in the effective income tax rate upon recognition. Teradata has recorded $2 million of interest accruals related to its uncertain tax liabilities as of December 31, 2019.
Below is a roll-forward of the Company’s liability related to uncertain tax positions at December 31:

In millions	2019	2018
Balance at January 1	$34	$28
Gross increases for prior period tax positions	4	3
Gross increases for current period tax positions	5	8
Decreases due to the lapse of applicable statute of limitations	(6)	(1)
Decreases relating to settlements with taxing authorities	—	(4)
Balance at December 31	$37	$34

The Company recorded $4 million of discrete tax expense in the second quarter of 2019 related to the reversal of the United States Tax Court’s decision in the Altera Corp. v. Commissioner case by the Ninth Circuit Court of Appeals on June 7, 2019. The Altera case focused on whether current U.S. Treasury Regulations requiring the inclusion of stock-based compensation expense in a taxpayer's cost-sharing calculations are valid.
The Company and its subsidiaries file income tax returns in the United States and various state jurisdictions, as well as numerous foreign jurisdictions. As of December 31, 2019, the Company has ongoing tax audits in a limited number of state and foreign jurisdictions. However, no material adjustments have been proposed or made in any of these examinations to date, which would result in any incremental income tax expense in future periods to the Company. The Company's tax returns for years 2016-2019 are still open for assessment by tax authorities in its major jurisdictions.

Note 7 Employee Stock-based Compensation Plans
The Company recorded stock-based compensation expense for the years ended December 31 as follows:

In millions	2019	2018	2017
Stock options	$3	$6	$9
Restricted shares	77	56	56
Employee share repurchase program	3	3	3
Total stock-based compensation before income taxes	83	65	68
Tax benefit	(10)	(11)	(21)
Total stock-based compensation, net of tax	$73	$54	$47

The Teradata Corporation 2007 Stock Incentive Plan (the "2007 SIP"), as amended, and the Teradata 2012 Stock Incentive Plan (the "2012 SIP") provide for the grant of several different forms of stock-based compensation. The 2012 SIP was adopted and approved by stockholders in April 2012 and no further awards may be made under the 2007 SIP after that time. A total of approximately 17.5 million shares were authorized to be issued under the 2012 SIP. New shares of the Company’s common stock are issued as a result of the vesting of restricted share units and stock option exercises and at the time of grant for restricted shares, for awards under both plans.
As of December 31, 2019, the Company’s primary types of stock-based compensation were stock options, restricted shares, restricted share units and the employee stock purchase program (the "ESPP").
Stock Options
The Compensation and Human Resource Committee of Teradata’s Board of Directors has discretion to determine the material terms and conditions of option awards under both the 2007 SIP and the 2012 SIP (collectively, the "Teradata SIP"), provided that (i) the exercise price must be no less than the fair market value of Teradata common stock (as defined in both plans) on the date of grant, and (ii) the term must be no longer than ten years. Option grants generally have a four-year vesting period.
No options were granted in 2019 and 2018. The weighted-average fair value of options granted for Teradata equity awards was $11.08 in in 2017. The fair value of each option award on the grant date was estimated using the Black-Scholes option-pricing model with the following assumptions:

2017
Dividend yield	—%
Risk-free interest rate	1.99%
Expected volatility	35.0%
Expected term (years)	6.3
The following table summarizes the Company’s stock option activity for the year ended December 31, 2019:

Shares in thousands	Shares Under Option	Weighted- Average Exercise Price per Share	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in millions)
Outstanding at January 1, 2019	4,148	$40.34	3.8	$15
Granted	—	$—
Exercised	(916)	$35.50
Canceled	(660)	$47.71
Forfeited	(68)	$28.78
Outstanding at December 31, 2019	2,504	$40.49	3.7	$—
Fully vested and expected to vest at December 31, 2019	2,504	$40.49	3.7	$—
Exercisable at December 31, 2019	2,352	$41.28	3.5	$—

The following table summarizes the total intrinsic value of options exercised and the cash received by the Company from option exercises under all share-based payment arrangements at December 31:

In millions	2019	2018	2017
Intrinsic value of options exercised	$9	$15	$6
Cash received from option exercises	$32	$21	$19
Tax benefit realized from option exercises	$2	$3	$2

As of December 31, 2019, there was $2 million of total unrecognized compensation cost related to unvested stock option grants. That cost is expected to be recognized over a weighted-average period of 0.5 years.
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
The following table reports restricted shares and restricted share unit activity during the year ended December 31, 2019:

Shares in thousands	Number of Shares	Weighted- Average Grant Date Fair Value per Share
Unvested shares at January 1, 2019	3,231	$34.27
Granted	3,634	$44.13
Vested	(1,218)	$33.52
Forfeited/canceled	(478)	$38.57
Unvested shares at December 31, 2019	5,169	$40.95

The following table summarizes the weighted-average fair value of restricted share units granted for Teradata equity awards and the total fair value of shares vested.

	2019	2018	2017
Weighted-average fair value of restricted share units granted	$44.13	$37.98	$34.88
Total fair value of shares vested (in millions)	$41	$53	$50

As of December 31, 2019, there was $137 million of unrecognized compensation cost related to unvested restricted share grants. The unrecognized compensation cost is expected to be recognized over a remaining weighted-average period of 1.1 years.

The following table represents the composition of Teradata restricted share unit grants in 2019:

Shares in thousands	Number of Shares	Weighted- Average Grant Date Fair Value
Service-based shares	3,103	$44.21
Performance-based shares	531	$43.65
Total stock grants	3,634	$44.13

In 2017, performance-based share units granted as part of our long-term incentive program for certain corporate officers and key executives will be earned based on Teradata's total shareholder return ("TSR") over a three-year performance period relative to the other companies in the S&P 1500 Information Technology Index. The number of shares issued, as a percentage of the amount subject to the performance share award, could range from 0% to 200%. The grant date fair value of the non-vested performance-based awards was determined using a Monte Carlo simulation model, which utilized multiple input variables that determined the probability of satisfying the market condition requirements applicable to each award. The compensation expense for the award will be recognized if the requisite service is rendered, regardless of whether the market conditions are achieved.
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
Employees may authorize payroll deductions of up to 10% of eligible compensation for common stock purchases. A total of 7 million shares were authorized to be issued under the ESPP, with approximately 2.1 million shares remaining under that authorization at December 31, 2019. The shares of Teradata common stock purchased by a participant on an exercise date (the last day of each month), for all purposes, are deemed to have been issued and sold at the close of business on such exercise date. Prior to that time, none of the rights or privileges of a stockholder exists with respect to such shares. Employee purchases and aggregate cost were as follows at December 31:

In millions	2019	2018	2017
Employee share purchases	0.6	0.5	0.6
Aggregate cost	$20	$17	$15

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

Pension and postemployment benefit costs for the years ended December 31 were as follows:

	2019		2018		2017
In millions	Pension	Postemployment	Pension	Postemployment	Pension	Postemployment
Service cost	$7	$11	$8	$8	$9	$7
Interest cost	3	1	3	1	3	1
Expected return on plan assets	(2)	—	(2)	—	(2)	—
Curtailment charge	—	—	(1)	—	—	—
Amortization of actuarial loss	1	5	1	4	1	2
Amortization of prior service (credit) cost	—	—	—	—	(1)	1
Total costs	$9	$17	$9	$13	$10	$11

The underfunded amount of pension and postemployment obligations is recorded as a liability in the Company’s consolidated balance sheet. The following tables present the changes in benefit obligations, plan assets, funded status and the reconciliation of the funded status to amounts recognized in the consolidated balance sheets and in accumulated other comprehensive income at December 31:

	Pension		Postemployment
In millions	2019	2018	2019	2018
Change in benefit obligation
Benefit obligation at January 1	$132	$136	$54	$47
Service cost	7	8	11	8
Interest cost	3	3	1	1
Plan participant contributions	1	1	—	—
Actuarial loss (gain)	24	(5)	21	12
Benefits paid	(10)	(2)	(26)	(14)
Curtailment	(1)	(1)	—	—
Settlement	(6)	(4)	—	—
Currency translation adjustments	(1)	(4)	—	—
Benefit obligation at December 31	$149	$132	$61	$54
Change in plan assets
Fair value of plan assets at January 1	$68	$75	$—	$—
Actual return on plan assets	10	(2)	—	—
Company contributions	6	5	—	—
Benefits paid	(10)	(2)	—	—
Currency translation adjustments	—	(1)	—	—
Plan participant contribution	1	1	—	—
Settlements	(6)	(4)	—	—
Other	—	(4)	—	—
Fair value of plan assets at December 31	69	68	—	—
Funded status (underfunded)	$(80)	$(64)	$(61)	$(54)
Amounts Recognized in the Consolidated Balance Sheet
Non-current assets	$6	$5	$—	$—
Current liabilities	(1)	(1)	(10)	(9)
Non-current liabilities	(85)	(68)	(51)	(45)
Net amounts recognized	$(80)	$(64)	$(61)	$(54)
Amounts Recognized in Accumulated Other Comprehensive (Loss) Income
Unrecognized Net actuarial loss	$30	$16	$61	$44
Unrecognized Prior service cost	—	—	2	3
Total	$30	$16	$63	$47

The following table presents the accumulated pension benefit obligation at December 31:

In millions	2019	2018
Accumulated pension benefit obligation	$137	$122

The following table presents pension plans with accumulated benefit obligations in excess of plan assets at December 31:

In millions	2019	2018
Projected benefit obligation	$119	$68
Accumulated benefit obligation	$109	$61
Fair value of plan assets	$33	$—

The following table presents the pre-tax net changes in projected benefit obligations recognized in other comprehensive income:

	Pension		Postemployment
In millions	2019	2018	2019	2018
Actuarial loss (gain) arising during the year	$15	$(2)	$21	$12
Amortization of loss included in net periodic benefit cost	(1)	(1)	(5)	(4)
Recognition of gain due to curtailment	—	1	—	—
Foreign currency exchange	—	(1)	—	—
Total recognized in other comprehensive (loss) income	$14	$(3)	$16	$8

The following table presents the amounts in accumulated other comprehensive income expected to be recognized as components of net periodic benefit cost during 2020:

In millions	Pension	Postemployment
Net loss to be recognized in other comprehensive income	$3	$7

The weighted-average rates and assumptions used to determine benefit obligations at December 31, and net periodic benefit cost for the years ended December 31, were as follows:

	Pension Benefit Obligations		Pension Benefit Cost
	2019	2018	2019	2018	2017
Discount rate	1.2%	2.2%	2.2%	2.1%	2.0%
Rate of compensation increase	3.0%	3.4%	3.4%	3.3%	3.3%
Expected return on plan assets	N/A	N/A	3.0%	2.8%	2.9%
	Postemployment Benefit Obligations		Postemployment Benefit Cost
	2019	2018	2019	2018	2017
Discount rate	1.8%	2.5%	2.5%	2.6%	3.4%
Rate of compensation increase	3.0%	3.0%	3.0%	3.0%	3.0%
Involuntary turnover rate	3.0%	2.5%	2.5%	2.3%	2.0%

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

Plan Assets. The weighted-average asset allocations at December 31, by asset category are as follows:

	Actual Asset Allocation as of December 31		Target Asset
	2019	2018	Allocation
Equity securities	34%	32%	32%
Debt securities	43%	51%	49%
Insurance (annuity) contracts	12%	12%	12%
Real estate	10%	3%	4%
Other	1%	2%	3%
Total	100%	100%	100%

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
The following is a description of the valuation methodologies used for pension assets as of December 31, 2019.
Common/collective trust funds (which include money market funds, equity funds, bond funds, real estate indirect investments, etc.): Valued at the net asset value ("NAV") of shares held by the Plan at year end, as reported to the Plan by the trustee, which represents the fair value of shares held by the Plan. Because the NAV of the shares held in the common/collective trust funds are derived by the value of the underlying investments, the Company has classified these underlying investments as Level 2 fair value measurements.
Insurance contracts: Valued by discounting the related future benefit payments using a current year-end market discount rate, which represents the fair value of the insurance contract. The Company has classified these contracts as Level 3 assets for fair value measurement purposes.
The following table sets forth by level, within the fair value hierarchy, the pension plan assets at fair value as of December 31, 2019:

		Fair Value Measurements at Reporting Date Using
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
In millions	December 31, 2019	(Level 1)	(Level 2)	(Level 3)
Money market funds	$1	$—	$1	$—
Equity funds	23	—	23	—
Bond/fixed-income funds	30	—	30	—
Real estate indirect investments	7	—	7	—
Insurance contracts	8	—	—	8
Total assets at fair value	$69	$—	$61	$8

The table below sets forth a summary of changes in the fair value of the pension plan level 3 assets for the year ended December 31, 2019:

In millions	Insurance Contracts
Balance as of January 1, 2019	$8
Purchases, sales and settlements, net	—
Balance as of December 31, 2019	$8

The following table sets forth by level, within the fair value hierarchy, the pension plan assets at fair value as of December 31, 2018:

		Fair Value Measurements at Reporting Date Using
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
In millions	December 31, 2018	(Level 1)	(Level 2)	(Level 3)
Money market funds	$1	$—	$1	$—
Equity funds	22	—	22	—
Bond/fixed-income funds	35	—	35	—
Real estate indirect investments	2	—	2	—
Insurance contracts	8	—	—	8
Total assets at fair value	$68	$—	$60	$8

The table below sets forth a summary of changes in the fair value of the pension plan level 3 assets for the year ended December 31, 2018:

In millions	Insurance Contracts
Balance as of January 1, 2018	$12
Purchases, sales and settlements, net	(4)
December 31, 2018	$8

Cash Flows Related to Employee Benefit Plans
Cash Contributions. In 2020, the Company expects to contribute approximately $3 million to the international pension plans.

Estimated Future Benefit Payments. The Company expects to make the following benefit payments, estimated based on the assumptions used to measure the company's benefit obligation at the end of the year, reflecting past and future service from its pension and postemployment plans:

	Pension	Postemployment
In millions	Benefits	Benefits
Year
2020	$4	$10
2021	$6	$10
2022	$6	$10
2023	$6	$10
2024	$7	$9
2025 - 2029	$39	$49

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

In millions	2019	2018	2017
U.S. savings plan	$21	$22	$21
International subsidiary savings plans	$16	$17	$17

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
In June 2018, Teradata executed a five-year interest rate swap with a $500 million initial notional amount to hedge the floating interest rate of its Term Loan, as more fully described in Note 12. The Company uses interest rate swaps to manage interest rate risks on future interest payments caused by interest rate changes on its variable rate term loan. The notional amount of the hedge will step-down according to the amortization schedule of the term loan. The notional amount of the hedge was $482 million as of December 31, 2019.
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

The following table identifies the contract notional amount of the Company’s hedging instruments at December 31:

In millions	2019	2018
Contract notional amount of foreign exchange forward contracts	$150	$256
Net contract notional amount of foreign exchange forward contracts	$41	$35
Contract notional amount of interest rate swap	$482	$500

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
Guarantees and Product Warranties.
Guarantees associated with the Company’s business activities are reviewed for appropriateness and impact to the Company’s financial statements. Periodically, the Company’s customers enter into various leasing arrangements coordinated with a leasing company. In some instances, the Company guarantees the leasing company a minimum value at the end of the lease term on the leased equipment. As of December 31, 2019, the maximum future payment obligation of this guaranteed value and the associated liability balance was $3 million.
For customers that purchase hardware, the Company provides a standard manufacturer’s warranty and records, at the time of the sale, a corresponding estimated liability for potential warranty costs. The estimated liabilities for warranty costs are not material, given that most customers do not purchase hardware under the subscription model. The Company also offers extended and/or enhanced coverage to its customers in the form of maintenance contracts. Teradata accounts for these contracts by deferring the related maintenance revenue over the extended and/or enhanced coverage period. Costs associated with maintenance support are expensed as incurred.
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
Concentrations of Risk. The Company is potentially subject to concentrations of credit risk on accounts receivable and financial instruments such as hedging instruments, and cash and cash equivalents. Credit risk includes the risk of nonperformance by counterparties. The maximum potential loss may exceed the amount recognized on the balance sheet. Exposure to credit risk is managed through credit approvals, credit limits, selecting major international financial institutions (as counterparties to hedging transactions) and monitoring procedures. Teradata’s business often involves large transactions with customers, and if one or more of those customers were to default in its obligations under applicable contractual arrangements, the Company could be exposed to potentially significant losses. However, management believes that the reserves for potential losses were adequate at December 31, 2019 and December 31, 2018.
The Company is also potentially subject to concentrations of supplier risk. Our hardware components are assembled exclusively by Flex Ltd. ("Flex"). Flex procures a wide variety of components used in the manufacturing process on behalf of the Company. Although many of these components are available from multiple sources, Teradata utilizes preferred supplier relationships to provide more consistent and optimal quality, cost and delivery. Typically, these preferred suppliers maintain alternative processes and/or facilities to ensure continuity of supply. Given the Company’s strategy to outsource its manufacturing activities to Flex and to source certain components from single suppliers, a disruption in production at Flex or at a supplier could impact the timing of customer shipments and/or Teradata’s operating results. In addition, a significant change in the forecasts to any of these preferred suppliers could result in purchase obligations for components that may be in excess of demand.
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
When deemed appropriate, the Company minimizes its exposure to changes in foreign currency exchange rates using derivative financial instruments, specifically, foreign exchange forward contracts. Additionally, in June 2018, Teradata executed a five-year interest rate swap with a $500 million initial notional amount to hedge the floating interest rate on its term-loan. The fair value of these contracts and swaps are measured at the end of each interim reporting period using observable inputs other than quoted prices, specifically market spot and forward exchange rates. As such, these derivative instruments are classified within Level 2 of the valuation hierarchy. Fair value of unrealized gains for open contracts are recorded in other assets and the fair value of unrealized losses are recorded in other liabilities in the Company's balance sheet. The fair value of foreign exchange forward contracts recorded in other assets and other liabilities at December 31, 2019 and 2018 were not material. Realized gains and losses from the Company’s fair value hedges net of corresponding gains or losses on the underlying exposures were immaterial for years ended December 31, 2019, 2018 and 2017.
The Company’s assets and liabilities measured at fair value on a recurring basis and subject to fair value disclosure requirements at December 31, 2019 and December 31, 2018 were as follows:

		Fair Value Measurements at Reporting Date Using
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
In millions	Total	(Level 1)	(Level 2)	(Level 3)
Assets
Money market funds at December 31, 2019	$141	$141	$—	$—
Money market funds at December 31, 2018	$246	$246	$—	$—
Liabilities
Interest rate swap at December 31, 2019	$19	$—	$19	$—
Interest rate swap at December 31, 2018	$7	$—	$7	$—

Note 12 Debt
In June 2018, Teradata replaced its existing five-year, $400 million revolving credit facility with a new $400 million revolving credit facility (the "Credit Facility"). The Credit Facility ends in June 2023, at which point any remaining outstanding borrowings would be due for repayment unless extended by agreement of the parties for up to two additional one-year periods. In addition, under the terms of the Credit Facility, Teradata from time to time and subject to certain conditions may increase the lending commitments under the Credit Facility in an aggregate principal amount up to an additional $200 million, to the extent that existing or new lenders agree to provide such additional commitments. The outstanding principal amount of the Credit Facility bears interest at a floating rate based upon, at Teradata’s option, a negotiated base rate or a Eurodollar rate plus, in each case, a margin based on Teradata’s leverage ratio. In the near term, Teradata would anticipate choosing a floating rate based on London Interbank Offered Rate ("LIBOR"). The Credit Facility is unsecured but is guaranteed by certain of Teradata’s material domestic subsidiaries and contains certain representations and warranties, conditions, affirmative, negative and financial covenants, and events of default customary for such facilities. As of December 31, 2019 and 2018, the Company had no borrowings outstanding under the Credit Facility, leaving $400 million in additional borrowing capacity available under the Credit Facility. Unamortized deferred costs on the original credit facility and new lender fees of approximately $1 million were being amortized over the five-year term of the credit facility. The Company was in compliance with all covenants as of December 31, 2019 and 2018.
Also, on June 2018, Teradata closed on a new senior unsecured $500 million five-year term loan, the proceeds of which plus additional cash-on-hand were used to pay off the remaining $525 million of principal on its previous term loan. The term loan is payable in quarterly installments, which commenced on June 30, 2019, with 1.25% of the initial principal amount due on each of the first eight payment dates; 2.50% of the initial principal amount due on each of the next four payment dates; 5.0% of the initial principal amount due on each of the next three payment dates; and all remaining principal due on June 11, 2023. The outstanding principal amount of the term loan bears interest at a floating rate based upon a negotiated base rate or a Eurodollar rate plus, in each case, a margin based on the leverage ratio of the Company. The term loan principal outstanding was $482 million at December 31, 2019 and $500 million at December 31, 2018. As disclosed in Note 9, Teradata entered into an interest rate swap to hedge the floating interest rate of the Term Loan. As a result of the swap, Teradata’s fixed rate on the term loan equals 2.86% plus the applicable leverage-based margin as defined in the term loan agreement. As of December 31, 2019 and 2018, the all-in fixed rate is 4.36%. Unamortized deferred issuance costs of approximately $2 million were being amortized over the five-year term of the loan. The Company was in compliance with all covenants as of December 31, 2019 and 2018.

Annual contractual maturities of outstanding principal on the term loan at December 31, 2019, are as follows:

In millions
2020	$25
2021	44
2022	88
2023	325
Total	$482

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
Note 13. Leases
Lessee
The Company adopted ASU No. 2016-02, "Leases (Topic 842)," on January 1, 2019, which requires leases with durations greater than twelve months to be recognized on the balance sheet. The Company adopted the standard using the modified retrospective approach utilizing the optional transition method. Prior year financial statements were not recast using this approach. The Company elected the package of practical expedients available for expired or existing contracts, which allowed us to carryforward our historical assessments of (1) whether contracts are or contain leases, (2) lease classification and (3) initial direct costs. Adoption of the new standard resulted in the recording of additional net lease assets and lease liabilities of approximately $68 million and $66 million, respectively, as of January 1, 2019. The standard did not materially impact our consolidated net earnings or cash flows.
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
When available, the Company uses the rate implicit in the lease to discount lease payments to present value. However, real estate leases do not typically provide a readily determinable implicit rate. Therefore, the Company must estimate the incremental borrowing rate to discount the lease payments based on information available at lease commencement. The incremental borrowing rate used in the calculation of the lease liability is based on the secured rate associated with financed lease obligations for each location of leased property.
The table below presents the lease-related assets and liabilities recorded on the balance sheet at December 31:

In millions, except weighted average calculations	Classification on the Balance Sheet	2019
Assets
Operating lease assets	Right of use assets - operating lease, net	$51
Finance lease assets	Property and equipment, net	141
Total lease assets		$192

Liabilities
Current
Operating	Current portion of operating lease liability	$20
Finance	Current portion of finance lease liability	55
Noncurrent
Operating	Operating lease liability	38
Finance	Finance lease liability	75
Total lease liabilities		$188

Weighted-average remaining lease term
Operating leases		3.49 years
Finance leases		2.44 years
Weighted-average discount rate
Operating leases(1)		5.00%
Finance leases		4.58%

(1) Upon adoption of the new lease standard, discount rates used for existing leases were established based on the Company's incremental borrowing rate at January 1, 2019. For new leases entered after January 1, 2019, the discount rate was determined based on the Company's incremental borrowing rate at lease commencement.
Lessee Costs
The table below presents certain information related to the lease costs for finance and operating leases recognized in the Company's consolidated statements of (loss) income for the year ended December 31, 2019:

In millions	2019
Finance lease cost
Depreciation of leased assets	$25
Interest of lease liabilities	4
Operating lease cost	31
Sub-lease income from real estate properties owned and leased	(6)
Total lease cost	$54

Other Information
The table below presents supplemental cash flow information related to cash paid for amounts included in the measurement of lease liabilities for the year ended December 31:

In millions	2019
Operating cash flows for operating leases	$22
Operating cash flows for finance leases	$4
Financing cash flows for finance leases	$33

Undiscounted Cash Flows

The table below reconciles the undiscounted cash flows for each of the first five years and total of the remaining years to the finance lease liabilities and operating lease liabilities recorded on the balance sheet at December 31, 2019:

In millions	Operating Leases	Finance Leases
2020	$24	$60
2021	16	54
2022	12	23
2023	7	—
2024	4	—
Thereafter	2	—
Total minimum lease payments	65	137
Less: amount of lease payments representing interest	(7)	(7)
Present value of future minimum lease payments	58	130
Less: current obligations under leases	(20)	(55)
Long-term lease obligations	$38	$75

The table below provides the undiscounted cash flows for the Company's finance lease liabilities and operating lease obligations as of December 31, 2018.

In millions	Operating Leases	Finance Leases
2019	$24	$19
2020	20	31
2021	12	—
2022	11	—
2023	6	—
Thereafter	2	—
Total minimum lease payments	$75	$50

Lessor
The Company receives rental revenue for leasing hardware offerings to its customers. For our hardware rental offering, the Company owns or leases the hardware and may or may not provide managed services. Leases sometimes include options to renew but typically do not include lessee purchase options. The revenue for these operating leases is generally recognized straight-line over the term of the contract and is included within the recurring revenue caption on the consolidated statements of (loss) income. Equipment used for this revenue is reported within Property and equipment, net on the consolidated balance sheet.
The following table includes rental revenue for the years ended December 31:

In millions	2019	2018	2017
Rental revenue*	$76	$32	$17

*Rental revenue includes hardware maintenance.
The following table includes estimated rental revenue expected to be recognized in the future based on executed contracts at December 31, 2019:

In millions	Rental Revenue
2020	$80
2021	75
2022	52
Total	$207

Note 14 Segment, Other Supplemental Information and Concentrations
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
The following table presents segment revenue and segment gross profit for the Company for the years ended December 31:

In millions	2019	2018	2017
Segment revenue
Americas	$1,057	$1,126	$1,195
EMEA	492	587	567
APAC	350	451	394
Total revenue	1,899	2,164	2,156
Segment gross profit
Americas	626	621	675
EMEA	239	275	276
APAC	148	199	161
Total segment gross profit	1,013	1,095	1,112
Stock-based compensation expense	14	15	13
Acquisition, integration and reorganization-related costs	11	5	4
Amortization of capitalized software costs	33	49	71
Total gross profit	955	1,026	1,024
Selling, general and administrative expenses	618	666	651
Research and development expenses	327	317	305
Total income from operations	$10	$43	$68

Prior period segment information has been reclassified to conform to the current period presentation. Certain items, including amortization of certain capitalized software costs, were excluded from segment gross profit to conform to the way the Company manages and reviews the results by segment.
The following table presents revenues by geographic area for the years ended December 31:

In millions	2019	2018	2017
United States	$953	$1,018	$1,089
Americas (excluding United States)	104	108	106
EMEA	492	587	567
APAC	350	451	394
Total revenue	$1,899	$2,164	$2,156

The following table presents property and equipment, net by geographic area at December 31:

In millions	2019	2018
United States	$261	$226
Americas (excluding United States)	19	18
EMEA	36	26
APAC	34	25
Property and equipment, net	$350	$295

Concentrations. No single customer accounts for more than 10% of the Company's revenue. As of December 31, 2019, the Company is not aware of any significant concentration of business transacted with a particular customer that could, if suddenly eliminated, have a material adverse effect on the Company’s operations. The Company's hardware components are assembled exclusively by Flex. In addition, the Company utilizes preferred supplier relationships to better ensure more consistent quality, cost, and delivery. There can be no assurances that a disruption in production at Flex or at a supplier would not have a material adverse effect on the Company's operations. In addition, a significant change in the forecasts to any of these preferred suppliers could result in purchase obligations or components that may be in excess of demand.
Note 15 Accumulated Other Comprehensive (Loss) Income
The following table provides information on changes in accumulated other comprehensive (loss) income, net of tax ("AOCI"), for the years ended December 31:

In millions	Derivatives	Defined benefit plans	Foreign currency translation adjustments	Total AOCI
Balance as of December 31, 2016	$—	$(35)	$(54)	$(89)
Other comprehensive (loss) income before reclassifications	—	(5)	16	11
Amounts reclassified from AOCI	—	4	—	4
Net other comprehensive (loss) income	—	(1)	16	15
Balance as of December 31, 2017	$—	$(36)	$(38)	$(74)
Other comprehensive loss before reclassifications	(6)	(13)	(13)	(32)
Amounts reclassified from AOCI	—	5	—	5
Net other comprehensive loss	(6)	(8)	(13)	(27)
Balance as of December 31, 2018	$(6)	$(44)	$(51)	$(101)
Other comprehensive loss before reclassifications	(9)	(27)	(10)	(46)
Amounts reclassified from AOCI	—	6	—	6
Net other comprehensive loss	(9)	(21)	(10)	(40)
Balance as of December 31, 2019	$(15)	$(65)	$(61)	$(141)

The following table presents the impact and respective location of AOCI reclassifications in the Consolidated Statements of Income for the years ended December 31:

In millions
AOCI Component	Location	2019	2018	2017
Other Expense	Other Expense	(7)	(6)	(5)
Tax portion	Income tax benefit	1	1	1
Total reclassifications	Net (loss) income	$(6)	$(5)	$(4)

Further information on the Company’s defined benefit plans is included in Note 8.
Note 16 Reorganization and Business Transformation
In 2015, the Company announced a plan to realign Teradata’s business by reducing its cost structure and focusing on the Company’s core data and analytics business. This business transformation included exiting the marketing applications business, rationalizing costs, and modifying the Company’s go-to-market approach. No costs were incurred related to this business transformation plan in 2019 and 2018. In 2017, the Company incurred $26 million in costs under this plan.
In June 2018, the Company approved a plan to consolidate certain of its operations, including transitioning its corporate headquarters to San Diego, California from its location in Dayton, Ohio. This plan, which is being executed in connection with Teradata’s comprehensive business transformation from a data warehouse company to a data analytics platform company, is intended to better align the Company’s skills and resources to effectively pursue opportunities in the marketplace. The Company recognized costs of $23 million in 2018 and $14 million in 2019 for employee separation benefits, transition support, facilities lease related costs, outside service, legal and other exit-related costs. The employee separation benefit costs are being expensed over the time period that the employees have to work to earn them. As of December 31, 2019, the Company incurred costs and charges of approximately $37 million related to the plan. The majority of the costs were attributable to the Americas reporting unit and recorded as selling, general and administrative expenses with no impact on our segment gross profit. The Company expects the remainder of the actions to be completed by the first half of 2020.
Cash paid in 2018 related to the plan listed above was $11 million. The 2019 activity and the reserves related to the plan are as follows:

In millions	Balance at December 31, 2018	Expense accruals	Cash payments	Balance at December 31, 2019
Employee separation benefits costs related to headquarter transition and business transformation	$11	$5	$(15)	$1
Transition support and other exit related costs for the headquarter transition and business transformation	1	3	(4)	—
Total	$12	$8	$(19)	$1

In addition, the Company incurred $6 million of accelerated amortization in 2019 for right-of-use assets associated with the lease on its prior corporate headquarters. The remaining lease liability is included in our operating lease obligations as of December 31, 2019 and is not included in the table above.
Note 17 Quarterly Information (unaudited)
The following tables present certain unaudited quarterly financial information for fiscal 2019 and 2018. This supplemental quarterly financial information reflects all normal recurring adjustments, in the opinion of management, necessary to fairly state our results of operations for the periods presented when read in conjunction with the accompanying Consolidated Financial Statements and related Notes.

In millions, except per share amounts	March 31	June 30	September 30	December 31
2019
Total revenues	$468	$478	$459	$494
Gross profit	$224	$236	$247	$248
Operating (loss) income	$(5)	$10	$10	$(5)
Net (loss) income	$(10)	$(1)	$10	$(19)
Net (loss) income per share:
Basic	$(0.09)	$(0.01)	$0.09	$(0.17)
Diluted	$(0.09)	$(0.01)	$0.09	$(0.17)
2018
Total revenues	$506	$544	$526	$588
Gross profit	$223	$250	$264	$289
Operating (loss) income	$(4)	$10	$14	$23
Net (loss) income	$(7)	$4	$18	$15
Net (loss) income per share:
Basic	$(0.06)	$0.03	$0.15	$0.13
Diluted	$(0.06)	$0.03	$0.15	$0.13

Item 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.

Item 9A.	CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Teradata maintains a system of disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 (the "Exchange Act")) that are designed to provide reasonable assurance that information required to be disclosed in its reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, including, as appropriate, the chief executive officer and the chief financial officer, to allow timely decisions regarding required disclosures. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives.
Based on their evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective to provide reasonable assurance as of December 31, 2019.
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
Management assessed the effectiveness of Teradata’s internal control over financial reporting as of the end of the period covered by this report. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") in Internal Control – Integrated Framework (2013). Based on our assessment and those criteria, management concluded that Teradata’s internal control over financial reporting was effective as of December 31, 2019.
Teradata’s independent registered public accounting firm has issued their report on the effectiveness of Teradata’s internal control over financial reporting as of December 31, 2019, which appears in this Annual Report.
Changes in Internal Control over Financial Reporting
There have been no changes in our internal control over financial reporting that occurred during the last fiscal quarter ended December 31, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	OTHER INFORMATION
None.
PART III

Item 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Information required to be included in Part III Item 10 is set forth under the captions "Election of Directors" and "Additional Information Concerning the Board of Directors" in Teradata’s Notice of Annual Meeting of Stockholders and Proxy Statement to be filed with the SEC within 120 days after the end of our fiscal 2019 year (the "2020 Proxy Statement") and is incorporated herein by reference. The information under the heading "Executive Officers of the Registrant" in Part I Item 1 of this Annual Report on Form 10-K is also incorporated by reference in this section.

Item 11.	EXECUTIVE COMPENSATION
Information required to be included in Part III Item 11 is set forth under the captions "Director Compensation," "Compensation Discussion and Analysis," "Compensation Tables," "Potential Payments Upon Termination or Change in Control," "Compensation and Human Resource Committee" and "Board Compensation and Human Resource Committee Report on Executive Compensation" in Teradata’s 2020 Proxy Statement and incorporated herein by reference.

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Information required to be included in Part III Item 12 is set forth under the caption "Stock Ownership" in Teradata’s 2020 Proxy Statement and incorporated herein by reference.
Equity Compensation Plan Information

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)(1)	(b)	(c)(2)
Equity compensation plans approved by security holders	$2,504,178	$40.49	$10,335,196
Equity compensation plans not approved by security holders	N/A	NA	N/A
Total	$2,504,178	$40.49	$10,335,196
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
Information required to be included in Part III Item 13 is set forth under the captions "Related Person Transactions" and "Board Independence and Related Transactions" in Teradata’s 2020 Proxy Statement and incorporated herein by reference.

Item 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES
Information required to be included in Part III Item 14 is set forth under the caption "Fees Paid to Independent Registered Public Accounting Firm" in Teradata’s 2020 Proxy Statement and incorporated herein by reference.

PART IV

Item 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)	Index
1. Financial Statements: The consolidated financial statements of the Company and the Report of Independent Registered Public Accounting Firm as set forth in Part II, Item 8 of this Annual Report:
2. Financial Statement Schedule: Financial Statement Schedule II – Valuation and Qualifying Accounts is included in this Annual Report on page 86. All other schedules are not required under the related instructions or are not applicable.
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

3.2	Amended and Restated By-Laws of Teradata Corporation, as amended and restated on July 26, 2016 (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K dated August 1, 2016).

4.1	Common Stock Certificate of Teradata Corporation (incorporated by reference to Exhibit 4.1 to the Quarterly Report on Form 10-Q dated November 13, 2007 (SEC file number 001-33458)).

4.2	Description of the Registrant’s Securities.

10.1	Form of Technology Agreement (incorporated by reference to Exhibit 10.6 to the Registration Statement on Form 10).

10.2*	Teradata Corporation Employee Stock Purchase Plan, as amended and restated on January 30, 2012 (incorporated by reference to Exhibit 10.4 to the Quarterly Report on Form 10-Q dated August 6, 2018).

10.3*	Teradata Management Incentive Plan, as amended and restated on February 20, 2018 (incorporated by reference to Exhibit 10.3 to the Annual Report on Form 10-K dated February 23, 2018).

10.4*	Teradata Change in Control Severance Plan, as amended and restated on July 18, 2018 (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q dated November 5, 2018).

10.5*	Teradata Executive Severance Plan, effective as of February 1, 2017 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K dated February 3, 2017).

10.6*
Amended and Restated Teradata Corporation 2007 Stock Incentive Plan, dated February 3, 2009 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K dated February 9, 2009 (SEC file number 001-33458)).

10.6.1*
Form of Stock Option Agreement Under the Teradata Corporation 2007 Stock Incentive Plan, approved on December 2, 2008 and November 30, 2009 (incorporated by reference to Exhibit 10.11.8 to the Annual Report on Form 10-K dated March 2, 2009 (SEC file number 001-33458)).

10.6.2*
Form of Stock Option Agreement Under the Teradata Corporation 2007 Stock Incentive Plan, approved on November 29, 2010 and November 28, 2011 (incorporated by reference to Exhibit 10.11.10 to the Annual Report on Form 10-K dated March 1, 2011).

10.6.4*
Form of 2008 Director Option Grant Statement under the Teradata Corporation 2007 Stock Incentive Plan (incorporated by reference to Exhibit 10.5 to the Quarterly Report on Form 10-Q dated May 15, 2008 (SEC file number 001-33458)).

10.6.5*
Teradata Corporation Director Compensation Program, as amended and restated and effective on April 17, 2018 (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q dated August 6, 2018 (SEC file number 001-33458)).

10.7*	Teradata 2012 Stock Incentive Plan (Amended and Restated as of March 1, 2019) (incorporated by reference from the Proxy Statement of Teradata Corporation filed with the SEC on March 13, 2016).

10.7.1*
Form of Stock Option Agreement Under the Teradata 2012 Stock Incentive Plan, approved on April 19, 2012 (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K dated April 26, 2012).

10.7.2*
Form of Stock Option Agreement Under the Teradata 2012 Stock Incentive Plan, approved on December 2, 2013 (incorporated by reference to Exhibit 10.9.6 to the Annual Report on Form 10-K dated February 27, 2014).

10.7.3*
Form of Stock Option Agreement For Non-U.S. Employees Under the Teradata 2012 Stock Incentive Plan, approved on December 2, 2013 (incorporated by reference to Exhibit 10.9.7 to the Annual Report on Form 10-K dated February 27, 2014).

10.7.4*
Form of Stock Option Agreement Under the Teradata 2012 Stock Incentive Plan, approved on December 1, 2014 (incorporated by reference to Exhibit 10.9.11 to the Annual Report on Form 10-K dated February 27, 2015).

10.7.5*
Form of Stock Option Agreement For Non-U.S. Employees Under the Teradata 2012 Stock Incentive Plan, approved on December 1, 2014 (incorporated by reference to Exhibit 10.9.12 to the Annual Report on Form 10-K dated February 27, 2015).

10.7.6*
Form of Stock Option Agreement Under the Teradata 2012 Stock Incentive Plan, approved on December 1, 2015 (incorporated by reference to Exhibit 10.9.16 to the Annual Report on Form 10-K dated February 26, 2016).

10.7.7*
Form of Stock Option Agreement For Non-U.S. Employees Under the Teradata 2012 Stock Incentive Plan, approved on December 1, 2015 (incorporated by reference to Exhibit 10.9.17 to the Annual Report on Form 10-K dated February 26, 2016).

10.7.8*
Form of Restricted Share Unit Agreements Under the Teradata 2012 Stock Incentive Plan, approved on December 1, 2015 (incorporated by reference to Exhibit 10.9.18 to the Annual Report on Form 10-K dated February 26, 2016).

10.7.9*
Form of Restricted Share Unit Agreements For Non-U.S. Employees Under the Teradata 2012 Stock Incentive Plan, approved on December 1, 2015 (incorporated by reference to Exhibit 10.9.19 to the Annual Report on Form 10-K dated February 26, 2016).

10.7.10*
Form of Performance-Based Restricted Share Unit Agreement Under the Teradata 2012 Stock Incentive Plan, approved on December 1, 2015 (incorporated by reference to Exhibit 10.9.20 to the Annual Report on Form 10-K dated February 26, 2016).

10.7.11*
Form of Relative TSR Performance-Based Restricted Share Unit Agreement Under the Teradata 2012 Stock Incentive Plan, approved on February 7, 2016 (incorporated by reference to Exhibit 10.9.21 to the Annual Report on Form 10-K dated February 26, 2016).

10.7.12*
Form of Director Restricted Share Unit Grant Statement under the Teradata 2012 Stock Incentive Plan, approved on April 26, 2016 (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K dated April 29, 2016).

10.7.13*
Form of Stock Option Agreement Under the Teradata 2012 Stock Incentive Plan, approved on November 28, 2016 (incorporated by reference to Exhibit 10.10.23 to the Annual Report on Form 10-K dated February 27, 2017).

10.7.14*
Form of Stock Option Agreement For Non-U.S. Employees Under the Teradata 2012 Stock Incentive Plan, approved on November 28, 2016 (incorporated by reference to Exhibit 10.10.24 to the Annual Report on Form 10-K dated February 27, 2017).

10.7.15*
Form of Restricted Share Unit Agreements Under the Teradata 2012 Stock Incentive Plan, approved on November 28, 2016 (incorporated by reference to Exhibit 10.10.25 to the Annual Report on Form 10-K dated February 27, 2017).

10.7.16*
Form of Restricted Share Unit Agreements For Non-U.S. Employees Under the Teradata 2012 Stock Incentive Plan, approved on November 28, 2016 (incorporated by reference to Exhibit 10.10.26 to the Annual Report on Form 10-K dated February 27, 2017).

10.7.17*
Form of Performance-Based Restricted Share Unit Agreement Under the Teradata 2012 Stock Incentive Plan, approved on November 28, 2016 (incorporated by reference to Exhibit 10.10.27 to the Annual Report on Form 10-K dated February 27, 2017).

10.7.18*
Form of Performance-Based Restricted Share Unit Agreement Under the Teradata 2012 Stock Incentive Plan (Relative TSR Award), approved on November 28, 2016 (incorporated by reference to Exhibit 10.10.28 to the Annual Report on Form 10-K dated February 27, 2017).

10.7.19*
Form of CEO Performance-Based Restricted Share Unit Agreement Under the Teradata 2012 Stock Incentive Plan (2017 Performance Period Award), approved on November 28, 2016 (incorporated by reference to Exhibit 10.10.29 to the Annual Report on Form 10-K dated February 27, 2017).

10.7.20*
Form of CEO Performance-Based Restricted Share Unit Agreement Under the Teradata 2012 Stock Incentive Plan (Relative TSR Award), approved on November 28, 2016 (incorporated by reference to Exhibit 10.10.30 to the Annual Report on Form 10-K dated February 27, 2017).

10.7.21*
Form of Restricted Share Unit Agreement Under the Teradata 2012 Stock Incentive Plan, approved on April 18, 2017 (incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q dated August 4, 2017).

10.7.22*
Forms of Restricted Share Unit Agreements Under the Teradata 2012 Stock Incentive Plan, approved on November 27, 2017 (incorporated by reference to Exhibit 10.8.25 to the Annual Report on Form 10-K dated February 23, 2018).

10.7.23*
Forms of Restricted Share Unit Agreements For Non-U.S. Employees Under the Teradata 2012 Stock Incentive Plan, approved on November 27, 2017 (incorporated by reference to Exhibit 10.8.26 to the Annual Report on Form 10-K dated February 23, 2018).

10.7.24*
Form of Performance-Based Restricted Share Unit Agreement Under the Teradata 2012 Stock Incentive Plan, approved on November 27, 2017 (incorporated by reference to Exhibit 10.8.27 to the Annual Report on Form 10-K dated February 23, 2018).

10.7.25*
Form of Special Retention Restricted Share Unit Agreement Under the Teradata 2012 Stock Incentive Plan, approved on November 27, 2017 (incorporated by reference to Exhibit 10.8.28 to the Annual Report on Form 10-K dated February 23, 2018).

10.7.26*
Form of Restricted Share Unit Agreement Under the Teradata 2012 Stock Incentive Plan, approved on February 4, 2019 (incorporated by reference to Exhibit 10.8.29 to the Annual Report, as amended, on Form 10-K/A dated March 1, 2019).

10.7.27*
Form of Restricted Share Unit Agreement For Non-U.S. Employees Under the Teradata 2012 Stock Incentive Plan, approved on February 4, 2019 (incorporated by reference to Exhibit 10.8.30 to the Annual Report, as amended, on Form 10-K/A dated March 1, 2019).

10.7.28*
Form of Performance-Based Restricted Share Unit Agreement Under the Teradata 2012 Stock Incentive Plan, approved on February 4, 2019 (incorporated by reference to Exhibit 10.8.31 to the Annual Report, as amended, on Form 10-K/A dated March 1, 2019).

10.7.29*	Form of Restricted Share Unit Agreement (Interim CEO Grant with Graded Vesting) Under the Teradata 2012 Stock Incentive Plan, approved on November 15, 2019.

10.8
Purchase and Manufacturing Services Agreement, effective April 27, 1998, by and between NCR Corporation and Solectron Corporation, now known as Flex Ltd. (filed as Exhibit 10.1 to NCR Corporation’s Form 10-Q (SEC File No. 001-00395) for the fiscal quarter ended June 30, 1998 and incorporated herein by reference).

10.8.1
Amendment No. 1 to Purchase and Manufacturing Services Agreement, dated January 29, 2000, between NCR Corporation and Solectron Corporation, now known as Flex Ltd. (incorporated by reference to Exhibit 10.22 to the Registration Statement on Form 10).

10.9*
Offer Letter from Teradata Corporation to Daniel Harrington dated September 20, 2007 (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K dated February 9, 2009 (SEC file number 001-33458)).

10.9.1*
Amendment to the Offer Letter from Teradata Corporation to Daniel Harrington effective December 31, 2008 (incorporated by reference to Exhibit 10.6 to the Current Report on Form 8-K dated February 9, 2009 (SEC file number 001-33458)).

10.10*	Offer Letter from Teradata Corporation to Laura Nyquist dated September 20, 2007 (incorporated by reference to Exhibit 10.18 to the Annual Report on Form 10-K dated February 26, 2016).

10.10.1*
Amendment to the Offer Letter from Teradata Corporation to Laura Nyquist effective December 31, 2008 (incorporated by reference to Exhibit 10.18.1 to the Annual Report on Form 10-K dated February 26, 2016).

10.10.2*
Supplemental offer letter from Teradata Corporation to Laura Nyquist dated June 6, 2018 (incorporated by reference to Exhibit 10.17 to the Annual Report, as amended, on Form 10-K/A dated March 1, 2019).

10.11*	Offer letter from Teradata Corporation to Oliver Ratzesberger dated June 11, 2013 (incorporated by reference to Exhibit 10.22 to the Annual Report on Form 10-K dated February 27, 2017).

10.12*
Amended offer letter from Teradata Corporation to Mark Culhane dated October 31, 2017 and February 20, 2018 (incorporated by reference to Exhibit 10.16 to the Annual Report on Form 10-K dated February 23, 2018)

10.13*	Offer letter from Teradata Corporation to Reema Poddar dated June 23, 2017 (incorporated by reference to Exhibit 10.15 to the Annual Report, as amended, on Form 10-K/A dated March 1, 2019).

10.13.1*
Amended offer letter from Teradata Corporation to Reema Poddar dated October 2, 2018 (incorporated by reference to Exhibit 10.15.1 to the Annual Report, as amended, on Form 10-K/A dated March 1, 2019).

10.14*	Offer letter from Teradata Corporation to Martyn Etherington dated February 9, 2018 (incorporated by reference to Exhibit 10.16 to the Annual Report, as amended, on Form 10-K/A dated March 1, 2019).

10.15*	Separation Letter between Eric P. Tom and the Company executed on February 28, 2019 (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q dated May 6, 2019).

10.15.1*	Release of Claims between Eric P. Tom and the Company executed on February 28, 2019 (incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q dated May 6, 2019).

10.16*	Offer letter between Scott A. Brown and the Company dated May 31, 2019 (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q dated August 5, 2019).

10.17*	Offer letter between Kathy Cullen-Cote and the Company dated June 21, 2019 (incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q dated August 5, 2019).

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

10.20
Asset Purchase Agreement, by and between Teradata Corporation and TMA Solutions, L.P., dated as of April 22, 2016 (incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K dated April 25, 2016).**

21	Subsidiaries of Teradata Corporation.

23.1	Consent of Independent Registered Public Accounting Firm.

31.1	Certification pursuant to Rule 13a-14(a) dated February 28, 2020

31.2	Certification pursuant to Rule 13a-14(a) dated February 28, 2020.

32	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 dated February 28, 2020.

101
Inline interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Consolidated Statement of (Loss) Income for the twelve month periods ended December 31, 2019, 2018 and 2017, (ii) the Consolidated Statement of Comprehensive (Loss) Income for the twelve month periods ended December 31, 2019, 2018 and 2017, (iii) the Consolidated Balance Sheets at December 31, 2019 and 2018, (iv) the Consolidated Statement of Cash Flows for the twelve month periods ended December 31, 2019, 2018 and 2017, (v) the Consolidated Statement of Changes in Stockholders’ Equity for the twelve month periods ended December 31, 2019, 2018 and 2017, (vi) Financial Statement Schedule II, and (vii) the notes to the Consolidated Financial Statements.

104	Cover page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Management contracts or compensatory plans, contracts or arrangements.
**
Schedules have been omitted pursuant to Item 601(a)(5) of Regulation S-K. The Company hereby undertakes to furnish supplemental copies of any of the omitted schedules upon request by the U.S. Securities and Exchange Commission.

TERADATA CORPORATION
SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS
(In millions)

Column A	Column B	Column C		Column D	Column E
Description	Balance at Beginning of Period	Provision/reversals Charged to Costs & Expenses	Charged to Other Accounts	Deductions	Balance at End of Period
Allowance for doubtful accounts
Year ended December 31, 2019	$14	$4	$—	$—	$18
Year ended December 31, 2018	$12	$2	$—	$—	$14
Year ended December 31, 2017	$19	$(6)	$—	$(1)	$12
Deferred tax valuation allowance
Year ended December 31, 2019	$39	$6	$—	$—	$45
Year ended December 31, 2018	$32	$7	$—	$—	$39
Year ended December 31, 2017	$26	$6	$—	$—	$32

Item 16.	FORM 10-K SUMMARY

None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TERADATA CORPORATION

Date: February 28, 2020	By:	/s/ Mark A. Culhane
Mark A. Culhane
Chief Financial Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Signature	Title

/s/ Victor L. Lund	Interim Chief Executive Officer
Victor L. Lund

/s/ Mark A. Culhane
Mark A. Culhane	Chief Financial Officer (Principal Financial and Accounting Officer)

/s/ Michael P. Gianoni	Chairman of the board
Michael P. Gianoni

/s/ Lisa R. Bacus	Director
Lisa R. Bacus

/s/ Timothy C.K. Chou	Director
Timothy C.K. Chou

/s/ Daniel R. Fishback	Director
Daniel R. Fishback

/s/ Cary T. Fu	Director
Cary T. Fu

/s/ David E. Kepler	Director
David E. Kepler

/s/ Kimberly K. Nelson	Director
Kimberly K. Nelson

/s/ Joanne B. Olsen	Director
Joanne Olsen

/s/ James M. Ringler	Director
James M. Ringler

/s/ John G. Schwarz	Director
John G. Schwarz

/s/ William S. Stavropoulos	Director
William S. Stavropoulos