Form 10-Q
period 2020-03-31
TERADATA CORP /DE/
filed 2020-05-11
CIK 816761

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2020
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
At April 30, 2020, the registrant had approximately 108.5 million shares of common stock outstanding.

PART I—FINANCIAL INFORMATION

Part 1—FINANCIAL INFORMATION

Item 1.	Financial Statements.
Teradata Corporation
Condensed Consolidated Statements of Income (Loss) (Unaudited)

	Three Months Ended March 31,
In millions, except per share amounts	2020	2019
Revenue
Recurring	$345	$331
Perpetual software licenses and hardware	14	31
Consulting services	75	106
Total revenue	434	468
Cost of revenue
Cost of recurring	120	106
Cost of perpetual software licenses and hardware	9	25
Cost of consulting services	80	113
Total cost of revenue	209	244
Gross profit	225	224
Operating expenses
Selling, general and administrative expenses	158	151
Research and development expenses	73	78
Total operating expenses	231	229
Loss from operations	(6)	(5)
Other expense, net
Interest expense	(7)	(9)
Interest income	2	6
Other expense	(3)	(2)
Total other expense, net	(8)	(5)
Loss before income taxes	(14)	(10)
Income tax benefit	(182)	—
Net income (loss)	$168	$(10)
Net income (loss) per common share
Basic	$1.52	$(0.09)
Diluted	$1.51	$(0.09)
Weighted average common shares outstanding
Basic	110.3	117.1
Diluted	111.3	117.1
See Notes to Condensed Consolidated Financial Statements (Unaudited).

Teradata Corporation
Condensed Consolidated Statements of Comprehensive Income (Loss) (Unaudited)

	Three Months Ended March 31,
In millions	2020	2019
Net income (loss)	$168	$(10)
Other comprehensive loss:
Foreign currency translation adjustments	(19)	(6)
Derivatives:
Unrealized loss on derivatives, before tax	(14)	(4)
Unrealized loss on derivatives, tax portion	3	1
Unrealized loss on derivatives, net of tax	(11)	(3)
Defined benefit plans:
Defined benefit plan adjustment, before tax	3	1
Defined benefit plan adjustment, tax portion	(1)	—
Defined benefit plan adjustment, net of tax	2	1
Other comprehensive loss	(28)	(8)
Comprehensive income (loss)	$140	$(18)
See Notes to Condensed Consolidated Financial Statements (Unaudited).

Teradata Corporation
Condensed Consolidated Balance Sheets (Unaudited)

In millions, except per share amounts	March 31, 2020	December 31, 2019
Assets
Current assets
Cash and cash equivalents	$394	$494
Accounts receivable, net	448	398
Inventories	28	31
Other current assets	104	91
Total current assets	974	1,014
Property and equipment, net	334	350
Capitalized software, net	30	36
Right of use assets - operating lease, net	49	51
Goodwill	394	396
Capitalized contract costs, net	87	91
Deferred income taxes	253	87
Other assets	30	32
Total assets	$2,151	$2,057
Liabilities and stockholders’ equity
Current liabilities
Current portion of long-term debt	$25	$25
Current portion of finance lease liability	60	55
Current portion of operating lease liability	17	20
Accounts payable	96	66
Payroll and benefits liabilities	86	157
Deferred revenue	555	472
Other current liabilities	67	91
Total current liabilities	906	886
Long-term debt	448	454
Finance lease liability	75	75
Operating lease liability	37	38
Pension and other postemployment plan liabilities	133	137
Long-term deferred revenue	44	61
Deferred tax liabilities	6	6
Other liabilities	153	138
Total liabilities	1,802	1,795
Commitments and contingencies (Note 8)
Stockholders’ equity
Preferred stock: par value $0.01 per share, 100.0 shares authorized, no shares issued and outstanding at March 31, 2020 and December 31, 2019, respectively	—	—
Common stock: par value $0.01 per share, 500.0 shares authorized, 108.3 and 110.9 shares issued at March 31, 2020 and December 31, 2019, respectively	1	1
Paid-in capital	1,567	1,545
Accumulated deficit	(1,050)	(1,143)
Accumulated other comprehensive loss	(169)	(141)
Total stockholders’ equity	349	262
Total liabilities and stockholders’ equity	$2,151	$2,057
See Notes to Condensed Consolidated Financial Statements (Unaudited).

Teradata Corporation
Condensed Consolidated Statements of Cash Flows (Unaudited)

	Three Months Ended March 31,
In millions	2020	2019
Operating activities
Net income (loss)	$168	$(10)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	42	37
Stock-based compensation expense	21	15
Deferred income taxes	(149)	2
Changes in assets and liabilities:
Receivables	(50)	143
Inventories	3	(24)
Current payables and accrued expenses	(43)	(171)
Deferred revenue	66	74
Other assets and liabilities	(48)	(17)
Net cash provided by operating activities	10	49
Investing activities
Expenditures for property and equipment	(10)	(15)
Additions to capitalized software	(2)	(1)
Net cash used in investing activities	(12)	(16)
Financing activities
Repurchases of common stock	(73)	(56)
Repayments of long-term borrowings	(6)	—
Payments of finance leases	(9)	(3)
Other financing activities, net	—	33
Net cash used in financing activities	(88)	(26)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(10)	1
(Decrease) increase in cash, cash equivalents and restricted cash	(100)	8
Cash, cash equivalents and restricted cash at beginning of period	496	716
Cash, cash equivalents and restricted cash at end of period	$396	$724

Supplemental cash flow disclosure:
Assets acquired under operating lease	$3	$3
Assets acquired under finance lease	$15	$15
Reconciliation of cash, cash equivalents and restricted cash to the Condensed Consolidated Balance Sheets:

	March 31,2020	December 31, 2019
Cash and cash equivalents	$394	$494
Restricted cash	2	2
Total cash, cash equivalents and restricted cash	$396	$496

See Notes to Condensed Consolidated Financial Statements (Unaudited).

Teradata Corporation
Condensed Consolidated Statements of Changes in Stockholders’ Equity (Unaudited)

	Common Stock		Paid-in	Accumulated	Accumulated Other Comprehensive
In millions	Shares	Amount	Capital	Deficit	Loss	Total
December 31, 2019	111	$1	$1,545	$(1,143)	$(141)	$262
Net income	—	—	—	168	—	168
Employee stock compensation, employee stock purchase programs and option exercises, net of tax	1	—	22	—	—	22
Repurchases of common stock, retired	(4)	—	—	(75)	—	(75)
Pension and postemployment benefit plans, net of tax	—	—	—	—	2	2
Unrealized loss on derivatives, net of tax	—	—	—	—	(11)	(11)
Currency translation adjustment	—	—	—	—	(19)	(19)
March 31, 2020	108	$1	$1,567	$(1,050)	$(169)	$349

	Common Stock		Paid-in	Accumulated	Accumulated Other Comprehensive
In millions	Shares	Amount	Capital	Deficit	Loss	Total
December 31, 2018	117	$1	$1,418	$(823)	$(101)	$495
Net loss	—	—	—	(10)	—	(10)
Employee stock compensation, employee stock purchase programs and option exercises, net of tax	1	—	48	—	—	48
Repurchases of common stock, retired	(1)	—	—	(58)	—	(58)
Pension and postemployment benefit plans, net of tax	—	—	—	—	1	1
Unrealized loss on derivatives, net of tax	—	—	—	—	(3)	(3)
Currency translation adjustment	—	—	—	—	(6)	(6)
March 31, 2019	117	$1	$1,466	$(891)	$(109)	$467

See Notes to Condensed Consolidated Financial Statements (Unaudited).

Notes to Condensed Consolidated Financial Statements (Unaudited)
1. Basis of Presentation
These statements have been prepared pursuant to the rules and regulations of the United States Securities and Exchange Commission ("SEC") and, in accordance with those rules and regulations, do not include all information and footnote disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP"). In the opinion of management, the condensed consolidated financial statements reflect all adjustments, consisting only of normal recurring adjustments, necessary to fairly state the results of operations, financial position and cash flows of Teradata Corporation ("Teradata" or the "Company") for the interim periods presented herein. The year-end 2019 condensed consolidated balance sheet data was derived from audited financial statements but does not include all disclosures required by GAAP. The preparation of condensed consolidated financial statements in conformity with GAAP requires management to make use of estimates and assumptions that affect the reported amounts and disclosures. Actual results may vary from these estimates.
These condensed consolidated interim financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in Teradata’s most recent Annual Report on Form 10-K for the fiscal year ended December 31, 2019 (the "2019 Annual Report"). The results of operations for any interim period are not necessarily indicative of the results of operations to be expected for the full year.
2. New Accounting Pronouncements
Compensation-Retirement Benefits-Defined Benefit Plans-General. In August 2018, the Financial Accounting Standards Board ("FASB") issued new guidance that modifies the disclosure requirements for employers that sponsor defined benefit pension or other postretirement plans. For public companies, the amendments in this update are effective for fiscal years beginning after December 15, 2020, with early adoption permitted, and is to be applied on a retrospective basis to all periods presented. The Company is currently evaluating this guidance to determine the impact it may have on its disclosures.
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
Recently Adopted Guidance
Fair Value Measurement.  In August 2018, the FASB issued new guidance that modifies disclosure requirements related to fair value measurement. The Company adopted this guidance on January 1, 2020, which did not have a material impact on our condensed consolidated financial statements.
Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract. In August 2018, the FASB issued new guidance that reduces complexity for the accounting for costs of implementing a cloud computing service arrangement and aligns the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software (and hosting arrangements that include an internal-use software license). The Company adopted this guidance on January 1, 2020, which did not have a material impact on our condensed consolidated financial statements.
Codification Improvements to Financial Instruments-Credit Losses, Derivatives and Hedging, and Financial Instruments. In June 2016, the FASB issued Accounting Standards, Measurement of Credit Losses on Financial Instruments, which introduced the expected credit losses methodology for the measurement of credit losses on financial assets measured at amortized cost basis, replacing the previous incurred loss methodology. Since the issuance of this accounting standard, the FASB has identified certain areas that require clarification and improvement. In May 2019, the FASB issued guidance that allows entities to make an irrevocable one-time election upon adoption of the new credit losses standard to measure financial assets measured at amortized cost (except held-to-maturity securities) using the fair value option. The election is to be applied on an instrument-by-instrument basis. The Company adopted this guidance on January 1, 2020, which did not have a material impact on our condensed consolidated financial statements.

3. Revenue from Contracts with Customers
Disaggregation of Revenue from Contracts with Customers
The following table presents a disaggregation of revenue:

	Three Months Ended March 31,
in millions	2020	2019
Americas
Recurring	$214	$213
Perpetual software licenses and hardware	4	19
Consulting services	26	37
Total Americas	244	269
EMEA
Recurring	84	73
Perpetual software licenses and hardware	9	7
Consulting services	25	33
Total EMEA	118	113
APAC
Recurring	47	45
Perpetual software licenses and hardware	1	5
Consulting services	24	36
Total APAC	72	86
Total Revenue	$434	$468
Rental revenue, which is included in recurring revenue in the above table, was as follows:

	Three Months Ended March 31,
in millions	2020	2019
Rental revenue*	$19	$14
*Rental revenue includes hardware maintenance.
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

	As of
in millions	March 31, 2020	December 31, 2019
Accounts receivable, net	$448	$398
Contract assets	$9	$8
Current deferred revenue	$555	$472
Long-term deferred revenue	$44	$61

Revenue recognized during the three months ended March 31, 2020 from amounts included in deferred revenue at the beginning of the period was $204 million.
Transaction Price Allocated to Unsatisfied Obligations
The following table includes estimated revenue expected to be recognized in the future related to the Company's unsatisfied (or partially satisfied) obligations at March 31, 2020:

in millions	Total at March 31, 2020	Year 1	Year 2 and Thereafter
Remaining unsatisfied obligations	$2,661	$1,434	$1,227

The amounts above represent the price of firm orders for which work has not been performed or goods have not been delivered and exclude unexercised contract options outside the stated contractual term that do not represent material rights to the customer. Although the Company believes that the contract value in the above table is firm, approximately $1,818 million of the amount includes customer-only general cancellation for convenience terms that the Company is contractually obligated to perform unless the customer notifies us. The Company expects to recognize revenue of approximately $385 million in the next year from contracts that are non-cancelable. Customers typically do not cancel before the end of the contractual term and historically the Company has seen little churn in its customer base. The Company believes the inclusion of this information is important to understanding the obligations that the Company is contractually required to perform and provides useful information regarding remaining obligations related to these executed contracts.
4. Contract Costs
The Company capitalizes sales commissions and other contract costs that are incremental direct costs of obtaining customer contracts if the expected amortization period of the asset is greater than one year. These costs are recorded in Capitalized contract costs, net on the Company’s balance sheet. The capitalized amounts are calculated based on the annual recurring revenue and total contract value for individual multi-term contracts. The judgments made in determining the amount of costs incurred include whether the commissions are in fact incremental and would not have occurred absent the customer contract. Costs to obtain a contract are amortized as selling, general and administrative expenses on a straight-line basis over the expected period of benefit, which is typically around four years. These costs are periodically reviewed for impairment. The following table identifies the activity relating to capitalized contract costs:

in millions	December 31, 2019	Capitalized	Amortization	March 31, 2020
Capitalized contract costs	$91	$6	$(10)	$87

in millions	December 31, 2018	Capitalized	Amortization	March 31, 2019
Capitalized contract costs	$54	$7	$(4)	$57

5. Supplemental Financial Information

	As of
In millions	March 31, 2020	December 31, 2019
Inventories
Finished goods	$17	$19
Service parts	11	12
Total inventories	$28	$31

Deferred revenue
Deferred revenue, current	$555	$472
Long-term deferred revenue	44	61
Total deferred revenue	$599	$533

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
The effective tax rate is as follows:

	Three Months Ended March 31,
In millions	2020	2019
Effective tax rate	1,300.0%	—%

For the three months ended March 31, 2020, a net $152 million discrete tax benefit was recorded. The Company recorded approximately $157 million of discrete tax benefit related to an intra-entity asset transfer of certain of its intellectual property ("IP") to one of its Irish subsidiaries, which occurred on January 1, 2020. The tax benefit for this intra-entity asset transfer was recorded as a deferred tax asset and represents the book and tax basis difference on the transferred assets measured based on the applicable Irish statutory tax rate. The tax deductions for amortization of the IP asset will be recognized in the future, and any amortization not deducted for tax purposes will be carried forward indefinitely under Irish tax laws. The Company expects to be able to realize the deferred tax assets resulting from these intra-entity asset transfers. This tax benefit was offset by discrete tax expense of $6 million related to equity compensation vesting. As a result of these discrete items, the Company recorded $182 million of income tax benefit on a on a pre-tax net loss of $14 million for the three months ended March 31, 2020, resulting in an effective income tax rate of 1,300.0%.
For the three months ended March 31, 2019, no material discrete tax items were recorded.
The Company estimates its annual effective tax rate for 2020 to be approximately 4,800%, which takes into consideration, among other things, the forecasted earnings mix by jurisdiction and the impact of discrete tax items described above. The 2017 Tax Act subjects U.S. shareholders to a tax on global intangible low-taxed income ("GILTI") earned by certain foreign subsidiaries. The Company has elected to provide for the tax expense related to GILTI in the year the tax is incurred and does not anticipate a material impact of GILTI tax to our forecasted marginal effective tax rate for 2020.
In April 2020 we became aware of a withholding tax regulation that could be interpreted to apply to certain of our previous intra-group transactions. We are evaluating whether the interpretation of this regulation could apply to our facts and circumstances, and, upon conclusion of our analysis, we may establish a reserve related to this matter during the second quarter of 2020. If a reserve is required, we do not expect that the exposure will be material to our results of operations, cash flows or financial position.
7. Derivative Instruments and Hedging Activities
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
In June 2018, Teradata executed a five-year interest rate swap with a $500 million initial notional amount to hedge the floating interest rate of its term loan, as more fully described in Note 10. The Company uses interest rate swaps to manage interest rate risks on future interest payments caused by interest rate changes on its variable rate term loan. The notional amount of the hedge will step-down according to the amortization schedule of the term loan. The notional amount of the hedge was $475 million as of March 31, 2020.
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
The following table identifies the contract notional amount of the Company’s derivative financial instruments:

	As of
In millions	March 31, 2020	December 31, 2019
Contract notional amount of foreign exchange forward contracts	$199	$150
Net contract notional amount of foreign exchange forward contracts	$58	$41
Contract notional amount of interest rate swap	$475	$482

All derivatives are recognized in the condensed consolidated balance sheets at their fair value. The notional amounts represent agreed-upon amounts on which calculations of dollars to be exchanged are based and are an indication of the extent of Teradata’s involvement in such instruments. These notional amounts do not represent amounts exchanged by the parties and, therefore, are not a measure of the instruments. Refer to Note 9 for disclosures related to the fair value of all derivative assets and liabilities.
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

8. Commitments and Contingencies
In the ordinary course of business, the Company is subject to proceedings, lawsuits, governmental investigations, claims and other matters, including those that relate to the environment, health and safety, employee benefits, export compliance, IP, tax matters and other regulatory compliance and general matters. We are not currently a party to any litigation, nor are we aware of any threatened litigation against us, that we believe would materially adversely affect our business, operating results, financial condition or cash flows.
Guarantees and Product Warranties. Guarantees associated with the Company’s business activities are reviewed for appropriateness and impact to the Company’s financial statements. Periodically, the Company’s customers enter into various leasing arrangements with a third-party leasing company as part of a revenue transaction, whereby the leasing company purchases the equipment from Teradata and leases it to the customer. In some instances, the Company guarantees the leasing company a minimum value at the end of the lease term on the leased equipment. As of March 31, 2020, the maximum future payment obligation of this guaranteed value and the associated liability balance was $2 million.
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
In addition, the Company provides its customers with certain indemnification rights. In general, the Company agrees to indemnify the customer if a third party asserts patent or other infringement on the part of the customer for its use of the Company’s offerings. The Company has indemnification obligations under its charter and bylaws to its officers and directors, and has entered into indemnification agreements with the officers and directors of its subsidiaries. From time to time, the Company also enters into agreements in connection with its acquisition and divesture activities that include indemnification obligations by the Company. The fair value of these indemnification obligations is typically not readily determinable due to the conditional nature of the Company’s potential obligations and the specific facts and circumstances involved with each particular agreement. As such, the Company has generally not recorded a liability in connection with these indemnification arrangements. Historically, payments made by the Company under these types of agreements have not had a material effect on the Company’s consolidated financial condition, results of operations or cash flows
Concentrations of Risk. The Company is potentially subject to concentrations of credit risk on accounts receivable and financial instruments such as hedging instruments, and cash and cash equivalents. Credit risk includes the risk of nonperformance by counterparties. The maximum potential loss may exceed the amount recognized on the balance sheet. Exposure to credit risk is managed through credit approvals, credit limits, selecting major international financial institutions (as counterparties to hedging transactions) and monitoring procedures. Teradata’s business often involves large transactions with customers, and if one or more of those customers were to default in its obligations under applicable contractual arrangements, the Company could be exposed to potentially significant losses. However, management believes that the reserves for potential losses were adequate at March 31, 2020 and December 31, 2019.
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

9. Fair Value Measurements
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
When deemed appropriate, the Company minimizes its exposure to changes in foreign currency exchange rates through the use of derivative financial instruments, specifically, foreign exchange forward contracts. Additionally, in June 2018, Teradata executed a five-year interest rate swap with a $500 million initial notional amount in order to hedge the floating interest rate on its term loan. The fair value of these contracts and swaps are measured at the end of each interim reporting period using observable inputs other than quoted prices, specifically market spot and forward exchange rates. As such, these derivative instruments are classified within Level 2 of the valuation hierarchy. Fair value of unrealized gains for open contracts are recorded in other assets and the fair value of unrealized losses are recorded in other liabilities in the Company's balance sheet. The fair value of foreign exchange forward contracts recorded in other assets was $2 million at March 31, 2020 and immaterial at December 31, 2019. The fair value of foreign exchange forward contracts recorded in other liabilities at March 31, 2020 and December 31, 2019 was not material. Realized gains and losses from the Company’s fair value hedges net of corresponding gains or losses on the underlying exposures were immaterial for the three months ended March 31, 2020 and 2019.
The Company’s other assets and liabilities measured at fair value on a recurring basis and subject to fair value disclosure requirements at March 31, 2020 and December 31, 2019 were as follows:

		Fair Value Measurements at Reporting Date Using
In millions	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Money market funds at March 31, 2020	$122	$122	$—	$—
Money market funds at December 31, 2019	$141	$141	$—	$—
Liabilities
Interest rate swap at March 31, 2020	$33	$—	$33	$—
Interest rate swap at December 31, 2019	$19	$—	$19	$—

10. Debt
In June 2018, Teradata replaced an existing five-year, $400 million revolving credit facility with a new $400 million revolving credit facility (the "Credit Facility"). The Credit Facility expires in June 2023, at which point any remaining outstanding borrowings would be due for repayment unless extended by agreement of the parties for up to two additional one-year periods. In addition, under the terms of the Credit Facility, Teradata from time to time and subject to certain conditions may increase the lending commitments under the Credit Facility in an aggregate principal amount up to an additional $200 million, to the extent that existing or new lenders agree to provide such additional commitments. The outstanding principal amount of the Credit Facility bears interest at a floating rate based upon, at Teradata’s option, a negotiated base rate or a Eurodollar rate plus, in each case, a margin based on Teradata’s leverage ratio. In the near term, Teradata would anticipate choosing a floating rate based on London Interbank Offered Rate ("LIBOR"). The Credit Facility is unsecured but is guaranteed by certain of Teradata’s material domestic subsidiaries and contains certain representations and warranties, conditions, affirmative, negative and financial covenants, and events of default customary for such facilities. As of March 31, 2020, the Company had no borrowings outstanding under the Credit Facility, leaving $400 million in additional borrowing capacity available under the Credit Facility. The Company was in compliance with all covenants under the Credit Facility as of March 31, 2020.
Also, in June 2018, Teradata closed on a new senior unsecured $500 million five-year term loan, the proceeds of which plus additional cash-on-hand were used to pay off the remaining $525 million of principal on its previous term loan. The term loan is payable in quarterly installments, which commenced on June 30, 2019, with 1.25% of the initial principal amount due on each of the first eight payment dates; 2.50% of the initial principal amount due on each of the next four payment dates; 5.0% of the initial principal amount due on each of the next three payment dates; and all remaining principal due in June 2023. The outstanding principal amount of the term loan bears interest at a floating rate based upon a negotiated base rate or a Eurodollar rate, plus in each case, a margin based on the leverage ratio of the Company. As of March 31, 2020, the term loan principal outstanding was $475 million. As disclosed in Note 7, Teradata entered into an interest rate swap to hedge the floating interest rate of the term loan. As a result of the swap, Teradata’s fixed rate on the term loan equals 2.86% plus the applicable leverage-based margin as defined in the term loan agreement. As of March 31, 2020, the all-in fixed rate is 4.36%. The Company was in compliance with all covenants under the term loan as of March 31, 2020.
Teradata’s term loan is recognized on the Company’s balance sheet at its unpaid principal balance, net of deferred issuance costs, and is not subject to fair value measurement. However, given that the loan carries a variable rate, the Company estimates that the unpaid principal balance of the term loan would approximate its fair value. If measured at fair value in the financial statements, the Company’s term loan would be classified as Level 2 in the fair value hierarchy.
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

	Three Months Ended March 31,
In millions, except per share amounts	2020	2019
Net income (loss) attributable to common stockholders	$168	$(10)
Weighted average outstanding shares of common stock	110.3	117.1
Dilutive effect of employee stock options, restricted stock and other stock awards	1.0	—
Common stock and common stock equivalents	111.3	117.1
Net income (loss) per share:
Basic	$1.52	$(0.09)
Diluted	$1.51	$(0.09)

For the first quarter of 2019, due to the net loss attributable to Teradata common stockholders, potential common shares that would cause dilution, such as employee stock options, restricted shares and other stock awards, have been excluded from the diluted share count because their effect would have been anti-dilutive. The fully diluted shares would have been 118.7 million for the first quarter of 2019.
Options to purchase 2.2 million shares of common stock for the three months ended March 31, 2020 and 2.1 million shares of common stock for the three months ended March 31, 2019 were not included in the computation of diluted earnings per share because their exercise prices of these options were greater than the average market price of the common shares for the period, and therefore would have been anti-dilutive.
12. Segment and Other Supplemental Information
Teradata manages its business under three geographic regions, which are also the Company’s operating segments: (1) Americas region (North America and Latin America); (2) EMEA region (Europe, Middle East and Africa) and (3) APAC region (Asia Pacific and Japan). For purposes of discussing results by segment, management excludes the impact of certain items, consistent with the manner by which management evaluates the performance of each segment. This format is useful to investors because it allows analysis and comparability of operating trends. It also includes the same information that is used by Teradata management to make decisions regarding the segments and to assess financial performance. The chief operating decision maker, who is our Interim President and Chief Executive Officer, evaluates the performance of the segments based on revenue and multiple profit measures, including segment gross profit. For management reporting purposes assets are not allocated to the segments.
The following table presents segment revenue and segment gross profit for the Company:

	Three Months Ended March 31,
In millions	2020	2019
Segment revenue
Americas	$244	$269
EMEA	118	113
APAC	72	86
Total revenue	434	468
Segment gross profit
Americas	144	157
EMEA	61	50
APAC	30	34
Total segment gross profit	235	241
Stock-based compensation costs	4	3
Acquisition, integration, reorganization and transformation-related costs	—	3
Amortization of capitalized software costs	6	11
Total gross profit	225	224
Selling, general and administrative expenses	158	151
Research and development expenses	73	78
Loss from operations	$(6)	$(5)

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations ("MD&A").
You should read the following discussion in conjunction with the Condensed Consolidated Financial Statements and the notes to those statements included elsewhere in this Quarterly Report on Form 10-Q. This Quarterly Report on Form 10-Q contains certain statements that are forward-looking within the meaning of the Private Securities Litigation Reform Act of 1995. Certain statements contained in the MD&A are forward-looking statements that involve risks and uncertainties. The forward-looking statements are not historical facts, but rather are based on current expectations, estimates, assumptions and projections about our industry, business and future financial results. Our actual results could differ materially from the results contemplated by these forward-looking statements due to a number of factors, including those discussed in other sections of this Quarterly Report on Form 10-Q and in the 2019 Annual Report on Form 10-K. The Company does not undertake any obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law.
Overview
Teradata Corporation ("we," "us," "Teradata," or the "Company") is a leading hybrid cloud analytics software provider focused on helping companies leverage all of their data across an enterprise to uncover real-time intelligence, at scale. In doing so, we enable them to find answers to their toughest challenges. Our solutions enable customers to integrate and simplify their analytics ecosystem, access and manage data, and use analytics to extract answers and derive business value from data. Our solutions are composed of software, hardware, and related business consulting and support services to deliver analytics across a company’s entire analytic ecosystem.
Teradata’s strategy is based on our mission of transforming how businesses work and people live through the power of data. Our target market is made up of companies that we believe are the world's most demanding, large-scale users of data. These companies face significant challenges including siloed data and conflicting and duplicative solutions that typically result in considerable expense to maintain and difficulty to manage the complexity. Our strategy is to provide a differentiated set of offerings to our target market through a portfolio of integrated data and analytic solutions. Teradata Vantage™ is an extremely scalable, secure, highly concurrent and resilient analytics platform that addresses the challenges faced by our targeted customer set. By offering customers full integration of their datasets, tools, analytics languages, functions, and engines in one analytical platform, Vantage reduces customers’ complexity, risk, and costs. Our Vantage platform embraces leading commercial and open source analytics technologies and is available in the cloud and on-premises.
All subscription-based Teradata software licenses enable portability of the software license between cloud and on-premises deployment options; this flexibility is designed to reduce risk associated with customers’ buying decisions. Customer buying behavior has shifted from predominantly capital-intensive purchases to these subscription-based purchasing options. In the near term, the movement to subscription-based transactions is negatively impacting the timing of our reported revenue and our cash flows because revenue and cash related to subscription-based transactions are recognized and received over time versus upfront as was the case with the capital purchase model. The transition to a subscription-based model is expected to increase our recurring revenue, create more predictable operating results and improve cash flow generation over time. Near-term impacts, however, can fluctuate based on the pace of customer adoption, which can be difficult to predict. In the longer term, we expect our reported operating results and cash flow to normalize and increase as customers increasingly transition to these subscription-based offerings.
We are continuing to focus on our key priorities, including expansion of our cloud-based offerings, enhancements to our market-leading Vantage platform, consulting, partner solutions and operational excellence.
To allow for greater transparency regarding the progress we are making toward achieving our strategic objectives, we utilize the following financial and performance metrics:

•
Annual Recurring Revenue ("ARR") - annual contract value for all active and contractually binding term-based contracts at the end of a period. It includes maintenance, software upgrade rights, subscription-based transactions and managed services.

•	Backlog - the price of firm orders for which work has not been performed or goods have not been delivered and the Company is contractually required to perform.
COVID-19
During the three months ended March 31, 2020, the effects of the coronavirus disease 2019 ("COVID-19") pandemic and the related actions by governments around the world to attempt to contain the spread of the virus have impacted our business globally, and we expect our business will continue to be impacted for the foreseeable future. In particular, the outbreak and related preventive measures taken to contain COVID-19 late in the first quarter negatively impacted our ability to close business with customers and timely collect receivables in certain instances. In addition, during the first quarter, we experienced increased volatility in foreign currency exchange rates, in part related to the uncertainty from COVID-19, as well as actions taken by governments and central banks in response to COVID-19. Certain foreign currency rates have depreciated significantly against the U.S. dollar during the period. We currently expect continued volatility in foreign currency exchange rates during 2020, though we cannot reasonably estimate the duration or extent of that volatility.
Our supply chain has been relatively stable with respect to manufacturing and distribution capabilities; however, they are susceptible to volatility due to ongoing uncertainty as a result of ongoing international and domestic pandemic response and recovery efforts. Operationally, Teradata has been able to run its business without significant interruptions with the vast majority of employees having shifted quickly as of mid-March 2020 to a work-from-home model. However, our consulting business has been negatively impacted during the transition to work from home and shelter-in-place orders, with consulting projects being delayed or suspended. The Company has also developed and implemented numerous engagement and communication programs to support employees both from a health and welfare perspective as well as to enhance their productivity during this pandemic.
In general, our priorities in formulating and implementing our response to the COVID-19 outbreak and business disruption include the following:

•	People - protecting the health of our employees,

•	Customers - proactively connecting with our customers to support their needs and meet our service level commitments,

•	Supply Chain - proactively working to monitor existing inventory, supplier availability and securing inventory for future quarters,

•
Global community - making our technology available to customers, partners and communities, particularly in healthcare and government, where collectively we can positively impact efforts in combating COVID-19, and

•	Future Planning - to best position the Company to emerge as strong as possible when this crisis ends.
As of the date of this Quarterly Report on Form 10-Q, we have fully activated our contingency plans. Teradata’s Pandemic Response Team is developing back-to-work plans with "safety first" considerations. Customer-facing teams are proactively working to identify ways to assist customers, meet service level commitments, and engage customers via virtual events.
Despite these efforts, there remains a fair degree of uncertainty regarding the potential impact of the pandemic on our business, from both a financial and operational perspective, and the scope and costs associated with additional measures that may be necessary in response to the pandemic going forward. We will continue our diligent efforts to monitor and respond as appropriate to the impacts of the pandemic on our business, including the status of our workforce, supply chain, customers, suppliers, and vendors, based on the priorities described above. Our actions will continue to be informed by the requirements and recommendations of the federal, state or local authorities.
First Quarter Financial Overview

COVID-19 Pandemic. There are many uncertainties regarding the current COVID-19 pandemic, including the anticipated duration of the pandemic, and the extent of local and worldwide social, political, and economic disruption it may cause. The COVID-19 pandemic may have far-reaching impacts on many aspects of our business operations, directly and indirectly, including with respect to its impacts on customer behaviors, supply chain, inventory, accounts receivable, the Company’s employees, and the market generally, and the scope and nature of these impacts continue to evolve. The Company will continue to assess the evolving impact of the COVID-19 pandemic and intends to adjust our business accordingly. For more information, see "Risk Factors" under Part II, Item 1A of this Quarterly Report on Form 10-Q.
As more fully discussed in later sections of this MD&A, the following were significant financial items for the first quarter of 2020:

•
Total revenue was $434 million for the first quarter of 2020, a 7% decrease compared to the first quarter of 2019, with an underlying 4% increase in recurring revenue. The Company's business has shifted to subscription-based transactions driving increased recurring revenue, which was offset by a 55% decrease in perpetual software licenses and hardware revenue as transactions move to subscription and a 29% decrease in consulting services revenue in alignment with our strategy. Foreign currency fluctuations had a 1% negative impact on total revenue for the quarter compared to the prior year.

•	Gross margin increased to 51.8% in the first quarter of 2020 from 47.9% in the first quarter of 2019, primarily due to a higher recurring revenue mix as compared to the prior period.

•	Operating expenses for the first quarter of 2020 increased by 1% compared to the first quarter of 2019, primarily due to an increase in amortization of capitalized sales compensation.

•	Operating loss was $6 million in the first quarter of 2020, compared to $5 million in the first quarter 2019.

•
Net income in the first quarter of 2020 was $168 million, compared to a net loss of $10 million in the first quarter of 2019. The increase in net income was due to a discrete tax benefit of $157 million related to an intra-entity asset transfer of certain of the Company's intellectual property ("IP") to one of its Irish subsidiaries.

Results of Operations for the Three Months Ended March 31, 2020
Compared to the Three Months Ended March 31, 2019
Revenue

		% of		% of
In millions	2020	Revenue	2019	Revenue
Recurring	$345	80%	$331	70%
Perpetual software licenses and hardware	14	3%	31	7%
Consulting services	75	17%	106	23%
Total revenue	$434	100%	$468	100%
Total revenue decreased $34 million, or 7%, in first quarter of 2020 and included a 1% negative impact from foreign currency fluctuations. Recurring revenue grew 4%, which included a 2% negative impact from foreign currency fluctuations. This increase in recurring revenue was driven by our movement to subscription-based transactions from perpetual software licenses and hardware transactions, which is consistent with our strategy; however, this increase was partially offset by the negative impact on our ability to close transactions late in the quarter due to COVID-19. Under subscription models, we recognize revenue over time as opposed to the upfront recognition under the perpetual model. For 2020, we expect ARR growth and recurring revenue growth. Taking into consideration the growth in recurring revenue offset by reduced perpetual software licenses and hardware revenue and reduced consulting services revenue, we expect that total revenues will decrease in 2020, although the amount of decline is difficult to predict due to the uncertain global environment caused by COVID-19.
Revenues from perpetual software licenses and hardware decreased 55%. We expect perpetual revenues to continue to decline as customers switch to our subscription-based offerings. However, some customers continue to purchase on a perpetual basis, and COVID-19 impacts might result in some additional customers preferring this option. Perpetual revenue is primarily hardware-related, as software is generally being sold on subscription. We expect that perpetual revenue will continue to decline in 2020 and will continue to be predominantly hardware-related.
Consulting services revenue decreased 29%, including a 1% negative impact from foreign currency fluctuations, as we are realigning and focusing our consulting resources on higher-margin engagements that drive increased software consumption within our targeted customer base. Consulting revenue was also impacted by the transition to work from home and shelter-in-place orders that went in effect late in the quarter in response to COVID-19. In the first quarter, we made progress towards our strategy of refocusing our consulting organization on Vantage-oriented offerings and de-emphasizing non-core consulting engagements. We expect consulting revenue to decline longer term as we build a deepening partner ecosystem and our product simplification efforts reduce our reliance on Teradata's consulting organization while creating greater total value for our customers. We also expect consulting revenue to continue to be impacted by COVID-19, as we anticipate delays and/or cancellation of new projects.
As a portion of the Company’s operations and revenue occur outside the United States, and in currencies other than the U.S. dollar, the Company is exposed to fluctuations in foreign currency exchange rates. Based on currency rates as of April 30, 2020, Teradata is expecting one-to-two percentage points of negative impact from currency translation on our 2020 full-year projected revenue growth rate.
Included below are financial and performance growth metrics for 2020:

•
At the end of the first quarter of 2020, ARR was $1.402 billion, a 6% increase from the first quarter of 2019, including a 2% negative impact from foreign currency, as compared to the first quarter of 2019.

•	Total backlog was $2.661 billion, up 7% from the prior year.

Gross Profit

		% of		% of
In millions	2020	Revenue	2019	Revenue
Recurring	$225	65.2%	$225	68.0%
Perpetual software licenses and hardware	5	35.7%	6	19.4%
Consulting services	(5)	(6.7)%	(7)	(6.6)%
Total gross profit	$225	51.8%	$224	47.9%
The decrease in recurring revenue gross profit as a percentage of revenue was driven by a higher mix of subscription-based revenue as compared to the prior-year period. Subscription-based transactions are typically lower margin as compared to the recurring revenue from legacy software maintenance and software upgrade rights, due to the higher mix of hardware included in subscription-based transactions.
The increase in perpetual software licenses and hardware gross profit as a percentage of revenue was driven by deal mix compared to the same period a year ago.
Consulting services gross profit as a percentage of revenue decreased slightly as compared to the prior-year period, despite the larger than expected decrease in consulting revenue due to COVID-19. The Company continues to refocus our consulting organization on Vantage-oriented offerings and reduce our footprint in non-core consulting engagements. As a result of these actions, we expect profitable consulting growth longer term.
Operating Expenses

		% of		% of
In millions	2020	Revenue	2019	Revenue
Selling, general and administrative expenses	$158	36.4%	$151	32.3%
Research and development expenses	73	16.9%	78	16.6%
Total operating expenses	$231	53.2%	$229	48.9%
The selling, general and administrative ("SG&A") expense increase was primarily driven by an increase in amortization of capitalized sales compensation as well as additional investments in our go-to-market and customer success teams. For the year, we expect SG&A expenses to increase low to mid-single digits on a percentage basis as we continue to invest in our go-to-market and customer success teams.
Research and development ("R&D") expenses decreased due to a re-prioritization of our R&D organization on strategic initiatives and reduced spending on de-prioritized initiatives. For the full year, we expect R&D expense to be flat to slightly up as we reallocate spending to focus on accelerating our cloud initiatives.
Other Expense, net

In millions	2020	2019
Interest income	$2	$6
Interest expense	(7)	(9)
Other	(3)	(2)
Other expense, net	$(8)	$(5)
Other expense, net in the first quarter of 2020 and 2019 is comprised primarily of interest expense on long-term debt and finance leases, partially offset by interest income earned on our cash and cash equivalents. Other expense, net increased compared to the prior year primarily due to lower interest income on lower cash and cash equivalents.
Provision for Income Taxes
Income tax provisions for interim periods are based on estimated annual income tax rates, adjusted to reflect the effects of any significant infrequent or unusual items which are required to be discretely recognized within the current interim period.

As a result of the 2017 Tax Act, the Company changed its indefinite reversal assertion related to its foreign subsidiary undistributed earnings and no longer considers a majority of its foreign earnings permanently reinvested outside of the U.S. The effective tax rates in the periods presented are largely based upon the forecasted pre-tax earnings mix between the U.S. and other foreign taxing jurisdictions where the Company conducts its business. The Company estimates its full-year effective tax rate for 2020 to be approximately 4,800%, which takes into consideration, among other things, the forecasted earnings mix by jurisdiction and the estimated discrete items to be recognized in 2020, which includes the $157 million one-time discrete tax benefit recognized in the first quarter of 2020 related to the intra-entity IP transfer described below. The forecasted tax rate is based on the overseas profits being taxed at an overall effective tax rate of approximately 33%, as compared to the U.S. federal statutory tax rate of 21%.
The effective tax rate for the three months ended March 31, 2020 and 2019 were as follows:

	2020	2019
Effective tax rate	1,300.0%	—%
For the three months ended March 31, 2020, a net $152 million of discrete tax benefit was recorded. The Company recorded approximately $157 million of discrete tax benefit related to an intra-entity asset transfer of certain of its IP to one of its Irish subsidiaries, which occurred on January 1, 2020. The tax benefit for this intra-entity asset transfer was recorded as a deferred tax asset and represents the book and tax basis difference on the transferred assets measured based on the applicable Irish statutory tax rate. The tax deductions for amortization of the IP asset will be recognized in the future, and any amortization not deducted for tax purposes will be carried forward indefinitely under Irish tax laws. The Company expects to be able to realize the deferred tax assets resulting from these intra-entity asset transfers. This tax benefit was offset by discrete tax expense of $6 million related to equity compensation vesting.
Due to the impact of discrete items, income tax benefit was $182 million on a pre-tax net loss of $14 million in the first quarter of 2020.
For the three months ended March 31, 2019, no special discrete tax items were recorded.
Revenue and Gross Profit by Operating Segment
Teradata manages its business under three geographic regions, which are also the Company’s operating segments: (1) Americas region (North America and Latin America); (2) EMEA region (Europe, Middle East, and Africa) and (3) APAC region (Asia Pacific and Japan). For purposes of discussing results by segment, management excludes the impact of certain items, consistent with the manner by which management evaluates the performance of each segment. This format is useful to investors because it allows analysis and comparability of operating trends. It also includes the same information that is used by Teradata management to make decisions regarding the segments and to assess financial performance. The chief operating decision maker, who is our Interim President and Chief Executive Officer, evaluates the performance of the segments based on revenue and multiple profit measures, including segment gross profit. For management reporting purposes, assets are not allocated to the segments. Our segment results are reconciled to total company results reported under GAAP in Note 12 of Notes to Condensed Consolidated Financial Statements (Unaudited).

The following table presents segment revenue and segment gross profit for the Company for the three months ended March 31:

		% of		% of
In millions	2020	Revenue	2019	Revenue
Segment revenue
Americas	$244	56.2%	$269	57.5%
EMEA	118	27.2%	113	24.1%
APAC	72	16.6%	86	18.4%
Total segment revenue	$434	100%	$468	100%
Segment gross profit
Americas	$144	59.0%	$157	58.4%
EMEA	61	51.7%	50	44.2%
APAC	30	41.7%	34	39.5%
Total segment gross profit	$235	54.1%	$241	51.5%
Americas
Americas revenue decreased 9%, which included a decrease in perpetual software licenses and hardware revenue of 79% and a 30% decrease in consulting revenue. Segment gross profit as a percentage of revenues was higher primarily due to an overall higher mix of recurring revenue.
EMEA
EMEA revenue increased 4%, which included a 2% unfavorable impact from foreign currency fluctuations. An increase of 15% in recurring revenue, as well as an increase of 29% in perpetual software licenses and hardware revenue was partially offset by a decrease in consulting revenue of 24%. Segment gross profit as a percentage of revenues was higher primarily due to a higher mix of recurring revenue.
APAC
APAC revenue decreased 16%, which included a 3% unfavorable impact from foreign currency fluctuations. An increase in recurring revenue of 4% was offset by a decrease of 80% in perpetual software licenses and hardware revenue and a decrease in consulting revenue of 33%. Segment gross profit as a percentage of revenues was higher primarily due to a higher mix of recurring revenue.

Financial Condition, Liquidity and Capital Resources
Cash provided by operating activities decreased by $39 million in the three months ended March 31, 2020 compared to the three months ended March 31, 2019. Teradata used approximately $12 million of cash in the first three months of 2020 for reorganizing and restructuring its operations and go-to-market functions to align to its strategy. The decrease in cash provided by operating activities was primarily due to the timing of cash receipts from trade receivables, attributable to the late March 2020 impact from COVID-19.
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
The table below shows net cash provided by operating activities and capital expenditures for the following periods:

	Three Months Ended March 31, 2020
In millions	2020	2019
Net cash provided by operating activities	$10	$49
Less:
Expenditures for property and equipment	(10)	(15)
Additions to capitalized software	(2)	(1)
Free cash flow	$(2)	$33
Financing activities and certain other investing activities are not included in our calculation of free cash flow. There were no other investing activities for the three months ended March 31, 2020 and 2019.
Teradata’s financing activities for the three months ended March 31, 2020 and 2019 primarily consisted of cash outflows for share repurchases and payments on the Company's finance leases, and long-term debt. At March 31, 2020, the Company had no outstanding borrowings on the revolving credit facility. The Company purchased approximately 3.6 million shares of its common stock at an average price per share of $20.52 in the three months ended March 31, 2020, and 1.2 million shares at an average price per share of $47.00 in the three months ended March 31, 2019 under the two share repurchase programs that were authorized by our Board of Directors. The first program (the "dilution offset program"), allows the Company to repurchase Teradata common stock to the extent of cash received from the exercise of stock options and the Teradata Employee Stock Purchase Plan ("ESPP") to offset dilution from shares issued pursuant to these plans. On July 28, 2019, Teradata's Board of Directors authorized an additional $500 million to be utilized to repurchase Teradata common stock under the Company's second share repurchase program (the "general share repurchase program"). As of March 31, 2020, the Company had $432 million of authorization remaining under this program to repurchase outstanding shares of Teradata common stock. Share repurchases made by the Company are reported on a trade date basis. Our share repurchase activity depends on factors such as our working capital needs, our cash requirements for capital investments, our stock price, and economic and market conditions. As a precautionary measure, due to the uncertainty of the impact of COVID-19 on our business, the Company suspended repurchases under its share repurchase programs and does not anticipate any share repurchases for the remainder of 2020.

Proceeds from the ESPP and the exercise of stock options, net of tax, were immaterial for the three months ended March 31, 2020 and $33 million for the three months ended March 31, 2019. These proceeds are included in other financing activities, net in the Condensed Consolidated Statements of Cash Flows (Unaudited).
Our total cash and cash equivalents held outside the United States in various foreign subsidiaries was $321 million as of March 31, 2020 and $344 million as of December 31, 2019. The remaining balance held in the United States was $73 million as of March 31, 2020 and $150 million as of December 31, 2019. Prior to the enactment of the 2017 Tax Act, the Company either reinvested or intended to reinvest its earnings outside of the United States. As a result of the 2017 Tax Act, the Company has changed its indefinite reinvestment assertion related to foreign earnings that have been taxed in the United States and now considers a majority of these earnings no longer indefinitely reinvested. Effective January 1, 2018, the United States moved to a territorial system of international taxation, and as such will generally not subject future foreign earnings to United States taxation upon repatriation in future years.
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
The Company’s ability to generate positive cash flows from operations is dependent on general economic conditions, competitive pressures, and other business and risk factors described in the Company’s 2019 Annual Report on Form 10-K (the "2019 Annual Report"), and elsewhere in this Quarterly Report on Form 10-Q. If the Company is unable to generate sufficient cash flows from operations, or otherwise comply with the terms of its credit facility and term loan agreement, the Company may be required to seek additional financing alternatives.
Long-term Debt. There has been no significant change in our long-term debt as described in the 2019 Annual Report. Our long-term debt is discussed in Note 10 of Notes to Condensed Consolidated Financial Statements (Unaudited).
Contractual and Other Commercial Commitments. There has been no significant change in our contractual and other commercial commitments as described in the 2019 Annual Report. Our guarantees and product warranties are discussed in Note 8 of Notes to Condensed Consolidated Financial Statements (Unaudited).
Critical Accounting Policies and Estimates
Our financial statements are prepared in accordance with GAAP. In connection with the preparation of these financial statements, we are required to make assumptions, estimates and judgments that affect the reported amounts of assets, liabilities, revenues, expenses and the related disclosure of contingent liabilities. These assumptions, estimates and judgments are based on historical experience and assumptions that are believed to be reasonable at the time. However, because future events and their effects cannot be determined with certainty, the determination of estimates requires the exercise of judgment. Our critical accounting policies are those that require assumptions to be made about matters that are highly uncertain. Different estimates could have a material impact on our financial results. Judgments and uncertainties affecting the application of these policies and estimates may result in materially different amounts being reported under different conditions or circumstances. Our management periodically reviews these estimates and assumptions to ensure that our financial statements are presented fairly and are materially correct. We assessed certain accounting matters that generally require consideration of forecasted financial information in context with the information reasonably available to us and the unknown future impacts of COVID-19 as of March 31, 2020 and through the date of this report. The accounting matters assessed included, but were not limited to, our allowance for doubtful accounts, stock-based compensation, the carrying value of our goodwill and other long-lived assets, financial assets, valuation allowances for tax assets and revenue recognition. While there was not a material impact to our consolidated financial statements as of and for the quarter ended March 31, 2020, resulting from our assessments, our future assessment of our current expectations at that time of the magnitude and duration of COVID-19, as well as other factors, could result in material impacts to our consolidated financial statements in future reporting periods.
In many cases, the accounting treatment of a particular transaction is specifically dictated by GAAP and does not require significant management judgment in its application. There are also areas in which management’s judgment in selecting among available alternatives would not produce a materially different result. The significant accounting policies and estimates that we believe are the most critical to aid in fully understanding and evaluating our reported financial results are discussed in the 2019 Annual Report. Teradata’s senior management has reviewed these critical accounting policies and related disclosures and determined that there were no significant changes in our critical accounting policies in the three months ended March 31, 2020.
New Accounting Pronouncements
See discussion in Note 2 of Notes to Condensed Consolidated Financial Statements (Unaudited) for new accounting pronouncements.
Item 3. Quantitative and Qualitative Disclosures About Market Risk.
There have not been any material changes to the market risk factors previously disclosed in Part II, Item 7A of the 2019 Annual Report.
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
Based on their evaluation, our Interim Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2020, our disclosure controls and procedures were effective to provide reasonable assurance that the information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our Interim Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.
Changes in Internal Control over Financial Reporting
There have been no changes in our internal control over financial reporting that occurred during the fiscal quarter ended March 31, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Part II—OTHER INFORMATION
Item 1. Legal Proceedings.
On June 19, 2018, the Company and certain of its subsidiaries filed a lawsuit in the U.S. District Court for the Northern District of California against SAP SE, SAP America, Inc., and SAP Labs, LLC (collectively, "SAP"). In the lawsuit, the Company alleges, among other things, that SAP misappropriated certain of the Company’s trade secrets within the Company’s enterprise data analytics and warehousing products and used them to help develop, improve, introduce, and sell one or more competing products. The Company further alleges that SAP has employed anticompetitive practices using its substantial market position in the enterprise resource planning applications market to pressure the Company’s customers and prospective customers to use SAP’s one or more competing products and reduce or eliminate customers' and prospective customers' use of the Company's offerings. The Company seeks an injunction barring SAP’s alleged conduct, monetary damages, and other available legal and equitable relief. In July 2019, SAP filed patent infringement counterclaims against Teradata based on five SAP patents, and we plan to vigorously defend against these counterclaims. Currently, it is not possible to determine the likelihood of a loss or a reasonably estimated range of loss, if any, pertaining to the counterclaims.
Item 1A. Risk Factors.
With the exception of the risk factor listed below, there have not been any material changes to the risk factors previously disclosed in Part I, Item IA of the 2019 Annual Report.
The Company's business, results of operations, and financial condition have been adversely affected, and could in the future be materially adversely affected, by the COVID-19 pandemic.
As more fully described elsewhere in the Quarterly Report on Form 10-Q, our business, results of operations, and financial condition have been adversely affected by the COVID-19 pandemic. The degree to which the COVID-19 pandemic in the future affects our business, financial condition, and results of operations will depend on future developments, which are highly uncertain and cannot be predicted, including, but not limited to, the duration and spread of the unprecedented pandemic, its severity, the actions to contain the virus or respond to its impact, and how quickly and to what extent normal economic and operating conditions can resume. COVID-19 or any other adverse public health development could also inhibit our ability to execute our strategic initiatives including, without limitation, expanding our customer base by increasing our use of indirect sales channels and by developing, marketing and selling solutions aimed at different target business markets, improving the experience of our customers, investing in growing identified strategic growth platforms and shifting the mix of revenue in our business to software and services revenue as well as recurring revenue.
Furthermore, negative economic conditions related to the COVID-19 pandemic have impacted, and may continue to impact, our ability to close transactions and/or collect receivables from customers on a timely basis, or at all, and may also impact our customers' willingness to maintain or increase spending on data analytics, their ability to obtain adequate financing for the purchase of our products and services, or the amount of disposable income available to consumers, which may adversely impact the businesses of our customers in customer-facing industries.
Additionally, governmental restrictions and public perceptions of the risks associated with the COVID-19 pandemic have caused, and may continue to cause, consumers to avoid or limit gatherings in public places or social interactions, which could adversely affect the businesses of our customers in certain industries, such as transportation, entertainment and hospitality. Such customers have experienced, and may continue to experience, significant near-term working capital and cash flow adverse impacts as a result of the COVID-19 pandemic, which, in turn, could adversely impact our ability to maintain or increase revenue from such customers.
In addition, the global supply chain risks present a level of uncertainty due to the international and domestic pandemic recovery efforts. The uncertainty of another wave of infections in areas where our suppliers source their parts could present sourcing challenges to our suppliers. Further, if countries in which we do business close their borders, it may impact the timing of closing sales transactions or the ability to service our customers in select geographies.
While we have implemented programs to mitigate the impact of these risk factors on our results of operations, there can be no assurance that these programs will be successful and there are many aspects of this pandemic, particularly its impact on our customers, that are beyond our control. The spread of COVID-19 has caused us to modify our business practices, such as employee work locations, and we may take further actions as may be required by government authorities or that we determine is in the best interests of our employees, customers, distributors, suppliers and contractors. There is no certainty that such measures will be sufficient to mitigate the risks posed by the virus, and our ability to perform critical functions could be harmed. Moreover, these measures, and similar measures at our customers, have resulted in and may result in further installation and payment delays. In addition, we have experienced, and expect to continue to experience, delays and cancellations of consulting projects due to work from home and shelter-in-place orders and also because of the discretionary nature of consulting projects which may be pulled back as a result of more conservative spending patterns by our customers in light of the economic impacts of the pandemic.

To the extent the COVID-19 pandemic adversely affects our business, results of operations, and financial condition, it may also have the effect of heightening many of the other risks described under "Risk Factors" in Part I, Item IA of the 2019 Annual Report.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
Purchases of Company Common Stock
From time to time, the Company's Section 16 officers sell to the Company shares of the Company's common stock received upon vestings of restricted share units at the current market price to cover their withholding taxes. For the three months ended March 31, 2020, the total of these purchases was 77,145 shares at an average price of $23.57 per share.
The following table provides information relating to the Company’s share repurchase programs for the three months ended March 31, 2020:

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Dilution Offset Program (1)	Total Number of Shares Purchased as Part of Publicly Announced General Share Repurchase Program (2)	Maximum Dollar Value that May Yet Be Purchased Under the Dilution Offset Program	Maximum Dollar Value that May Yet Be Purchased Under the General Share Repurchase Program
Month
January 2020	—	NA	—	—	$2,599,517	$502,690,790
February 2020	523,253	$21.98	105,409	417,844	$99,177	$493,691,118
March 2020	3,133,513	$20.28	102,669	3,030,844	$1,317,522	$432,248,874
First Quarter Total	3,656,766	$20.52	208,078	3,448,688	$1,317,522	$432,248,874

(1) The dilution offset program allows the Company to repurchase Teradata common stock to the extent of cash received from the exercise of stock options and purchases under the ESPP to offset dilution from shares issued pursuant to these plans.
(2) The general share repurchase program authorized by the Board allows the Company to repurchase outstanding shares of Teradata common stock. Share repurchases made by the Company are reported on a trade date basis. On July 28, 2019, Teradata's Board of Directors authorized an additional $500 million to be utilized to repurchase Teradata common stock under this share repurchase program. As of March 31 2020, the Company had a total of $432 million authorized for share repurchases under this share repurchase program. The general share repurchase program expires on July 27, 2022.
Item 3. Defaults Upon Senior Securities.
None
Item 4. Mine Safety Disclosures.
None
Item 5. Other Information.
Results of Matters Presented at the 2020 Annual Meeting of Stockholders
On May 5, 2020, the Company held its Annual Meeting of Stockholders (the “Annual Meeting”). At the Annual Meeting, the holders of a total of 100,887,734 shares of the Company’s common stock entitled to vote were present in person or represented by proxy, constituting approximately 91% of the total shares issued and outstanding and entitled to vote at the Annual Meeting. Stockholders voted on three matters:

1)	a proposal to elect Daniel R. Fishback, David E. Kepler and Kimberly K. Nelson as Class I directors;

2)	an advisory (non-binding) vote on executive compensation (a “say-on-pay” vote); and

3)	a proposal to ratify the appointment of PricewaterhouseCoopers LLP as the Company’s independent registered public accounting firm for 2020.
The number of votes cast for or against, the number of abstentions, and the number of broker non-votes with respect to each matter required to be reported herein was certified by an independent inspector of elections, and are set forth below:

1)	Election of Class I directors for three-year terms expiring at the 2023 Annual Meeting and to hold office until their respective successors are duly elected and qualified.
a. Daniel R. Fishback

For: 87,895,180    Against: 3,125,341    Abstain: 262,380     Broker Non-Votes: 9,604,833

b. David E. Kepler

For: 88,439,891    Against: 2,578,616    Abstain: 264,394     Broker Non-Votes: 9,604,833

c. Kimberly K. Nelson

For: 76,770,436    Against: 14,301,019    Abstain: 211,446     Broker Non-Votes: 9,604,833

2)	An advisory (non-binding) vote on executive compensation (“say-on-pay”).

For: 84,231,509    Against: 6,886,346    Abstain: 165,046     Broker Non-Votes: 9,604,833

3)	Ratification of the appointment of PricewaterhouseCoopers LLP as the Company’s independent registered public accounting firm for 2020.

For: 99,605,074    Against: 1,102,718    Abstain: 179,942

Item 6. Exhibits.

Reference Number per Item 601 of Regulation S-K	Description

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

3.2	Amended and Restated By-Laws of Teradata Corporation, as amended and restated on July 26, 2016 (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K dated August 1, 2016).

4.1	Common Stock Certificate of Teradata Corporation (incorporated by reference to Exhibit 4.1 to the Quarterly Report on Form 10-Q dated November 13, 2007 (SEC file number 001-33458)).

10.1*	Form of Restricted Share Unit Agreement Under the Teradata 2012 Stock Incentive Plan, approved on February 27, 2020.

10.2*	Form of Restricted Shares Unit Agreement For Non-U.S. Employees Under the Teradata 2012 Stock Incentive Plan, approved on February 27, 2020.

10.3*	Form of Performance- Based Restricted Share Unit Agreement Under the Teradata 2012 Stock Incentive Plan, approved on February 27, 2020.

10.4*	Form of Restricted Share Unit Agreement Under the Teradata 2012 Stock Incentive Plan, approved on February 27, 2020.

31.1	Certification pursuant to Rule 13a-14(a), dated May 11, 2020.

31.2	Certification pursuant to Rule 13a-14(a), dated May 11, 2020.

32	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated May 11, 2020.

101
Inline interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Condensed Consolidated Statements of Income (Loss) for the three months period ended March 31, 2020 and 2019, (ii) the Condensed Consolidated Statements of Comprehensive Income (Loss) for the three months period ended March 31, 2020 and 2019, (iii) the Condensed Consolidated Balance Sheets at March 31, 2020 and December 31, 2019, (iv) the Condensed Consolidated Statements of Cash Flows for the three months period ended March 31, 2020 and 2019, (v) the Condensed Consolidated Statements of Changes in Stockholders' Equity for the three months period ended March 31, 2020 and 2019 and (vi) the Notes to Condensed Consolidated Financial Statements.

104	Cover page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).
* Management contract or compensatory plan, contract or arrangement.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TERADATA CORPORATION

Date: May 11, 2020	By:	/s/ Mark A. Culhane
Mark A. Culhane Chief Financial Officer