Form 10-Q
period 2020-06-30
TERADATA CORP /DE/
filed 2020-08-10
CIK 816761

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2020
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
At July 31, 2020, the registrant had approximately 109.0 million shares of common stock outstanding.

PART I—FINANCIAL INFORMATION

Part 1—FINANCIAL INFORMATION

Item 1.	Financial Statements.
Teradata Corporation
Condensed Consolidated Statements of (Loss) Income (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
In millions, except per share amounts	2020	2019	2020	2019
Revenue
Recurring	$358	$338	$703	$669
Perpetual software licenses and hardware	17	29	31	60
Consulting services	82	111	157	217
Total revenue	457	478	891	946
Cost of revenue
Cost of recurring	116	107	236	213
Cost of perpetual software licenses and hardware	11	26	20	51
Cost of consulting services	74	109	154	222
Total cost of revenue	201	242	410	486
Gross profit	256	236	481	460
Operating expenses
Selling, general and administrative expenses	165	145	323	296
Research and development expenses	83	81	156	159
Total operating expenses	248	226	479	455
Income from operations	8	10	2	5
Other expense, net
Interest expense	(7)	(8)	(14)	(17)
Interest income	1	6	3	12
Other expense	(5)	(3)	(8)	(5)
Total other expense, net	(11)	(5)	(19)	(10)
(Loss) income before income taxes	(3)	5	(17)	(5)
Income tax expense (benefit)	40	6	(142)	6
Net (loss) income	$(43)	$(1)	$125	$(11)
Net (loss) income per common share
Basic	$(0.40)	$(0.01)	$1.14	$(0.09)
Diluted	$(0.40)	$(0.01)	$1.13	$(0.09)
Weighted average common shares outstanding
Basic	108.5	115.5	109.4	116.3
Diluted	108.5	115.5	110.6	116.3
See Notes to Condensed Consolidated Financial Statements (Unaudited).

Teradata Corporation
Condensed Consolidated Statements of Comprehensive (Loss) Income (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
In millions	2020	2019	2020	2019
Net (loss) income	$(43)	$(1)	$125	$(11)
Other comprehensive income (loss):
Foreign currency translation adjustments	2	(1)	(17)	(7)
Derivatives:
Unrealized gain (loss) on derivatives, before tax	1	(9)	(13)	(13)
Unrealized gain (loss) on derivatives, tax portion	—	2	3	3
Unrealized gain (loss) on derivatives, net of tax	1	(7)	(10)	(10)
Defined benefit plans:
Defined benefit plan adjustment, before tax	1	1	4	2
Defined benefit plan adjustment, tax portion	—	—	(1)	—
Defined benefit plan adjustment, net of tax	1	1	3	2
Other comprehensive income (loss)	4	(7)	(24)	(15)
Comprehensive (loss) income	$(39)	$(8)	$101	$(26)
See Notes to Condensed Consolidated Financial Statements (Unaudited).

Teradata Corporation
Condensed Consolidated Balance Sheets (Unaudited)

In millions, except per share amounts	June 30, 2020	December 31, 2019
Assets
Current assets
Cash and cash equivalents	$494	$494
Accounts receivable, net	339	398
Inventories	26	31
Other current assets	89	91
Total current assets	948	1,014
Property and equipment, net	337	350
Capitalized software, net	25	36
Right of use assets - operating lease, net	46	51
Goodwill	395	396
Capitalized contract costs, net	88	91
Deferred income taxes	236	87
Other assets	27	32
Total assets	$2,102	$2,057
Liabilities and stockholders’ equity
Current liabilities
Current portion of long-term debt	$31	$25
Current portion of finance lease liability	69	55
Current portion of operating lease liability	18	20
Accounts payable	62	66
Payroll and benefits liabilities	119	157
Deferred revenue	518	472
Other current liabilities	76	91
Total current liabilities	893	886
Long-term debt	436	454
Finance lease liability	75	75
Operating lease liability	33	38
Pension and other postemployment plan liabilities	135	137
Long-term deferred revenue	41	61
Deferred tax liabilities	6	6
Other liabilities	137	138
Total liabilities	1,756	1,795
Commitments and contingencies (Note 8)
Stockholders’ equity
Preferred stock: par value $0.01 per share, 100.0 shares authorized, no shares issued and outstanding at June 30, 2020 and December 31, 2019, respectively	—	—
Common stock: par value $0.01 per share, 500.0 shares authorized, 108.9 and 110.9 shares issued at June 30, 2020 and December 31, 2019, respectively	1	1
Paid-in capital	1,603	1,545
Accumulated deficit	(1,093)	(1,143)
Accumulated other comprehensive loss	(165)	(141)
Total stockholders’ equity	346	262
Total liabilities and stockholders’ equity	$2,102	$2,057
See Notes to Condensed Consolidated Financial Statements (Unaudited).

Teradata Corporation
Condensed Consolidated Statements of Cash Flows (Unaudited)

	Six Months Ended June 30,
In millions	2020	2019
Operating activities
Net income (loss)	$125	$(11)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	85	77
Stock-based compensation expense	52	37
Deferred income taxes	(149)	—
Changes in assets and liabilities:
Receivables	59	211
Inventories	5	(7)
Current payables and accrued expenses	(32)	(155)
Deferred revenue	26	(15)
Other assets and liabilities	(31)	(33)
Net cash provided by operating activities	140	104
Investing activities
Expenditures for property and equipment	(23)	(27)
Additions to capitalized software	(4)	(2)
Net cash used in investing activities	(27)	(29)
Financing activities
Repurchases of common stock	(75)	(175)
Repayments of long-term borrowings	(13)	(6)
Payments of finance leases	(25)	(9)
Other financing activities, net	6	36
Net cash used in financing activities	(107)	(154)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(7)	—
Decrease in cash, cash equivalents and restricted cash	(1)	(79)
Cash, cash equivalents and restricted cash at beginning of period	496	716
Cash, cash equivalents and restricted cash at end of period	$495	$637

Supplemental cash flow disclosure:
Assets acquired under operating lease	$5	$4
Assets acquired under finance lease	$39	$48
Reconciliation of cash, cash equivalents and restricted cash to the Condensed Consolidated Balance Sheets:

	June 30, 2020	December 31, 2019
Cash and cash equivalents	$494	$494
Restricted cash	1	2
Total cash, cash equivalents and restricted cash	$495	$496

See Notes to Condensed Consolidated Financial Statements (Unaudited).

Teradata Corporation
Condensed Consolidated Statements of Changes in Stockholders’ Equity (Unaudited)

	Common Stock		Paid-in	Accumulated	Accumulated Other Comprehensive
In millions	Shares	Amount	Capital	Deficit	Loss	Total
December 31, 2019	111	$1	$1,545	$(1,143)	$(141)	$262
Net income	—	—	—	168	—	168
Employee stock compensation, employee stock purchase programs and option exercises, net of tax	1	—	22	—	—	22
Repurchases of common stock, retired	(4)	—	—	(75)	—	(75)
Pension and postemployment benefit plans, net of tax	—	—	—	—	2	2
Unrealized loss on derivatives, net of tax	—	—	—	—	(11)	(11)
Currency translation adjustment	—	—	—	—	(19)	(19)
March 31, 2020	108	$1	$1,567	$(1,050)	$(169)	$349
Net loss	—	—	—	(43)	—	(43)
Employee stock compensation, employee stock purchase programs and option exercises, net of tax	1		36	—	—	36
Pension and postemployment benefit plans, net of tax	—	—	—	—	1	1
Unrealized gain on derivatives, net of tax	—	—	—	—	1	1
Currency translation adjustment	—	—	—	—	2	2
June 30, 2020	109	$1	$1,603	$(1,093)	$(165)	$346

	Common Stock		Paid-in	Accumulated	Accumulated Other Comprehensive
In millions	Shares	Amount	Capital	Deficit	Loss	Total
December 31, 2018	117	$1	$1,418	$(823)	$(101)	$495
Net loss	—	—	—	(10)	—	(10)
Employee stock compensation, employee stock purchase programs and option exercises, net of tax	1	—	48	—	—	48
Repurchases of common stock, retired	(1)	—	—	(58)	—	(58)
Pension and postemployment benefit plans, net of tax	—	—	—	—	1	1
Unrealized loss on derivatives, net of tax	—	—	—	—	(3)	(3)
Currency translation adjustment	—	—	—	—	(6)	(6)
March 31, 2019	117	$1	$1,466	$(891)	$(109)	$467
Net loss	—	—	—	(1)	—	(1)
Employee stock compensation, employee stock purchase programs and option exercises, net of tax	—	—	25	—	—	25
Repurchases of common stock, retired	(3)	—	—	(117)	—	(117)
Pension and postemployment benefit plans, net of tax	—	—	—	—	1	1
Unrealized loss on derivatives, net of tax	—	—	—	—	(7)	(7)
Currency translation adjustment	—	—	—	—	(1)	(1)
June 30, 2019	114	$1	$1,491	$(1,009)	$(116)	$367

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
Reference rate reform. In March 2020, the FASB issued new guidance to provide relief to companies that will be impacted by the expected change in benchmark interest rates at the end of 2021, when participating banks will no longer be required to submit London Interbank Offered Rate ("LIBOR") quotes by the UK Financial Conduct Authority. The new guidance allows companies to, provided the only change to existing contracts are a change to an approved benchmark interest rate, account for modifications as a continuance of the existing contract without additional analysis. For new and existing contracts, companies may elect to apply the amendments as of March 12, 2020 through December 31, 2022. The Company is currently evaluating this new guidance to determine the impact it may have on our financial statements and disclosures.
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

3. Revenue from Contracts with Customers
Disaggregation of Revenue from Contracts with Customers
The following table presents a disaggregation of revenue:

	Three Months Ended June 30,		Six months ended June 30,
in millions	2020	2019	2020	2019
Americas
Recurring	$221	$217	$435	$430
Perpetual software licenses and hardware	10	12	14	31
Consulting services	28	40	54	77
Total Americas	259	269	503	538
EMEA
Recurring	87	75	171	148
Perpetual software licenses and hardware	4	10	13	17
Consulting services	27	37	52	70
Total EMEA	118	122	236	235
APJ
Recurring	50	46	97	91
Perpetual software licenses and hardware	3	7	4	12
Consulting services	27	34	51	70
Total APJ	80	87	152	173
Total Revenue	$457	$478	$891	$946
Rental revenue, which is included in recurring revenue in the above table, was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
in millions	2020	2019	2020	2019
Rental revenue*	$25	$16	$44	$30
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

	As of
in millions	June 30, 2020	December 31, 2019
Accounts receivable, net	$339	$398
Contract assets	$12	$8
Current deferred revenue	$518	$472
Long-term deferred revenue	$41	$61
Revenue recognized during the six months ended June 30, 2020 from amounts included in deferred revenue at the beginning of the period was $306 million.
Transaction Price Allocated to Unsatisfied Obligations
The following table includes estimated revenue expected to be recognized in the future related to the Company's unsatisfied (or partially satisfied) obligations at June 30, 2020:

in millions	Total at June 30, 2020	Year 1	Year 2 and Thereafter
Remaining unsatisfied obligations	$2,595	$1,382	$1,213
The amounts above represent the price of firm orders for which work has not been performed or goods have not been delivered and exclude unexercised contract options outside the stated contractual term that do not represent material rights to the customer. Although the Company believes that the contract value in the above table is firm, approximately $1,783 million of the amount is under contracts that are subject to customer-only general cancellation for convenience terms that the Company is contractually obligated to perform unless the customer notifies us of cancellation. The Company expects to recognize revenue of approximately $374 million in the next year from contracts that are non-cancelable. Customers typically do not cancel before the end of the contractual term and historically the Company has seen little churn in its customer base. The Company believes the inclusion of this information is important to understanding the obligations that the Company is contractually required to perform and provides useful information regarding the remaining obligations related to these executed contracts.
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

in millions	December 31, 2019	Capitalized	Amortization	June 30, 2020
Capitalized contract costs	$91	$14	$(17)	$88

in millions	December 31, 2018	Capitalized	Amortization	June 30, 2019
Capitalized contract costs	$54	$17	$(8)	$63

5. Supplemental Financial Information

	As of
In millions	June 30, 2020	December 31, 2019
Inventories
Finished goods	$14	$19
Service parts	12	12
Total inventories	$26	$31

Deferred revenue
Deferred revenue, current	$518	$472
Long-term deferred revenue	41	61
Total deferred revenue	$559	$533
6. Income Taxes
Income tax provisions for interim periods are based on estimated annual income tax rates, adjusted to reflect the effects of any significant infrequent or unusual items which are required to be discretely recognized within the current interim period. As a result of the Tax Cuts and Jobs Act of 2017 (the "2017 Tax Act"), the Company changed its indefinite reversal assertion related to its undistributed earnings of its foreign subsidiaries and no longer considers a majority of its foreign earnings permanently reinvested outside of the United States ("U.S."). As a result, the effective tax rates in the periods presented are largely based upon the forecasted pre-tax earnings mix and allocation of certain expenses in various taxing jurisdictions where the Company conducts its business.

The effective tax rate is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
In millions	2020	2019	2020	2019
Effective tax rate	(1,333.3)%	120.0%	835.3%	(120.0)%

For the three months ended June 30, 2020, the Company recorded $39 million of discrete tax expense, a majority of which related to the adjustment of the marginal tax rate from the first quarter based on revised full-year forecasted earnings. As a result, the Company recorded income tax expense of $40 million on a pre-tax net loss of $3 million for the three months ended June 30, 2020, resulting in an effective income tax rate of (1,333.3)%.
For the six months ended June 30, 2020, the Company recorded $113 million of discrete tax benefit. The discrete tax expense of $39 million recorded in the second quarter described above was offset by $152 million of discrete tax benefit recorded in the first quarter, a majority of which related to an intra-entity asset transfer of certain of the Company's intellectual property ("IP") to one of its Irish subsidiaries, which occurred on January 1, 2020. As a result, the Company recorded income tax benefit of $142 million on a pre-tax net loss of $17 million for the six months ended June 30, 2020, resulting in an effective income tax rate of 835.3%.
For the three months ended June 30, 2019, the Company recorded $5 million of discrete tax expense, of which $4 million related to an uncertain tax position resulting from the reversal of the United States Tax Court’s decision in the Altera Corp v. Commissioner case (the "Altera Case") by the Ninth Circuit Court of Appeals in June 2019. The Altera Case focused on whether current U.S. Treasury Regulations requiring the inclusion of stock-based compensation expense in a taxpayer's cost-sharing calculations are valid. As a result, the Company recorded income tax expense of $6 million on a pre-tax net income of $5 million for the three months ended June 30, 2019, resulting in an effective income tax rate of 120.0%.
For the six months ended June 30, 2019, the Company recorded $7 million of discrete tax expense, a majority of which related to the uncertain tax position resulting from the reversal of the Tax Court’s decision in the Altera Case.

As a result, the Company recorded income tax expense of $6 million on a pre-tax net loss of $5 million for the six months ended June 30, 2019, resulting in an effective income tax rate of (120.0)%.
The Company estimates its annual effective tax rate for 2020 to be approximately 1,000%, which takes into consideration, among other things, the forecasted earnings mix by jurisdiction, and the impact of discrete tax items to be recognized in 2020, which includes the $157 million of discrete tax benefit recognized in the first quarter of 2020 related to the intra-entity IP transfer described above. The 2017 Tax Act subjects U.S. shareholders to a tax on global intangible low-taxed income ("GILTI") earned by certain foreign subsidiaries. The Company has elected to provide for the tax expense related to GILTI in the year in which the tax is incurred. The Company does not expect a material amount of tax expense related to GILTI based on our forecasted marginal effective tax rate for 2020.
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
Gains and losses from foreign exchange forward contracts are fully recognized each period and reported along with the offsetting gain or loss of the related hedged item, either in cost of revenues, operating expenses or in other income (expense), depending on the nature of the related hedged item.
In June 2018, Teradata executed a five-year interest rate swap with a $500 million initial notional amount to hedge the floating interest rate of its term loan, as more fully described in Note 10. The Company uses interest rate swaps to manage interest rate risks on future interest payments caused by interest rate changes on its variable rate term loan. The notional amount of the hedge will step-down according to the amortization schedule of the term loan. The notional amount of the hedge was $469 million as of June 30, 2020.
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
The following table identifies the contract notional amount of the Company’s derivative financial instruments:

	As of
In millions	June 30, 2020	December 31, 2019
Contract notional amount of foreign exchange forward contracts	$147	$150
Net contract notional amount of foreign exchange forward contracts	$61	$41
Contract notional amount of interest rate swap	$469	$482
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
8. Commitments and Contingencies
From time to time in the ordinary course of business, the Company is subject to legal proceedings, governmental investigations, claims and other matters, including those that relate to the environment, health and safety, employee benefits, export compliance, IP, tax matters and other regulatory compliance and general matters. We are not currently a party to any legal proceeding, nor are we aware of any threatened legal proceeding against us, that we believe would materially adversely affect our business, operating results, financial condition or cash flows.
Guarantees and Product Warranties. Guarantees associated with the Company’s business activities are reviewed for appropriateness and impact to the Company’s financial statements. Periodically, the Company’s customers enter into various leasing arrangements with a third-party leasing company as part of a revenue transaction, whereby the leasing company purchases equipment from Teradata and leases it to the customer. In some instances, the Company guarantees the leasing company a minimum value at the end of the lease term on the leased equipment. As of June 30, 2020, the maximum future payment obligation of this guaranteed value and the associated liability balance was $1 million.
For customers that purchase hardware, the Company provides a standard manufacturer’s warranty and records, at the time of the sale, a corresponding estimated liability for potential warranty costs. The estimated liabilities for warranty costs are not material, given that most customers do not purchase hardware under the perpetual model. The Company also offers extended and/or enhanced coverage to its customers in the form of maintenance contracts. Teradata accounts for these contracts by deferring the related maintenance revenue over the extended and/or enhanced coverage period. Costs associated with maintenance support are expensed as incurred.
In addition, the Company provides its customers with certain indemnification rights. In general, the Company agrees to indemnify the customer if a third party asserts a patent or other IP infringement claim against the customer for its use of the Company’s offerings. The Company has indemnification obligations under its charter and bylaws to its officers and directors, and has entered into indemnification agreements with the officers and directors of its subsidiaries. From time to time, the Company also enters into agreements in connection with its acquisition and divestiture activities that include indemnification obligations by the Company. The fair value of these indemnification obligations is typically not readily determinable due to the conditional nature of the Company’s potential obligations and the specific facts and circumstances involved with each particular agreement. As such, the Company has generally not recorded a liability in connection with these indemnification arrangements. Historically, payments made by the Company under these types of agreements have not had a material effect on the Company’s consolidated financial condition, results of operations or cash flows
Concentrations of Risk. The Company is potentially subject to concentrations of credit risk on accounts receivable and financial instruments such as hedging instruments, and cash and cash equivalents. Credit risk includes the risk of nonperformance by counterparties. The maximum potential loss may exceed the amount recognized on the balance sheet. Exposure to credit risk is managed through credit approvals, credit limits, selecting major international financial institutions (as counterparties to hedging transactions) and monitoring procedures. Teradata’s business often involves large transactions with customers, and if one or more of those customers were to default in its obligations under applicable contractual arrangements, the Company could be exposed to potentially significant losses. However, management believes that the reserves for potential losses were adequate at June 30, 2020 and December 31, 2019.
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
When deemed appropriate, the Company minimizes its exposure to changes in foreign currency exchange rates through the use of derivative financial instruments, specifically, foreign exchange forward contracts. Additionally, in June 2018, Teradata executed a five-year interest rate swap with a $500 million initial notional amount in order to hedge the floating interest rate on its term loan. The fair value of these contracts and swaps are measured at the end of each interim reporting period using observable inputs other than quoted prices, specifically market spot and forward exchange rates. As such, these derivative instruments are classified within Level 2 of the valuation hierarchy. Fair value of unrealized gains for open contracts are recorded in other assets and the fair value of unrealized losses are recorded in other liabilities in the Company's balance sheet. The fair value of foreign exchange forward contracts recorded in other assets and liabilities at June 30, 2020 and December 31, 2019 was not material. Realized gains and losses from the Company’s fair value hedges net of corresponding gains or losses on the underlying exposures were immaterial for the three months ended June 30, 2020 and 2019.
The Company’s other assets and liabilities measured at fair value on a recurring basis and subject to fair value disclosure requirements at June 30, 2020 and December 31, 2019 were as follows:

		Fair Value Measurements at Reporting Date Using
In millions	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Money market funds at June 30, 2020	$134	$134	$—	$—
Money market funds at December 31, 2019	$141	$141	$—	$—
Liabilities
Interest rate swap at June 30, 2020	$32	$—	$32	$—
Interest rate swap at December 31, 2019	$19	$—	$19	$—
10. Debt
In June 2018, Teradata replaced an existing 5 years, $400 million revolving credit facility with a new $400 million revolving credit facility (the "Credit Facility"). The Credit Facility expires in June 2023, at which point any remaining outstanding borrowings would be due for repayment unless extended by agreement of the parties for up to two additional one-year periods. In addition, under the terms of the Credit Facility, Teradata from time to time and subject to certain conditions may increase the lending commitments under the Credit Facility in an aggregate principal amount up to an additional $200 million, to the extent that existing or new lenders agree to provide such additional commitments. The outstanding principal amount of the Credit Facility bears interest at a floating rate based upon, at Teradata’s option, a negotiated base rate or a Eurodollar rate plus, in each case, a margin based on Teradata’s leverage ratio. In the near term, Teradata would anticipate choosing a floating rate based on LIBOR. The Credit Facility is unsecured but is guaranteed by certain of Teradata’s material domestic subsidiaries and contains certain representations and warranties, conditions, affirmative, negative and financial covenants, and events of default customary for such facilities. As of June 30, 2020, the Company had no borrowings outstanding under the Credit Facility, leaving $400 million in additional borrowing capacity available under the Credit Facility. The Company was in compliance with all covenants under the Credit Facility as of June 30, 2020.
Also, in June 2018, Teradata closed on a new senior unsecured $500 million five-year term loan, the proceeds of which plus additional cash-on-hand were used to pay off the remaining $525 million of principal on its previous term loan. The term loan is payable in quarterly installments, which commenced on June 30, 2019, with 1.25% of the initial principal amount due on each of the first eight payment dates; 2.50% of the initial principal amount due on each of the next four payment dates; 5.0% of the initial principal amount due on each of the next three payment dates; and all remaining principal due in June 2023. The outstanding principal amount of the term loan bears interest at a floating rate based upon a negotiated base rate or a Eurodollar rate, plus in each case, a margin based on the leverage ratio of the Company. As of June 30, 2020, the term loan principal outstanding was $469 million. As disclosed in Note 7, Teradata entered into an interest rate swap to hedge the floating interest rate of the term loan. As a result of the swap, Teradata’s fixed rate on the term loan equals 2.86% plus the applicable leverage-based margin as defined in the term loan agreement. As of June 30, 2020, the all-in fixed rate is 4.36%. The Company was in compliance with all covenants under the term loan as of June 30, 2020.
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

	Three Months Ended June 30,		Six Months Ended June 30,
In millions, except per share amounts	2020	2019	2020	2019
Net (loss) income attributable to common stockholders	$(43)	$(1)	$125	$(11)
Weighted average outstanding shares of common stock	108.5	115.5	109.4	116.3
Dilutive effect of employee stock options, restricted stock and other stock awards	—	—	1.2	—
Common stock and common stock equivalents	108.5	115.5	110.6	116.3
Net income (loss) per share:
Basic	$(0.40)	$(0.01)	$1.14	$(0.09)
Diluted	$(0.40)	$(0.01)	$1.13	$(0.09)
For the three months ended June 30, 2020, and 2019 and six months ended June 30, 2019, due to the net loss attributable to Teradata common stockholders, potential common shares that would cause dilution, such as employee stock options, restricted shares and other stock awards, have been excluded from the diluted share count because their effect would have been anti-dilutive. The fully diluted shares would have been 109.7 million and 116.7 million for the three months ended June 30, 2020 and 2019, respectively, and 117.7 million for the six months ended June 30, 2019.

Options to purchase 2.1 million and 2.2 million shares of common stock for the three and six months ended June 30, 2020 and 1.6 million and 1.8 million shares of common stock for the three and six months ended June 30, 2019 were not included in the computation of diluted earnings per share because the exercise prices of these options were greater than the average market price of the common shares for the period, and therefore would have been anti-dilutive.
12. Segment and Other Supplemental Information
Teradata manages its business under three geographic regions, which are also the Company’s operating segments: (1) Americas region (North America and Latin America); (2) EMEA region (Europe, Middle East and Africa) and (3) APJ region (Asia Pacific and Japan). For purposes of discussing results by segment, management excludes the impact of certain items, consistent with the manner by which management evaluates the performance of each segment. This format is useful to investors because it allows analysis and comparability of operating trends. It also includes the same information that is used by Teradata management to make decisions regarding the segments and to assess financial performance. The chief operating decision maker, who is our President and Chief Executive Officer, evaluates the performance of the segments based on revenue and multiple profit measures, including segment gross profit. For management reporting purposes assets are not allocated to the segments.
The following table presents segment revenue and segment gross profit for the Company:

	Three Months Ended June 30,		Six Months Ended June 30,
In millions	2020	2019	2020	2019
Segment revenue
Americas	$259	$269	$503	$538
EMEA	118	122	236	235
APJ	80	87	152	173
Total revenue	457	478	891	946
Segment gross profit
Americas	161	158	305	315
EMEA	67	57	128	107
APJ	41	37	71	71
Total segment gross profit	269	252	504	493
Stock-based compensation costs	4	4	8	7
Acquisition, integration, reorganization and transformation-related costs	4	2	4	5
Amortization of capitalized software costs	5	10	11	21
Total gross profit	256	236	481	460
Selling, general and administrative expenses	165	145	323	296
Research and development expenses	83	81	156	159
Income from operations	$8	$10	$2	$5

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations ("MD&A").
You should read the following discussion in conjunction with the Condensed Consolidated Financial Statements and the notes to those statements included elsewhere in this Quarterly Report on Form 10-Q. This Quarterly Report on Form 10-Q contains certain statements that are forward-looking within the meaning of the Private Securities Litigation Reform Act of 1995. Certain statements contained in the MD&A are forward-looking statements that involve risks and uncertainties. The forward-looking statements are not historical facts, but rather are based on current expectations, estimates, assumptions and projections about our industry, business and future financial results. Our actual results could differ materially from the results contemplated by these forward-looking statements due to a number of factors, including those discussed in other sections of this Quarterly Report on Form 10-Q and in our Annual Report on Form 10-K for the fiscal year ended December 31, 2019 (the "2019 Annual Report"). The Company does not undertake any obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law.
Overview
Teradata Corporation ("we," "us," "Teradata," or the "Company") is a leading hybrid cloud data and analytics software platform provider focused on helping companies leverage all of their data across an enterprise to uncover real-time intelligence, at scale. In doing so, we enable them to find answers to their toughest challenges. Our solutions enable customers to integrate and simplify their analytics ecosystem, access and manage data, and use analytics to extract answers and derive business value from data. Our solutions are composed of software, hardware, and related business consulting and support services to deliver analytics across a company’s entire analytic ecosystem.
Teradata’s strategy is based on our mission of transforming how businesses work and people live through the power of data. Our target market is made up of companies that we believe are the world's most demanding, large-scale users of data. These companies face significant challenges including siloed data and conflicting and duplicative solutions that typically result in considerable expense to maintain and difficulty to manage the complexity. Our strategy is to provide a differentiated set of offerings to our target market through an extensible data and analytic platform. Teradata Vantage™ is an extremely scalable, secure, highly concurrent and resilient analytics platform that solves the most complex data challenges at scale faced by our targeted customer set. By offering customers full integration of their datasets, tools, analytics languages, functions, and engines in one analytical platform, Vantage reduces customers’ complexity, risk, and costs. Our Vantage platform embraces leading commercial and open source analytics technologies and is available in the cloud and on-premises.
All subscription-based Teradata software licenses enable portability of the software license between cloud and on-premises deployment options; this flexibility is designed to reduce risk associated with customers’ buying decisions. Customer buying behavior has shifted from predominantly capital-intensive purchases to subscription-based purchasing options. In the near term, the movement to subscription-based transactions is negatively impacting the timing of our reported revenue and our cash flows because revenue and cash related to subscription-based transactions are recognized and received over time versus upfront as was the case with the capital purchase model. The transition to a subscription-based model is expected to increase our recurring revenue, create more predictable operating results and improve cash flow generation over time. Near-term impacts, however, can fluctuate based on the pace of customer adoption, which can be difficult to predict. In the longer term, we expect our reported operating results and cash flow to normalize and increase as customers increasingly transition to these subscription-based offerings.
We are continuing to execute on our key priorities, including development and expansion of our cloud-based offerings, enhancements to our market-leading Vantage platform, consulting, partner solutions and operational excellence.
To allow for greater transparency regarding the progress we are making toward achieving our strategic objectives, we utilize the following financial and performance metrics:

•Annual Recurring Revenue ("ARR") - annual contract value for all active and contractually binding term-based contracts at the end of a period. ARR includes maintenance, software upgrade rights, subscription-based transactions and managed services.
•Backlog - the price of firm orders for which work has not been performed or goods have not been delivered and the Company is contractually required to perform.
COVID-19
During the six months ended June 30, 2020, the effects of the coronavirus disease 2019 ("COVID-19") pandemic and the related actions by governments around the world to attempt to contain the spread of the virus have impacted our business globally, and we expect our business will continue to be impacted for the foreseeable future. In particular, the outbreak and related preventive measures taken to contain COVID-19 beginning late in the first quarter of 2020 negatively impacted our ability to close transactions with customers and timely collect receivables in certain instances. We experienced a more favorable trend in the second quarter with meaningful ARR growth, strong cash flows and recurring revenue growth generated in the quarter, although we continued to see COVID-19 negatively impact our consulting business as described below.
We also took the necessary actions to manage expenses and costs appropriately in light of the uncertainty COVID-19 created, which helped improve second quarter operating performance. We are keeping a watchful eye on COVID-19 impacts and have undertaken additional second half expense management and cost initiatives to further drive our operating performance and provide agility in the event of an unforeseen reduction in demand should it occur. During the first six months of 2020, we also experienced increased volatility in foreign currency exchange rates, in part related to the uncertainty from COVID-19, as well as actions taken by governments and central banks in response to COVID-19. Certain foreign currency rates have depreciated significantly against the U.S. dollar during the period. We expect continued volatility in foreign currency exchange rates during the remainder of 2020, though we cannot reasonably estimate the duration or extent of that volatility.
As of the date of this filing, our supply chain has been relatively stable with respect to manufacturing and distribution capabilities; however, our supply chain is susceptible to volatility due to ongoing uncertainty as a result of ongoing international and domestic pandemic response and recovery efforts. Operationally, we have been able to run our business without significant interruptions, with the vast majority of employees having shifted quickly as of mid-March 2020 to a work-from-home model, which remains in effect. However, our consulting business has been negatively impacted during the transition to work from home and shelter-in-place orders, and customers’ efforts to reduce discretionary spending in light of COVID-19 uncertainties and impacts, with consulting projects being delayed or suspended by our customers. The Company also developed and continues to refine numerous engagement and communication programs to support employees both from a health and well-being perspective as well as to enhance their productivity during the pandemic.
In general, our priorities in formulating and implementing our response to the COVID-19 pandemic and business disruption include the following:
•People - protecting the health and well-being of our employees,
•Customers - proactively connecting with our customers to support their needs and meet our service level commitments,
•Supply Chain - proactively working to monitor existing inventory, supplier availability and securing inventory for future quarters,
•Financial - responsibly managing expenses and costs to provide financial agility during the extended period of global economic uncertainty,
•Global Community - making our technology available to customers, partners and communities, particularly in healthcare and government, where collectively we can positively impact efforts in combating COVID-19, and
•Future of Work - planning to best position the Company to emerge as strong as possible when this crisis ends.

As of the date of this Quarterly Report on Form 10-Q, we are continuing to execute our pandemic response plan and the Teradata Pandemic Response Team is refining and executing return-to-office plans with "safety first" considerations. Customer-facing teams are also proactively working to identify ways to assist customers, meet service level commitments, and engage with customers via virtual events.
Despite these efforts, there remains a fair degree of uncertainty regarding the potential impact of the pandemic on our business, from both a financial and operational perspective, and the scope and costs associated with additional measures that may be necessary in response to the pandemic going forward. We will continue our diligent efforts to monitor and respond as appropriate to the impacts of the pandemic on our business, including the status of our workforce, supply chain, customers, suppliers, and vendors, based on the priorities described above. Our actions will continue to be informed by the requirements and recommendations of the federal, state or local authorities. We will remain agile and have contingency plans in place to appropriately respond to conditions as they unfold. For more information, see "Risk Factors" under Part II, Item 1A of this Quarterly Report on Form 10-Q.

Second Quarter Financial Overview

As more fully discussed in later sections of this MD&A, the following were significant financial items for the second quarter of 2020:
•Total revenue was $457 million for the second quarter of 2020, a 4% decrease compared to the second quarter of 2019, with an underlying 6% increase in recurring revenue. The Company's business has shifted to subscription-based transactions driving increased recurring revenue, which was offset by a 41% decrease in perpetual software licenses and hardware revenue as transactions move to subscription and a 26% decrease in consulting services revenue in alignment with our strategy as well as the impact of COVID-19 as discussed above. Foreign currency fluctuations had a 1% negative impact on total revenue for the quarter compared to the prior year.
•Gross margin increased to 56.0% in the second quarter of 2020 from 49.4% in the second quarter of 2019, primarily due to a higher recurring revenue mix as compared to the prior period.
•Operating expenses for the second quarter of 2020 increased by 10% compared to the second quarter of 2019, primarily due to an increase in equity compensation expense.
•Operating income was $8 million in the second quarter of 2020, compared to $10 million in the second quarter 2019.
•Net loss in the second quarter of 2020 was $43 million, compared to a net loss of $1 million in the second quarter of 2019. The increase in net loss was primarily due to the higher operating expenses and discrete tax items during the quarter.

Results of Operations for the Three Months Ended June 30, 2020
Compared to the Three Months Ended June 30, 2019
Revenue

		% of		% of
In millions	2020	Revenue	2019	Revenue
Recurring	$358	78.4%	$338	70.7%
Perpetual software licenses and hardware	17	3.7%	29	6.1%
Consulting services	82	17.9%	111	23.2%
Total revenue	$457	100.0%	$478	100.0%
Total revenue decreased $21 million, or 4%, in second quarter of 2020 and included a 1% negative impact from foreign currency fluctuations. Recurring revenue grew 6%, which included a 2% negative impact from foreign currency fluctuations. This increase in recurring revenue was driven by our movement to subscription-based transactions from perpetual software licenses and hardware transactions, which is consistent with our strategy. Under subscription models, we recognize revenue over time as opposed to the upfront recognition under the perpetual model. For 2020, we expect ARR growth and recurring revenue growth. Taking into consideration the growth in recurring revenue offset by reduced perpetual software licenses and hardware revenue and reduced consulting services revenue, we expect that total revenues will decrease in 2020, although the amount of decline is difficult to predict due to the uncertain global environment caused by COVID-19.
Revenues from perpetual software licenses and hardware decreased 41%, including a 1% negative impact from foreign currency fluctuations. We expect perpetual revenues to continue to decline as customers switch to our subscription-based offerings. However, some customers continue to purchase on a perpetual basis, and COVID-19 impacts might result in some additional customers preferring this option. Perpetual revenue is primarily hardware-related, as software is generally being sold on subscription. We expect that perpetual revenue will continue to decline in 2020 and will continue to be predominantly hardware-related.
Consulting services revenue decreased 26%, including a 2% negative impact from foreign currency fluctuations, as we are realigning and focusing our consulting resources on higher-margin engagements that drive increased software consumption within our targeted customer base. Consulting revenue was also impacted by the transition to work from home and shelter-in-place orders that went in effect late in the first quarter in response to COVID-19. In the second quarter, we made progress towards our strategy of refocusing our consulting organization on Vantage-oriented offerings and de-emphasizing non-core consulting engagements. We expect consulting revenue to decline longer term as we build a deepening partner ecosystem and our product simplification efforts reduce our customers' need for consulting services while creating greater total value for our customers. We also expect consulting revenue to continue to be impacted by COVID-19, as we anticipate delays and/or cancellation of new projects.
As a portion of the Company’s operations and revenue occur outside the United States, and in currencies other than the U.S. dollar, the Company is exposed to fluctuations in foreign currency exchange rates. Based on currency rates as of July 31, 2020, Teradata is expecting less than one percentage point of negative impact from currency translation on our 2020 full-year projected revenue growth rate.
Included below are financial and performance growth metrics for 2020:
•At the end of the second quarter of 2020, ARR was $1.454 billion, an 8% increase from the second quarter of 2019, including a 1% negative impact from foreign currency translation, as compared to the second quarter of 2019.
•Total backlog was $2.595 billion at the end of the second quarter of 2020, up 3% from the prior year.

Gross Profit

		% of		% of
In millions	2020	Revenue	2019	Revenue
Recurring	$242	67.6%	$231	68.3%
Perpetual software licenses and hardware	6	35.3%	3	10.3%
Consulting services	8	9.8%	2	1.8%
Total gross profit	$256	56.0%	$236	49.4%

The decrease in recurring revenue gross profit as a percentage of revenue was driven by a higher mix of subscription-based revenue that includes hardware and lower margin cloud, as compared to the prior-year period. Subscription-based transactions carry lower margins than revenue from perpetual-related maintenance and software upgrade rights as a result of embedded hardware rentals and cloud offerings in our subscription business.
The increase in perpetual software licenses and hardware gross profit as a percentage of revenue was driven by deal mix compared to the same period a year ago.
Consulting services gross profit as a percentage of revenue increased as compared to the prior-year period, due to improved utilization as well as increased price realization and our continued strategic focus to improve consulting margins. As indicated above, the consulting business was negatively impacted due to the COVID-19 pandemic; however, performance is expected to normalize in the second half of the year. We expect consulting gross margins to be in the low double digits for the year.
Operating Expenses

		% of		% of
In millions	2020	Revenue	2019	Revenue
Selling, general and administrative expenses	$165	36.1%	$145	30.3%
Research and development expenses	83	18.3%	81	16.8%
Total operating expenses	$248	54.3%	$226	47.3%
The selling, general and administrative ("SG&A") expense increase was primarily driven by an increase in equity compensation expense, amortization of capitalized sales compensation, as well as additional investments in our go-to-market and customer success teams. The Company took several actions to manage operating expenses, including limiting travel and other discretionary spend. For the full year, we will continue to look for areas to optimize our cost structure while investing in our key strategic initiatives in cloud and transforming our go-to-market organization to support our recurring revenue model and expand our opportunities in the market. As a result of the actions we have taken in the first half, we now expect full year operating expenses to be flat year over year.
Research and development ("R&D") expenses increased due to spending focused on accelerating our cloud initiatives. For the full year, we expect R&D expense to be flat to slightly up as we reallocate spending to accelerate our cloud initiatives.
Other Expense, net

In millions	2020	2019
Interest income	$1	$6
Interest expense	(7)	(8)
Other	(5)	(3)
Other expense, net	$(11)	$(5)
Other expense, net in the second quarter of 2020 and 2019 is comprised primarily of interest expense on long-term debt and finance leases, partially offset by interest income earned on our cash and cash equivalents. Other expense, net increased compared to the prior year primarily due to lower interest income on lower cash and cash equivalents.

Provision for Income Taxes
Income tax provisions for interim periods are based on estimated annual income tax rates, adjusted to reflect the effects of any significant infrequent or unusual items which are required to be discretely recognized within the current interim period.
As a result of the 2017 Tax Act, the Company changed its indefinite reversal assertion related to its foreign subsidiary undistributed earnings and no longer considers a majority of its foreign earnings permanently reinvested outside of the U.S. The effective tax rates in the periods presented are largely based upon the forecasted pre-tax earnings mix between the U.S. and other foreign taxing jurisdictions where the Company conducts its business. The Company estimates its full-year effective tax rate for 2020 to be approximately 1,000.0%, which takes into consideration, among other things, the forecasted earnings mix by jurisdiction and the estimated discrete items to be recognized in 2020, which includes a $157 million one-time discrete tax benefit recognized in the first quarter of 2020 related to an intra-entity asset transfer of certain of the Company’s intellectual property (“IP”) to one of its Irish subsidiaries, which occurred on January 1, 2020. The forecasted tax rate is based on the overseas profits being taxed at an overall effective tax rate of approximately 47%, as compared to the U.S. federal statutory tax rate of 21%.
On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act ("CARES Act") was enacted in response to the COVID-19 pandemic. The CARES Act, among other things, permits net operating loss ("NOL") carryovers and carry backs to offset 100% of taxable income for taxable years beginning before 2021. In addition, the CARES Act allows NOL's incurred in 2018, 2019, and 2020 to be carried back to each of the five preceding taxable years to generate a refund of previously paid income taxes. It also allows deferral of certain payroll tax payments to 2021 and 2022. We are currently evaluating the impact of the CARES Act, but at present do not expect that the NOL carry back provision of the CARES Act would result in a cash benefit to us. Deferred payroll taxes as of June 30, 2020 were approximately $6 million.

The effective tax rate for the three months ended June 30, 2020 and 2019 were as follows:

	2020	2019
Effective tax rate	(1,333.3)%	120.0%

For the three months ended June 30, 2020, the Company recorded $39 million of discrete tax expense, a majority of which related to the true-up of the marginal tax rate from the first quarter based on revised full-year forecasted earnings. As a result, the Company recorded income tax expense of $40 million on a pre-tax net loss of $3 million for the three months ended June 30, 2020, resulting in an effective income tax rate of (1,333.3)%.
For the three months ended June 30, 2019, the Company recorded $5 million of discrete tax expense, of which $4 million related to an uncertain tax position resulting from the reversal of the United States Tax Court’s decision in the Altera Corp. v. Commissioner case (the "Altera Case") by the Ninth Circuit Court of Appeals in June 2019. The Altera Case focused on whether current U.S. Treasury Regulations requiring the inclusion of stock-based compensation expense in a taxpayer's cost-sharing calculations are valid. As a result, the Company recorded income tax expense of $6 million on a pre-tax income of $5 million for the three months ended June 30, 2019, resulting in an effective income tax rate of 120.0%.
Revenue and Gross Profit by Operating Segment
Teradata manages its business under three geographic regions, which are also the Company’s operating segments: (1) Americas region (North America and Latin America); (2) EMEA region (Europe, Middle East, and Africa) and (3) APJ region (Asia Pacific and Japan). For purposes of discussing results by segment, management excludes the impact of certain items, consistent with the manner by which management evaluates the performance of each segment. This format is useful to investors because it allows analysis and comparability of operating trends. It also includes the same information that is used by Teradata management to make decisions regarding the segments and to assess financial performance. The chief operating decision maker, who is our President and Chief Executive Officer, evaluates the performance of the segments based on revenue and multiple profit measures, including segment gross profit. For management reporting purposes, assets are not allocated to the segments. Our segment results are reconciled to total company results reported under GAAP in Note 12 of Notes to Condensed Consolidated Financial Statements (Unaudited).
The following table presents segment revenue and segment gross profit for the Company for the three months ended June 30:

		% of		% of
In millions	2020	Revenue	2019	Revenue
Segment revenue
Americas	$259	56.7%	$269	56.3%
EMEA	118	25.8%	122	25.5%
APJ	80	17.5%	87	18.2%
Total segment revenue	$457	100%	$478	100%
Segment gross profit
Americas	$161	62.2%	$158	58.7%
EMEA	67	56.8%	57	46.7%
APJ	41	51.3%	37	42.5%
Total segment gross profit	$269	58.9%	$252	52.7%
Americas
Americas revenue decreased 4%, which included a decrease in perpetual software licenses and hardware revenue of 17% and a 30% decrease in consulting revenue. Segment gross profit as a percentage of revenues was higher primarily due to an overall higher mix of recurring revenue.
EMEA
EMEA revenue decreased 3%, which included a 2% unfavorable impact from foreign currency fluctuations. An increase of 16% in recurring revenue was offset by a decrease of 60% in perpetual software licenses and hardware revenue and a decrease in consulting revenue of 27%. Segment gross profit as a percentage of revenues was higher primarily due to a higher mix of recurring revenue.
APJ
APJ revenue decreased 8%, which included a 1% unfavorable impact from foreign currency fluctuations. An increase in recurring revenue of 9% was offset by a decrease of 57% in perpetual software licenses and hardware revenue and a decrease in consulting revenue of 21%. Segment gross profit as a percentage of revenues was higher primarily due to a higher mix of recurring revenue.
Results of Operations for the Six Months Ended June 30, 2020
Compared to the Six Months Ended June 30, 2019
Revenue

		% of		% of
In millions	2020	Revenue	2019	Revenue
Recurring	$703	78%	$669	71%
Perpetual software licenses and hardware	31	4%	60	6%
Consulting services	157	18%	217	23%
Total revenue	$891	100%	$946	100%
Total revenue decreased $55 million, or 6%, for the six months ended June 30, 2020 compared to the prior period and included a 2% negative impact from foreign currency fluctuations. Recurring revenue increased 5%, which included a 2% negative impact from foreign currency fluctuations. This increase in recurring revenue was driven by our movement to subscription-based transactions from perpetual software licenses and hardware transactions, which is consistent with our strategy.

Revenues from perpetual software licenses and hardware decreased 48% as customers continue to switch to subscription-based offerings.
Consulting services revenue decreased 28%, including a 2% negative impact from foreign currency fluctuations, as we are realigning and focusing our consulting resources on higher-margin engagements that drive increased software consumption within our targeted customer base. Consulting revenue was also impacted by the transition to work from home and shelter-in-place orders that went in effect late in the first quarter in response to COVID-19.
Gross Profit

		% of		% of
In millions	2020	Revenue	2019	Revenue
Recurring	$467	66.4%	$456	68.2%
Perpetual software licenses and hardware	11	35.5%	9	15.0%
Consulting services	3	1.9%	(5)	(2.3)%
Total gross profit	$481	54.0%	$460	48.6%
The decrease in recurring revenue gross profit as a percentage of revenue was driven by a higher mix of subscription-based revenue as compared to the prior-year period. Subscription-based transactions are typically lower margin as compared to the recurring revenue from legacy software maintenance and software upgrade rights, due to the higher mix of rental hardware included in subscription-based transactions.
The increase in perpetual software licenses and hardware gross profit as a percentage of revenue was driven by deal mix compared to the same period a year ago.
Consulting services gross profit as a percentage of revenue increased as compared to the prior-year period due to improved utilization as well as increased price realization and our continued strategic focus to improve consulting margins. The Company continues to refocus our consulting organization on Vantage-oriented offerings and reduce our footprint in non-core consulting engagements.
Operating Expenses

		% of		% of
In millions	2020	Revenue	2019	Revenue
Operating expenses
Selling, general and administrative expenses	$323	36.3%	$296	30.3%
Research and development expenses	156	17.5%	159	16.8%
Total operating expenses	$479	53.8%	$455	47.3%
The SG&A expense increase was primarily driven by an increase in equity compensation expense, amortization of capitalized sales compensation, as well as additional investments in our go-to-market and customer success teams.
R&D expenses decreased due to a re-prioritization of our R&D organization on strategic initiatives and reduced spending on de-prioritized initiatives.
Other Expense, net

In millions	2020	2019
Interest income	$3	$12
Interest expense	(14)	(17)
Other	(8)	(5)
Other expense, net	$(19)	$(10)
Other expense, net in the first six months of 2020 and 2019 is comprised primarily of interest expense on long-term debt and finance leases, partially offset by interest income earned on our cash and cash equivalents. Other expense, net increased compared to the prior year primarily due to lower interest income on lower cash and cash equivalents.

Provision for Income Taxes
The effective tax rate for the six months ended June 30, 2020 and 2019 were as follows:

	2020	2019
Effective tax rate	835.3%	(120.0)%

For the six months ended June 30, 2020, the Company recorded $113 million of discrete tax benefit. The discrete tax expense of $39 million recorded in the second quarter described above was offset by $152 million of discrete tax benefit recorded in the first quarter, a majority of which related to the intra-entity IP transfer described above. As a result, the Company recorded income tax benefit of $142 million on a pre-tax loss of $17 million for the six months ended June 30, 2020, resulting in an effective income tax rate of 835.3%.
For the six months ended June 30, 2019, the Company recorded $7 million of discrete tax expense, a majority of which related to the uncertain tax position resulting from the reversal of the Tax Court’s decision in the Altera Case. As a result, the Company recorded income tax expense of $6 million on a pre-tax net loss of $5 million for the six months ended June 30, 2019, resulting in an effective income tax rate of (120.0)%.
Revenue and Gross Profit by Operating Segment
The following table presents segment revenue and segment gross profit for the Company for the six months ended June 30:

		% of		% of
In millions	2020	Revenue	2019	Revenue
Segment revenue
Americas	$503	56.5%	$538	56.9%
EMEA	236	26.5%	235	24.8%
APJ	152	17.1%	173	18.3%
Total segment revenue	$891	100%	$946	100%
Segment gross profit
Americas	$305	60.6%	$315	58.6%
EMEA	128	54.2%	107	45.5%
APJ	71	46.7%	71	41.0%
Total segment gross profit	$504	56.6%	$493	52.1%
Americas
Americas revenue decreased 7%, which included a 2% unfavorable impact from foreign currency fluctuations. An increase of 1% in recurring revenue was offset by a decrease in perpetual software licenses and hardware revenue of 55% and a 30% decrease in consulting revenue. Segment gross profit as a percentage of revenues was higher primarily due to an overall higher mix of recurring revenue.
EMEA
EMEA revenue was flat and included a 3% unfavorable impact from foreign currency fluctuations. An increase of 16% in recurring revenue was offset by a decrease of 24% in perpetual software licenses and hardware revenue as well as a decrease in consulting revenue of 26%. Segment gross profit as a percentage of revenues was higher primarily due to a higher mix of recurring revenue.
APJ
APJ revenue decreased 12%, which included a 2% unfavorable impact from foreign currency fluctuations. An increase in recurring revenue of 7% was offset by a decrease of 67% in perpetual software licenses and hardware revenue and a decrease in consulting revenue of 27%. Segment gross profit as a percentage of revenues was higher primarily due to a higher mix of recurring revenue.

Financial Condition, Liquidity and Capital Resources
Cash provided by operating activities increased by $36 million in the six months ended June 30, 2020 compared to the six months ended June 30, 2019. Teradata used approximately $21 million of cash in the first six months of 2020 for reorganizing and restructuring its operations and go-to-market functions to align to its strategy, as compared to $46 million in the first six months of 2019. The increase in cash provided by operating activities was primarily due to improved management of working capital. Although the COVID-19 pandemic did not have a significant adverse impact on our financial results for the second quarter of 2020, we have reviewed our capital projects to ensure that we are only spending on projects that are deemed to be essential in the current environment. We have taken steps to manage spending on travel, third-party services and other operating expenses, and we continue to focus on cash flow generation. Terms of payments have been extended for certain customers in impacted industries; however, the majority of these extensions do not go beyond the end of the fiscal year. We do not expect the pandemic to have a significant adverse effect on our liquidity, as we believe that operating cash flows and available liquidity are sufficient to support operational needs for at least the next 12 months.
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
The table below shows net cash provided by operating activities and capital expenditures, along with free cash flow, for the following periods:

	Six Months Ended June 30, 2020
In millions	2020	2019
Net cash provided by operating activities	$140	$104
Less:
Expenditures for property and equipment	(23)	(27)
Additions to capitalized software	(4)	(2)
Free cash flow	$113	$75
Financing activities and certain other investing activities are not included in our calculation of free cash flow. There were no other investing activities for the six months ended June 30, 2020 and 2019.

Teradata’s financing activities for the six months ended June 30, 2020 and 2019 primarily consisted of cash outflows for share repurchases and payments on the Company's finance leases, and long-term debt. At June 30, 2020, the Company had no outstanding borrowings on its $400 million revolving credit facility entered into in June 2018 (the "Credit Facility"). The Company purchased approximately 3.7 million shares of its common stock at an average price per share of $20.52 in the six months ended June 30, 2020, and 4.3 million shares at an average price per share of $40.52 in the six months ended June 30, 2019 under the two share repurchase programs that were authorized by our Board of Directors. The first program (the "dilution offset program") allows the Company to repurchase Teradata common stock to the extent of cash received from the exercise of stock options and the Teradata Employee Stock Purchase Plan ("ESPP") to offset dilution from shares issued pursuant to these plans. On July 28, 2019, Teradata's Board of Directors authorized an additional $500 million to be utilized to repurchase Teradata common stock under the Company's second share repurchase program (the "general share repurchase program"). As of June 30, 2020, the Company had $432 million of authorization remaining under this program to repurchase outstanding shares of Teradata common stock. Share repurchases made by the Company are reported on a trade date basis. Our share repurchase activity depends on factors such as our working capital needs, our cash requirements for capital investments, our stock price, and economic and market conditions. As a precautionary measure, due to the uncertainty of the impact of COVID-19 on our business, in the second quarter of 2020, the Company suspended repurchases under its share repurchase programs and currently does not anticipate any share repurchases for the remainder of 2020.
Proceeds from the ESPP and the exercise of stock options, net of tax, were $6 million for the six months ended June 30, 2020 and $37 million for the six months ended June 30, 2019. These proceeds are included in other financing activities, net in the Condensed Consolidated Statements of Cash Flows (Unaudited).
Our total cash and cash equivalents held outside the United States in various foreign subsidiaries was $339 million as of June 30, 2020 and $344 million as of December 31, 2019. The remaining balance held in the United States was $156 million as of June 30, 2020 and $150 million as of December 31, 2019. Prior to the enactment of the 2017 Tax Act, the Company either reinvested or intended to reinvest its earnings outside of the United States. As a result of the 2017 Tax Act, the Company has changed its indefinite reinvestment assertion related to foreign earnings that have been taxed in the United States and now considers a majority of these earnings no longer indefinitely reinvested. Effective January 1, 2018, the United States moved to a territorial system of international taxation, and as such will generally not subject future foreign earnings to United States taxation upon repatriation in future years.
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
The Company’s ability to generate positive cash flows from operations is dependent on general economic conditions, competitive pressures, and other business and risk factors described in the 2019 Annual Report and elsewhere in this Quarterly Report on Form 10-Q. If the Company is unable to generate sufficient cash flows from operations, or otherwise comply with the terms of the Credit Facility or its term loan agreement, the Company may be required to seek additional financing alternatives.
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
Critical Accounting Policies and Estimates
Our financial statements are prepared in accordance with GAAP. In connection with the preparation of these financial statements, we are required to make assumptions, estimates and judgments that affect the reported amounts of assets, liabilities, revenues, expenses and the related disclosure of contingent liabilities. These assumptions, estimates and judgments are based on historical experience and assumptions that are believed to be reasonable at the time. However, because future events and their effects cannot be determined with certainty, the determination of estimates requires the exercise of judgment. Our critical accounting policies are those that require assumptions to be made about matters that are highly uncertain. Different estimates could have a material impact on our financial results. Judgments and uncertainties affecting the application of these policies and estimates may result in materially different amounts being reported under different conditions or circumstances. Our management periodically reviews these estimates and assumptions to ensure that our financial statements are presented fairly and are materially correct. We assessed certain accounting matters that generally require consideration of forecasted financial information in context with the information reasonably available to us and the unknown future impacts of COVID-19 as of June 30, 2020 and through the date of this report. The accounting matters assessed included, but were not limited to, our allowance for doubtful accounts, stock-based compensation, the carrying value of our goodwill and other long-lived assets, financial assets, valuation allowances for tax assets and revenue recognition. While there was not a material impact to our consolidated financial statements as of and for the six months ended June 30, 2020, resulting from our assessments, our future assessment of our current expectations at that time of the magnitude and duration of COVID-19, as well as other factors, could result in material impacts to our consolidated financial statements in future reporting periods.
In many cases, the accounting treatment of a particular transaction is specifically dictated by GAAP and does not require significant management judgment in its application. There are also areas in which management’s judgment in selecting among available alternatives would not produce a materially different result. The significant accounting policies and estimates that we believe are the most critical to aid in fully understanding and evaluating our reported financial results are discussed in the 2019 Annual Report. Teradata’s senior management has reviewed these critical accounting policies and related disclosures and determined that there were no significant changes in our critical accounting policies in the six months ended June 30, 2020.
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
Based on their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2020, our disclosure controls and procedures were effective to provide reasonable assurance that the information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting
There have been no changes in our internal control over financial reporting that occurred during the fiscal quarter ended June 30, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. We have not experienced any material adverse impact to our internal controls over financial reporting as a result of most of our employees working remotely due to the COVID-19 pandemic. We are continually monitoring and assessing the COVID-19 situation on our internal controls to minimize the impact on their design and operating effectiveness.
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
As more fully described elsewhere in this Quarterly Report on Form 10-Q, our business, results of operations, and financial condition have been adversely affected by the COVID-19 pandemic. The degree to which the COVID-19 pandemic in the future affects our business, financial condition, and results of operations will depend on future developments, which are highly uncertain and cannot be predicted, including, but not limited to, the duration and spread of the unprecedented pandemic, its severity, the actions to contain the virus or respond to its impact, and how quickly and to what extent normal economic and operating conditions can resume. The COVID-19 pandemic or any other adverse public health development could also inhibit our ability to execute our strategic initiatives including, without limitation, improving the experience of our customers, investing in growing identified strategic growth platforms and shifting the mix of revenue in our business to cloud as well as subscription revenue.
Furthermore, negative economic conditions related to the COVID-19 pandemic have impacted, and may continue to impact, our ability to close transactions and/or collect receivables from customers on a timely basis, or at all, and may also impact our customers' willingness to maintain or increase spending on data analytics, their ability to obtain adequate financing for the purchase of our products and services, or the amount of disposable income available to consumers, which may adversely impact the businesses of our customers in consumer-facing industries.
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

In addition, the global supply chain risks present a level of uncertainty due to the international and domestic pandemic recovery efforts. The uncertainty of an increase in the number of COVID-19 infections in areas where our suppliers source their parts could present sourcing challenges to our suppliers. Further, if countries in which we do business close their borders, it may impact the timing of closing sales transactions or the ability to service our customers in select geographies.
We have experienced, and expect to continue to experience, adverse fluctuations in foreign currency exchange rates, particularly an increase in the value of the U.S. dollar against certain key foreign currencies, which negatively affected, and we expect will continue to negatively affect, our reported results of operations and financial condition.

As a result of the COVID-19 pandemic, including related governmental guidance or directives, we have required most employees to work remotely. We may experience reductions in productivity and disruptions to our business routines while our remote work policy remains in place.

Governmental authorities in the United States and throughout the world may increase or impose new income taxes or indirect taxes, or revise interpretations of existing tax rules and regulations, as a means of financing the costs of stimulus and other measures enacted or taken, or that may be enacted or taken in the future, to protect populations and economies from the impact of the COVID-19 pandemic. Such actions could have an adverse effect on our results of operations and cash flows.
While we have implemented programs to mitigate the impact of these risks on our results of operations, there can be no assurance that these programs will be successful and there are many aspects of this pandemic, particularly its impact on our customers, that are beyond our control. The spread of COVID-19 has caused us to modify our business practices, such as employee work locations, and we may take further actions as may be required by government authorities or that we determine is in the best interests of our employees, customers, distributors, suppliers and contractors. There is no certainty that such measures will be sufficient to mitigate the risks posed by the virus, and our ability to perform critical functions could be harmed. Moreover, these measures, and similar measures at our customers, have resulted in and may result in further installation and payment delays. In addition, we have experienced, and expect to continue to experience, delays and cancellations of consulting projects due to work from home and shelter-in-place orders and also because of the discretionary nature of consulting projects which may be delayed or suspended as a result of more conservative spending patterns by our customers in light of the economic impacts of the pandemic.
Even after the COVID-19 pandemic has subsided, we may continue to experience adverse impacts to our business as a result of the economic recession that has occurred and any economic recession that may occur in the future. The COVID-19 pandemic could also exacerbate or trigger other risks discussed in our "Risk Factors" in Part I, Item IA of the 2019 Annual Report, any of which could have a material adverse effect on our business, results of operations and financial condition.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
Purchases of Company Common Stock
From time to time, the Company's Section 16 officers sell to the Company shares of the Company's common stock received upon vesting of restricted share units at the current market price to cover their withholding taxes. For the six months ended June 30, 2020, the total of these purchases was 77,145 shares at an average price of $23.57 per share.
The following table provides information relating to the Company’s share repurchase programs for the six months ended June 30, 2020:

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Dilution Offset Program (1)	Total Number of Shares Purchased as Part of Publicly Announced General Share Repurchase Program (2)	Maximum Dollar Value that May Yet Be Purchased Under the Dilution Offset Program	Maximum Dollar Value that May Yet Be Purchased Under the General Share Repurchase Program
Month
First Quarter Total	3,656,766	$20.52	208,078	3,448,688	$1,317,522	$432,248,874
April 2020	—	—	—	—	2,342,277	432,248,874
May 2020	—	—	—	—	2,342,277	432,248,874
June 2020	—	—	—	—	4,374,148	432,248,874
Second Quarter Total	—	—	—	—	$4,374,148	$432,248,874
(1) The dilution offset program allows the Company to repurchase Teradata common stock to the extent of cash received from the exercise of stock options and purchases under the ESPP to offset dilution from shares issued pursuant to these plans.
(2) The general share repurchase program authorized by the Board allows the Company to repurchase outstanding shares of Teradata common stock. Share repurchases made by the Company are reported on a trade date basis. On July 28, 2019, Teradata's Board of Directors authorized an additional $500 million to be utilized to repurchase Teradata common stock under this share repurchase program. As of June 30, 2020, the Company had a total of $432 million authorized for share repurchases under this share repurchase program. The general share repurchase program expires on July 27, 2022.
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

3.2	Amended and Restated By-Laws of Teradata Corporation, as amended and restated on July 26, 2016 (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K dated August 1, 2016).

4.1	Common Stock Certificate of Teradata Corporation (incorporated by reference to Exhibit 4.1 to the Quarterly Report on Form 10-Q dated November 13, 2007 (SEC file number 001-33458)).

10.1*	Offer Letter from Teradata Corporation to Stephen McMillan dated May 5, 2020.

10.2*
Form of Restricted Share Unit Agreement (New Hire Grant) Inducement Grant to new CEO (incorporated by reference to Exhibit 4.6 to the Registration Statement on Form S-8 dated June 2, 2020 (SEC file number 001-33458)).

10.3*
Form of Restricted Share Unit Agreement (Graded Vesting) Inducement Grant to new CEO (incorporated by reference to Exhibit 4.7 to the Registration Statement on Form S-8 dated June 2, 2020 (SEC file number 001-33458)).

10.4*
Form of Performance-Based Restricted Share Unit Agreement (2020-2022 Performance Period Award) Inducement Grant to new CEO (incorporated by reference to Exhibit 4.5 to the Registration Statement on Form S-8 dated June 2, 2020 (SEC file number 001-33458)).

10.5*	Executive Severance Plan Participation Agreement to new CEO, approved on May 5, 2020.

10.6	Consulting Services Agreement between Teradata Corporation and Victor L. Lund, effective June 8, 2020.

10.7*	Teradata Incentive Stock Purchase Plan (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K dated June 2, 2020 (SEC file number 001-33458)).

10.8*	Form of Teradata Incentive Stock Purchase Plan Stock Purchase Agreement (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K dated June 2, 2020 (SEC file number 001-33458)).

10.9*	Teradata New Employee Stock Inducement Plan (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K dated June 2, 2020 (SEC file number 001-33458)).

31.1	Certification pursuant to Rule 13a-14(a), dated August 10, 2020.

31.2	Certification pursuant to Rule 13a-14(a), dated August 10, 2020.

32	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated August 10, 2020.

101	Inline interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Condensed Consolidated Statements of (Loss) Income for the three and six months period ended June 30, 2020 and 2019, (ii) the Condensed Consolidated Statements of Comprehensive (Loss) Income for the three and six months period ended June 30, 2020 and 2019, (iii) the Condensed Consolidated Balance Sheets at June 30, 2020 and December 31, 2019, (iv) the Condensed Consolidated Statements of Cash Flows for the six months period ended June 30, 2020 and 2019, (v) the Condensed Consolidated Statements of Changes in Stockholders' Equity for the three and six months period ended June 30, 2020 and 2019 and (vi) the Notes to Condensed Consolidated Financial Statements.

104	Cover page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).
* Management contract or compensatory plan, contract or arrangement.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TERADATA CORPORATION

Date: August 10, 2020	By:	/s/ Mark A. Culhane
Mark A. Culhane Chief Financial Officer