Form 10-Q
period 2020-09-30
TERADATA CORP /DE/
filed 2020-11-06
CIK 816761

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2020
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐  No  ☒
At October 31, 2020, the registrant had approximately 109.3 million shares of common stock outstanding.

PART I—FINANCIAL INFORMATION

Part 1—FINANCIAL INFORMATION
A

Item 1.	Financial Statements.
Teradata Corporation
Condensed Consolidated Statements of (Loss) Income (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
In millions, except per share amounts	2020	2019	2020	2019
Revenue
Recurring	$365	$343	$1,068	$1,012
Perpetual software licenses and hardware	17	16	48	76
Consulting services	72	100	229	317
Total revenue	454	459	1,345	1,405
Cost of revenue
Cost of recurring	123	110	359	323
Cost of perpetual software licenses and hardware	7	9	27	60
Cost of consulting services	70	93	224	315
Total cost of revenue	200	212	610	698
Gross profit	254	247	735	707
Operating expenses
Selling, general and administrative expenses	163	151	486	447
Research and development expenses	90	86	246	245
Total operating expenses	253	237	732	692
Income from operations	1	10	3	15
Other expense, net
Interest expense	(7)	(8)	(21)	(19)
Interest income	1	4	4	10
Other expense	(5)	(2)	(13)	(7)
Total other expense, net	(11)	(6)	(30)	(16)
(Loss) income before income taxes	(10)	4	(27)	(1)
Income tax benefit	(9)	(6)	(151)	—
Net (loss) income	$(1)	$10	$124	$(1)
Net (loss) income per common share
Basic	$(0.01)	$0.09	$1.13	$(0.01)
Diluted	$(0.01)	$0.09	$1.12	$(0.01)
Weighted average common shares outstanding
Basic	109.1	113.2	109.3	115.2
Diluted	109.1	114.2	110.9	115.2
See Notes to Condensed Consolidated Financial Statements (Unaudited).

Teradata Corporation
Condensed Consolidated Statements of Comprehensive Income (Loss) (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
In millions	2020	2019	2020	2019
Net (loss) income	$(1)	$10	$124	$(1)
Other comprehensive income (loss):
Foreign currency translation adjustments	6	(11)	(11)	(18)
Derivatives:
Unrealized gain (loss) on derivatives, before tax	3	(2)	(10)	(15)
Unrealized gain (loss) on derivatives, tax portion	(1)	1	2	4
Unrealized gain (loss) on derivatives, net of tax	2	(1)	(8)	(11)
Defined benefit plans:
Defined benefit plan adjustment, before tax	3	2	7	4
Defined benefit plan adjustment, tax portion	(1)	(1)	(2)	(1)
Defined benefit plan adjustment, net of tax	2	1	5	3
Other comprehensive income (loss)	10	(11)	(14)	(26)
Comprehensive income (loss)	$9	$(1)	$110	$(27)
See Notes to Condensed Consolidated Financial Statements (Unaudited).

Teradata Corporation
Condensed Consolidated Balance Sheets (Unaudited)

In millions, except per share amounts	September 30, 2020	December 31, 2019
Assets
Current assets
Cash and cash equivalents	$533	$494
Accounts receivable, net	321	398
Inventories	14	31
Other current assets	97	91
Total current assets	965	1,014
Property and equipment, net	336	350
Capitalized software, net	19	36
Right of use assets - operating lease, net	42	51
Goodwill	397	396
Capitalized contract costs, net	89	91
Deferred income taxes	238	87
Other assets	31	32
Total assets	$2,117	$2,057
Liabilities and stockholders’ equity
Current liabilities
Current portion of long-term debt	$38	$25
Current portion of finance lease liability	75	55
Current portion of operating lease liability	17	20
Accounts payable	59	66
Payroll and benefits liabilities	131	157
Deferred revenue	482	472
Other current liabilities	93	91
Total current liabilities	895	886
Long-term debt	423	454
Finance lease liability	70	75
Operating lease liability	30	38
Pension and other postemployment plan liabilities	136	137
Long-term deferred revenue	38	61
Deferred tax liabilities	6	6
Other liabilities	135	138
Total liabilities	1,733	1,795
Commitments and contingencies (Note 8)
Stockholders’ equity
Preferred stock: par value $0.01 per share, 100.0 shares authorized, no shares issued and outstanding at September 30, 2020 and December 31, 2019, respectively	—	—
Common stock: par value $0.01 per share, 500.0 shares authorized, 109.2 and 110.9 shares issued at September 30, 2020 and December 31, 2019, respectively	1	1
Paid-in capital	1,632	1,545
Accumulated deficit	(1,094)	(1,143)
Accumulated other comprehensive loss	(155)	(141)
Total stockholders’ equity	384	262
Total liabilities and stockholders’ equity	$2,117	$2,057
See Notes to Condensed Consolidated Financial Statements (Unaudited).

Teradata Corporation
Condensed Consolidated Statements of Cash Flows (Unaudited)

	Nine Months Ended September 30,
In millions	2020	2019
Operating activities
Net income (loss)	$124	$(1)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	126	113
Stock-based compensation expense	79	59
Deferred income taxes	(152)	1
Changes in assets and liabilities:
Receivables	77	260
Inventories	17	(8)
Current payables and accrued expenses	(24)	(156)
Deferred revenue	(13)	(119)
Other assets and liabilities	(23)	(55)
Net cash provided by operating activities	211	94
Investing activities
Expenditures for property and equipment	(34)	(43)
Additions to capitalized software	(6)	(3)
Net cash used in investing activities	(40)	(46)
Financing activities
Repurchases of common stock	(75)	(239)
Repayments of long-term borrowings	(19)	(12)
Payments of finance leases	(43)	(18)
Other financing activities, net	7	40
Net cash used in financing activities	(130)	(229)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(3)	(6)
Increase (decrease) in cash, cash equivalents and restricted cash	38	(187)
Cash, cash equivalents and restricted cash at beginning of period	496	716
Cash, cash equivalents and restricted cash at end of period	$534	$529

Supplemental cash flow disclosure:
Assets acquired under operating lease	$6	$5
Assets acquired under finance lease	$58	$78
Reconciliation of cash, cash equivalents and restricted cash to the Condensed Consolidated Balance Sheets:

	September 30, 2020	December 31, 2019
Cash and cash equivalents	$533	$494
Restricted cash	1	2
Total cash, cash equivalents and restricted cash	$534	$496

See Notes to Condensed Consolidated Financial Statements (Unaudited).

Teradata Corporation
Condensed Consolidated Statements of Changes in Stockholders’ Equity (Unaudited)

	Common Stock		Paid-in	Accumulated	Accumulated Other Comprehensive
In millions	Shares	Amount	Capital	Deficit	Loss	Total
December 31, 2019	111	$1	$1,545	$(1,143)	$(141)	$262
Net income	—	—	—	168	—	168
Employee stock compensation, employee stock purchase programs and option exercises, net of tax	1	—	22	—	—	22
Repurchases of common stock, retired	(4)	—	—	(75)	—	(75)
Pension and postemployment benefit plans, net of tax	—	—	—	—	2	2
Unrealized loss on derivatives, net of tax	—	—	—	—	(11)	(11)
Currency translation adjustment	—	—	—	—	(19)	(19)
March 31, 2020	108	$1	$1,567	$(1,050)	$(169)	$349
Net loss	—	—	—	(43)	—	(43)
Employee stock compensation, employee stock purchase programs and option exercises, net of tax	1		36	—	—	36
Pension and postemployment benefit plans, net of tax	—	—	—	—	1	1
Unrealized gain on derivatives, net of tax	—	—	—	—	1	1
Currency translation adjustment	—	—	—	—	2	2
June 30, 2020	109	$1	$1,603	$(1,093)	$(165)	$346
Net loss	—	—	—	(1)	—	(1)
Employee stock compensation, employee stock purchase programs and option exercises, net of tax	—	—	29	—	—	29
Pension and postemployment benefit plans, net of tax	—	—	—	—	2	2
Unrealized gain on derivatives, net of tax	—	—	—	—	2	2
Currency translation adjustment	—	—	—	—	6	6
September 30, 2020	109	$1	$1,632	$(1,094)	$(155)	$384

	Common Stock		Paid-in	Accumulated	Accumulated Other Comprehensive
In millions	Shares	Amount	Capital	Deficit	Loss	Total
December 31, 2018	117	$1	$1,418	$(823)	$(101)	$495
Net loss	—	—	—	(10)	—	(10)
Employee stock compensation, employee stock purchase programs and option exercises, net of tax	1	—	48	—	—	48
Repurchases of common stock, retired	(1)	—	—	(58)	—	(58)
Pension and postemployment benefit plans, net of tax	—	—	—	—	1	1
Unrealized loss on derivatives, net of tax	—	—	—	—	(3)	(3)
Currency translation adjustment	—	—	—	—	(6)	(6)
March 31, 2019	117	$1	$1,466	$(891)	$(109)	$467
Net loss	—	—	—	(1)	—	(1)
Employee stock compensation, employee stock purchase programs and option exercises, net of tax	—	—	25	—	—	25
Repurchases of common stock, retired	(3)	—	—	(117)	—	(117)
Pension and postemployment benefit plans, net of tax	—	—	—	—	1	1
Unrealized loss on derivatives, net of tax	—	—	—	—	(7)	(7)
Currency translation adjustment	—	—	—	—	(1)	(1)
June 30, 2019	114	$1	$1,491	$(1,009)	$(116)	$367
Net income	—	—	—	10	—	10
Employee stock compensation, employee stock purchase programs and option exercises, net of tax	—	—	26	—	—	26
Repurchases of common stock, retired	(2)	—	—	(64)	—	(64)
Pension and postemployment benefit plans, net of tax	—	—	—	—	1	1
Unrealized loss on derivatives, net of tax	—	—	—	—	(1)	(1)
Currency translation adjustment	—	—	—	—	(11)	(11)
September 30, 2019	112	$1	$1,517	$(1,063)	$(127)	$328

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

3. Revenue from Contracts with Customers
Disaggregation of Revenue from Contracts with Customers
The following table presents a disaggregation of revenue:

	Three Months Ended September 30,		Nine months ended September 30,
in millions	2020	2019	2020	2019
Americas
Recurring	$221	$222	$656	$652
Perpetual software licenses and hardware	14	—	28	31
Consulting services	26	34	80	111
Total Americas	261	256	764	794
EMEA
Recurring	92	75	263	223
Perpetual software licenses and hardware	1	12	14	29
Consulting services	22	31	74	101
Total EMEA	115	118	351	353
APJ
Recurring	52	46	149	137
Perpetual software licenses and hardware	2	4	6	16
Consulting services	24	35	75	105
Total APJ	78	85	230	258
Total Revenue	$454	$459	$1,345	$1,405
Rental revenue, which is included in recurring revenue in the above table, was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
in millions	2020	2019	2020	2019
Rental revenue*	$28	$22	$72	$52
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

	As of
in millions	September 30, 2020	December 31, 2019
Accounts receivable, net	$321	$398
Contract assets	$11	$8
Current deferred revenue	$482	$472
Long-term deferred revenue	$38	$61
Revenue recognized during the nine months ended September 30, 2020 from amounts included in deferred revenue at the beginning of the period was $370 million.
Transaction Price Allocated to Unsatisfied Obligations
The following table includes estimated revenue expected to be recognized in the future related to the Company's unsatisfied (or partially satisfied) obligations at September 30, 2020:

in millions	Total at September 30, 2020	Year 1	Year 2 and Thereafter
Remaining unsatisfied obligations	$2,577	$1,393	$1,184
The amounts above represent the price of firm orders for which work has not been performed or goods have not been delivered and exclude unexercised contract options outside the stated contractual term that do not represent material rights to the customer. Although the Company believes that the contract value in the above table is firm, approximately $1,772 million of the amount is under contracts that are subject to customer-only general cancellation for convenience terms that the Company is contractually obligated to perform unless the customer notifies us of cancellation. The Company expects to recognize revenue of approximately $322 million in the next year from contracts that are non-cancelable. Customers typically do not cancel before the end of the contractual term and historically the Company has not seen significant churn in its customer base. The Company believes the inclusion of this information is important to understanding the obligations that the Company is contractually required to perform and provides useful information regarding the remaining obligations related to these executed contracts.
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

in millions	December 31, 2019	Capitalized	Amortization	September 30, 2020
Capitalized contract costs	$91	$23	$(25)	$89

in millions	December 31, 2018	Capitalized	Amortization	September 30, 2019
Capitalized contract costs	$54	$37	$(14)	$77

5. Supplemental Financial Information

	As of
In millions	September 30, 2020	December 31, 2019
Inventories
Finished goods	$3	$19
Service parts	11	12
Total inventories	$14	$31

Deferred revenue
Deferred revenue, current	$482	$472
Long-term deferred revenue	38	61
Total deferred revenue	$520	$533
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

The effective tax rate is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
In millions	2020	2019	2020	2019
Effective tax rate	90.0%	(150.0)%	559.3%	—%

For the three months ended September 30, 2020, the Company recorded $9 million of discrete tax benefit, a majority of which related to the adjustment of the marginal tax rate from the second quarter based on revised full-year forecasted earnings. As a result, the Company recorded income tax benefit of $9 million on a pre-tax net loss of $10 million for the three months ended September 30, 2020, resulting in an effective income tax rate of 90.0%.
For the nine months ended September 30, 2020, the Company recorded $122 million of discrete tax benefit. The year to date discrete tax expense of $29 million recorded for marginal tax rate adjustments based on revised full year forecasted earnings was offset by $152 million of discrete tax benefit recorded in the first quarter, a majority of which related to an intra-entity asset transfer of certain of the Company's intellectual property ("IP") to one of its Irish subsidiaries, which occurred on January 1, 2020. As a result, the Company recorded income tax benefit of $151 million on a pre-tax net loss of $27 million for the nine months ended September 30, 2020, resulting in an effective income tax rate of 559.3%.
For the three months ended September 30, 2019, the Company recorded a $5 million discrete tax benefit related to the reversal of an uncertain tax position resulting from the expiration of the statute of limitations.
For the nine months ended September 30, 2019, the $5 million discrete tax benefit was partially offset by $4 million of discrete tax expense recorded in the second quarter related to the reversal of the United States Tax Court’s decision in the Altera Corp. v. Commissioner case by the Ninth Circuit Court of Appeals on June 7, 2019. The Altera case focused on whether current U.S. Treasury Regulations requiring the inclusion of stock-based compensation expense in a taxpayer's cost-sharing calculations are valid. As a result of these discrete items and incremental tax expense related to equity compensation, the Company recorded insignificant income tax expense on a pre-tax net loss of $1 million for the nine months ended September 30, 2019, resulting in an effective income tax rate of zero percent.
The Company estimates its annual effective tax rate for 2020 to be approximately 279%, which takes into consideration, among other things, the forecasted earnings mix by jurisdiction, and the impact of discrete tax items to be recognized in 2020, which includes the $157 million of discrete tax benefit recognized in the first quarter of 2020 related to the intra-entity IP transfer described above. The 2017 Tax Act subjects U.S. shareholders to a tax on global intangible low-taxed income ("GILTI") earned by certain foreign subsidiaries. The Company has elected to provide for the tax expense related to GILTI in the year in which the tax is incurred. The Company does not expect a material amount of tax expense related to GILTI based on our forecasted marginal effective tax rate for 2020.
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
In June 2018, Teradata executed a five-year interest rate swap with a $500 million initial notional amount to hedge the floating interest rate of its term loan, as more fully described in Note 10. The Company uses interest rate swaps to manage interest rate risks on future interest payments caused by interest rate changes on its variable rate term loan. The notional amount of the hedge steps down according to the amortization schedule of the term loan. The notional amount of the hedge was $463 million as of September 30, 2020.
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
The following table identifies the contract notional amount of the Company’s derivative financial instruments:

	As of
In millions	September 30, 2020	December 31, 2019
Contract notional amount of foreign exchange forward contracts	$124	$150
Net contract notional amount of foreign exchange forward contracts	$34	$41
Contract notional amount of interest rate swap	$463	$482
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
Guarantees and Product Warranties. Guarantees associated with the Company’s business activities are reviewed for appropriateness and impact to the Company’s financial statements. Periodically, the Company’s customers enter into various leasing arrangements with a third-party leasing company as part of a revenue transaction, whereby the leasing company purchases equipment from Teradata and leases it to the customer. In some instances, the Company guarantees the leasing company a minimum value at the end of the lease term on the leased equipment. As of September 30, 2020, the maximum future payment obligation of this guaranteed value and the associated liability balance was $1 million.
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
Concentrations of Risk. The Company is potentially subject to concentrations of credit risk on accounts receivable and financial instruments such as hedging instruments, and cash and cash equivalents. Credit risk includes the risk of nonperformance by counterparties. The maximum potential loss may exceed the amount recognized on the balance sheet. Exposure to credit risk is managed through credit approvals, credit limits, selecting major international financial institutions (as counterparties to hedging transactions) and monitoring procedures. Teradata’s business often involves large transactions with customers, and if one or more of those customers were to default in its obligations under applicable contractual arrangements, the Company could be exposed to potentially significant losses. However, management believes that the reserves for potential losses were adequate at September 30, 2020 and December 31, 2019.
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
When deemed appropriate, the Company minimizes its exposure to changes in foreign currency exchange rates through the use of derivative financial instruments, specifically, foreign exchange forward contracts. Additionally, in June 2018, Teradata executed a five-year interest rate swap with a $500 million initial notional amount in order to hedge the floating interest rate on its term loan. The fair value of these contracts and swaps are measured at the end of each interim reporting period using observable inputs other than quoted prices, specifically market spot and forward exchange rates. As such, these derivative instruments are classified within Level 2 of the valuation hierarchy. Fair value of unrealized gains for open contracts are recorded in other assets and the fair value of unrealized losses are recorded in other liabilities in the Company's balance sheet. The fair value of foreign exchange forward contracts recorded in other assets was $1 million at September 30, 2020 and not material at December 31, 2019. The fair value of foreign exchange liabilities at September 30, 2020 and December 31, 2019 was not material. Realized gains and losses from the Company’s fair value hedges net of corresponding gains or losses on the underlying exposures were immaterial for the three and nine months ended September 30, 2020 and 2019.
The Company’s other assets and liabilities measured at fair value on a recurring basis and subject to fair value disclosure requirements at September 30, 2020 and December 31, 2019 were as follows:

		Fair Value Measurements at Reporting Date Using
In millions	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Money market funds at September 30, 2020	$126	$126	$—	$—
Money market funds at December 31, 2019	$141	$141	$—	$—
Liabilities
Interest rate swap at September 30, 2020	$30	$—	$30	$—
Interest rate swap at December 31, 2019	$19	$—	$19	$—
10. Debt
In June 2018, Teradata replaced an existing 5 year, $400 million revolving credit facility with a new $400 million revolving credit facility (the "Credit Facility"). The Credit Facility expires in June 2023, at which point any remaining outstanding borrowings would be due for repayment unless extended by agreement of the parties for up to two additional one-year periods. In addition, under the terms of the Credit Facility, Teradata from time to time and subject to certain conditions may increase the lending commitments under the Credit Facility in an aggregate principal amount up to an additional $200 million, to the extent that existing or new lenders agree to provide such additional commitments. The outstanding principal amount of the Credit Facility bears interest at a floating rate based upon, at Teradata’s option, a negotiated base rate or a Eurodollar rate plus, in each case, a margin based on Teradata’s leverage ratio. In the near term, Teradata would anticipate choosing a floating rate based on LIBOR. The Credit Facility is unsecured but is guaranteed by certain of Teradata’s material domestic subsidiaries and contains certain representations and warranties, conditions, affirmative, negative and financial covenants, and events of default customary for such facilities. As of September 30, 2020, the Company had no borrowings outstanding under the Credit Facility, leaving $400 million in borrowing capacity available under the Credit Facility. The Company was in compliance with all covenants under the Credit Facility as of September 30, 2020.
Also, in June 2018, Teradata closed on a new senior unsecured $500 million five-year term loan, the proceeds of which plus additional cash-on-hand were used to pay off the remaining $525 million of principal on its previous term loan. The term loan is payable in quarterly installments, which commenced on September 30, 2019, with 1.25% of the initial principal amount due on each of the first eight payment dates; 2.50% of the initial principal amount due on each of the next four payment dates; 5.0% of the initial principal amount due on each of the next three payment dates; and all remaining principal due in June 2023. The outstanding principal amount of the term loan bears interest at a floating rate based upon a negotiated base rate or a Eurodollar rate, plus in each case, a margin based on the leverage ratio of the Company. As of September 30, 2020, the term loan principal outstanding was $463 million. As disclosed in Note 7, Teradata entered into an interest rate swap to hedge the floating interest rate of the term loan. As a result of the swap, Teradata’s fixed rate on the term loan equals 2.86% plus the applicable leverage-based margin as defined in the term loan agreement. As of September 30, 2020, the all-in fixed rate is 4.36%. The Company was in compliance with all covenants under the term loan as of September 30, 2020.
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

	Three Months Ended September 30,		Nine Months Ended September 30,
In millions, except per share amounts	2020	2019	2020	2019
Net (loss) income attributable to common stockholders	$(1)	$10	$124	$(1)
Weighted average outstanding shares of common stock	109.1	113.2	109.3	115.2
Dilutive effect of employee stock options, restricted stock and other stock awards	—	1.0	1.6	—
Common stock and common stock equivalents	109.1	114.2	110.9	115.2
Net (loss) income per share:
Basic	$(0.01)	$0.09	$1.13	$(0.01)
Diluted	$(0.01)	$0.09	$1.12	$(0.01)
For the three months ended September 30, 2020 and nine months ended September 30, 2019, due to the net loss attributable to Teradata common stockholders, potential common shares that would cause dilution, such as employee stock options, restricted shares and other stock awards, have been excluded from the diluted share count because their effect would have been anti-dilutive. The fully diluted shares would have been 111.1 million for the three months ended September 30, 2020 and 116.6 million for the nine months ended September 30, 2019.

Options to purchase 2.1 million shares of common stock for the three and nine months ended September 30, 2020 and 1.6 million shares of common stock for the three and nine months ended September 30, 2019 were not included in the computation of diluted earnings per share because the exercise prices of these options were greater than the average market price of the common shares for the period, and therefore would have been anti-dilutive.
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
The following table presents segment revenue and segment gross profit for the Company:

	Three Months Ended September 30,		Nine Months Ended September 30,
In millions	2020	2019	2020	2019
Segment revenue
Americas	$261	$256	$764	$794
EMEA	115	118	351	353
APJ	78	85	230	258
Total revenue	454	459	1,345	1,405
Segment gross profit
Americas	165	158	470	473
EMEA	69	62	197	169
APJ	43	37	114	108
Total segment gross profit	277	257	781	750
Stock-based compensation costs	5	5	13	12
Acquisition, integration, reorganization and transformation-related costs	12	(1)	16	4
Amortization of capitalized software costs	6	6	17	27
Total gross profit	254	247	735	707
Selling, general and administrative expenses	163	151	486	447
Research and development expenses	90	86	246	245
Income from operations	$1	$10	$3	$15

13. Reorganization and Business Transformation

In September 2020, the Company offered a voluntary separation program ("VSP") to certain tenured employees. This global program was generally made available to active employees in good standing who (1) were at least 55 years old as of October 1, 2020 and (2) had at least ten years of service with Teradata. This program was implemented as part of the Company's efforts to improve its cost structure.

The Company accrued a liability and recognized costs of $27 million for the nine months ended September 30, 2020 for the VSP. A majority of the benefits will be paid within a nominal period. Certain benefits are being expensed over the time period that the employees have to work to earn them to the extent the required service period extends beyond the nominal period. The Company estimates that it will incur total costs and charges of approximately

$32 million related to VSP and expects that majority of the actions will be completed in fourth quarter of 2020. No cash was paid out for the VSP during the nine months ended September 30, 2020.

14. Subsequent Event

Workforce Reduction and Real Estate Rationalization Plan.

The Company is in the process of realigning and streamlining its operations as it pursues its business transformation and strategy to become a cloud-first profitable growth company. As part of these activities, on November 2, 2020, the Company approved a plan to realign and reduce its workforce and rationalize its real estate footprint. The workforce measures involve involuntary headcount reduction actions. These actions are separate from the VSP discussed in Note 13. The rationalization of the Company’s real estate footprint involves terminating leases relating to certain of the Company’s offices globally and transitioning impacted employees to a permanent virtual working environment, co-working space or a smaller facility, depending on business need. The Company is continuing to evaluate and implement additional measures that would be expected to result in further cost savings.

The Company expects that the costs relating to these workforce reduction and real estate rationalization measures will include one-time employee separation benefits, transition support, outside services and other exit-related costs. The Company expects that it will incur total costs and charges related to these actions in the range of approximately $70 to $80 million, consisting primarily of the following:

•$16 to $18 million for employee severance and other employee-related costs, which is separate from the $32 to $37 million for costs related to the Voluntary Separation Program,

•$11 to $12 million charge for facilities lease related costs, and

•$11 to $13 million for outside service, legal and other associated costs.

The Company expects to incur these costs and charges in 2020 and 2021, with the majority of the expenditures recorded in 2020. The actions related to these current planned workforce reduction and real estate rationalization measures are expected to be completed in 2021. Cash expenditures related to these actions are estimated at approximately $75 to $85 million. Approximately $15 to $18 million of the cash expenditures relate to cash payments to international employees and will not have a material impact on the Condensed Consolidated Statements of Income (Loss) due to the Company accounting for its International postemployment benefits under Accounting Standards Codification 712, Compensation - Nonretirement Postemployment Benefits ("ASC 712"), which uses actuarial estimates and defers the immediate recognition of gains or losses..
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

Overview
Teradata Corporation ("we," "us," "Teradata," or the "Company") is a leading hybrid cloud data and analytics software platform provider focused on helping companies leverage their data across an enterprise to uncover real-time intelligence, at scale. In doing so, we enable them to find answers to their toughest challenges. Our solutions enable customers to integrate and simplify their analytics ecosystem, access and manage data, and use analytics to extract answers and derive business value from data. Our solutions are composed of cloud and on premises software, hardware, and related business consulting and support services to deliver analytics across a company’s entire analytic ecosystem.

Teradata’s strategy is based on our mission of transforming how businesses work and people live through the power of data. Our target market is made up of companies that we believe are the world's most demanding, large-scale users of data. These companies face significant challenges including siloed data and conflicting and duplicative solutions that typically result in considerable expense to maintain and difficulty to manage the complexity. Our target market includes companies that are looking for a best in-breed solution that allows them to rapidly grow without limits on data complexity and size. Our strategy is to provide a differentiated set of offerings to our target market through an extensible data and analytic platform. Teradata Vantage™ is an extremely scalable, secure, highly concurrent and resilient multi-cloud data analytics platform that solves the world’s most complex data challenges at scale.

We offer customers full integration of their datasets, tools, analytics languages, functions, and engines in one cloud data analytical platform; Vantage reduces customers’ complexity, risk, and costs. Our Vantage platform embraces leading commercial and open source analytics technologies, is built for a hybrid multi-cloud world, and is available in Amazon Web Services, Microsoft Azure, and Google Cloud as well as on-premises.

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

We are continuing to execute on our key priorities, including significant product expansion of our Vantage multi-cloud hybrid data analytics platform offerings, expanding our footprint with existing customer and adding net new customers, increasing our focus on diversity and inclusiveness, and driving operational excellence and agility across the company.

We are in the process of realigning and streamlining our operations as we pursue our business transformation and strategy to become a cloud-first profitable growth company. As part of these activities, on November 2, 2020, the Company approved a plan to realign and reduce its workforce and rationalize its real estate footprint. The workforce measures involve involuntary headcount reduction actions. Separately, in September 2020, we offered a voluntary separation program ("VSP") to certain tenured employees as part of our efforts to improve our cost structure. For more information regarding the VSP, see Note 13 to Notes to Condensed Consolidated Financial Statements (Unaudited). The rationalization of the Company’s real estate footprint involves terminating leases relating to certain of the Company’s offices globally and transitioning impacted employees to a permanent virtual working environment, co-working space or a smaller facility, depending on business need.

The Company expects that it will incur total costs and charges related to these actions in the range of approximately $70 million  to $80 million in 2020 and 2021, with the majority of the expenditures recorded in 2020. These actions are expected to result in ongoing annual cost savings between $80 million and $90 million before considering any reinvestment towards our strategic initiatives for 2021 and beyond. The majority of the cost savings are expected to result in reductions in operating expenses and cost of revenue. The Company is continuing to evaluate and implement additional measures that would be expected to result in further cost savings. For more information regarding these workforce reduction and real estate rationalization measures, see Note 14 of Notes to Condensed Consolidated Financial Statements (Unaudited). Our ability to realize the expected cost savings and other benefits from these measures are subject to risks and uncertainties, including those set forth under "Risk

Factors" in Part I, Item 1A of the 2019 Annual Report and in Part II, Item 1A of this Quarterly Report on Form 10-Q.

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

•Backlog - the price of firm orders for which work has not been performed or goods have not been delivered and the Company is contractually required to perform

COVID-19 Update

During the nine months ended September 30, 2020, the effects of the coronavirus disease 2019 ("COVID-19") pandemic and the related actions by governments around the world to attempt to contain the spread of the virus have impacted our business globally, and we expect our business will continue to be impacted for the foreseeable future. In particular, the outbreak and related preventive measures taken to contain COVID-19 beginning late in the first quarter of 2020 negatively impacted our ability to close transactions with customers and timely collect receivables in certain instances, which impacted our revenue and cash flow results for the first quarter. However, during the second quarter of 2020, we recovered from this impact, and as a result, we experienced a more favorable trend in the second and third quarters with meaningful ARR growth, strong cash flows and recurring revenue growth generated in these quarters, although we continued to see COVID-19 negatively impact our consulting business as described below.

In response to the pandemic, we have taken actions to manage expenses and costs appropriately in light of the uncertainty COVID-19 has created, which has had a positive impact on our operating performance. We continue to keep a watchful eye on COVID-19 impacts to our business and have undertaken additional expense management and cost measures to further drive our operating performance and provide agility in the event of an unforeseen reduction in demand should it occur. During the first nine months of 2020, we also experienced increased volatility in foreign currency exchange rates, in part related to the uncertainty from COVID-19, as well as actions taken by governments and central banks in response to COVID-19. Certain foreign currency rates have depreciated significantly against the U.S. dollar during this period. We expect continued volatility in foreign currency exchange rates during the remainder of 2020.

Our supply chain has been relatively stable with respect to manufacturing and distribution capabilities; however, our supply chain is susceptible to volatility due to ongoing uncertainty as a result of ongoing international and domestic pandemic response and recovery efforts. Operationally, we have been able to run our business without significant interruptions, with the vast majority of employees having shifted quickly as of mid-March 2020 to a work-from-home model, which remains in effect. However, our consulting business has been negatively impacted during the transition to work from home and shelter-in-place orders. Our customers’ reduction in discretionary spending in light of COVID-19 uncertainties has also impacted our consulting business, with consulting projects being delayed or suspended by our customers. We implemented several employee engagement and communication programs designed to support employees’ health and well-being while also enhancing their productivity during the pandemic.
Our priorities in formulating and implementing our response to the COVID-19 pandemic and related business disruption include the following:
•People - protecting the health and well-being of our employees,
•Customers - proactively connecting with our customers to support their needs and meet our service level commitments,
•Supply Chain - proactively working to monitor existing inventory, supplier availability and securing inventory for future quarters,
•Financial - responsibly managing expenses and costs to provide financial agility during the extended period of global economic uncertainty,
•Global Community - making our technology available to customers, partners and communities, particularly in healthcare and government, where collectively we can positively impact efforts in combating COVID-19, and

•Future of Work - planning to best position the Company to emerge as strong as possible when the COVID-19 pandemic ends.
As of the date of this Quarterly Report on Form 10-Q, we are continuing to execute our pandemic response plan, and the Teradata Pandemic Response Team is refining and executing return-to-office plans with "safety first" considerations. Customer-facing teams are also proactively working to identify ways to assist customers, meet service level commitments, and engage with customers via virtual events.
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

Third Quarter Financial Overview

As more fully discussed in later sections of this MD&A, the following were significant financial items for the third quarter of 2020:
•At the end of the third quarter of 2020, ARR was $1.501 billion, an 8% increase from the third quarter of 2019, including a 1% positive impact from foreign currency translation, as compared to the third quarter of 2019.
•Total revenue was $454 million for the third quarter of 2020, a 1% decrease compared to the third quarter of 2019, with an underlying 6% increase in recurring revenue primarily driven by our transition from perpetual to subscription-based transactions. Perpetual software licenses and hardware revenue increased 6% and consulting services revenue decreased 28%. The decline in consulting service revenue is in alignment with our strategy as well as due to the impact of COVID-19 as discussed above. Foreign currency fluctuations had a 1% positive impact on total revenue for the quarter compared to the prior year.
•Gross margin increased to 55.9% in the third quarter of 2020 from 53.8% in the third quarter of 2019, primarily due to a higher recurring revenue mix as compared to the prior period.
•Operating expenses for the third quarter of 2020 increased by 7% compared to the third quarter of 2019, primarily due to expenses related to the voluntary separation program ("VSP") offered to employees, an increase in investments in cloud transformation, and equity compensation expense.
•Operating income was $1 million in the third quarter of 2020, compared to $10 million in the third quarter 2019.
•Net loss in the third quarter of 2020 was $1 million, compared to net income of $10 million in the third quarter of 2019, primarily due to higher operating expenses and discrete tax items during the quarter.
•Total backlog was $2.577 billion at the end of the third quarter of 2020, up 1% from the prior year.

Results of Operations for the Three Months Ended September 30, 2020
Compared to the Three Months Ended September 30, 2019
Revenue

		% of		% of
In millions	2020	Revenue	2019	Revenue
Recurring	$365	80.4%	$343	74.7%
Perpetual software licenses and hardware	17	3.7%	16	3.5%
Consulting services	72	15.9%	100	21.8%
Total revenue	$454	100.0%	$459	100.0%
Total revenue decreased $5 million, or 1%, in third quarter of 2020 and included a 1% positive impact from foreign currency fluctuations. Recurring revenue grew 6%, primarily driven by our movement to subscription-based transactions from perpetual software licenses and hardware transactions, consistent with our strategy. Under subscription models, we recognize revenue over time as opposed to the upfront recognition under the perpetual model. For full year 2020, we expect ARR growth and recurring revenue growth compared to 2019. Taking into consideration the growth in recurring revenue offset by reduced perpetual software licenses and hardware revenue and reduced consulting services revenue, we expect that total revenues will decrease for full year 2020 compared to 2019, although the amount of decline is difficult to predict due to the uncertain global environment caused by COVID-19.
Revenues from perpetual software licenses and hardware increased 6%, including a 1% positive impact from foreign currency fluctuations. We expect perpetual revenues to decline as customers continue to transition to our subscription-based offerings. However, some customers continue to purchase on a perpetual basis, and COVID-19 impacts might result in some additional customers preferring this option. Perpetual revenue is primarily hardware-related, as software is generally being sold on subscription. We expect that perpetual revenue will continue to decline in 2020 and will continue to be predominantly hardware-related.
Consulting services revenue decreased 28%, including a 1% positive impact from foreign currency fluctuations, as we are realigning and focusing our consulting resources on higher-margin engagements that drive increased software consumption within our targeted customer base. Consulting revenue was also impacted by the transition to work from home and shelter-in-place orders that went in effect late in the first quarter in response to COVID-19 as well as delays and/or cancellations of consulting projects due to customers’ reduced spending in light of COVID-19. We expect consulting revenue to decline longer term as we build a deepening partner ecosystem and our product simplification efforts reduce our customers' need for consulting services. We also expect consulting revenue to continue to be impacted by COVID-19, as we anticipate delays and/or cancellation of new projects.
As a portion of the Company’s operations and revenue occur outside the United States, and in currencies other than the U.S. dollar, the Company is exposed to fluctuations in foreign currency exchange rates. Based on currency rates as of October 30, 2020, Teradata is expecting less than one percentage point of negative impact from currency translation on our 2020 full-year total revenues.
Gross Profit

		% of		% of
In millions	2020	Revenue	2019	Revenue
Recurring	$242	66.3%	$233	67.9%
Perpetual software licenses and hardware	10	58.8%	7	43.8%
Consulting services	2	2.8%	7	7.0%
Total gross profit	$254	55.9%	$247	53.8%

The decrease in recurring revenue gross profit as a percentage of revenue was primarily driven by expenses related to the VSP and a higher mix of subscription-based revenue that includes hardware. For more information regarding the VSP, see Note 13 of Notes to Condensed Consolidated Financial Statements (Unaudited).

The increase in perpetual software licenses and hardware gross profit as a percentage of revenue was primarily driven by deal mix compared to the same period a year ago.
Consulting services gross profit as a percentage of revenue decreased as compared to the prior-year period, primarily due to lower volume and expenses related to the VSP offered to employees. As indicated above, the consulting business was negatively impacted due to the COVID-19 pandemic during the quarter. We expect consulting gross margins to be in the low single digits for the year.
Operating Expenses

		% of		% of
In millions	2020	Revenue	2019	Revenue
Selling, general and administrative expenses	$163	35.9%	$151	32.9%
Research and development expenses	90	19.9%	86	18.6%
Total operating expenses	$253	55.7%	$237	51.6%
The selling, general and administrative ("SG&A") expense increase was primarily driven by expenses related to the VSP offered to employees and an increase in equity compensation expense, as well as additional investments in our go-to-market and customer success teams, partially offset by a decrease in expenses due to several actions taken to manage operating expenses, including limiting travel and other discretionary spend. In November 2020, we approved a workforce reduction and real estate rationalization plan as described earlier in this MD&A under "Overview." For the full year, we will continue to look for areas to optimize our cost structure while investing in our key strategic initiatives in cloud and transforming our go-to-market organization to support our recurring revenue model and expand our opportunities in the market. These actions are expected to be more than offset by the charges incurred related to the VSP as well as the workforce reduction and real estate rationalization plan.
Research and development ("R&D") expenses increased primarily due to spending focused on accelerating our cloud initiatives and the VSP discussed in Note 13. For the full year, we expect R&D expense to be slightly up as we reallocate spending to accelerate our cloud initiatives.
Other Expense, net

In millions	2020	2019
Interest income	$1	$4
Interest expense	(7)	(8)
Other	(5)	(2)
Other expense, net	$(11)	$(6)
Other expense, net in the third quarter of 2020 and 2019 is comprised primarily of interest expense on long-term debt and finance leases, partially offset by interest income earned on our cash and cash equivalents. Other expense, net increased compared to the prior year primarily due to lower interest income generated on investments, increased benefit costs for our pension and postemployment plans, and losses resulting from foreign currency transactions.
Provision for Income Taxes
Income tax provisions for interim periods are based on estimated annual income tax rates, adjusted to reflect the effects of any significant infrequent or unusual items which are required to be discretely recognized within the current interim period.
As a result of the 2017 Tax Act, the Company changed its indefinite reversal assertion related to its foreign subsidiary undistributed earnings and no longer considers a majority of its foreign earnings permanently reinvested outside of the U.S. The effective tax rates in the periods presented are largely based upon the forecasted pre-tax earnings mix between the U.S. and other foreign taxing jurisdictions where the Company conducts its business. The Company estimates its full-year effective tax rate for 2020 to be approximately 279%, which takes into consideration, among other things, the forecasted earnings mix by jurisdiction and the estimated discrete items to be recognized in 2020, which includes a $157 million one-time discrete tax benefit recognized in the first quarter of 2020 related to an intra-entity asset transfer of certain of the Company’s intellectual property (“IP”) to one of its Irish subsidiaries, which occurred on January 1, 2020. The forecasted tax rate is based on the overseas profits being taxed at an overall effective tax rate of approximately 250%, as compared to the U.S. federal statutory tax rate of 21%.
On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act ("CARES Act") was enacted in response to the COVID-19 pandemic. The CARES Act, among other things, permits net operating loss ("NOL") carryovers and carry backs to offset 100% of taxable income for taxable years beginning before 2021. In addition, the CARES Act allows NOL's incurred in 2018, 2019, and 2020 to be carried back to each of the five preceding taxable years to generate a refund of previously paid income taxes. It also allows deferral of certain payroll tax payments to 2021 and 2022. We are currently evaluating the impact of the CARES Act, particularly whether the NOL carry back provision of the CARES Act would result in a cash and tax benefit to us. Deferred payroll taxes as of September 30, 2020 were approximately $10 million.

The effective tax rate for the three months ended September 30, 2020 and 2019 were as follows:

	2020	2019
Effective tax rate	90.0%	(150.0)%

For the three months ended September 30, 2020, the Company recorded $9 million of discrete tax benefit, a majority of which related to the true-up of the marginal tax rate from the second quarter based on revised full-year forecasted earnings. As a result, the Company recorded income tax benefit of $9 million on a pre-tax net loss of $10 million for the three months ended September 30, 2020, resulting in an effective income tax rate of 90.0%.
For the three months ended September 30, 2019, the Company recorded a $5 million discrete tax benefit related to the reversal of an uncertain tax position resulting from the expiration of the statute of limitations.
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

The following table presents segment revenue and segment gross profit for the Company for the three months ended September 30:

		% of		% of
In millions	2020	Revenue	2019	Revenue
Segment revenue
Americas	$261	57.5%	$256	55.8%
EMEA	115	25.3%	118	25.7%
APJ	78	17.2%	85	18.5%
Total segment revenue	$454	100%	$459	100%
Segment gross profit
Americas	$165	63.2%	$158	61.7%
EMEA	69	60.0%	62	52.5%
APJ	43	55.1%	37	43.5%
Total segment gross profit	$277	61.0%	$257	56.0%
Americas
Americas revenue increased 2% and included a 1% negative impact from foreign currency fluctuations. Recurring revenue was down $1 million and perpetual revenue increased by $14 million. Consulting revenue decreased 24% as compared to prior year. Segment gross profit as a percentage of revenues was higher primarily due to an overall higher mix of recurring revenue.
EMEA
EMEA revenue decreased 3%, which included a 3% favorable impact from foreign currency fluctuations. An increase of 23% in recurring revenue was offset by a decrease of 92% in perpetual software licenses and hardware revenue and a decrease in consulting revenue of 29%. Segment gross profit as a percentage of revenues was higher primarily due to a higher mix of recurring revenue.
APJ
APJ revenue decreased 8%, which included a 1% favorable impact from foreign currency fluctuations. An increase in recurring revenue of 13% was offset by a decrease of 50% in perpetual software licenses and hardware revenue and a decrease in consulting revenue of 31%. Segment gross profit as a percentage of revenues was higher primarily due to a higher mix of recurring revenue.
Results of Operations for the Nine Months Ended September 30, 2020
Compared to the Nine Months Ended September 30, 2019
Revenue

		% of		% of
In millions	2020	Revenue	2019	Revenue
Recurring	$1,068	79.4%	$1,012	72.0%
Perpetual software licenses and hardware	48	3.6%	76	5.4%
Consulting services	229	17.0%	317	22.6%
Total revenue	$1,345	100%	$1,405	100%
Total revenue decreased $60 million, or 4%, for the nine months ended September 30, 2020 compared to the prior period and included a 1% negative impact from foreign currency fluctuations. Recurring revenue increased 6%, which included a 1% negative impact from foreign currency fluctuations. This increase in recurring revenue was primarily driven by our movement to subscription-based transactions from perpetual software licenses and hardware transactions consistent with our strategy.

Revenues from perpetual software licenses and hardware decreased 37% as customers continue to transition to subscription-based offerings.
Consulting services revenue decreased 28%, including a 1% negative impact from foreign currency fluctuations, as we are realigning and focusing our consulting resources on higher-margin engagements that drive increased software consumption within our targeted customer base. Consulting revenue was also impacted by the transition to work from home and shelter-in-place orders that went in effect late in the first quarter in response to COVID-19 as well as delays and/or cancellations of consulting projects due to customers’ reduced spending in light of COVID-19.

Gross Profit

		% of		% of
In millions	2020	Revenue	2019	Revenue
Recurring	$709	66.4%	$689	68.1%
Perpetual software licenses and hardware	21	43.8%	16	21.1%
Consulting services	5	2.2%	2	0.6%
Total gross profit	$735	54.6%	$707	50.3%
The decrease in recurring gross profit as a percentage of revenue was primarily driven by a higher mix of subscription-based revenue as compared to the prior-year period. Subscription-based transactions are typically lower margin as compared to the recurring revenue from legacy software maintenance and software upgrade rights, due to the higher mix of rental hardware included in subscription-based transactions.
The increase in perpetual software licenses and hardware gross profit as a percentage of revenue was primarily driven by deal mix compared to the same period a year ago.
Consulting services gross profit as a percentage of revenue increased as compared to the prior-year period primarily due to improved resource mix utilization as well as increased price realization and our continued strategic focus to improve consulting margins. The Company continues to refocus our consulting organization on Vantage-oriented offerings and reduce our footprint in non-core consulting engagements.
Operating Expenses

		% of		% of
In millions	2020	Revenue	2019	Revenue
Operating expenses
Selling, general and administrative expenses	$486	36.1%	$447	31.8%
Research and development expenses	246	18.3%	245	17.4%
Total operating expenses	$732	54.4%	$692	49.3%
The SG&A expense increase was primarily driven by an increase in equity compensation expense, the VSP, amortization of capitalized sales compensation, as well as additional investments in our go-to-market and customer success teams.
R&D expenses increased primarily due to the VSP and a re-prioritization of our R&D organization on strategic initiatives and reduced spending on de-prioritized initiatives, while increasing investments in Cloud transformation.
Other Expense, net

In millions	2020	2019
Interest income	$4	$10
Interest expense	(21)	(19)
Other	(13)	(7)
Other expense, net	$(30)	$(16)

Other expense, net in the first nine months of 2020 and 2019 is comprised primarily of interest expense on long-term debt and finance leases, partially offset by interest income earned on our cash and cash equivalents. Other expense, net increased compared to the prior year primarily due to lower interest income generated on investments, increased benefit costs for our pension and postemloyment plans, and losses resulting from foreign currency transactions.
Provision for Income Taxes
The effective tax rate for the nine months ended September 30, 2020 and 2019 were as follows:

	2020	2019
Effective tax rate	559.3%	—%

For the nine months ended September 30, 2020, the Company recorded $122 million of discrete tax benefit. The year to date discrete tax expense of $29 million recorded for marginal tax rate adjustments based on revised full year forecasted earnings was offset by $152 million of discrete tax benefit recorded in the first quarter, a majority of which related to the intra-entity IP transfer described above. As a result, the Company recorded income tax benefit of $151 million on a pre-tax loss of $27 million for the nine months ended September 30, 2020, resulting in an effective income tax rate of 559.3%.
For the nine months ended September 30, 2019, the $5 million discrete tax benefit as described above recorded in the third quarter was partially offset by $4 million in discrete tax expense recorded in the second quarter related to the reversal of the United States Tax Court’s decision in the Altera Corp. v. Commissioner case by the Ninth Circuit Court of Appeals on June 7, 2019. The Altera case focused on whether current U.S. Treasury Regulations requiring the inclusion of stock-based compensation expense in a taxpayer's cost-sharing calculations are valid. As a result of these discrete items and incremental tax expense related to equity compensation, the Company recorded insignificant income tax expense on a pre-tax net loss of $1 million for the nine months ended September 30, 2019, resulting in an effective income tax rate of zero percent.
Revenue and Gross Profit by Operating Segment
The following table presents segment revenue and segment gross profit for the Company for the nine months ended September 30:

		% of		% of
In millions	2020	Revenue	2019	Revenue
Segment revenue
Americas	$764	56.8%	$794	56.5%
EMEA	351	26.1%	353	25.1%
APJ	230	17.1%	258	18.4%
Total segment revenue	$1,345	100%	$1,405	100%
Segment gross profit
Americas	$470	61.5%	$473	59.6%
EMEA	197	56.1%	169	47.9%
APJ	114	49.6%	108	41.9%
Total segment gross profit	$781	58.1%	$750	53.4%
Americas
Americas revenue decreased 4%, which included a 1% negative impact from foreign currency fluctuations. An increase of 1% in recurring revenue was offset by a decrease in perpetual software licenses and hardware revenue of 10% and a 28% decrease in consulting revenue. Segment gross profit as a percentage of revenues was higher primarily due to an overall higher mix of recurring revenue.
EMEA
EMEA revenue decreased 1%, which included a 1% negative impact from foreign currency fluctuations. An increase of 18% in recurring revenue was offset by a decrease of 52% in perpetual software licenses and hardware revenue as well as a decrease in consulting revenue of 27%. Segment gross profit as a percentage of revenues was higher primarily due to a higher mix of recurring revenue.
APJ
APJ revenue decreased 11%, which included a 1% negative impact from foreign currency fluctuations. An increase in recurring revenue of 9% was offset by a decrease of 63% in perpetual software licenses and hardware revenue and a decrease in consulting revenue of 29%. Segment gross profit as a percentage of revenues was higher primarily due to a higher mix of recurring revenue.

Financial Condition, Liquidity and Capital Resources
Cash provided by operating activities increased by $117 million in the nine months ended September 30, 2020 compared to the nine months ended September 30, 2019. Teradata used approximately $32 million of cash in the first nine months of 2020 for reorganizing and restructuring its operations and go-to-market functions to align to its strategy, as compared to $54 million in the first nine months of 2019. The increase in cash provided by operating activities was primarily due to improved management of working capital. Although the COVID-19 pandemic did not have a significant adverse impact on our financial results for the third quarter of 2020, we have reviewed our capital projects to ensure that we are only spending on projects that are deemed to be essential in the current environment. We have taken steps to manage spending on travel, third-party services and other operating expenses, and we continue to focus on cash flow generation. Terms of payments have been extended for certain customers in impacted industries; however, the majority of these extensions do not run beyond the end of the fiscal year and are not significant in aggregate. We do not expect the pandemic to have a significant adverse effect on our liquidity, as we believe that operating cash flows and available liquidity are sufficient to support operational needs for at least the next 12 months.
Teradata’s management uses a non-GAAP measure called "free cash flow," which is not a measure defined under GAAP. We use free cash flow (which we define as net cash provided by operating activities less investing activities related to capital expenditures for property and equipment and additions to capitalized software) as one measure of assessing the financial performance of the Company, and this may differ from the definitions used by other companies. The components that are used to calculate free cash flow are GAAP measures taken directly from the Condensed Consolidated Statements of Cash Flows (Unaudited). We believe that free cash flow information is useful for investors because it relates the operating cash flow of the Company to the capital that is spent to continue and improve business operations. In particular, free cash flow indicates the amount of cash available after capital expenditures, for among other things, investments in the Company’s existing businesses, strategic acquisitions and repurchases of Teradata common stock. Free cash flow does not represent the residual cash flow available for discretionary expenditures since there may be other non-discretionary expenditures that are not deducted from the measure. This non-GAAP measure should not be considered a substitute for, or superior to, cash flows from operating activities under GAAP.
The table below shows net cash provided by operating activities and net cash used in investing activities related to capital expenditures, along with free cash flow, for the following periods:

	Nine Months Ended September 30, 2020
In millions	2020	2019
Net cash provided by operating activities	$211	$94
Less:
Expenditures for property and equipment	(34)	(43)
Additions to capitalized software	(6)	(3)
Free cash flow	$171	$48
Financing activities and certain other investing activities are not included in our calculation of free cash flow. There were no other investing activities for the nine months ended September 30, 2020 and 2019.

Teradata’s financing activities for the nine months ended September 30, 2020 and 2019 primarily consisted of cash outflows for share repurchases and payments on the Company's finance leases, and long-term debt. At September 30, 2020, the Company had no outstanding borrowings on its $400 million revolving credit facility entered into in June 2018 (the "Credit Facility"). The Company repurchased approximately 3.7 million shares of its common stock at an average price per share of $20.52 in the nine months ended September 30, 2020, and 6.2 million shares at an average price per share of $38.31 in the nine months ended September 30, 2019 under the two share repurchase programs that were authorized by our Board of Directors. The first program (the "dilution offset program") allows the Company to repurchase Teradata common stock to the extent of cash received from the exercise of stock options and the Teradata Employee Stock Purchase Plan ("ESPP") to offset dilution from shares issued pursuant to these plans. On July 28, 2019, Teradata's Board of Directors authorized an additional $500 million to be utilized to repurchase Teradata common stock under the Company's second share repurchase program (the "general share repurchase program"). As of September 30, 2020, the Company had $432 million of authorization remaining under this program to repurchase outstanding shares of Teradata common stock. Share repurchases made by the Company are reported on a trade date basis. Our share repurchase activity depends on factors such as our working capital needs, our cash requirements for capital investments, our stock price, and economic and market conditions. As a precautionary measure, due to the uncertainty of the impact of COVID-19 on our business, in the second quarter of 2020, the Company suspended repurchases under its share repurchase programs but currently anticipates it will opportunistically consider repurchases under its share repurchase program.
Proceeds from the ESPP and the exercise of stock options, net of tax, were $7 million for the nine months ended September 30, 2020 and $40 million for the nine months ended September 30, 2019. These proceeds are included in other financing activities, net in the Condensed Consolidated Statements of Cash Flows (Unaudited).
Our total cash and cash equivalents held outside the United States in various foreign subsidiaries was $361 million as of September 30, 2020 and $344 million as of December 31, 2019. The remaining balance held in the United States was $172 million as of September 30, 2020 and $150 million as of December 31, 2019. Prior to the enactment of the 2017 Tax Act, the Company either reinvested or intended to reinvest its earnings outside of the United States. As a result of the 2017 Tax Act, the Company has changed its indefinite reinvestment assertion related to foreign earnings that have been taxed in the United States and now considers a majority of these earnings no longer indefinitely reinvested. Effective January 1, 2018, the United States moved to a territorial system of international taxation, and as such will generally not subject future foreign earnings to United States taxation upon repatriation in future years.
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
Critical Accounting Policies and Estimates
Our financial statements are prepared in accordance with GAAP. In connection with the preparation of these financial statements, we are required to make assumptions, estimates and judgments that affect the reported amounts of assets, liabilities, revenues, expenses and the related disclosure of contingent liabilities. These assumptions, estimates and judgments are based on historical experience and assumptions that are believed to be reasonable at the time. However, because future events and their effects cannot be determined with certainty, the determination of estimates requires the exercise of judgment. Our critical accounting policies are those that require assumptions to be made about matters that are highly uncertain. Different estimates could have a material impact on our financial results. Judgments and uncertainties affecting the application of these policies and estimates may result in materially different amounts being reported under different conditions or circumstances. Our management periodically reviews these estimates and assumptions to ensure that our financial statements are presented fairly and are materially correct. We assessed certain accounting matters that generally require consideration of forecasted financial information in context with the information reasonably available to us and the unknown future impacts of COVID-19 as of September 30, 2020 and through the date of this report. The accounting matters assessed included, but were not limited to, our allowance for doubtful accounts, stock-based compensation, the carrying value of our goodwill and other long-lived assets, financial assets, valuation allowances for tax assets and revenue recognition. While there was not a material impact to our consolidated financial statements as of and for the nine months ended September 30, 2020, resulting from our assessments, our future assessment of our current expectations at that time of the magnitude and duration of COVID-19, as well as other factors, could result in material impacts to our consolidated financial statements in future reporting periods.
In many cases, the accounting treatment of a particular transaction is specifically dictated by GAAP and does not require significant management judgment in its application. There are also areas in which management’s judgment in selecting among available alternatives would not produce a materially different result. The significant accounting policies and estimates that we believe are the most critical to aid in fully understanding and evaluating our reported financial results are discussed in the 2019 Annual Report. Teradata’s senior management has reviewed these critical accounting policies and related disclosures and determined that there were no significant changes in our critical accounting policies in the nine months ended September 30, 2020.
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
Based on their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2020, our disclosure controls and procedures were effective to provide reasonable assurance that the information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting
There have been no changes in our internal control over financial reporting that occurred during the fiscal quarter ended September 30, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. We have not experienced any material adverse impact to our internal controls over financial reporting as a result of most of our employees working remotely due to the COVID-19 pandemic. We are continually monitoring and assessing the COVID-19 situation on our internal controls to minimize the impact on their design and operating effectiveness.
Part II—OTHER INFORMATION
Item 1. Legal Proceedings.
On June 19, 2018, the Company and certain of its subsidiaries filed a lawsuit in the U.S. District Court for the Northern District of California against SAP SE, SAP America, Inc., and SAP Labs, LLC (collectively, "SAP"). In the lawsuit, the Company alleges, among other things, that SAP misappropriated certain of the Company’s trade secrets within the Company’s enterprise data analytics and warehousing products and used them to help develop, improve, introduce, and sell one or more competing products. The Company further alleges that SAP has employed anticompetitive practices using its substantial market position in the enterprise resource planning applications market to pressure the Company’s customers and prospective customers to use SAP’s one or more competing products and reduce or eliminate customers' and prospective customers' use of the Company's offerings. The Company seeks an injunction barring SAP’s alleged conduct, monetary damages, and other available legal and equitable relief. In July 2019, SAP filed patent infringement counterclaims against Teradata based on five SAP patents, and we plan to vigorously defend against these counterclaims. Currently, it is not possible to determine the likelihood of a loss or a reasonably estimated range of loss, if any, pertaining to the counterclaims. On August 31, 2020, the Company filed a second lawsuit against SAP in the U.S. District Court for the Northern District of California. In this lawsuit, Teradata alleges infringement by SAP of five Teradata patents, and seeks an injunction barring SAP from further infringement, monetary damages, and other available legal and equitable relief.
Item 1A. Risk Factors.
With the exception of the risk factor listed below, there have not been any material changes to the risk factors previously disclosed in Part I, Item IA of the 2019 Annual Report.
The Company's business, results of operations, and financial condition have been adversely affected, and could in the future be materially adversely affected, by the COVID-19 pandemic.
As more fully described elsewhere in this Quarterly Report on Form 10-Q, our business, results of operations, and financial condition have been adversely affected by the COVID-19 pandemic. The degree to which the COVID-19 pandemic in the future affects our business, financial condition, and results of operations will depend on future developments, which are highly uncertain and cannot be predicted, including, but not limited to, the duration and spread of the unprecedented pandemic, its severity, the actions to contain the virus or respond to its impact, and how quickly and to what extent normal economic and operating conditions can resume. The COVID-19 pandemic or any other adverse public health development could also inhibit our ability to execute our strategic initiatives including, without limitation, improving the experience of our customers, investing identified strategic growth platforms and shifting the mix of revenue in our business to cloud as well as subscription revenue.
Furthermore, negative economic conditions related to the COVID-19 pandemic have impacted, and may in the future impact, our ability to close transactions and/or collect receivables from customers on a timely basis, or at all, and may also impact our customers' willingness to maintain or increase spending on data analytics, their ability to obtain adequate financing for the purchase of our products and services, or the amount of disposable income available to consumers, which may adversely impact the businesses of our customers in consumer-facing industries.
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
While we have implemented programs to mitigate the impact of these risks on our results of operations, there can be no assurance that these programs will be successful and there are many aspects of this pandemic, particularly its impact on our customers, that are beyond our control. The spread of COVID-19 has caused us to modify our business practices, such as employee work locations, and we may take further actions as may be required by government authorities or that we determine is in the best interests of our employees, customers, distributors, suppliers and contractors. There is no certainty that such measures will be sufficient to mitigate the risks posed by the virus, and our ability to perform critical functions could be harmed. Moreover, these measures, and similar measures at our customers, have resulted in, and in the future may result in, installation and payment delays. In addition, we have experienced, and expect to continue to experience, delays and cancellations of consulting projects due to work from home and shelter-in-place orders and also because of the discretionary nature of consulting projects which may be delayed or suspended as a result of more conservative spending patterns by our customers in light of the economic impacts of the pandemic.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
Purchases of Company Common Stock
From time to time, the Company's Section 16 officers sell to the Company shares of the Company's common stock received upon vesting of restricted share units at the current market price to cover their withholding taxes. For the nine months ended September 30, 2020, the total of these purchases was 126,324 shares at an average price of $22.61 per share.
The following table provides information relating to the Company’s share repurchase programs for the nine months ended September 30, 2020:

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Dilution Offset Program (1)	Total Number of Shares Purchased as Part of Publicly Announced General Share Repurchase Program (2)	Maximum Dollar Value that May Yet Be Purchased Under the Dilution Offset Program	Maximum Dollar Value that May Yet Be Purchased Under the General Share Repurchase Program
Month
First Quarter Total	3,656,766	$20.52	208,078	3,448,688	$1,317,522	$432,248,874
Second Quarter Total	—	—	—	—	$4,374,148	$432,248,874
July 2020	—	—	—	—	5,762,174	432,248,874
August 2020	—	—	—	—	6,630,310	432,248,874
September 2020	—	—	—	—	7,538,584	432,248,874
Third Quarter Total	—	—	—	—	$7,538,584	$432,248,874
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

3.2	Amended and Restated By-Laws of Teradata Corporation, as amended and restated on July 26, 2016 (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K dated August 1, 2016).

4.1	Common Stock Certificate of Teradata Corporation (incorporated by reference to Exhibit 4.1 to the Quarterly Report on Form 10-Q dated November 13, 2007 (SEC file number 001-33458)).

10.1*	Offer Letter from Teradata Corporation to Hillary Ashton dated August 31, 2020.

31.1	Certification pursuant to Rule 13a-14(a), dated November 6, 2020.

31.2	Certification pursuant to Rule 13a-14(a), dated November 6, 2020.

32	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated November 6, 2020.

101	Inline interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Condensed Consolidated Statements of (Loss) Income for the three and nine months period ended September 30, 2020 and 2019, (ii) the Condensed Consolidated Statements of Comprehensive Income (Loss) for the three and nine months period ended September 30, 2020 and 2019, (iii) the Condensed Consolidated Balance Sheets at September 30, 2020 and December 31, 2019, (iv) the Condensed Consolidated Statements of Cash Flows for the nine months period ended September 30, 2020 and 2019, (v) the Condensed Consolidated Statements of Changes in Stockholders' Equity for the three and nine months period ended September 30, 2020 and 2019 and (vi) the Notes to Condensed Consolidated Financial Statements.

104	Cover page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).
* Management contract or compensatory plan, contract or arrangement.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TERADATA CORPORATION

Date: November 6, 2020	By:	/s/ Mark A. Culhane
Mark A. Culhane Chief Financial Officer