Form 10-K
period 2020-12-31
TERADATA CORP /DE/
filed 2021-02-26
CIK 816761

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
    For the fiscal year ended December 31, 2020
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes   ☐    No  ☒
The aggregate market value of voting stock held by non-affiliates of the registrant as of June 30, 2020, was approximately $2.3 billion.

At January 31, 2021, there were 109.0 million shares of common stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE

Part III:	Portions of the registrant’s Notice of Annual Meeting of Stockholders and Proxy Statement, to be filed with the Securities and Exchange Commission pursuant to Regulation 14A within 120 days after registrant’s fiscal year end of December 31, 2020 are incorporated herein by reference.

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

PART I
FORWARD-LOOKING STATEMENTS
Forward-looking statements in our public filings or other public statements are subject to known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements or other public statements. These forward-looking statements were based on various facts and were derived utilizing numerous important assumptions and other important factors, and changes in such facts, assumptions or factors could cause actual results to differ materially from those in the forward-looking statements. Forward-looking statements include the information concerning our future financial performance, business strategy, projected plans and objectives. Statements preceded by, followed by or that otherwise include the words "believes," "expects," "anticipates," "intends," "projects," "estimates," "plans," "may increase," "may fluctuate," and similar expressions or future or conditional verbs such as "will," "should," "would," "may" and "could" are generally forward-looking in nature and not historical facts. You should understand that the factors described under "Risk Factors" and the following important factors could affect our future results and could cause actual results to differ materially from those expressed in such forward-looking statements:
•Our ability to timely and effectively execute our strategy, including our initiatives to provide and enhance our offerings for cloud environments;
•Our ability to rapidly and successfully develop and introduce new solutions that include highly advanced technology, and the increased difficulty and complexity associated with producing new offerings with greater capacity, delivery and performance capabilities, which may increase the likelihood of reliability, quality and operability issues;
•The rapidly changing and intensely competitive nature of the information technology ("IT") industry and the analytic data platform business, including the ongoing consolidation activity, new and emerging analytic data technologies and competitors, and pressure on achieving continued price/performance gains for analytic data solutions;
•Fluctuations in our operating results, timing of transactions, customer cancellations or non-renewals of subscription arrangements or support services, unanticipated delays or accelerations in our sales cycles and the difficulty of accurately estimating revenues;
•The impact of global economic fluctuations on the markets in general or on the ability of our suppliers and customers to meet their commitments to us, or the timing of purchases by our current and potential customers, including the potential impacts of the COVID-19 pandemic on global economies; and
•Risks inherent in operating in foreign countries, including the impact of foreign currency fluctuations, economic, political, legal, regulatory, compliance, cultural, public health, and other conditions abroad.
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
Item 1. BUSINESS
Overview. Teradata Corporation ("we," "us," "Teradata," or the "Company") is a multi-cloud enterprise data warehouse platform provider focused on helping companies leverage all their data across an enterprise to uncover real-time intelligence, at scale. In doing so, we help companies to find answers to their toughest business challenges. All efforts we perform are in support of our purpose of transforming how businesses work and people live through the power of data.

Teradata has broadened its market opportunity by evolving from an on-premises only, enterprise data warehouse company to a multi-cloud, enterprise data warehouse platform provider. We help our customers integrate and simplify their data and analytics ecosystem, streamline access and management of data, and use analytics to derive business value from diverse data types. Our target market focuses on organizations that are the world's most demanding, large-scale users of data.
The largest companies in the world have spent decades building mission-critical, complex, and large-scale on-premises data environments. However, these companies face significant challenges from ecosystems that have grown over time, including siloed data and conflicting and duplicative solutions, resulting in environments that are highly complex and expensive to maintain and manage. Despite these companies investing heavily in technology, people, and infrastructure, their employees are unable to effectively access the data they need to efficiently run their businesses or activate data to make intelligent and innovative business decisions. In addition, most of these organizations are also experiencing a dramatic increase in data volumes and complexity due to digital transformation.
As companies seek greater agility and flexibility demanded by today’s digitalized and highly disruptive economy, they are turning to cloud infrastructures. By accessing a data warehouse platform integrated within a cloud-based ecosystem, companies can flexibly access and pay for capabilities on demand integrated with the elasticity of cloud. This provides companies the ability to deploy projects and initiatives, with agility and as needed. Given the petabytes of data and the millions of queries executed daily on-premises, we know that the journey to cloud will be a significant endeavor for our customers leading to ecosystems spanning on-premises and cloud for the foreseeable future. With companies pivoting to invest in the cloud, we believe it is essential for these businesses to be able to integrate ecosystems across on-premises and across multi-cloud environments, simplify access to data wherever it resides and accommodate analytics at massive scale and speed. As a result, we believe that the market for our solutions and services is large and growing.
Our solution, Teradata Vantage™, is our data warehouse platform that allows companies to leverage all of their data across an enterprise, whether in public or private clouds, on-premises, or in a multi-cloud environment. It connects multiple sources of data to drive ecosystem simplification, delivers multi-dimensional scale and integration, and it supports customers on their journey to cloud through an integrated migration. Teradata is a leader in enabling the migration of a company's data to a cloud based ecosystem by running the same software platform in all deployments (on-premises or public cloud), providing software license portability, data and workload automation tools, as well as associated services.
Teradata Vantage also contains a secure, highly concurrent and resilient analytics engine that addresses the scalability demands of our target market, the largest companies in the world. Vantage is an open platform offering full integration of datasets, tools, analytical languages and functions within one platform, including leading commercial and open source technologies. Teradata has also made it easier for customers to purchase our solution via subscription offerings, and flexible, "pay for what you use" consumption pricing. These combined capabilities enable companies to reduce complexity, risk, and cost, while leveraging data as an asset in solving their business challenges and driving business outcomes, which can include, among other things:
•Improving customer experience and profitability,
•Improving operational efficiency,
•Driving financial transformation with accurate and timely data,
•Creating a single integrated view of customers across digital and physical channels, and
•Creating more efficient utilization of assets through machine learning of sensor data.
Our business consulting services include a broad range of offerings, including support for organizations to establish a data and analytics vision, enable a multi-cloud ecosystem architecture and identify and operationalize analytical opportunities to ensure their ecosystem investments deliver significant value. In addition, we offer robust support and maintenance services for our offerings.

Teradata operates from numerous locations within the United States with the primary locations being San Diego, California, and Atlanta, Georgia. In addition, we have sales, services, research and development, and administrative offices located in 35 countries.
For the calendar year ended December 31, 2020, we had total revenues of $1.836 billion, of which approximately 56% was derived from the Americas region (North America and Latin America) and 44% from the International regions (Europe, Middle East, Africa, Asia Pacific and Japan). For financial information about our segments and geographic information, see "Note 14-Segment, Other Supplemental Information and Concentrations" in the Notes to Consolidated Financial Statements elsewhere in this Annual Report.
History. Teradata originated as a startup in a garage in Brentwood, California, and was incorporated in 1979 as a Delaware corporation, driven by the need for robust computing power to harness the value of aggregated data. In 1991, Teradata was acquired and operated as a division until it was spun off as an independent, publicly-traded company named Teradata Corporation (NYSE: TDC) on September 30, 2007.
Industry and Market Opportunity. Our view is that data and analytics continue to be a management priority for industry-leading companies. We believe that companies are facing significant ongoing increases in data volumes and proliferation of data silos. Furthermore, the agility provided by cloud-based technologies provides significant benefit, but also creates additional complexity, with the rise of and ecosystems that must span multiple cloud and on-premises environments. These factors all contribute to the increased complexity, cost, and risk associated with managing data and analytic environments. This is particularly true for our target market of global enterprise companies, and we believe that these companies require tightly integrated solutions that can accommodate significant scale and speed. We are focused on both new customer acquisition as well as growth of software consumption within our large and established customer base.
We believe Teradata’s strategy positions us to address this large market opportunity within the growing multi-billion dollar data management and analytics markets. We believe our multi-cloud data warehouse software solution will lead to reduced risk and cost for enterprise companies while enabling data insights and outcomes driving meaningful business value. We also believe our experience positions us to support these companies with the design and implementation of next generation secure, multi-cloud data and analytics ecosystems. We have tailored Teradata's offerings to provide flexibility and choice of deployment environments, whether on-premises or in one of the top public clouds, alongside portability of licenses, allowing companies to de-risk their investments.
Our Strategy. Teradata’s strategy is based on our differentiated value proposition for the top 10,000 largest enterprises in the world. Our strategy is to provide a multi-cloud data warehouse platform, Teradata Vantage. Teradata Vantage is a scalable, secure, highly concurrent and resilient data warehouse platform that is designed to help companies solve complex data challenges at scale. We enable enterprises with a data management solution to support their data and analytic ecosystems. Furthermore, as demand in the data warehouse market shifts to the cloud, we provide customers with the ability to migrate their data warehouse to a cloud-based platform.
We believe we are differentiated by providing our platform offering across a secure, multi-cloud ecosystem. This includes the ability to simplify the management of an ecosystem that spans on-premises or private cloud platform instances, alongside deployments in any of the top public cloud offerings including Amazon Web Services, Microsoft Azure, and Google Cloud. Furthermore, we augment these offerings with our "pay as you go" consumption pricing to provide flexibility for customers to expand capabilities on an as-needed basis. The multi-cloud capability and consumption pricing combine to enable our customers to de-risk their investments and buying decisions, as well as provide public cloud vendor flexibility. With cloud elasticity and our multi-dimensional scalability, we provide a fast path for customers to grow analytics to scale, delivering robust business outcomes.
As customers seek to increasingly grow their footprint in cloud, our strategy supports existing and new on-premises customers on that journey with the fastest path to migration that is enabled through license portability, same software enabled in all environments, as well as data and workload migration tools and services. Through this differentiated set of offerings for our target market, we help customers build for the future, now.

By prioritizing the fundamental capabilities of a modern multi-cloud data warehouse, we are resetting expectations and market perceptions. We are enabling a competitive and compelling total cost of ownership by building out best-in-class capabilities that provide an easy experience for ingestion, exploration, development, consumption and operationalization of data and analytics. With an outstanding user experience and the flexibility of cloud, we are attracting new customers to grow from demos and trials, to scale.
Furthermore, with increasingly fragmented ecosystems consisting of best-of-breed tools, our strategy drives an open platform approach, enabling integration into cloud and partner ecosystems. This integration extends the data and analytical capabilities of our offerings, allowing our customers greater flexibility to leverage the tools of their choice, deployed on top of a scalable and robust data warehouse platform. By empowering customers and partners to build how they like, we enable hundreds of business outcomes and solutions.
Our strategic objectives are to:
•Strengthen our multi-cloud data warehouse offering by building out next generation cloud capabilities,
•Reset market perceptions to establish Teradata’s position in the cloud market,
•Enable end-to-end business outcomes through a seamless cloud user experience,
•Expand our product capabilities through deeper integration with cloud ecosystems,
•Focus on partner enablement to drive solution execution on Teradata Vantage,
•Accelerate our transition to the cloud by supporting our customers on their migration journeys,
•Expand strategic public Cloud Service Provider relationships,
•Expand our go-to-market reach through new customer acquisition, vertical investments, expanding customer success programs and strengthening our partner relationships, and
•Deliver operational excellence through efficient cost management and execution.
Our strategy is further supported by various people initiatives to drive a growth-oriented culture, as well as an increased focus on diversity, equity and inclusiveness, to attract and support high performing, top talent, and diverse teams.
Customers. Teradata concentrates on enterprise companies, the 10,000 largest businesses in the world, which view data as a strategic asset, with focus on both business users and technology buyers. We have an additional focus on the following industries: Financial Services, Government, Healthcare, Manufacturing, Retail, Telecommunications, and Travel/Transportation. We believe that these industries provide a good fit for our analytic solutions and services as they typically have the greatest analytic potential with large and growing data volumes, as well as complex data management requirements, and large and varied groups of users. When looking at new customer acquisition, we aim to drive adoption of our Teradata Vantage software. In addition, we are targeting our existing customer base to increase the consumption of Teradata's software, and in particular, supporting our customers with their journeys to the cloud and to exploit new uses of data and analytics.
The extent to which any given customer contributes to our revenues has historically varied significantly from year to year and quarter to quarter, although we currently do not have any customer who represents 5% or more of our total revenue. We have been highly successful in converting customers from perpetual to subscription-based purchasing options, which results in more ratable revenue recognition and we believe this will increase the predictability of our revenue and the durability of our cash flows in the future. Due to the size and complexity of our sales transactions, the sales cycle can often be long.
Seasonality. Historically, our deal volume is seasonal, in line with customer spending patterns, with lower volume typically in the first quarter and higher volume generally in the fourth quarter of each calendar year. Such seasonality causes our working capital cash flow requirements to vary from quarter to quarter depending on the variability in the volume, timing, and mix of platform sales. As we have transitioned the business to subscription-based transactions, the business is becoming less seasonal as subscription renewals are more evenly distributed throughout the year. This is impacting timing of cash collection and billings. However, typical of the enterprise software market, Teradata will continue to have significant deal volume seasonality that skews to the fourth quarter. Historically, cash provided by operating activities is higher in the first half of the year due to collections of the higher receivable balances at December 31 driven by the higher volumes in the fourth quarter and receipts from annual renewals of our maintenance support agreements. In addition, deal volume in the third month of each quarter has historically been significantly higher than in the first and second months. These factors, among others as more fully described in Item 1A, Risk Factors, elsewhere in this Annual Report, make forecasting more difficult and may adversely affect our ability to accurately predict financial results.
Backlog. Our backlog was approximately $2.9 billion at December 31, 2020, an increase from $2.7 billion on December 31, 2019. Approximately $1.5 billion of the backlog at December 31, 2020 is expected to be recognized as revenue in 2021. Backlog consists of firm contracts for work that has not yet been performed or goods that have not been delivered. Backlog includes $537 million at December 31, 2020 and $533 million at December 31, 2019 for backlog that had been invoiced, and therefore, was included in deferred revenue. Although we believe that the contract value included in backlog is firm, some contracts may provide that the Company is contractually obligated to perform but gives the customer the right to cancel for convenience by giving notice to Teradata.
Sales, Marketing and Partners
Sales and Marketing. We primarily sell and market our solutions and services through a direct sales force. We have greater than 80% of our employees in customer-facing and/or revenue-driving roles (including sales, marketing, consulting, customer service, and product engineering).
We support our sales force with marketing and training programs that are designed to:
•Grow awareness and increase perception of Teradata as a multi-cloud leader, highlighting our technology leadership, differentiation, cloud and analytics expertise;
•Lead customers on their cloud journeys with the benefits of multi-cloud and hybrid cloud capabilities;
•Create demand for and adoption of our Teradata Vantage data warehouse platform;
•Educate and enable the sales force with the skills and knowledge to deliver our value proposition; and
•Provide a robust set of tools for use by our sales teams.
Teradata focuses our brand messaging on the Company’s strength as a multi-cloud data warehouse platform provider. To support the Company’s growth objectives, we employ a broad range of marketing strategies, including programs to inform, educate and generate demand with customers and prospects, as well as keep our leading technology position at the forefront of the media, industry analysts, academics, and other influencers. These strategies include targeted account-based marketing, our global website, digital marketing, demos and trials of our software, webinars, virtual conferences and events now, and physical events when again safe to do so, post the global pandemic, public and media relations, social media, and an extensive customer reference program.
Strategic Partnerships. We seek to extend our sales and marketing reach by partnering with cloud service providers, alliance partners (including independent software vendors and open-source software distributors), leading global and regional systems integrators, consultants, and universities that we believe complement our differentiated offerings. Strategic partnerships are a key element in our ability to leverage the value and expand the scope of our data warehouse offering in the marketplace.
•Cloud Service Providers: Teradata has established partnerships with the top three global public cloud service providers: Amazon Web Services ("AWS"), Microsoft Azure, and Google Cloud, so that Teradata can provide companies around the globe access to Teradata’s Vantage offering in the public cloud, both in a Do-It-Yourself or As-A-Service mode to accommodate customer preferences.
•Alliance Partners: Teradata has a focus on working collaboratively with independent software vendors in several areas, including tools, data and application integration solutions, data mining, analytics, business intelligence, and specific analytic and industry solutions. Our goal is to provide choices to our customers with partner offerings that are optimized and certified to work with Teradata Vantage to deliver end-to-end data warehouse analytic solutions and to provide comprehensive capabilities that support the customer’s analytic ecosystem.
•Systems Integrators and Consultants: We also work with a range of systems integrators and consultants who engage in the design, implementation, and integration of data warehouse and analytic solutions and analytic applications for our joint customers. Our strategic partnerships with select global consulting and systems integration firms provide broad industry and technology expertise in the design of business solutions that leverage Teradata technology to enable enterprise analytics.
Competition. We compete in a large and growing data management and analytics market that is attractive to both current and new competitors. Participants in our general market include traditional data warehouse competitors such as IBM, Oracle, SAP, as well as new cloud-only data warehouse vendors (such as Amazon, Google, Snowflake), and open-source providers. We believe our focus on multi-cloud ecosystem simplification, solving for the most scalable and complex workloads and delivering business outcomes enables us to successfully compete within our target market. We believe that our Teradata Vantage platform is highly differentiated, delivers substantive scale and integration, and is uniquely positioned to provide significant business value to our customers. Furthermore, we provide our customers with the opportunity to de-risk their buying decisions with access to deploy across the top public clouds, private cloud and on-premises, coupled with flexibility in purchasing and portable licensing. For more information on competition, see Item 1A, Risk Factors, in this Annual Report.
We believe that the principal competitive factors for our products and services include: data and analytics experience; business outcome delivery; multi-cloud offerings and experience; customer references; technology leadership; product quality; performance, scalability, availability, and manageability; support and consulting services capabilities; management of technologies in a complex analytical ecosystem; industry knowledge; and total cost of ownership. We believe we have a competitive advantage in providing complete, integrated, and optimized data warehouse platform capabilities and analytic services that address customers’ business, technical, and architectural requirements. Our differentiation is especially strong in our target market of the world’s leading enterprises and their mission-critical, complex, large-scale environments and requirements.
Research and Development ("R&D"). We remain focused on designing and developing data warehouse technologies that anticipate our customers' evolving needs and support our customers in solving their most complex business challenges. Our teams are focused on extending our Teradata Vantage data warehouse platform to have differentiated capabilities for our customers’ multi-cloud and hybrid ecosystems. This includes simplifying the journey to cloud, as well as enabling a transformative cloud experience. With a focus on opening up the platform, we are building out deep integration with cloud data and analytic ecosystems, including advanced analytics and artificial intelligence tools. Furthermore, with a strong focus on partnerships, our R&D team is extending our platform to enable deeper partner integration with a broader range of solution and services providers.
We believe our extensive and deeply talented R&D workforce is one of our core strengths. Our R&D team is located in multiple locations around the world to take advantage of global engineering talent. We anticipate that we will continue to have significant R&D expenditures, which may include complementary strategic acquisitions, to help support the flow of innovative, high-quality cloud-based offerings with a superior user experience, as well as services, which are vital to our leading competitive position. For information regarding the accounting and costs included in R&D activities, see "Note 1-Description of Business, Basis of Presentation and Significant Accounting Policies" in the Notes to Consolidated Financial Statements elsewhere in this Annual Report.
Intellectual Property and Technology. The Company owns 648 patents in the United States and 6 patents in foreign countries. The foreign patents are generally counterparts of the Company’s United States patents. The Company also is the exclusive licensee of four additional patents in the United States and three additional patents in foreign countries. Many of the patents that we own are licensed to others, and we are licensed to use certain patents owned by others. While our portfolio of patents and patent applications in aggregate is of significant value to our Company, we do not believe that any individual patent is by itself of material importance to our business.
In addition, the Company owns copyrights and trade secrets in our code base that comprises all of the Teradata software offerings, including analytic data platforms and analytic applications. Teradata’s software offerings reflect the investment of hundreds of person-years of development work.
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

Sources of Materials. Our hardware components are assembled and configured by Flex Ltd. ("Flex"). Our platform line is designed to leverage the components from manufacturers that we believe are industry leaders. Our data storage devices and memory components utilize industry-standard technologies but are selected and configured to work optimally with our software and hardware platform. Flex also procures a wide variety of components used in the assembly process on our behalf. Although many of these components are available from multiple sources, Teradata utilizes preferred supplier relationships to better ensure more consistent quality, cost and delivery. Typically, these preferred suppliers maintain alternative processes and/or facilities to ensure business continuity of supply. Given our strategy to outsource product assembly activities to Flex and to source certain components from single suppliers, a disruption in production at Flex or at a supplier, or a global shortage of components, could impact the timing or profitability of customer shipments. In addition, a significant change in the forecasts to any of these preferred suppliers could result in purchase obligations for components that may be in excess of demand. Although the Company has not experienced significant disruptions in its supplier relationships due to the COVID-19 pandemic, the ongoing pandemic continues to present potential supply chain uncertainty, and the Company has implemented programs to mitigate these potential risks. For more information, see Item 1A Risk Factors in this Annual Report.
Human Capital
Teradata’s human capital management objectives are to attract, retain, and develop the highest quality of talent, which allows our employees to thrive while positioning us as to execute our Company strategy and drive profitable growth. Our future success depends on our ability to attract and retain the services of senior management and key personnel in all functional areas of our Company, with a heightened focus on sales and cloud talent. Competition for acquiring top talent and retaining our highly skilled personnel is intense throughout the IT industry. Our programs are designed to align to our core principles and focus on meaningful work, enabled management, a positive and inclusive workplace environment, career growth opportunities, and transparent and trustworthy leadership. We also provide competitive pay and offer comprehensive health and wellness benefits and programs.
As of December 31, 2020, we had approximately 7,543 employees globally, with approximately 30% employed in the United States and 70% across the rest of the world. Our global workforce is critical to our overall business strategy across target markets. During fiscal 2020, our overall headcount decreased by approximately 10% as we continued to align our talent needs to drive our Company’s cloud-first, profitable growth strategy, including through both voluntary and involuntary workforce rationalization measures.
Diversity, Equity, and Inclusion. Teradata’s core strength is our people, and creating an inclusive workplace where everyone feels safe and welcome being their genuine and authentic selves is a key focus for us. We are an equal opportunity employer, committed to sustaining a world-class team by providing an environment that is intentionally inclusive and fully encourages and leverages diversity in all aspects of our business.
We have many people and culture initiatives, with a strong focus on diversity, equity, and inclusion ("DEI").
•Our executive team has signed a pledge committing to DEI and racism.
•We created a DEI Advisory Board to support the Company’s mission to eradicate racism and inequality in the workplace.
•We provide resources and tools for our employees to help them engage within culturally- and geographically-dispersed work teams to enable a culture of growth, learning, and collaboration. In 2020, we launched our Culture Learning Lab, Inclusive Leadership Learning Lab, and Diversity Dialogues programs, all of which deliver interactive learning that heightens the behaviors and insights that build and support an inclusive culture and strive to erase bias.
•We continue to empower our Inclusion Communities, which are networks of employees who unite based on shared characteristics, life experiences, or common interests. These communities are designed to provide support, networking and enhanced career and personal development. These networks include Teradata Alliance of Black Employees, Blend, Veterans Community, Teradata Pride, HISPA (Hispanic and Latin Allies), Women of Teradata, Green Team, Terabytes (work-life integration), and Toastmasters International.

•In further support of the communities where we operate and live, we launched a Diversity in Technology Scholarship Program for underrepresented minorities who are pursuing STEM-related degrees; and
•Teradata earned a score of 90 out of 100 in the Human Rights Campaign 2021 Corporate Equality Index (CEI), a benchmarking survey and report that measures corporate policies and practices related to LGBTQ equality.
We believe that a diverse workforce is critical to the Company’s success, and we will continue to focus on the hiring, retention and advancement of underrepresented minorities and women in technology.
Health, Safety, and Wellness. We are committed to the health, safety, and wellness of our employees. We provide our employees and their families with access to a variety of flexible and convenient health and wellness programs. In 2020, in response to the COVID-19 pandemic, we took several actions to promote the health and well-being of our employees, as described below under "COVID-19 Update" in Item 7, Management Discussion and Analysis Of Financial Condition and Results of Operations ("MD&A").
Compensation and Benefits. A key to our attraction, retention, and engagement strategies are the robust compensation and benefit programs we provide that are designed to meet the varied and evolving needs of a diverse workforce globally. In addition to our base pay scheme, these programs (which vary by country/region) include sales incentive, annual bonuses, stock awards, an Employee Stock Purchase Plan, a 401(k) Savings Plan, healthcare and insurance benefits, paid time off, family leave, and paid parental leave.
Talent Development. Teradata is continuously focused on promoting the professional development of our employees and providing tools that enable employees to manage their careers. Our talent development programs provide employees with the resources to advance their careers, build leadership skills, and lead within their organizations. We have launched on-demand learning resources, such as LinkedIn Learning and Country Navigator. Our Learning Labs focus on Understanding Culture, Inclusive Leadership and Creating Your Personal Brand. We also provide executive and management development programs.
Community Engagement. We believe that building connections between our employees, their families, and our communities creates a more meaningful, fulfilling, and enjoyable workplace. We support local STEM education programs to ensure emerging leaders in our communities have opportunities to explore their interests. Our Teradata Cares program empowers our employees to help build strong and vibrant communities, improve quality of life, and make a positive difference where we live and work through volunteerism and giving. We support our employees’ giving and volunteer efforts by providing matching donations for employee contributions to qualified not-for-profit agencies, project grants, Annual Days of Caring, and supporting communities where we have employee populations. To further enable employees to support the charity of their choice, we afford every employee four days a year, during normal working hours, for volunteer efforts of their choice.
Properties and Facilities. Our corporate headquarters is located in San Diego, California. As of December 31, 2020, we operated 79 facilities in 35 countries throughout the world. We own our San Diego complex, while all other facilities are leased.
Information About Our Executive Officers. The following table and biographies sets forth information as of February 26, 2021 regarding the individuals who are serving as our executive officers.

Name	Age	Position(s)
Stephen McMillan	50	President and Chief Executive Officer
Hillary Ashton	49	Chief Product Officer
Todd Cione	51	Chief Revenue Officer
Mark Culhane	61	Chief Financial Officer
Kathleen Cullen-Cote	56	Chief Human Resources Officer
Martyn Etherington	59	Chief Marketing Officer
Daniel Harrington	57	Chief Services Officer
Margaret Treese	54	Chief Legal Officer

Stephen McMillan. Stephen McMillan is the Company’s President and Chief Executive Officer and has served in this role since joining the Company in June 2020. Mr. McMillan has served on the Company’s Board of Directors since June 2020. Previously, he served as the Executive Vice President of Global Services for F5 Networks, Inc., a transnational company that specializes in application services and application delivery networking, from October 2017 when he joined F5 until May 2020. Prior to joining F5, from September 2015 until October 2017, he was Senior Vice President, Customer Success and Managed Cloud Services at Oracle, where he was responsible for developing, overseeing, and expanding a customer success organization focused on the company’s strategic SaaS portfolio .From May 2012 to September 2015, he served as Senior Vice President, Managed Cloud Services at Oracle. Prior to joining Oracle, Mr. McMillan spent 19 years at IBM, where he held a number of leadership roles focused on global managed services, consulting, and IT.
Hillary Ashton. Hillary Ashton is the Company’s Chief Product Officer and has served in this role since August 2020. Prior to that Ms. Ashton served as the Executive Vice President of Teradata Products from November 2019, when she joined the Company, until August 2020. Prior to joining Teradata, she served as Executive Vice President and General Manager of PTC’s Augmented Reality (AR) business unit from July 2018 until November 2019. In this role, she was responsible for all operational aspects of the Vuforia business and its product lines, including executive leadership and vision, strategy, sales, and marketing. From 2014 to 2018, she served as SVP of Analytics SaaS solutions at Manthan and as Director, Customer Intelligence Solutions at SAS from 2003 to 2014.
Todd Cione. Todd Cione is the Company’s Chief Revenue Officer and has served in this role since joining Teradata in January 2021. Mr. Cione served as the Head of U.S. Enterprise Accounts for Apple, Inc., from the time he joined the company in July 2017 until December 2020. Prior to joining Apple, from 2016 until 2017, he was Senior Vice President, Oracle Digital, North America Applications, and from 2013 to 2015, he served as Chief Revenue Officer at Rackspace. Prior to joining Rackspace, Mr.Cione spent 15 years at Microsoft, where he most recently served as the Asia-Pacific Chief Operating Officer, based in Singapore.
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
Daniel Harrington. Daniel Harrington is the Company’s Chief Services Officer and has served in this role since 2012. Previously, from 2007 to 2012, Mr. Harrington served as Executive Vice President, Technology and Support

Services of Teradata. Prior to joining Teradata, he served as Vice President, Customer Services, Teradata Division of NCR Corporation, from 2005 until 2007. From 1999 to 2005, he was Vice President, Northern Europe, Teradata Division at NCR with responsibility for European sales. Prior to that, Mr. Harrington held a number of positions of increasing responsibility in the areas of sales, marketing and product management at NCR since joining the company in 1985.
Margaret Treese. Margaret Treese is the Company’s Chief Legal Officer and has served in this role since November 2020. Previously, from 2018 until January 2020, she served as Teradata’s Deputy General Counsel and Secretary. From 2007 until 2018, she served as the Chief Corporate and Governance Counsel and Assistant Secretary and was named Corporate Secretary of Teradata in 2018. Prior to joining Teradata, from 1995 to 2007, Ms. Treese held positions of increasing responsibility at NCR, including Law Vice President and Chief Americas Region Counsel for the Teradata Division Law Group, Chief Corporate Counsel and Assistant Secretary.
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
Teradata - Investor Relations
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
RISKS RELATED TO OUR BUSINESS AND OPERATIONS
Our failure to successfully execute our cloud-first strategy and achieve the anticipated benefits of our business transformation could have a material adverse effect on our business, financial condition, results of operations and cash flows.
The successful implementation of our cloud-first strategy and completion of our business transformation presents organizational and infrastructure challenges. We may not be able to implement and realize some or all of the anticipated benefits from our strategy or our business transformation plan on a timely basis, or at all. Events and circumstances, such as financial or unforeseen difficulties, delays and unexpected costs, may occur that could result in our not realizing desired outcomes. Any failure to substantially implement the transformation of the Company in accordance with our expectations could have a material adverse effect on our financial results. Even if the anticipated benefits and savings are substantially realized, there may be unforeseen consequences, internal control issues, or business impacts. Additionally, because of our restructuring efforts in connection with our business transformation, we may experience a loss of continuity, loss of accumulated knowledge or loss of efficiency during transitional periods. Reorganization and restructuring may require a significant amount of management and other employees' time and focus, which may divert attention from operating activities and growing our business. Failure to achieve some or all of the expected benefits of these activities could have a material adverse effect on our competitive position, business, financial condition, results of operations and cash flows.
A core component of our strategy is to expand and enhance our offerings for cloud environments. It is uncertain whether these new offerings and deployment models will prove successful or whether we will be able to develop the necessary business models, infrastructure and systems to support the business. This includes acquiring, retaining and developing the right human capital to execute our business strategy in a competitive job market. In addition, market acceptance of new product and service offerings will be dependent in part on our ability to include functionality and usability that address customer requirements, and to optimally price our offerings and services to meet customer demand and cover our costs. Our go-to-market, cloud and multi-cloud cloud strategies also must adjust to customers' changing buying preferences, and there can be no assurance that our go-to-market approach will adequately and completely address such preferences. New product and services offerings may increase our risk of liability and cause us to incur significant technical, legal or other costs. If we are unable to correctly respond to these issues, our business could be harmed.
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
Our success depends on our product innovation, particularly with respect to the advancement of our cloud-based technologies. If we are unable to successfully develop and launch cloud-based products and product enhancements and/or enable our data warehouse platform to operate effectively in cloud environments, our business, financial condition, and results of operations could be harmed.
To succeed in the intensely competitive IT industry, we must continually improve, refresh and expand our product and service offerings to include newer features, functionality, and deployment options and to keep pace with price-to-performance gains. This is particularly the case in the demand for analytic solutions in a cloud-based environment. The successful execution of our cloud-first strategy is dependent on the advancement of our cloud-based technologies. In furtherance of this strategy, we are focusing a significant amount of our R&D activities and resources to the development of cloud-based products and product enhancements and to enable our data warehouse platform to operate effectively in cloud environments. If we are unable to successfully develop and launch cloud-based products and product enhancements and/or enable our data warehouse platform to operate effectively in cloud environments, our business, financial condition, and results of operations could be harmed.
Shortened product life cycles due to customer demands and competitive pressures impact the pace at which we must introduce and implement new technology. This requires a high level of innovation by both our software developers and the suppliers of the third-party software components included in our solutions. In addition, bringing new offerings to the market entails a costly and lengthy process, and requires us to accurately anticipate customer needs and technology trends. If we are unable to respond to market demands, develop leading technologies, timely deliver offerings to the market, and maintain leadership in analytic data solutions performance and scalability, our business operations may be adversely affected.

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
Teradata’s platform offerings have been expanded to include a variety of subscription options, which impact the timing of when revenues are recognized and related cash flows are collected. In addition, due to the recent transition to subscription revenues, we currently derive a significant portion of our overall revenues from subscription services in which we have limited renewal experience, which carries additional risk. The IT industry generally has been experiencing increasing pricing pressure from customers when purchasing or renewing support agreements. Mergers and acquisitions in certain industries that we serve could result in a reduction of the software and hardware being supported and put pressure on our subscription and support terms with customers who have merged. Given these factors, there can be no assurance that our current customers will renew their subscription and/or support agreements or agree to the same terms when they renew, which could result in our reducing or losing subscription and/or support fees which could adversely impact operating results.
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
We may experience variability in our operating results based on the purchasing behavior of our customers.
As part of our strategy, our business has substantially shifted from traditional, perpetual pricing and revenue model to a subscription-based model in which less revenue is recognized upfront at the time the customer enters into a transaction. The pace and extent to which customers will continue to purchase and renew our offerings on a subscription basis is variable and therefore has impacts on our results and operations. In addition, we have recently introduced flexible pricing options for our cloud customers, including consumption-based, "pay as you go" pricing. Under such a pricing model, we generally recognize revenue based on consumption. To the extent that customers opt for such a flexible pricing model, we may not be able to accurately forecast the timing of customer consumption of our offerings. As a result, our actual results may differ from our projections. Furthermore, our on-premises subscription arrangements may provide the customers with the right to cancel our agreement upon certain notice periods, which we may change in the future. Such arrangements may impact the timing of revenue recognition for these customers and result in fluctuations in our quarterly operating results.
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
External factors, such as negative public remarks or accusations, could also be damaging. Damage to the perception or reputation of our brands could result in, among other things, declines in customer loyalty, customer cancellations or non-renewals, lower employee retention and productivity and vendor relationship issues, all of which could materially affect our revenue and profitability.In addition, given our history as an on-premises platform provider, one of our strategic objectives is to reset market perceptions to establish our position in the cloud market. A misperception in the market regarding our cloud capabilities could negatively impact our ability to migrate existing on-premises customers to our cloud-based solutions and/or acquire new customers for our cloud business.
Our future results depend in part on our relationships with key suppliers, strategic partners and other third parties.
Our development, marketing and distribution plans depend in part on our ability to form strategic alliances with third parties that have complementary offerings, software, services and skills. Our strategic partners include consultants and system integrators, software and technology providers, hardware support service providers, and indirect channel distributors in certain countries. These relationships involve risks, including our partners changing their business focus, entering strategic alliances with other companies, being acquired by our competitors, failing to meet performance criteria or improperly using our confidential information. If we fail to maintain or expand our relationships with strategic partners, or if we are forced to seek alternative technology, or technology for new solutions, that may not be available on commercially reasonable terms, our business may be adversely affected.
Third-party vendors provide important elements to our solutions; if we do not maintain our relationships with these vendors or if these vendors cease to be going concerns, interruptions in the supply of our offerings may result. There are some components of our solutions that we purchase from single sources due to price, quality, technology or other reasons. For example, we rely on Flex as a key single source contract manufacturer for our on-premises hardware systems. In addition, we buy servers from Dell Technologies Inc. and storage disk systems from NetApp, Inc. Some components supplied by third parties may be critical to our solutions, and several of our suppliers may terminate their agreements with us without cause with 180-days notice. In addition, we rely on certain vendors for hardware support services and parts supply. If we were unable to purchase necessary services, parts, components or offerings from a particular vendor and had to find an alternative supplier, our shipments and deliveries could be delayed. Also, quality issues, a disruption in our supply chain or the need to find alternative suppliers could impact the costs and/or timing associated with procuring necessary offerings, components and services. In any case, our operations could be adversely impacted. Similarly, our suppliers’ offerings and services have certain dependencies with respect to their own supply chain networks, and supply issues among our suppliers’ suppliers may also adversely impact our business.
As part of our cloud-first strategy, the growth of our business is dependent on our relationships with public cloud service providers, Amazon, Google, and Microsoft. Our strategic partnerships with Amazon, Google and Microsoft for our cloud offerings on AWS, Google and Azure, respectively, require significant investments to ensure that our solutions are optimized in these cloud environments. In addition, these cloud service providers maintain relationships with certain of our competitors, and may in the future establish relationships with additional competing cloud data warehouse platform providers. Any of these cloud service providers may decide to modify or terminate our business relationship, or may otherwise enter into preferred relationships with one or more competing cloud data warehouse platform providers. If we are unsuccessful in meeting performance requirements or obtaining future returns on these investments, or if we are otherwise unable to maintain adequate relationships with any of these cloud service providers, our financial results may be adversely impacted.
The Company's business, results of operations, and financial condition have been adversely affected, and could in the future be materially adversely affected, by the COVID-19 pandemic.
As more fully described elsewhere in this Annual Report on Form 10-K, our business, results of operations, and financial condition have been adversely affected by the COVID-19 pandemic. The degree to which the COVID-19 pandemic in the future affects our business, financial condition, and results of operations will depend on future developments, which are highly uncertain and cannot be predicted, including, but not limited to, the duration and spread of the unprecedented pandemic, its severity, the actions to contain the virus or respond to its impact, the successful distribution of vaccines and their effectiveness, and how quickly and to what extent normal economic and operating conditions can resume. The COVID-19 pandemic or any other adverse public health development could also inhibit our ability to execute our strategic initiatives including, without limitation, improving the experience of our customers, investing identified strategic growth platforms and shifting the mix of revenue in our business to cloud as well as subscription revenue.
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
Even after the COVID-19 pandemic has subsided, we may continue to experience adverse impacts to our business as a result of the economic recession that has occurred and any economic recession that may occur in the future. The COVID-19 pandemic could also exacerbate or trigger other risks, any of which could have a material adverse effect on our business, results of operations and financial condition.
A breach of security, disruption, or failure of our information systems or those of our third-party providers could adversely impact our business and financial results.
Our operations are dependent on our ability to protect our computer equipment and the information stored in our databases (and the computer equipment and database information of certain suppliers and other third parties) from damage by, among other things, earthquake, fire, natural disaster, cyber-attacks, power loss, telecommunications failures, unauthorized intrusions, malicious or unintended insider actions that cause loss of data or loss of systems, including phishing schemes, and other events. The occurrence of one or more of these events could result in system failures and other interruptions in our operations, which could have a material adverse effect on our business, financial condition or results of operations. Additionally as a result of the COVID-19 pandemic, including related governmental guidance or directives, we have required most employees to work remotely. This increases vulnerability to our systems as additional endpoints need to be managed.
Prior to our transition to a subscription-based business, our customers generally purchased or leased on-premises hardware systems used in connection with our software solutions, which our customers deployed and operated. With respect to these types of customer on-premises solutions, the customer, directly or through its selected services providers, manages all aspects of the data controls and security with respect to any confidential, private or otherwise sensitive information stored or processed through these solutions, including any personally identifiable data or information, such as non-public data regarding our customers’ employees, customers' customers, consumers, data subjects, individuals’ identities, individual financial accounts and health information. By contrast, our software-as-a-service or cloud offerings generally require us to deploy or operate solutions for our customers, directly or through the use of third-party services providers, either on-premises at customer-selected data center facilities, or at third-party-hosted data center facilities. With respect to these cloud and software-as-a-service offerings, we and such service providers have increased roles, responsibilities and risk exposures regarding some or all aspects of the data controls and security with respect to any confidential, private or otherwise sensitive information stored or processed through these solutions on our systems or those of selected third-party providers. If unauthorized access to or use of such information or systems occurs, despite data security measures and third-party commitments to protect them, our results of operation, reputation, and relationships with our customers could be adversely impacted.
Experienced computer programmers, Nation State Sponsored Advanced Persistent Code ("NSSAPC") attackers (from countries such as Iran, China, Russia and certain European Eastern Bloc countries) and hackers may be able to penetrate our network security or that of our third-party providers and misappropriate or compromise our intellectual property or other confidential information or that of our customers, create system disruptions or cause shutdowns. Computer programmers and hackers also may be able to develop and deploy viruses, worms, and other malicious software programs that attack our offerings or otherwise exploit any security vulnerabilities of our offerings. In addition, phishing-scheme-perpetrators may be able to lure employees or contractors into providing such perpetrators with information that may enable them to avoid some of our network security controls or those of third-party providers which could result in system disruptions or a loss of confidential and proprietary information.
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
Generating substantial revenues from our international operations poses several risks.
In 2020, the percentage of our total revenues from outside of the United States was 50%. We have exposure to more than 30 functional currencies. The risks associated with the geographic scope of our business operations include, among other things the following:
•Cultural and management challenges associated with operating in developing countries;
•Longer payment cycles for sales in foreign countries and difficulties in enforcing contracts and collecting accounts receivable;
•Fluctuations in the value of local currencies;
•Tariffs or other restrictions on foreign trade or investment;
•US-China trade disputes or other international trade disputes may adversely affect sales of our solutions and services and may result in longer sales cycles;

•The continued economic and legal uncertainty around how the United Kingdom's exit from the European Union (known as Brexit) will impact the United Kingdom’s access to the EU Single Market, the related regulatory environment, the global economy and the resulting impact on our business; and
•The impact of catastrophic weather or other negative effects of climate change and public health crises (such as the COVID-19 pandemic), on our facilities, operations and/or workforce, as well as those of our customers, supply chains and distribution channels, throughout the world, particularly those in coastal areas.
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
There is active enforcement and ongoing focus by the SEC and other governmental authorities on the United States Foreign Corrupt Practices Act, the U.K. Bribery Act of 2010 and similar anti-bribery, anti-corruption laws in other countries. Given the breadth and scope of our international operations, we may not be able to detect improper or unlawful conduct by our international partners and employees, despite our high ethics, governance and compliance standards, which could put the Company at risk regarding possible violations of such laws and could result in various civil or criminal fines, penalties or administrative sanctions, and related costs, which could negatively impact the Company's business, results of operations or financial condition.
RISKS RELATED TO OUR INDUSTRY
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
We operate in the intensely competitive IT industry, which is characterized by rapidly changing technology, evolving industry standards and models for consuming and delivering business and IT services, frequent new product introductions, and frequent price and cost reductions. In general, as a participant in the data analytic solutions market, we face:
•Changes in customer IT spending preferences and other shifts in market demands, which drive changes in the Company's competition;
•Changes in pricing, marketing and product strategies, such as potential aggressive price discounting and the use of different pricing models by our competitors;
•Rapid changes in product delivery models, such as on-premises solutions versus cloud solutions;
•Rapid changes in computing technology and capabilities that challenge our ability to maintain differentiation at the lower range of business intelligence analytic functions;
•New and emerging analytic technologies, competitors, and business models;
•Continued emergence of open source software that often rivals current technology offerings at a much lower cost despite its limited functionality;
•Changing competitive requirements and deliverables in developing and emerging markets; and
•Continuing trend toward consolidation of companies, which could adversely affect our ability to compete, including if our key partners merge or partner with our competitors.

Our competitors include established companies within our industry, including Amazon, Google, IBM, Oracle, Microsoft, and SAP, which are well-capitalized companies with widespread distribution, brand recognition and penetration of platforms and service offerings. The significant purchasing and market power of these larger competitors, which have greater financial resources than we do, could allow them to surpass our market penetration and marketing efforts to promote and sell their offerings and services. In addition, many other companies participate in specific areas of our business, such as enterprise applications, analytic platforms and business intelligence software. In some cases, we may partner with a company in one area of our business and compete with them in another. In particular, in delivering our Vantage platform in a cloud environment to certain of our customers, we partner with each of Amazon, Google, and Microsoft, which are public cloud service providers. The status of our business relationships with these companies can influence our ability to compete for analytic data solutions opportunities in such areas. In addition, we see additional competition from both established and emerging companies such as Cloudera, MongoDB, Pivotal Software and Snowflake. Failure to compete successfully with new or existing competitors in these and other areas could have a material adverse impact on our ability to generate additional revenues or sustain existing revenue levels.
Privacy concerns and laws such as the European Union’s General Data Protection Regulation, evolving regulation of cloud computing, cross-border data transfer restrictions and other domestic or foreign regulations may limit the use and adoption of our solutions and services and adversely affect our business.
Regulation related to the provision of services over the Internet is evolving, as federal, state and foreign governments continue to adopt new, or modify existing, laws and regulations addressing data privacy and the collection, processing, storage, transfer and use of data. In some cases, new data privacy laws and regulations, such as the European Union’s General Data Protection Regulation that took effect in May 2018, the California Consumer Privacy Act, which took effect in January 2020, and an amended Act on the Protection of Personal Information in Japan, expected to take effect in spring 2022, impose new obligations directly on the Company as both a data controller and a data processor, as well as on many of our customers. These new laws may require us to make changes to our solutions and services to enable Teradata and/or our customers to comply with the new legal requirements and may also increase our potential liability exposure through higher potential penalties for non-compliance. Further, laws such as the European Union’s proposed e-Privacy Regulation are increasingly aimed at the use of personal information for marketing purposes, and the tracking of individuals’ online activities. These new or proposed laws and regulations are subject to differing interpretations and may be inconsistent among jurisdictions. These and other requirements could reduce demand for our solutions and services, require us to take on more onerous obligations in our contracts, restrict our ability to store, transfer and process data or, in some cases, impact our ability to offer our solutions and services in certain locations or our customers' ability to deploy our solutions globally. For example, legal challenges in Europe regarding how companies transfer personal data from the European Economic Area to the United States could result in further limitations on the ability to transfer data across borders, particularly if governments are unable or unwilling to reach new or maintain existing agreements that support cross-border data transfers, such as renewing the EU-U.S. and Swiss-U.S. Privacy Shield framework. Additionally, certain countries have passed or are considering passing laws requiring local data residency. The costs of compliance with, and other burdens imposed by, privacy laws, regulations and standards may limit the use and adoption of our solutions and services, reduce overall demand for our solutions and services, make it more difficult to meet expectations from or commitments to customers, lead to significant fines, penalties or liabilities for noncompliance, or slow the pace at which we close sales transactions, any of which could harm our business.
In addition to government activity, privacy advocacy and other industry groups have established or may establish new self-regulatory standards that may place additional burdens on our ability to provide our solutions and services globally. Our customers expect us to meet voluntary certification and other standards established by third parties, such as related International Organization for Standardization ("ISO") standards. If we are unable to maintain these certifications or meet these standards, it could adversely affect our ability to provide our solutions to certain customers and could harm our business
Furthermore, concerns regarding data privacy may cause our customers’ customers to resist providing the data necessary to allow our customers to use our solutions and services effectively. Even the perception that the privacy of personal information is not satisfactorily protected or does not meet regulatory requirements could inhibit sales of our offerings or services and could limit adoption of our cloud-based solutions.
RISKS RELATED TO HUMAN CAPITAL
We depend on key employees and face competition in hiring and retaining qualified employees.
Our employees and access to talent are critical to our success. Our future success depends on our ability to attract and retain the services of senior management and key personnel in all functional areas of our Company, including engineering and development, marketing and sales professionals, and consultants. Competition for highly skilled personnel and acquired talent in the IT industry is intense. Furthermore, to advance our cloud-first strategy, we are required to attract and retain talent with expertise in cloud-based technologies, particularly with respect to our engineering and development teams. No assurance can be made that key personnel will remain with us, and it may be difficult and costly to replace such employees and/or obtain qualified talent who are not employees. Our failure to hire, retain and replace our key personnel could have a material adverse impact on our business operations.
RISKS RELATED TO LEGAL AND REGULATORY MATTERS
We face uncertainties regarding legal proceedings, complex and changing laws and regulations, and other related matters.
In the normal course of business, we are subject to proceedings, lawsuits, claims and other matters, including those that relate to the environment, health and safety, employee benefits, export compliance, intellectual property, a variety of local laws and regulations, and other regulatory compliance and general matters. See "Note 10-Commitments and Contingencies" in the Notes to Consolidated Financial Statements elsewhere in this Annual Report. Because such matters are subject to many uncertainties, their outcomes are not predictable. There can be no assurances that the amounts required to satisfy alleged liabilities from such matters will not impact future operating results.
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
As a technology company, our intellectual property portfolio is crucial to our continuing ability to be a leading multi-cloud data warehouse platform provider. We strive to protect and enhance our proprietary intellectual property rights through patent, copyright, trademark and trade secret laws, as well as through technological safeguards. These efforts include protection of the offerings and application, diagnostic and other software we develop.
If we are not successful in protecting our intellectual property, our business could be materially adversely impacted. We may be unable to prevent third parties from using our technology without our authorization or independently developing technology that is similar to ours, particularly in those countries where the laws do not protect our proprietary rights as fully as in the United States (such as Iran, China and certain European Eastern Bloc countries who may use NSSAPC to advance their own industries). With respect to our pending patent applications, we may not be successful in securing patents for these claims, and our competitors may already have applied for patents that, once issued, will prevail over our patent rights or otherwise limit our ability to sell our offerings.
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
We have seen a trend towards aggressive enforcement of intellectual property rights as the functionality of offerings in our industry increasingly overlaps and the volume of issued software patents continues to grow. As a result, we have been, and in the future could be, subject to infringement claims which, regardless of their validity, could:
•Be expensive, time consuming and divert management attention away from normal business operations;
•Require us to pay monetary damages or enter into non-standard royalty and licensing agreements;
•Require us to modify our product sales and development plans; or
•Require us to satisfy indemnification obligations to our customers.
Regardless of whether these claims have any merit, they can be burdensome to defend or settle and can harm our business, reputation, financial condition and results of operations.
A change in our effective tax rate can have a significant adverse impact on our business.
A number of factors may adversely impact our future effective tax rates, such as:
•The jurisdictions in which our profits are determined to be earned and taxed;
•The resolution of issues arising from tax audits with various tax authorities;
•Changes in the valuation of our deferred tax assets and liabilities;
•Adjustments to estimated taxes upon finalization of various tax returns; and
•Changes in available tax credits, especially surrounding tax credits in the United States for our research and development activities.
Tax rules may change in a manner that adversely affects our future reported results of operations or the way we conduct our business. Further changes in the tax laws of foreign jurisdictions could arise as a result of the base erosion and profit shifting project that was undertaken by the Organization for Economic Co-operation and Development ("OECD"). The OECD, which represents a coalition of member countries, recommended changes to numerous long-standing tax principles related to transfer pricing. Our income tax obligations are based in part on our corporate structure and inter-company arrangements, including the manner in which we develop, value, and use our intellectual property and the valuations of our inter-company transactions. Tax authorities may disagree with certain positions we have taken and assess additional taxes. We regularly assess the likely outcomes of these audits to determine the appropriateness of our tax provision, however, there can be no assurance that we will accurately predict the outcomes of these audits, and the actual outcomes of these audits could have a material impact on our financial condition or results of operations.

RISKS RELATED TO OUR FINANCIAL CONDITION
Our indebtedness could adversely affect our financial condition and limit our financial flexibility.
The Company's indebtedness could:
•Expose us to interest rate risk;
•Increase our vulnerability to general adverse economic and industry conditions;
•Limit our ability to obtain additional financing or refinancing at attractive rates;
•Require the dedication of a substantial portion of our cash flow from operations to the payment of principal of, and interest on, our indebtedness, thereby reducing the availability of such cash flow to fund our growth strategy, working capital, capital expenditures, share repurchases and other general corporate purposes;
•Limit our flexibility in planning for, or reacting to, changes in our business and the industry; and
•Place us at a competitive disadvantage relative to our competitors with less debt.
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
In addition, the United Kingdom’s Financial Conduct Authority, which regulates the London Interbank Offered Rate ("LIBOR"), announced that it intends to phase out LIBOR by the end of 2021 or, for certain tenors of United States Dollar LIBOR, by the end of 2023. We have certain financial contracts, including our revolving credit agreement, term loan agreement, and interest rate swaps, that are indexed to LIBOR. The U.S. Federal Reserve has begun publishing a Secured Overnight Funding Rate, which is intended to replace U.S. dollar LIBOR. Plans for alternative reference rates for other currencies have also been announced. At this time, we cannot predict how markets will respond to these proposed alternative rates or the effect of any changes to LIBOR or the discontinuation of LIBOR. If LIBOR is no longer available or if our lenders have increased costs due to changes in LIBOR, we may experience potential increases in interest rates on our variable rate debt, which could adversely impact our interest expense, results of operations and cash flows.

Item 1B.	UNRESOLVED STAFF COMMENTS
None.

Item 2.	PROPERTIES
As of December 31, 2020, Teradata operated 79 facilities in 35 countries consisting of approximately 1.4 million square feet throughout the world. Approximately 33% of this square footage is owned and the rest is leased. Within the total facility portfolio, Teradata operates 11 research and development facilities totaling approximately 400 thousand square feet, of which approximately 54% is owned. The remaining approximately 1 million square feet of space includes office, repair, warehouse and other miscellaneous sites, and is 24% owned and 76% leased. Teradata believes its facilities are suitable and more than adequate to meet its current needs. Teradata’s corporate headquarters is in San Diego, California.

Item 3.	LEGAL PROCEEDINGS

The information required to be set forth under this Item 3 is incorporated by reference to Note 10, Commitments and Contingencies—Legal Proceedings of the Notes to Consolidated Financial Statements included in this Annual Report on Form 10-K.

Item 4.	MINE SAFETY DISCLOSURES
N/A.

PART II

Item 5.	MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Teradata common stock trades on the New York Stock Exchange under the symbol "TDC." There were approximately 28,287 registered holders of Teradata common stock as of February 4, 2021.
Teradata has not paid cash dividends and does not anticipate the payment of cash dividends to holders of Teradata common stock in the immediate future. The declaration of dividends in the future would be subject to the discretion of Teradata’s Board of Directors.
The information under the caption "Stock Ownership" and the caption "Current Equity Compensation Plan Information" in Part III, Item 12 of this Annual Report on Form 10-K is also incorporated by reference in this section.
The following graph compares the relative performance of Teradata stock, the Standard & Poor’s ("S&P") 500 Stock Index and the S&P Information Technology Index. This graph covers the five-year period from December 31, 2015 to December 31, 2020. In each case, assumes a $100 investment on December 31, 2015, and reinvestment of all dividends, if any.

## Comparison of 5 Year Cumulative Total Return

350
300
250
200
150
100
50
0
2015
2016
2017
2018
2019
2020
Teradata Corporation
S&P 500 Index
S&P Information Technology Index

	As of December 31,
Company/Index	2015	2016	2017	2018	2019	2020
Teradata Corporation	$100	$103	$146	$145	$101	$85
S&P 500 Index	$100	$112	$136	$130	$171	$203
S&P Information Technology Index	$100	$114	$158	$158	$237	$341

Purchases of Equity Securities by the Issuer and Affiliated Purchases

Section 16 officers occasionally transfer vested shares earned under restricted stock awards to the Company at the current market price to cover their withholding taxes. For the year ended December 31, 2020, the total of these purchases was 200,685 shares at an average price of $23.32 per share.
The following table provides information relating to the Company’s repurchase of common stock for the year ended December 31, 2020:

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Dilution Offset Program (1)	Total Number of Shares Purchased as Part of Publicly Announced General Share Repurchase Program (2)	Maximum Dollar Value that May Yet Be Purchased Under the Dilution Offset Program	Maximum Dollar Value that May Yet Be Purchased Under the General Share Repurchase Program
Period
First quarter total	3,656,766	$20.52	208,078	3,448,688	$1,317,522	$432,248,874
Second quarter total	—	$—	—	—	$4,374,148	$432,248,874
Third quarter total	—	$—	—	—	$7,538,584	$432,248,874
October 2020	—	$—	—	—	$8,482,039	$432,248,874
November 2020	662,619	$21.13	429,440	233,179	$366,961	$427,248,910
December 2020	486,805	$22.59	—	486,805	$1,368,549	$416,253,939
Fourth quarter total	1,149,424	$21.75	429,440	719,984	$1,368,549	$416,253,939
2020 Full year total	4,806,190	$20.81	637,518	4,168,672	$1,368,549	$416,253,939

1.The dilution offset program allows the Company to repurchase Teradata common stock to the extent of cash received from the exercise of stock options and the ESPP to offset dilution from shares issued pursuant to these plans.
2.The general share repurchase program authorized by the Board allows the Company to repurchase outstanding shares of Teradata common stock. Share repurchases made by the Company are reported on a trade date basis. On July 28, 2019, Teradata's Board of Directors authorized an additional $500 million to be utilized to repurchase Teradata common stock under this share repurchase program. The general share repurchase program expires on July 27, 2022.

Item 6.	The Company has applied the amendment to Regulation S-K Item 301, which became effective on February 10, 2021.

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS ("MD&A")
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
OVERVIEW

Teradata Corporation is a leading multi-cloud data warehouse platform provider focused on helping companies leverage their data across an enterprise to uncover real-time intelligence, at scale. In doing so, we enable companies to find answers to their toughest business challenges. Our platform enables customers to integrate and simplify their multi-cloud data and analytic ecosystems, streamline access and management of their data, and use analytics to derive business value from diverse data types. Our platform is composed of our data warehouse platform – Teradata Vantage – enabled to run across on-premises, private cloud and public cloud environments. This platform is supported by business consulting and support services that enable customers to extract insights from across a company’s entire data and analytics ecosystem. Teradata’s strategy is discussed under Part I, Item I of this Annual Report on Form 10-K.
To drive operational excellence within Teradata, we are in the process of realigning and streamlining our operations as we pursue our business transformation and strategy to become a cloud-first growth company. As part of these activities, on November 2, 2020, the Company approved a plan to realign and reduce its workforce and rationalize its real estate footprint. The workforce measures involved involuntary headcount reduction actions. Separately, in September 2020, we offered a voluntary separation program ("VSP") to specific tenured employees as part of our efforts to improve our cost structure. For more information regarding the VSP, see Note 16 to Notes to Consolidated Financial Statements. The rationalization of the Company’s real estate footprint involves terminating leases relating to certain of the Company’s offices globally and transitioning impacted employees to a permanent virtual working environment, co-working space or facility, depending on business need. This is also consistent with the industry trend of working from a home-hybrid model.
We are continuing to execute on our key priorities, including significant product expansion of our Teradata Vantage multi-cloud data warehouse platform offering, expanding our footprint with existing customers and adding net new customers, increasing our focus on diversity and inclusiveness, and driving operational excellence and agility across the company.
To allow for greater transparency regarding the progress we are making toward achieving our strategic objectives, we utilize the following financial and performance metrics:
•Annual Recurring Revenue ("ARR") - annual contract value for all active and contractually binding term-based contracts at the end of a period. ARR includes maintenance, software upgrade rights, public cloud and on-premises subscription-based transactions and managed services.
•Public cloud ARR (included within total ARR) - annual contract value for all active and contractually binding term based contracts at the end of a period that are operated in a public cloud environment; and
•Remaining performance obligation ("RPO")/Backlog - the price of firm orders for which work has not been performed or goods have not been delivered and the Company is contractually required to perform.
COVID-19 Update
During the twelve months ended December 31, 2020, the effects of the coronavirus disease 2019 ("COVID-19") pandemic and the related actions by governments around the world to attempt to contain the spread of the virus have impacted our business globally, and we expect our business will continue to be impacted for the foreseeable future. In particular, the outbreak and related preventive measures taken to contain COVID-19 beginning late in the first quarter of 2020 negatively impacted our ability to close transactions with customers and timely collect receivables in certain instances, which impacted our revenue and cash flow results for the first quarter. However, during the back half of 2020, we recovered from this impact, and as a result, we experienced a more favorable trend with meaningful ARR growth, strong cash flows and recurring revenue growth generated in these quarters, although we continued to see COVID-19 negatively impact our consulting business as described below.
In response to the pandemic, we have taken actions to manage expenses and costs appropriately in light of the uncertainty COVID-19 has created, which has had a positive impact on our operating performance. We continue to keep a watchful eye on COVID-19 impacts to our business and have undertaken additional expense management and cost measures to further drive our operating performance and provide agility in the event of an unforeseen reduction in demand should it occur. During 2020, we also experienced increased volatility in foreign currency exchange rates, in part related to the uncertainty from COVID-19, as well as actions taken by governments and central banks in response to COVID-19. Certain foreign currency rates have depreciated significantly against the U.S. dollar during this period. We expect continued volatility in foreign currency exchange rates in 2021.
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
Our priorities in formulating and implementing our response to the COVID-19 pandemic and related business disruption include the following:
•People - protecting the health and well-being of our employees,
•Customers - proactively connecting with our customers to support their needs and meet our service level commitments, while continuing to help them gain real business value from their data assets,
•Supply Chain - proactively working to monitor existing inventory, supplier availability and securing inventory for future quarters,
•Financial - responsibly managing expenses and costs to provide financial agility during the extended period of global economic uncertainty,
•Global Community - making our technology available to customers, partners and communities, particularly in healthcare and government, where collectively we can positively impact efforts in combating COVID-19, and
•Future of Work - planning to best position the Company to emerge as strong as possible when the COVID-19 pandemic ends.
As of the date of this Annual Report on Form 10-K, we are continuing to execute our pandemic response plan, and the Teradata Pandemic Response Team is refining and executing return-to-office plans with "safety first" considerations. Customer-facing teams are also proactively working to identify ways to assist customers, meet service level commitments, and engage with customers via virtual events.
Despite these efforts, there remains a fair degree of uncertainty regarding the potential impact of the pandemic on our business, from both a financial and operational perspective, and the scope and costs associated with additional measures that may be necessary in response to the pandemic going forward. We will continue our diligent efforts to monitor and respond as appropriate to the impacts of the pandemic on our business, including the status of our workforce, supply chain, customers, suppliers, and vendors, based on the priorities described above. Our actions will continue to be informed by the requirements and recommendations of the federal, state or local authorities. We will remain agile and have contingency plans in place to appropriately respond to conditions as they unfold. For more information, see "Risk Factors" under Part I, Item 1A of this Annual Report on Form 10-K.
2020 FINANCIAL OVERVIEW
As more fully discussed in later sections of this MD&A, the following are the financial highlights for 2020:
•Revenue of $1,836 million decreased by 3% in 2020 as compared to 2019, with an underlying 7% increase in recurring revenue primarily driven by our transition from perpetual to subscription-based transactions. The increase in recurring revenue was more than offset by a 31% decrease in perpetual software licenses and hardware revenue and a 28% decrease in consulting services revenue. The decline in consulting service revenue is in alignment with our strategy as well as due to the impact of COVID-19 as discussed above.

•Gross margin was 55.5% in 2020, an increase from 50.3% in 2019, primarily due to a higher recurring revenue mix as compared to the prior year.
•Operating expenses in 2020 increased by 6% as compared to 2019, primarily due to expenses related to the VSP offered to employees, an increase in investments in cloud transformation, and employee stock-based compensation expense.
•Operating income was $16 million in 2020, up from $10 million in 2019.
•Net income was $129 million in 2020 versus a net loss of $20 million in 2019, primarily due to discrete tax items. Net earnings per share was $1.16 in 2020 compared to net loss per share of $0.18 in 2019.
RESULTS FROM OPERATIONS FOR THE YEARS ENDED DECEMBER 31, 2020, 2019 AND 2018
In July 2019, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update 2019-07, "Codification Updates to SEC Sections-Amendments to SEC Paragraphs Pursuant to SEC Final Rule Releases No. 33-10532, Disclosure Update and Simplification", which makes a number of changes meant to simplify certain disclosures in financial condition and results of operations, particularly by eliminating year-to-year comparisons between prior periods previously disclosed. In accordance with the relevant aspects of the rule covering the current year annual report, we now include disclosures on results of operations for fiscal year 2020 versus 2019 only. For discussion of fiscal year 2019 versus 2018 see "Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations" in our Annual Report filed with the SEC for the fiscal year ended December 31, 2019.
Revenue

		% of		% of
In millions	2020	Revenue	2019	Revenue
Recurring	$1,451	79.0%	$1,362	71.7%
Perpetual software license and hardware	73	4.0%	106	5.6%
Consulting services	312	17.0%	431	22.7%
Total revenue	$1,836	100%	$1,899	100%

2020 compared to 2019 -Total revenue decreased $63 million, or 3%, in 2020. Recurring revenue grew 7%, primarily driven by our movement to subscription-based transactions from perpetual software licenses and hardware transactions, consistent with our strategy. Under subscription models, we recognize revenue over time as opposed to the upfront recognition under the perpetual model. Better than expected ARR growth also contributed to the increase in recurring revenue. For full year 2021, we expect ARR growth and recurring revenue growth at a mid- to high-single digit percentage increase as compared to 2020. Public cloud ARR is expected to increase by at least 100% year-over-year. Taking into consideration the growth in recurring revenue offset by reduced perpetual software licenses and hardware revenue and reduced consulting services revenue, we expect that total revenue is expected to grow at a low-single-digit percentage in 2021 as compared to 2020.
Revenues from perpetual software licenses and hardware decreased 31% in 2020 as customers continue to transition to subscription-based offerings.
Consulting services revenue decreased 28%, as we are realigning and focusing our consulting resources on higher-margin engagements that drive increased software consumption within our targeted customer base. Consulting revenue was also impacted by the transition to work from home and shelter-in-place orders that went in effect late in the first quarter of 2020 in response to COVID-19 as well as delays and/or cancellations of consulting projects due to customers’ reduced spending in light of COVID-19.
As a portion of the Company’s operations and revenue occur outside the United States, and in currencies other than the U.S. dollar, the Company is exposed to fluctuations in foreign currency exchange rates. Based on currency rates as of January 31, 2020, Teradata is expecting two percentage points of positive impact from currency translation on our 2021 full-year total revenues.
Included below are financial and performance growth metrics for 2020:

•ARR was $1.587 billion at the end of 2020, a 11% increase from $1.427 billion at the end of 2019
•Public cloud ARR was $106 million at the end of 2020, a 165% increase from $40 million at the end of 2019
•Total backlog grew 7% to $2.921 billion
Our ARR is composed of three main categories: (1) ARR related to subscription and public cloud software licenses, (2) ARR related to our legacy perpetual maintenance and software upgrade rights, and (3) ARR related to subscription-based managed services. At December 31, 2020, our ARR consisted of:
•$960 million of subscription and public cloud-related ARR, up 37%;
•$508 million of perpetual license maintenance and software upgrade rights-related ARR, down 17%; and
•$119 million of subscription-based managed services ARR, up 6%.
This decline in our maintenance and software upgrade-related ARR, compared to 2019 was expected as the Company completes its transition to a subscription model and customers increasingly purchase Teradata on a subscription and/or public cloud basis.
The rate of our transition to a recurring revenue model has been significantly faster than expected, and we believe it is reflective of the value our customers see in our subscription model and cloud offerings.
Teradata will be realigning its ARR and revenue disclosures beginning the first quarter of 2021, removing managed services and third-party software from subscription-based ARR and recurring revenue. Managed services revenue will be included in "Consulting services revenue" in 2021 and third-party software will be moved to "Perpetual software licenses, hardware and other revenue."
Gross Profit
The Company often uses specific terms and definitions to describe variances in gross profit. The terms and definitions most often used are as follows:
•Revenue Mix - The proportion of recurring, consulting, and perpetual software licenses and hardware that generates the total revenue of the Company. Changes in revenue mix can have an impact on gross profit even if total revenue remains unchanged.
•Recurring Revenue Mix - The proportion of various recurring revenue offerings that comprise the total of recurring revenue. For example, a higher mix of subscriptions including hardware rentals could have a negative impact on total recurring gross profit.
•Deal Mix - Refers to the type of transactions closed within the period that generate the total perpetual software license and hardware revenue. For example, a higher mix of hardware versus software or the mix of Teradata versus third-party products can impact profitability.
Gross profit for the following years ended December 31 was as follows:

		% of		% of
In millions	2020	Revenue	2019	Revenue
Gross profit
Recurring	$974	67.1%	$920	67.5%
Perpetual software licenses and hardware	34	46.6%	22	20.8%
Consulting services	11	3.5%	13	3.0%
Total gross profit	$1,019	55.5%	$955	50.3%

2020 compared to 2019 - The decrease in recurring gross profit as a percentage of revenue was primarily driven by a higher mix of subscription-based revenue as compared to the prior-year period. Subscription-based transactions are typically lower margin as compared to the recurring revenue from legacy software maintenance and software upgrade rights, due to the higher mix of rental hardware.
The increase in perpetual software licenses and hardware gross profit as a percentage of revenue was primarily driven by deal mix as compared to the prior year.
Consulting services gross profit as a percentage of revenue increased as compared to the prior year primarily due to improved resource mix utilization as well as increased price realization and our continued strategic focus to improve consulting margins. The Company continues to refocus our consulting organization on Vantage-oriented offerings and reduce our footprint in non-core consulting engagements.
As part of our restructuring actions, we have moved to a more variable consulting cost structure starting in 2021, which is designed to improve the profitability of our consulting business.
Operating Expenses

		% of		% of
In millions	2020	Revenue	2019	Revenue
Operating expenses
Selling, general and administrative expenses	$669	36.4%	$618	32.5%
Research and development expenses	334	18.2%	327	17.2%
Total operating expenses	$1,003	54.6%	$945	49.8%
2020 compared to 2019 - The SG&A expense increase was primarily driven by an increase in stock-based compensation expense, the VSP, amortization of capitalized sales compensation, as well as additional investments in our go-to-market and customer success teams.
R&D expenses increased primarily due to the VSP and a re-prioritization of our R&D organization on strategic initiatives and reduced spending on de-prioritized initiatives, while increasing investments in Cloud transformations.
Other Expense, net

In millions	2020	2019
Interest income	$4	$12
Interest expense	(27)	(26)
Other	(17)	(9)
Total Other Expense, net	$(40)	$(23)

Other expense, net in 2020 and 2019 is comprised primarily of interest expense on long-term debt and finance leases, partially offset by interest income earned on our cash and cash equivalents as well as benefit costs for our pension and postemployment plans. Other expense, net increased compared to the prior year primarily due to lower interest income generated on investments due to lower invested balances and lower interest rates, increased benefit costs for our pension and postemployment plans, and losses resulting from foreign currency transactions.
Provision for Income Taxes
The effective income tax rate for the following years ended December 31 was as follows:

	2020	2019
Effective Tax Rate	637.5%	(53.8)%

The 2020 effective tax rate included a net $157 million of discrete tax benefit. Discrete tax benefit of $157 million, was recorded related to the transfer of foreign intellectual property as more fully described below. In addition, the Company recognized a net $13 million of tax benefit resulting from the CARES Act of 2020, which allows U.S.

corporations a one-time opportunity to claim income tax refunds by allowing a 5-year net operating loss ("NOL") carry-back for taxable losses incurred in the tax year 2020. Teradata intends to carry back its 2020 NOL to claim a refund for taxes it paid in 2015, which created a one-time income tax benefit for the difference between the 35% 2015 carry back tax rate and the current 21% federal statutory rate. These tax benefits were partially offset by $9 million tax expense related to stock-based compensation and $4 million of incremental global intangible low-taxed income ("GILTI") tax. These discrete net tax benefits resulted in full-year total income tax benefit in 2020 of $153 million, on a pre-tax net loss of $24 million, causing a tax rate of 637.5%.
The 2019 effective tax rate was impacted by $3 million tax expense related to stock-based compensation and $3 million of incremental GILTI tax, which resulted in a full-year income tax expense in 2019 of $7 million, on a pre-tax net loss of $13 million, causing a negative tax rate of 53.8%.
The Company is expecting its full-year effective tax rate for 2021 to be approximately 29%, which takes into consideration, among other things, the forecasted earnings mix by jurisdiction and the estimated discrete items to be recognized in 2021. The forecasted tax rate is based on the overseas profits being taxed at an overall effective tax rate of approximately 23%, as compared to the federal statutory tax rate of 21% in the U.S.
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
The following table presents revenue and operating performance by segment for the years ended December 31:

		% of		% of
In millions	2020	Revenue	2019	Revenue
Segment revenue
Americas	$1,025	55.8%	$1,057	55.7%
EMEA	485	26.4%	492	25.9%
APJ	326	17.8%	350	18.4%
Total segment revenue	$1,836	100%	$1,899	100%
Segment gross profit
Americas	$631	61.6%	$626	59.2%
EMEA	273	56.3%	239	48.6%
APJ	168	51.5%	148	42.3%
Total segment gross profit	$1,072	58.4%	$1,013	53.3%
2020 compared to 2019
Americas
Americas revenue decreased 3% and included a 1% negative impact from foreign currency fluctuations. An increase in recurring revenue of 1% was offset by a decrease of 5% in perpetual software licenses and hardware revenue and a decrease in consulting revenue of 27%. Segment gross profit as a percentage of revenues was higher primarily due to an overall higher mix of recurring revenue.
EMEA

EMEA revenue decreased 1%, which included a 1% favorable impact from foreign currency fluctuations. An increase of 19% in recurring revenue was offset by a decrease of 47% in perpetual software licenses and hardware revenue and a decrease in consulting revenue of 31%. Segment gross profit as a percentage of revenues was higher primarily due to a higher mix of recurring revenue.
APJ
APJ revenue decreased 7%, which included no impact from foreign currency fluctuations. An increase in recurring revenue of 11% was offset by a decrease of 44% in perpetual software licenses and hardware revenue and a decrease in consulting revenue of 24%. Segment gross profit as a percentage of revenues was higher primarily due to a higher mix of recurring revenue.
FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES
Teradata ended 2020 with $529 million in cash and cash equivalents, a $35 million increase from the December 31, 2019 balance, after using approximately $100 million for repurchases of Company common stock during the year. Cash provided by operating activities increased by $119 million to $267 million in 2020 compared to 2019. Teradata used approximately $58 million of cash in 2020 for reorganizing and restructuring its operations and go-to-market functions to align to its strategy, as compared to $63 million in 2019. The increase in cash provided by operating activities was primarily due to improved management of working capital. Although the COVID-19 pandemic did not have a significant adverse impact on our financial results for 2020, we have reviewed our capital projects to ensure that we are only spending on projects that are deemed to be essential in the current environment. We have taken steps to manage spending on travel, third-party services and other operating expenses, and we continue to focus on cash flow generation. Terms of payments have been extended for certain customers in impacted industries; however, these extensions are not significant in aggregate. We do not expect the pandemic to have a significant adverse effect on our liquidity, as we believe that operating cash flows and available liquidity are sufficient to support operational needs for at least the next 12 months.
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
The table below shows net cash provided by operating activities and capital expenditures for the following periods:

In millions	2020	2019
Net cash provided by operating activities	$267	$148
Less:
Expenditures for property and equipment	(44)	(54)
Additions to capitalized software	(7)	(5)
Free cash flow	$216	$89
Financing activities and certain other investing activities are not included in our calculation of free cash flow. There were no other investing activities in 2020 and 2019.
Teradata’s financing activities for the year ended December 31, 2020 primarily consisted of cash outflows of $100 million for share repurchases, repayment of existing term loan of $25 million and $70 million of payments on finance leases, partially offset by $9 million net inflows from other financing activities.

Teradata’s financing activities for the year ended December 31, 2019 primarily consisted of cash outflows of $300 million for share repurchases, repayment of existing term loan of $19 million and $33 million of payments on finance leases, partially offset by $44 million net inflows from other financing activities.
The Company purchased 4.8 million shares of its common stock at an average price per share of $20.81 in 2020 and 8.5 million shares of its common stock at an average price per share of $35.38 in 2019.
Share repurchases were made under two share repurchase programs initially authorized by our Board of Directors in 2008. The first of these programs (the "dilution offset program") authorizes the Company to repurchase Teradata common stock to the extent of cash received from the exercise of stock options and the Teradata Employee Stock Purchase Plan ("ESPP") to offset dilution from shares issued pursuant to these plans. As of December 31, 2020, under the Company’s second share repurchase program (the "general share repurchase program"), the Company had approximately $416 million of authorization remaining to repurchase outstanding shares of Teradata common stock. Share repurchases made by the Company are reported on a trade date basis.
Proceeds from the ESPP and the exercise of stock options, net of tax paid for shares withheld upon equity award settlement, were $9 million in 2020 and $44 million in 2019. These proceeds are included in other financing activities, net in the Consolidated Statements of Cash Flows.
Our total cash and cash equivalents held outside the United States in various foreign subsidiaries was $342 million as of December 31, 2020 and $344 million as of December 31, 2019. The remaining balance held in the United States was $191 million as of December 31, 2020 and $150 million as of December 31, 2019. Prior to the enactment of the 2017 Tax Act, the Company either reinvested or intended to reinvest its earnings outside of the United States. As a result of the 2017 Tax Act, the Company has changed its indefinite reinvestment assertion related to foreign earnings that have been taxed in the United States and now considers a majority of these earnings no longer indefinitely reinvested. Effective January 1, 2018, the United States moved to a territorial system of international taxation, and as such will generally not subject future foreign earnings to United States taxation upon repatriation in future years.
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
Long-term Debt. Our long-term debt and minimum debt obligations as of December 31, 2020 are discussed in Note 12 of Notes to Consolidated Financial Statements.
Leases. In the normal course of business, the Company enters into operating and finance leases that impact, or could impact, our liquidity. Leases and minimum lease obligations as of December 31, 2020 are described in detail in Note 13 of Notes to Consolidated Financial Statements.
Contractual and Other Commercial Commitments. In the normal course of business, we enter into various contractual obligations that impact, or could impact, our liquidity. The following table and discussion outline our material obligations at December 31, 2020, with projected cash payments in the periods shown:

	Total		2022-	2024-	2026 and
In millions	Amounts	2021	2023	2025	Thereafter
Transition tax	$82	$—	$28	$54	$—
Purchase obligations	255	95	160	—	—
Total transition tax and purchase obligations	$337	$95	$188	$54	$—

Transition tax is the remaining payable balance as of December 31, 2020 of the one-time tax on accumulated foreign earnings resulting from the Tax Act. The payments associated with this deemed repatriation will be paid over seven years ending in 2025. Purchase obligations are committed purchase orders and other contractual commitments for goods and services and include non-cancelable contractual payments for fixed or minimum amounts to be purchased in relation to service agreements with various vendors for ongoing telecommunications, information technology, hosting and other services.
Additionally, the Company had $39 million in total uncertain tax positions recorded on its balance sheet as of December 31, 2020, of which $18 million is recorded in non-current liabilities and $21 million is reflected as an offset to deferred tax assets related to certain tax attribute carryforwards. These items are not included in the table of obligations shown above. The settlement period for the non-current income tax liabilities cannot be reasonably estimated as the timing and the amount of the payments, if any, will depend on possible future tax examinations with the various tax authorities. However, it is not expected that any payments will be due within the next 12 months.
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
In many cases, the accounting treatment of a particular transaction is specifically dictated by GAAP and does not require significant management judgment in its application. There are also areas in which management’s judgment in selecting among available alternatives would not produce a materially different result. The significant accounting policies and estimates that we believe are the most critical to aid in fully understanding and evaluating our reported financial results are discussed in the paragraphs below. Teradata’s senior management has reviewed these critical accounting policies and related disclosures with the Audit Committee of Teradata’s Board of Directors. For additional information regarding our accounting policies and other disclosures required by GAAP, see "Note 1—

Description of Business, Basis of Presentation and Significant Accounting Policies" in the Notes to Consolidated Financial Statements.
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
The Company reviews the standalone selling price on a periodic basis and updates it, when appropriate, to ensure that the practices employed reflect the Company’s recent pricing experience. The Company maintains internal controls over the establishment and updates of these estimates, which includes review and approval by the Company’s management. For the year ended December 31, 2020 there was no material impact to revenue resulting from changes in the standalone selling price, nor does the Company expect a material impact from such changes in the near term.
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
Prior to the enactment of the Tax Act in December 2017, the Company had not provided for taxes on the undistributed earnings of its foreign subsidiaries as the Company either reinvested or intended to reinvest those earnings outside of the United States. Because of the Tax Act, the Company has changed its indefinite reinvestment assertion related to foreign earnings that have been taxed in the United States and now considers a majority of these earnings no longer indefinitely reinvested. The Company has recorded $2 million of deferred foreign tax expense with respect to certain earnings that are not considered permanently reinvested. Deferred taxes have not been provided on earnings considered indefinitely reinvested.
We account for uncertainty in income taxes by prescribing thresholds and attributes for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. We may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. We record any interest and/or penalties related to uncertain tax positions in the income tax expense line on our Consolidated Statements of Income. As of December 31, 2020, the Company has a total of $39 million of unrecognized tax benefits, of which $18 million is included in the other liabilities section of the Company’s consolidated balance sheet as a non-current liability. The remaining balance of $21 million of uncertain tax positions relates to certain tax attributes generated by the Company which are netted against the underlying deferred tax assets recorded on the balance sheet.
We regularly review our deferred tax assets for recoverability and establish a valuation allowance if it is more likely than not that some portion or all of a deferred tax asset will not be realized. We have recorded $51 million in 2020 and $45 million in 2019 for valuation allowances, a majority of which offset our California R&D tax credit carryfoward, as the Company expects to continue to generate excess California R&D tax credits into the foreseeable future.

On January 1, 2020, we transferred certain of our intellectual property among our wholly-owned subsidiaries, which resulted in the recognition of deferred tax assets of $157 million. The recognition of deferred tax assets from intra-entity transfers of intellectual property required us to make significant estimates and assumptions to determine the fair value of such intellectual property. Significant assumptions in valuing the intellectual property include, but are not limited to, internal revenue and expense forecasts, and the discount rate. The sustainability of our future tax benefits is dependent upon the acceptance of these valuation estimates and assumptions by the taxing authorities.
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
Goodwill and Acquired Intangible Assets
The Company reviews goodwill for impairment annually and whenever events or changes in circumstances indicate the carrying value of goodwill may not be recoverable. For 2019, the Company performed a quantitative impairment test. In this test, the Company compares the fair value of each reporting unit to its carrying value. The Company typically determines the fair value of its reporting units using a weighting of fair values derived from the income and market approaches. Under the income approach, the Company calculates the fair value of a reporting unit based on the present value of estimated future cash flows. The market approach estimates fair value based on market multiples of revenue and earnings derived from comparable companies with similar operating and investment characteristics as the reporting unit. If the fair value of the reporting unit exceeds the carrying value of the net assets assigned to that unit, goodwill is not impaired. If the carrying value of the net assets assigned to the reporting unit exceeds the fair value of the reporting unit, then the company records an impairment loss equal to the difference. In the fourth quarter of 2020, the Company performed its annual impairment test of goodwill and determined that no impairment to the carrying value of goodwill was necessary.
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
Leases
On January 1, 2019, the Company adopted ASU No. 2016-02, "Leases (Topic 842)", which requires leases with durations greater than twelve months to be recognized on the balance sheet. We determine if a contract contains a lease at inception. Our material operating leases consist of automobiles in certain countries and real estate, including office, storage and parking space. Our operating leases generally have remaining terms of 2-6 years. Our finance leases primarily consist of equipment financed for the purpose of delivering services to our customers and generally have terms of 3 years.
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
Pension and Postemployment Benefits
We measure pension and postemployment benefit costs and credits using actuarial valuations. Actuarial assumptions attempt to anticipate future events and are used in calculating the expense and liability relating to these plans. These factors include assumptions we make about interest rates, expected investment return on plan assets, total and involuntary turnover rates, and rates of future compensation increases. In addition, our actuarial consultants also use subjective factors such as withdrawal rates and mortality rates to develop our valuations. We review and update these assumptions on an annual basis at the beginning of each fiscal year. We are required to consider current market conditions, including changes in interest rates, in making these assumptions. The actuarial assumptions that we use may differ materially from actual results due to changing market and economic conditions, higher or lower withdrawal rates, or longer or shorter life spans of participants. These differences may result in a significant impact to the measurement of our pension and postemployment benefit obligations and to the amount of pension and postemployment benefits expense we have recorded or may record. For example, as of December 31, 2020, a one-half percent increase/decrease in the discount rate would change the projected benefit obligation of our pension plans by approximately $13 million, and a one-half percent increase/decrease in our involuntary turnover assumption would change our postemployment benefit obligation by approximately $9 million.
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
The Company employs a foreign currency hedging strategy to limit potential losses in earnings or cash flows from adverse foreign currency exchange rate movements. Foreign currency exposures arise from transactions denominated in a currency other than the Company’s functional currency and from foreign denominated revenue and profit translated into U.S. dollars. The primary currencies to which the Company is exposed include the euro, the British pound, the Japanese yen, the Australian dollar, the Chinese yuan, the Canadian dollar and other Asian and South American currencies. Exposures are hedged with foreign currency forward contracts with maturity dates of twelve months or less. The potential loss in fair value at December 31, 2020, for such contracts resulting from a hypothetical 10% adverse change in all foreign currency exchange rates is approximately $3 million. This loss would be mitigated by corresponding gains on the underlying exposures.
In June 2018, Teradata executed a five-year interest rate swap with a $500 million initial notional amount to hedge the floating interest rate of its Term Loan, as more fully described in "Note 12 - Debt" in the Notes to Consolidated Financial Statements elsewhere in this Annual Report. The Company uses interest rate swaps to manage interest rate risks on future interest payments caused by interest rate changes on its variable rate term loan facility. The notional amount of the hedge will step-down according to the amortization schedule of the term loan. The fair value of these contracts and swaps are measured at the end of each reporting period using observable inputs other than quoted prices, specifically market spot and forward exchange rates. The fair value of interest rate swaps recorded in other liabilities at December 31, 2020 was $27 million. A hypothetical 50 basis point increase/decrease in interest rates would result in a increase/decrease to the fair value of the hedge of approximately $5 million.
For additional information regarding the Company’s foreign currency hedging strategy and interest rate swaps, see "Note 9 - Derivative Instruments and Hedging Activities" in the Notes to Consolidated Financial Statements elsewhere in this Annual Report.

Item 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Stockholders of Teradata Corporation
Opinions on the Financial Statements and Internal Control over Financial Reporting
We have audited the accompanying consolidated balance sheets of Teradata Corporation and its subsidiaries (the “Company”) as of December 31, 2020 and 2019, and the related consolidated statements of income (loss), of comprehensive income (loss), of changes in stockholders’ equity and of cash flows for each of the three years in the period ended December 31, 2020, including the related notes and schedule of valuation and qualifying accounts for each of the three years in the period ended December 31, 2020 listed in the index appearing under Item 15(a)(2) (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2020 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.
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
Critical Audit Matters
The critical audit matters communicated below are matters arising from the current period audit of the consolidated financial statements that were communicated or required to be communicated to the audit committee and that (i) relate to accounts or disclosures that are material to the consolidated financial statements and (ii) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.
Revenue Recognition - Evaluation of Nonstandard Terms and Conditions with Customers
As described in Notes 1 and 3 to the consolidated financial statements, the Company has $1,836 million of total revenue for the year ended December 31, 2020, of which a significant portion is generated from revenue with contracts which contain multiple performance obligations. When the Company enters into contracts with multiple performance obligations, management allocates the contract’s transaction price to each performance obligation using the relative standalone selling price of each distinct good or service in the contract. As disclosed by management, revenue recognition for complex contractual arrangements requires judgment, including a review of specific contracts and other factors. Specifically, complex arrangements with nonstandard terms and conditions may require significant contract interpretation to determine the appropriate accounting, including the determination whether promised goods or services are capable of being distinct and distinct within the context of the contract. If these criteria are not met, the promised goods or services are combined with other goods or services and accounted for as a combined performance obligation.
The principal considerations for our determination that performing procedures relating to revenue recognition, specifically related to the evaluation of nonstandard terms and conditions with customers, is a critical audit matter are the significant judgment by management in evaluating the impact of nonstandard terms and conditions with customers on revenue recognition and determining the appropriate revenue recognition. This in turn led to a high degree of auditor judgment, subjectivity, and effort in performing procedures to evaluate the impact of nonstandard terms and conditions on revenue recognition.
Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to the revenue recognition process, including controls over the evaluation of the impact of nonstandard terms and conditions with customers on revenue recognition. These procedures also included, among others (i) evaluating and testing management’s process for determining whether the criteria for revenue recognition have been met based on the specific terms and performance under the arrangement, and (ii) examining revenue arrangements on a test basis, which included evaluating the impact of nonstandard terms and conditions with customers on revenue recognition.
Valuation of Intra-Entity Transferred Intellectual Property that Give Rise to Deferred Tax Assets
As described in Note 6 to the consolidated financial statements, on January 1, 2020, the Company transferred certain of its intellectual property among its wholly-owned subsidiaries, which resulted in the recognition of deferred tax assets of $157 million. The recognition of deferred tax assets from intra-entity transfers of intellectual property requires management to make significant estimates and assumptions to determine the fair value of such intellectual property, using a discounted cash flow model. Significant assumptions in valuing the intellectual property include, but are not limited to, internal revenue and expense forecasts and the discount rate.
The principal considerations for our determination that performing procedures relating to valuation of intra-entity transferred intellectual property that give rise to deferred tax assets is a critical audit matter are (i) the significant judgment by management in determining the fair value of the intellectual property transferred, which was used by management as the basis for recognizing the deferred tax assets, (ii) a high degree of auditor judgment, subjectivity, and effort in performing procedures and evaluating management’s significant assumptions related to internal revenue and expense forecasts and the discount rate, (iii) the evaluation of audit evidence available to support the fair value of the intellectual property transferred is complex and resulted in significant auditor judgment as the nature of the evidence is highly subjective, and (iv) the audit effort involved the use of professionals with specialized skill and knowledge.
Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to deferred tax assets, including controls over management’s valuation of the intellectual property transferred and controls over development of the internal revenue and expense forecasts and the discount rate used in the valuation of the intellectual property. These procedures also included, among others, (i) testing management’s process for developing the fair value estimate of the intellectual property transferred; (ii) evaluating the appropriateness of the discounted cash flow model used to estimate the fair value; (iii) testing the completeness and accuracy of data used in the model; and (iv) evaluating the significant assumptions used by management related to internal revenue and expense forecasts, and the discount rate. Evaluating management’s assumptions related to internal revenue and expense forecasts involved evaluating whether the assumptions used by management were reasonable considering current and past performance of the business and evaluating the accuracy of management’s historical forecasting, as well as industry results and projections. The discount rate was evaluated by considering the cost of capital of comparable businesses and other industry factors. Professionals with specialized skill and knowledge were used to assist in the evaluation of the Company’s model and the discount rate assumption.

/s/ PricewaterhouseCoopers LLP
Atlanta, GA
February 26, 2021
We have served as the Company’s auditor since 2007.

TERADATA CORPORATION
Consolidated Statements of Income (Loss)
In millions, except per share amounts

	For the Years Ended December 31
	2020	2019	2018
Revenue
Subscription software licenses	$224	$157	$71
Services and other	1,227	1,205	1,183
Total recurring	1,451	1,362	1,254
Perpetual software licenses and hardware	73	106	340
Consulting services	312	431	570
Total revenue	1,836	1,899	2,164
Cost of revenue
Subscription software licenses	35	34	17
Services and other	442	408	357
Total recurring	477	442	374
Perpetual software licenses and hardware	39	84	222
Consulting services	301	418	542
Total cost of revenue	817	944	1,138
Gross profit	1,019	955	1,026
Operating expenses
Selling, general and administrative expenses	669	618	666
Research and development expenses	334	327	317
Total operating expenses	1,003	945	983
Income from operations	16	10	43
Other expense, net
Interest expense	(27)	(26)	(22)
Interest income	4	12	14
Other expense	(17)	(9)	(8)
Total other expense, net	(40)	(23)	(16)
(Loss) income before income taxes	(24)	(13)	27
Income tax (benefit) expense	(153)	7	(3)
Net income (loss)	$129	$(20)	$30
Net income (loss) per weighted average common share
Basic	$1.18	$(0.18)	$0.25
Diluted	$1.16	$(0.18)	$0.25
Weighted average common shares outstanding
Basic	109.3	114.2	119.2
Diluted	111.6	114.2	121.2
The accompanying notes are an integral part of the consolidated financial statements.

TERADATA CORPORATION
Consolidated Statements of Comprehensive Income (Loss)
In millions

	For the Years Ended December 31
	2020	2019	2018
Net income (loss)	$129	$(20)	$30
Other comprehensive loss:
Foreign currency translation adjustments	7	(10)	(13)
Derivatives:
Unrealized loss on derivatives, before tax	(8)	(12)	(7)
Unrealized loss on derivatives, tax portion	2	3	1
Unrealized loss on derivatives, net of tax	(6)	(9)	(6)
Defined benefit plans:
Reclassification of loss to net income (loss)	9	6	5
Defined benefit plan adjustment, before tax	(15)	(37)	(14)
Defined benefit plan adjustment, tax portion	3	10	1
Defined benefit plan adjustment, net of tax	(3)	(21)	(8)
Other comprehensive loss	(2)	(40)	(27)
Comprehensive income (loss)	$127	$(60)	$3
The accompanying notes are an integral part of the consolidated financial statements.

TERADATA CORPORATION
Consolidated Balance Sheets
In millions, except per share amounts

	At December 31
	2020	2019
Assets
Current assets
Cash and cash equivalents	$529	$494
Accounts receivable, net	331	398
Inventories	29	31
Other current assets	155	91
Total current assets	1,044	1,014
Property and equipment, net	339	350
Right of use assets - operating lease, net	38	51
Goodwill	401	396
Capitalized contract costs, net	98	91
Deferred income taxes	222	87
Other assets	51	68
Total assets	$2,193	$2,057
Liabilities and stockholders’ equity
Current liabilities
Current portion of long-term debt	$44	$25
Current portion of finance lease liability	75	55
Current portion of operating lease liability	15	20
Accounts payable	50	66
Payroll and benefits liabilities	170	157
Deferred revenue	499	472
Other current liabilities	99	91
Total current liabilities	952	886
Long-term debt	411	454
Finance lease liability	70	75
Operating lease liability	28	38
Pension and other postemployment plan liabilities	152	137
Long-term deferred revenue	38	61
Deferred tax liabilities	6	6
Other liabilities	136	138
Total liabilities	1,793	1,795
Commitments and contingencies (Note 10)
Stockholders’ equity
Preferred stock: par value $0.01 per share, 100.0 shares authorized, no shares issued and outstanding at December 31, 2020 and 2019, respectively	—	—
Common stock: par value $0.01 per share, 500.0 shares authorized, 108.8 and 110.9 shares issued and outstanding at December 31, 2020 and 2019, respectively	1	1
Paid-in capital	1,656	1,545
Accumulated deficit	(1,114)	(1,143)
Accumulated other comprehensive loss	(143)	(141)
Total stockholders’ equity	400	262
Total liabilities and stockholders’ equity	$2,193	$2,057
The accompanying notes are an integral part of the consolidated financial statements.

TERADATA CORPORATION
Consolidated Statements of Cash Flows
In millions

	For the Years Ended December 31
	2020	2019	2018
Operating activities
Net income (loss)	$129	$(20)	$30
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	172	150	130
Stock-based compensation expense	101	83	65
Deferred income taxes	(118)	(3)	(18)
Changes in assets and liabilities:
Receivables	67	190	(34)
Inventories	2	(3)	2
Account payables and accrued expenses	—	(153)	108
Deferred revenue	4	(62)	115
Other assets and liabilities	(90)	(34)	(34)
Net cash provided by operating activities	267	148	364
Investing activities
Expenditures for property and equipment	(44)	(54)	(153)
Additions to capitalized software	(7)	(5)	(7)
Other investing activities, net	—	—	(3)
Net cash used in investing activities	(51)	(59)	(163)
Financing activities
Repayments of long-term borrowings	(25)	(19)	(40)
Repayments of credit-facility borrowings	—	—	(240)
Repurchases of common stock	(100)	(300)	(300)
Payments of finance leases	(70)	(33)	(5)
Other financing activities, net	9	44	31
Net cash used in financing activities	(186)	(308)	(554)
Effect of exchange rate changes on cash and cash equivalents	7	(1)	(20)
Increase (decrease) in cash, cash equivalents and restricted cash	37	(220)	(373)
Cash, cash equivalents and restricted cash at beginning of year	496	716	1,089
Cash, cash equivalents and restricted cash at end of year	$533	$496	$716
Reconciliation of cash, cash equivalents and restricted cash to the Consolidated Balance Sheets
Cash and cash equivalents	$529	$494	$715
Restricted cash	4	2	1
Total cash, cash equivalents and restricted cash	$533	$496	$716
Non-cash investing and financing activities:
Assets acquired by finance lease	$85	$115	$52
Assets acquired by operating lease	$8	$6	$—
Cash paid during the year for:
Income taxes	$39	$33	$33
Interest	$27	$26	$23
The accompanying notes are an integral part of the consolidated financial statements.

TERADATA CORPORATION
Consolidated Statements of Changes in Stockholders’ Equity
In millions

	Common Stock		Paid-in	Retained Earnings (Accumulated	Accumulated Other Comprehensive
	Shares	Amount	Capital	Deficit)	(Loss) income	Total
December 31, 2017	122	$1	$1,320	$(579)	$(74)	$668
Net income	—	—	—	30	—	30
Employee stock compensation, employee stock purchase programs and option exercises, net of tax	2	—	98	—	—	98
Repurchases of common stock, retired	(7)	—	—	(300)	—	(300)
Pension and postemployment benefit plans, net of tax	—	—	—	—	(8)	(8)
Unrealized loss on derivatives, net of tax	—	—	—	—	(6)	(6)
Adoption of Topic 606	—	—	—	26	—	26
Currency translation adjustment	—	—	—	—	(13)	(13)
December 31, 2018	117	$1	$1,418	$(823)	$(101)	$495
Net loss	—	—	—	(20)	—	(20)
Employee stock compensation, employee stock purchase programs and option exercises, net of tax	2	—	127	—	—	127
Repurchases of common stock, retired	(8)	—	—	(300)	—	(300)
Pension and postemployment benefit plans, net of tax	—	—	—	—	(21)	(21)
Unrealized loss on derivatives, net of tax	—	—	—	—	(9)	(9)
Currency translation adjustment	—	—	—	—	(10)	(10)
December 31, 2019	111	$1	$1,545	$(1,143)	$(141)	$262
Net income	—	—	—	129	—	129
Employee stock compensation, employee stock purchase programs and option exercises, net of tax	2	—	111	—	—	111
Repurchases of common stock, retired	(5)	—	—	(100)	—	(100)
Pension and postemployment benefit plans, net of tax	—	—	—	—	(3)	(3)
Unrealized loss on derivatives, net of tax	—	—	—	—	(6)	(6)
Currency translation adjustment	—	—	—	—	7	7
December 31, 2020	108	$1	$1,656	$(1,114)	$(143)	$400
The accompanying notes are an integral part of the consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 1 Description of Business, Basis of Presentation and Significant Accounting Policies
Description of the Business. Teradata Corporation ("we," "us," "Teradata," or the "Company") is a leading multi-cloud data warehouse platform provider focused on helping companies leverage their data across an enterprise to uncover real-time intelligence, at scale. Our platform is comprised of software and hardware, and we provide related business consulting and support services to deliver analytics across a company’s entire analytical ecosystem.
Basis of Presentation. The financial statements are presented on a consolidated basis and include the accounts of the Company and its wholly-owned subsidiaries in accordance with accounting principles generally accepted in the United States of America ("GAAP").
Recurring revenue consists of our on-premises and cloud subscriptions, which have varying term lengths from one month to five years. Recurring revenue is intended to depict the revenue recognition model for these subscription transactions. The recurrence of these revenue streams in future periods depends on several factors, including contractual periods and customers' renewal decisions. Perpetual software licenses and hardware revenue consists of hardware and perpetual software licenses recognized upfront. Consulting services revenue consists of consulting, implementation and installation services.
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
Revenue Recognition
The Company adopted Financial Accounting Standards Board ("FASB") Standards Update No. 2014-09, Revenue from Contracts with Customers ("Topic 606") as of January 1, 2018 for all contracts not completed as of the date of adoption. The core principle of Topic 606 is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the Company expects to be entitled in exchange for those goods or services. To achieve that core principle, the Company performs the following five steps:
1.identify the contract with a customer,
2.identify the performance obligations in the contract,
3.determine the transaction price,
4.allocate the transaction price to the performance obligations in the contract, and
5.recognize revenue when (or as) the Company satisfies a performance obligation.
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
Teradata delivers its platform and services primarily through direct sales channels, as well as through other independent software vendors and distributors and value-added resellers. Standard payment terms may vary based on the country in which the contract is executed, but are generally between 30 days and 90 days. The following is a description of the principal activities and performance obligations from which the Company generates its revenue:
•Subscriptions - The Company sells on-premises and cloud subscriptions to our customers through our subscription licenses, cloud and hardware rental offerings. Teradata’s on-premises subscription licenses include a right-to-use license and revenue is recognized upfront at a point in time unless the customer has a contractual right to cancel, where revenue is generally recognized on a month-to-month basis. Subscription licenses are reported within the subscription software licenses caption on the Consolidated Statements of Income (Loss). The subscription software license support and unspecified software license upgrade rights on a when-an-if-available basis that are included in the subscription are reported within the recurring services and other caption and recognized ratably over the contract term. Cloud arrangements include a right-to-access software license on Teradata hosted or third party hosted hardware such as the public cloud. Revenue is recognized ratably, or as consumed, over the contract term and included within the recurring services and other caption. Cloud arrangements typically include a minimum fixed amount that is recognized ratably over the contract term and may include an elastic amount for usage above the minimum, which is recognized monthly based on actual utilization. For our hardware rental offering, the Company owns the hardware and typically finances the hardware to more closely align the use of cash with the expected cash inflows from contracts with customers. The revenue for these arrangements is generally recognized straight-line over the term of the contract and is included within the recurring services and other caption. Hardware rentals are generally accounted for as operating leases and considered outside the scope of Topic 606.
•Perpetual maintenance and software upgrade rights - Revenue for maintenance and unspecified software upgrade rights on a when-and-if-available basis are recognized straight-line over the term of the contract and included within the recurring services and other caption.

•Perpetual software licenses and hardware - Revenue for software is generally recognized when the customer has the ability to use and benefit from its right to use the license. Hardware is typically recognized upon delivery once title and risk of loss have been transferred (when control has passed).
•Consulting services - The Company accounts for individual services as separate performance obligations if a service is separately identifiable from other items in a combined arrangement and if a customer can benefit from it on its own or with other resources that are readily available to the customer. Revenue for consulting, implementation and installation services is recognized as services are provided by measuring progress toward the complete satisfaction of the Company’s obligation. Progress for services that are contracted for at a fixed price is generally measured based on hours incurred as a portion of total estimated hours. Progress for services that are contracted for on a time and materials basis is generally based on hours expended. These input methods (e.g. hours incurred or expended) of revenue recognition are considered a faithful depiction of our efforts to satisfy services contracts and therefore reflect the transfer of services to a customer under such contracts.
Significant Accounting Policies and Practical Expedients
The following are the Company’s significant accounting policies not already disclosed elsewhere and practical expedients relating to revenue from contracts with customers:
•Taxes assessed by a governmental authority that are both imposed on and concurrent with a specific revenue-producing transaction, that are collected by the Company from a customer, are excluded from revenue.
•Shipping and handling costs associated with outbound freight after control over a product has transferred to a customer are accounted for as fulfillment cost and are included in cost of revenues.
•The Company does not adjust for the effects of a significant financing component if the period between performance and customer payment is one year or less.
•The Company expenses the costs to obtain a contract as incurred when the expected amortization period is one year or less.
Shipping and Handling. Product shipping and handling are included in cost in the Consolidated Statements of Income (Loss).
Cash and Cash Equivalents. All short-term, highly-liquid investments having original maturities of three months or less are considered to be cash equivalents.
Allowance for Doubtful Accounts. Teradata establishes provisions for doubtful accounts using expected credit losses methodology and specific provisions for known issues.
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

In millions	2020	2019	2018
Depreciation expense	$138	$104	$67

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
Costs incurred for the development of analytic database software that will be sold, leased or otherwise marketed are expensed as incurred based on the frequency and agile nature of development. The Company uses agile development methodologies to help respond to new technologies and trends and rapidly changing customer needs. Agile development methodologies are characterized by a more dynamic development process with more frequent and iterative revisions to a product release features and functions as the software is being developed. Due to the shorter development cycle and focus on rapid production associated with agile development, the Company did not capitalize any amounts for external-use software development costs in 2020, 2019 and 2018 due to the relatively short duration between the completion of the working model and the point at which a product is ready for general release. Prior capitalized costs will continue to be amortized under the greater of revenue-based or straight-line method over the estimated useful life.
The following table identifies the activity relating to capitalized software for the following periods:

	Internal-use Software			External-use Software
In millions	2020	2019	2018	2020	2019	2018
Beginning balance at January 1	$13	$15	$16	$23	$57	$105
Capitalized	7	5	6	—	—	—
Amortization	(7)	(7)	(7)	(23)	(34)	(48)
Ending balance at December 31	$13	$13	$15	$—	$23	$57
The aggregate amortization expense (actual and estimated) for internal-use and external-use software for the following periods is:

	Actual	For the years ended (estimated)
In millions	2020	2021	2022	2023	2024	2025
Internal-use software amortization expense	$7	$6	$6	$6	$6	$6
External-use software amortization expense	$23	$—	$—	$—	$—	$—
Valuation of Long-Lived Assets. Long-lived assets such as property and equipment, acquired intangible assets and internal capitalized software are reviewed for impairment when events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. An impairment is calculated based on the present value of future cash flows and an impairment loss would be recognized when estimated future undiscounted cash flows expected to result from the use of the asset and its eventual disposition are less than the carrying amount. No impairment was recognized during 2020.
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
Leases. In February 2016, the FASB issued new guidance, which requires a lessee to account for leases as finance or operating leases. Both types of leases will result in the lessee recognizing a right-of-use asset and a corresponding lease liability on its balance sheet, with differing methodology for income statement and cash flow recognition. For lessors, the standard modifies the classification criteria and the accounting for sales-type and direct financing leases. Entities will classify leases to determine how to recognize lease-related revenue and expense. The Company adopted the new standard as of January 1, 2019 using the modified retrospective adoption approach utilizing the optional transition method with prior periods not recast and have elected certain of the practical expedients allowed under the standard. The Consolidated Financial Statements for the year ended December 31, 2019 and 2020 are presented under the new standard, while comparative years presented are not adjusted and continue to be reported in accordance with our historical accounting policy. See Note 13 for more information.
Pension and Postemployment Benefits. The Company accounts for its pension benefit and its non-U.S. postemployment benefit obligations using actuarial models. The measurement of plan obligations was made as of December 31, 2020. Liabilities are computed using the projected unit credit method. The objective under this method is to expense each participant’s benefits under the plan as they accrue, taking into consideration salary increases and the plan’s benefit allocation formula. Thus, the total pension or postemployment benefit to which each participant is expected to become entitled is broken down into units, each associated with a year of past or future credited service.
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
Stock-based Compensation. Stock-based payments to employees, including restricted shares and restricted share units, are recognized in the financial statements based on their fair value. See Note 7 for additional information.
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
The components of basic and diluted earnings (loss) per share for the years ended December 31 are as follows:

In millions, except earnings (loss) per share	2020	2019	2018
Net income (loss) attributable to common stockholders	$129	$(20)	$30
Weighted average outstanding shares of common stock	109.3	114.2	119.2
Dilutive effect of employee stock options, restricted shares and other stock awards	2.3	—	2.0
Common stock and common stock equivalents	111.6	114.2	121.2
Earnings (loss) per share:
Basic	$1.18	$(0.18)	$0.25
Diluted	$1.16	$(0.18)	$0.25
For 2019 due to the net loss attributable to Teradata common stockholders, potential common shares that would cause dilution, such as employee stock options, restricted shares and other stock awards, have been excluded from the diluted share count because their effect would have been anti-dilutive. For 2019 the fully diluted shares would have been 115.5 million.
Options to purchase 2.0 million shares in 2020 and 2019 and 2.6 million shares in 2018 of common stock, were not included in the computation of diluted earnings per share because their exercise prices were greater than the average market price of the common shares and, therefore, the effect would have been anti-dilutive.
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
Reference Rate Reform. In March 2020, the FASB issued new guidance to provide relief to companies that will be impacted by the expected change in benchmark interest rates, as participating banks will no longer be required to submit London Interbank Offered Rate ("LIBOR") quotes by the UK Financial Conduct Authority. The new guidance allows companies to, provided the only change to existing contracts are a change to an approved benchmark interest rate, account for modifications as a continuance of the existing contract without additional analysis. For new and existing contracts, companies may elect to apply the amendments as of March 12, 2020 through December 31, 2022. The Company is currently evaluating this new guidance to determine the impact it may have on our financial statements and disclosures.
Recently Adopted Guidance
Fair Value Measurement. In August 2018, the FASB issued new guidance that modifies disclosure requirements related to fair value measurement. The Company adopted this guidance on January 1, 2020, which did not have a material impact on our consolidated financial statements.
Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract. In August 2018, the FASB issued new guidance that reduces complexity for the accounting for costs of implementing a cloud computing service arrangement and aligns the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software (and hosting arrangements that include an internal-use software license). The Company adopted this guidance on January 1, 2020, which did not have a material impact on our consolidated financial statements.
Codification Improvements to Financial Instruments-Credit Losses, Derivatives and Hedging, and Financial Instruments. In June 2016, the FASB issued Accounting Standards, Measurement of Credit Losses on Financial Instruments, which introduced the expected credit losses methodology for the measurement of credit losses on financial assets measured at amortized cost basis, replacing the previous incurred loss methodology. Since the issuance of this accounting standard, the FASB has identified certain areas that require clarification and improvement. In May 2019, the FASB issued guidance that allows entities to make an irrevocable one-time election upon adoption of the new credit losses standard to measure financial assets measured at amortized cost (except held-to-maturity securities) using the fair value option. The election is to be applied on an instrument-by-instrument basis. The Company adopted this guidance on January 1, 2020, which did not have a material impact on our consolidated financial statements.
Compensation-Retirement Benefits-Defined Benefit Plans-General. In August 2018, the FASB issued new guidance that modifies the disclosure requirements for employers that sponsor defined benefit pension or other postretirement plans. This guidance is to be applied on a retrospective basis to all periods presented. The Company adopted this guidance on January 1, 2020, which did not have a material impact on our consolidated financial statements.

Note 2 Supplemental Financial Information

	At December 31
In millions	2020	2019
Accounts receivable
Trade	$342	$407
Other	3	8
Accounts receivable, gross	345	415
Less: allowance for doubtful accounts	(14)	(17)
Total accounts receivable, net	$331	$398
Inventories
Finished goods	$18	$19
Service parts	11	12
Total inventories	$29	$31
Other current assets
Income tax receivable	$74	$15
Other	81	76
Total other current assets	$155	$91
Property and equipment
Land	$8	$8
Buildings and improvements	91	100
Finance lease assets	252	167
Machinery and other equipment	516	515
Property and equipment, gross	867	790
Less: accumulated depreciation	(528)	(440)
Total property and equipment, net	$339	$350
Other current liabilities
Sales and value-added taxes	$33	$31
Pension and other postemployment plan liabilities	12	11
Other	54	49
Total other current liabilities	$99	$91
Deferred revenue
Deferred revenue, current	$499	$472
Long-term deferred revenue	38	61
Total deferred revenue	$537	$533
Other long-term liabilities
Transition tax	$82	$92
Uncertain tax positions	18	19
Other	36	27
Total other long-term liabilities	$136	$138

Note 3 Revenue from Contracts with Customers
Disaggregation of Revenue from Contracts with Customers
The following table presents a disaggregation of revenue for the years ended December 31:

In millions	2020	2019	2018
Americas
Recurring	$883	$873	$801
Perpetual software licenses and hardware	36	38	127
Consulting services	106	146	198
Total Americas	1,025	1,057	1,126
EMEA
Recurring	362	305	282
Perpetual software licenses and hardware	23	43	112
Consulting services	100	144	193
Total EMEA	485	492	587
APJ
Recurring	206	185	171
Perpetual software licenses and hardware	14	25	101
Consulting services	106	140	179
Total APJ	326	350	451
Total Revenue	$1,836	$1,899	$2,164

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

In millions	December 31, 2020	December 31, 2019
Accounts receivable, net	$331	$398
Contract assets	$11	$8
Current deferred revenue	$499	$472
Long-term deferred revenue	$38	$61

Revenue recognized during the year ended December 31, 2020 from amounts included in deferred revenue at the beginning of the period was approximately $471 million.
Transaction Price Allocated to Unsatisfied Obligations
The following table includes estimated revenue expected to be recognized in the future related to the Company's unsatisfied (or partially satisfied) obligations at December 31, 2020:

In millions	Total at December 31, 2020	Year 1	Year 2 and Thereafter
Remaining unsatisfied obligations	$2,921	$1,538	$1,383

The amounts above represent the price of firm orders for which work has not been performed or goods have not been delivered and exclude unexercised contract options outside the stated contractual term that do not represent material rights to the customer. Although the Company believes that the contract value in the above table is firm, approximately $1,887 million of the amount includes customer-only general cancellation for convenience terms that the Company is contractually obligated to perform unless the customer notifies us. The Company expects to recognize revenue of approximately $412 million in the next year from contracts that are non-cancelable. The Company believes the inclusion of this information is important to understanding the obligations that the Company is contractually required to perform and provides useful information regarding remaining obligations related to these executed contracts.

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

In millions	December 31, 2019	Capitalized	Amortization	December 31, 2020
Capitalized contract costs	$91	$40	$(33)	$98
In millions	December 31, 2018	Capitalized	Amortization	December 31, 2019
Capitalized contract costs	$54	$57	$(20)	$91

Note 5 Goodwill
The following table identifies the activity relating to goodwill by operating segment:.

In millions	Balance at December 31, 2019	Currency Translation Adjustments	Balance at December 31, 2020
Goodwill
Americas	$253	$—	$253
EMEA	88	4	92
APJ	55	1	56
Total goodwill	$396	$5	$401
In the fourth quarter of 2020, the Company performed its annual impairment test and determined that no impairment to the carrying value of goodwill was necessary. The Company reviewed three reporting units in its 2020 goodwill impairment assessment, as each of the geographic operating segments were considered separate reporting units for purposes of testing. Based on the Company's evaluation and weighting of the events and circumstances that have occurred since the most recent quantitative test, the Company concluded that it was not more likely than not that each reporting unit's fair value was below its carrying value. Therefore, the Company determined that it was not necessary to perform a quantitative goodwill impairment test for the reporting units in 2020.

Note 6 Income Taxes
For the years ended December 31, income (loss) before income taxes consisted of the following:

In millions	2020	2019	2018
(Loss) income before income taxes
United States	$(41)	$(85)	$(79)
Foreign	17	72	106
Total (loss) income before income taxes	$(24)	$(13)	$27
For the years ended December 31, income tax (benefit) expense consisted of the following:

In millions	2020	2019	2018
Income tax (benefit) expense
Current
Federal	$(45)	$(3)	$(10)
State and local	1	—	6
Foreign	9	13	19
Deferred
Federal	34	(10)	(20)
State and local	6	(1)	(4)
Foreign	(158)	8	6
Total income tax (benefit) expense	$(153)	$7	$(3)
Effective income tax rate	637.5%	(53.8%)	(11.1%)

The following table presents the principal components of the difference between the effective tax rate and the United States federal statutory income tax rate for the years ended December 31:

	2020	2019	2018
Income tax expense at the U.S. federal tax rate	21.0%	21.0%	21.0%
Foreign income tax differential	(20.8)%	(49.2)%	2.1%
U.S. tax on foreign earnings	(16.7)%	(8.4)%	2.0%
State and local income taxes	25.0%	58.2%	(25.0)%
U.S. permanent book/tax differences	(4.2)%	(17.0)%	(2.7)%
U.S. research and development tax credits	25.0%	68.5%	(29.5)%
Change in valuation allowance	(25.0)%	(49.1)%	27.7%
Tax impact of NOL carry-back under the CARES act.	79.2%	—%	—%
Tax impact of equity compensation	(66.7)%	(49.3)%	(1.4)%
Deferred tax impact from intra-entity IP transfer	654.2%	—%	—%
Tax impact of U.S. Tax Reform/Transition Tax	—%	—%	(23.9)%
Tax Impact of uncertain tax positions	(29.2)%	(24.6)%	20.2%
Other, net	(4.3)%	(3.9)%	(1.6)%
Effective income tax rate	637.5%	(53.8)%	(11.1)%

The 2020 effective tax rate included $157 million of net discrete tax benefit. Discrete tax benefit of $157 million was recorded related to the transfer of foreign intellectual property as more fully described below. In addition, the Company recognized a net $13 million of tax benefit resulting from the CARES Act of 2020, which allows U.S. corporations a one-time opportunity to claim income tax refunds by allowing a 5-year NOL carry-back for taxable losses incurred in the tax year 2020. Teradata intends to carry back its 2020 NOL to claim a refund for taxes it paid in 2015, which created a one-time income tax benefit for the difference between the 35% 2015 carry back tax rate and the current 21% federal statutory rate. These tax benefits were partially offset by $9 million tax expense related to stock-based compensation and $4 million of incremental global intangible low-taxed income ("GILTI") tax.

These discrete net tax benefits resulted in full-year total income tax benefit in 2020 of $153 million, on a pre-tax net loss of $24 million, causing a tax rate of 637.5%.
On January 1, 2020, we transferred certain of our intellectual property among our wholly-owned subsidiaries, which resulted in the recognition of deferred tax assets of $157 million. The recognition of deferred tax assets from intra-entity transfers of intellectual property required us to make significant estimates and assumptions to determine the fair value of such intellectual property, using a discounted cash flow model. Significant assumptions in valuing the intellectual property include, but are not limited to, internal revenue and expense forecasts, and the discount rate. The sustainability of our future tax benefits is dependent upon the acceptance of these valuation estimates and assumptions by the taxing authorities.
The 2019 effective tax rate was impacted by $3 million tax expense related to stock-based compensation and $3 million of incremental GILTI tax, which resulted in full-year income tax expense in 2019 of $7 million, on a pre-tax net loss of $13 million, causing a negative tax rate of 53.8%.
The 2018 effective tax rates were impacted by the Tax Cuts and Jobs Act of 2017 ("Tax Act"), which was signed into law on December 22, 2017, making significant changes to the United States Internal Revenue Code. Changes include, but are not limited to:
•A corporate tax rate decrease from 35% to 21% effective for tax years beginning after December 31, 2017,
•The transition of United States international taxation from a worldwide tax system to a modified territorial tax system, and
•A one-time transition tax on the mandatory deemed repatriation of cumulative foreign earnings as of December 31, 2017.
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

Deferred income tax assets and liabilities included in the balance sheets at December 31 were as follows:

In millions	2020	2019
Deferred income tax assets
Employee pensions and other liabilities	$62	$63
Other balance sheet reserves and allowances	13	18
Operating lease liabilities	10	14
Tax loss and credit carryforwards	105	80
Deferred revenue	7	12
Intangibles and capitalized software	155	—
Total deferred income tax assets	352	187
Valuation allowance	(51)	(45)
Net deferred income tax assets	301	142
Deferred income tax liabilities
Intangibles and capitalized software	—	8
Right of use assets - operating lease	9	13
Property and equipment	52	12
Other	25	28
Total deferred income tax liabilities	86	61
Total net deferred income tax assets	$215	$81
As of December 31, 2020, Teradata has net operating loss ("NOL") and tax credit carryforwards totaling $105 million (tax effected and before any valuation allowance offset and application of recognition criteria for uncertain tax positions). Of the total tax carryforwards, $17 million are NOL's in the United States and certain foreign jurisdictions, a small portion of which will begin to expire in 2021; $7 million are United States foreign tax credit carryforwards which expire in 2028, which have a $3 million valuation allowance offset; $16 million are federal R&D credits, which will begin to expire in 2038; and $65 million are California R&D tax credits that have an indefinite carryforward period, which have a $47 million valuation allowance offset and $17 million of FIN 48 reserve recorded.
Prior to the enactment of the Tax Act, the Company had not provided for taxes on the undistributed earnings of its foreign subsidiaries as the Company either reinvested or intended to reinvest those earnings outside of the United States. Because of the Tax Act, the Company has changed its indefinite reinvestment assertion related to foreign earnings that have been taxed in the United States and now considers a majority of these earnings no longer indefinitely reinvested. Because of United States tax reform legislation, distributions of profits from non-U.S. subsidiaries are not expected to cause a significant United States tax impact in the future. However, these distributions may be subject to non-U.S. withholding taxes if profits are distributed from certain jurisdictions. The Company has recorded $2 million of deferred foreign withholding tax expense with respect to certain earnings which are not considered permanently reinvested as they would be taxable upon remittance. Deferred taxes have not been provided on earnings considered indefinitely reinvested.
The Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The Company reflects any interest and penalties recorded in connection with its uncertain tax positions as a component of income tax expense.
As of December 31, 2020, the Company’s uncertain tax positions totaled approximately $39 million, of which $18 million is reflected in the other liabilities section of the Company’s balance sheet as a non-current liability. The remaining balance of $21 million of uncertain tax positions relates to certain tax attributes both generated by the Company and acquired in various acquisitions, which are netted against the underlying deferred tax assets recorded on the balance sheet. The entire balance of $39 million in uncertain tax positions would cause a decrease in the effective income tax rate upon recognition. Teradata has recorded $1 million of interest accruals related to its uncertain tax liabilities as of December 31, 2020.

Below is a roll-forward of the Company’s liability related to uncertain tax positions at December 31:

In millions	2020	2019
Balance at January 1	$37	$34
Gross increases for prior period tax positions	6	4
Gross increases for current period tax positions	2	5
Decreases due to the lapse of applicable statute of limitations	(2)	(6)
Decreases relating to settlements with taxing authorities	(4)	—
Balance at December 31	$39	$37
The Company and its subsidiaries file income tax returns in the United States and various state jurisdictions, as well as numerous foreign jurisdictions. As of December 31, 2020, the Company has ongoing tax audits in a limited number of state and foreign jurisdictions. However, no material adjustments have been proposed or made in any of these examinations to date, which would result in any incremental income tax expense in future periods to the Company. The Company's tax returns for years 2017-2020 are still open for assessment by tax authorities in its major jurisdictions.
Note 7 Employee Stock-based Compensation Plans
The Company recorded stock-based compensation expense for the years ended December 31 as follows:

In millions	2020	2019	2018
Stock options	$1	$3	$6
Restricted shares	98	77	56
Employee share repurchase program	2	3	3
Total stock-based compensation before income taxes	101	83	65
Tax benefit	(5)	(10)	(11)
Total stock-based compensation, net of tax	$96	$73	$54

The Teradata Corporation 2007 Stock Incentive Plan (the "2007 SIP"), as amended, and the Teradata 2012 Stock Incentive Plan (the "2012 SIP"), as amended, provide for the grant of several different forms of stock-based compensation. The 2012 SIP was adopted and approved by stockholders in April 2012 and no further awards may be made under the 2007 SIP after that time. A total of approximately 27.5 million shares were authorized to be issued under the 2012 SIP. In May 2020, the Teradata Board of Directors adopted the Teradata New Employee Stock Inducement Plan (the "NESIP"), effective June 1, 2020. Pursuant to the NESIP, the Company may grant equity incentive compensation as a material inducement for certain individuals to commence employment with Teradata within the meaning of Rule 303A.08 of the NYSE Listed Company Manual. A total of 1.3 million shares are reserved for grant under the NESIP and new CEO award, subject to adjustment as provided in the NESIP. The NESIP is scheduled to terminate on June 1, 2023, or such earlier date that the Board shall determine.
New shares of the Company’s common stock are issued as a result of the vesting of restricted share units and stock option exercises and at the time of grant for restricted shares, for awards under all plans.
As of December 31, 2020, the Company’s primary types of stock-based compensation were stock options, restricted shares, restricted share units and the employee stock purchase program (the "ESPP").
Stock Options
No options were granted in 2020, 2019 and 2018. In addition, no options were exercised in 2020.
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
The following table reports restricted shares and restricted share unit activity during the year ended December 31, 2020:

Shares in thousands	Number of Shares	Weighted- Average Grant Date Fair Value per Share
Unvested shares at January 1, 2020	5,169	$40.95
Granted	6,145	$20.74
Vested	(2,100)	$37.19
Forfeited/canceled	(1,702)	$31.74
Unvested shares at December 31, 2020	7,512	$27.00
The following table summarizes the weighted-average fair value of restricted share units granted for Teradata equity awards and the total fair value of shares vested.

	2020	2019	2018
Weighted-average fair value of restricted share units granted	$20.74	$44.13	$37.98
Total fair value of shares vested (in millions)	$80	$41	$53
As of December 31, 2020, there was $122 million of unrecognized compensation cost related to unvested restricted share grants. The unrecognized compensation cost is expected to be recognized over a remaining weighted-average period of 1.0 years.
The following table represents the composition of Teradata restricted share unit grants in 2020:

Shares in thousands	Number of Shares	Weighted- Average Grant Date Fair Value
Service-based shares	5,570	$20.75
Performance-based shares	575	$20.68
Total stock grants	6,145	$20.74

Employee Stock Purchase Program
The Company’s ESPP, effective on October 1, 2007, and as amended effective as of January 30, 2018, provides eligible employees of Teradata and its designated subsidiaries an opportunity to purchase the Company’s common stock at a discount to the average of the highest and lowest sale prices on the last trading day of each month. The ESPP discount is 15% of the average market price and is considered compensatory.

Employees may authorize payroll deductions of up to 10% of eligible compensation for common stock purchases. A total of 7 million shares were authorized to be issued under the ESPP, with approximately 1.3 million shares remaining under that authorization at December 31, 2020. The shares of Teradata common stock purchased by a participant on an exercise date (the last day of each month), for all purposes, are deemed to have been issued and sold at the close of business on such exercise date. Prior to that time, none of the rights or privileges of a stockholder exists with respect to such shares. Employee purchases and aggregate cost were as follows at December 31:

In millions	2020	2019	2018
Employee share purchases	0.7	0.6	0.5
Aggregate cost	$14	$20	$17

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
Pension and postemployment benefit costs for the years ended December 31 were as follows:

	2020		2019		2018
In millions	Pension	Postemployment	Pension	Postemployment	Pension	Postemployment
Service cost	$7	$11	$7	$11	$8	$8
Interest cost	2	1	3	1	3	1
Expected return on plan assets	(2)	—	(2)	—	(2)	—
Settlement charge	1	—	—	—	—	—
Curtailment charge	—	—	—	—	(1)	—
Amortization of actuarial loss	2	7	1	5	1	4
Total costs	$10	$19	$9	$17	$9	$13

The underfunded amount of pension and postemployment obligations is recorded as a liability in the Company’s consolidated balance sheet. The following tables present the changes in benefit obligations, plan assets, funded status and the reconciliation of the funded status to amounts recognized in the consolidated balance sheets and in accumulated other comprehensive income at December 31:

	Pension		Postemployment
In millions	2020	2019	2020	2019
Change in benefit obligation
Benefit obligation at January 1	$149	$132	$61	$54
Service cost	7	7	11	11
Interest cost	2	3	1	1
Plan participant contributions	1	1	—	—
Actuarial loss	14	24	12	21
Benefits paid	(1)	(10)	(24)	(26)
Curtailment	(5)	(1)	—	—
Settlement	(11)	(6)	—	—
Plan Amendment	—	—	3	—
Currency translation adjustments	8	(1)	—	—
Benefit obligation at December 31	$164	$149	$64	$61
Change in plan assets
Fair value of plan assets at January 1	$69	$68	$—	$—
Actual return on plan assets	4	10	—	—
Company contributions	5	6	—	—
Benefits paid	(1)	(10)	—	—
Currency translation adjustments	5	—	—	—
Plan participant contribution	1	1	—	—
Settlements	(11)	(6)	—	—
Fair value of plan assets at December 31	72	69	—	—
Funded status (underfunded)	$(92)	$(80)	$(64)	$(61)
Amounts Recognized in the Consolidated Balance Sheet
Non-current assets	$8	$6	$—	$—
Current liabilities	(2)	(1)	(10)	(10)
Non-current liabilities	(98)	(85)	(54)	(51)
Net amounts recognized	$(92)	$(80)	$(64)	$(61)
Amounts Recognized in Accumulated Other Comprehensive Income (Loss)
Unrecognized Net actuarial loss	$31	$30	$66	$61
Unrecognized Prior service cost	—	—	5	2
Total	$31	$30	$71	$63
The following table presents the accumulated pension benefit obligation at December 31:

In millions	2020	2019
Accumulated pension benefit obligation	$153	$137
The following table presents pension plans with accumulated benefit obligations in excess of plan assets at December 31:

In millions	2020	2019
Projected benefit obligation	$132	$119
Accumulated benefit obligation	$123	$109
Fair value of plan assets	$33	$33

The following table presents the pre-tax net changes in projected benefit obligations recognized in other comprehensive income:

	Pension		Postemployment
In millions	2020	2019	2020	2019
Actuarial loss arising during the year	$7	$15	$15	$21
Amortization of loss included in net periodic benefit cost	(2)	(1)	(7)	(5)
Recognition of loss due to curtailment	(5)	—	—	—
Recognition of loss due to settlement	(2)	—	—	—
Foreign currency exchange	3	—	—	—
Total recognized in other comprehensive income (loss)	$1	$14	$8	$16

The weighted-average rates and assumptions used to determine benefit obligations at December 31, and net periodic benefit cost for the years ended December 31, were as follows:

	Pension Benefit Obligations		Pension Benefit Cost
	2020	2019	2020	2019	2018
Discount rate	0.9%	1.2%	1.2%	2.2%	2.1%
Rate of compensation increase	2.8%	3.0%	3.0%	3.4%	3.3%
Expected return on plan assets	N/A	N/A	3.5%	3.0%	2.8%
Interest crediting rate assumption	0.9%	0.9%	0.9%	0.8%	N/A
	Postemployment Benefit Obligations		Postemployment Benefit Cost
	2020	2019	2020	2019	2018
Discount rate	1.6%	1.8%	1.8%	2.5%	2.6%
Rate of compensation increase	3.0%	3.0%	3.0%	3.0%	3.0%
Involuntary turnover rate	3.5%	3.0%	3.0%	2.5%	2.3%
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

Plan Assets. The weighted-average asset allocations at December 31, by asset category are as follows:

	Actual Asset Allocation as of December 31		Target Asset
	2020	2019	Allocation
Equity securities	34%	34%	32%
Debt securities	44%	43%	49%
Insurance (annuity) contracts	12%	12%	12%
Real estate	8%	10%	4%
Other	2%	1%	3%
Total	100%	100%	100%
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
The following is a description of the valuation methodologies used for pension assets as of December 31, 2020.
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
The following table sets forth by level, within the fair value hierarchy, the pension plan assets at fair value as of December 31, 2020:

		Fair Value Measurements at Reporting Date Using
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
In millions	December 31, 2020	(Level 1)	(Level 2)	(Level 3)
Money market funds	$1	$—	$1	$—
Equity funds	25	—	25	—
Bond/fixed-income funds	32	—	32	—
Real estate indirect investments	6	—	6	—
Insurance contracts	8	—	—	8
Total assets at fair value	$72	$—	$64	$8

The table below sets forth a summary of changes in the fair value of the pension plan level 3 assets for the year ended December 31, 2020:

In millions	Insurance Contracts
Balance as of January 1, 2020	$8
Purchases, sales and settlements, net	—
Balance as of December 31, 2020	$8
The following table sets forth by level, within the fair value hierarchy, the pension plan assets at fair value as of December 31, 2019:

		Fair Value Measurements at Reporting Date Using
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
In millions	December 31, 2019	(Level 1)	(Level 2)	(Level 3)
Money market funds	$1	$—	$1	$—
Equity funds	23	—	23	—
Bond/fixed-income funds	30	—	30	—
Real estate indirect investments	7	—	7	—
Insurance contracts	8	—	—	8
Total assets at fair value	$69	$—	$61	$8
The table below sets forth a summary of changes in the fair value of the pension plan level 3 assets for the year ended December 31, 2019:

In millions	Insurance Contracts
Balance as of January 1, 2019	$8
Purchases, sales and settlements, net	—
December 31, 2019	$8

Cash Flows Related to Employee Benefit Plans
Cash Contributions. In 2021, the Company expects to contribute approximately $3 million to the international pension plans.

Estimated Future Benefit Payments. The Company expects to make the following benefit payments, estimated based on the assumptions used to measure the company's benefit obligation at the end of the year, reflecting past and future service from its pension and postemployment plans:

	Pension	Postemployment
In millions	Benefits	Benefits
Year
2021	$8	$10
2022	$6	$10
2023	$6	$10
2024	$6	$10
2025	$7	$10
2026 - 2030	$37	$52
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

In millions	2020	2019	2018
U.S. savings plan	$19	$21	$22
International subsidiary savings plans	$13	$16	$17

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
In June 2018, Teradata executed a five-year interest rate swap with a $500 million initial notional amount to hedge the floating interest rate of its Term Loan, as more fully described in Note 12. The Company uses interest rate swaps to manage interest rate risks on future interest payments caused by interest rate changes on its variable rate term loan. The notional amount of the hedge will step-down according to the amortization schedule of the term loan. The notional amount of the hedge was $456 million as of December 31, 2020.
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

The following table identifies the contract notional amount of the Company’s hedging instruments at December 31:

In millions	2020	2019
Contract notional amount of foreign exchange forward contracts	$90	$150
Net contract notional amount of foreign exchange forward contracts	$29	$41
Contract notional amount of interest rate swap	$456	$482
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
Note 10 Commitments and Contingencies
Legal Proceedings
In the ordinary course of business, the Company is subject to proceedings, lawsuits, governmental investigations, claims and other matters, including those that relate to the environment, health and safety, employee benefits, export compliance, intellectual property, tax matters and other regulatory compliance and general matters. We are not currently a party to any litigation, nor are we aware of any pending or threatened litigation against us that we believe would materially affect our business, operating results, financial condition or cash flows, other than the following:
On June 19, 2018, the Company and certain of its subsidiaries filed a lawsuit in the U.S. District Court for the Northern District of California against SAP SE, SAP America, Inc., and SAP Labs, LLC (collectively, "SAP"). In the lawsuit, the Company alleges, among other things, that SAP misappropriated certain of the Company’s trade secrets within the Company’s enterprise data analytics and warehousing products and used them to help develop, improve, introduce, and sell one or more competing products. The Company further alleges that SAP has employed anticompetitive practices using its substantial market position in the enterprise resource planning applications market to pressure the Company’s customers and prospective customers to use SAP’s one or more competing products and reduce or eliminate customers' and prospective customers' use of the Company's offerings. The Company seeks an injunction barring SAP’s alleged conduct, monetary damages, and other available legal and equitable relief. In July 2019, SAP filed patent infringement counterclaims against Teradata based on five of SAP’s U.S. patents (one of which has since been dismissed from the suit), and we are vigorously defending against these counterclaims. On August 31, 2020, the Company filed a second lawsuit against SAP in the U.S. District Court for the Northern District of California. In this lawsuit as it currently stands, Teradata alleges infringement by SAP of four of Teradata’s U.S. patents and seeks an injunction barring SAP from further infringement, monetary damages, and other available legal and equitable relief. On February 16, 2021, SAP filed additional patent infringement counterclaims against Teradata based on six additional U.S. patents. On the same day, SAP also filed a lawsuit in Germany for infringement of a single German patent. Currently, it is not possible to determine the likelihood of a loss or a reasonably estimated range of loss, if any, pertaining to any of SAP’s patent counterclaims in the United States or its German lawsuit.
Guarantees and Product Warranties.
Guarantees associated with the Company’s business activities are reviewed for appropriateness and impact to the Company’s financial statements. Periodically, the Company’s customers enter into various leasing arrangements coordinated with a leasing company. In some instances, the Company guarantees the leasing company a minimum value at the end of the lease term on the leased equipment. As of December 31, 2020, the maximum future payment obligation of this guaranteed value and the associated liability balance was immaterial.

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
Concentrations of Risk. The Company is potentially subject to concentrations of credit risk on accounts receivable and financial instruments such as hedging instruments, and cash and cash equivalents. Credit risk includes the risk of nonperformance by counterparties. The maximum potential loss may exceed the amount recognized on the balance sheet. Exposure to credit risk is managed through credit approvals, credit limits, selecting major international financial institutions (as counterparties to hedging transactions) and monitoring procedures. Teradata’s business often involves large transactions with customers, and if one or more of those customers were to default in its obligations under applicable contractual arrangements, the Company could be exposed to potentially significant losses. However, management believes that the reserves for potential losses were adequate at December 31, 2020 and December 31, 2019.
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

When deemed appropriate, the Company minimizes its exposure to changes in foreign currency exchange rates using derivative financial instruments, specifically, foreign exchange forward contracts. Additionally, in June 2018, Teradata executed a five-year interest rate swap with a $500 million initial notional amount to hedge the floating interest rate on its term-loan. The fair value of these contracts and swaps are measured at the end of each interim reporting period using observable inputs other than quoted prices, specifically market spot and forward exchange rates. As such, these derivative instruments are classified within Level 2 of the valuation hierarchy. Fair value of unrealized gains for open contracts are recorded in other assets and the fair value of unrealized losses are recorded in other liabilities in the Company's balance sheet. The fair value of foreign exchange forward contracts recorded in other assets and other liabilities at December 31, 2020 and 2019 were not material. Realized gains and losses from the Company’s fair value hedges net of corresponding gains or losses on the underlying exposures were immaterial for years ended December 31, 2020, 2019 and 2018.
The Company’s assets and liabilities measured at fair value on a recurring basis and subject to fair value disclosure requirements at December 31, 2020 and December 31, 2019 were as follows:

		Fair Value Measurements at Reporting Date Using
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
In millions	Total	(Level 1)	(Level 2)	(Level 3)
Assets
Money market funds at December 31, 2020	$16	$16	$—	$—
Money market funds at December 31, 2019	$141	$141	$—	$—
Liabilities
Interest rate swap at December 31, 2020	$27	$—	$27	$—
Interest rate swap at December 31, 2019	$19	$—	$19	$—

Note 12 Debt
In June 2018, Teradata replaced its existing five-year, $400 million revolving credit facility with a new $400 million revolving credit facility (the "Credit Facility"). The Credit Facility ends in June 2023, at which point any remaining outstanding borrowings would be due for repayment unless extended by agreement of the parties for up to two additional one-year periods. In addition, under the terms of the Credit Facility, Teradata from time to time and subject to certain conditions may increase the lending commitments under the Credit Facility in an aggregate principal amount up to an additional $200 million, to the extent that existing or new lenders agree to provide such additional commitments. The outstanding principal amount of the Credit Facility bears interest at a floating rate based upon, at Teradata’s option, a negotiated base rate or a Eurodollar rate plus, in each case, a margin based on Teradata’s leverage ratio. In the near term, Teradata would anticipate choosing a floating rate based on London Interbank Offered Rate ("LIBOR"). The Credit Facility is unsecured but is guaranteed by certain of Teradata’s material domestic subsidiaries and contains certain representations and warranties, conditions, affirmative, negative and financial covenants, and events of default customary for such facilities. As of December 31, 2020 and 2019, the Company had no borrowings outstanding under the Credit Facility, leaving $400 million in additional borrowing capacity available under the Credit Facility. The Company was in compliance with all covenants as of December 31, 2020 and 2019.
Also, in June 2018, Teradata closed on a new senior unsecured $500 million five-year term loan, the proceeds of which plus additional cash-on-hand were used to pay off the remaining $525 million of principal on its previous term loan. The term loan is payable in quarterly installments, which commenced on June 30, 2019, with 1.25% of the initial principal amount due on each of the first eight payment dates; 2.50% of the initial principal amount due on each of the next four payment dates; 5.0% of the initial principal amount due on each of the next three payment dates; and all remaining principal due on June 11, 2023. The outstanding principal amount of the term loan bears interest at a floating rate based upon a negotiated base rate or a Eurodollar rate plus, in each case, a margin based on the leverage ratio of the Company. The term loan principal outstanding was $456 million at December 31, 2020 and $482 million at December 31, 2019. As disclosed in Note 9, Teradata entered into an interest rate swap to hedge the floating interest rate of the Term Loan. As a result of the swap, Teradata’s fixed rate on the term loan equals 2.86% plus the applicable leverage-based margin as defined in the term loan agreement. As of December 31, 2020 and 2019, the all-in fixed rate is 4.36%. Remaining unamortized deferred issuance costs of approximately $1 million were being amortized over the five-year term of the loan. The Company was in compliance with all covenants as of December 31, 2020 and 2019.
Annual contractual maturities of outstanding principal on the term loan at December 31, 2020, are as follows:

In millions
2021	44
2022	87
2023	325
Total	$456
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
The Company leases property and equipment under finance and operating leases. The Company's operating leases consist of automobiles in certain countries and real estate, including office, storage and parking spaces. The duration of these leases range from 2 to 6 years. The Company's finance leases primarily consist of equipment financed for the purpose of delivering services to our customers. For leases with terms greater than 12 months, the Company recorded the related asset and obligation at the present value of lease payments over the term. Many of our leases include variable rental escalation clauses which are recognized when incurred. Some of our leases also include renewal options and/or termination options that are factored into the determination of lease payments and lease terms when it is reasonably certain that the Company will exercise these options. Lease agreements do not contain any material residual value guarantees or material restrictive covenants. Leases with an initial term of 12 months or less are not recorded on the balance sheet. The Company recognizes lease expense for these leases on a straight-line basis over the lease term. For real estate leases beginning in 2019 and later, we account for lease components (e.g., fixed payments including rent, real estate taxes and insurance costs) separately from the non-lease components (e.g., common-area maintenance costs). For automobile leases we account for lease and non-lease components together.
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

The table below presents the lease-related assets and liabilities recorded on the balance sheet at December 31:

In millions, except weighted average calculations	Classification on the Balance Sheet	2020	2019
Assets
Operating lease assets	Right of use assets - operating lease, net	$38	$51
Finance lease assets	Property and equipment, net	170	141
Total lease assets		$208	$192

Liabilities
Current
Operating	Current portion of operating lease liability	$15	$20
Finance	Current portion of finance lease liability	75	55
Non current
Operating	Operating lease liability	28	38
Finance	Finance lease liability	70	75
Total lease liabilities		$188	$188

Weighted-average remaining lease term
Operating leases		3.35 years	3.49 years
Finance leases		2.03 years	2.44 years
Weighted-average discount rate
Operating leases(1)		5.00%	5.00%
Finance leases		4.33%	4.58%

(1) Upon adoption of the new lease standard, discount rates used for existing leases were established based on the Company's incremental borrowing rate at January 1, 2019. For new leases entered after January 1, 2019, the discount rate was determined based on the Company's incremental borrowing rate at lease commencement.
Lessee Costs
The table below presents certain information related to the lease costs for finance and operating leases recognized in the Company's consolidated statements of income (loss) for the years ended December 31:

In millions	2020	2019
Finance lease cost
Depreciation of leased assets	$55	$25
Interest of lease liabilities	6	4
Operating lease cost	24	31
Sub-lease income from real estate properties owned and leased	(6)	(6)
Total lease cost	$79	$54
Other Information
The table below presents supplemental cash flow information related to cash paid for amounts included in the measurement of lease liabilities for the year ended December 31:

In millions	2020	2019
Operating cash flows for operating leases	$23	$22
Operating cash flows for finance leases	$6	$4
Financing cash flows for finance leases	$70	$33

Undiscounted Cash Flows
The table below reconciles the undiscounted cash flows for each of the first five years and total of the remaining years to the finance lease liabilities and operating lease liabilities recorded on the balance sheet at December 31, 2020:

In millions	Operating Leases	Finance Leases
2021	$19	$80
2022	14	56
2023	9	17
2024	5	—
2025	3	—
Thereafter	1	—
Total minimum lease payments	51	153
Less: amount of lease payments representing interest	(8)	(8)
Present value of future minimum lease payments	43	145
Less: current obligations under leases	(15)	(75)
Long-term lease obligations	$28	$70

The table below provides the undiscounted cash flows for the Company's finance lease liabilities and operating lease obligations as of December 31, 2019.

In millions	Operating Leases	Finance Leases
2020	$24	$60
2021	16	54
2022	12	23
2023	7	—
2024	4	—
Thereafter	2	—
Total minimum lease payments	65	137
Less: amount of lease payments representing interest	(7)	(7)
Present value of future minimum lease payments	58	130
Less: current obligations under leases	(20)	(55)
Long-term lease obligations	$38	$75
Lessor
The Company receives rental revenue for leasing hardware offerings to its customers. For our hardware rental offering, the Company owns or leases the hardware and may or may not provide managed services. Leases sometimes include options to renew but typically do not include lessee purchase options. The revenue for these operating leases is generally recognized straight-line over the term of the contract and is included within the recurring revenue caption on the consolidated statements of income (loss). Equipment used for this revenue is reported within Property and equipment, net on the consolidated balance sheet.
The following table includes rental revenue for the years ended December 31:

In millions	2020	2019	2018
Rental revenue*	$100	$76	$32

*Rental revenue includes hardware maintenance.
The following table includes estimated rental revenue expected to be recognized in the future based on executed contracts at December 31, 2020:

In millions	Rental Revenue
2021	$151
2022	118
2023-24	73
Total	$342

Note 14 Segment, Other Supplemental Information and Concentrations
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
The following table presents segment revenue and segment gross profit for the Company for the years ended December 31:

In millions	2020	2019	2018
Segment revenue
Americas	$1,025	$1,057	$1,126
EMEA	485	492	587
APJ	326	350	451
Total revenue	1,836	1,899	2,164
Segment gross profit
Americas	631	626	621
EMEA	273	239	275
APJ	168	148	199
Total segment gross profit	1,072	1,013	1,095
Stock-based compensation expense	16	14	15
Acquisition, integration and reorganization-related costs	14	11	5
Amortization of capitalized software costs	23	33	49
Total gross profit	1,019	955	1,026
Selling, general and administrative expenses	669	618	666
Research and development expenses	334	327	317
Total income from operations	$16	$10	$43
Certain items, including amortization of certain capitalized software costs, were excluded from segment gross profit to conform to the way the Company manages and reviews the results by segment.
The following table presents revenues by geographic area for the years ended December 31:

In millions	2020	2019	2018
United States	$921	$953	$1,018
Americas (excluding United States)	104	104	108
EMEA	485	492	587
APJ	326	350	451
Total revenue	$1,836	$1,899	$2,164
The following table presents property and equipment, net by geographic area at December 31:

In millions	2020	2019
United States	$248	$261
Americas (excluding United States)	18	19
EMEA	43	36
APJ	30	34
Property and equipment, net	$339	$350
Concentrations. No single customer accounts for more than 10% of the Company's revenue. As of December 31, 2020, the Company is not aware of any significant concentration of business transacted with a particular customer that could, if suddenly eliminated, have a material adverse effect on the Company’s operations. The Company's hardware components are assembled exclusively by Flex. In addition, the Company utilizes preferred supplier relationships to better ensure more consistent quality, cost, and delivery. There can be no assurances that a disruption in production at Flex or at a supplier would not have a material adverse effect on the Company's operations. In addition, a significant change in the forecasts to any of these preferred suppliers could result in purchase obligations or components that may be in excess of demand.
Note 15 Accumulated Other Comprehensive (Loss) Income
The following table provides information on changes in accumulated other comprehensive (loss) income, net of tax ("AOCI"), for the years ended December 31:

In millions	Derivatives	Defined benefit plans	Foreign currency translation adjustments	Total AOCI
Balance as of December 31, 2017	$—	$(36)	$(38)	$(74)
Other comprehensive loss before reclassifications	(6)	(13)	(13)	(32)
Amounts reclassified from AOCI	—	5	—	5
Net other comprehensive loss	(6)	(8)	(13)	(27)
Balance as of December 31, 2018	$(6)	$(44)	$(51)	$(101)
Other comprehensive loss before reclassifications	(9)	(27)	(10)	(46)
Amounts reclassified from AOCI	—	6	—	6
Net other comprehensive loss	(9)	(21)	(10)	(40)
Balance as of December 31, 2019	$(15)	$(65)	$(61)	$(141)
Other comprehensive (loss) income before reclassifications	(6)	(12)	7	(11)
Amounts reclassified from AOCI	—	9	—	9
Net other comprehensive (loss) income	(6)	(3)	7	(2)
Balance as of December 31, 2020	$(21)	$(68)	$(54)	$(143)
The following table presents the impact and respective location of AOCI reclassifications in the Consolidated Statements of Income for the years ended December 31:

In millions
AOCI Component	Location	2020	2019	2018
Other Expense	Other Expense	(10)	(7)	(6)
Tax portion	Income tax benefit	1	1	1
Total reclassifications	Net (loss) income	$(9)	$(6)	$(5)
Further information on the Company’s defined benefit plans is included in Note 8.
Note 16 Reorganization and Business Transformation
2018 Plan
In June 2018, the Company approved a plan to consolidate certain of its operations, including transitioning its corporate headquarters to San Diego, California from its location in Dayton, Ohio. This plan, which was being executed in connection with Teradata’s comprehensive business transformation, better aligned the Company’s skills and resources to effectively pursue opportunities in the marketplace. The Company recognized costs of $23 million in 2018, $14 million in 2019 and $1 million in 2020 for employee separation benefits, transition support, facilities lease related costs, outside service, legal and other exit-related costs. The employee separation benefit costs were expensed over the time period that the employees had to work to earn them. All actions were completed as of December 31, 2020 and the Company incurred costs and charges of approximately $38 million related to the plan. The majority of the costs were attributable to the Americas reporting unit and recorded as selling, general and administrative expenses with no impact on our segment gross profit. Cash paid related to this plan was $11 million in 2018, $19 million in 2019 and $2 million in 2020. Included in the total costs of $38 million for the plan are non cash expenses of $6 million for accelerated amortization recorded in 2019 for right-of-use assets associated with the lease on its prior corporate headquarters. The remaining lease liability is included in our operating lease obligations as of December 31, 2019 and 2020.
2020 Plan
In September 2020, the Company offered a voluntary separation program ("VSP") to certain tenured employees. This global program was generally made available to active employees in good standing who (1) were at least 55 years old as of October 1, 2020 and (2) had at least ten years of service with Teradata. This program was implemented as part of the Company's efforts to improve its cost structure. On November 2, 2020, the Company approved a plan to realign and reduce its workforce and rationalize its real estate footprint. The workforce measures involve involuntary headcount reduction actions. These actions are separate from the VSP. The rationalization of the Company’s real estate footprint involves terminating leases relating to certain of the Company’s offices globally and transitioning impacted employees to a permanent virtual working environment, co-working space or a smaller facility, depending on business need. The Company is continuing to evaluate and implement additional measures that would be expected to result in further cost savings.
The Company expects that the costs relating to these workforce reduction and real estate rationalization measures will include one-time employee separation benefits, transition support, outside services and other exit-related costs. The Company expects that it will incur total costs and charges related to these actions in the range of approximately $55 to $65 million, consisting primarily of the following:
•$12 to $14 million for employee severance and other employee-related costs, which is separate from the $30 to $33 million for costs related to the Voluntary Separation Program,
•$5 to $6 million charge for facilities lease related costs, and
•$8 to $12 million for outside service, legal and other associated costs.
The Company incurred $42 million of these costs and charges in 2020 with the remaining costs and charges expected to be incurred in 2021 upon completion of these actions. Cash expenditures related to these actions are estimated at approximately $65 to $75 million. Approximately $14 to $18 million of the cash expenditures relate to cash payments to international employees and will not have a material impact on the Consolidated Statements of Income (Loss) due to the Company accounting for its International postemployment benefits under Accounting

Standards Codification 712, Compensation - Nonretirement Postemployment Benefits ("ASC 712"), which uses actuarial estimates and defers the immediate recognition of gains or losses.
The Company recognized costs of $42 million ($38 million cash and $4 million non-cash) in 2020 for the VSP, employee separation benefits, facilities lease related costs, outside service, legal and other associated costs. Certain benefits are being expensed over the time period that the employees have to work to earn them to the extent the required service period extends beyond the nominal period. $10 million of these costs were recorded to Costs of revenue, $25 million were recorded to Selling, general and administrative expenses and $7 million were recorded to Research and development expenses. There was no impact to the segment gross profit.
Cash paid related to the plan listed above was $23 million in 2020. Not included in the table below are approximately $2 million of cash payments for international employees which will not have a material impact on the Consolidated Statements of Income (Loss) as noted above, as well as another $1 million payments made for outside services to be completed in early 2021. These advance payments have not yet been recognized as expense for the year ended December 31, 2020.
The 2020 activity and the reserves related to the 2020 plan are as follows:

In millions	Expense accruals	Cash payments	Balance at December 31, 2020
VSP	$23	$(7)	$16
Employee severance and other employee-related costs	9	(7)	2
Facilities lease related costs, outside service, legal and other associated costs	6	(6)	—
Total	$38	$(20)	$18
In addition, the Company incurred non-cash costs not reflected in the table above of $2 million in stock-based compensation for accelerated vesting tied to the VSP and $2 million for accelerated amortization of right-of-use assets and fixed assets in 2020 associated with the termination of leases relating to certain of the Company’s offices globally. The remaining lease liability is included in our operating lease obligations as of December 31, 2020 and is not included in the table above.

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
Based on their evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective to provide reasonable assurance as of December 31, 2020.
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
Management assessed the effectiveness of Teradata’s internal control over financial reporting as of the end of the period covered by this report. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") in Internal Control – Integrated Framework (2013). Based on our assessment and those criteria, management concluded that Teradata’s internal control over financial reporting was effective as of December 31, 2020.
Teradata’s independent registered public accounting firm has issued their report on the effectiveness of Teradata’s internal control over financial reporting as of December 31, 2020, which appears in this Annual Report.
Changes in Internal Control over Financial Reporting
There have been no changes in our internal control over financial reporting that occurred during the last fiscal quarter ended December 31, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	OTHER INFORMATION
None.
PART III

Item 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Information required to be included in Part III Item 10 is set forth under the captions "Election of Directors" and "Additional Information Concerning the Board of Directors" in Teradata’s Notice of Annual Meeting of Stockholders and Proxy Statement to be filed with the SEC within 120 days after the end of our fiscal 2020 year (the "2021 Proxy Statement") and is incorporated herein by reference. The information under the heading "Executive Officers of the Registrant" in Part I Item 1 of this Annual Report on Form 10-K is also incorporated by reference in this section.

Item 11.	EXECUTIVE COMPENSATION
Information required to be included in Part III Item 11 is set forth under the captions "Director Compensation," "Compensation Discussion and Analysis," "Compensation Tables," "Potential Payments Upon Termination or Change in Control," "Compensation and Human Resource Committee" and "Board Compensation and Human

Resource Committee Report on Executive Compensation" in Teradata’s 2021 Proxy Statement and incorporated herein by reference.

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Information required to be included in Part III Item 12 is set forth under the caption “Stock Ownership” and the caption “Current Equity Compensation Plan Information” under Item 3 of Teradata’s 2021 Proxy Statement and incorporated herein by reference.

Item 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
Information required to be included in Part III Item 13 is set forth under the captions "Related Person Transactions" and "Board Independence and Related Transactions" in Teradata’s 2021 Proxy Statement and incorporated herein by reference.

Item 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES
Information required to be included in Part III Item 14 is set forth under the caption "Fees Paid to Independent Registered Public Accounting Firm" in Teradata’s 2021 Proxy Statement and incorporated herein by reference.

PART IV

Item 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES
(a)Index
1. Financial Statements: The consolidated financial statements of the Company and the Report of Independent Registered Public Accounting Firm as set forth in Part II, Item 8 of this Annual Report:

Report of Independent Registered Public Accounting Firm	40
Consolidated Statements of Income (Loss) for the years ended December 31, 2020, 2019 and 2018	43
Consolidated Statements of Consolidated Statements of Comprehensive Income (Loss) for the years ended December 31, 2020, 2019 and 2018 (Loss) Income for the years ended December 31, 2020, 2019 and 2018	44
Consolidated Balance Sheets at December 31, 2020 and 2019	45
Consolidated Statements of Cash Flows for the years ended December 31, 2020 2019 and 2018	46
Consolidated Statements of Changes in Stockholders’ Equity for the years ended December 31, 2020, 2019 and 2018	47
Notes to Consolidated Financial Statements	48
2. Financial Statement Schedule: Financial Statement Schedule II – Valuation and Qualifying Accounts is included in this Annual Report on page 87. All other schedules are not required under the related instructions or are not applicable.
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

3.2	Amended and Restated By-Laws of Teradata Corporation, as amended and restated on July 26, 2016 (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K dated August 1, 2016).

4.1	Common Stock Certificate of Teradata Corporation (incorporated by reference to Exhibit 4.1 to the Quarterly Report on Form 10-Q dated November 13, 2007 (SEC file number 001-33458)).

4.2	Description of the Registrant’s Securities (incorporated by reference to Exhibit 4.2 to the Annual Report on Form 10-K dated February 28, 2020).

10.1	Form of Technology Agreement (incorporated by reference to Exhibit 10.6 to the Registration Statement on Form 10).

10.2*	Teradata Corporation Employee Stock Purchase Plan, as amended and restated on January 30, 2012 (incorporated by reference to Exhibit 10.4 to the Quarterly Report on Form 10-Q dated August 6, 2018).

10.3*	Teradata Management Incentive Plan, as amended and restated on February 20, 2018 (incorporated by reference to Exhibit 10.3 to the Annual Report on Form 10-K dated February 23, 2018).

10.4*	Teradata Change in Control Severance Plan, as amended and restated on July 18, 2018 (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q dated November 5, 2018).

10.5*	Teradata Executive Severance Plan, effective as of February 1, 2017 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K dated February 3, 2017).

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

10.6.2*
Form of 2008 Director Option Grant Statement under the Teradata Corporation 2007 Stock Incentive Plan (incorporated by reference to Exhibit 10.5 to the Quarterly Report on Form 10-Q dated May 15, 2008 (SEC file number 001-33458)).

10.6.3*
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

10.7.9*
Form of Stock Option Agreement Under the Teradata 2012 Stock Incentive Plan, approved on November 28, 2016 (incorporated by reference to Exhibit 10.10.23 to the Annual Report on Form 10-K dated February 27, 2017).

10.7.10*
Form of Stock Option Agreement For Non-U.S. Employees Under the Teradata 2012 Stock Incentive Plan, approved on November 28, 2016 (incorporated by reference to Exhibit 10.10.24 to the Annual Report on Form 10-K dated February 27, 2017).

10.7.11*
Form of Restricted Share Unit Agreements Under the Teradata 2012 Stock Incentive Plan, approved on November 28, 2016 (incorporated by reference to Exhibit 10.10.25 to the Annual Report on Form 10-K dated February 27, 2017).

10.7.12*
Form of Restricted Share Unit Agreements For Non-U.S. Employees Under the Teradata 2012 Stock Incentive Plan, approved on November 28, 2016 (incorporated by reference to Exhibit 10.10.26 to the Annual Report on Form 10-K dated February 27, 2017).

10.7.13*
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

10.7.16*
Forms of Restricted Share Unit Agreements Under the Teradata 2012 Stock Incentive Plan, approved on November 27, 2017 (incorporated by reference to Exhibit 10.8.25 to the Annual Report on Form 10-K dated February 23, 2018).

10.7.17*
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

10.7.19*
Form of Special Retention Restricted Share Unit Agreement Under the Teradata 2012 Stock Incentive Plan, approved on November 27, 2017 (incorporated by reference to Exhibit 10.8.28 to the Annual Report on Form 10-K dated February 23, 2018).

10.7.20*
Form of Restricted Share Unit Agreement Under the Teradata 2012 Stock Incentive Plan, approved on February 4, 2019 (incorporated by reference to Exhibit 10.8.29 to the Annual Report, as amended, on Form 10-K/A dated March 1, 2019).

10.7.21*
Form of Restricted Share Unit Agreement For Non-U.S. Employees Under the Teradata 2012 Stock Incentive Plan, approved on February 4, 2019 (incorporated by reference to Exhibit 10.8.30 to the Annual Report, as amended, on Form 10-K/A dated March 1, 2019).

10.7.22*
Form of Performance-Based Restricted Share Unit Agreement Under the Teradata 2012 Stock Incentive Plan, approved on February 4, 2019 (incorporated by reference to Exhibit 10.8.31 to the Annual Report, as amended, on Form 10-K/A dated March 1, 2019).

10.7.23*	Form of Restricted Share Unit Agreement (Interim CEO Grant with Graded Vesting) Under the Teradata 2012 Stock Incentive Plan, approved on November 15, 2019.

10.7.24*
Form of Restricted Share Unit Agreement Under the Teradata 2012 Stock Incentive Plan, approved on February 27, 2020 (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q dated May 11, 2020).

10.7.25*
Form of Restricted Share Unit Agreement for Non-U.S. Employees Under the Teradata 2012 Stock Incentive Plan, approved on February 27, 2020 (incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q dated May 11, 2020).

10.7.26*
Form of Performance-Based Restricted Share Unit Agreement Under the Teradata 2012 Stock Incentive Plan, approved on February 27, 2020 (incorporated by reference to Exhibit 10.3 to the Quarterly Report on Form 10-Q dated May 11, 2020).

10.7.27*
Form of Restricted Share Unit Agreement for Non-U.S. Employees Under the Teradata 2012 Stock Incentive Plan, approved on February 27, 2020 (incorporated by reference to Exhibit 10.4 to the Quarterly Report on Form 10-Q dated May 11, 2020).

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

10.10*	Offer letter from Teradata Corporation to Oliver Ratzesberger dated June 11, 2013 (incorporated by reference to Exhibit 10.22 to the Annual Report on Form 10-K dated February 27, 2017).

10.11*
Amended offer letter from Teradata Corporation to Mark Culhane dated October 31, 2017 and February 20, 2018 (incorporated by reference to Exhibit 10.16 to the Annual Report on Form 10-K dated February 23, 2018)

10.12*	Offer letter from Teradata Corporation to Martyn Etherington dated February 9, 2018 (incorporated by reference to Exhibit 10.16 to the Annual Report, as amended, on Form 10-K/A dated March 1, 2019).

10.13*	Offer letter between Scott A. Brown and the Company dated May 31, 2019 (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q dated August 5, 2019).

10.14*	Offer letter between Kathy Cullen-Cote and the Company dated June 21, 2019 (incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q dated August 5, 2019).

10.15*	Offer letter from Teradata Corporation to Stephen McMillan dated May 5, 2020 (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q dated August 10, 2020).

10.15.1*
Form of Restricted Share Unit Agreement (New Hire Grant) Inducement Grant to new CEO, approved on May 5, 2020 (incorporated by reference to Exhibit 4.6 to the Registration Statement on Form S-8 dated June 2, 2020 (SEC file number 001-33458)).

10.15.2*
Restricted Share Unit Agreement (Graded Vesting) Inducement Grant to new CEO, approved on May 5, 2020 (incorporated by reference to Exhibit 4.7 to the Registration Statement on Form S-8 dated June 2, 2020 (SEC file number 001-33458)).

10.15.3*
Performance-Based Restricted Share Unit Agreement (2020-2022 Performance Period Award) Inducement Grant to new CEO, approved on May 5, 2020 (incorporated by reference to Exhibit 4.5 to the Registration Statement on Form S-8 dated June 2, 2020 (SEC file number 001-33458)).

10.15.4*	Executive Severance Plan Participation Agreement to new CEO, approved on May 5, 2020 (incorporated by reference to Exhibit 10.5 to the Quarterly Report on Form 10-Q dated August 10, 2020).

10.16*
Consulting Services Agreement between Teradata Corporation and Victor L. Lund, effective June 8, 2020 (incorporated by reference to Exhibit 10.6 to the Quarterly Report on Form 10-Q dated August 10, 2020).

10.17*	Offer Letter from Teradata Corporation to Hillary Ashton dated August 31, 2020 (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q dated November 6, 2020).

10.18*	Offer letter from Teradata Corporation to Margaret Treese dated September 28, 2020.

10.19*	Teradata Incentive Stock Purchase Plan (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K dated June 2, 2020 (SEC file number 001-33458)).

10.20*	Form of Teradata Incentive Stock Purchase Plan Stock Purchase Agreement (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K dated June 2, 2020 (SEC file number 001-33458)).

10.21*	Teradata New Employee Stock Inducement Plan (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K dated June 2, 2020 (SEC file number 001-33458)).

10.22*	Confidential Separation and General Release Agreement between Laura Nyquist and Teradata Corporation dated November 13, 2020

10.22.1*	Amendment dated November 13, 2020 to Supplemental Offer Letter from Teradata Corporation to Laura Nyquist dated June 6, 2018.

10.22.2*
Supplemental Offer Letter from Teradata Corporation to Laura Nyquist dated June 6, 2018 (incorporated by reference to Exhibit 10.17 to the Annual Report, as amended, on Form 10-K/A dated March 1, 2019).

10.23*	Offer Letter from Teradata Corporation to Todd Cione dated December 4, 2020

10.24
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

10.25
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

10.26
Asset Purchase Agreement, by and between Teradata Corporation and TMA Solutions, L.P., dated as of April 22, 2016 (incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K dated April 25, 2016).**

21	Subsidiaries of Teradata Corporation.

23.1	Consent of Independent Registered Public Accounting Firm.

31.1	Certification pursuant to Rule 13a-14(a) dated February 26, 2021.

31.2	Certification pursuant to Rule 13a-14(a) dated February 26, 2021.

32	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 dated February 26, 2021.

101	Inline interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Consolidated Statement of Income (Loss) for the twelve month periods ended December 31, 2020, 2019 and 2019, (ii) the Consolidated Statement of Comprehensive Income (Loss) for the twelve month periods ended December 31, 2020, 2019 and 2018, (iii) the Consolidated Balance Sheets at December 31, 2020 and 2019, (iv) the Consolidated Statement of Cash Flows for the twelve month periods ended December 31, 2020, 2019 and 2018, (v) the Consolidated Statement of Changes in Stockholders’ Equity for the twelve month periods ended December 31, 2020, 2019 and 2018, (vi) Financial Statement Schedule II, and (vii) the notes to the Consolidated Financial Statements.

104	Cover page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Management contracts or compensatory plans, contracts or arrangements.
**	Schedules have been omitted pursuant to Item 601(a)(5) of Regulation S-K. The Company hereby undertakes to furnish supplemental copies of any of the omitted schedules upon request by the U.S. Securities and Exchange Commission.

TERADATA CORPORATION
SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS
(In millions)

Column A	Column B	Column C		Column D	Column E
Description	Balance at Beginning of Period	Provision/reversals Charged to Costs & Expenses	Charged to Other Accounts	Deductions	Balance at End of Period
Allowance for doubtful accounts
Year ended December 31, 2020	$18	$(3)	$—	$—	$15
Year ended December 31, 2019	$14	$4	$—	$—	$18
Year ended December 31, 2018	$12	$2	$—	$—	$14
Deferred tax valuation allowance
Year ended December 31, 2020	$45	$6	$—	$—	$51
Year ended December 31, 2019	$39	$6	$—	$—	$45
Year ended December 31, 2018	$32	$7	$—	$—	$39

Item 16.	FORM 10-K SUMMARY

None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TERADATA CORPORATION

Date: February 26, 2021	By:	/s/ Mark A. Culhane
Mark A. Culhane
Chief Financial Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Signature	Title

/s/ Stephen McMillan	President and Chief Executive Officer
Stephen McMillan

/s/ Mark A. Culhane	Chief Financial Officer
Mark A. Culhane	(Principal Financial and Accounting Officer)

/s/ Michael P. Gianoni	Chairman of the board
Michael P. Gianoni

/s/ Lisa R. Bacus	Director
Lisa R. Bacus

/s/ Timothy C.K. Chou	Director
Timothy C.K. Chou

/s/ Daniel R. Fishback	Director
Daniel R. Fishback

/s/ Cary T. Fu	Director
Cary T. Fu

/s/ David E. Kepler	Director
David E. Kepler

/s/ Kimberly K. Nelson	Director
Kimberly K. Nelson

/s/ Joanne B. Olsen	Director
Joanne Olsen

/s/ James M. Ringler	Director
James M. Ringler

/s/ John G. Schwarz	Director
John G. Schwarz