Form 10-Q
period 2021-03-31
TERADATA CORP /DE/
filed 2021-05-07
CIK 816761

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2021
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐  No  ☒
At April 30, 2021, the registrant had approximately 109.6 million shares of common stock outstanding.

PART I—FINANCIAL INFORMATION

Part 1—FINANCIAL INFORMATION
A

Item 1.	Financial Statements.
Teradata Corporation
Condensed Consolidated Statements of Income (Unaudited)

	Three Months Ended March 31,
In millions, except per share amounts	2021	2020
Revenue
Subscription software licenses	$93	$48
Services and other	279	263
Total recurring	372	311
Perpetual software licenses, hardware and other	23	23
Consulting services	96	100
Total revenue	491	434
Cost of revenue
Subscription software licenses	4	8
Services and other	86	85
Total recurring	90	93
Perpetual software licenses, hardware and other	11	15
Consulting services	83	101
Total cost of revenue	184	209
Gross profit	307	225
Operating expenses
Selling, general and administrative expenses	149	158
Research and development expenses	77	73
Total operating expenses	226	231
Income (loss) from operations	81	(6)
Other expense, net
Interest expense	(7)	(7)
Interest income	1	2
Other expense	(3)	(3)
Total other expense, net	(9)	(8)
Income (loss) before income taxes	72	(14)
Income tax expense (benefit)	19	(182)
Net income	$53	$168
Net income per common share
Basic	$0.49	$1.52
Diluted	$0.47	$1.51
Weighted average common shares outstanding
Basic	108.7	110.3
Diluted	112.8	111.3
See Notes to Condensed Consolidated Financial Statements (Unaudited).

Teradata Corporation
Condensed Consolidated Statements of Comprehensive Income (Unaudited)

	Three Months Ended March 31,
In millions	2021	2020
Net income	$53	$168
Other comprehensive loss:
Foreign currency translation adjustments	(8)	(19)
Derivatives:
Unrealized gain (loss) on derivatives, before tax	4	(14)
Unrealized gain (loss) on derivatives, tax portion	(1)	3
Unrealized gain (loss) on derivatives, net of tax	3	(11)
Defined benefit plans:
Defined benefit plan adjustment, before tax	2	3
Defined benefit plan adjustment, tax portion	—	(1)
Defined benefit plan adjustment, net of tax	2	2
Other comprehensive loss	(3)	(28)
Comprehensive income	$50	$140
See Notes to Condensed Consolidated Financial Statements (Unaudited).

Teradata Corporation
Condensed Consolidated Balance Sheets (Unaudited)

In millions, except per share amounts	March 31, 2021	December 31, 2020
Assets
Current assets
Cash and cash equivalents	$538	$529
Accounts receivable, net	367	331
Inventories	16	29
Other current assets	154	155
Total current assets	1,075	1,044
Property and equipment, net	344	339
Right of use assets - operating lease, net	34	38
Goodwill	399	401
Capitalized contract costs, net	99	98
Deferred income taxes	209	222
Other assets	43	51
Total assets	$2,203	$2,193
Liabilities and stockholders’ equity
Current liabilities
Current portion of long-term debt	$50	$44
Current portion of finance lease liability	92	75
Current portion of operating lease liability	14	15
Accounts payable	55	50
Payroll and benefits liabilities	106	170
Deferred revenue	557	499
Other current liabilities	81	99
Total current liabilities	955	952
Long-term debt	399	411
Finance lease liability	84	70
Operating lease liability	26	28
Pension and other postemployment plan liabilities	143	152
Long-term deferred revenue	43	38
Deferred tax liabilities	7	6
Other liabilities	129	136
Total liabilities	1,786	1,793
Commitments and contingencies (Note 8)
Stockholders’ equity
Preferred stock: par value $0.01 per share, 100.0 shares authorized, no shares issued and outstanding at March 31, 2021 and December 31, 2020, respectively	—	—
Common stock: par value $0.01 per share, 500.0 shares authorized, 109.4 and 108.8 shares issued at March 31, 2021 and December 31, 2020, respectively	1	1
Paid-in capital	1,708	1,656
Accumulated deficit	(1,146)	(1,114)
Accumulated other comprehensive loss	(146)	(143)
Total stockholders’ equity	417	400
Total liabilities and stockholders’ equity	$2,203	$2,193
See Notes to Condensed Consolidated Financial Statements (Unaudited).

Teradata Corporation
Condensed Consolidated Statements of Cash Flows (Unaudited)

	Three Months Ended March 31,
In millions	2021	2020
Operating activities
Net income	$53	$168
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	39	42
Stock-based compensation expense	21	21
Deferred income taxes	10	(149)
Changes in assets and liabilities:
Receivables	(36)	(50)
Inventories	13	3
Current payables and accrued expenses	(44)	(43)
Deferred revenue	63	66
Other assets and liabilities	(9)	(48)
Net cash provided by operating activities	110	10
Investing activities
Expenditures for property and equipment	(4)	(10)
Additions to capitalized software	(1)	(2)
Net cash used in investing activities	(5)	(12)
Financing activities
Repurchases of common stock	(83)	(73)
Repayments of long-term borrowings	(6)	(6)
Payments of finance leases	(15)	(9)
Other financing activities, net	13	—
Net cash used in financing activities	(91)	(88)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(5)	(10)
Increase (decrease) in cash, cash equivalents and restricted cash	9	(100)
Cash, cash equivalents and restricted cash at beginning of period	533	496
Cash, cash equivalents and restricted cash at end of period	$542	$396

Supplemental cash flow disclosure:
Assets acquired under operating lease	$2	$3
Assets acquired under finance lease	$45	$15
Annual variable incentive payout settled in equity	$17	$—
Reconciliation of cash, cash equivalents and restricted cash to the Condensed Consolidated Balance Sheets:

	March 31, 2021	December 31, 2020
Cash and cash equivalents	$538	$529
Restricted cash	4	4
Total cash, cash equivalents and restricted cash	$542	$533

See Notes to Condensed Consolidated Financial Statements (Unaudited).

Teradata Corporation
Condensed Consolidated Statements of Changes in Stockholders’ Equity (Unaudited)

	Common Stock		Paid-in	Accumulated	Accumulated Other Comprehensive
In millions	Shares	Amount	Capital	Deficit	Loss	Total
December 31, 2020	108	$1	$1,656	$(1,114)	$(143)	$400
Net income	—	—	—	53	—	53
Employee stock compensation, employee stock purchase programs and option exercises, net of tax	4	—	52	—	—	52
Repurchases of common stock, retired	(3)	—	—	(85)	—	(85)
Pension and postemployment benefit plans, net of tax	—	—	—	—	2	2
Unrealized gain on derivatives, net of tax	—	—	—	—	3	3
Currency translation adjustment	—	—	—	—	(8)	(8)
March 31, 2021	109	$1	$1,708	$(1,146)	$(146)	$417

	Common Stock		Paid-in	Accumulated	Accumulated Other Comprehensive
In millions	Shares	Amount	Capital	Deficit	Loss	Total
December 31, 2019	111	$1	$1,545	$(1,143)	$(141)	$262
Net income	—	—	—	168	—	168
Employee stock compensation, employee stock purchase programs and option exercises, net of tax	1	—	22	—	—	22
Repurchases of common stock, retired	(4)	—	—	(75)	—	(75)
Pension and postemployment benefit plans, net of tax	—	—	—	—	2	2
Unrealized loss on derivatives, net of tax	—	—	—	—	(11)	(11)
Currency translation adjustment	—	—	—	—	(19)	(19)
March 31, 2020	108	$1	$1,567	$(1,050)	$(169)	$349

See Notes to Condensed Consolidated Financial Statements (Unaudited).

Notes to Condensed Consolidated Financial Statements (Unaudited)
1. Basis of Presentation
These statements have been prepared pursuant to the rules and regulations of the United States Securities and Exchange Commission ("SEC") and, in accordance with those rules and regulations, do not include all information and footnote disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP"). In the opinion of management, the condensed consolidated financial statements reflect all adjustments, consisting only of normal recurring adjustments, necessary to fairly state the results of operations, financial position and cash flows of Teradata Corporation ("Teradata" or the "Company") for the interim periods presented herein. The year-end 2020 condensed consolidated balance sheet data was derived from audited financial statements but does not include all disclosures required by GAAP. The preparation of condensed consolidated financial statements in conformity with GAAP requires management to make use of estimates and assumptions that affect the reported amounts and disclosures. Actual results may vary from these estimates.
These condensed consolidated interim financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in Teradata’s most recent Annual Report on Form 10-K for the fiscal year ended December 31, 2020 (the "2020 Annual Report"). The results of operations for any interim period are not necessarily indicative of the results of operations to be expected for the full year.
Prior period amounts have been revised to conform to the current year presentation. At the beginning of the first quarter of 2021, the Company changed its historical presentation for certain components within its revenue and cost categories. To better reflect the strategy and shift in the business, the Company adopted and revised the presentation in the first quarter of 2021, including reclassifying managed services revenue of $25 million and costs of $20 million from Recurring to Consulting services and reclassifying third party revenue of $9 million and costs of $7 million from Recurring to Perpetual software licenses, hardware and other. This change in presentation does not affect the Company's total revenues, total costs of revenues or overall total gross profit (defined as total revenue less total cost of revenue).
2. New Accounting Pronouncements
Reference Rate Reform. In March 2020, the Financial Accounting Standards Board ("FASB") issued new guidance to provide relief to companies that will be impacted by the expected change in benchmark interest rates, as participating banks will no longer be required to submit London Interbank Offered Rate ("LIBOR") quotes by the U.K. Financial Conduct Authority. The new guidance allows companies to, provided the only change to existing contracts are a change to an approved benchmark interest rate, account for modifications as a continuance of the existing contract without additional analysis. For new and existing contracts, companies may elect to apply the amendments as of March 12, 2020 through December 31, 2022. The Company is currently evaluating this new guidance to determine the impact it may have on our condensed consolidated financial statements or related disclosures.
Recently Adopted Guidance
Accounting for Income Taxes. In December 2019, the FASB issued new guidance to simplify the accounting for income taxes. The new guidance changes various subtopics of accounting for income taxes including, but not limited to, accounting for "hybrid" tax regimes, tax basis step-up in goodwill obtained in a transaction that is not a business combination, intra-period tax allocation exception to incremental approach, ownership changes in investments, interim-period accounting for enacted changes in tax law, and year-to-date loss limitation in interim-period tax accounting. We adopted the guidance in the first quarter of 2021. The adoption did not have a material impact on our condensed consolidated financial statements or related disclosures.

3. Revenue from Contracts with Customers
Disaggregation of Revenue from Contracts with Customers
The following table presents a disaggregation of revenue:

	Three Months Ended March 31,
in millions	2021	2020
Americas
Recurring	$218	$196
Perpetual software licenses, hardware and other	7	7
Consulting services	38	41
Total Americas	263	244
EMEA
Recurring	101	73
Perpetual software licenses, hardware and other	13	13
Consulting services	33	32
Total EMEA	147	118
APJ
Recurring	53	42
Perpetual software licenses, hardware and other	3	3
Consulting services	25	27
Total APJ	81	72
Total Revenue	$491	$434
Rental revenue, which is included in recurring revenue in the above table, was as follows:

	Three Months Ended March 31,
in millions	2021	2020
Rental revenue*	$39	$19
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

	As of
in millions	March 31, 2021	December 31, 2020
Accounts receivable, net	367	$331
Contract assets	19	11
Current deferred revenue	557	499
Long-term deferred revenue	43	38
Revenue recognized during the three months ended March 31, 2021 from amounts included in deferred revenue at the beginning of the period was $182 million.
Transaction Price Allocated to Unsatisfied Obligations
The following table includes estimated revenue expected to be recognized in the future related to the Company's unsatisfied (or partially satisfied) obligations at March 31, 2021:

in millions	Total at March 31, 2021	Year 1	Year 2 and Thereafter
Remaining unsatisfied obligations	$2,702	$1,450	$1,252
The amounts above represent the price of firm orders for which work has not been performed or goods have not been delivered and exclude unexercised contract options outside the stated contractual term that do not represent material rights to the customer. Although the Company believes that the contract value in the above table is firm, approximately $1,674 million of the amount is under contracts that are subject to customer-only general cancellation for convenience terms that the Company is contractually obligated to perform unless the customer notifies us of cancellation. The Company expects to recognize revenue of approximately $373 million in the next year from contracts that are non-cancelable. The Company believes the inclusion of this information is important to understanding the obligations that the Company is contractually required to perform and provides useful information regarding remaining obligations related to these executed contracts.
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

in millions	December 31, 2020	Capitalized	Amortization	March 31, 2021
Capitalized contract costs	$98	$13	$(12)	$99

in millions	December 31, 2019	Capitalized	Amortization	March 31, 2020
Capitalized contract costs	$91	$6	$(10)	$87

5. Supplemental Financial Information

	As of
In millions	March 31, 2021	December 31, 2020
Inventories
Finished goods	$6	$18
Service parts	10	11
Total inventories	$16	$29

Deferred revenue
Deferred revenue, current	$557	$499
Long-term deferred revenue	43	38
Total deferred revenue	$600	$537
6. Income Taxes
Income tax provisions for interim periods are based on estimated annual income tax rates, adjusted to reflect the effects of any significant infrequent or unusual items which are required to be discretely recognized within the current interim period. The Company expects that a majority of its foreign earnings will be repatriated back to the United States ("U.S."). As a result, the effective tax rates in the periods presented are largely based upon the forecasted pre-tax earnings mix and allocation of certain expenses in various taxing jurisdictions where the Company conducts its business.

The effective tax rate is as follows:

	Three Months Ended March 31,
In millions	2021	2020
Effective tax rate	26.4%	1,300.0%

For the three months ended March 31, 2021, the Company recorded $3 million of discrete tax benefit, a majority of which related to the excess tax benefits derived from equity compensation vesting.
For the three months ended March 31, 2020, the Company recorded a net $152 million discrete tax benefit. The Company recorded approximately $157 million of discrete tax benefit related to an intra-entity asset transfer of certain of its intellectual property ("IP") to one of its Irish subsidiaries, which occurred on January 1, 2020. The tax benefit for this intra-entity asset transfer was recorded as a deferred tax asset and represents the book and tax basis difference on the transferred assets measured based on the applicable Irish statutory tax rate. The tax deductions for amortization of the IP asset will be recognized in the future, and any amortization not deducted for tax purposes will be carried forward indefinitely under Irish tax laws. The Company expects to be able to realize the deferred tax assets resulting from these intra-entity asset transfers. This tax benefit was offset by discrete tax expense of $6 million related to equity compensation vesting. As a result of these discrete items, the Company recorded $182 million of income tax benefit on a on a pre-tax net loss of $14 million for the three months ended March 31, 2020, resulting in an effective income tax rate of 1,300.0%.
The Company estimates its annual effective tax rate for 2021 to be approximately 30%, which takes into consideration, among other things, the forecasted earnings mix by jurisdiction and the impact of discrete tax items to be recognized in 2021. Under U.S. tax law, U.S. shareholders are subject to a tax on global intangible low-taxed income ("GILTI") earned by certain foreign subsidiaries. The Company has elected to provide for the tax expense related to GILTI in the year in which the tax is incurred. The Company does not expect a material amount of tax expense related to GILTI based on our forecasted marginal effective tax rate for 2021.

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
In June 2018, Teradata executed a five-year interest rate swap with a $500 million initial notional amount to hedge the floating interest rate of its term loan, as more fully described in Note 10. The Company uses interest rate swaps to manage interest rate risks on future interest payments caused by interest rate changes on its variable rate term loan. The notional amount of the hedge steps down according to the amortization schedule of the term loan. The notional amount of the hedge was $450 million as of March 31, 2021.
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
The following table identifies the contract notional amount of the Company’s derivative financial instruments:

	As of
In millions	March 31, 2021	December 31, 2020
Contract notional amount of foreign exchange forward contracts	$121	$90
Net contract notional amount of foreign exchange forward contracts	$83	$29
Contract notional amount of interest rate swap	$450	$456
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

8. Commitments and Contingencies
Legal Proceedings. In the ordinary course of business, the Company is subject to proceedings, lawsuits, governmental investigations, claims and other matters, including those that relate to the environment, health and safety, employee benefits, export compliance, intellectual property, tax matters and other regulatory compliance and general matters. We are not currently a party to any litigation, nor are we aware of any pending or threatened litigation against us that we believe would materially affect our business, operating results, financial condition or cash flows, other than the following:

On June 19, 2018, the Company and certain of its subsidiaries filed a lawsuit in the U.S. District Court for the Northern District of California against SAP SE, SAP America, Inc., and SAP Labs, LLC (collectively, "SAP"). In the lawsuit, the Company alleges, among other things, that SAP misappropriated certain of the Company’s trade secrets within the Company’s enterprise data analytics and warehousing products and used them to help develop, improve, introduce, and sell one or more competing products. The Company further alleges that SAP has employed anticompetitive practices using its substantial market position in the enterprise resource planning applications market to pressure the Company’s customers and prospective customers to use SAP’s one or more competing products and reduce or eliminate customers' and prospective customers' use of the Company's offerings. The Company seeks an injunction barring SAP’s alleged conduct, monetary damages, and other available legal and equitable relief. In July 2019, SAP filed patent infringement counterclaims against Teradata based on five of SAP’s U.S. patents (one of which has since been dismissed from the suit), and the Company is vigorously defending against these counterclaims. On August 31, 2020, the Company filed a second lawsuit against SAP in the U.S. District Court for the Northern District of California. In this lawsuit as it currently stands, Teradata alleges infringement by SAP of four of Teradata’s U.S. patents and seeks an injunction barring SAP from further infringement, monetary damages, and other available legal and equitable relief. On February 16, 2021, SAP filed additional patent infringement counterclaims against Teradata based on six additional U.S. patents. On the same day, SAP also filed a lawsuit in Germany for infringement of a single German patent. Currently, it is not possible to determine the likelihood of a loss or a reasonably estimated range of loss, if any, pertaining to any of SAP’s patent counterclaims in the United States or its German lawsuit.
Other Contingencies. The Company provides its customers with certain indemnification rights. In general, the Company agrees to indemnify the customer if a third party asserts patent or other infringement on the part of the customer for its use of the Company’s offerings. The Company has indemnification obligations under its charter and bylaws to its officers and directors, and has entered into indemnification agreements with the officers and directors of its subsidiaries. From time to time, the Company also enters into agreements in connection with its acquisition and divesture activities that include indemnification obligations by the Company. The fair value of these indemnification obligations is typically not readily determinable due to the conditional nature of the Company’s potential obligations and the specific facts and circumstances involved with each particular agreement. As such, the Company has generally not recorded a liability in connection with these indemnification arrangements. Historically, payments made by the Company under these types of agreements have not had a material effect on the Company’s consolidated financial condition, results of operations or cash flows.
Concentrations of Risk. The Company is potentially subject to concentrations of credit risk on accounts receivable and financial instruments such as hedging instruments, and cash and cash equivalents. Credit risk includes the risk of nonperformance by counterparties. The maximum potential loss may exceed the amount recognized on the balance sheet. Exposure to credit risk is managed through credit approvals, credit limits, selecting major international financial institutions (as counterparties to hedging transactions) and monitoring procedures. Teradata’s business often involves large transactions with customers, and if one or more of those customers were to default in its obligations under applicable contractual arrangements, the Company could be exposed to potentially significant losses. However, management believes that the reserves for potential losses were adequate at March 31, 2021 and December 31, 2020.
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
When deemed appropriate, the Company minimizes its exposure to changes in foreign currency exchange rates through the use of derivative financial instruments, specifically, foreign exchange forward contracts. Additionally, in June 2018, Teradata executed a five-year interest rate swap with a $500 million initial notional amount in order to hedge the floating interest rate on its term loan. The fair value of these contracts and swaps are measured at the end of each interim reporting period using observable inputs other than quoted prices, specifically market spot and forward exchange rates. As such, these derivative instruments are classified within Level 2 of the valuation hierarchy. Fair value of unrealized gains for open contracts are recorded in other assets and the fair value of unrealized losses are recorded in other liabilities in the Company's balance sheet. The fair value of foreign exchange forward contract assets and liabilities at March 31, 2021 and December 31, 2020 was not material. Realized gains and losses from the Company’s fair value hedges net of corresponding gains or losses on the underlying exposures were immaterial for the three months ended March 31, 2021 and 2020.
The Company’s other assets and liabilities measured at fair value on a recurring basis and subject to fair value disclosure requirements at March 31, 2021 and December 31, 2020 were as follows:

		Fair Value Measurements at Reporting Date Using
In millions	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Money market funds at March 31, 2021	$205	$205	$—	$—
Money market funds at December 31, 2020	$16	$16	$—	$—
Liabilities
Interest rate swap at March 31, 2021	$23	$—	$23	$—
Interest rate swap at December 31, 2020	$27	$—	$27	$—
10. Debt
In June 2018, Teradata replaced an existing 5 year, $400 million revolving credit facility with a new $400 million revolving credit facility (the "Credit Facility"). The Credit Facility expires in June 2023, at which point any remaining outstanding borrowings would be due for repayment unless extended by agreement of the parties for up to two additional one-year periods. In addition, under the terms of the Credit Facility, Teradata from time to time and subject to certain conditions may increase the lending commitments under the Credit Facility in an aggregate principal amount up to an additional $200 million, to the extent that existing or new lenders agree to provide such additional commitments. The outstanding principal amount of the Credit Facility bears interest at a floating rate based upon, at Teradata’s option, a negotiated base rate or a Eurodollar rate plus, in each case, a margin based on Teradata’s leverage ratio. In the near term, Teradata would anticipate choosing a floating rate based on LIBOR. The Credit Facility is unsecured but is guaranteed by certain of Teradata’s material domestic subsidiaries and contains certain representations and warranties, conditions, affirmative, negative and financial covenants, and events of default customary for such facilities. As of March 31, 2021, the Company had no borrowings outstanding under the Credit Facility, leaving $400 million in borrowing capacity available under the Credit Facility. The Company was in compliance with all covenants under the Credit Facility as of March 31, 2021.
Also, in June 2018, Teradata closed on a new senior unsecured $500 million five-year term loan, the proceeds of which plus additional cash-on-hand were used to pay off the remaining $525 million of principal on its previous term loan. The term loan is payable in quarterly installments, which commenced on June 30, 2019, with 1.25% of the initial principal amount due on each of the first eight payment dates; 2.50% of the initial principal amount due on each of the next four payment dates; 5.0% of the initial principal amount due on each of the next three payment dates; and all remaining principal due in June 2023. The outstanding principal amount of the term loan bears interest at a floating rate based upon a negotiated base rate or a Eurodollar rate, plus in each case, a margin based on the leverage ratio of the Company. As of March 31, 2021, the term loan principal outstanding was $450 million. As disclosed in Note 7, Teradata entered into an interest rate swap to hedge the floating interest rate of the term loan. As a result of the swap, Teradata’s fixed rate on the term loan equals 2.86% plus the applicable leverage-based margin as defined in the term loan agreement. As of March 31, 2021, the all-in fixed rate is 4.36%. The Company was in compliance with all covenants under the term loan as of March 31, 2021.
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

	Three Months Ended March 31,
In millions, except per share amounts	2021	2020
Net income attributable to common stockholders	$53	$168
Weighted average outstanding shares of common stock	108.7	110.3
Dilutive effect of employee stock options, restricted stock and other stock awards	4.1	1.0
Common stock and common stock equivalents	112.8	111.3
Net income per share:
Basic	$0.49	$1.52
Diluted	$0.47	$1.51
Options to purchase 1.2 million shares of common stock for the three months ended March 31, 2021 and 2.2 million shares of common stock for the three months ended March 31, 2020 were not included in the computation of diluted earnings per share because the exercise prices of these options were greater than the average market price of the common shares for the period, and therefore would have been anti-dilutive.

12. Segment and Other Supplemental Information
Teradata manages its business under three geographic regions, which are also the Company’s operating segments: (1) Americas region (North America and Latin America); (2) EMEA region (Europe, Middle East and Africa) and (3) APJ region (Asia Pacific and Japan). For purposes of discussing results by segment, management excludes the impact of certain items, consistent with the manner by which management evaluates the performance of each segment. This format is useful to investors because it allows analysis and comparability of operating trends. It also includes the same information that is used by Teradata management to make decisions regarding the segments and to assess financial performance. The chief operating decision maker, who is the Company's President and Chief Executive Officer, evaluates the performance of the segments based on revenue and multiple profit measures, including segment gross profit. For management reporting purposes, assets are not allocated to the segments.
The following table presents segment revenue and segment gross profit for the Company:

	Three Months Ended March 31,
In millions	2021	2020
Segment revenue
Americas	$263	$244
EMEA	147	118
APJ	81	72
Total revenue	491	434
Segment gross profit
Americas	182	144
EMEA	88	61
APJ	45	30
Total segment gross profit	315	235
Stock-based compensation costs	3	4
Acquisition, integration, reorganization and transformation-related costs	5	—
Amortization of capitalized software costs	—	6
Total gross profit	307	225
Selling, general and administrative expenses	149	158
Research and development expenses	77	73
Income (loss) from operations	$81	$(6)

13. Reorganization and Business Transformation

2020 Workforce Reduction and Real Estate Rationalization Measures

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

The Company expects that the costs relating to these workforce reduction and real estate rationalization measures will include one-time employee separation benefits, transition support, outside services and other exit-related costs. The Company expects that it will incur total costs and charges related to these actions in the range of approximately $52 to $60 million, consisting primarily of the following:
•$13 to $15 million for employee severance and other employee-related costs, which is separate from the $28 to $30 million for costs related to the VSP,
•$4 to $7 million charge for facilities lease related costs, and
•$7 to $8 million for outside service, legal and other associated costs.

The Company incurred $8 million of these costs and charges in the first quarter of 2021 and $42 million in 2020 with the remaining costs and charges expected to be incurred in 2021 upon completion of these actions. Cash expenditures related to these actions are estimated at approximately $60 to $70 million. Approximately $12 million to $14 million of the cash expenditures relate to cash payments to international employees and which are not expected to have a material impact on the Company's Condensed Consolidated Statements of Income due to the Company accounting for its International postemployment benefits under Accounting Standards Codification 712, Compensation - Nonretirement Postemployment Benefits ("ASC 712"), which uses actuarial estimates and defers the immediate recognition of gains or losses.

The Company recognized costs of $8 million ($7 million cash and $1 million non-cash) in the first quarter of 2021 for the VSP, employee separation benefits, facilities lease related costs, outside service, legal and other associated costs. Certain benefits are being expensed over the time period that the employees are required to work to earn them to the extent the required service period extends beyond the nominal period. $3 million of these costs were recorded to Costs of revenue, $2 million were recorded to Selling, general and administrative expenses and $3 million were recorded to Research and development expenses. There was no impact to the segment gross profit.

Cash paid related to the actions described above was $17 million in 2021 and $23 million in 2020. Not included in the table below are approximately $1 million in 2021 and $2 million in 2020 of cash payments for international employees which, are not expected to have a material impact on the Condensed Consolidated Statements of Income as noted above.

The 2021 activity and the reserves related to these workforce reduction and real estate rationalization measures are as follows:

In millions	Balance at December 31, 2020	Expense accruals	Cash payments	Balance at March 31, 2021
VSP	$16	$2	$(11)	$7
Employee severance and other employee-related costs	2	3	(4)	1
Facilities lease related costs, outside service, legal and other associated costs	—	2	(2)	—
Total	$18	$7	$(17)	$8

In addition, the Company incurred non-cash costs not reflected in the table above of $1 million in 2021 and $2 million in 2020 for stock-based compensation for accelerated vesting tied to the VSP and $2 million for accelerated amortization of right-of-use assets and fixed assets in 2020 associated with the termination of leases relating to certain of the Company’s offices globally. The remaining lease liability is included in our operating lease obligations as of March 31, 2021 and is not included in the table above.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations ("MD&A").
You should read the following discussion in conjunction with the Condensed Consolidated Financial Statements and the notes to those statements included elsewhere in this Quarterly Report on Form 10-Q. This Quarterly Report on Form 10-Q contains certain statements that are forward-looking within the meaning of the Private Securities Litigation Reform Act of 1995. Certain statements contained in the MD&A are forward-looking statements that involve risks and uncertainties. The forward-looking statements are not historical facts, but rather are based on current expectations, estimates, assumptions and projections about our industry, business and future financial results. Our actual results could differ materially from the results contemplated by these forward-looking statements due to a number of factors, including those discussed in other sections of this Quarterly Report on Form 10-Q and in our Annual Report on Form 10-K for the fiscal year ended December 31, 2020 (the "2020 Annual Report"). The Company does not undertake any obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law.
Overview
Teradata Corporation ("we," "us," "Teradata," or the "Company") is a leading multi-cloud data platform provider for enterprise analytics at scale. Our connected multi-cloud data platform, Teradata Vantage, allows customers to integrate and simplify their multi-cloud data and analytic ecosystems, streamline access and management of their data, and use analytics to derive business value from diverse data types. Our Teradata Vantage platform is designed and built to run across on-premises, private cloud and public cloud environments. This platform is supported by business consulting, support services and partner networks that enable customers to extract insights from across a company’s entire data and analytics ecosystem.
Teradata’s strategy is based on our differentiated value proposition for the top 10,000 largest organizations in the world. Our strategy is to provide a connected multi-cloud data platform, Teradata Vantage, that supports the needs of enterprises from start to scale. We believe that Teradata Vantage is also an effective platform for driving business outcomes, with a partnering approach, embracing modern ecosystems and enabling users to build how they want.
We are continuing to execute on our key priorities, including significant product expansion of our Teradata Vantage multi-cloud data platform offering, expanding our footprint with existing customers and adding new customers, driving focus on modern cloud partner ecosystems and driving operational efficiency and agility across the company. Our strategy is further supported by various people initiatives to drive a growth-oriented culture, as well as an increased focus on diversity, equity and inclusiveness, to attract and support high performing, top talent, and diverse teams.
To allow for greater transparency regarding the progress we are making toward achieving our strategic objectives, we utilize the following financial and performance metrics:
•Annual Recurring Revenue ("ARR") - annual contract value for all active and contractually binding term-based contracts at the end of a period. ARR includes maintenance, software upgrade rights, public cloud and on-premises subscription-based transactions.
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
COVID-19 Update
See Part I, Item 1A. "Risk factors" and Part II, Item 7, "Management discussion and analysis of financial condition and results of operations" in the 2020 Annual Report for a discussion related to risks and impact of COVID-19 on the Company. As of the date of this Quarterly Report on Form 10-Q, we are continuing to execute our pandemic response plan, and the Teradata Pandemic Response Team is refining and executing return-to-office plans with "safety first" considerations. Customer-facing teams are also proactively working to identify ways to assist customers, meet service level commitments, and engage with customers via virtual events.

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
First Quarter Financial Overview

As more fully discussed in later sections of this MD&A, the following were significant financial items for the first quarter of 2021:
•At the end of the first quarter of 2021, ARR was $1.404 billion, increasing 12% as compared to the first quarter of 2020, including a 3% positive impact from foreign currency translation, as compared to the first quarter of 2020. At the end of first quarter of 2021, Public cloud ARR was $124 million, increasing 176% as compared to the first quarter of 2020, including a 6% positive impact from foreign currency fluctuations.
•Total revenue was $491 million for the first quarter of 2021, a 13% increase compared to the first quarter of 2020, with an underlying 20% increase in recurring revenue. Perpetual software licenses, hardware and other revenue was flat, and consulting services revenue decreased 4%. Foreign currency fluctuations had a 3% positive impact on total revenue for the quarter compared to the prior year.
•Gross margin increased to 62.5% in the first quarter of 2021 from 51.8% in the first quarter of 2020, primarily due to a higher recurring revenue mix as compared to the prior period.
•Operating expenses for the first quarter of 2021 decreased by 2% compared to the first quarter of 2020, primarily due to lower travel and marketing expenses partially offset by an increase in investments in cloud transformation and variable incentive compensation expense.
•Operating income was $81 million in the first quarter of 2021, compared to operating loss of $6 million in the first quarter of 2020.
•Net income in the first quarter of 2021 was $53 million, compared to $168 million in the first quarter of 2020. Net income in first quarter of 2020 was higher due to discrete tax items during the quarter.
•Total backlog of $2.702 billion at the end of the first quarter of 2021 was up 2% from the first quarter of the prior year.

Results of Operations for the Three Months Ended March 31, 2021
Compared to the Three Months Ended March 31, 2020
Revenue

		% of		% of
In millions	2021	Revenue	2020	Revenue
Recurring	$372	75.7%	$311	71.7%
Perpetual software licenses, hardware and other	23	4.7%	23	5.3%
Consulting services	96	19.6%	100	23.0%
Total revenue	$491	100.0%	$434	100.0%
Total revenue increased $57 million, or 13%, in first quarter of 2021 and included a 3% positive impact from foreign currency fluctuations. Recurring revenue grew 20%, due to strong ARR growth in the fourth quarter of 2020 driven by continued growth in public cloud and subscription ARR, contributing to a higher base of recurring revenue. Continued growth in public cloud ARR also contributed to increased recurring revenue. Additionally, recurring revenue was positively impacted by a few significant on-premises customer transactions involving substantive long-term commitments which resulted in revenue being recognized on a recurring annual basis rather than a recurring quarterly basis that drove approximately $24 million of revenue into the first quarter from these few arrangements versus ratably across the four quarters of 2021. For full year 2021, we expect a mid- to high-single digit percentage increase in ARR growth and recurring revenue as compared to 2020, although we anticipate fluctuations in our quarterly recurring revenue. Public cloud ARR is expected to increase by at least 100% year-over-year. Taking into consideration the expected growth in recurring revenue, partially offset by anticipated reductions in perpetual software licenses, hardware and other revenue and consulting services revenue, we expect that total revenue will grow at a low-single-digit percentage rate in 2021 as compared to 2020.
Revenues from perpetual software licenses, hardware and other were flat in the first quarter of 2021, including a 2% positive impact from foreign currency fluctuations, as customers continue to transition to subscription-based offerings. Perpetual revenue performed better than we anticipated due primarily to deal-mix in the EMEA region and third-party software products.
Consulting services revenue decreased 4% in the first quarter of 2021, including a 4% positive impact from foreign currency fluctuations, as we are realigning and focusing our consulting resources on higher-margin engagements, both direct engagement with customers and joint engagement with partners that drive increased software consumption within our targeted customer base. Consulting revenue was also impacted by the transition to work from home and shelter-in-place orders that went in effect late in the first quarter of 2020 in response to COVID-19 as well as delays and/or cancellations of consulting projects due to customers’ reduced spending in light of COVID-19. Consulting services revenue performed better than we anticipated primarily due to higher-value engagements globally.
As a portion of the Company’s operations and revenue occur outside the United States, and in currencies other than the U.S. dollar, the Company is exposed to fluctuations in foreign currency exchange rates. Based on currency rates as of April 30, 2021, Teradata is expecting approximately two percentage points of positive impact from currency translation on our 2021 full-year total revenues.
Gross Profit

		% of		% of
In millions	2021	Revenue	2020	Revenue
Recurring	$282	75.8%	$218	70.1%
Perpetual software licenses, hardware and other	12	52.2%	8	34.8%
Consulting services	13	13.5%	(1)	(1.0)%
Total gross profit	$307	62.5%	$225	51.8%

The increase in recurring revenue gross profit as a percentage of revenue was primarily driven by a higher amount of recurring revenue at an improved gross margin rate driven by improved operating efficiencies of our subscription and cloud-based offerings. Annual revenue recognition of a few significant customer transactions, discussed above, also had a positive impact on recurring revenue gross margin.
The increase in perpetual software licenses, hardware and other gross profit as a percentage of revenue was primarily driven by deal mix compared to prior year.
Consulting services gross profit as a percentage of revenue increased as compared to the prior year primarily due to improved resource mix utilization as well as increased revenue realization and our continued strategic focus to improve consulting margins due to focus on higher-value projects. The Company continues to refocus our consulting organization on Vantage-oriented offerings and reduce our footprint in non-core consulting engagements.
Operating Expenses

		% of		% of
In millions	2021	Revenue	2020	Revenue
Selling, general and administrative expenses	$149	30.3%	$158	36.4%
Research and development expenses	77	15.8%	73	16.7%
Total operating expenses	$226	46.0%	$231	53.2%
The selling, general and administrative ("SG&A") expense decrease was primarily driven by lower employee cost base resulting from the workforce reduction measures in 2020, lower travel and marketing spend as compared to the prior year pre-pandemic period and improved operational execution compared to prior year.
Research and development ("R&D") expenses increased primarily due to spending focused on accelerating our cloud initiatives as well as higher variable incentive compensation expense.
Other Expense, net

In millions	2021	2020
Interest income	$1	$2
Interest expense	(7)	(7)
Other	(3)	(3)
Other expense, net	$(9)	$(8)
Other expense, net in the first quarter of 2021 and 2020 is comprised primarily of interest expense on long-term debt and finance leases, partially offset by interest income earned on our cash and cash equivalents. Other expense, net increased compared to the prior year primarily due to lower interest income generated on investments.
Provision for Income Taxes
Income tax provisions for interim periods are based on estimated annual income tax rates, adjusted to reflect the effects of any significant infrequent or unusual items which are required to be discretely recognized within the current interim period.
The Company expects that a majority of its foreign earnings will be repatriated to the U.S. The effective tax rates in the periods presented are largely based upon the forecasted pre-tax earnings mix between the U.S. and other foreign taxing jurisdictions where the Company conducts its business. The Company estimates its full-year effective tax rate for 2021 will be approximately 30%, which takes into consideration, among other things, the forecasted earnings mix by jurisdiction and the estimated discrete items to be recognized in 2021. The forecasted tax rate is based on the overseas profits being taxed at an overall effective tax rate of approximately 25%, as compared to the U.S. federal statutory tax rate of 21%.
The effective tax rate for the three months ended March 31, 2021 and 2020 were as follows:

	2021	2020
Effective tax rate	26.4%	1,300.0%

For the three months ended March 31, 2021, the Company recorded $3 million of discrete tax benefit, a majority of which related to the excess tax benefits derived from equity compensation vesting.
For the three months ended March 31, 2020, the Company recorded a net $152 million discrete tax benefit. The Company recorded approximately $157 million of discrete tax benefit related to an intra-entity asset transfer of certain of its intellectual property ("IP") to one of its Irish subsidiaries, which occurred on January 1, 2020. The tax benefit for this intra-entity asset transfer was recorded as a deferred tax asset and represents the book and tax basis difference on the transferred assets measured based on the applicable Irish statutory tax rate. The tax deductions for amortization of the IP asset will be recognized in the future, and any amortization not deducted for tax purposes will be carried forward indefinitely under Irish tax laws. The Company expects to be able to realize the deferred tax assets resulting from these intra-entity asset transfers. This tax benefit was offset by discrete tax expense of $6 million related to equity compensation vesting. As a result of these discrete items, the Company recorded $182 million of income tax benefit on a on a pre-tax net loss of $14 million for the three months ended March 31, 2020, resulting in an effective income tax rate of 1,300.0%.
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
The following table presents segment revenue and segment gross profit for the Company for the three months ended March 31:

		% of		% of
In millions	2021	Revenue	2020	Revenue
Segment revenue
Americas	$263	53.6%	$244	56.2%
EMEA	147	29.9%	118	27.2%
APJ	81	16.5%	72	16.6%
Total segment revenue	$491	100%	$434	100%
Segment gross profit
Americas	$182	69.2%	$144	59.0%
EMEA	88	59.9%	61	51.7%
APJ	45	55.6%	30	41.7%
Total segment gross profit	$315	64.2%	$235	54.1%
Americas
Americas revenue increased 8% as compared to the prior year. Recurring revenue was up 11% and perpetual and other revenue was flat. Consulting revenue decreased 7% as compared to the prior year. Segment gross profit as a percentage of revenues was higher primarily due to an overall higher mix of recurring revenue.
EMEA

EMEA revenue increased 25%, which included a 8% favorable impact from foreign currency fluctuations. The overall increase in revenue included an increase of 38% in recurring revenue, flat perpetual and other revenue as well as an increase in consulting revenue of 3%. Segment gross profit as a percentage of revenues was higher primarily due to a higher mix of recurring revenue.
APJ
APJ revenue increased 13%, which included a 9% favorable impact from foreign currency fluctuations. An increase in recurring revenue of 26% and flat perpetual and other revenue was partially offset by a decrease in consulting revenue of 7%. Segment gross profit as a percentage of revenues was higher primarily due to a higher mix of recurring revenue.

Financial Condition, Liquidity and Capital Resources
Cash provided by operating activities was $110 million, which increased by $100 million in the three months ended March 31, 2021 compared to the three months ended March 31, 2020. Teradata used approximately $19 million of cash in the first three months of 2021 for reorganizing and restructuring its operations and go-to-market functions to align to its strategy, as compared to $12 million in the first three months of 2020. The increase in cash provided by operating activities was primarily due to improved management of working capital.
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
The table below shows net cash provided by operating activities and net cash used in investing activities related to capital expenditures, along with free cash flow, for the following periods:

	Three Months Ended March 31, 2021
In millions	2021	2020
Net cash provided by operating activities	$110	$10
Less:
Expenditures for property and equipment	(4)	(10)
Additions to capitalized software	(1)	(2)
Free cash flow	$105	$(2)
Financing activities and certain other investing activities are not included in our calculation of free cash flow. There were no other investing activities for the three months ended March 31, 2021 and 2020.
Teradata’s financing activities for the three months ended March 31, 2021 and 2020 primarily consisted of cash outflows for share repurchases and payments on the Company's finance leases and long-term debt. At March 31, 2021, the Company had no outstanding borrowings on its $400 million revolving credit facility entered into in June 2018 (the "Credit Facility"). The Company repurchased approximately 2.6 million shares of its common stock at an average price per share of $32.94 in the three months ended March 31, 2021, and 3.6 million shares at an average price per share of $20.52 in the three months ended March 31, 2020 under the two share repurchase programs that were authorized by our Board of Directors. The first program (the "dilution offset program") allows the Company to repurchase Teradata common stock to the extent of cash received from the exercise of stock options and the Teradata Employee Stock Purchase Plan ("ESPP") to offset dilution from shares issued pursuant to these plans. On July 28, 2019, Teradata's Board of Directors authorized an additional $500 million to be utilized to repurchase Teradata common stock under the Company's second share repurchase program (the "general share repurchase program"). As of March 31, 2021, the Company had $352 million of authorization remaining under this program to repurchase outstanding shares of Teradata common stock. Share repurchases made by the Company are reported on a trade date basis. Our share repurchase activity depends on factors such as our working capital needs, our cash requirements for capital investments, our stock price, and economic and market conditions.
Proceeds from the ESPP and the exercise of stock options, net of tax, were $13 million for the three months ended March 31, 2021 and immaterial for the three months ended March 31, 2020. These proceeds are included in other financing activities, net in the Condensed Consolidated Statements of Cash Flows (Unaudited).

Our total cash and cash equivalents held outside the United States in various foreign subsidiaries was $404 million as of March 31, 2021 and $342 million as of December 31, 2020. The remaining balance held in the United States was $138 million as of March 31, 2021 and $191 million as of December 31, 2020. The Company considers a majority of its foreign earnings will be repatriated to the United States. Effective January 1, 2018, the United States moved to a territorial system of international taxation, and as such will generally not subject future foreign earnings to United States taxation upon repatriation in future years.
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
The Company’s ability to generate positive cash flows from operations is dependent on general economic conditions, competitive pressures, and other business and risk factors described in the 2020 Annual Report and elsewhere in this Quarterly Report on Form 10-Q. If the Company is unable to generate sufficient cash flows from operations, or otherwise comply with the terms of the Credit Facility or its term loan agreement, the Company may be required to seek additional financing alternatives.
Long-term Debt. There has been no significant change in our long-term debt as described in the 2020 Annual Report. Our long-term debt is discussed in Note 10 of Notes to Condensed Consolidated Financial Statements (Unaudited).
Contractual and Other Commercial Commitments. There has been no significant change in our contractual and other commercial commitments as described in the 2020 Annual Report. Our commitments and contingencies are discussed in Note 8 of Notes to Condensed Consolidated Financial Statements (Unaudited).
Critical Accounting Policies and Estimates
Our financial statements are prepared in accordance with GAAP. In connection with the preparation of these financial statements, we are required to make assumptions, estimates and judgments that affect the reported amounts of assets, liabilities, revenues, expenses and the related disclosure of contingent liabilities. These assumptions, estimates and judgments are based on historical experience and assumptions that are believed to be reasonable at the time. However, because future events and their effects cannot be determined with certainty, the determination of estimates requires the exercise of judgment. Our critical accounting policies are those that require assumptions to be made about matters that are highly uncertain. Different estimates could have a material impact on our financial results. Judgments and uncertainties affecting the application of these policies and estimates may result in materially different amounts being reported under different conditions or circumstances. Our management periodically reviews these estimates and assumptions to ensure that our financial statements are presented fairly and are materially correct. We assessed certain accounting matters that generally require consideration of forecasted financial information in context with the information reasonably available to us as of March 31, 2021 and through the date of this report. The accounting matters assessed included, but were not limited to, our allowance for doubtful accounts, stock-based compensation, the carrying value of our goodwill and other long-lived assets, financial assets, valuation allowances for tax assets and revenue recognition.
In many cases, the accounting treatment of a particular transaction is specifically dictated by GAAP and does not require significant management judgment in its application. There are also areas in which management’s judgment in selecting among available alternatives would not produce a materially different result. The significant accounting policies and estimates that we believe are the most critical to aid in fully understanding and evaluating our reported financial results are discussed in the 2020 Annual Report. Teradata’s senior management has reviewed these critical accounting policies and related disclosures and determined that there were no significant changes in our critical accounting policies in the three months ended March 31, 2021.
New Accounting Pronouncements
See discussion in Note 2 of Notes to Condensed Consolidated Financial Statements (Unaudited) for new accounting pronouncements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.
There have not been any material changes to the market risk factors previously disclosed in Part II, Item 7A of the 2020 Annual Report.
Item 4. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
Teradata maintains a system of disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the "Exchange Act")) that are designed to provide reasonable assurance that information required to be disclosed in its reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, including, as appropriate, the Chief Executive Officer and the Chief Financial Officer, to allow timely decisions regarding required disclosures. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives.
Based on their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2021, our disclosure controls and procedures were effective to provide reasonable assurance that the information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.
Changes in Internal Control over Financial Reporting
There have been no changes in our internal control over financial reporting that occurred during the fiscal quarter ended March 31, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. We have not experienced any material adverse impact to our internal controls over financial reporting as a result of most of our employees working remotely due to the COVID-19 pandemic. We are continually monitoring and assessing the COVID-19 situation on our internal controls to minimize the impact on their design and operating effectiveness.
Part II—OTHER INFORMATION
Item 1. Legal Proceedings.
The information required to be set forth under this Item 1 is incorporated by reference to Note 8, Commitments and Contingencies—Legal Proceedings of the Notes to Condensed Consolidated Financial Statements (Unaudited) included in this Quarterly Report on Form 10-Q.
Item 1A. Risk Factors.
There have not been any material changes to the risk factors previously disclosed in Part I, Item IA of the Company's 2020 Annual Report, except as follows:
As stated in our recent Company's Annual Report filing under the Risk Factor "A change in our effective tax rate can have a significant adverse impact on our business," tax rules may change in a manner that adversely affects our future reported results of operations or the way we conduct our business. The Biden administration and the Democratic controlled Congress has recently issued proposals to increase the U.S. corporate income tax rate to 28% from 21%, increase the U.S. taxation of our international business operations and impose a global minimum tax. Such proposed changes, if enacted, as well as regulations and legal decisions interpreting and applying these changes, may have significant impacts on our effective tax rate, cash tax expenses and net deferred tax assets in future periods.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Purchases of Company Common Stock
From time to time, the Company's Section 16 officers sell to the Company shares of the Company's common stock received upon vesting of restricted share units at the current market price to cover their withholding tax obligations. For the three months ended March 31, 2021, the total of these purchases was 220,314 shares at an average price of $35.75 per share.
The following table provides information relating to the Company’s share repurchase programs for the three months ended March 31, 2021:

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Dilution Offset Program (1)	Total Number of Shares Purchased as Part of Publicly Announced General Share Repurchase Program (2)	Maximum Dollar Value that May Yet Be Purchased Under the Dilution Offset Program	Maximum Dollar Value that May Yet Be Purchased Under the General Share Repurchase Program
Month
January 2021	1,131,893	$25.18	54,817	1,077,076	$799,586	$389,254,180
February 2021	318,878	$31.49	100,000	218,878	$15,944,217	$383,254,259
March 2021	1,137,133	$41.08	377,814	759,319	$3,379,199	$351,832,159
First Quarter Total	2,587,904	$32.94	532,631	2,055,273	$3,379,199	$351,832,159
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
Item 3. Defaults Upon Senior Securities.
None
Item 4. Mine Safety Disclosures.
None
Item 5. Other Information.
2021 Annual Meeting of Stockholders
On May 4, 2021, the Company held its 2021 Annual Meeting of Stockholders (the "Annual Meeting"). At the Annual Meeting, the holders of a total of 97,333,605 shares of the Company’s common stock entitled to vote were present in person or represented by proxy, constituting approximately 89% of the total shares issued and outstanding and entitled to vote at the Annual Meeting. Stockholders voted on five matters:

1.a proposal to elect (i) Lisa R. Bacus, Timothy C.K. Chou, and John G. Schwarz as Class II directors and (ii) Stephen McMillan as a Class I director;
2.an advisory (non-binding) vote on executive compensation (a "say-on-pay" vote);
3.a proposal to approve the amended and restated Teradata 2012 Stock Incentive Plan (the "Amended Stock Plan");
4.a proposal to approve the amended and restated Teradata Employee Stock Purchase Plan (the "Amended ESPP"); and
5.a proposal to ratify the appointment of PricewaterhouseCoopers LLP as the Company’s independent registered public accounting firm for 2021.

The number of votes cast for or against, the number of abstentions, and the number of broker non-votes with respect to each matter required to be reported herein was certified by an independent inspector of elections, and are set forth below:

1.Election of (i) Ms. Bacus and Messrs. Chou and Schwarz as Class II directors for three-year terms expiring at the Company’s 2024 annual meeting of stockholders and to hold office until their respective successors are duly elected and qualified and (ii) Mr. McMillan as a Class I director for a two-year term expiring at the Company’s 2023 annual meeting of stockholders and to hold office until his successor is duly elected and qualified.
a.Lisa R. Bacus (Class II)

For: 84,849,218 Against: 1,789,426 Abstain: 123,990 Broker Non-Votes: 10,570,971

b.Timothy C.K. Chou (Class II)

For: 85,273,229     Against: 1,352,006 Abstain: 137,399 Broker Non-Votes: 10,570,971

c.John G. Schwarz (Class II)

For: 82,572,822     Against: 4,061,257 Abstain: 128,555 Broker Non-Votes: 10,570,971

d.Stephen McMillan (Class I)

For: 86,426,443 Against: 219,199 Abstain: 116,992 Broker Non-Votes: 10,570,971

2.An advisory (non-binding) vote on executive compensation (“say-on-pay”).

For: 80,231,717     Against: 6,347,997 Abstain: 182,920 Broker Non-Votes: 10,570,971

3.The approval of the Amended Stock Plan.

For: 77,692,241 Against: 8,921,735 Abstain: 148,658 Broker Non-Votes: 10,570,971

4.The approval of the Amended ESPP.

For: 86,331,120     Against: 359,035 Abstain: 72,479 Broker Non-Votes: 10,570,971

5.Ratification of the appointment of PricewaterhouseCoopers LLP as the Company’s independent registered public accounting firm for 2021.

For: 96,681,092 Against: 486,801 Abstain: 165,712

Item 6. Exhibits.

Reference Number per Item 601 of Regulation S-K	Description

3.1
Amended and Restated Certificate of Incorporation of Teradata Corporation as amended and restated on September 24, 2007 (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K dated September 25, 2007 (SEC file number 001-33458)).

3.2	Amended and Restated By-Laws of Teradata Corporation, as amended and restated on July 26, 2016 (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K dated August 1, 2016).

4.1	Common Stock Certificate of Teradata Corporation (incorporated by reference to Exhibit 4.1 to the Quarterly Report on Form 10-Q dated November 13, 2007 (SEC file number 001-33458)).

10.1*	Form of Restricted Share Unit Agreement (Special New Hire Grant) Under the Teradata New Employee Stock Inducement Plan to new Chief Revenue Officer.

10.2*	Form of Restricted Share Unit Agreement under the Teradata 2012 Stock Incentive Plan, approved on February 26, 2021.

10.3*	Form of Restricted Share Unit Agreement for Non-U.S. Employees under the Teradata 2012 Stock Incentive Plan, approved on February 26, 2021.

10.4*	Form of Performance-Based Restricted Share Unit Agreement under the Teradata 2012 Stock Incentive Plan, approved on February 26, 2021.

31.1	Certification pursuant to Rule 13a-14(a), dated May 7, 2021.

31.2	Certification pursuant to Rule 13a-14(a), dated May 7, 2021.

32	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated May 7, 2021.

101	Inline interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Condensed Consolidated Statements of Income for the three months period ended March 31, 2021 and 2020, (ii) the Condensed Consolidated Statements of Comprehensive Income for the three months period ended March 31, 2021 and 2020, (iii) the Condensed Consolidated Balance Sheets at March 31, 2021 and December 31, 2020, (iv) the Condensed Consolidated Statements of Cash Flows for the three months period ended March 31, 2021 and 2020, (v) the Condensed Consolidated Statements of Changes in Stockholders' Equity for the three months period ended March 31, 2021 and 2020 and (vi) the Notes to Condensed Consolidated Financial Statements.

104	Cover page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).
* Management contract or compensatory plan, contract or arrangement.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TERADATA CORPORATION

Date: May 7, 2021	By:	/s/ Mark A. Culhane
Mark A. Culhane Chief Financial Officer