Form 10-Q
period 2021-06-30
TERADATA CORP /DE/
filed 2021-08-06
CIK 816761

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2021
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐  No  ☒
At July 30, 2021, the registrant had approximately 109.1 million shares of common stock outstanding.

PART I—FINANCIAL INFORMATION

Part 1—FINANCIAL INFORMATION
A

Item 1.	Financial Statements.
Teradata Corporation
Condensed Consolidated Statements of Income (Loss) (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
In millions, except per share amounts	2021	2020	2021	2020
Revenue
Subscription software licenses	$81	$55	$174	$103
Services and other	295	268	574	531
Total recurring	376	323	748	634
Perpetual software licenses, hardware and other	17	25	40	48
Consulting services	98	109	194	209
Total revenue	491	457	982	891
Cost of revenue
Subscription software licenses	4	7	8	15
Services and other	83	82	169	167
Total recurring	87	89	177	182
Perpetual software licenses, hardware and other	11	18	22	33
Consulting services	83	94	166	195
Total cost of revenue	181	201	365	410
Gross profit	310	256	617	481
Operating expenses
Selling, general and administrative expenses	161	165	310	323
Research and development expenses	79	83	156	156
Total operating expenses	240	248	466	479
Income from operations	70	8	151	2
Other expense, net
Interest expense	(7)	(7)	(14)	(14)
Interest income	2	1	3	3
Other expense	(6)	(5)	(9)	(8)
Total other expense, net	(11)	(11)	(20)	(19)
Income (loss) before income taxes	59	(3)	131	(17)
Income tax expense (benefit)	15	40	34	(142)
Net income (loss)	$44	$(43)	$97	$125
Net income (loss) per common share
Basic	$0.40	$(0.40)	$0.89	$1.14
Diluted	$0.39	$(0.40)	$0.86	$1.13
Weighted average common shares outstanding
Basic	109.0	108.5	108.9	109.4
Diluted	112.7	108.5	112.7	110.6
See Notes to Condensed Consolidated Financial Statements (Unaudited).

Teradata Corporation
Condensed Consolidated Statements of Comprehensive Income (Loss) (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
In millions	2021	2020	2021	2020
Net income (loss)	$44	$(43)	$97	$125
Other comprehensive income (loss):
Foreign currency translation adjustments	7	2	(1)	(17)
Derivatives:
Unrealized gain (loss) on derivatives, before tax	3	1	7	(13)
Unrealized gain (loss) on derivatives, tax portion	(1)	—	(2)	3
Unrealized gain (loss) on derivatives, net of tax	2	1	5	(10)
Defined benefit plans:
Defined benefit plan adjustment, before tax	3	1	5	4
Defined benefit plan adjustment, tax portion	(1)	—	(1)	(1)
Defined benefit plan adjustment, net of tax	2	1	4	3
Other comprehensive income (loss)	11	4	8	(24)
Comprehensive income (loss)	$55	$(39)	$105	$101
See Notes to Condensed Consolidated Financial Statements (Unaudited).

Teradata Corporation
Condensed Consolidated Balance Sheets (Unaudited)

In millions, except per share amounts	June 30, 2021	December 31, 2020
Assets
Current assets
Cash and cash equivalents	$684	$529
Accounts receivable, net	299	331
Inventories	20	29
Other current assets	143	155
Total current assets	1,146	1,044
Property and equipment, net	325	339
Right of use assets - operating lease, net	27	38
Goodwill	399	401
Capitalized contract costs, net	97	98
Deferred income taxes	208	222
Other assets	43	51
Total assets	$2,245	$2,193
Liabilities and stockholders’ equity
Current liabilities
Current portion of long-term debt	$62	$44
Current portion of finance lease liability	87	75
Current portion of operating lease liability	13	15
Accounts payable	91	50
Payroll and benefits liabilities	119	170
Deferred revenue	544	499
Other current liabilities	82	99
Total current liabilities	998	952
Long-term debt	374	411
Finance lease liability	73	70
Operating lease liability	20	28
Pension and other postemployment plan liabilities	143	152
Long-term deferred revenue	41	38
Deferred tax liabilities	6	6
Other liabilities	119	136
Total liabilities	1,774	1,793
Commitments and contingencies (Note 8)
Stockholders’ equity
Preferred stock: par value $0.01 per share, 100.0 shares authorized, no shares issued and outstanding at June 30, 2021 and December 31, 2020, respectively	—	—
Common stock: par value $0.01 per share, 500.0 shares authorized, 108.9 and 108.8 shares issued at June 30, 2021 and December 31, 2020, respectively	1	1
Paid-in capital	1,743	1,656
Accumulated deficit	(1,138)	(1,114)
Accumulated other comprehensive loss	(135)	(143)
Total stockholders’ equity	471	400
Total liabilities and stockholders’ equity	$2,245	$2,193
See Notes to Condensed Consolidated Financial Statements (Unaudited).

Teradata Corporation
Condensed Consolidated Statements of Cash Flows (Unaudited)

	Six Months Ended June 30,
In millions	2021	2020
Operating activities
Net income	$97	$125
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	76	85
Stock-based compensation expense	52	52
Deferred income taxes	9	(149)
Changes in assets and liabilities:
Receivables	32	59
Inventories	9	5
Current payables and accrued expenses	15	(32)
Deferred revenue	48	26
Other assets and liabilities	(3)	(31)
Net cash provided by operating activities	335	140
Investing activities
Expenditures for property and equipment	(9)	(23)
Additions to capitalized software	(2)	(4)
Net cash used in investing activities	(11)	(27)
Financing activities
Repurchases of common stock	(121)	(75)
Repayments of long-term borrowings	(19)	(13)
Payments of finance leases	(44)	(25)
Other financing activities, net	18	6
Net cash used in financing activities	(166)	(107)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(4)	(7)
Increase (decrease) in cash, cash equivalents and restricted cash	154	(1)
Cash, cash equivalents and restricted cash at beginning of period	533	496
Cash, cash equivalents and restricted cash at end of period	$687	$495

Supplemental cash flow disclosure:
Assets acquired under operating lease	$3	$5
Assets acquired under finance lease	$58	$39
Annual variable incentive payout settled in equity	$17	$—
Reconciliation of cash, cash equivalents and restricted cash to the Condensed Consolidated Balance Sheets:

	June 30, 2021	December 31, 2020
Cash and cash equivalents	$684	$529
Restricted cash	3	4
Total cash, cash equivalents and restricted cash	$687	$533

See Notes to Condensed Consolidated Financial Statements (Unaudited).

Teradata Corporation
Condensed Consolidated Statements of Changes in Stockholders’ Equity (Unaudited)

	Common Stock		Paid-in	Accumulated	Accumulated Other Comprehensive
In millions	Shares	Amount	Capital	Deficit	Loss	Total
December 31, 2020	108	$1	$1,656	$(1,114)	$(143)	$400
Net income	—	—	—	53	—	53
Employee stock compensation, employee stock purchase programs and option exercises, net of tax	4	—	52	—	—	52
Repurchases of common stock, retired	(3)	—	—	(85)	—	(85)
Pension and postemployment benefit plans, net of tax	—	—	—	—	2	2
Unrealized gain on derivatives, net of tax	—	—	—	—	3	3
Currency translation adjustment	—	—	—	—	(8)	(8)
March 31, 2021	109	$1	$1,708	$(1,146)	$(146)	$417
Net income	—	—	—	44	—	44
Employee stock compensation, employee stock purchase programs and option exercises, net of tax	—	—	35	—	—	35
Repurchases of common stock, retired	—	—	—	(36)	—	(36)
Pension and postemployment benefit plans, net of tax	—	—	—	—	2	2
Unrealized gain on derivatives, net of tax	—	—	—	—	2	2
Currency translation adjustment	—	—	—	—	7	7
June 30, 2021	109	$1	$1,743	$(1,138)	$(135)	$471

	Common Stock		Paid-in	Accumulated	Accumulated Other Comprehensive
In millions	Shares	Amount	Capital	Deficit	Loss	Total
December 31, 2019	111	$1	$1,545	$(1,143)	$(141)	$262
Net income	—	—	—	168	—	168
Employee stock compensation, employee stock purchase programs and option exercises, net of tax	1	—	22	—	—	22
Repurchases of common stock, retired	(4)	—	—	(75)	—	(75)
Pension and postemployment benefit plans, net of tax	—	—	—	—	2	2
Unrealized loss on derivatives, net of tax	—	—	—	—	(11)	(11)
Currency translation adjustment	—	—	—	—	(19)	(19)
March 31, 2020	108	$1	$1,567	$(1,050)	$(169)	$349
Net loss	—	—	—	(43)	—	(43)
Employee stock compensation, employee stock purchase programs and option exercises, net of tax	1		36	—	—	36
Pension and postemployment benefit plans, net of tax	—	—	—	—	1	1
Unrealized gain on derivatives, net of tax	—	—	—	—	1	1
Currency translation adjustment	—	—	—	—	2	2
June 30, 2020	109	$1	$1,603	$(1,093)	$(165)	$346

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
Prior period amounts have been revised to conform to the current year presentation. At the beginning of the first quarter of 2021, the Company changed its historical presentation for certain components within its revenue and cost categories. To better reflect the strategy and shift in the business, the Company adopted and revised the presentation beginning in the first quarter of 2021, including reclassifying managed services revenue of $27 million and $52 million for the three months and six ended June 30, 2020 and costs of $21 million and $41 million for the three and six months ended June 30, 2020 from Recurring to Consulting services. The Company also reclassified third party revenue of $8 million and $17 million for the three and six months ended June 30, 2020 and costs of $6 million and $13 million for the three and six months ended June 30, 2020 from Recurring to Perpetual software licenses, hardware and other. This change in presentation does not affect the Company's total revenues, total costs of revenues or overall total gross profit (defined as total revenue less total cost of revenue).
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

3. Revenue from Contracts with Customers
Disaggregation of Revenue from Contracts with Customers
The following table presents a disaggregation of revenue:

	Three Months Ended June 30,		Six Months Ended June 30,
in millions	2021	2020	2021	2020
Americas
Recurring	$233	$204	$451	$400
Perpetual software licenses, hardware and other	4	13	11	20
Consulting services	37	42	75	83
Total Americas	274	259	537	503
EMEA
Recurring	86	75	187	148
Perpetual software licenses, hardware and other	7	8	20	21
Consulting services	35	35	68	67
Total EMEA	128	118	275	236
APJ
Recurring	57	44	110	86
Perpetual software licenses, hardware and other	6	4	9	7
Consulting services	26	32	51	59
Total APJ	89	80	170	152
Total Revenue	$491	$457	$982	$891
Rental revenue, which is included in recurring revenue in the above table, was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
in millions	2021	2020	2021	2020
Rental revenue*	$48	$25	$87	$44
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

	As of
in millions	June 30, 2021	December 31, 2020
Accounts receivable, net	299	$331
Contract assets	16	11
Current deferred revenue	544	499
Long-term deferred revenue	41	38
Revenue recognized during the six months ended June 30, 2021 from amounts included in deferred revenue at the beginning of the period was $250 million.
Transaction Price Allocated to Unsatisfied Obligations
The following table includes estimated revenue expected to be recognized in the future related to the Company's unsatisfied (or partially satisfied) obligations at June 30, 2021:

in millions	Total at June 30, 2021	Year 1	Year 2 and Thereafter
Remaining unsatisfied obligations	$2,611	$1,542	$1,069
The amounts above represent the price of firm orders for which work has not been performed or goods have not been delivered and exclude unexercised contract options outside the stated contractual term that do not represent material rights to the customer. Although the Company believes that the contract value in the above table is firm, approximately $1,500 million of the amount is under contracts that are subject to customer-only general cancellation for convenience terms that the Company is contractually obligated to perform unless the customer notifies us of cancellation. The Company expects to recognize revenue of approximately $441 million in the next year from contracts that are non-cancelable. The Company believes the inclusion of this information is important to understanding the obligations that the Company is contractually required to perform and provides useful information regarding remaining obligations related to these executed contracts.
4. Contract Costs
The Company capitalizes sales commissions and other contract costs that are incremental direct costs of obtaining customer contracts if the expected amortization period of the asset is greater than one year. These costs are recorded in capitalized contract costs, net on the Company’s balance sheet. The capitalized amounts are calculated based on the annual recurring revenue and contract value for individual multi-term contracts. The judgments made in determining the amount of costs incurred include whether the commissions are in fact incremental and would not have occurred absent the customer contract. Costs to obtain a contract are amortized as selling, general and administrative expenses on a straight-line basis over the expected period of benefit, which is typically around four years. These costs are periodically reviewed for impairment. The following table identifies the activity relating to capitalized contract costs:

in millions	December 31, 2020	Capitalized	Amortization	June 30, 2021
Capitalized contract costs	$98	$20	$(21)	$97

in millions	December 31, 2019	Capitalized	Amortization	June 30, 2020
Capitalized contract costs	$91	$14	$(17)	$88

5. Supplemental Financial Information

	As of
In millions	June 30, 2021	December 31, 2020
Inventories
Finished goods	$10	$18
Service parts	10	11
Total inventories	$20	$29

Deferred revenue
Deferred revenue, current	$544	$499
Long-term deferred revenue	41	38
Total deferred revenue	$585	$537
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

The effective tax rate is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
In millions	2021	2020	2021	2020
Effective tax rate	25.4%	(1,333.3)%	26.0%	835.3%

For the three months ended June 30, 2021, the Company had no material discrete tax adjustments.
For the six months ended June 30, 2021, the Company recorded $4 million of discrete tax benefit, a majority of which related to the excess tax benefit derived from stock-based compensation vesting.
For the three months ended June 30, 2020, the Company recorded $39 million discrete tax expense, a majority of which related to the adjustment of the marginal tax rate from the first quarter of 2020 based on revised full-year forecasted earnings. As a result, the Company recorded income tax expense of $40 million on a pre-tax net loss of $3 million for the three months ended June 30, 2020, resulting in an effective income tax rate of (1,333.3)%.
For the six months ended June 30, 2020, the Company recorded $113 million of discrete tax benefit. The discrete tax expense of $39 million recorded in the second quarter of 2020 described above was offset by $152 million of discrete tax benefit recorded in the first quarter of 2020, a majority of which related to an intra-entity asset transfer of certain of the Company's intellectual property ("IP") to one of its Irish subsidiaries, which occurred on January 1, 2020. As a result of these discrete items, the Company recorded $142 million of income tax benefit on a on a pre-tax net loss of $17 million for the six months ended June 30, 2020, resulting in an effective income tax rate of 835.3%.
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
In June 2018, Teradata executed a five-year interest rate swap with a $500 million initial notional amount to hedge the floating interest rate of its term loan, as more fully described in Note 10. The Company uses interest rate swaps to manage interest rate risks on future interest payments caused by interest rate changes on its variable rate term loan. The notional amount of the hedge steps down according to the amortization schedule of the term loan. The notional amount of the hedge was $437 million as of June 30, 2021.
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
The following table identifies the contract notional amount of the Company’s derivative financial instruments:

	As of
In millions	June 30, 2021	December 31, 2020
Contract notional amount of foreign exchange forward contracts	$161	$90
Net contract notional amount of foreign exchange forward contracts	$137	$29
Contract notional amount of interest rate swap	$437	$456
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

On June 19, 2018, the Company and certain of its subsidiaries filed a lawsuit in the U.S. District Court for the Northern District of California against SAP SE, SAP America, Inc., and SAP Labs, LLC (collectively, "SAP"). In the lawsuit, the Company alleges, among other things, that SAP misappropriated certain of the Company’s trade secrets within the Company’s enterprise data analytics and warehousing products and used them to help develop, improve, introduce, and sell one or more competing products. The Company further alleges that SAP has employed anticompetitive practices using its substantial market position in the enterprise resource planning applications market to pressure the Company’s customers and prospective customers to use SAP’s one or more competing products and reduce or eliminate customers' and prospective customers' use of the Company's offerings. The Company may seek an injunction barring SAP’s alleged conduct, monetary damages, and other available legal and equitable relief. In July 2019, SAP filed patent infringement counterclaims against Teradata based on five of SAP’s U.S. patents (one of which has since been dismissed from the suit), and the Company is vigorously defending against these counterclaims. On August 31, 2020, the Company filed a second lawsuit against SAP in the U.S. District Court for the Northern District of California. In this lawsuit as it currently stands, Teradata alleges infringement by SAP of four of Teradata’s U.S. patents and seeks an injunction barring SAP from further infringement, monetary damages, and other available legal and equitable relief. On February 16, 2021, SAP filed additional patent infringement counterclaims against Teradata based on six additional U.S. patents. On the same day, SAP also filed a lawsuit in Germany for infringement of a single German patent. Currently, it is not possible to determine the likelihood of a loss or a reasonably estimated range of loss, if any, pertaining to any of SAP’s patent counterclaims in the United States or its German lawsuit.
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
Concentrations of Risk. The Company is potentially subject to concentrations of credit risk on accounts receivable and financial instruments such as hedging instruments, and cash and cash equivalents. Credit risk includes the risk of nonperformance by counterparties. The maximum potential loss may exceed the amount recognized on the balance sheet. Exposure to credit risk is managed through credit approvals, credit limits, selecting major international financial institutions (as counterparties to hedging transactions) and monitoring procedures. Teradata’s business often involves large transactions with customers, and if one or more of those customers were to default in its obligations under applicable contractual arrangements, the Company could be exposed to potentially significant losses. However, management believes that the reserves for potential losses were adequate at June 30, 2021 and December 31, 2020.
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
When deemed appropriate, the Company minimizes its exposure to changes in foreign currency exchange rates through the use of derivative financial instruments, specifically, foreign exchange forward contracts. Additionally, in June 2018, Teradata executed a five-year interest rate swap with a $500 million initial notional amount in order to hedge the floating interest rate on its term loan. The fair value of these contracts and swaps are measured at the end of each interim reporting period using observable inputs other than quoted prices, specifically market spot and forward exchange rates. As such, these derivative instruments are classified within Level 2 of the valuation hierarchy. Fair value of unrealized gains for open contracts are recorded in other assets and the fair value of unrealized losses are recorded in other liabilities in the Company's balance sheet. The fair value of foreign exchange forward contract assets and liabilities at June 30, 2021 and December 31, 2020 was not material. Realized gains and losses from the Company’s fair value hedges net of corresponding gains or losses on the underlying exposures were immaterial for the three and six months ended June 30, 2021 and 2020.
The Company’s other assets and liabilities measured at fair value on a recurring basis and subject to fair value disclosure requirements at June 30, 2021 and December 31, 2020 were as follows:

		Fair Value Measurements at Reporting Date Using
In millions	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Money market funds at June 30, 2021	$207	$207	$—	$—
Money market funds at December 31, 2020	$16	$16	$—	$—
Liabilities
Interest rate swap at June 30, 2021	$20	$—	$20	$—
Interest rate swap at December 31, 2020	$27	$—	$27	$—
10. Debt
In June 2018, Teradata replaced an existing 5 year, $400 million revolving credit facility with a new $400 million revolving credit facility (the "Credit Facility"). The Credit Facility expires in June 2023, at which point any remaining outstanding borrowings would be due for repayment unless extended by agreement of the parties for up to two additional one-year periods. In addition, under the terms of the Credit Facility, Teradata from time to time and subject to certain conditions may increase the lending commitments under the Credit Facility in an aggregate principal amount up to an additional $200 million, to the extent that existing or new lenders agree to provide such additional commitments. The outstanding principal amount of the Credit Facility bears interest at a floating rate based upon, at Teradata’s option, a negotiated base rate or a Eurodollar rate plus, in each case, a margin based on Teradata’s leverage ratio. In the near term, Teradata would anticipate choosing a floating rate based on LIBOR. The Credit Facility is unsecured but is guaranteed by certain of Teradata’s material domestic subsidiaries and contains certain representations and warranties, conditions, affirmative, negative and financial covenants, and events of default customary for such facilities. As of June 30, 2021, the Company had no borrowings outstanding under the Credit Facility, leaving $400 million in borrowing capacity available under the Credit Facility. The Company was in compliance with all covenants under the Credit Facility as of June 30, 2021.
Also, in June 2018, Teradata closed on a new senior unsecured $500 million five-year term loan, the proceeds of which plus additional cash-on-hand were used to pay off the remaining $525 million of principal on its previous term loan. The term loan is payable in quarterly installments, which commenced on June 30, 2019, with 1.25% of the initial principal amount due on each of the first eight payment dates; 2.50% of the initial principal amount due on each of the next four payment dates; 5.0% of the initial principal amount due on each of the next three payment dates; and all remaining principal due in June 2023. The outstanding principal amount of the term loan bears interest at a floating rate based upon a negotiated base rate or a Eurodollar rate, plus in each case, a margin based on the leverage ratio of the Company. As of June 30, 2021, the term loan principal outstanding was $437 million. As disclosed in Note 7, Teradata entered into an interest rate swap to hedge the floating interest rate of the term loan. As a result of the swap, Teradata’s fixed rate on the term loan equals 2.86% plus the applicable leverage-based margin as defined in the term loan agreement. As of June 30, 2021, the all-in fixed rate is 4.36%. The Company was in compliance with all covenants under the term loan as of June 30, 2021.
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

	Three Months Ended June 30,		Six Months Ended June 30,
In millions, except per share amounts	2021	2020	2021	2020
Net income (loss) attributable to common stockholders	$44	$(43)	$97	$125
Weighted average outstanding shares of common stock	109.0	108.5	108.9	109.4
Dilutive effect of employee stock options, restricted stock and other stock awards	3.7	—	3.8	1.2
Common stock and common stock equivalents	112.7	108.5	112.7	110.6
Net income (loss) per share:
Basic	$0.40	$(0.40)	$0.89	$1.14
Diluted	$0.39	$(0.40)	$0.86	$1.13
For the three months ended June 30, 2020, due to the net loss attributable to Teradata common stockholders, potential shares that would cause dilution, such as shares resulting from employee stock options, restricted shares and other stock awards, have been excluded from the diluted share count because their effect would have been anti-dilutive. The fully diluted shares would have been 109.7 million for the three months ended June 30, 2020.

Options to purchase 0.2 million and 0.6 million shares of common stock for the three and six months ended June 30, 2021 and 2.1 million and 2.2 million shares of common stock for the three and six months ended June 30, 2020 were not included in the computation of diluted earnings per share because the exercise prices of these options were greater than the average market price of the common shares for the period, and therefore would have been anti-dilutive.
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
The following table presents segment revenue and segment gross profit for the Company:

	Three Months Ended June 30,		Six Months Ended June 30,
In millions	2021	2020	2021	2020
Segment revenue
Americas	$274	$259	$537	$503
EMEA	128	118	275	236
APJ	89	80	170	152
Total revenue	491	457	982	891
Segment gross profit
Americas	185	161	367	305
EMEA	80	67	168	128
APJ	53	41	98	71
Total segment gross profit	318	269	633	504
Stock-based compensation costs	5	4	8	8
Acquisition, integration, reorganization and transformation-related costs	3	4	8	4
Amortization of capitalized software costs	—	5	—	11
Total gross profit	310	256	617	481
Selling, general and administrative expenses	161	165	310	323
Research and development expenses	79	83	156	156
Income from operations	$70	$8	$151	$2

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

The costs relating to these workforce reduction and real estate rationalization measures include one-time employee separation benefits, transition support, outside services and other exit-related costs. The Company expects that it will incur total costs and charges related to these actions in the range of approximately $55 to $59 million, consisting primarily of the following:
•$13 to $14 million for employee severance and other employee-related costs, which is separate from the $29 to $30 million for costs related to the VSP,
•$6 to $7 million charge for facilities lease related costs, and
•$7 to $8 million for outside service, legal and other associated costs.

The Company incurred $13 million of these costs and charges in the first six months of 2021 and $42 million in 2020 with the remaining costs and charges expected to be incurred in the second half of 2021 upon completion of these actions. Cash expenditures related to these actions are estimated at approximately $59 to $66 million. Approximately $12 million to $13 million of the cash expenditures relate to cash payments to international employees and which are not expected to have a material impact on the Company's Condensed Consolidated Statements of Income due to the Company accounting for its International postemployment benefits under Accounting Standards Codification 712, Compensation - Nonretirement Postemployment Benefits ("ASC 712"), which uses actuarial estimates and defers the immediate recognition of gains or losses.

The Company recognized costs of $13 million ($9 million cash and $4 million non-cash) in the first six months of 2021 for the VSP, employee separation benefits, facilities lease related costs, outside service, legal and other associated costs. Certain benefits are being expensed over the time period that the employees are required to work to earn them to the extent the required service period extends beyond the nominal period. $3 million of these costs were recorded to costs of revenue, $7 million were recorded to selling, general and administrative expenses and $3 million were recorded to research and development expenses. There was no impact to the segment gross profit.

Cash paid related to the actions described above was $33 million in the first six months of 2021 and $23 million in 2020. Not included in the table below are approximately $8 million in the first six months of 2021 and $2 million in 2020 of cash payments for international employees, which did not have a material impact on the Condensed Consolidated Statements of Income.

The 2021 activity and the reserves related to these workforce reduction and real estate rationalization measures are as follows:

In millions	Balance at December 31, 2020	Expense accruals	Cash payments	Balance at June 30, 2021
VSP	$16	$3	$(17)	$2
Employee severance and other employee-related costs	2	4	(6)	—
Facilities lease related costs, outside service, legal and other associated costs	—	2	(2)	—
Total	$18	$9	$(25)	$2

In addition, the Company incurred non-cash costs not reflected in the table above of $1 million in the first six months of 2021 and $2 million in 2020 for stock-based compensation for accelerated vesting tied to the VSP and $3 million in 2021 and $2 million in 2020 for accelerated amortization of right-of-use assets and fixed assets associated with the termination of leases relating to certain of the Company’s offices globally. The remaining lease liability is included in our operating lease obligations as of June 30, 2021 and is not included in the table above.

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
Overview
Teradata Corporation ("we," "us," "Teradata," or the "Company") is the leading connected multi-cloud data platform for enterprise analytics at scale. Our connected multi-cloud data platform, Teradata Vantage, allows customers to integrate and simplify their multi-cloud data and analytic ecosystems, streamline access and management of their data, and use analytics to derive business value from diverse data types. Our Teradata Vantage platform is designed and built to run across on-premises, private cloud and public cloud environments. This platform is supported by business consulting, support services and partner networks that enable customers to extract insights from across a company’s entire data and analytics ecosystem.
Teradata’s strategy is based on our differentiated value proposition for the top 10,000 largest organizations in the world. Our strategy is to provide a connected multi-cloud data platform, Teradata Vantage, that supports the needs of enterprises from start to scale. Teradata Vantage is an effective platform for driving business outcomes, with a partnering approach, embracing modern ecosystems and enabling users to build how they want.
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
COVID-19 Update
See Part I, Item 1A. "Risk Factors" and Part II, Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the 2020 Annual Report for a discussion related to risks and impact of COVID-19 on the Company. As of the date of this Quarterly Report on Form 10-Q, we are continuing to execute our pandemic response plan, and the Teradata Pandemic Response Team is refining and executing return-to-office plans with "safety first" considerations. Customer-facing teams are also proactively working to identify ways to assist customers, meet service level commitments, and engage with customers via virtual events.
Despite these efforts, there remains a fair degree of uncertainty regarding the potential impact of the pandemic on our business, from both a financial and operational perspective, and the scope and costs associated with additional measures that may be necessary in response to the pandemic going forward, particularly in light of the potential impact of one or more COVID-19 variants. We will continue our diligent efforts to monitor and respond as appropriate to the impacts of the pandemic on our business, including the status of our workforce, supply chain, customers, suppliers, and vendors, based on the priorities described above. Our actions will continue to be informed by the requirements and recommendations of the federal, state or local authorities. We will remain agile and have contingency plans in place to appropriately respond to conditions as they unfold.
Second Quarter Financial Overview

As more fully discussed in later sections of this MD&A, the following were significant financial items for the second quarter of 2021:
•At the end of the second quarter of 2021, ARR was $1.426 billion, increasing 9% as compared to the second quarter of 2020, including a 2% positive impact from foreign currency translation, as compared to the second quarter of 2020. At the end of second quarter of 2021, Public cloud ARR was $139 million, increasing 157% as compared to the second quarter of 2020, including a 4% positive impact from foreign currency fluctuations.
•Total revenue was $491 million for the second quarter of 2021, a 7% increase compared to the second quarter of 2020, with an underlying 16% increase in recurring revenue. Perpetual software licenses, hardware and other revenue decreased 32%, and consulting services revenue decreased 10%. Foreign currency fluctuations had a 3% positive impact on total revenue for the quarter compared to the prior year.
•Gross margin increased to 63.1% in the second quarter of 2021 from 56.0% in the second quarter of 2020, primarily due to a higher recurring revenue mix as compared to the prior period.
•Operating expenses for the second quarter of 2021 decreased by 3% compared to the second quarter of 2020, primarily due to lower employee cost base resulting from the workforce reduction measures in 2020 offset by an increase in investments in cloud transformation and variable incentive compensation expense.
•Operating income was $70 million in the second quarter of 2021, compared to $8 million in the second quarter of 2020.
•Net income in the second quarter of 2021 was $44 million, compared to net loss of $43 million in the second quarter of 2020.
•Total backlog of $2.611 billion at the end of the second quarter of 2021 was up 1% from the second quarter of the prior year.

Results of Operations for the Three Months Ended June 30, 2021
Compared to the Three Months Ended June 30, 2020
Revenue

		% of		% of
In millions	2021	Revenue	2020	Revenue
Recurring	$376	76.5%	$323	70.8%
Perpetual software licenses, hardware and other	17	3.5%	25	5.5%
Consulting services	98	20.0%	109	23.9%
Total revenue	$491	100.0%	$457	100.2%
Total revenue increased $34 million, or 7%, in second quarter of 2021 and included a 3% positive impact from foreign currency fluctuations. Recurring revenue grew 16%, including a 3% positive impact from foreign currency fluctuations. Recurring revenue increased due to a higher base of revenue driven by continued growth in public cloud and subscription ARR during 2020 and continued growth in public cloud ARR in 2021. Additionally, on-premises customer transactions involving substantive long-term commitments resulted in revenue being recognized on a recurring annual basis rather than a recurring quarterly basis and drove approximately $22 million of revenue into the second quarter from these arrangements versus ratably across four quarters. For full year 2021, we expect a mid- to high-single digit percentage increase in ARR growth. Recurring revenue is expected to grow at a high-single-digit to low-double-digit percentage compared to 2020. Public cloud ARR is expected to increase by at least 90% for the third quarter of 2021as compared to the same period in 2020 and increase by at least 100% year-over-year for full year of 2021 as compared to 2020. Taking into consideration the expected growth in recurring revenue, partially offset by anticipated reductions in perpetual software licenses, hardware and other revenue and consulting services revenue, we expect that total revenue will grow at low-single-digit to mid-single-digit percentage in 2021 as compared to 2020.
Revenues from perpetual software licenses, hardware and other were down 32% in the second quarter of 2021 as customers continue to transition to subscription-based offerings, consistent with our overall strategy.
Consulting services revenue decreased 10% in the second quarter of 2021, including a 4% positive impact from foreign currency fluctuations, as we are realigning and focusing our consulting resources on higher-margin engagements, both direct engagement with customers and joint engagement with partners that drive increased software consumption within our targeted customer base. Consulting revenue was also impacted by the transition to work from home and shelter-in-place orders that went in effect late in the first quarter of 2020 in response to COVID-19 as well as delays and/or cancellations of consulting projects due to customers’ reduced spending in light of COVID-19.
As a portion of the Company’s operations and revenue occur outside the United States, and in currencies other than the U.S. dollar, the Company is exposed to fluctuations in foreign currency exchange rates. Based on currency rates as of July 31, 2021, Teradata is expecting approximately one to two percentage points of positive impact from currency translation on our 2021 full-year total revenues.
Gross Profit

		% of		% of
In millions	2021	Revenue	2020	Revenue
Recurring	$289	76.9%	$234	72.4%
Perpetual software licenses, hardware and other	6	35.3%	7	28.0%
Consulting services	15	15.3%	15	13.8%
Total gross profit	$310	63.1%	$256	56.0%

The increase in recurring revenue gross profit as a percentage of revenue was primarily driven by a higher amount of recurring revenue at an improved gross margin rate driven by greater subscription and cloud efficiencies versus prior year. Upfront revenue recognition of certain renewed and expanded customer arrangements, discussed above, also had a positive impact on recurring revenue gross margin.
The increase in perpetual software licenses, hardware and other gross profit as a percentage of revenue was primarily driven by deal mix.
Consulting services gross profit as a percentage of revenue increased as compared to the prior year primarily due to improved resource mix utilization, increased revenue realization and our continued strategic focus on higher-value projects.
Operating Expenses

		% of		% of
In millions	2021	Revenue	2020	Revenue
Selling, general and administrative expenses	$161	32.8%	$165	36.1%
Research and development expenses	79	16.2%	83	18.3%
Total operating expenses	$240	48.9%	$248	54.3%
The selling, general and administrative ("SG&A") and research and development ("R&D") expense decreases were primarily driven by a lower employee cost base resulting from the 2020 reorganization efforts and a focus on efficient operational execution.
Other Expense, net

In millions	2021	2020
Interest income	$2	$1
Interest expense	(7)	(7)
Other	(6)	(5)
Other expense, net	$(11)	$(11)
Other expense, net in the second quarter of 2021 and 2020 is comprised primarily of interest expense on long-term debt and finance leases as well as benefit costs on our pension and postemployment plans, partially offset by interest income earned on our cash and cash equivalents.
Provision for Income Taxes
Income tax provisions for interim periods are based on estimated annual income tax rates, adjusted to reflect the effects of any significant infrequent or unusual items which are required to be discretely recognized within the current interim period.
The Company expects that a majority of its foreign earnings will be repatriated to the U.S. The effective tax rates in the periods presented are largely based upon the forecasted pre-tax earnings mix between the U.S. and other foreign taxing jurisdictions where the Company conducts its business. The Company estimates its full-year effective tax rate for 2021 will be approximately 30%, which takes into consideration, among other things, the forecasted earnings mix by jurisdiction and the estimated discrete items to be recognized in 2021. The forecasted tax rate is based on the overseas profits being taxed at an overall effective tax rate of approximately 24%, as compared to the U.S. federal statutory tax rate of 21%.
The effective tax rate for the three months ended June 30, 2021 and 2020 were as follows:

	2021	2020
Effective tax rate	25.4%	(1,333.3)%

For the three months ended June 30, 2021, the Company had no material discrete tax adjustments.
For the three months ended June 30, 2020, the Company recorded a net $39 million of discrete tax expense, a majority of which related to the true-up of the marginal tax rate from the first quarter based on revised full-year forecasted earnings. As a result, the Company recorded income tax expense of $40 million on a pre-tax net loss of $3 million for the three months ended June 30, 2020, resulting in an effective income tax rate of (1,333.3)%.
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
The following table presents segment revenue and segment gross profit for the Company for the three months ended June 30:

		% of		% of
In millions	2021	Revenue	2020	Revenue
Segment revenue
Americas	$274	55.8%	$259	56.7%
EMEA	128	26.1%	118	25.8%
APJ	89	18.1%	80	17.5%
Total segment revenue	$491	100%	$457	100%
Segment gross profit
Americas	$185	67.5%	$161	62.2%
EMEA	80	62.5%	67	56.8%
APJ	53	59.6%	41	51.3%
Total segment gross profit	$318	64.8%	$269	58.9%
Americas
Americas revenue increased 6% as compared to the prior year. Recurring revenue was up 14% and perpetual and other revenue was down 69% ($9 million). Consulting revenue decreased 12% as compared to the prior year. Segment gross profit as a percentage of revenues was higher primarily due to an overall higher mix of recurring revenue.
EMEA
EMEA revenue increased 8%, which included a 9% favorable impact from foreign currency fluctuations. The overall increase in revenue included an increase of 15% in recurring revenue, a reduction of 13% in perpetual and other revenue and flat consulting revenue. Segment gross profit as a percentage of revenues was higher primarily due to a higher mix of recurring revenue.
APJ
APJ revenue increased 11%, which included a 7% favorable impact from foreign currency fluctuations. An increase in recurring revenue of 30% and an increase in perpetual and other revenue of 50% ($2 million) was partially offset by a decrease in consulting revenue of 19%. Segment gross profit as a percentage of revenues was higher primarily due to a higher mix of recurring revenue.

Results of Operations for the Six Months Ended June 30, 2021
Compared to the Six Months Ended June 30, 2020
Revenue

		% of		% of
In millions	2021	Revenue	2020	Revenue
Recurring	$748	76.2%	$634	71.2%
Perpetual software licenses, hardware and other	40	4.1%	48	5.4%
Consulting services	194	19.7%	209	23.4%
Total revenue	$982	100.0%	$891	100.0%
Total revenue increased $91 million, or 10%, in the first six months of 2021 and included a 3% positive impact from foreign currency fluctuations. Recurring revenue grew 18%, and was positively impacted by a higher base of revenue driven by continued growth in public cloud and subscription ARR during 2020 and continued growth in public cloud ARR in the first six months of 2021. Additionally, on-premises customer transactions involving substantive long-term commitments resulted in revenue being recognized on a recurring annual basis rather than a recurring quarterly basis and drove revenue into the first six months of 2021 from these arrangements versus ratably across four quarters.
Revenues from perpetual software licenses, hardware and other were down 17% in the first six months of 2021, as customers continue to transition to subscription-based offerings, consistent with our overall strategy.
Consulting services revenue decreased 7% in the first six months of 2021, including a 4% positive impact from foreign currency fluctuations, as we are realigning and focusing our consulting resources on higher-margin engagements, both direct engagement with customers and joint engagement with partners that drive increased software consumption within our targeted customer base. Consulting revenue was also impacted by the transition to work from home and shelter-in-place orders that went in effect late in the first quarter of 2020 in response to COVID-19 as well as delays and/or cancellations of consulting projects due to customers’ reduced spending in light of COVID-19.
Gross Profit

		% of		% of
In millions	2021	Revenue	2020	Revenue
Recurring	$571	76.3%	$452	71.3%
Perpetual software licenses, hardware and other	18	45.0%	15	31.3%
Consulting services	28	14.4%	14	6.7%
Total gross profit	$617	62.8%	$481	54.0%

The increase in recurring revenue gross profit as a percentage of revenue was primarily driven by a higher amount of recurring revenue at an improved gross margin rate driven by improved operating efficiencies of our subscription and cloud offerings partially offset by the higher mix shift to cloud. Upfront revenue recognition of certain renewed and expanded customer arrangements, discussed above, also had a positive impact on recurring revenue gross margin.
The increase in perpetual software licenses, hardware and other gross profit as a percentage of revenue was primarily driven by deal mix and opportunities with lower hardware mix as compared to prior year.
Consulting services gross profit as a percentage of revenue increased as compared to the prior year primarily due to improved resource mix utilization as well as increased revenue realization and our continued strategic focus to improve consulting margins by focusing on higher-value projects. The Company continues to refocus our consulting organization on Vantage-oriented offerings and reduce our footprint in non-core consulting engagements.
Operating Expenses

		% of		% of
In millions	2021	Revenue	2020	Revenue
Selling, general and administrative expenses	$310	31.6%	$323	36.3%
Research and development expenses	156	15.9%	156	17.5%
Total operating expenses	$466	47.5%	$479	53.8%
The SG&A expense decrease was primarily driven by a lower employee cost base resulting from the workforce reduction measures in 2020, lower travel and marketing spend as compared to the prior year pre-pandemic period and continued cost discipline as compared to prior year.
R&D expenses were flat for the first six months of 2021 as compared to prior year. R&D expenses were impacted by an increase in spending focused on accelerating our cloud initiatives as well as higher variable incentive compensation expense, which was offset by a lower employee cost base resulting from the workforce reduction measures initiated in 2020 and continued cost discipline as compared to prior year.
Other Expense, net

In millions	2021	2020
Interest income	$3	$3
Interest expense	(14)	(14)
Other	(9)	(8)
Other expense, net	$(20)	$(19)
Other expense, net in the second quarter of 2021 and 2020 is comprised primarily of interest expense on long-term debt and finance leases as well as benefit costs associated with our pension and postemployment plans, partially offset by interest income earned on our cash and cash equivalents.
Provision for Income Taxes
The effective tax rate for the six months ended June 30, 2021 and 2020 were as follows:

	2021	2020
Effective tax rate	26.0%	835.3%

For the six months ended June 30, 2021, the Company recorded $4 million of discrete tax benefit, a majority of which related to the excess tax benefits derived from stock-based compensation vesting.
For the six months ended June 30, 2020, the Company recorded $113 million of discrete tax benefit. The discrete tax expense of $39 million recorded in the second quarter of 2020 described above was offset by $152 million of discrete tax benefit recorded in the first quarter of 2020, a majority of which related to the transfer of intra-entity IP. As a result, the Company recorded income tax benefit of $142 million on a pre-tax loss of $17 million for the six months ended June 30, 2020, resulting in an effective income tax rate of 835.3%.
Revenue and Gross Profit by Operating Segment

The following table presents segment revenue and segment gross profit for the Company for the Six Months Ended June 30:

		% of		% of
In millions	2021	Revenue	2020	Revenue
Segment revenue
Americas	$537	54.7%	$503	56.5%
EMEA	275	28.0%	236	26.5%
APJ	170	17.3%	152	17.1%
Total segment revenue	$982	100%	$891	100%
Segment gross profit
Americas	$367	68.3%	$305	60.6%
EMEA	168	61.1%	128	54.2%
APJ	98	57.6%	71	46.7%
Total segment gross profit	$633	64.5%	$504	56.6%
Americas
Americas revenue increased 7% as compared to the prior year. Recurring revenue was up 13% and perpetual software licenses, hardware and other revenue was down 45%. Consulting revenue decreased 10% as compared to the prior year. Segment gross profit as a percentage of revenues was higher primarily due to an overall higher mix of recurring revenue.
EMEA
EMEA revenue increased 17%, which included a 7% favorable impact from foreign currency fluctuations. The overall increase in revenue included an increase of 26% in recurring revenue and a 1% increase in consulting revenue partially offset by a 5% decrease in perpetual software licenses, hardware and other revenue. Segment gross profit as a percentage of revenues was higher primarily due to a higher mix of recurring revenue.
APJ
APJ revenue increased 12%, which included a 8% favorable impact from foreign currency fluctuations. An increase in recurring revenue of 28% and perpetual software licenses, hardware and other revenue increase of 29% was partially offset by a decrease in consulting revenue of 14%. Segment gross profit as a percentage of revenues was higher primarily due to a higher mix of recurring revenue.

Financial Condition, Liquidity and Capital Resources
Cash provided by operating activities was $335 million, which increased by $195 million in the six months ended June 30, 2021 compared to the six months ended June 30, 2020. The increase in cash provided by operating activities was primarily due to increased net income (net of non-cash items such as depreciation and amortization, stock-based compensation expense and deferred income taxes), strong cash collections and favorable working capital dynamics. Teradata used approximately $30 million of cash in the first six months of 2021 for reorganizing and restructuring its operations and go-to-market functions to align to its strategy, as compared to $21 million in the first six months of 2020.
Teradata’s management uses a financial measure called "free cash flow," which is not a measure defined under GAAP. We use free cash flow (which we define as net cash provided by operating activities less investing activities related to capital expenditures for property and equipment and additions to capitalized software) as one measure of assessing the financial performance of the Company, and this may differ from the definitions used by other companies. The components that are used to calculate free cash flow are GAAP measures taken directly from the Condensed Consolidated Statements of Cash Flows (Unaudited). We believe that free cash flow information is useful for investors because it relates the operating cash flow of the Company to the capital that is spent to continue and improve business operations. In particular, free cash flow indicates the amount of cash available after capital expenditures, for among other things, investments in the Company’s existing businesses, strategic acquisitions and repurchases of Teradata common stock. Free cash flow does not represent the residual cash flow available for discretionary expenditures since there may be other non-discretionary expenditures that are not deducted from the measure. This non-GAAP measure should not be considered a substitute for, or superior to, cash flows from operating activities under GAAP.
The table below shows net cash provided by operating activities and net cash used in investing activities related to capital expenditures, along with free cash flow, for the following periods:

	Six Months Ended June 30, 2021
In millions	2021	2020
Net cash provided by operating activities	$335	$140
Less:
Expenditures for property and equipment	(9)	(23)
Additions to capitalized software	(2)	(4)
Free cash flow	$324	$113
Financing activities and certain other investing activities are not included in our calculation of free cash flow. There were no other investing activities for the six months ended June 30, 2021 and 2020.
Teradata’s financing activities for the six months ended June 30, 2021 and 2020 primarily consisted of cash outflows for share repurchases and payments on the Company's finance leases and long-term debt. At June 30, 2021, the Company had no outstanding borrowings on its $400 million revolving credit facility entered into in June 2018 (the "Credit Facility"). The Company repurchased approximately 3.4 million shares of its common stock at an average price per share of $35.31 in the six months ended June 30, 2021, and 3.7 million shares at an average price per share of $20.52 in the six months ended June 30, 2020 under the two share repurchase programs that were authorized by our Board of Directors. The first program (the "dilution offset program") allows the Company to repurchase Teradata common stock to the extent of cash received from the exercise of stock options and the Teradata Employee Stock Purchase Plan ("ESPP") to offset dilution from shares issued pursuant to these plans. On July 28, 2019, Teradata's Board of Directors authorized an additional $500 million to be utilized to repurchase Teradata common stock under the Company's second share repurchase program (the "general share repurchase program"). As of June 30, 2021, the Company had $321 million of authorization remaining under this program to repurchase outstanding shares of Teradata common stock. Share repurchases made by the Company are reported on a trade date basis. Our share repurchase activity depends on factors such as our working capital needs, our cash requirements for capital investments, our stock price, and economic and market conditions.

Proceeds from the ESPP and the exercise of stock options, net of tax, were $18 million for the six months ended June 30, 2021 and $6 million for the six months ended June 30, 2020. These proceeds are included in other financing activities, net in the Condensed Consolidated Statements of Cash Flows (Unaudited).
Our total cash and cash equivalents held outside the United States in various foreign subsidiaries was $463 million as of June 30, 2021 and $342 million as of December 31, 2020. The remaining balance held in the United States was $221 million as of June 30, 2021 and $191 million as of December 31, 2020. The Company considers a majority of its foreign earnings will be repatriated to the United States. Effective January 1, 2018, the United States moved to a territorial system of international taxation, and as such will generally not subject future foreign earnings to United States taxation upon repatriation in future years.
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
Critical Accounting Policies and Estimates
Our financial statements are prepared in accordance with GAAP. In connection with the preparation of these financial statements, we are required to make assumptions, estimates and judgments that affect the reported amounts of assets, liabilities, revenues, expenses and the related disclosure of contingent liabilities. These assumptions, estimates and judgments are based on historical experience and assumptions that are believed to be reasonable at the time. However, because future events and their effects cannot be determined with certainty, the determination of estimates requires the exercise of judgment. Our critical accounting policies are those that require assumptions to be made about matters that are highly uncertain. Different estimates could have a material impact on our financial results. Judgments and uncertainties affecting the application of these policies and estimates may result in materially different amounts being reported under different conditions or circumstances. Our management periodically reviews these estimates and assumptions to ensure that our financial statements are presented fairly and are materially correct. We assessed certain accounting matters that generally require consideration of forecasted financial information in context with the information reasonably available to us as of June 30, 2021 and through the date of this report. The accounting matters assessed included, but were not limited to, our allowance for doubtful accounts, stock-based compensation, the carrying value of our goodwill and other long-lived assets, financial assets, valuation allowances for tax assets and revenue recognition.
In many cases, the accounting treatment of a particular transaction is specifically dictated by GAAP and does not require significant management judgment in its application. There are also areas in which management’s judgment in selecting among available alternatives would not produce a materially different result. The significant accounting policies and estimates that we believe are the most critical to aid in fully understanding and evaluating our reported financial results are discussed in the 2020 Annual Report. Teradata’s senior management has reviewed these critical accounting policies and related disclosures and determined that there were no significant changes in our critical accounting policies in the six months ended June 30, 2021.

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
Based on their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2021, our disclosure controls and procedures were effective to provide reasonable assurance that the information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.
Changes in Internal Control over Financial Reporting
There have been no changes in our internal control over financial reporting that occurred during the fiscal quarter ended June 30, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. We have not experienced any material adverse impact to our internal controls over financial reporting as a result of most of our employees working remotely due to the COVID-19 pandemic. We are continually monitoring and assessing the COVID-19 situation on our internal controls to minimize the impact on their design and operating effectiveness.
Part II—OTHER INFORMATION
Item 1. Legal Proceedings.
The information required to be set forth under this Part II, Item 1 is incorporated by reference to Note 8, Commitments and Contingencies—Legal Proceedings of the Notes to Condensed Consolidated Financial Statements (Unaudited) included in this Quarterly Report on Form 10-Q.
Item 1A. Risk Factors.
There have not been any material changes to the risk factors previously disclosed in Part I, Item IA of the 2020 Annual Report, as updated by Part II, Item 1A in the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2021.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
Purchases of Company Common Stock

From time to time, the Company's Section 16 officers sell to the Company shares of the Company's common stock received upon vesting of restricted share units at the current market price to cover their withholding tax obligations. For the six months ended June 30, 2021, the total of these purchases was 281,036 shares at an average price of $38.35 per share.
The following table provides information relating to the Company’s share repurchase programs for the six months ended June 30, 2021:

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Dilution Offset Program (1)	Total Number of Shares Purchased as Part of Publicly Announced General Share Repurchase Program (2)	Maximum Dollar Value that May Yet Be Purchased Under the Dilution Offset Program	Maximum Dollar Value that May Yet Be Purchased Under the General Share Repurchase Program
Month
January 2021	1,131,893	$25.18	54,817	1,077,076	$799,586	$389,254,180
February 2021	318,878	$31.49	100,000	218,878	$15,944,217	$383,254,259
March 2021	1,137,133	$41.08	377,814	759,319	$3,379,199	$351,832,159
First Quarter Total	2,587,904	$32.94	532,631	2,055,273	$3,379,199	$351,832,159
April 2021	488,434	$42.99	94,986	393,448	$1,767,405	$334,833,096
May 2021	358,859	$41.89	30,979	327,880	$1,954,604	$321,236,126
June 2021	—	$—	—	—	$4,074,322	$321,236,126
Second Quarter Total	847,293	$42.52	125,965	721,328	$4,074,322	$321,236,126
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

3.2	Amended and Restated By-Laws of Teradata Corporation, as amended and restated on July 26, 2016 (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K dated August 1, 2016).

4.1	Common Stock Certificate of Teradata Corporation (incorporated by reference to Exhibit 4.1 to the Quarterly Report on Form 10-Q dated November 13, 2007 (SEC file number 001-33458)).

10.1*	Offer Letter from Teradata Corporation to Claire Bramley dated May 18, 2021.

10.2*	Restricted Share Unit Agreement (Graded Vesting) Inducement Grant to new CFO.

10.3*	Executive Severance Plan Participation Agreement to new CFO.

10.4*
Teradata 2012 Stock Incentive Plan (Amended and Restated as of March 1, 2021) (incorporated by reference from Appendix A to the Proxy Statement of Teradata Corporation filed with the SEC on March 18 2021).

10.5*
Teradata Employee Stock Purchase Plan (Amended and Restated as of February 1, 2021) (incorporated by reference from Appendix B to the Proxy Statement of Teradata Corporation filed with the SEC on March 18, 2021).

10.6*	Amendment to Offer Letter between Kathy Cullen-Cote and the Company dated July 30, 2021.

31.1	Certification pursuant to Rule 13a-14(a), dated August 6, 2021.

31.2	Certification pursuant to Rule 13a-14(a), dated August 6, 2021.

32	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated August 6, 2021.

101	Inline interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Condensed Consolidated Statements of Income (Loss) for the three and six months period ended June 30, 2021 and 2020, (ii) the Condensed Consolidated Statements of Comprehensive Income (Loss) for the three and six months period ended June 30, 2021 and 2020, (iii) the Condensed Consolidated Balance Sheets at June 30, 2021 and December 31, 2020, (iv) the Condensed Consolidated Statements of Cash Flows for the six months period ended June 30, 2021 and 2020, (v) the Condensed Consolidated Statements of Changes in Stockholders' Equity for the six months period ended June 30, 2021 and 2020 and (vi) the Notes to Condensed Consolidated Financial Statements.

104	Cover page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).
* Management contract or compensatory plan, contract or arrangement.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TERADATA CORPORATION

Date: August 6, 2021	By:	/s/ Claire Bramley
Claire Bramley Chief Financial Officer