Form 10-Q
period 2021-09-30
TERADATA CORP /DE/
filed 2021-11-05
CIK 816761

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2021
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐  No  ☒
At October 29, 2021, the registrant had approximately 108.5 million shares of common stock outstanding.

PART I—FINANCIAL INFORMATION

Part 1—FINANCIAL INFORMATION
A

Item 1.	Financial Statements.
Teradata Corporation
Condensed Consolidated Statements of Income (Loss) (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
In millions, except per share amounts	2021	2020	2021	2020
Revenue
Subscription software licenses	$64	$52	$238	$155
Services and other	288	277	862	808
Total recurring	352	329	1,100	963
Perpetual software licenses, hardware and other	18	25	58	73
Consulting services	90	100	284	309
Total revenue	460	454	1,442	1,345
Cost of revenue
Subscription software licenses	2	6	10	21
Services and other	93	90	262	257
Total recurring	95	96	272	278
Perpetual software licenses, hardware and other	12	13	34	46
Consulting services	78	91	244	286
Total cost of revenue	185	200	550	610
Gross profit	275	254	892	735
Operating expenses
Selling, general and administrative expenses	166	163	476	486
Research and development expenses	79	90	235	246
Total operating expenses	245	253	711	732
Income from operations	30	1	181	3
Other expense, net
Interest expense	(6)	(7)	(20)	(21)
Interest income	1	1	4	4
Other expense	(6)	(5)	(15)	(13)
Total other expense, net	(11)	(11)	(31)	(30)
Income (loss) before income taxes	19	(10)	150	(27)
Income tax expense (benefit)	2	(9)	36	(151)
Net income (loss)	$17	$(1)	$114	$124
Net income (loss) per common share
Basic	$0.16	$(0.01)	$1.05	$1.13
Diluted	$0.15	$(0.01)	$1.01	$1.12
Weighted average common shares outstanding
Basic	108.9	109.1	108.9	109.3
Diluted	113.4	109.1	113.1	110.9
See Notes to Condensed Consolidated Financial Statements (Unaudited).

Teradata Corporation
Condensed Consolidated Statements of Comprehensive Income (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
In millions	2021	2020	2021	2020
Net income (loss)	$17	$(1)	$114	$124
Other comprehensive income (loss):
Foreign currency translation adjustments	(10)	6	(11)	(11)
Derivatives:
Unrealized gain (loss) on derivatives, before tax	3	3	10	(10)
Unrealized gain (loss) on derivatives, tax portion	(1)	(1)	(3)	2
Unrealized gain (loss) on derivatives, net of tax	2	2	7	(8)
Defined benefit plans:
Defined benefit plan adjustment, before tax	3	3	8	7
Defined benefit plan adjustment, tax portion	(1)	(1)	(2)	(2)
Defined benefit plan adjustment, net of tax	2	2	6	5
Other comprehensive (loss) income	(6)	10	2	(14)
Comprehensive income	$11	$9	$116	$110
See Notes to Condensed Consolidated Financial Statements (Unaudited).

Teradata Corporation
Condensed Consolidated Balance Sheets (Unaudited)

In millions, except per share amounts	September 30, 2021	December 31, 2020
Assets
Current assets
Cash and cash equivalents	$613	$529
Accounts receivable, net	290	331
Inventories	17	29
Other current assets	144	155
Total current assets	1,064	1,044
Property and equipment, net	300	339
Right of use assets - operating lease, net	29	38
Goodwill	397	401
Capitalized contract costs, net	99	98
Deferred income taxes	205	222
Other assets	40	51
Total assets	$2,134	$2,193
Liabilities and stockholders’ equity
Current liabilities
Current portion of long-term debt	$75	$44
Current portion of finance lease liability	81	75
Current portion of operating lease liability	13	15
Accounts payable	104	50
Payroll and benefits liabilities	137	170
Deferred revenue	464	499
Other current liabilities	81	99
Total current liabilities	955	952
Long-term debt	349	411
Finance lease liability	58	70
Operating lease liability	20	28
Pension and other postemployment plan liabilities	141	152
Long-term deferred revenue	28	38
Deferred tax liabilities	8	6
Other liabilities	118	136
Total liabilities	1,677	1,793
Commitments and contingencies (Note 8)
Stockholders’ equity
Preferred stock: par value $0.01 per share, 100.0 shares authorized, no shares issued and outstanding at September 30, 2021 and December 31, 2020, respectively	—	—
Common stock: par value $0.01 per share, 500.0 shares authorized, 108.4 and 108.8 shares issued at September 30, 2021 and December 31, 2020, respectively	1	1
Paid-in capital	1,776	1,656
Accumulated deficit	(1,179)	(1,114)
Accumulated other comprehensive loss	(141)	(143)
Total stockholders’ equity	457	400
Total liabilities and stockholders’ equity	$2,134	$2,193
See Notes to Condensed Consolidated Financial Statements (Unaudited).

Teradata Corporation
Condensed Consolidated Statements of Cash Flows (Unaudited)

	Nine Months Ended September 30,
In millions	2021	2020
Operating activities
Net income	$114	$124
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	113	126
Stock-based compensation expense	79	79
Deferred income taxes	10	(152)
Changes in assets and liabilities:
Receivables	41	77
Inventories	12	17
Current payables and accrued expenses	45	(24)
Deferred revenue	(45)	(13)
Other assets and liabilities	(1)	(23)
Net cash provided by operating activities	368	211
Investing activities
Expenditures for property and equipment	(19)	(34)
Additions to capitalized software	(2)	(6)
Net cash used in investing activities	(21)	(40)
Financing activities
Repurchases of common stock	(176)	(75)
Repayments of long-term borrowings	(32)	(19)
Payments of finance leases	(68)	(43)
Other financing activities, net	24	7
Net cash used in financing activities	(252)	(130)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(11)	(3)
Increase in cash, cash equivalents and restricted cash	84	38
Cash, cash equivalents and restricted cash at beginning of period	533	496
Cash, cash equivalents and restricted cash at end of period	$617	$534

Supplemental cash flow disclosure:
Assets acquired under operating lease	$9	$6
Assets acquired under finance lease	$62	$58
Annual variable incentive payout settled in equity	$17	$—
Reconciliation of cash, cash equivalents and restricted cash to the Condensed Consolidated Balance Sheets:

	September 30, 2021	December 31, 2020
Cash and cash equivalents	$613	$529
Restricted cash	4	4
Total cash, cash equivalents and restricted cash	$617	$533

See Notes to Condensed Consolidated Financial Statements (Unaudited).

Teradata Corporation
Condensed Consolidated Statements of Changes in Stockholders’ Equity (Unaudited)

	Common Stock		Paid-in	Accumulated	Accumulated Other Comprehensive
In millions	Shares	Amount	Capital	Deficit	Loss	Total
December 31, 2020	108	$1	$1,656	$(1,114)	$(143)	$400
Net income	—	—	—	53	—	53
Employee stock compensation, employee stock purchase programs and option exercises, net of tax	4	—	52	—	—	52
Repurchases of common stock, retired	(3)	—	—	(85)	—	(85)
Pension and postemployment benefit plans, net of tax	—	—	—	—	2	2
Unrealized gain on derivatives, net of tax	—	—	—	—	3	3
Currency translation adjustment	—	—	—	—	(8)	(8)
March 31, 2021	109	$1	$1,708	$(1,146)	$(146)	$417
Net income	—	—	—	44	—	44
Employee stock compensation, employee stock purchase programs and option exercises, net of tax	—	—	35	—	—	35
Repurchases of common stock, retired	—	—	—	(36)	—	(36)
Pension and postemployment benefit plans, net of tax	—	—	—	—	2	2
Unrealized gain on derivatives, net of tax	—	—	—	—	2	2
Currency translation adjustment	—	—	—	—	7	7
June 30, 2021	109	$1	$1,743	$(1,138)	$(135)	$471
Net income	—	—	—	17	—	17
Employee stock compensation, employee stock purchase programs and option exercises, net of tax	—	—	33	—	—	33
Repurchases of common stock, retired	(1)	—	—	(58)	—	(58)
Pension and postemployment benefit plans, net of tax	—	—	—	—	2	2
Unrealized gain on derivatives, net of tax	—	—	—	—	2	2
Currency translation adjustment	—	—	—	—	(10)	(10)
September 30, 2021	108	$1	$1,776	$(1,179)	$(141)	$457

	Common Stock		Paid-in	Accumulated	Accumulated Other Comprehensive
In millions	Shares	Amount	Capital	Deficit	Loss	Total
December 31, 2019	111	$1	$1,545	$(1,143)	$(141)	$262
Net income	—	—	—	168	—	168
Employee stock compensation, employee stock purchase programs and option exercises, net of tax	1	—	22	—	—	22
Repurchases of common stock, retired	(4)	—	—	(75)	—	(75)
Pension and postemployment benefit plans, net of tax	—	—	—	—	2	2
Unrealized loss on derivatives, net of tax	—	—	—	—	(11)	(11)
Currency translation adjustment	—	—	—	—	(19)	(19)
March 31, 2020	108	$1	$1,567	$(1,050)	$(169)	$349
Net loss	—	—	—	(43)	—	(43)
Employee stock compensation, employee stock purchase programs and option exercises, net of tax	1		36	—	—	36
Pension and postemployment benefit plans, net of tax	—	—	—	—	1	1
Unrealized gain on derivatives, net of tax	—	—	—	—	1	1
Currency translation adjustment	—	—	—	—	2	2
June 30, 2020	109	$1	$1,603	$(1,093)	$(165)	$346
Net loss	—	—	—	(1)	—	(1)
Employee stock compensation, employee stock purchase programs and option exercises, net of tax	—	—	29	—	—	29
Pension and postemployment benefit plans, net of tax	—	—	—	—	2	2
Unrealized gain on derivatives, net of tax	—	—	—	—	2	2
Currency translation adjustment	—	—	—	—	6	6
September 30, 2020	109	$1	$1,632	$(1,094)	$(155)	$384

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
Prior period amounts have been revised to conform to the current year presentation. At the beginning of the first quarter of 2021, the Company changed its historical presentation for certain components within its revenue and cost categories. To better reflect the strategy and shift in the business, the Company adopted and revised the presentation beginning in the first quarter of 2021, including reclassifying managed services revenue of $28 million and $80 million for the three and nine months ended September 30, 2020 and costs of $21 million and $62 million for the three and nine months ended September 30, 2020 from Recurring to Consulting services. The Company also reclassified third party revenue of $8 million and $25 million for the three and nine months ended September 30, 2020 and costs of $6 million and $19 million for the three and nine months ended September 30, 2020 from Recurring to Perpetual software licenses, hardware and other. This change in presentation does not affect the Company's total revenues, total costs of revenues or overall total gross profit (defined as total revenue less total cost of revenue).
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

3. Revenue from Contracts with Customers
Disaggregation of Revenue from Contracts with Customers
The following table presents a disaggregation of revenue:

	Three Months Ended September 30,		Nine Months Ended September 30,
in millions	2021	2020	2021	2020
Americas
Recurring	$210	$203	$661	$603
Perpetual software licenses, hardware and other	5	16	16	36
Consulting services	34	42	109	125
Total Americas	249	261	786	764
EMEA
Recurring	90	79	277	227
Perpetual software licenses, hardware and other	10	5	30	26
Consulting services	33	31	101	98
Total EMEA	133	115	408	351
APJ
Recurring	52	47	162	133
Perpetual software licenses, hardware and other	3	4	12	11
Consulting services	23	27	74	86
Total APJ	78	78	248	230
Total Revenue	$460	$454	$1,442	$1,345
Rental revenue, which is included in recurring revenue in the above table, was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
in millions	2021	2020	2021	2020
Rental revenue*	$36	$28	$123	$72
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

	As of
in millions	September 30, 2021	December 31, 2020
Accounts receivable, net	290	$331
Contract assets	12	11
Current deferred revenue	464	499
Long-term deferred revenue	28	38
Revenue recognized during the nine months ended September 30, 2021 from amounts included in deferred revenue at the beginning of the period was $445 million.
Transaction Price Allocated to Unsatisfied Obligations
The following table includes estimated revenue expected to be recognized in the future related to the Company's unsatisfied (or partially satisfied) obligations at September 30, 2021:

in millions	Total at September 30, 2021	Year 1	Year 2 and Thereafter
Remaining unsatisfied obligations	$2,524	$1,550	$974
The amounts above represent the price of firm orders for which work has not been performed or goods have not been delivered and exclude unexercised contract options outside the stated contractual term that do not represent material rights to the customer. Although the Company believes that the contract value in the above table is firm, approximately $1,423 million of the amount is under contracts that are subject to customer-only general cancellation for convenience terms that the Company is contractually obligated to perform unless the customer notifies us of cancellation. The Company expects to recognize revenue of approximately $481 million in the next year from contracts that are non-cancelable. The Company believes the inclusion of this information is important to understanding the obligations that the Company is contractually required to perform and provides useful information regarding remaining obligations related to these executed contracts.
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

in millions	December 31, 2020	Capitalized	Amortization	September 30, 2021
Capitalized contract costs	$98	$35	$(34)	$99

in millions	December 31, 2019	Capitalized	Amortization	September 30, 2020
Capitalized contract costs	$91	$23	$(25)	$89

5. Supplemental Financial Information

	As of
In millions	September 30, 2021	December 31, 2020
Inventories
Finished goods	$7	$18
Service parts	10	11
Total inventories	$17	$29

Deferred revenue
Deferred revenue, current	$464	$499
Long-term deferred revenue	28	38
Total deferred revenue	$492	$537
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

The effective tax rate is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
In millions	2021	2020	2021	2020
Effective tax rate	10.5%	90.0%	24.0%	559.3%

For the three months ended September 30, 2021, the Company recorded a total of $4 million of net discrete tax benefits, of which $5 million of tax benefit was related to true-up adjustments to reconcile the Company’s 2020 U.S. tax return as completed in the third quarter of 2021 versus the preliminary estimate as booked in its tax provision for the year ended December 31, 2020. In addition, the Company recognized $1 million of incremental tax benefit related to stock-based compensation vesting. These tax benefits were partially offset by $2 million of discrete tax expense related to adjustments to the Company’s accrual for unrecognized tax benefits in accordance with FIN 48. As a result of these discrete items the Company recorded income tax expense of $2 million on a pre-tax income of $19 million for the three months ended September 30, 2021, resulting in an effective income tax rate of 10.5%.

For the nine months ended September 30, 2021, the Company recorded $7 million of net discrete tax benefits, of which $5 million of tax benefit was related to the true-up adjustments to reconcile the Company’s 2020 U.S. tax return as completed in the third quarter of 2021 versus the preliminary estimate as booked in its tax provision for the year ended December 31, 2020. In addition, the Company recognized $4 million of incremental tax benefit related to stock-based compensation vesting and $1 million incremental tax benefit from true-ups to its forecasted marginal annual rate for 2021 based on revised full-year forecasted earnings. These tax benefits were partially offset by $3 million of discrete tax expense related to adjustments to the Company’s accrual for unrecognized tax benefits in accordance with FIN 48. The Company recorded income tax expense of $36 million on a pre-tax net income of $150 million for the nine months ended September 30, 2021, resulting in an effective income tax rate of 24.0%.
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
The Company estimates its annual effective tax rate for 2021 to be approximately 27%, which takes into consideration, among other things, the forecasted earnings mix by jurisdiction and the impact of discrete tax items to be recognized in 2021. Under U.S. tax law, U.S. shareholders are subject to a tax on global intangible low-taxed income ("GILTI") earned by certain foreign subsidiaries. The Company has elected to provide for the tax expense related to GILTI in the year in which the tax is incurred. The Company does not expect a material amount of tax expense related to GILTI based on our forecasted marginal effective tax rate for 2021.
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
In June 2018, Teradata executed a five-year interest rate swap with a $500 million initial notional amount to hedge the floating interest rate of its term loan, as more fully described in Note 10. The Company uses interest rate swaps to manage interest rate risks on future interest payments caused by interest rate changes on its variable rate term loan. The notional amount of the hedge steps down according to the amortization schedule of the term loan. The notional amount of the hedge was $425 million as of September 30, 2021.
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
The following table identifies the contract notional amount of the Company’s derivative financial instruments:

	As of
In millions	September 30, 2021	December 31, 2020
Contract notional amount of foreign exchange forward contracts	$80	$90
Net contract notional amount of foreign exchange forward contracts	$46	$29
Contract notional amount of interest rate swap	$425	$456
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
Concentrations of Risk. The Company is potentially subject to concentrations of credit risk on accounts receivable and financial instruments such as hedging instruments, and cash and cash equivalents. Credit risk includes the risk of nonperformance by counterparties. The maximum potential loss may exceed the amount recognized on the balance sheet. Exposure to credit risk is managed through credit approvals, credit limits, selecting major international financial institutions (as counterparties to hedging transactions) and monitoring procedures. Teradata’s business often involves large transactions with customers, and if one or more of those customers were to default in its obligations under applicable contractual arrangements, the Company could be exposed to potentially significant losses. However, management believes that the reserves for potential losses were adequate at September 30, 2021 and December 31, 2020.
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
When deemed appropriate, the Company minimizes its exposure to changes in foreign currency exchange rates through the use of derivative financial instruments, specifically, foreign exchange forward contracts. Additionally, in June 2018, Teradata executed a five-year interest rate swap with a $500 million initial notional amount in order to hedge the floating interest rate on its term loan. The fair value of these contracts and swaps are measured at the end of each interim reporting period using observable inputs other than quoted prices, specifically market spot and forward exchange rates. As such, these derivative instruments are classified within Level 2 of the valuation hierarchy. Fair value of unrealized gains for open contracts are recorded in other assets and the fair value of unrealized losses are recorded in other liabilities in the Company's balance sheet. The fair value of foreign exchange forward contract assets and liabilities at September 30, 2021 and December 31, 2020 was not material. Realized gains and losses from the Company’s fair value hedges net of corresponding gains or losses on the underlying exposures were immaterial for the three and nine months ended September 30, 2021 and 2020.

The Company’s other assets and liabilities measured at fair value on a recurring basis and subject to fair value disclosure requirements at September 30, 2021 and December 31, 2020 were as follows:

		Fair Value Measurements at Reporting Date Using
In millions	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Money market funds at September 30, 2021	$207	$207	$—	$—
Money market funds at December 31, 2020	$16	$16	$—	$—
Liabilities
Interest rate swap at September 30, 2021	$17	$—	$17	$—
Interest rate swap at December 31, 2020	$27	$—	$27	$—
10. Debt
In June 2018, Teradata replaced an existing 5 year, $400 million revolving credit facility with a new $400 million revolving credit facility (the "Credit Facility"). The Credit Facility expires in June 2023, at which point any remaining outstanding borrowings would be due for repayment unless extended by agreement of the parties for up to two additional one-year periods. In addition, under the terms of the Credit Facility, Teradata from time to time and subject to certain conditions may increase the lending commitments under the Credit Facility in an aggregate principal amount up to an additional $200 million, to the extent that existing or new lenders agree to provide such additional commitments. The outstanding principal amount of the Credit Facility bears interest at a floating rate based upon, at Teradata’s option, a negotiated base rate or a Eurodollar rate plus, in each case, a margin based on Teradata’s leverage ratio. In the near term, Teradata would anticipate choosing a floating rate based on LIBOR. The Credit Facility is unsecured but is guaranteed by certain of Teradata’s material domestic subsidiaries and contains certain representations and warranties, conditions, affirmative, negative and financial covenants, and events of default customary for such facilities. As of September 30, 2021, the Company had no borrowings outstanding under the Credit Facility, leaving $400 million in borrowing capacity available under the Credit Facility. The Company was in compliance with all covenants under the Credit Facility as of September 30, 2021.
Also, in June 2018, Teradata closed on a new senior unsecured $500 million five-year term loan, the proceeds of which plus additional cash-on-hand were used to pay off the remaining $525 million of principal on its previous term loan. The term loan is payable in quarterly installments, which commenced on June 30, 2019, with 1.25% of the initial principal amount due on each of the first eight payment dates; 2.50% of the initial principal amount due on each of the next four payment dates; 5.0% of the initial principal amount due on each of the next three payment dates; and all remaining principal due in June 2023. The outstanding principal amount of the term loan bears interest at a floating rate based upon a negotiated base rate or a Eurodollar rate, plus in each case, a margin based on the leverage ratio of the Company. As of September 30, 2021, the term loan principal outstanding was $425 million. As disclosed in Note 7, Teradata entered into an interest rate swap to hedge the floating interest rate of the term loan. As a result of the swap, Teradata’s fixed rate on the term loan equals 2.86% plus the applicable leverage-based margin as defined in the term loan agreement. As of September 30, 2021, the all-in fixed rate is 4.36%. The Company was in compliance with all covenants under the term loan as of September 30, 2021.
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

	Three Months Ended September 30,		Nine Months Ended September 30,
In millions, except per share amounts	2021	2020	2021	2020
Net income (loss) attributable to common stockholders	$17	$(1)	$114	$124
Weighted average outstanding shares of common stock	108.9	109.1	108.9	109.3
Dilutive effect of employee stock options, restricted stock and other stock awards	4.5	—	4.2	1.6
Common stock and common stock equivalents	113.4	109.1	113.1	110.9
Net income (loss) per share:
Basic	$0.16	$(0.01)	$1.05	$1.13
Diluted	$0.15	$(0.01)	$1.01	$1.12
For the three months ended September 30, 2020, due to the net loss attributable to Teradata common stockholders, potential shares that would cause dilution, such as shares resulting from employee stock options, restricted shares and other stock awards, have been excluded from the diluted share count because their effect would have been anti-dilutive. The fully diluted shares would have been 111.1 million for the three months ended September 30, 2020.
Options to purchase $0.2 million and $0.4 million shares of common stock for the three and nine months ended September 30, 2021 and 2.1 million shares of common stock for the three and nine months ended September 30, 2020 were not included in the computation of diluted earnings per share because the exercise prices of these options were greater than the average market price of the common shares for the period, and therefore would have been anti-dilutive.
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

The following table presents segment revenue and segment gross profit for the Company:

	Three Months Ended September 30,		Nine Months Ended September 30,
In millions	2021	2020	2021	2020
Segment revenue
Americas	$249	$261	$786	$764
EMEA	133	115	408	351
APJ	78	78	248	230
Total revenue	460	454	1,442	1,345
Segment gross profit
Americas	157	165	524	470
EMEA	81	69	249	197
APJ	44	43	142	114
Total segment gross profit	282	277	915	781
Stock-based compensation costs	4	5	12	13
Acquisition, integration, reorganization and transformation-related costs	3	12	11	16
Amortization of capitalized software costs	—	6	—	17
Total gross profit	275	254	892	735
Selling, general and administrative expenses	166	163	476	486
Research and development expenses	79	90	235	246
Income from operations	$30	$1	$181	$3

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

The costs relating to these workforce reduction and real estate rationalization measures include one-time employee separation benefits, transition support, outside services and other exit-related costs. The Company expects that it will incur total costs and charges related to these actions in the range of approximately $54 to $58 million, consisting primarily of the following:
•$13 to $14 million for employee severance and other employee-related costs, which is separate from the $28 to $29 million for costs related to the VSP,
•$6 to $7 million charge for facilities lease related costs, and
•$7 to $8 million for outside service, legal and other associated costs.

The Company incurred $13 million of these costs and charges in the first nine months of 2021 and $42 million in 2020 with the remaining costs and charges expected to be incurred in the fourth quarter of 2021 upon completion of these actions. Cash expenditures related to these actions are estimated at approximately $59 to $63 million. Approximately $12 to $13 million of the cash expenditures relate to cash payments to international employees, which are not expected to have a material impact on the Company's Condensed Consolidated Statements of Income due to the Company accounting for its International postemployment benefits under Accounting Standards Codification 712, Compensation - Nonretirement Postemployment Benefits ("ASC 712"), which uses actuarial estimates and defers the immediate recognition of gains or losses.

The Company recognized costs of $13 million ($10 million cash and $3 million non-cash) in the first nine months of 2021 for the VSP, employee separation benefits, facilities lease related costs, outside service, legal and other associated costs. Certain benefits are being expensed over the time period that the employees are required to work to earn them to the extent the required service period extends beyond the nominal period. $4 million of these costs were recorded to costs of revenue, $6 million were recorded to selling, general and administrative expenses and $3 million were recorded to research and development expenses. There was no impact to the segment gross profit.

Cash paid related to the actions described above was $35 million in the first nine months of 2021 and $23 million in 2020. Not included in the table below are approximately $9 million in the first nine months of 2021 and $2 million in 2020 of cash payments for international employees, which did not have a material impact on the Condensed Consolidated Statements of Income.

The 2021 activity and the reserves related to these workforce reduction and real estate rationalization measures are as follows:

In millions	Balance at December 31, 2020	Expense accruals	Cash payments	Balance at September 30, 2021
VSP	$16	$3	$(18)	$1
Employee severance and other employee-related costs	2	4	(5)	1
Facilities lease related costs, outside service, legal and other associated costs	—	3	(3)	—
Total	$18	$10	$(26)	$2

In addition, the Company incurred non-cash costs not reflected in the table above of $1 million in the first nine months of 2021 and $2 million in 2020 for stock-based compensation for accelerated vesting tied to the VSP and $2 million in 2021 and 2020 for accelerated amortization of right-of-use assets and fixed assets associated with the termination of leases relating to certain of the Company’s offices globally. The remaining lease liability is included in our operating lease obligations as of September 30, 2021 and is not included in the table above.
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
Teradata uses various financial and performance metrics to track its progress and performance, including:
•Annual Recurring Revenue ("ARR") - annual contract value for all active and contractually binding term-based contracts at the end of a period. ARR includes maintenance, software upgrade rights, public cloud and on-premises subscription-based transactions.
•Public Cloud ARR (included within total ARR) - annual contract value for all active and contractually binding term based contracts at the end of a period that are operated in a public cloud environment.
•Cloud Net Expansion Rate - Teradata calculates its last-twelve months dollar-based cloud net expansion rate as of a fiscal quarter end as follows. We identify the ARR for active (revenue generating) cloud customers in the fiscal quarter ending one year prior to the given fiscal quarter (the "base period"). We then identify the cloud ARR in the given fiscal quarter (the "current period") from the same set of active cloud customers as the base period, including increases in usage, as well as reductions and cancellations, and additional conversions of on-premises revenues to the cloud for customers active in the base period, all in constant currency. The quarterly dollar-based, cloud net expansion rate is calculated by taking the ARR from the current period and dividing by the ARR from the base period. The last twelve-month dollar-based cloud net expansion rate is calculated by taking the average of the quarterly dollar-based cloud net expansion rate from the last fiscal quarter and the prior three fiscal quarters.
•Remaining performance obligation ("RPO")/Backlog - the price of firm orders for which work has not been performed or goods have not been delivered and which the Company is contractually required to perform.
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
Despite these efforts, there remains a fair degree of uncertainty regarding the potential impact of the pandemic on our business, from both a financial and operational perspective, and the scope and costs associated with additional measures that may be necessary in response to the pandemic going forward, particularly in light of the potential impact of one or more COVID-19 variants. We will continue our diligent efforts to monitor and respond as appropriate to the impacts of the pandemic on our business, including the status of our workforce, supply chain, customers, suppliers, and vendors, based on the priorities described above. Our actions will continue to be informed by the requirements and recommendations of the federal, state or local authorities. We will remain agile and have contingency plans in place to appropriately respond to conditions as they continue to unfold.
Third Quarter Financial Overview

As more fully discussed in later sections of this MD&A, the following were significant financial items for the third quarter of 2021:
•At the end of the third quarter of 2021, ARR was $1.437 billion, increasing 7% as compared to the third quarter of 2020, including a 1% positive impact from foreign currency translation, as compared to the third quarter of 2020. At the end of third quarter of 2021, Public Cloud ARR was $148 million, increasing 83% as compared to the third quarter of 2020, including a 1% positive impact from foreign currency fluctuations.
•Total revenue was $460 million for the third quarter of 2021, a 1% increase compared to the third quarter of 2020, with an underlying 7% increase in recurring revenue. Perpetual software licenses, hardware and other revenue decreased 28%, and consulting services revenue decreased 10%. Foreign currency fluctuations did not have an impact on total revenue for the quarter compared to the prior year.
•Gross margin increased to 59.8% in the third quarter of 2021 from 55.9% in the third quarter of 2020, primarily due to a higher recurring revenue mix as compared to the prior period.
•Operating expenses for the third quarter of 2021 decreased by 3% compared to the third quarter of 2020, primarily due to a lower employee cost base resulting from the workforce reduction measures in 2020 offset by an increase in investments in cloud transformation and variable incentive compensation expense.
•Operating income was $30 million in the third quarter of 2021, compared to $1 million in the third quarter of 2020.
•Net income in the third quarter of 2021 was $17 million, compared to net loss of $1 million in the third quarter of 2020.
•Cloud Net Expansion Rate for the third quarter of 2021 remains in excess of 130%.
•Total backlog of $2.524 billion at the end of the third quarter of 2021, down 2% from the third quarter of the prior year.

Results of Operations for the Three Months Ended September 30, 2021
Compared to the Three Months Ended September 30, 2020
Revenue

		% of		% of
In millions	2021	Revenue	2020	Revenue
Recurring	$352	76.5%	$329	72.5%
Perpetual software licenses, hardware and other	18	3.9%	25	5.5%
Consulting services	90	19.6%	100	22.0%
Total revenue	$460	100.0%	$454	100.0%
Total revenue increased $6 million, or 1%, in the third quarter of 2021. Recurring revenue grew 7%, including a 1% positive impact from foreign currency fluctuations. Recurring revenue increased as we continued to build on the higher base and favorable mix of recurring revenue. Additionally, during the quarter there was an approximate net negative $10 million impact related to upfront recurring revenue from revenue recognized upfront in prior quarters, generally in-line with our expectations. This amount was partially offset by a modest amount of positive renewal or expansion arrangements with upfront recurring revenue impact during the current quarter. For full year 2021, we expect a mid- to high-single digit percentage increase in total ARR growth. Public Cloud ARR is expected to increase by approximately 90% year-over-year, or approximately $200 million, for full year of 2021 as compared to 2020. Recurring revenue is expected to grow at a high-single-digit to low-double-digit percentage compared to 2020. Taking into consideration the expected growth in recurring revenue, partially offset by anticipated reductions in perpetual software licenses, hardware and other revenue and consulting services revenue, we expect that total revenue will grow at low-single-digit to mid-single-digit percentage in 2021 as compared to 2020.
Revenues from perpetual software licenses, hardware and other were down 28% in the third quarter of 2021, including a 1% positive impact from foreign currency fluctuations, as customers continue to transition to subscription-based offerings, consistent with our overall strategy.
Consulting services revenue decreased 10% in the third quarter of 2021, as we are realigning and focusing our consulting resources on higher-margin engagements, both direct engagement with customers and joint engagement with partners that drive increased software consumption within our targeted customer base. Consulting revenue was also impacted by the transition to work from home and shelter-in-place orders that went in effect late in the first quarter of 2020 in response to COVID-19 as well as delays and/or cancellations of consulting projects due to customers’ reduced spending in light of COVID-19.
As a portion of the Company’s operations and revenue occur outside the United States, and in currencies other than the U.S. dollar, the Company is exposed to fluctuations in foreign currency exchange rates. Based on currency rates as of October 29, 2021, Teradata is expecting approximately one to one and half percentage points of positive impact from currency translation on our 2021 full-year total revenues.
Gross Profit

		% of		% of
In millions	2021	Revenue	2020	Revenue
Recurring	$257	73.0%	$233	70.8%
Perpetual software licenses, hardware and other	7	38.9%	12	48.0%
Consulting services	11	12.2%	9	9.0%
Total gross profit	$275	59.8%	$254	55.9%

The increase in recurring revenue gross profit as a percentage of revenue was primarily driven by a higher amount of recurring revenue at an improved gross margin rate driven by greater subscription and cloud efficiencies versus prior year, as well as a lower employee cost base resulting from the 2020 reorganization efforts. This was partially offset by the negative impact from upfront revenue arrangements pulled forward from the third quarter into the first half of fiscal 2021.
The decrease in perpetual software licenses, hardware and other gross profit as a percentage of revenue was primarily driven by deal mix.

Consulting services gross profit as a percentage of revenue increased as compared to the prior year primarily due to improved resource mix utilization, increased revenue realization, our continued strategic focus on higher-value projects and higher reorganization costs in the prior period compared to the current period.
Operating Expenses

		% of		% of
In millions	2021	Revenue	2020	Revenue
Selling, general and administrative expenses	$166	36.1%	$163	35.9%
Research and development expenses	79	17.3%	90	19.9%
Total operating expenses	$245	53.3%	$253	55.7%
The selling, general and administrative expense ("SG&A") increase was primarily driven by higher variable incentive tied to performance, higher cloud sales compensation expense, and additional investments in go-to-market operations, partially offset by a combination of lower cost structure and continued cost discipline. The research and development ("R&D") expense decrease was driven by a lower employee cost base resulting from the 2020 reorganization efforts and continued cost discipline, partially offset by increased spend on cloud.
Other Expense, net

In millions	2021	2020
Interest income	$1	$1
Interest expense	(6)	(7)
Other	(6)	(5)
Other expense, net	$(11)	$(11)
Other expense, net in the third quarter of 2021 and 2020 is comprised primarily of interest expense on long-term debt and finance leases as well as benefit costs on our pension and postemployment plans, partially offset by interest income earned on our cash and cash equivalents.
Provision for Income Taxes
Income tax provisions for interim periods are based on estimated annual income tax rates, adjusted to reflect the effects of any significant infrequent or unusual items which are required to be discretely recognized within the current interim period.
The Company expects that a majority of its foreign earnings will be repatriated to the U.S. As a result, the effective tax rates in the periods presented are largely based upon the forecasted pre-tax earnings mix between the U.S. and other foreign taxing jurisdictions where the Company conducts its business. The Company estimates its full-year effective tax rate for 2021 will be approximately 27%, which takes into consideration, among other things, the forecasted earnings mix by jurisdiction and the estimated discrete items to be recognized in 2021. The forecasted tax rate is based on the overseas profits being taxed at an overall effective tax rate of approximately 24%, as compared to the U.S. federal statutory tax rate of 21%.
The effective tax rate for the three months ended September 30, 2021 and 2020 were as follows:

	2021	2020
Effective tax rate	10.5%	90.0%

For the three months ended September 30, 2021, the Company recorded a total of $4 million of net discrete tax benefits, of which $5 million of tax benefit was related to true-up adjustments to reconcile the Company’s 2020 U.S. tax return as completed in the third quarter of 2021 versus the preliminary estimate as booked in its tax provision for the year ended December 31, 2020. In addition, the Company recognized $1 million of incremental tax benefit related to stock-based compensation vesting. These tax benefits were partially offset by $2 million of discrete tax expense related to adjustments to the Company’s accrual for unrecognized tax benefits in accordance with FIN 48. As a result of these discrete items the Company recorded income tax expense of $2 million on pre-tax income of $19 million for the three months ended September 30, 2021, resulting in an effective income tax rate of 10.5%.

For the three months ended September 30, 2020, the Company recorded a net $9 million discrete tax benefit, a majority of which related to the true-up of the marginal tax rate from the second quarter based on revised full-year forecasted earnings. As a result, the Company recorded income tax benefit of $9 million on a pre-tax net loss of $10 million for the three months ended September 30, 2020, resulting in an effective income tax rate of 90.0%.
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
The following table presents segment revenue and segment gross profit for the Company for the three months ended September 30:

		% of		% of
In millions	2021	Revenue	2020	Revenue
Segment revenue
Americas	$249	54.1%	$261	57.5%
EMEA	133	28.9%	115	25.3%
APJ	78	17.0%	78	17.2%
Total segment revenue	$460	100%	$454	100%
Segment gross profit
Americas	$157	63.1%	$165	63.2%
EMEA	81	60.9%	69	60.0%
APJ	44	56.4%	43	55.1%
Total segment gross profit	$282	61.3%	$277	61.0%
Americas
Americas revenue decreased 5% as compared to the prior year. Recurring revenue was up 3% and perpetual and other revenue was down 69% ($11 million). Consulting revenue decreased 19% as compared to the prior year. Segment gross profit as a percentage of revenues was flat as compared to the third quarter of 2020.
EMEA
EMEA revenue increased 16%, which included a 1% favorable impact from foreign currency fluctuations. The overall increase in revenue included an increase of 14% in recurring revenue, an increase of 100% ($5 million) in perpetual and other revenue and increase of 6% in consulting revenue. Segment gross profit as a percentage of revenues was higher primarily due to a higher mix of recurring revenue.
APJ
APJ revenue was flat as compared to third quarter of 2020 and included a 2% favorable impact from foreign currency fluctuations. An increase in recurring revenue of 11% was offset by decrease in perpetual and other revenue of 25% ($1 million) and a decrease in consulting revenue of 15%. Segment gross profit as a percentage of revenues was higher primarily due to a higher mix of recurring revenue.

Results of Operations for the Nine Months Ended September 30, 2021
Compared to the Nine Months Ended September 30, 2020
Revenue

		% of		% of
In millions	2021	Revenue	2020	Revenue
Recurring	$1,100	76.3%	$963	71.6%
Perpetual software licenses, hardware and other	58	4.0%	73	5.4%
Consulting services	284	19.7%	309	23.0%
Total revenue	$1,442	100.0%	$1,345	100.0%
Total revenue increased $97 million, or 7%, in the first nine months of 2021 and included a 2% positive impact from foreign currency fluctuations. Recurring revenue grew 14%, and was positively impacted by a higher base of revenue driven by continued growth in public cloud and subscription ARR during 2020 and continued growth in public cloud and subscription ARR in the first nine months of 2021. Additionally, on-premises customer transactions involving substantive long-term commitments resulted in revenue being recognized on a recurring annual basis rather than a recurring quarterly basis and drove revenue into the first nine months of 2021 from these arrangements versus ratably across four quarters.
Revenues from perpetual software licenses, hardware and other were down 21% in the first nine months of 2021, as customers continue to transition to subscription-based offerings, consistent with our overall strategy.
Consulting services revenue decreased 8% in the first nine months of 2021, including a 3% positive impact from foreign currency fluctuations, as we are realigning and focusing our consulting resources on higher-margin engagements, both direct engagement with customers and joint engagement with partners that drive increased software consumption within our targeted customer base. Consulting revenue was also impacted by the transition to work from home and shelter-in-place orders that went in effect late in the first quarter of 2020 in response to COVID-19 as well as delays and/or cancellations of consulting projects due to customers’ reduced spending in light of COVID-19.
Gross Profit

		% of		% of
In millions	2021	Revenue	2020	Revenue
Recurring	$828	75.3%	$685	71.1%
Perpetual software licenses, hardware and other	25	43.1%	27	37.0%
Consulting services	39	13.7%	23	7.4%
Total gross profit	$892	61.9%	$735	54.6%

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
Operating Expenses

		% of		% of
In millions	2021	Revenue	2020	Revenue
Selling, general and administrative expenses	$476	33.0%	$486	36.1%
Research and development expenses	235	16.3%	246	18.3%
Total operating expenses	$711	49.3%	$732	54.4%
The SG&A expense decrease was primarily driven by a lower employee cost base resulting from the workforce reduction measures in 2020, lower travel and marketing spend as compared to the prior year pre-pandemic period and continued cost discipline as compared to prior year. This was partially offset by higher variable incentive tied to performance, higher cloud compensation expenses and additional investments in go-to-market operations.
R&D expenses decreased for the first nine months of 2021 as compared to prior year. R&D expenses were impacted by a lower employee cost base resulting from the workforce reduction measures initiated in 2020 and continued cost discipline as compared to the prior year partially offset by an increase in spending focused on accelerating our cloud initiatives as well as higher variable incentive compensation expense.
Other Expense, net

In millions	2021	2020
Interest income	$4	$4
Interest expense	(20)	(21)
Other	(15)	(13)
Other expense, net	$(31)	$(30)
Other expense, net in the first nine months of 2021 and 2020 is comprised primarily of interest expense on long-term debt and finance leases as well as benefit costs associated with our pension and postemployment plans, partially offset by interest income earned on our cash and cash equivalents.
Provision for Income Taxes
The effective tax rate for the nine months ended September 30, 2021 and 2020 were as follows:

	2021	2020
Effective tax rate	24.0%	559.3%

For the nine months ended September 30, 2021, the Company recorded $7 million of net discrete tax benefits, of which $5 million of tax benefit was related to the true-up adjustments to reconcile the Company’s 2020 U.S. tax return as completed in the third quarter of 2021 versus the preliminary estimate as booked in its tax provision for the year ended December 31, 2020. In addition, the Company recognized $4 million of incremental tax benefit related to stock-based compensation vesting and $1 million incremental tax benefit from true-ups to its forecasted marginal annual rate for 2021 based on revised full-year forecasted earnings. These tax benefits were partially offset by $3 million of discrete tax expense related to adjustments to the Company’s accrual for unrecognized tax benefits in accordance with FIN 48. The Company recorded income tax expense of $36 million on a pre-tax net income of $150 million for the nine months ended September 30, 2021, resulting in an effective income tax rate of 24.0%.
For the nine months ended September 30, 2020, the Company recorded $122 million of discrete tax benefit. The year to date discrete tax expense of $29 million recorded for marginal tax rate adjustments based on revised full year forecasted earnings was offset by $152 million of discrete tax benefit recorded in the first quarter, a majority of which related to the intra-entity IP transfer. As a result, the Company recorded income tax benefit of $151 million on a pre-tax loss of $27 million for the nine months ended September 30, 2020, resulting in an effective income tax rate of 559.3%.
Revenue and Gross Profit by Operating Segment

The following table presents segment revenue and segment gross profit for the Company for the Nine Months Ended September 30:

		% of		% of
In millions	2021	Revenue	2020	Revenue
Segment revenue
Americas	$786	54.5%	$764	56.8%
EMEA	408	28.3%	351	26.1%
APJ	248	17.2%	230	17.1%
Total segment revenue	$1,442	100.0%	$1,345	100.0%
Segment gross profit
Americas	$524	66.7%	$470	61.5%
EMEA	249	61.0%	197	56.1%
APJ	142	57.3%	114	49.6%
Total segment gross profit	$915	63.5%	$781	58.1%
Americas
Americas revenue increased 3% as compared to the prior year. Recurring revenue was up 10% and perpetual software licenses, hardware and other revenue was down 56%. Consulting revenue decreased 13% as compared to the prior year. Segment gross profit as a percentage of revenues was higher primarily due to an overall higher mix of recurring revenue.
EMEA
EMEA revenue increased 16%, which included a 4% favorable impact from foreign currency fluctuations. The overall increase in revenue included an increase of 22% in recurring revenue, 15% increase in perpetual software licenses, hardware and other revenue and 3% increase in consulting revenue. Segment gross profit as a percentage of revenues was higher primarily due to a higher mix of recurring revenue.
APJ
APJ revenue increased 8%, which included a 6% favorable impact from foreign currency fluctuations. An increase in recurring revenue of 22% and perpetual software licenses, hardware and other revenue increase of 9% was partially offset by a decrease in consulting revenue of 14%. Segment gross profit as a percentage of revenues was higher primarily due to a higher mix of recurring revenue.

Financial Condition, Liquidity and Capital Resources
Cash provided by operating activities was $368 million, which increased by $157 million in the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020. The increase in cash provided by operating activities was primarily due to increased net income (net of non-cash items such as depreciation and amortization, stock-based compensation expense and deferred income taxes), improved cash collections and favorable working capital dynamics. Teradata used approximately $36 million of cash in the first nine months of 2021 for reorganizing and restructuring its operations and go-to-market functions to align to its strategy, as compared to $32 million in the first nine months of 2020.
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
The table below shows net cash provided by operating activities and net cash used in investing activities related to capital expenditures, along with free cash flow, for the following periods:

	Nine Months Ended September 30, 2021
In millions	2021	2020
Net cash provided by operating activities	$368	$211
Less:
Expenditures for property and equipment	(19)	(34)
Additions to capitalized software	(2)	(6)
Free cash flow	$347	$171
Financing activities and certain other investing activities are not included in our calculation of free cash flow. There were no other investing activities for the nine months ended September 30, 2021 and 2020.
Teradata’s financing activities for the nine months ended September 30, 2021 and 2020 primarily consisted of cash outflows for share repurchases and payments on the Company's finance leases and long-term debt. At September 30, 2021, the Company had no outstanding borrowings on its $400 million revolving credit facility entered into in June 2018 (the "Credit Facility"). The Company repurchased approximately 4.5 million shares of its common stock at an average price per share of $39.67 in the nine months ended September 30, 2021, and 3.7 million shares at an average price per share of $20.52 in the nine months ended September 30, 2020 under the two share repurchase programs that were authorized by our Board of Directors. The first program (the "dilution offset program") allows the Company to repurchase Teradata common stock to the extent of cash received from the exercise of stock options and the Teradata Employee Stock Purchase Plan ("ESPP") to offset dilution from shares issued pursuant to these plans. On July 28, 2019, Teradata's Board of Directors authorized an additional $500 million to be utilized to repurchase Teradata common stock under the Company's second share repurchase program (the "general share repurchase program"). As of September 30, 2021, the Company had $275 million of authorization remaining under this program to repurchase outstanding shares of Teradata common stock.

On November 1, 2021 Teradata's Board of Directors authorized an additional $1 billion to be utilized to repurchase Teradata common stock under this share repurchase program. The Company now has a total of $1.3 billion authorized for share repurchases under this share repurchase program. The stock may be repurchased periodically on an ongoing basis in open market transactions, through 10b5-1 programs, through accelerated share repurchase programs, in privately negotiated transactions, or through the use of derivative instruments, in accordance with applicable securities rules regarding issuer repurchases. The increased share repurchase authorization is effective immediately and the program expires on December 31, 2025. Share repurchases made by the Company are reported on a trade date basis. Our share repurchase activity depends on factors such as our working capital needs, our cash requirements for capital investments, our stock price, and economic and market conditions.
Proceeds from the ESPP and the exercise of stock options, net of tax, were $24 million for the nine months ended September 30, 2021 and $7 million for the nine months ended September 30, 2020. These proceeds are included in other financing activities, net in the Condensed Consolidated Statements of Cash Flows (Unaudited).
Our total cash and cash equivalents held outside the United States in various foreign subsidiaries was $445 million as of September 30, 2021 and $342 million as of December 31, 2020. The remaining balance held in the United States was $172 million as of September 30, 2021 and $191 million as of December 31, 2020. The Company considers a majority of its foreign earnings will be repatriated to the United States. Effective January 1, 2018, the United States moved to a territorial system of international taxation, and as such will generally not subject future foreign earnings to United States taxation upon repatriation in future years.
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
Critical Accounting Policies and Estimates
Our financial statements are prepared in accordance with GAAP. In connection with the preparation of these financial statements, we are required to make assumptions, estimates and judgments that affect the reported amounts of assets, liabilities, revenues, expenses and the related disclosure of contingent liabilities. These assumptions, estimates and judgments are based on historical experience and assumptions that are believed to be reasonable at the time. However, because future events and their effects cannot be determined with certainty, the determination of estimates requires the exercise of judgment. Our critical accounting policies are those that require assumptions to be made about matters that are highly uncertain. Different estimates could have a material impact on our financial results. Judgments and uncertainties affecting the application of these policies and estimates may result in materially different amounts being reported under different conditions or circumstances. Our management periodically reviews these estimates and assumptions to ensure that our financial statements are presented fairly and are materially correct. We assessed certain accounting matters that generally require consideration of forecasted financial information in context with the information reasonably available to us as of September 30, 2021 and through the date of this report. The accounting matters assessed included, but were not limited to, our allowance for doubtful accounts, stock-based compensation, the carrying value of our goodwill and other long-lived assets, financial assets, valuation allowances for tax assets and revenue recognition.

In many cases, the accounting treatment of a particular transaction is specifically dictated by GAAP and does not require significant management judgment in its application. There are also areas in which management’s judgment in selecting among available alternatives would not produce a materially different result. The significant accounting policies and estimates that we believe are the most critical to aid in fully understanding and evaluating our reported financial results are discussed in the 2020 Annual Report. Teradata’s senior management has reviewed these critical accounting policies and related disclosures and determined that there were no significant changes in our critical accounting policies in the nine months ended September 30, 2021.
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
Based on their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2021, our disclosure controls and procedures were effective to provide reasonable assurance that the information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.
Changes in Internal Control over Financial Reporting
There have been no changes in our internal control over financial reporting that occurred during the fiscal quarter ended September 30, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. We have not experienced any material adverse impact to our internal controls over financial reporting as a result of most of our employees working remotely due to the COVID-19 pandemic. We are continually monitoring and assessing the COVID-19 situation on our internal controls to minimize the impact on their design and operating effectiveness.
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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
Purchases of Company Common Stock
From time to time, the Company's Section 16 officers sell to the Company shares of the Company's common stock received upon vesting of restricted share units at the current market price to cover their withholding tax obligations. For the nine months ended September 30, 2021, the total of these purchases was 367,338 shares at an average price of $41.11 per share.
The following table provides information relating to the Company’s share repurchase programs for the nine months ended September 30, 2021:

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Dilution Offset Program (1)	Total Number of Shares Purchased as Part of Publicly Announced General Share Repurchase Program (2)	Maximum Dollar Value that May Yet Be Purchased Under the Dilution Offset Program	Maximum Dollar Value that May Yet Be Purchased Under the General Share Repurchase Program
Month
January 2021	1,131,893	$25.18	54,817	1,077,076	$799,586	$389,254,180
February 2021	318,878	$31.49	100,000	218,878	$15,944,217	$383,254,259
March 2021	1,137,133	$41.08	377,814	759,319	$3,379,199	$351,832,159
First Quarter Total	2,587,904	$32.94	532,631	2,055,273	$3,379,199	$351,832,159
April 2021	488,434	$42.99	94,986	393,448	$1,767,405	$334,833,096
May 2021	358,859	$41.89	30,979	327,880	$1,954,604	$321,236,126
June 2021	—	$—	—	—	$4,074,322	$321,236,126
Second Quarter Total	847,293	$42.52	125,965	721,328	$4,074,322	$321,236,126
July 2021	—	—	—	—	5,786,645	321,236,126
August 2021	447,943	53.08	113,660	334,283	4,906,607	303,404,671
September 2021	636,177	53.76	104,761	531,416	1,410,950	275,145,619
Third Quarter Total	1,084,120	$53.48	218,421	865,699	$1,410,950	$275,145,619
(1) The dilution offset program allows the Company to repurchase Teradata common stock to the extent of cash received from the exercise of stock options and purchases under the ESPP to offset dilution from shares issued pursuant to these plans.
(2) The general share repurchase program authorized by the Board allows the Company to repurchase outstanding shares of Teradata common stock. Share repurchases made by the Company are reported on a trade date basis. On November 1, 2021 Teradata's Board of Directors authorized an additional $1 billion to be utilized to repurchase Teradata common stock under this share repurchase program. The Company now has a total of $1.3 billion authorized for share repurchases under this share repurchase program. The general share repurchase program expires on December 31, 2025.
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

3.2	Amended and Restated By-Laws of Teradata Corporation, as amended and restated on July 26, 2016 (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K dated August 1, 2016).

4.1	Common Stock Certificate of Teradata Corporation (incorporated by reference to Exhibit 4.1 to the Quarterly Report on Form 10-Q dated November 13, 2007 (SEC file number 001-33458)).

10.1*	Separation Letter between Mark Culhane and the Company executed on September 11, 2021.

10.2*	Release of Claims between Mark Culhane and the Company executed on September 11, 2021.

31.1	Certification pursuant to Rule 13a-14(a), dated November 5, 2021.

31.2	Certification pursuant to Rule 13a-14(a), dated November 5, 2021.

32	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated November 5, 2021.

101	Inline interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Condensed Consolidated Statements of Income (Loss) for the three and nine months period ended September 30, 2021 and 2020, (ii) the Condensed Consolidated Statements of Comprehensive Income for the three and nine months period ended September 30, 2021 and 2020, (iii) the Condensed Consolidated Balance Sheets at September 30, 2021 and December 31, 2020, (iv) the Condensed Consolidated Statements of Cash Flows for the nine months period ended September 30, 2021 and 2020, (v) the Condensed Consolidated Statements of Changes in Stockholders' Equity for the nine months period ended September 30, 2021 and 2020 and (vi) the Notes to Condensed Consolidated Financial Statements.

104	Cover page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).
* Management contract or compensatory plan, contract or arrangement.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TERADATA CORPORATION

Date: November 5, 2021	By:	/s/ Claire Bramley
Claire Bramley Chief Financial Officer