Form 10-K
period 2021-12-31
TERADATA CORP /DE/
filed 2022-02-25
CIK 816761

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
    For the fiscal year ended December 31, 2021
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
The aggregate market value of voting stock held by non-affiliates of the registrant as of June 30, 2021, was approximately $5.4 billion.

At January 31, 2022, there were 106.1 million shares of common stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE

Part III:	Portions of the registrant’s Notice of Annual Meeting of Stockholders and Proxy Statement, to be filed with the Securities and Exchange Commission pursuant to Regulation 14A within 120 days after registrant’s fiscal year end of December 31, 2021 are incorporated herein by reference.

This report contains trademarks, service marks, and registered marks of Teradata Corporation and its subsidiaries, and other companies, as indicated.

PART I
FORWARD-LOOKING STATEMENTS
Forward-looking statements in our public filings or other public statements are subject to known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements or other public statements. These forward-looking statements were based on various facts and were derived utilizing numerous important assumptions and other important factors, and changes in such facts, assumptions or factors could cause actual results to differ materially from those in the forward-looking statements. Forward-looking statements include the information concerning our expected future financial and reporting performance, business strategy and trends, projected plans and objectives, liquidity, financial guidance, capital allocation, including share repurchase plans, and market conditions. Statements preceded by, followed by or that otherwise include the words "believe," "expects," "anticipates," "intend," "project," "estimate," "plan," "increase," "fluctuate," "strive," "looking ahead," "outlook," "guidance," "forecast," "continue," "likely," "potential," "drive," and similar expressions or future or conditional verbs such as "will," "should," "would," "may" and "could" are generally forward-looking in nature and not historical facts. You should understand that the factors described under "Risk Factors" and the following important factors could affect our future results and could cause actual results to differ materially from those expressed in such forward-looking statements:
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
•Risks associated with data privacy, cyberattacks and maintaining secure and effective products for our customers, as well as, internal IT and control systems;
•The impact of global economic fluctuations on the markets in general or on the ability of our suppliers and customers to meet their commitments to us, or the timing of purchases by our current and potential customers, including the potential impacts of the COVID-19 pandemic, inflation, and/or labor availability on global economies; and
•Risks inherent in operating in foreign countries, including the impact of foreign currency fluctuations, economic, political, legal, regulatory, compliance, cultural, public health, and other conditions abroad.
Other factors not identified above, including the risk factors described in the section entitled "Risk Factors" included in this Annual Report on Form 10-K ("Annual Report"), may also cause actual results to differ materially from those projected by our forward-looking statements. Most of these factors are difficult to anticipate and are generally beyond our reasonable control. We undertake no obligation to release publicly any revisions to any forward-looking statements, to report events or to report the occurrence of unanticipated events.
Item 1. BUSINESS
Overview. Teradata Corporation ("we," "us," "Teradata," or the "Company") is a provider of a leading connected multi-cloud data platform for enterprise analytics, focused on helping companies leverage all their data across an enterprise, at scale. In doing so, we help companies to find answers to their toughest business challenges. All of our efforts are in support of our purpose of transforming how businesses work and people live through the power of data.
Teradata has broadened its market opportunity by evolving from an on-premises only, enterprise data warehouse company to a provider of a connected multi-cloud, data platform for enterprise analytics. We help our customers integrate and simplify their data and analytics ecosystem, streamline access and management of data, and use analytics to derive business value from diverse data types. Our target market focuses on organizations that are the world's most demanding, large-scale users of data.
The largest companies in the world have spent decades building mission-critical, complex, and large-scale on-premises data environments. However, these companies face significant challenges from ecosystems that have grown over time, including siloed data and conflicting and duplicative solutions, resulting in environments that are highly complex and expensive to maintain and manage. Despite these companies investing heavily in technology, people, and infrastructure, their employees are unable to effectively access the data they need to efficiently run their businesses or activate data to make decisions that will optimize their business outcomes. In addition, most of these organizations are also experiencing a dramatic increase in data volumes and complexity due to digital transformation.
As companies seek greater agility and flexibility demanded by today’s digitalized and highly disruptive economy, they are turning to cloud infrastructures. By accessing a data and analytics platform integrated within a cloud-based ecosystem, companies can flexibly access and pay for capabilities on demand while being integrated with the elasticity of cloud. This provides companies the ability to deploy projects and initiatives with agility and expand as needed. Given the petabytes of data and the millions of queries executed daily on-premises, we expect that the journey to cloud will be a significant endeavor for our customers leading to hybrid ecosystems spanning on-premises and cloud for the foreseeable future. With companies pivoting to invest in the cloud, we believe it is essential for these enterprises to be able to integrate ecosystems across on-premises and multi-cloud environments, simplify access to data wherever it resides, and accommodate analytics at massive scale and speed. As a result, we believe that the market for our solutions and services is large and growing.
Our solution, Teradata Vantage™, is our data platform that allows companies to leverage all of their data across an enterprise, whether in public or private clouds, on-premises, or in a multi-cloud environment. It is designed to connect multiple sources of data to drive ecosystem simplification, deliver multi-dimensional scale and integration, and support customers on their journey to the cloud through an integrated migration. Teradata is a leader in enabling the migration of a company's data to a cloud based ecosystem by running the same software platform in all deployments (on-premises or cloud), providing software license portability, data and workload automation tools, as well as associated services.
Teradata Vantage also contains a secure, highly concurrent and resilient analytics engine that addresses the scalability demands of our target market, the global 10,000 enterprises. Vantage is an open platform offering full integration of datasets, tools, analytical languages and functions, including leading commercial and open source technologies. Teradata offers flexible purchase options for customers, via subscription offerings, or "pay for what you use" consumption pricing. These combined capabilities enable companies to reduce complexity, risk, and cost, while leveraging data as an asset in solving their business challenges and driving business outcomes, which can include, among other things:
•Digital identity management,
•Financial visibility,
•Resilient supply chains,
•Fraud prevention, and
•Operational resilience.
Our business consulting services include a broad range of offerings, including support for organizations to establish a data and analytics vision, enable a multi-cloud ecosystem architecture, and identify and operationalize analytical opportunities to ensure their ecosystem investments deliver significant value. In addition, we offer robust support and maintenance services for our offerings.

Teradata operates from numerous locations within the United States with the primary locations being San Diego, California and Atlanta, Georgia. In addition, we have sales, services, research and development, and administrative offices located in 32 countries.
For the calendar year ended December 31, 2021, we had total revenues of $1.917 billion, of which approximately 54% was derived from the Americas region (North America and Latin America) and 46% from the International regions (Europe, Middle East, Africa, Asia Pacific and Japan). For financial information about our segments and geographic information, see "Note 14-Segment, Other Supplemental Information and Concentrations" in the Notes to Consolidated Financial Statements in this Annual Report.
History. Teradata originated as a startup in a garage in Brentwood, California, and was incorporated in 1979 as a Delaware corporation, driven by the need for robust computing power to harness the value of aggregated data. After being acquired, Teradata eventually was spun off and became a publicly-traded company named Teradata Corporation (NYSE: TDC) on September 30, 2007.
Industry and Market Opportunity. Our view is that data and analytics continue to be a management priority for industry-leading companies. We believe that companies are facing significant ongoing increases in data volumes and proliferation of data silos. Furthermore, the agility provided by cloud-based technologies provides significant benefit, but also creates additional complexity, with the rise of ecosystems that must span multiple cloud and on-premises environments. These factors all contribute to the increased complexity, cost, and risk associated with managing data and analytic environments. This is particularly true for our target market of global enterprise companies, and we believe that these companies require tightly integrated solutions that can accommodate significant scale and speed. We are focused on both new customer acquisition as well as growth of software consumption within our large and established customer base.
As described in more detail below, we believe Teradata’s strategy positions us to address this large market opportunity within the growing multi-billion dollar data management and analytics markets. We believe our connected data platform will lead to reduced risk and cost for enterprises while enabling data insights and meaningful business value from analytics. We also believe our experience positions us to support these companies with the design and implementation of next generation secure, multi-cloud data and analytics ecosystems. We have tailored Teradata's offerings to provide flexibility and choice of deployment environments, whether on-premises or in one of the top public clouds, alongside portability of licenses, allowing companies to de-risk their investments.
Our Strategy. Teradata’s strategy is based on our differentiated value proposition for the top 10,000 largest enterprises in the world. Our strategy is to provide a multi-cloud data platform, Teradata Vantage. Teradata Vantage is a scalable, secure, highly concurrent and resilient data platform that is designed to help companies solve complex data challenges at scale. We provide a data management solution that enables enterprises to support their data and analytic ecosystems, and easily grow and scale. Furthermore, as demand shifts to the cloud, we provide customers with the ability to migrate their on-premises data environment to a cloud-based platform.
We believe we are differentiated by providing our platform offering across a secure, multi-cloud ecosystem. This includes the ability to simplify the management of an ecosystem that spans on-premises or private cloud platform instances, alongside deployments in any of the top public cloud offerings including Amazon Web Services ("AWS"), Microsoft Azure, and Google Cloud. Furthermore, we augment these offerings with our "pay as you go" consumption pricing to provide flexibility for customers to expand capabilities on an as-needed basis. The multi-cloud capability and consumption pricing combine to enable our customers to de-risk their investments and buying decisions, as well as provide public cloud vendor flexibility. With cloud elasticity and our multi-dimensional scalability, customers can quickly grow their analytics to scale to provide robust business outcomes.
As customers increasingly grow their footprint in cloud, our strategy supports existing and new on-premises customers on that journey with the fastest path to migration that is enabled through license portability, the same software enabled whether on-premises or in the cloud, a data fabric that connects all environments, as well as data and workload migration tools and services. Through this differentiated set of offerings for our target market, we help customers build for the future, now.
By prioritizing the fundamental capabilities of a modern multi-cloud data platform, we strive to reset expectations and market perceptions as to our cloud capabilities. We offer a competitive and compelling total cost of ownership by building out best-in-class capabilities that are designed to provide an easy experience for ingestion, exploration, development, consumption and operationalization of data and analytics. With an outstanding user experience and the flexibility of cloud, we are attracting new customers to grow from start, to enterprise scale, as well as migrating our existing customers to the extent they are ready to do so and at the pace they desire.
Furthermore, with increasingly fragmented ecosystems consisting of multiple data inputs, our strategy drives an open platform approach, enabling integration into cloud and partner ecosystems. This integration extends the data and analytical capabilities of our offerings, allowing our customers greater flexibility to leverage the tools of their choice, deployed on top of a scalable and robust data platform. By empowering customers and partners to build how they like, we believe that we enable hundreds of business outcomes and solutions.
Our strategic objectives are to:
•Strengthen our multi-cloud data platform offering by building out next generation cloud capabilities;
•Reset market perceptions to establish Teradata’s position in the cloud market;
•Enable end-to-end business outcomes through a seamless user experience;
•Expand our product capabilities through deeper integration with cloud ecosystems;
•Focus on partner enablement to drive solution execution on Teradata Vantage;
•Accelerate our transition to the cloud by supporting our customers on their migration journeys;
•Deepen strategic public cloud service provider relationships;
•Expand our go-to-market reach by onboarding new customers, vertical investments, expanding customer success programs and strengthening our partner relationships; and
•Deliver operational excellence through efficient cost management and execution.
Our strategy is further supported by our commitment to be a responsible corporate citizen. We believe it is our responsibility to make a positive impact on and support important issues, such as addressing the climate crisis and environmental sustainability, promoting diversity, equity and inclusion and being a company that does not tolerate any form of racism, supporting communities where we live and work, protecting data privacy, and acting ethically in everything we do. We believe that we actively engage with our people in a way that is supportive of a culture where they can feel comfortable bringing their authentic and genuine selves to work.
Customers. Teradata concentrates our marketing and go-to-market efforts on enterprise companies, which we define as the 10,000 largest businesses in the world, which view data as a strategic asset, and we focus on both business users and technology buyers. We particularly focus on the following industries: Financial Services, Government, Healthcare, Manufacturing, Retail, Telecommunications, and Travel/Transportation. We believe that these industries provide a good fit for our analytic solutions and services as they typically have the greatest analytic potential with large and growing data volumes, as well as complex data management requirements, and large and varied groups of users. When looking at new customer acquisition, we aim to drive adoption of our Teradata Vantage software. In addition, we are engaging with our existing customer base to increase the awareness and use of Teradata's software, and in particular, supporting our customers with their journeys to the cloud and helping them exploit new uses of data and analytics to drive meaningful business outcomes.
We currently do not have any customer which represents 10% or more of our total revenue. We have been successful in converting customers from perpetual to subscription-based purchasing options, which results in more ratable revenue recognition. We believe this will increase the predictability of our revenue and the durability of our cash flows in the future. Due to the size and complexity of our sales transactions, however, our sales cycle can often be lengthy.
Seasonality. Historically, our new contract bookings and renewals are seasonal, in line with customer spending patterns, with lower volume typically in the first quarter and higher volume generally in the fourth quarter of each calendar year. Such seasonality causes our working capital cash flow requirements to vary from quarter to quarter depending on the variability in the volume, timing of invoices and subsequent collection, and mix of platform sales. Historically, cash provided by operating activities is higher in the first half of the year due to collections of the higher receivable balances at December 31 driven by the higher contract bookings in the fourth quarter and receipts from annual renewals of our maintenance support agreements. In addition, contract bookings in the third month of each quarter has historically been significantly higher than in the first and second months. These factors, among others as more fully described in Item 1A, Risk Factors, in this Annual Report, make forecasting more difficult and may adversely affect our ability to accurately predict financial results.
Sales, Marketing and Partners
Sales and Marketing. We primarily sell and market our solutions and services through a direct sales force. We have greater than 80% of our employees in customer-facing and/or revenue-driving roles (including sales, marketing, consulting, customer service, customer success, and product engineering).
We support our sales force with marketing and training programs that are designed to:
•Grow awareness and increase perception of Teradata as a multi-cloud leader, highlighting our technology leadership, differentiation, cloud, and analytics expertise;
•Lead customers on their migration to the cloud with the benefits of multi-cloud and hybrid cloud capabilities;
•Create demand for, and adoption of, our Teradata Vantage data platform;
•Educate and enable the sales force with the skills and knowledge to deliver our value proposition; and
•Provide a robust set of tools for use by our sales teams.
Teradata focuses our brand messaging on the Company’s strength as a provider of a connected multi-cloud data platform for enterprise analytics. To support the Company’s growth objectives, we employ a broad range of modern marketing strategies, including programs to inform, educate and generate demand with customers and prospects, as well as keep our leading technology position at the forefront of the media, industry analysts, academics, and other influencers. These strategies include targeted account-based marketing, our global website, digital marketing, demos and trials of our software, webinars, virtual conferences and events now, and physical events when again safe to do so post the global pandemic, public and media relations, social media, and an extensive customer reference program.
Strategic Partnerships. We seek to extend our sales and marketing reach by partnering with cloud service providers, alliance partners (including independent software vendors and open-source software distributors), leading global and regional systems integrators, consultants, and universities that we believe complement our differentiated offerings. Strategic partnerships are a key element in our ability to leverage the value and expand the scope of our data and analytics offering in the marketplace.
•Cloud Service Providers: Teradata has established partnerships with the top three global public cloud service providers: AWS, Microsoft Azure, and Google Cloud. We work to continuously strengthen these partnerships so that Teradata can provide companies around the globe access to Teradata’s Vantage offering in the public cloud, both in an As-A-Service or Do-It-Yourself model to accommodate customer preferences.
•Alliance Partners: Teradata has a focus on working collaboratively with independent software vendors in several areas, including tools, data and application integration solutions, data mining, analytics, business intelligence, and specific analytic and industry solutions. Our goal is to provide choices to our customers with partner offerings that are optimized and certified to work with Teradata Vantage to deliver end-to-end data and analytic solutions and to provide comprehensive capabilities that support the customer’s analytic ecosystem.
•Systems Integrators and Consultants: We also work with a range of systems integrators and consultants who engage in the design, implementation, and integration of data warehouse and analytic solutions and analytic applications for our joint customers. Our strategic partnerships with select global and regional consulting and systems integration firms provide broad industry and technology expertise in the design of business solutions that leverage Teradata technology to enable enterprise analytics.
Competition. We compete in a large and growing data management and analytics market that is attractive to both current and new competitors. Participants in our general market include traditional competitors such as IBM, Oracle, SAP, as well as new cloud-only data vendors (such as Amazon, Google, Snowflake), and open-source providers. We believe our focus on multi-cloud ecosystem simplification, providing solutions for the most scalable and complex workloads, and providing a product designed to achieve desired business outcomes of our customers, enables us to successfully compete within our target market. We believe that our Teradata Vantage platform is highly differentiated, delivers substantive scale and integration, and is uniquely positioned to provide significant business value to our customers. Furthermore, we provide our customers with the opportunity to de-risk their buying decisions with the ability to deploy across the top public clouds, private cloud and on-premises, coupled with flexibility in purchasing and portable licensing. For more information on competition, see Item 1A, Risk Factors, in this Annual Report.
We believe that the principal competitive factors for our products and services include: data and analytics experience; business outcome delivery; multi-cloud offerings and experience; customer references; technology leadership; product quality; performance, scalability, availability, and manageability; support and consulting services capabilities; management of technologies in a complex analytical ecosystem; industry knowledge; and total cost of ownership. We believe we have a competitive advantage in providing complete, integrated, and optimized data and analytic capabilities that address customers’ business, technical, and architectural requirements. Our differentiation is especially strong in our target market of the world’s leading enterprises and their mission-critical, complex, large-scale environments and requirements.
Research and Development ("R&D"). We remain focused on designing and developing data warehouse technologies that anticipate our customers' evolving needs and support our customers in solving their most complex business challenges. Our teams are focused on extending our Teradata Vantage data platform to have consistent and differentiated capabilities for our customers’ multi-cloud and hybrid ecosystems. This includes simplifying the journey to cloud, as well as enabling a transformative cloud experience. With a focus on opening up the platform, we are building out deep integration with cloud data and analytic ecosystems, including advanced analytics and artificial intelligence tools. Furthermore, with a strong focus on partnerships, our R&D team is extending our platform to enable deeper partner integration with a broader range of solution and services providers.
We believe our extensive and talented R&D workforce is one of our core strengths. Our R&D team is located in multiple locations around the world to take advantage of global engineering talent. We anticipate that we will continue to have significant R&D expenditures, which may include complementary strategic acquisitions, to help support the flow of innovative, high-quality cloud-based data and analytic offerings with a superior user experience, as well as services, which are vital to our leading competitive position. For information regarding the accounting and costs included in R&D activities, see "Note 1-Description of Business, Basis of Presentation and Significant Accounting Policies" in the Notes to Consolidated Financial Statements in this Annual Report.
Intellectual Property and Technology. The Company owns 632 patents in the United States. The Company also is the exclusive licensee of four additional patents in the United States and counterpart patents in foreign countries. Many of the patents that we own are licensed to others, and we are licensed to use certain patents owned by others. While our portfolio of patents and patent applications in aggregate is of significant value to our Company, we do not believe that any individual patent is by itself of material importance to our business.
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
Sources of Materials. Our hardware components are assembled and configured by Flex Ltd. ("Flex"). Our platform line is designed to leverage the components from manufacturers that we believe are industry leaders. Our data storage devices and memory components utilize industry-standard technologies but are selected and configured to work optimally with our software and hardware platform. Flex also procures a wide variety of components used in the assembly process on our behalf. Although many of these components are available from multiple sources, Teradata utilizes preferred supplier relationships to better ensure more consistent quality, cost and delivery. Typically, these preferred suppliers maintain alternative processes and/or facilities to ensure business continuity of supply. Given our strategy to outsource product assembly activities to Flex and to source certain components from single suppliers, a disruption in production at Flex or at a supplier, a global shortage of components, commodity, transportation, and/or inflationary pressures could impact the timing or profitability of customer shipments. In addition, a significant change in the forecasts to any of these preferred suppliers could result in purchase obligations for components that may be in excess of demand. Although the Company has not experienced significant disruptions in its supplier relationships due to the COVID-19 pandemic, inflationary challenges, or otherwise, the ongoing pandemic and current inflation environment could present potential supply chain uncertainty, and the Company has implemented programs to mitigate these potential risks. For more information, see Item 1A, Risk Factors in this Annual Report.
Human Capital
Teradata’s people management objectives are to attract, retain, and develop the highest quality of diverse and inclusive talent, which allows our employees to thrive while positioning us to execute our Company strategy and drive profitable growth. Our future success depends on our ability to attract and retain highly skilled and innovative talent in all functional areas of our Company, with a heightened focus on sales and cloud talent. Competition for acquiring top talent and retaining our highly skilled people is intense throughout the IT industry. Our programs are designed to align to our core principles and focus on meaningful work, enabled management, a positive and inclusive workplace environment, career growth opportunities, and transparent and trustworthy leadership. We also provide complete flexibility to our workforce to choose whether they will work remote or hybrid, as well as offering competitive pay, and comprehensive health and wellness benefits and programs.
As of December 31, 2021, we had approximately 7,200 employees globally, with approximately 30% employed in the United States and 70% across the rest of the world. Our global workforce is critical to our overall business strategy across target markets. During fiscal 2021, our overall headcount decreased slightly as we continue to align our talent needs to drive our Company’s cloud-first and profitable growth strategy.
Culture Transformation. At Teradata, we transform how businesses work and people live through the power of data. We are deliberate in ensuring our culture supports our purpose and strategy. We embody our core principles in all we do; and we recognize and reward behavior aligned to our core principles. We believe every employee plays a role in transforming our culture to meet the needs of the future. We are committed to work, learn, and grow together to help ensure our success.
We are committed to the following Core Principles to make sure we are fulfilling our purpose and truly bringing our brand to life:
•Accountability to Each Other
•Agility in Execution, and
•Customer and Market Driven.
We value every member of the team because bringing together different voices makes us stronger and accelerates the momentum we need to create true transformation together.
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
•Our executive team and employee allies have signed a pledge committing to DEI and anti-racism.
•We have a DEI Advisory Board to support the Company’s mission to eradicate racism and inequality in the workplace.
•We provide resources and tools for our employees to help them engage within culturally- and geographically-dispersed work teams to enable a culture of growth, learning, and collaboration.
•We continue to empower our Inclusion Communities, which are networks of employees who unite based on shared characteristics, life experiences, or common interests. These communities are designed to provide support, networking and enhanced career and personal development. These networks include Teradata

Alliance of Black Employees, Blend (a community for employees in India), Veterans Community, Teradata Pride, HISPA (Hispanic and Latin Allies), Women of Teradata, Green Agenda, Terabytes (work-life integration), Toastmasters International, and Asian and Pacific Islander Inclusion Community.
•In further support of the communities where we operate and live, we offer a global Diversity in Technology Scholarship Program for underrepresented minorities and women who are pursuing STEM-related degrees; and
•Teradata earned a score of 100 out of 100 in the Human Rights Campaign Corporate Equality Index 2022 (CEI), a benchmarking survey and report that measures corporate policies and practices related to LGBTQ+ equality.
We believe that a diverse workforce is critical to the Company’s success, and we will continue to focus on the hiring, retention and advancement of underrepresented minorities and women in technology.
Health, Safety, and Wellness. We are committed to the health, safety, and wellness of our employees. We provide our employees and their families a variety of flexible and convenient health and wellness programs. Continuing in 2021, in response to the COVID-19 pandemic, we took several actions to promote the health and well-being of our employees, as described below under "COVID-19 Update" in Item 7, Management Discussion and Analysis Of Financial Condition and Results of Operations ("MD&A").
Compensation and Benefits. A key to our attraction, retention, and engagement strategies are the robust compensation and benefit programs we provide that are designed to meet the varied and evolving needs of a global and diverse workforce. In addition to our competitive base pay, these programs (which vary by country/region) include sales incentives, annual bonuses, stock awards, an Employee Stock Purchase Plan, a 401(k) Savings Plan with a company match, healthcare and insurance benefits, paid time off, family leave, and paid parental leave. As an example of our commitment to DEI, we ensure that all of our benefits provide coverage for domestic partners.
Talent Development. Teradata is committed to supporting the professional development of our employees by providing resources and tools that enable employees to manage their careers. Our talent programs provide employees with the resources to develop their careers, build leadership skills, and lead within their organizations. We have launched on-demand learning resources, such as LinkedIn Learning and Country Navigator, which give employees flexibility in when and how they learn. Our Learning Labs focus on understanding Culture Transformation and our Core Principles, Inclusive Leadership, and Building Your Personal Brand. We also provide executive and leadership development programs to help develop leaders at all levels.
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
Properties and Facilities. Our corporate headquarters is located in San Diego, California. As of December 31, 2021, we operated 58 facilities in 32 countries throughout the world. We own our San Diego complex, while all other facilities are leased.

Information About Our Executive Officers. The following table and biographies sets forth information as of February 25, 2022 regarding the individuals who are serving as our executive officers.

Name	Age	Position(s)
Stephen McMillan	51	President and Chief Executive Officer
Hillary Ashton	50	Chief Product Officer
Claire Bramley	44	Chief Financial Officer
Todd Cione	52	Chief Revenue Officer
Kathleen Cullen-Cote	57	Chief Human Resources Officer
Michael Hutchinson	56	Chief Customer Officer
Margaret Treese	55	Chief Legal Officer
Jacqueline Woods	60	Chief Marketing Officer
Stephen McMillan. Stephen McMillan is the Company’s President and Chief Executive Officer and has served in this role since joining the Company in June 2020. Mr. McMillan has served on the Company’s Board of Directors since June 2020. Previously, he served as the Executive Vice President of Global Services for F5 Networks, Inc., a transnational company that specializes in application services and application delivery networking, from October 2017 when he joined F5 until May 2020. Prior to joining F5, from September 2015 until October 2017, he was Senior Vice President, Customer Success and Managed Cloud Services at Oracle, where he was responsible for developing, overseeing, and expanding a customer success organization focused on the company’s strategic SaaS portfolio. From May 2012 to September 2015, he served as Senior Vice President, Managed Cloud Services at Oracle. Prior to joining Oracle, Mr. McMillan spent 19 years at IBM, where he held a number of leadership roles focused on global managed services, consulting, and IT.
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
Claire Bramley. Claire Bramley is the Company's Chief Financial Officer and has served in this role since joining Teradata in June 2021. She served as the Global Controller for HP Inc. from December 2018 until June 2021. From June 2015 until December 2018, she served as HP's Regional Head for Finance for EMEA, and from January 2013 to May 2015, she served as Vice President, Corporate Financial Planning and Analysis at HP. Prior to that, Ms. Bramley served as HP's Finance Director of Worldwide Personal Systems Financial Planning & Analysis from September 2011 to December 2012.
Todd Cione. Todd Cione is the Company’s Chief Revenue Officer and has served in this role since joining Teradata in January 2021. Mr. Cione served as the Head of U.S. Enterprise Accounts for Apple, Inc., from the time he joined the company in July 2017 until December 2020. Prior to joining Apple, from 2016 until 2017, he was Senior Vice President, Oracle Digital, North America Applications, and from 2013 to 2015, he served as Chief Revenue Officer at Rackspace. Prior to joining Rackspace, Mr. Cione spent 15 years at Microsoft, where he most recently served as the Asia-Pacific Chief Operating Officer, based in Singapore.
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

Michael Hutchinson. Michael Hutchinson is the Company's Chief Customer Officer and has served in this role since January 2022. Previously, from June 2021 when he joined the Company until December 2022, he served as Senior Vice President World-Wide Customer Success, Consulting and Renewals. Prior to joining Teradata, Mr. Hutchinson served as the Senior Vice President and Chief Customer Officer at Verint from August 2020 to May 2021 and as its Senior Vice President, Global Professional Services and Support from April 2018 until August 2020. From 1990-2018, he held several positions with Oracle Corporation most recently as the Group Vice President, North America Customer Success from December 2015 to March 2018.
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
Jacqueline Woods. Jacqueline Woods is the Company's Chief Marketing Officer and has served in this role since joining Teradata in December 2021. Previously, she served as the Global Chief Marketing Officer for NeilsenIQ from 2019 until November 2021. Prior to that, Ms. Woods was with IBM Corporation serving as the company's Chief Marketing Officer of IBM Global Partner Ecosystem Division from 2017 until 2019, the Chief Marketing Officer of IBM Global Financing from 2015 until 2017, and held other executive roles at IBM between 2010-2015. Ms. Woods also serves on the Board of Directors of Winnebago Industries, Inc.
There are no family relationships between any of the executive officers or directors of Teradata.
There are no contractual obligations regarding the election of our executive officers or directors.
Information. Teradata makes available through its website, free of charge, its Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, and Current Reports on Form 8-K, and all amendments to such reports, as soon as reasonably practicable after these reports are electronically filed or furnished to the U.S. Securities and Exchange Commission ("SEC") pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 (the "Exchange Act"). These reports and other information are available, free of charge, at www.sec.gov. Teradata will furnish, without charge to a security holder upon written request, the Notice of Meeting and Proxy Statement for the 2022 Annual Meeting of Stockholders. Teradata will furnish the Code of Conduct and any other exhibit at cost (the Code of Conduct is also available through Teradata’s website at http://www.teradata.com/code-of-conduct/). Document requests are available by calling or writing to:
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

RISKS RELATED TO OUR BUSINESS AND OPERATIONS
Our failure to successfully execute our cloud-first strategy and achieve the anticipated benefits of our business transformation, which includes successfully developing and launching cloud-based products and product enhancements and/or enabling our data platform to operate effectively in cloud environments, could have a material adverse effect on our competitive position, business, brand and reputation, financial condition, results of operations and cash flows.
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
A core component of our business strategy is to expand and enhance our product offerings, particularly for analytic solutions in a cloud-based environment, to include newer features, functionality, and development options and to keep pace with price-to-performance gains. Shortened product life cycles due to customer demands and competitive pressures impact the pace at which we must introduce and implement new technology as part of our product offerings. This requires a high-level anticipation of customer needs and technology trends, as well as innovation by both our software developers and the suppliers of the third-party software components included in our solutions. In addition, bringing new offerings to the market entails a costly and lengthy process, may increase our risk of liability and cause us to incur significant technical, legal or other costs. It is uncertain whether these new offerings and deployment models will prove successful or whether we will be able to develop the necessary business models, infrastructure and systems to support the business. This includes acquiring, retaining and developing the right people to execute our business strategy in a competitive job market. In addition, market acceptance of new product and service offerings will be dependent in part on our ability to include functionality and usability that address customer requirements, and to optimally price our offerings and services to meet customer demand and cover our costs. Our go-to-market, cloud, and multi-cloud strategies also must adjust to customers' changing buying preferences, and there can be no assurance that our go-to-market approach will adequately and completely address such preferences.
As part of our business strategy, we also continue to dedicate a significant amount of resources to our R&D efforts in order to maintain and advance our competitive position, including our initiatives to provide and improve our offerings for cloud environments and to enable our data platform to operate effectively in cloud environments. However, we may not receive significant revenues from these investments for several years, if at all. R&D expenses represent a significant portion of our discretionary fixed costs.
If we are unable to successfully execute on our cloud-first strategy and/or continue to respond to market demands, develop leading technologies, timely deliver offerings to the market, and maintain our leadership in analytic data solutions performance and scalability, our competitive position, business, brand and reputation, financial condition, results of operations and cash flows may be adversely affected.
As we develop new offerings with enhanced capacity, delivery and performance capabilities, the increased difficulty and complexity associated with producing these offerings may increase the likelihood of reliability, quality, operability, and/or security issues.
From time to time, errors or security flaws are identified in our offerings, which in certain cases are discovered after the offerings are introduced and delivered to customers. This risk is enhanced when offerings are first introduced or when new versions are released. In particular, when we develop offerings with more advanced technology, the production of such offerings involve increased difficulty and complexity and as a result may increase the likelihood of reliability, quality, operability, and/or security issues with such offerings. Our products and services may also fail to perform to the full specifications and expectations of our customers, including as part of transitioning customers to the cloud, in particular those that involve customer and/or third-party dependencies. Additionally, third-party components that we integrate into our solutions can have undetected quality issues that can impact the performance of our offerings. We may not be able to detect or remedy all errors, including those that may be deemed critical by our customers, prior to release or deployment.
Such reliability, quality, operability, and security issues may negatively impact our ability to retain current customers, including due to customer cancellations or non-renewals, as well as our ability to obtain new customers and could expose us to liability, performance and warranty claims, as well as harm our brand and reputation. These and other risks associated with new offerings may have a material adverse impact on our results of operations and future performance.
If our existing customers fail to renew, or cancel, their subscription license arrangements or support agreements, or if customers do not renew on terms favorable to us, our business could be adversely affected.
Teradata’s platform offerings have been expanded to include a variety of subscription options, which impact the timing of when revenues are recognized and related cash flows are collected. In addition, with our transition to subscription revenues, we currently derive a significant portion of our overall revenues from subscription services in which we have limited renewal experience, which carries additional risk. The IT industry generally has been experiencing increasing pricing pressure from customers when purchasing or renewing support agreements. In addition, as our on-premises customers migrate all or a portion of their data analytics solutions to a cloud-based environment, some customers may select a cloud-based offering of one of our competitors and consequently cancel all or a portion of their arrangements with us. Mergers and acquisitions in certain industries that we serve could result in a reduction of the software and hardware being supported and put pressure on our subscription and support terms with customers who have merged. Given these factors, there can be no assurance that our current customers will renew their subscription and/or support agreements or agree to the same terms when they renew, which could result in our reducing or losing subscription and/or support fees which could adversely impact operating results.
Unanticipated delays or accelerations in our sales cycles makes accurate estimation of our revenues difficult and could result in significant fluctuations in our quarterly operating results.
The length of our sales cycle varies depending on several factors over which we may have little or no control, including the size and complexity of a potential transaction, whether a sale involves a cloud offering, the level of competition that we encounter in our selling activities and our current and potential customers’ internal budgeting and approval process, as well as overall macro-economic conditions. Because of a generally long sales cycle, we may expend significant effort over a long period of time in an attempt to obtain an order, but ultimately not complete the sale, or the order ultimately received may be smaller than anticipated. The long sales cycle for our products also makes it difficult to predict the quarter in which sales will occur. Delays in sales could cause significant variability in our results for any particular period.
We may experience variability in our operating results based on the purchasing behavior of our customers.
Our business has substantially shifted from traditional, perpetual pricing and revenue model to a subscription-based model in which less revenue is recognized upfront at the time the customer enters into a transaction. The pace and extent to which customers will continue to purchase and renew our offerings on a subscription basis is variable and, therefore, has impacts on our results and operations. In addition, we have flexible pricing options for our cloud customers, including consumption-based, "pay as you go" pricing. Under such a pricing model, we generally recognize revenue based on consumption. To the extent that customers opt for such a flexible pricing model, we may not be able to accurately forecast the timing of customer consumption of our offerings. As a result, our actual results may differ from our projections. Furthermore, our on-premises subscription arrangements may provide the customers with the right to cancel our agreement upon certain notice periods, which we may change in the future. Such arrangements may impact the timing of revenue recognition for these customers and result in fluctuations in our quarterly operating results.
Demand for the offerings and services we sell could decline if we fail to maintain positive brand perception and recognition.
We strive to maintain a brand that reflects our commitment to customer service and innovation. We believe that recognition and the reputation of our brand is key to our success, including our ability to retain our existing customers and attract new customers. We have a distinguished history as an on-premises platform provider and one of our strategic objectives is to establish our position in the cloud market. A misperception in the market regarding our cloud capabilities could negatively impact our ability to migrate existing on-premises customers to our cloud-based solutions and/or acquire new customers for our cloud business.
In addition, damage to the reputation of our brands could result in, among other things, declines in customer loyalty, customer cancellations or non-renewals, lower employee retention and productivity, and vendor relationship issues, all of which could materially affect our revenue and profitability.
Our future results depend in part on our relationships with key suppliers, strategic partners and other third parties.
Our development, marketing, and distribution plans depend in part on our ability to form strategic alliances with third parties that have complementary offerings, software, services, and skills. Our strategic partners include consultants and system integrators, software and technology providers, hardware support service providers, and indirect channel distributors in certain countries. These relationships involve risks, including our partners changing their business focus, entering strategic alliances with other companies, being acquired by our competitors, failing to meet performance criteria or improperly using our confidential information. If we fail to maintain or expand our relationships with strategic partners or if we are forced to seek alternative technology or technology for new solutions that may not be available on commercially reasonable terms, our business may be adversely affected.
As part of our cloud-first strategy, the growth of our business is dependent on our relationships with public cloud service providers, Amazon, Google, and Microsoft. Our strategic partnerships with Amazon, Google and Microsoft for our cloud offerings on AWS, Google and Azure, respectively, require significant investments to ensure that our solutions are optimized in these cloud environments. In addition, these cloud service providers maintain relationships with certain of our competitors, and our competitors may in the future establish relationships with additional competing cloud data platform providers. Any of these cloud service providers may decide to modify or terminate our business relationship or may otherwise enter into preferred relationships with one or more competing cloud data platform providers. If we are unsuccessful in meeting performance requirements or obtaining future returns on these investments, or if we are otherwise unable to maintain adequate relationships with any of these cloud service providers, our financial results may be adversely impacted.
Third-party vendors provide important elements to our solutions; if we do not maintain our relationships with these vendors or if these vendors cease to be going concerns, interruptions in the supply of our offerings may result. There are some components of our solutions that we purchase from single sources due to price, quality, technology or other reasons. For example, we rely on Flex as a key single source contract manufacturer for our on-premises hardware systems. In addition, we buy servers from Dell Technologies Inc. and storage disk systems from NetApp, Inc. Some components supplied by third parties may be critical to our solutions, and several of our suppliers may terminate their agreements with us without cause with 180-days' notice. In addition, we rely on certain vendors for hardware support services and parts supply. If we were unable to purchase necessary services, parts, components or offerings from a particular vendor and had to find an alternative supplier, our shipments and deliveries could be delayed. Also, quality issues, commodity, transportation, wage, or other inflationary pressures, a disruption in our supply chain or the need to find alternative suppliers could impact the costs and/or timing associated with procuring necessary offerings, components and services. In any case, our operations could be adversely impacted. Similarly, our suppliers’ offerings and services have certain dependencies with respect to their own supply chain networks, and supply and/or inflation issues among our suppliers may also adversely impact our business.
A breach of security, disruption, or failure of our information systems or those of our third-party providers could adversely impact our business and financial results.
Our operations are dependent on our ability to protect our computer equipment and the information stored in our databases (and the computer equipment and database information of certain suppliers and other third parties) from damage by, among other things, earthquake, fire, natural disaster, cyber-attacks, power loss, telecommunications failures, unauthorized intrusions or exploitations, malicious or unintended insider actions that cause loss of data or loss of systems, including phishing schemes, and other events. The occurrence of one or more of these events could result in system failures and other interruptions in our operations, which could have a material adverse effect on our business, financial condition or results of operations. Additionally, we offer the ability for our employees to choose a remote work location. This increases vulnerability to our systems as additional endpoints need to be managed.
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
We have been subject to actual and potential cyber-attacks, and there can be no assurance that our defensive measures will be adequate to prevent them in the future. There is risk that these types of activities will recur and persist, that one or more of them may be successful in the future, that one or more of them may have been or will be successful but not detected, prevented, remediated or mitigated by us, and the costs to us to eliminate, detect, prevent, remediate, mitigate or alleviate cyber or other security problems, viruses, worms, malicious software programs, phishing schemes and security vulnerabilities could be significant, and our efforts to address these problems may not be successful and could adversely impact our future results of operations. In addition, while we maintain insurance coverage to cover certain liabilities related to cyber attacks and/or data breaches, such coverage may not adequately cover all costs, expenses, liability and damages that we or our customers may incur as a result of such incidents.
Increases in the cost of components used in our product, employee compensation, and/or increases in our other costs of doing business, have, and could continue to, adversely affect our profit margins.
Our hardware components are assembled and configured by Flex. Flex also procures a wide variety of components used in the assembly process on our behalf. Although many of these components are available from multiple sources, we utilize preferred supplier relationships to better ensure more consistent quality, cost and delivery. Components used in our products require commodities as part of their manufacturing. In addition, we have a global employee population. As such, increased costs, including as a result of COVID-19 and/or commodity and other inflation, and/or increased tariffs on certain items imported from foreign countries have affected our profit margins and could continue to result in declines in our profit margins. Historically, we have mitigated certain cost increases, in part, by increasing prices on some of our products and collaborating with suppliers, in particular Flex, reviewing alternative sourcing options, and engaging in internal cost reduction efforts, all as appropriate. However, we may not be able to fully offset increased costs. Further, if any price increases we adopt are not accepted by our customers and the market, our net sales, profit margins, earnings, and market share could be adversely affected.
Inadequate internal control over financial reporting and accounting practices could lead to errors, which could adversely impact our ability to assure timely and accurate financial reporting.

Internal control over financial reporting, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control objectives will be met. These inherent limitations include system errors, the potential for human error and unauthorized actions of employees or contractors, inadequacy of controls, temporary lapses in controls due to shortfalls in transition planning and oversight of resources, and other factors. Consequently, such controls may not prevent or detect misstatements in our reported financial results as required under the Securities and Exchange Commission ("SEC") and the New York Stock Exchange ("NYSE") rules, which could increase our operating costs or impair our ability to operate our business. Controls may also become inadequate due to changes in circumstances, and it is necessary to replace, upgrade or modify our internal information systems from time to time. In addition, unforeseen risks may arise in connection with financial reporting systems due to inefficient business processes, business process reengineering projects, or changes in accounting standards.
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
Our business and results of operations are affected by international, national and regional economic conditions. In particular, the IT industry in which we operate is susceptible to significant changes in the strength of the economy and the financial health of companies and governmental entities that make spending commitments for new technologies. Accordingly, adverse global economic, inflationary, and market conditions, including in certain economic sectors in which many of our customers operate (such as retail, manufacturing, financial services or government), may adversely impact our business. For example, adverse changes to the economy could impact the timing of purchases by our current and potential customers or the ability of our customers to fulfill their obligations to us. In addition, decreased or more closely scrutinized spending in our customers’ businesses and in the industries we serve, may adversely impact our business. Uncertainty about future economic conditions may make it difficult for us to forecast operating results and to make decisions about future investments. In addition, our inability or failure to quickly respond to inflation and the resulting buying behaviors of our customers could harm our business, results of operations and financial condition. The Company’s success in periods of economic uncertainty may also be dependent, in part, on our ability to reduce costs in response to changes in demand, inflation or other activity.
Generating substantial revenues from our international operations poses several risks.
In 2021, the percentage of our total revenues from outside of the United States was 52%. We have exposure to more than 30 functional currencies. The risks associated with the geographic scope of our business operations include, among other things the following:
•Cultural, management, and staffing challenges associated with operating in countries around the world, including developing countries;
•The imposition of additional and/or different governmental controls and regulations;
•Longer payment cycles for sales in foreign countries and difficulties in enforcing contracts and collecting accounts receivable;
•Fluctuations in the value of local currencies;
•Tariffs or other restrictions on foreign trade or investment;
•Foreign trade policy changes, trade regulations, and/or disputes may adversely affect sales of our solutions and services and may result in longer sales cycles;
•The imposition of sanctions against a country, company, person or entity with whom we do business that would restrict or prohibit our business; and
•Foreign government activities that favor domestic companies, including those that may require companies to procure goods and services from locally-based suppliers.
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
There is active enforcement and ongoing focus by the SEC and other governmental authorities on the United States Foreign Corrupt Practices Act, the U.K. Bribery Act of 2010 and similar anti-bribery, anti-corruption laws in other countries. Given the breadth and scope of our international operations, we may not be able to detect improper or unlawful conduct by our international partners and employees, despite our high ethics, governance and compliance standards, which could put the Company at risk regarding possible violations of such laws and could result in various civil or criminal fines, penalties or administrative sanctions, and related costs, which could negatively impact the Company's business, brand, results of operations or financial condition.
The Company's business, results of operations, and financial condition could in the future be materially adversely affected by the COVID-19 pandemic.
The degree to which the COVID-19 pandemic in the future affects our business, financial condition, and results of operations will depend on future developments, which are highly uncertain and cannot be predicted, including, but not limited to, the duration and spread of the unprecedented pandemic, its severity, the development of one or more COVID-19 variants, the actions to contain the virus or respond to its impact, the successful distribution of vaccines and their effectiveness, and how quickly and to what extent normal economic and operating conditions can resume. The COVID-19 pandemic or any other adverse public health development could also inhibit our ability to execute our strategic initiatives including, without limitation, improving the experience of our customers, investing in identified strategic growth platforms, and shifting the mix of revenue in our business to cloud as well as subscription revenue.
Furthermore, negative economic conditions related to the COVID-19 pandemic have impacted, and may in the future impact our ability to close transactions and/or collect receivables from customers on a timely basis, or at all; and may also impact our customers' willingness to maintain or increase spending on data analytics, their ability to obtain adequate financing for the purchase of our products and services, or the amount of disposable income available to consumers, which may adversely impact the businesses of our customers in consumer-facing industries. In addition, we have experienced, especially at the beginning of the COVID-19 pandemic, delays and cancellations of consulting projects due to work from home and also because of the discretionary nature of consulting projects which were delayed or suspended as a result of more conservative spending patterns by our customers in light of the economic impacts of the pandemic.
Further, the global supply chain risks present a level of uncertainty to our global business and operations due to the international and domestic pandemic recovery efforts.
The spread of COVID-19 has caused us to implement new programs and modify our business practices, and we may take further actions as may be required by government authorities or that we determine is in the best interests of our employees, customers, distributors, suppliers and contractors. There is no certainty that such measures will be sufficient to mitigate the risks posed by the virus, and our ability to perform critical functions could be harmed.
Even after the COVID-19 pandemic has subsided, we may continue to experience adverse impacts to our business, including as a result of any economic recession that may occur in the future. The COVID-19 pandemic could also exacerbate or trigger other risks, any of which could have a material adverse effect on our business, results of operations and financial condition.
Our business and operations could be disrupted by weather conditions, including conditions exacerbated by global climate change.

We are a global business, as such, weather conditions in a particular geographic region could disrupt our business and operations in that geographic region or in others, as well as those of our customers, supply chains, data warehouses, distribution channels, and public cloud infrastructure providers. Examples of weather conditions that could impact our business and operations include tornadoes, hurricanes, earthquakes, floods, tsunamis, typhoons, and fire. In addition, the negative effects of unfavorable weather conditions could pose physical risks to our facilities and data warehouses, result in power outages and shortages, and/or result in failures of global critical infrastructure and/or telecommunications systems, each of which could negatively impact our business and operations.
Any disruption at or near any of our facilities or other operations, or those of our customers, vendors, data warehouses, distribution channels, and public cloud service providers could adversely affect our business.
Disruptions could occur as a result of supply chain challenges; decreases in work force availability; natural disasters; inclement weather; man-made disasters or other external events, such as terrorist acts or acts of war, pandemics and/or epidemics, including COVID-19, boycotts and sanctions, widespread criminal activities, or protests and/or social unrest, or other events, at or in proximity to any of our facilities or those of our customers, vendors, data warehouses, distribution channels, and public cloud service providers. Such events and disruptions could make it difficult or impossible to deliver products and services to our customers or perform critical business functions and could adversely affect our business.
Increased scrutiny from the public, investors, and others regarding our environmental, social, and governance ("ESG") practices could impact our reputation.
We formed a cross-functional ESG leadership team in 2021 that has oversight by each of our Chief Legal Officer and Chief Financial Officer to further develop and implement an enterprise-wide ESG strategy. We also have published an ESG report that includes our policies and practices on a variety of ESG matters, including the value creation opportunities provided by our products and services, DEI, employee health and safety, community giving, green house gas emissions and reduction ambitions, corporate governance, data privacy, and talent management. These efforts may result in increased investor, media, employee, and other stakeholder attention to such initiatives, and such stakeholders may not be satisfied with our ESG practices or initiatives. Additionally, organizations that inform investors on ESG matters have developed rating systems for evaluating companies on their approach to ESG. Unfavorable ratings may lead to negative investor sentiment, which could negatively impact our stock price. Any failure, or perceived failure, to respond to ESG concerns could harm our business and reputation.
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
•Continued emergence of open-source software that often rivals current technology offerings at a much lower cost despite its limited functionality;
•Changing competitive requirements and deliverables in developing and emerging markets; and
•Continuing trend toward consolidation of companies, which could adversely affect our ability to compete, including if our key partners merge or partner with our competitors.

Our competitors include established companies within our industry, including Amazon, Google, IBM, Oracle, Microsoft, and SAP, which are well-capitalized companies with widespread distribution, brand recognition and penetration of platforms and service offerings. The significant purchasing and market power of these larger competitors, which have greater financial resources than we do, could allow them to surpass our market penetration and marketing efforts to promote and sell their offerings and services. In addition, many other companies participate in specific areas of our business, such as enterprise applications, analytic platforms and business intelligence software. In some cases, we may partner with a company in one area of our business and compete with them in another. In particular, in delivering our Teradata Vantage platform in a cloud environment to certain of our customers, we partner with each of Amazon, Google, and Microsoft, which are public cloud service providers. The status of our business relationships with these companies can influence our ability to compete for analytic data solutions opportunities in such areas. In addition, we see additional competition from both established and emerging cloud-only data vendors and open-source providers. Failure to compete successfully with new or existing competitors in these and other areas could have a material adverse impact on our ability to generate additional revenues or sustain existing revenue levels.
Privacy concerns and laws such as the European Union’s General Data Protection Regulation, evolving regulation of cloud computing, cross-border data transfer restrictions and other domestic or foreign regulations may limit the use and adoption of our solutions and services and adversely affect our business.
Regulation related to the provision of services over the Internet is evolving, as federal, state and foreign governments continue to adopt new, or modify existing, laws and regulations addressing data privacy and the collection, processing, storage, transfer and use of data. In some cases, new data privacy laws and regulations, such as the European Union’s General Data Protection Regulation that took effect in May 2018, the California Consumer Privacy Act, which took effect in January 2020, and an amended Act on the Protection of Personal Information in Japan, expected to take effect in spring 2022, impose new obligations directly on the Company as both a data controller and a data processor, as well as on many of our customers. These new laws may require us to make changes to our solutions and services to enable Teradata and/or our customers to comply with the new legal requirements and may also increase our potential liability exposure through higher potential penalties for non-compliance. Further, laws such as the European Union’s proposed e-Privacy Regulation are increasingly aimed at the use of personal information for marketing purposes, and the tracking of individuals’ online activities. These new or proposed laws and regulations are subject to differing interpretations and may be inconsistent among jurisdictions. These and other requirements could reduce demand for our solutions and services, require us to take on more onerous obligations in our contracts, restrict our ability to store, transfer and process data or, in some cases, impact our ability to offer our solutions and services in certain locations or our customers' ability to deploy our solutions globally. For example, legal challenges in Europe regarding how companies transfer personal data from the European Economic Area to the United States could result in further limitations on the ability to transfer data across borders, particularly if governments are unable or unwilling to reach new or maintain existing agreements that support cross-border data transfers, such as a replacement for the EU-U.S. and Swiss-U.S. Privacy Shield framework. Additionally, certain countries have passed or are considering passing laws requiring local data residency. The costs of compliance with, and other burdens imposed by, privacy laws, regulations and standards may limit the use and adoption of our solutions and services, reduce overall demand for our solutions and services, make it more difficult to meet expectations from or commitments to customers, lead to significant fines, penalties or liabilities for noncompliance, or slow the pace at which we close sales transactions, any of which could harm our business.
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
Our employees and access to talent are critical to our success. Our future success depends on our ability to attract and retain the services of senior management and key personnel in all areas of our Company, including engineering and development, marketing and sales professionals, and consultants. Competition for highly skilled personnel and acquired talent in the IT industry is intense. We have experienced, and may continue to experience, voluntary workforce attrition, including the loss of senior management and key personnel, in part due to the highly-competitive job market in our industry. Furthermore, to advance our cloud-first strategy, we are required to attract and retain talent with expertise in cloud-based technologies, particularly with respect to our engineering and development teams. No assurance can be made that key personnel will remain with us, and it may be difficult and costly to replace such employees and/or obtain qualified talent who are not employees. Competition is heightened for diverse talent as companies, including us, develop and enhance DEI initiatives. Our failure to execute on our key culture initiatives, hire, retain or replace our key personnel could have a material adverse impact on our business operations.
RISKS RELATED TO LEGAL AND REGULATORY MATTERS
We face uncertainties regarding legal proceedings, complex and changing laws and regulations, and other related matters.
In the normal course of business, we are subject to proceedings, lawsuits, claims and other matters, including those that relate to the environment, health and safety, employee benefits, export compliance, intellectual property, a variety of local laws and regulations, and other regulatory compliance and general matters. See "Note 10-Commitments and Contingencies" in the Notes to Consolidated Financial Statements in this Annual Report. Because such matters are subject to many uncertainties, their outcomes are not predictable. There can be no assurances that the amounts required to satisfy alleged liabilities from such matters will not impact future operating results.
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
Management time and resources are spent to understand and comply with changing laws, regulations and standards relating to such matters as corporate governance, accounting principles, public disclosure, SEC regulations, and the rules of the NYSE where our shares are listed. Rapid changes in accounting standards, and federal securities laws and regulations, among others, may substantially increase costs to our organization, challenge our ability to timely comply with all of them and could have an impact on our future operating results.
Inadequate protection of Teradata’s intellectual property or infringement of intellectual property that is owned by others could impact our business and financial condition.

As a technology company, our intellectual property portfolio is crucial to our continuing ability to be a leading multi-cloud data and analytics platform provider. We strive to protect and enhance our proprietary intellectual property rights through patent, copyright, trademark and trade secret laws, as well as through technological safeguards. These efforts include protection of the offerings and application, diagnostic and other software we develop.
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
While we take steps to provide for confidentiality obligations of employees and third parties with whom we do business (including customers, suppliers and strategic partners), there is a risk that such parties will breach such obligations and jeopardize our intellectual property rights. Many customers have outsourced the administration and management of their data and analytics environments to third parties, including some of our competitors, who then have access to our confidential information. Although we have agreements in place to mitigate this risk, there can be no assurance that such protections will be sufficient. In addition, our ability to capture and re-use field-based developed intellectual property is important to future business opportunities and margins.
We have seen a trend towards aggressive enforcement of intellectual property rights as the functionality of offerings in our industry increasingly overlaps and the volume of issued software patents continues to grow. As a result, we have been, and in the future could be, subject to infringement claims which, regardless of their validity, could:
•Be expensive, time consuming, and divert management attention away from normal business operations;
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
Tax rules may change in a manner that adversely affects our future reported results of operations or the way we conduct our business. Further changes in the tax laws of foreign jurisdictions could arise as a result of the base erosion and profit shifting project that was undertaken by the Organization for Economic Co-operation and Development ("OECD"). The OECD, which represents a coalition of member countries, recommended changes to numerous long-standing tax principles related to transfer pricing. Our income tax obligations are based in part on our corporate structure and inter-company arrangements, including the manner in which we develop, value, and use our intellectual property and the valuations of our inter-company transactions. Tax authorities may disagree with certain positions we have taken and assess additional taxes. We regularly assess the likely outcomes of these audits to determine the appropriateness of our tax provision; however, there can be no assurance that we will accurately predict the outcomes of these audits, and the actual outcomes of these audits could have a material impact on our financial condition or results of operations. In addition, governmental authorities in the United States and throughout the world may increase or impose new income taxes or indirect taxes, or revise interpretations of existing tax rules and regulations, as a means of financing the costs of stimulus and other measures enacted or taken, or that may be enacted or taken in the future. Such actions could have an adverse effect on our results of operations and cash flows.
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
Fluctuations in foreign currency exchange rates have affected our operating results and could continue to impact our revenue and net earnings.
Because the functional currency of most of our foreign activities is the applicable local currency, but our financial reporting currency is the U.S. dollar, we are required to translate the assets, liabilities, expenses, and revenues of our foreign activities into U.S. dollars at the applicable exchange rate in preparing our Consolidated Financial Statements. We operate in 32 countries and are exposed to various foreign currencies in the Americas region (North America and Latin America), EMEA region (Europe, Middle East, and Africa) and APJ region (Asia Pacific and Japan). Accordingly, we face foreign currency exchange rate risk arising from transactions in the normal course of business. Foreign currency exchange rates have affected our revenue and net earnings and could continue to impact our revenue and net earnings. While we actively manage our foreign currency market risk in the normal course of business by entering into various derivative instruments to hedge against such risk, these derivative instruments involve risks and may not effectively limit our underlying exposure to foreign currency exchange rate fluctuations or minimize our net earnings and cash volatility associated with foreign currency exchange rate changes. Further, the failure of one or more counterparties to our foreign currency exchange rate contracts to fulfill their obligations to us could adversely affect our operating results.

Item 1B.	UNRESOLVED STAFF COMMENTS
None.

Item 2.	PROPERTIES
As of December 31, 2021, Teradata operated 58 facilities in 32 countries consisting of approximately 1.1 million square feet throughout the world. Approximately 44% of this square footage is owned and the rest is leased. Within the total facility portfolio, Teradata operates 9 facilities where R&D activity occurs totaling approximately 360 thousand square feet, of which approximately 64% is owned. The remaining approximately 700 thousand square feet of space includes office, repair, warehouse and other miscellaneous sites, and is 33% owned and 67% leased. Teradata believes its facilities are suitable and adequate to meet its current needs. Teradata’s corporate headquarters is in San Diego, California.

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
Teradata common stock trades on the New York Stock Exchange under the symbol "TDC." There were approximately 24,865 registered holders of Teradata common stock as of February 3, 2022.
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
The following graph compares the relative performance of Teradata stock, the Standard & Poor’s ("S&P") 500 Stock Index and the S&P Information Technology Index. This graph covers the five-year period from December 31, 2016 to December 31, 2021. In each case, assumes a $100 investment on December 31, 2016, and reinvestment of all dividends, if any.

Comparison of 5 Year Cumulative Total Return
450
400
350
300
250
200
150
100
50
0
2016
2017
2018
2019
2020
2021
Teradata Corporation
S&P 500 Index
S&P Information Technology Index

	As of December 31,
Company/Index	2016	2017	2018	2019	2020	2021
Teradata Corporation	$100	$142	$141	$99	$83	$156
S&P 500 Index	$100	$119	$112	$144	$168	$213
S&P Information Technology Index	$100	$137	$135	$199	$284	$378

Purchases of Equity Securities by the Issuer and Affiliated Purchases

Section 16 officers occasionally transfer vested shares earned under restricted share awards to the Company at the current market price to cover their withholding taxes. For the year ended December 31, 2021, the total of these purchases was 400,932 shares at an average price of $41.35 per share.
The following table provides information relating to the Company’s repurchase of common stock for the year ended December 31, 2021:

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Dilution Offset Program (1)	Total Number of Shares Purchased as Part of Publicly Announced General Share Repurchase Program (2)	Maximum Dollar Value that May Yet Be Purchased Under the Dilution Offset Program	Maximum Dollar Value that May Yet Be Purchased Under the General Share Repurchase Program
Period
First quarter total	2,587,904	$32.94	532,631	2,055,273	$3,379,199	$351,832,159
Second quarter total	847,293	$42.52	125,965	721,328	$4,074,322	$321,236,126
Third quarter total	1,084,120	$53.48	218,421	865,699	$1,410,950	$275,145,619
October 2021	342,346	$56.70	14,918	327,428	$1,570,088	$256,592,369
November 2021	646,088	$50.20	15,180	630,908	$1,155,436	$1,225,015,586
December 2021	315,471	$41.64	21,264	294,207	$371,196	$1,212,770,526
Fourth quarter total	1,303,905	$49.84	51,362	1,252,543	$371,196	$1,212,770,526
2021 Full year total	5,823,222	$41.94	928,379	4,894,843	$371,196	$1,212,770,526
1.The dilution offset program allows the Company to repurchase Teradata common stock to the extent of cash received from the exercise of stock options and the ESPP to offset dilution from shares issued pursuant to these plans.
2.The general share repurchase program authorized by the Board allows the Company to repurchase outstanding shares of Teradata common stock. Share repurchases made by the Company are reported on a trade date basis. On November 1, 2021, Teradata's Board of Directors authorized an additional $1 billion to be utilized to repurchase Teradata common stock under this share repurchase program. The general share repurchase program expires on December 31, 2025.

Item 6.	[Reserved]

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS ("MD&A")
You should read the following discussion in conjunction with the consolidated financial statements and the notes to those statements included in this Annual Report on Form 10-K ("Annual Report"). This Annual Report contains certain statements that are forward-looking within the meaning of the Private Securities Litigation Reform Act of 1995. Certain statements contained in the MD&A are forward-looking statements that involve risks and uncertainties. The forward-looking statements are not historical facts, but rather are based on current expectations, estimates, assumptions and projections about our industry, business and future financial results. Our actual results could differ materially from the results contemplated by these forward-looking statements due to several factors, including those discussed in other sections of this Annual Report. See "Risk Factors" and "Forward-looking Statements."
OVERVIEW
Teradata is a provider of a leading connected multi-cloud data platform for enterprise analytics, focused on helping companies leverage all their data across an enterprise, at scale. In doing so, we help companies to find answers to their toughest business challenges. All of our efforts are in support of our purpose of transforming how businesses work and people live through the power of data. Our platform is composed of our data platform – Teradata Vantage

– which is designed to run across on-premises, private cloud and public cloud environments. This platform is supported by business consulting and support services that enable customers to extract insights from across a company’s entire data and analytics ecosystem. Teradata’s strategy is discussed under Part I, Item I of this Annual Report on Form 10-K.
We are continuing to execute on our key priorities, including significant product expansion of our Teradata Vantage multi-cloud data platform offering, expanding our footprint with existing customers and adding new customers, increasing our focus on diversity and inclusiveness, and driving operational excellence and agility across the company.
To allow for greater transparency regarding the progress we are making toward achieving our strategic objectives, we utilize the following financial and performance metrics:
•Annual Recurring Revenue ("ARR") - annual value at a point in time of all recurring contracts, including subscription, cloud, software upgrade rights, and maintenance. ARR does not include managed services and third-party software.
•Public Cloud ARR (included within total ARR) - annual value at a point in time of all contracts related to public cloud implementations of Teradata Vantage and does not include ARR related to private or managed cloud implementations.
•Cloud Net Expansion Rate - Teradata calculates its last-twelve months dollar-based cloud net expansion rate as of a fiscal quarter end as follows. We identify the ARR for active cloud customers in the fiscal quarter ending one year prior to the given fiscal quarter (the "base period"). We then identify the cloud ARR in the given fiscal quarter (the "current period") from the same set of active cloud customers as the base period, including increases in usage, as well as reductions and cancellations, and additional conversions of on-premises revenues to the cloud for customers active in the base period, all in constant currency. The quarterly dollar-based, cloud net expansion rate is calculated by taking the ARR from the current period and dividing by the ARR from the base period. The last twelve-month dollar-based cloud net expansion rate is calculated by taking the average of the quarterly dollar-based cloud net expansion rate from the last fiscal quarter and the prior three fiscal quarters.
COVID-19 Update
During the twelve months ended December 31, 2021, the effects of the coronavirus ("COVID-19") pandemic and the related actions by governments around the world to attempt to contain the spread of the virus impacted our business globally as described below.
In response to the pandemic, we took actions to manage expenses and costs appropriately in light of the uncertainty COVID-19 has created, which has had a positive impact on our operating performance. We continue to monitor COVID-19 impacts to our business and have undertaken additional expense management and cost measures to further drive our operating performance and provide agility in the event of an unforeseen reduction in demand should it occur. During 2021, we also experienced increased volatility in foreign currency exchange rates, in part related to the uncertainty from COVID-19, as well as actions taken by governments and central banks in response to COVID-19. Certain foreign currency rates have depreciated significantly against the U.S. dollar during this period. We expect continued volatility in foreign currency exchange rates in 2022.
Our supply chain has been relatively stable with respect to manufacturing and distribution capabilities during COVID-19; however, our supply chain is susceptible to volatility due to ongoing uncertainty as a result of ongoing international and domestic pandemic response and recovery efforts. Operationally, we have been able to run our business without significant interruptions, with the vast majority of employees working remotely. While consulting revenue is still impacted by work from home and travel restrictions, we have modified our business approach where applicable to work with customers remotely. Our customers’ reduction in discretionary spending in light of COVID-19 uncertainties has also impacted our consulting business, with consulting projects being delayed or suspended by our customers. We implemented several employee engagement and communication programs designed to support employees’ health and well-being while also enhancing their productivity during the pandemic.

Our priorities in formulating and implementing our response to the COVID-19 pandemic and related business disruption include the following:
•People - protecting the health and well-being of our employees,
•Customers - proactively connecting with our customers to support their needs and meet our service level commitments, while continuing to help them gain real business value from their data assets,
•Supply Chain - proactively working to monitor existing inventory, supplier availability and securing inventory for future quarters,
•Financial - responsibly managing expenses and costs to provide financial agility during the extended period of global economic uncertainty,
•Global Community - having our technology contribute to customers, partners and communities, particularly in healthcare and government, where collectively we can positively impact efforts in combating COVID-19, and
•Future of Work - learning from productivity improvements and understanding our employees' preferences for their work location to implement a work model that reflects the future of work for the Company.
As of the date of this Annual Report on Form 10-K, we are continuing to execute our pandemic response plan, and the Teradata Pandemic Response Team is refining and executing return-to-office plans. Under our return-to-office plans, none of our employees are required to return to an office environment and can choose to continue to work remotely or under a hybrid model. For employees choosing to return to the office environment, certain safety protocols will be required to be followed. Customer-facing teams are also proactively working to identify ways to assist customers, meet service level commitments, and engage with customers via virtual events.
Despite these efforts, there remains a fair degree of uncertainty regarding the potential impact of the pandemic on our business, from both a financial and operational perspective, and the scope and costs associated with additional measures that may be necessary in response to the pandemic going forward. We will continue our diligent efforts to monitor and respond as appropriate to the impacts of the pandemic on our business, including the status of our workforce, supply chain, customers, suppliers, and vendors, based on the priorities described above. Our actions will continue to be informed by the requirements and recommendations of the federal, state or local authorities. We intend to remain agile and have contingency plans in place to appropriately respond to conditions as they unfold. For more information, see "Risk Factors" under Part I, Item 1A of this Annual Report on Form 10-K.
2021 FINANCIAL OVERVIEW
As more fully discussed in later sections of this MD&A, the following are the financial highlights for 2021:
•Revenue of $1,917 million increased by 4% in 2021 as compared to 2020, with an underlying 12% increase in recurring revenue primarily driven by our transition from perpetual to subscription-based transactions. The increase in recurring revenue was partially offset by a 28% decrease in perpetual software licenses, hardware and other revenue and a 10% decrease in consulting services revenue. The decline in consulting service revenue is primarily due to our focus on higher-margin engagements.
•Gross profit was 61.9% in 2021, an increase from 55.5% in 2020, primarily due to a higher recurring revenue mix as compared to the prior year.
•Operating expenses in 2021 decreased by 5% as compared to 2020, primarily driven by a lower employee cost base resulting from the workforce reduction measures taken in 2020.
•Operating income was $231 million in 2021, up from $16 million in 2020.
•Net income was $147 million in 2021 versus net income of $129 million in 2020, primarily due to improved revenue mix and lower operating expenses. Diluted net earnings per share was $1.30 in 2021 compared to diluted earnings per share of $1.16 in 2020.

RESULTS FROM OPERATIONS FOR THE YEARS ENDED DECEMBER 31, 2021 AND 2020
In July 2019, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update 2019-07, "Codification Updates to SEC Sections-Amendments to SEC Paragraphs Pursuant to SEC Final Rule Releases No. 33-10532, Disclosure Update and Simplification", which makes a number of changes meant to simplify certain disclosures in financial condition and results of operations, particularly by eliminating year-to-year comparisons between prior periods previously disclosed. In accordance with the relevant aspects of the rule covering the current year annual report, we now include disclosures on results of operations for fiscal year 2021 versus 2020 only. For discussion of fiscal year 2020 versus 2019 see "Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations" in our Annual Report filed with the SEC for the fiscal year ended December 31, 2020.
Revenue

		% of		% of
In millions	2021	Revenue	2020	Revenue
Recurring	$1,464	76.4%	$1,309	71.3%
Perpetual software license, hardware and other	77	4.0%	107	5.8%
Consulting services	376	19.6%	420	22.9%
Total revenue	$1,917	100%	$1,836	100%
2021 compared to 2020 - Total revenue increased 4% in 2021 and included a 1% positive impact from foreign currency fluctuations. Recurring revenue grew 12% in 2021 and included a 1% positive impact from foreign currency fluctuations. Recurring revenue was positively impacted primarily due to a higher base of revenue driven by continued growth in public cloud and subscription ARR during 2020 and 2021. Additionally, on-premises customer transactions involving substantive long-term commitments resulted in revenue being recognized on a recurring annual basis rather than a recurring quarterly basis resulting in approximately $30 million of net positive impact in 2021 compared to 2020. For full year 2022, recurring revenue is expected to grow at a low-to-mid-single-digit percentage year-over-year. Taking into consideration the growth in recurring revenue offset by reduced perpetual software licenses, hardware and other revenue and reduced consulting services revenue, total revenue is expected to be flat-to-low-single-digit percentage growth year-over-year.
Revenues from perpetual software licenses, hardware and other were down 28% in 2021, as customers continue to transition to our subscription-based offerings, consistent with our overall strategy. Aligned with our strategy, we expect perpetual software licenses, hardware and other revenue to decline in 2022.
Consulting services revenue decreased 10%, including a 2% positive impact from foreign currency fluctuations, primarily due to the realignment and focus of our consulting resources on higher-margin engagements that are intended to drive increased software consumption within our targeted customer base. Consistent with our continued focus on higher-margin engagements that further our strategy, we are forecasting a low-double-digit decline year-over-year in 2022 consulting services revenue.
As a portion of the Company’s operations and revenue occur outside the United States, and in currencies other than the U.S. dollar, the Company is exposed to fluctuations in foreign currency exchange rates. Based on currency rates as of January 31, 2022, Teradata is estimating a 2.0%-to-2.5% negative impact from currency translation on our 2022 full-year total revenues.
Included below are financial and performance growth metrics that we used to monitor the progress of our transformation, success of our business strategy, and overall financial condition of Teradata for 2021:
•ARR was $1.492 billion at the end of 2021, a 5% increase from $1.425 billion at the end of 2020; and
•Public Cloud ARR was $202 million at the end of 2021, a 91% increase from $106 million at the end of 2020.
Our ARR is composed of three main categories: (1) Public Cloud ARR, (2) ARR related to on-premises subscription-based contracts and private cloud ("Subscription ARR"), and (3) ARR related to our legacy perpetual maintenance and software upgrade rights. At December 31, 2021, our ARR consisted of:

•$202 million in Public Cloud ARR;
•$898 million in Subscription ARR; and
•$392 million in maintenance and software upgrade rights ARR.
Public Cloud ARR increased 91% versus the prior year primarily due to on-premises customers migrating to Teradata Vantage in the cloud along with strong net expansion rates in excess of 130%. Subscription ARR increased 8% in 2021 from the prior year due to expansions of existing customers and new customer logos. Our maintenance and software upgrade rights ARR declined 20% compared to 2020. This was expected as the Company continued its transition to a subscription model and customers increasingly purchased Teradata on a subscription and/or public cloud basis. Our overall ARR growth was driven by increased participation by cloud specialists on our account teams, increasing partner involvement on existing customer migrations and new logo accounts. For the full year 2022, Public Cloud ARR is expected to increase by approximately 80% year-over-year. Total ARR is expected to grow at a mid-to-high-single-digit percentage year-over-year.
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
•Recurring Revenue Mix - The proportion of various recurring revenue offerings that comprise the total of recurring revenue. For example, a higher mix of on-premises subscriptions including hardware rentals could have a negative impact on total recurring gross profit.
•Deal Mix - Refers to the type of transactions closed within the period that generate the total perpetual software license and hardware revenue. For example, a higher mix of Teradata versus third-party products can impact profitability.
Gross profit for the following years ended December 31 was as follows:

		% of		% of
In millions	2021	Revenue	2020	Revenue
Gross profit
Recurring	$1,099	75.1%	$938	71.7%
Perpetual software licenses, hardware and other	34	44.2%	43	40.2%
Consulting services	53	14.1%	38	9.0%
Total gross profit	$1,186	61.9%	$1,019	55.5%
2021 compared to 2020 - The increase in recurring revenue gross profit, as a percentage of revenue was primarily driven by a higher amount of recurring revenue at an improved gross margin rate primarily resulting from improved operating efficiencies of our subscription and cloud offerings and partially offset by the higher mix as a result of our customers transitioning to cloud. Upfront revenue recognition of certain renewed and expanded on-premises customer arrangements, as discussed above, also had a positive impact on recurring revenue gross margin.
The increase in perpetual software licenses, hardware and other gross profit as a percentage of revenue was primarily driven by deal mix and opportunities with lower hardware mix as compared to prior year.
Consulting services gross profit as a percentage of revenue increased as compared to the prior year primarily due to improved resource mix utilization as well as increased profit dollar realization from our continued strategic focus to improve consulting margins by executing on higher-value projects. The Company expects to continue to focus our consulting organization on Teradata Vantage-oriented offerings and reduce our footprint in non-core consulting engagements.
For 2022, we expect overall gross profit as a percentage of revenue to be slightly lower than 2021. Recurring gross margin is expected to be lower due to a higher mix of cloud revenue at a similar gross margin rate as 2021. We are also investing in activities that continue to drive increased adoption and consumption of Teradata Vantage, including greater efficiencies with cloud service providers, offset by enhancements to our consumption pricing model. In addition, we are forecasting less of a positive impact from upfront recurring revenue that benefited our results in 2021. Consulting services margin is expected to be at a similar gross margin rate as 2021, and we anticipate lower gross margin rates in perpetual software licenses, hardware and other in 2022 compared to 2021.
Operating Expenses

		% of		% of
In millions	2021	Revenue	2020	Revenue
Operating expenses
Selling, general and administrative expenses	$646	33.7%	$669	36.4%
Research and development expenses	309	16.1%	334	18.2%
Total operating expenses	$955	49.8%	$1,003	54.6%
2021 compared to 2020 - The decrease in selling, general and administrative ("SG&A") expense was primarily driven by a lower employee cost base resulting from workforce reduction measures in 2020, reduced travel and marketing spend as compared to the prior year pre-pandemic period (January - March 2020), and continued cost discipline as compared to prior year. This decrease in SG&A expense was partially offset by higher variable incentive compensation that was tied to Teradata's financial performance, higher cloud sales incentive compensation expenses, and additional investments in our go-to-market operations to further our transformation and cloud-first strategic focus.
R&D expenses decreased in 2021 as compared to the prior year. R&D expenses were impacted by a lower employee cost base resulting from workforce reduction measures in 2020 and continued cost discipline as compared to the prior year partially offset by an increase in spending to focus our R&D efforts on accelerating our transformation and cloud-first strategy and related cloud initiatives, as well as higher variable incentive compensation expense due to Teradata's positive financial performance.
We expect total operating expenses to increase in 2022 as we are accelerating our investments in cloud R&D, go-to-market, and customer success to drive growth and lifetime value with new and existing customers.
Other Expense, net

In millions	2021	2020
Interest income	$6	$4
Interest expense	(26)	(27)
Other	(19)	(17)
Total Other Expense, net	$(39)	$(40)
Other expense, net in 2021 and 2020, is comprised primarily of interest expense on long-term debt and finance leases, as well as benefit costs for our pension and postemployment plans, partially offset by interest income earned on our cash and cash equivalents.
Provision for Income Taxes
The effective income tax rate for the following years ended December 31 was as follows:

	2021	2020
Effective Tax Rate	23.4%	637.5%
The 2021 effective tax rate included a net $8 million of discrete tax benefit, of which $3 million of tax benefit was related to true-up adjustments to reconcile the Company’s 2020 U.S. tax return versus the preliminary estimate as booked in its tax provision for the year ended December 31, 2020 and $2 million of tax benefit related to a reduction in the Transition Tax based on the Company’s amended 2017 tax return. In addition, the Company recognized $4 million of incremental tax benefit related to stock-based compensation. These tax benefits were partially offset by

$1 million of discrete tax expense related to adjustments to the Company’s accrual for unrecognized tax benefits in accordance with FIN 48.
The 2020 effective tax rate included a net $157 million of discrete tax benefit. The net discrete tax benefit of $157 million was recorded and relates to the transfer of foreign intellectual property as more fully described in Note 6 of Notes to Consolidated Financial Statements. In addition, the Company recognized a net $13 million of tax benefit resulting from the CARES Act of 2020, which allows U.S. corporations a one-time opportunity to claim income tax refunds by allowing a 5-year net operating loss ("NOL") carry-back for taxable losses incurred in the tax year 2020. Teradata intends to carry back its 2020 NOL to claim a refund for taxes it paid in 2015, which created a one-time income tax benefit for the difference between the 35% 2015 carry back tax rate and the current 21% federal statutory rate. These tax benefits were partially offset by $9 million tax expense related to stock-based compensation and $4 million of incremental global intangible low-taxed income ("GILTI") tax. These discrete net tax benefits resulted in full-year total income tax benefit in 2020 of $153 million, on a pre-tax net loss of $24 million, causing a tax rate of 637.5%.
The Company is expecting its full-year effective tax rate for 2022 to be approximately 32%, which takes into consideration, among other things, the forecasted earnings mix by jurisdiction and the estimated discrete items to be recognized in 2022. The forecasted tax rate is based on the overseas profits being taxed at an overall effective tax rate of approximately 27%, as compared to the federal statutory tax rate of 21% in the U.S.
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
The following table presents revenue and operating performance by segment for the years ended December 31:

		% of		% of
In millions	2021	Revenue	2020	Revenue
Segment revenue
Americas	$1,044	54.5%	$1,025	55.8%
EMEA	543	28.3%	485	26.4%
APJ	330	17.2%	326	17.8%
Total segment revenue	$1,917	100%	$1,836	100%
Segment gross profit
Americas	$690	66.1%	$631	61.6%
EMEA	337	62.1%	273	56.3%
APJ	188	57.0%	168	51.5%
Total segment gross profit	$1,215	63.4%	$1,072	58.4%
2021 compared to 2020
Americas
Americas revenue increased 2% with no underlying impact from foreign currency fluctuations. An increase in Americas recurring revenue of 8% was partially offset by a decrease of 49% in perpetual software licenses and hardware revenue and a decrease in consulting revenue of 15%. Segment gross profit, as a percentage of revenues, was higher primarily due to an overall higher mix of recurring revenue.
EMEA
EMEA revenue increased 12%, which included a 3% favorable impact from foreign currency fluctuations. An increase of 19% in EMEA recurring revenue and 1% in consulting revenue was partially offset by a decrease of 5% in perpetual software licenses and hardware revenue. EMEA segment gross profit, as a percentage of revenues, was higher primarily due to a higher mix of recurring revenue.
APJ
APJ revenue increased 1%, which included a 3% favorable impact from foreign currency fluctuations. An increase in APJ recurring revenue of 16% was partially offset by a decrease of 24% in perpetual software licenses and hardware revenue and a decrease in consulting revenue of 17%. APJ segment gross profit, as a percentage of revenues, was higher primarily due to a higher mix of recurring revenue.
FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES
Teradata ended 2021 with $592 million in cash and cash equivalents, a $63 million increase from December 31, 2020, after using approximately $244 million for repurchases of Company common stock during the year. Cash provided by operating activities increased by $196 million to $463 million in 2021 compared to 2020. Teradata used approximately $40 million of cash in 2021 for reorganizing and restructuring its operations and go-to-market functions to align to its cloud-first strategy, as compared to $58 million used in 2020 for this purpose. The increase in cash provided by operating activities was primarily due to improved profitability and differences in timing of various components of working capital.
Teradata’s management uses a non-GAAP measure called "free cash flow," which is not a measure defined under GAAP. We define free cash flow as net cash provided by operating activities less capital expenditures for property and equipment and additions to capitalized software. Free cash flow is one measure of assessing the financial performance of the Company, and this may differ from the definition used by other companies. The components that are used to calculate free cash flow are GAAP measures taken directly from the Consolidated Statements of Cash Flows. We believe that free cash flow information is useful for investors because it relates the operating cash flow of the Company to the capital that is spent to continue and improve business operations. In particular, free cash flow indicates the amount of cash available after capital expenditures for, among other things, investments in the Company’s existing businesses, strategic acquisitions, and repurchase of Teradata common stock. Free cash flow does not represent the residual cash flow available for discretionary expenditures since there may be other non-discretionary expenditures that are not deducted from the measure. This non-GAAP measure should not be considered a substitute for, or superior to, cash flows from operating activities under GAAP.
The table below shows net cash provided by operating activities and capital expenditures for the following periods:

In millions	2021	2020
Net cash provided by operating activities	$463	$267
Less:
Expenditures for property and equipment	(28)	(44)
Additions to capitalized software	(3)	(7)
Free cash flow	$432	$216
Financing activities and certain other investing activities are not included in our calculation of free cash flow. There were no other investing activities in 2021 and 2020.
Teradata’s financing activities for the year ended December 31, 2021 primarily consisted of cash outflows of $244 million for share repurchases, repayment of our term loan of $44 million and $92 million of payments on finance leases, partially offset by $24 million net inflows from other financing activities.

Teradata’s financing activities for the year ended December 31, 2020 primarily consisted of cash outflows of $100 million for share repurchases, repayment of our term loan of $25 million and $70 million of payments on finance leases, partially offset by $9 million net inflows from other financing activities.
The Company purchased 5.8 million shares of its common stock at an average price per share of $41.94 in 2021 and 4.8 million shares of its common stock at an average price per share of $20.81 in 2020.
Share repurchases were made under two share repurchase programs initially authorized by our Board of Directors in 2008. The first of these programs (the "dilution offset program") authorizes the Company to repurchase Teradata common stock to the extent of cash received from the exercise of stock options and the Teradata Employee Stock Purchase Plan ("ESPP") to offset dilution from shares issued pursuant to these plans. As of December 31, 2021, under the Company’s second share repurchase program (the "general share repurchase program"), the Company had approximately $1,213 million of authorization remaining to repurchase outstanding shares of Teradata common stock. Share repurchases made by the Company are reported on a trade date basis. As part of its general share repurchase program, on February 9, 2022, the Company entered into a $250 million accelerated share repurchase agreement with JP Morgan as described in more detail in Note 17 of Notes to Consolidated Financial Statements.
Proceeds from the ESPP and the exercise of stock options, net of tax paid for shares withheld upon equity award settlement, were $24 million in 2021 and $9 million in 2020. These proceeds are included in other financing activities, net in the Consolidated Statements of Cash Flows.
Our total cash and cash equivalents held outside the United States in various foreign subsidiaries was $401 million as of December 31, 2021 and $338 million as of December 31, 2020. The remaining balance held in the United States was $191 million as of December 31, 2021 and $191 million as of December 31, 2020. The Company considers a majority of its foreign earnings as not indefinitely reinvested outside the United States. Effective January 1, 2018, the United States moved to a territorial system of international taxation and, as such, will generally not subject future foreign earnings to United States taxation upon repatriation in future years.
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
The Company’s ability to generate positive cash flows from operations is dependent on general economic conditions, competitive pressures, and other business and risk factors described in this Annual Report. If the Company is unable to generate sufficient cash flows from operations, or otherwise to comply with the terms of the credit facility and term loan agreement, the Company may be required to seek additional financing alternatives.
Long-Term Debt. Our long-term debt and minimum debt obligations as of December 31, 2021, including our Credit Facility are discussed in Note 12 of Notes to Consolidated Financial Statements.
Leases. In the normal course of business, the Company enters into operating and finance leases that impact, or could impact, our liquidity. Leases and minimum lease obligations as of December 31, 2021 are described in detail in Note 13 of Notes to Consolidated Financial Statements.
Contractual and Other Commercial Commitments. In the normal course of business, we enter into various contractual obligations that impact, or could impact, our liquidity. The following table and discussion outline our material obligations at December 31, 2021, with projected cash payments in the periods shown:

	Total		2023-	2025-	2027 and
In millions	Amounts	2022	2024	2026	Thereafter
Transition tax	$69	$—	$40	$29	$—
Purchase obligations	611	170	279	162	—
Total transition tax and purchase obligations	$680	$170	$319	$191	$—
Transition tax is the remaining payable balance as of December 31, 2021 of the one-time tax on accumulated foreign earnings resulting from the 2017 Tax Act. The payments associated with this deemed repatriation will be paid over seven years ending in 2025. Purchase obligations are committed purchase orders and other contractual commitments for goods and services and include non-cancelable contractual payments for fixed or minimum amounts to be purchased in relation to service agreements with various vendors for ongoing telecommunications, information technology, hosting and other services.
Additionally, the Company had $43 million of unrecognized tax benefits recorded on its balance sheet as of December 31, 2021, of which $22 million is recorded in non-current liabilities, $2 million is reflected as a current liability in taxes payable, and $19 million is reflected as an offset to deferred tax assets related to certain tax attribute carryforwards. These items are not included in the table of obligations shown above. The settlement period for the non-current income tax liabilities cannot be reasonably estimated as the timing and the amount of the payments, if any, will depend on possible future tax examinations with the various tax authorities. However, the Company expects that $2 million in payments will be due within the next 12 months.
We also have postemployment and international pension obligations that may affect future cash flow. These items are not included in the table of obligations shown above. The Company is also potentially subject to concentration of supplier risk. Our hardware components are assembled exclusively by Flex Ltd. ("Flex"). Flex procures a wide variety of components used in the manufacturing process on our behalf. Although many of these components are available from multiple sources, Teradata utilizes preferred supplier relationships to better ensure more consistent quality, cost, and delivery. Typically, these preferred suppliers maintain alternative processes and/or facilities to ensure continuity of supply. Given the Company’s strategy to outsource its manufacturing activities to Flex and to source certain components from single suppliers, a disruption in production at Flex or at a supplier could impact the timing of customer shipments and/or Teradata’s operating results. In addition, a significant change in the forecasts to any of these preferred suppliers could result in purchase obligations or components that may be in excess of demand. Postemployment and pension obligations are described in detail in "Note 8—Employee Benefit Plans" in the Notes to Consolidated Financial Statements.
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
Revenue Recognition

On January 1, 2018, we adopted ASC Topic 606, Revenue from Contracts with Customers ("ASC 606"). This standard replaced existing revenue recognition rules with a comprehensive revenue measurement and recognition standard and expanded disclosure requirements. Refer to Notes 1 and 3, of our audited consolidated financial statements included in this Annual Report on Form 10-K for discussion of our revenue recognition policies.
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
The Company reviews the standalone selling price on a periodic basis and updates it, when appropriate, to ensure that the practices employed reflect the Company’s recent pricing experience. The Company maintains internal controls over the establishment and updates of these estimates, which includes review and approval by the Company’s management. For the year ended December 31, 2021 there was no material impact to revenue resulting from changes in the standalone selling price, nor does the Company expect a material impact from such changes in the near term.
Income Taxes
In accounting for income taxes, we recognize deferred tax assets and liabilities based on the differences between the financial statement carrying amounts and the tax basis of assets and liabilities. The deferred tax assets and liabilities are determined based on the enacted tax rates expected to apply in the periods in which the deferred tax assets or liabilities are expected to be settled or realized. The Company made an accounting policy election in 2018 related to the 2017 Tax Act to provide for the tax expense related to GILTI in the year the tax is incurred.
Effective January 1, 2018, the United States moved to a territorial system of international taxation, and as such will generally not subject future foreign earnings to United States taxation upon repatriation in future years. The Company considers a majority of its foreign earnings not indefinitely reinvested outside of the United States. However, these distributions may be subject to non-U.S. withholding taxes if profits are distributed from certain jurisdictions; accordingly, the Company has recorded $4 million of deferred foreign tax expense with respect to certain earnings that are not considered permanently reinvested. Deferred taxes have not been provided on earnings considered indefinitely reinvested.
We account for uncertainty in income taxes by prescribing thresholds and attributes for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. We may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. We record any interest and/or penalties related to uncertain tax positions in the income tax expense line on our Consolidated Statements of Income. As of December 31, 2021, the Company has a total of $43 million of unrecognized tax benefits, of which $22 million is included in the other liabilities section of the Company’s consolidated balance sheet as a non-current liability and $2 million is reflected as a current liability in taxes payable. The remaining balance of $19 million of uncertain tax positions relates to certain tax attributes generated by the Company which are netted against the underlying deferred tax assets recorded on the balance sheet.
We regularly review our deferred tax assets for recoverability and establish a valuation allowance if it is more likely than not that some portion or all of a deferred tax asset will not be realized. We have recorded $58 million in 2021 and $51 million in 2020 for valuation allowances, a majority of which offset our California R&D tax credit carryfoward, as the Company expects to continue to generate excess California R&D tax credits into the foreseeable future.
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
Stock-based Compensation
We issue service-based and performance-based restricted share units. We measure compensation cost for service-based restricted share unit awards at fair value and recognize compensation expense over the service period. Our performance-based restricted share units vest only if specific performance conditions are satisfied. The number of shares that will be earned pursuant to our performance-based restricted share unit awards can vary based on actual performance. No shares will vest if the threshold objectives are not met. In the event the objectives are exceeded, additional shares will vest up to a maximum payout. The cost of our performance-based restricted share awards is expensed over the performance period based upon management’s estimate and analysis of the probability of meeting the performance criteria. Because the actual number of shares to be awarded is not known until the end of the performance period, the actual compensation expense related to our performance-based restricted share unit awards could differ from our current expectations. We account for forfeitures for both service-based and performance-based restricted share units as they occur instead of estimating forfeitures at the time of grant and revising those estimates in subsequent periods if actual forfeitures differ from our estimates.
Goodwill and Acquired Intangible Assets
The Company reviews goodwill for impairment annually and whenever events or changes in circumstances indicate the carrying value of goodwill may not be recoverable. For 2019, the Company performed a quantitative impairment test. In this test, the Company compares the fair value of each reporting unit to its carrying value. The Company typically determines the fair value of its reporting units using a weighting of fair values derived from the income and market approaches. Under the income approach, the Company calculates the fair value of a reporting unit based on the present value of estimated future cash flows. The market approach estimates fair value based on market multiples of revenue and earnings derived from comparable companies with similar operating and investment characteristics as the reporting unit. If the fair value of the reporting unit exceeds the carrying value of the net assets assigned to that unit, goodwill is not impaired. If the carrying value of the net assets assigned to the reporting unit exceeds the fair value of the reporting unit, then the Company records an impairment loss equal to the difference. In the fourth quarter of 2021, the Company performed its annual impairment test of goodwill and determined that no impairment to the carrying value of goodwill was necessary.
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
Leases
On January 1, 2019, the Company adopted ASU No. 2016-02, "Leases (Topic 842)", which requires leases with durations greater than twelve months to be recognized on the balance sheet. We determine if a contract contains a lease at inception. Our material operating leases primarily consist of automobiles in certain countries and real estate, including office, storage and parking space. Our operating leases generally have remaining terms of 2-5 years. Our finance leases primarily consist of equipment financed for the purpose of delivering services to our customers and generally have terms of 3 years.
Operating lease assets and liabilities are recognized at the lease commencement date. Operating lease liabilities represent the present value of lease payments not yet paid. Operating lease assets represent our right to use an underlying asset and are based upon the operating lease liabilities adjusted for prepayments or accrued lease payments, initial direct costs, lease incentives, and impairment of operating lease assets. To determine the present value of lease payments not yet paid, when available, we use the rate implicit in the lease. However, real estate leases do not typically provide a readily determinable implicit rate. Therefore, we estimate the incremental borrowing rate to discount the lease payments based on information available at lease commencement. The incremental borrowing rate used in the calculation of the lease liability is based on the secured rate associated with financed lease obligations for each location of leased property. Many of our leases include variable rental escalation clauses which are recognized when incurred. Some of our leases also include renewal options and/or termination options that are factored into the determination of lease payments and lease terms when it is reasonably certain that the Company will exercise these options. Lease agreements do not contain any material residual value guarantees or material restrictive covenants. Leases with an initial term of 12 months or less are not recorded on the balance sheet. Changes in judgments and estimates, such as the likelihood of renewal options, impairments, or the incremental borrowing rate could impact the amounts of assets or liabilities recorded or could impact the amount of cost or expense recognized between periods.
Pension and Postemployment Benefits
We measure pension and postemployment benefit costs and credits using actuarial valuations. Actuarial assumptions attempt to anticipate future events and are used in calculating the expense and liability relating to these plans. These factors include assumptions we make about interest rates, expected investment return on plan assets, total and involuntary turnover rates, and rates of future compensation increases. In addition, our actuarial consultants also use subjective factors such as withdrawal rates and mortality rates to develop our valuations. We review and update these assumptions on an annual basis at the beginning of each fiscal year. We are required to consider current market conditions, including changes in interest rates, in making these assumptions. The actuarial assumptions that we use may differ materially from actual results due to changing market and economic conditions, higher or lower withdrawal rates, or longer or shorter life spans of participants. These differences may result in a significant impact to the measurement of our pension and postemployment benefit obligations and to the amount of pension and postemployment benefits expense we have recorded or may record. For example, as of December 31, 2021, a one-half percent increase/decrease in the discount rate would change the projected benefit obligation of our pension plans by approximately $11 million, and a one-half percent increase/decrease in our involuntary turnover assumption would change our postemployment benefit obligation by approximately $8 million.
RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS
A discussion of recently issued accounting pronouncements is described in "Note 1—Description of Business, Basis of Presentation and Significant Accounting Policies" in the Notes to Consolidated Financial Statements in this Annual Report, and we incorporate such discussion by reference.

Item 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
The Company employs a foreign currency hedging strategy to limit potential losses in earnings or cash flows from adverse foreign currency exchange rate movements. Foreign currency exposures arise from transactions denominated in a currency other than the Company’s functional currency and from foreign denominated revenue and profit translated into U.S. dollars. The Company operates in 32 countries and is exposed to various foreign currencies in the Americas region (North America and Latin America), EMEA region (Europe, Middle East, and Africa) and APJ region (Asia Pacific and Japan). Exposures are hedged with foreign currency forward contracts with maturity dates of twelve months or less. The potential loss in fair value at December 31, 2021, for such contracts resulting from a hypothetical 10% adverse change in all foreign currency exchange rates is approximately $4 million. This loss would be mitigated by corresponding gains on the underlying exposures.
In June 2018, Teradata executed a five-year interest rate swap with a $500 million initial notional amount to hedge the floating interest rate of its term loan, as more fully described in "Note 12 - Debt" in the Notes to Consolidated Financial Statements in this Annual Report. The Company uses interest rate swaps to manage interest rate risks on future interest payments caused by interest rate changes on its variable rate term loan facility. The notional amount of the hedge will step-down according to the amortization schedule of the term loan. The fair value of these contracts and swaps are measured at the end of each reporting period using observable inputs other than quoted prices, specifically market spot and forward exchange rates. The fair value of interest rate swaps recorded in other liabilities at December 31, 2021 was $12 million. A hypothetical 50 basis point increase/decrease in interest rates would result in an increase/decrease to the fair value of the hedge of approximately $2 million.

For additional information regarding the Company’s foreign currency hedging strategy and interest rate swaps, see "Note 9 - Derivative Instruments and Hedging Activities" in the Notes to Consolidated Financial Statements in this Annual Report.

Item 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Teradata Corporation
Opinions on the Financial Statements and Internal Control over Financial Reporting
We have audited the accompanying consolidated balance sheets of Teradata Corporation and its subsidiaries (the "Company") as of December 31, 2021 and 2020, and the related consolidated statements of income (loss), of comprehensive income (loss), of changes in stockholders' equity and of cash flows for each of the three years in the period ended December 31, 2021, including the related notes and financial statement schedule listed in the index appearing under Item 15(a)(2) (collectively referred to as the "consolidated financial statements"). We also have audited the Company's internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2021 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.
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
Revenue Recognition - Evaluation of Nonstandard Terms and Conditions with Customers
As described in Notes 1 and 3 to the consolidated financial statements, the Company has $1,917 million of total revenue for the year ended December 31, 2021, of which a significant portion is generated from revenue with contracts which contain multiple performance obligations. When the Company enters into contracts with multiple performance obligations, management allocates the contract’s transaction price to each performance obligation using the relative standalone selling price of each distinct good or service in the contract. As disclosed by management, revenue recognition for complex contractual arrangements requires judgment, including a review of specific contracts and other factors. Specifically, complex arrangements with nonstandard terms and conditions may require significant contract interpretation to determine the appropriate accounting, including the determination whether promised goods or services are capable of being distinct and distinct within the context of the contract. If these criteria are not met, the promised goods or services are combined with other goods or services and accounted for as a combined performance obligation.
The principal considerations for our determination that performing procedures relating to revenue recognition, specifically related to the evaluation of nonstandard terms and conditions with customers, is a critical audit matter are the significant judgment by management in evaluating the impact of nonstandard terms and conditions with customers on revenue recognition and determining the appropriate revenue recognition. This in turn led to significant auditor judgment, subjectivity, and effort in performing procedures to evaluate the impact of nonstandard terms and conditions on revenue recognition.
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

/s/	PricewaterhouseCoopers LLP
Atlanta, GA
February 25, 2022
We have served as the Company’s auditor since 2007.

TERADATA CORPORATION
Consolidated Statements of Income (Loss)
In millions, except per share amounts

	For the Years Ended December 31
	2021	2020	2019
Revenue
Subscription software licenses	$303	$217	$152
Services and other	1,161	1,092	1,065
Total recurring	1,464	1,309	1,217
Perpetual software licenses, hardware and other	77	107	140
Consulting services	376	420	542
Total revenue	1,917	1,836	1,899
Cost of revenue
Subscription software licenses	12	29	29
Services and other	353	342	302
Total recurring	365	371	331
Perpetual software licenses, hardware and other	43	64	110
Consulting services	323	382	503
Total cost of revenue	731	817	944
Gross profit	1,186	1,019	955
Operating expenses
Selling, general and administrative expenses	646	669	618
Research and development expenses	309	334	327
Total operating expenses	955	1,003	945
Income from operations	231	16	10
Other expense, net
Interest expense	(26)	(27)	(26)
Interest income	6	4	12
Other expense	(19)	(17)	(9)
Total other expense, net	(39)	(40)	(23)
Income (loss) before income taxes	192	(24)	(13)
Income tax expense (benefit)	45	(153)	7
Net income (loss)	$147	$129	$(20)
Net income (loss) per weighted average common share
Basic	$1.35	$1.18	$(0.18)
Diluted	$1.30	$1.16	$(0.18)
Weighted average common shares outstanding
Basic	108.6	109.3	114.2
Diluted	112.9	111.6	114.2
The accompanying notes are an integral part of the consolidated financial statements.

TERADATA CORPORATION
Consolidated Statements of Comprehensive Income (Loss)
In millions

	For the Years Ended December 31
	2021	2020	2019
Net income (loss)	$147	$129	$(20)
Other comprehensive income (loss):
Foreign currency translation adjustments	(12)	7	(10)
Derivatives:
Unrealized gain (loss) on derivatives, before tax	14	(8)	(12)
Unrealized gain (loss) on derivatives, tax portion	(3)	2	3
Unrealized gain (loss) on derivatives, net of tax	11	(6)	(9)
Defined benefit plans:
Reclassification of loss to net income (loss)	11	9	6
Defined benefit plan adjustment, before tax	(2)	(15)	(37)
Defined benefit plan adjustment, tax portion	(3)	3	10
Defined benefit plan adjustment, net of tax	6	(3)	(21)
Other comprehensive income (loss)	5	(2)	(40)
Comprehensive income (loss)	$152	$127	$(60)
The accompanying notes are an integral part of the consolidated financial statements.

TERADATA CORPORATION
Consolidated Balance Sheets
In millions, except per share amounts

	At December 31
	2021	2020
Assets
Current assets
Cash and cash equivalents	$592	$529
Accounts receivable, net	336	331
Inventories	26	29
Other current assets	152	155
Total current assets	1,106	1,044
Property and equipment, net	288	339
Right of use assets - operating lease, net	26	38
Goodwill	396	401
Capitalized contract costs, net	111	98
Deferred income taxes	202	222
Other assets	40	51
Total assets	$2,169	$2,193
Liabilities and stockholders’ equity
Current liabilities
Current portion of long-term debt	$88	$44
Current portion of finance lease liability	77	75
Current portion of operating lease liability	12	15
Accounts payable	67	50
Payroll and benefits liabilities	148	170
Deferred revenue	552	499
Other current liabilities	89	99
Total current liabilities	1,033	952
Long-term debt	324	411
Finance lease liability	53	70
Operating lease liability	18	28
Pension and other postemployment plan liabilities	138	152
Long-term deferred revenue	27	38
Deferred tax liabilities	7	6
Other liabilities	109	136
Total liabilities	1,709	1,793
Commitments and contingencies (Note 10)
Stockholders’ equity
Preferred stock: par value $0.01 per share, 100.0 shares authorized, no shares issued and outstanding at December 31, 2021 and 2020, respectively	—	—
Common stock: par value $0.01 per share, 500.0 shares authorized, 107.2 and 108.8 shares issued and outstanding at December 31, 2021 and 2020, respectively	1	1
Paid-in capital	1,808	1,656
Accumulated deficit	(1,211)	(1,114)
Accumulated other comprehensive loss	(138)	(143)
Total stockholders’ equity	460	400
Total liabilities and stockholders’ equity	$2,169	$2,193
The accompanying notes are an integral part of the consolidated financial statements.

TERADATA CORPORATION
Consolidated Statements of Cash Flows
In millions

	For the Years Ended December 31
	2021	2020	2019
Operating activities
Net income (loss)	$147	$129	$(20)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	149	172	150
Stock-based compensation expense	112	101	83
Deferred income taxes	14	(118)	(3)
Changes in assets and liabilities:
Receivables	(5)	67	190
Inventories	3	2	(3)
Account payables and accrued expenses	17	—	(153)
Deferred revenue	42	4	(62)
Other assets and liabilities	(16)	(90)	(34)
Net cash provided by operating activities	463	267	148
Investing activities
Expenditures for property and equipment	(28)	(44)	(54)
Additions to capitalized software	(3)	(7)	(5)
Net cash used in investing activities	(31)	(51)	(59)
Financing activities
Repayments of long-term borrowings	(44)	(25)	(19)
Repurchases of common stock	(244)	(100)	(300)
Payments of finance leases	(92)	(70)	(33)
Other financing activities, net	24	9	44
Net cash used in financing activities	(356)	(186)	(308)
Effect of exchange rate changes on cash and cash equivalents	(14)	7	(1)
Increase (decrease) in cash, cash equivalents and restricted cash	62	37	(220)
Cash, cash equivalents and restricted cash at beginning of year	533	496	716
Cash, cash equivalents and restricted cash at end of year	$595	$533	$496
Reconciliation of cash, cash equivalents and restricted cash to the Consolidated Balance Sheets
Cash and cash equivalents	$592	$529	$494
Restricted cash	3	4	2
Total cash, cash equivalents and restricted cash	$595	$533	$496
Supplemental cash flow disclosure:
Assets acquired by finance lease	$76	$85	$115
Assets acquired by operating lease	$9	$8	$6
Annual variable incentive payout settled in equity	$17	$—	$—
Cash paid during the year for:
Income taxes	$44	$39	$33
Interest	$26	$27	$26
The accompanying notes are an integral part of the consolidated financial statements.

TERADATA CORPORATION
Consolidated Statements of Changes in Stockholders’ Equity
In millions

	Common Stock		Paid-in	Retained Earnings (Accumulated	Accumulated Other Comprehensive
	Shares	Amount	Capital	Deficit)	(Loss) income	Total
December 31, 2018	117	$1	$1,418	$(823)	$(101)	$495
Net loss	—	—	—	(20)	—	(20)
Employee stock compensation, employee stock purchase programs and option exercises, net of tax	2	—	127	—	—	127
Repurchases of common stock, retired	(8)	—	—	(300)	—	(300)
Pension and postemployment benefit plans, net of tax	—	—	—	—	(21)	(21)
Unrealized loss on derivatives, net of tax	—	—	—	—	(9)	(9)
Currency translation adjustment	—	—	—	—	(10)	(10)
December 31, 2019	111	$1	$1,545	$(1,143)	$(141)	$262
Net income	—	—	—	129	—	129
Employee stock compensation, employee stock purchase programs and option exercises, net of tax	2	—	111	—	—	111
Repurchases of common stock, retired	(5)	—	—	(100)	—	(100)
Pension and postemployment benefit plans, net of tax	—	—	—	—	(3)	(3)
Unrealized loss on derivatives, net of tax	—	—	—	—	(6)	(6)
Currency translation adjustment	—	—	—	—	7	7
December 31, 2020	108	$1	$1,656	$(1,114)	$(143)	$400
Net income	—	—	—	147	—	147
Employee stock compensation, employee stock purchase programs and option exercises, net of tax	5	—	152	—	—	152
Repurchases of common stock, retired	(6)	—	—	(244)	—	(244)
Pension and postemployment benefit plans, net of tax	—	—	—	—	6	6
Unrealized gain on derivatives, net of tax	—	—	—	—	11	11
Currency translation adjustment	—	—	—	—	(12)	(12)
December 31, 2021	107	$1	$1,808	$(1,211)	$(138)	$460
The accompanying notes are an integral part of the consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 1 Description of Business, Basis of Presentation and Significant Accounting Policies
Description of the Business. Teradata Corporation ("we," "us," "Teradata," or the "Company") is a provider of a leading connected multi-cloud data platform for enterprise analytics, focused on helping companies leverage all their data across an enterprise, at scale. Our platform is composed of our data platform – Teradata Vantage – which is designed to run across on-premises, private cloud and public cloud environments. This platform is supported by business consulting and support services that enable customers to extract insights from across a company’s entire data and analytics ecosystem.
Basis of Presentation. The financial statements are presented on a consolidated basis and include the accounts of the Company and its wholly-owned subsidiaries in accordance with accounting principles generally accepted in the United States of America ("GAAP").
Recurring revenue consists of our on-premises and cloud subscriptions, which have varying term lengths from one month to five years. Recurring revenue is intended to depict the revenue recognition model for these subscription transactions. The recurrence of these revenue streams in future periods depends on several factors, including contractual periods and customers' renewal decisions. Perpetual software licenses, hardware and other revenue consists of hardware and perpetual software licenses recognized upfront and revenue related to third party products. Consulting services revenue consists of consulting, implementation and installation services.
Prior period amounts have been revised to conform to the current year presentation. At the beginning of the first quarter of 2021, the Company changed its historical presentation for certain components within its revenue and cost categories. To better reflect the strategy and shift in the business, the Company adopted and revised the presentation beginning in the first quarter of 2021, including reclassifying the following amounts:
•Managed services revenue of $108 million and managed services costs of $80 million for the year ended December 31, 2020 from Recurring to Consulting services.
•Managed services revenue of $111 million and managed services costs of $85 million for the year ended December 31, 2019 from Recurring to Consulting services.
•Third party revenue of $34 million and third party costs of $26 million for the year ended December 31, 2020 from Recurring to Perpetual software licenses, hardware and other.
•Third party revenue of $34 million and third party costs of $26 million for the year ended December 31, 2019 from Recurring to Perpetual software licenses, hardware and other.
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
Teradata delivers its platform and services primarily through direct sales channels, as well as through other independent software vendors and distributors and value-added resellers. Standard payment terms may vary based on the country in which the contract is executed, but are generally between 30 days and 90 days. The following is a description of the principal activities and performance obligations from which the Company generates its revenue:
•Subscriptions - The Company sells on-premises and cloud subscriptions to its customers through its subscription licenses, cloud and hardware rental offerings. Teradata’s on-premises subscription licenses include a right-to-use license and revenue is recognized upfront at a point in time unless the customer has a contractual right to cancel, where revenue is recognized period-to-period based on the cancellation terms. Subscription licenses are reported within the subscription software licenses caption on the Consolidated Statements of Income (Loss). The subscription software license support and unspecified software license upgrade rights on a when-and-if-available basis that are included in the subscription are reported within the recurring services and other caption and recognized ratably over the contract term. Cloud arrangements include a right-to-access software license on third party hosted hardware such as the public cloud. Revenue is recognized ratably, or as consumed, over the contract term and included within the recurring services and other caption. Cloud arrangements typically include a minimum fixed amount that is recognized ratably over the contract term and may include an elastic amount for usage above the minimum, which is recognized monthly based on actual utilization. For the Company's hardware rental offering, the Company owns the hardware and typically finances the hardware to more closely align the use of cash with the expected cash inflows from contracts with customers. The revenue for these arrangements is generally recognized straight-line over the term of the contract and is included within the recurring services and other caption. Hardware rentals are generally accounted for as operating leases and considered outside the scope of Topic 606.
•Perpetual maintenance and software upgrade rights - Revenue for maintenance and unspecified software upgrade rights on a when-and-if-available basis are recognized straight-line over the term of the contract and included within the recurring services and other caption.
•Perpetual software licenses, hardware and other - Revenue for software is generally recognized when the customer has the ability to use and benefit from its right to use the license. Hardware is typically recognized upon delivery once title and risk of loss have been transferred (when control has passed). Other revenue includes the sale of all third-party related products.
•Consulting services - The Company accounts for individual services as separate performance obligations if a service is separately identifiable from other items in a combined arrangement and if a customer can benefit from it on its own or with other resources that are readily available to the customer. Revenue for consulting, managed services, implementation and installation services is recognized as services are provided by measuring progress toward the complete satisfaction of the Company’s obligation. Progress for services that are contracted for at a fixed price is generally measured based on hours incurred as a portion of total estimated hours. Progress for services that are contracted for on a time and materials basis is generally based on hours expended. These input methods (e.g. hours incurred or expended) of revenue recognition are considered a faithful depiction of our efforts to satisfy services contracts and therefore reflect the transfer of services to a customer under such contracts.
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
Long-Lived Assets
Property and Equipment. Property and equipment, leasehold improvements and rental equipment are stated at cost less accumulated depreciation. Depreciation is computed over the estimated useful lives of the related assets primarily on a straight-line basis. The Company's estimate of depreciation expense incorporates management assumptions regarding the useful economic lives and residual values of its assets. Equipment is generally depreciated over 3 to 5 years and buildings over 25 to 45 years. Leasehold improvements are depreciated over the life of the lease or the asset, whichever is shorter. Customer rental equipment is typically depreciated over the associated customer rental period, which is typically 3 years. Total depreciation expense on the Company’s property and equipment for December 31 was as follows:

In millions	2021	2020	2019
Depreciation expense	$139	$138	$104
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
Costs incurred for the development of analytic database software that will be sold, leased or otherwise marketed are expensed as incurred based on the frequency and agile nature of development. The Company uses agile development methodologies to help respond to new technologies and trends and rapidly changing customer needs. Agile development methodologies are characterized by a more dynamic development process with more frequent and iterative revisions to a product release features and functions as the software is being developed. Due to the shorter development cycle and focus on rapid production associated with agile development, the Company did not capitalize any amounts for external-use software development costs in 2021, 2020 and 2019 due to the relatively short duration between the completion of the working model and the point at which a product is ready for general release.
The following table identifies the activity relating to capitalized software for the following periods:

	Internal-use Software			External-use Software
In millions	2021	2020	2019	2021	2020	2019
Beginning balance at January 1	$13	$13	$15	$—	$23	$57
Capitalized	3	7	5	—	—	—
Amortization	(6)	(7)	(7)	—	(23)	(34)
Ending balance at December 31	$10	$13	$13	$—	$—	$23
The aggregate amortization expense (actual and estimated) for internal-use software for the following periods is:

	Actual	For the years ended (estimated)
In millions	2021	2022	2023	2024	2025	2026
Internal-use software amortization expense	$6	$5	$4	$3	$3	$3
Valuation of Long-Lived Assets. Long-lived assets such as property and equipment, acquired intangible assets and internal capitalized software are reviewed for impairment when events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. An impairment is calculated based on the present value of future cash flows and an impairment loss would be recognized when estimated future undiscounted cash flows expected to result from the use of the asset and its eventual disposition are less than the carrying amount. No impairment was recognized during 2021.
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
Leases. In February 2016, the FASB issued guidance, which requires a lessee to account for leases as finance or operating leases. Both types of leases will result in the lessee recognizing a right-of-use asset and a corresponding lease liability on its balance sheet, with differing methodology for income statement and cash flow recognition. For lessors, the standard modifies the classification criteria and the accounting for sales-type and direct financing leases. Entities will classify leases to determine how to recognize lease-related revenue and expense. The Company adopted the new standard as of January 1, 2019 using the modified retrospective adoption approach utilizing the optional transition method with prior periods not recast and have elected certain of the practical expedients allowed under the standard. See Note 13 for more information.
Pension and Postemployment Benefits. The Company accounts for its pension benefit and its non-U.S. postemployment benefit obligations using actuarial models. The measurement of plan obligations was made as of December 31, 2021. Liabilities are computed using the projected unit credit method. The objective under this method is to expense each participant’s benefits under the plan as they accrue, taking into consideration salary increases and the plan’s benefit allocation formula. Thus, the total pension or postemployment benefit to which each participant is expected to become entitled is broken down into units, each associated with a year of past or future credited service.
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
Income Taxes. Income tax expense is provided based on income before income taxes in the various jurisdictions in which the Company conducts its business. Deferred income taxes reflect the impact of temporary differences between assets and liabilities recognized for financial reporting purposes and such amounts recognized for tax purposes. These deferred taxes are determined based on the enacted tax rates expected to apply in the periods in which the deferred assets or liabilities are expected to be settled or realized. The Company made an accounting policy election in 2018 related to the 2017 Tax Act to provide for the tax expense related to global intangible low-taxed income ("GILTI") in the year the tax is incurred. Teradata recognizes tax benefits from uncertain tax positions only if it is more likely than not the tax position will be sustained on examination by taxing authorities, based on the technical merits of the position. The Company records valuation allowances related to its deferred income tax assets when it is more likely than not that some portion or all the deferred income tax assets will not be realized. See Note 6 for additional information.
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
The components of basic and diluted earnings (loss) per share for the years ended December 31 are as follows:

In millions, except earnings (loss) per share	2021	2020	2019
Net income (loss) attributable to common stockholders	$147	$129	$(20)
Weighted average outstanding shares of common stock	108.6	109.3	114.2
Dilutive effect of employee stock options, restricted shares and other stock awards	4.3	2.3	—
Common stock and common stock equivalents	112.9	111.6	114.2
Earnings (loss) per share:
Basic	$1.35	$1.18	$(0.18)
Diluted	$1.30	$1.16	$(0.18)
For 2019 due to the net loss attributable to Teradata common stockholders, potential common shares that would cause dilution, such as employee stock options, restricted shares and other stock awards, have been excluded from the diluted share count because their effect would have been anti-dilutive. For 2019 the fully diluted shares would have been 115.5 million.
Options to purchase 0.2 million shares in 2021 and 2 million shares in 2020 and 2019 of common stock, were not included in the computation of diluted earnings per share because their exercise prices were greater than the average market price of the common shares and, therefore, the effect would have been anti-dilutive.
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
The Company assessed Accounting Standards Updates not listed above and determined that they were not applicable or were not expected to have a material impact on the Company's financial statements.
Recently Adopted Guidance
Accounting for Income Taxes. In December 2019, the FASB issued new guidance to simplify the accounting for income taxes. The new guidance changes various subtopics of accounting for income taxes including, but not limited to, accounting for "hybrid" tax regimes, tax basis step-up in goodwill obtained in a transaction that is not a business combination, intra-period tax allocation exception to incremental approach, ownership changes in investments, interim-period accounting for enacted changes in tax law, and year-to-date loss limitation in interim-period tax accounting. We adopted the guidance in the first quarter of 2021. The adoption did not have a material impact on our consolidated financial statements or related disclosures.

Note 2 Supplemental Financial Information

	At December 31
In millions	2021	2020
Accounts receivable
Trade	$344	$342
Other	1	3
Accounts receivable, gross	345	345
Less: allowance for doubtful accounts	(9)	(14)
Total accounts receivable, net	$336	$331
Inventories
Finished goods	$17	$18
Service parts	9	11
Total inventories	$26	$29
Other current assets
Income tax receivable	$85	$74
Other	67	81
Total other current assets	$152	$155
Property and equipment
Land	$8	$8
Buildings and improvements	90	91
Finance lease assets	329	252
Machinery and other equipment	463	516
Property and equipment, gross	890	867
Less: accumulated depreciation	(602)	(528)
Total property and equipment, net	$288	$339
Other current liabilities
Sales and value-added taxes	$31	$33
Pension and other postemployment plan liabilities	14	12
Other	44	54
Total other current liabilities	$89	$99
Deferred revenue
Deferred revenue, current	$552	$499
Long-term deferred revenue	27	38
Total deferred revenue	$579	$537
Other long-term liabilities
Transition tax	$69	$82
Uncertain tax positions	22	18
Other	18	36
Total other long-term liabilities	$109	$136

Note 3 Revenue from Contracts with Customers
Disaggregation of Revenue from Contracts with Customers
The following table presents a disaggregation of revenue for the years ended December 31:

In millions	2021	2020	2019
Americas
Recurring	$879	$813	$797
Perpetual software licenses and hardware	24	47	50
Consulting services	141	165	210
Total Americas	1,044	1,025	1,057
EMEA
Recurring	371	312	254
Perpetual software licenses and hardware	37	39	58
Consulting services	135	134	180
Total EMEA	543	485	492
APJ
Recurring	214	184	166
Perpetual software licenses and hardware	16	21	32
Consulting services	100	121	152
Total APJ	330	326	350
Total Revenue	$1,917	$1,836	$1,899
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

In millions	December 31, 2021	December 31, 2020
Accounts receivable, net	$336	$331
Contract assets	$10	$11
Current deferred revenue	$552	$499
Long-term deferred revenue	$27	$38
Revenue recognized during the year ended December 31, 2021 from amounts included in deferred revenue at the beginning of the period was approximately $497 million.
Transaction Price Allocated to Unsatisfied Obligations

The following table includes estimated revenue expected to be recognized in the future related to the Company's unsatisfied (or partially satisfied) obligations at December 31, 2021:

In millions	Total at December 31, 2021	Year 1	Year 2 and Thereafter
Remaining unsatisfied obligations	$2,629	$1,623	$1,006
The amounts above represent the price of firm orders for which work has not been performed or goods have not been delivered and exclude unexercised contract options outside the stated contractual term that do not represent material rights to the customer. Although the Company believes that the contract value in the above table is firm, approximately $1,547 million of the amount includes customer-only general cancellation for convenience terms that the Company is contractually obligated to perform unless the customer notifies the Company otherwise. The Company expects to recognize revenue of approximately $479 million in the next year from contracts that are non-cancelable. The Company believes the inclusion of this information is important to understanding the obligations that the Company is contractually required to perform and provides useful information regarding remaining obligations related to these executed contracts.
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

In millions	December 31, 2020	Capitalized	Amortization	December 31, 2021
Capitalized contract costs	$98	$58	$(45)	$111
In millions	December 31, 2019	Capitalized	Amortization	December 31, 2020
Capitalized contract costs	$91	$40	$(33)	$98
Note 5 Goodwill
The following table identifies the activity relating to goodwill by operating segment:

In millions	Balance at December 31, 2020	Currency Translation Adjustments	Balance at December 31, 2021
Goodwill
Americas	$253	$—	$253
EMEA	92	(2)	90
APJ	56	(3)	53
Total goodwill	$401	$(5)	$396
In the fourth quarter of 2021, the Company performed its annual impairment test and determined that no impairment to the carrying value of goodwill was necessary. The Company reviewed its three reporting units in its 2021 goodwill impairment assessment, as each of the geographic operating segments were considered separate reporting units for purposes of testing. Based on the Company's evaluation and weighting of the events and circumstances that have occurred since the most recent quantitative test, the Company concluded that it was not more likely than not that each reporting unit's fair value was below its carrying value. Therefore, the Company determined that it was not necessary to perform a quantitative goodwill impairment test for the reporting units in 2021.

Note 6 Income Taxes
For the years ended December 31, income (loss) before income taxes consisted of the following:

In millions	2021	2020	2019
Income (loss) income before income taxes
United States	$67	$(41)	$(85)
Foreign	125	17	72
Total income (loss) before income taxes	$192	$(24)	$(13)
For the years ended December 31, income tax expense (benefit) consisted of the following:

In millions	2021	2020	2019
Income tax expense (benefit)
Current
Federal	$(1)	$(45)	$(3)
State and local	5	1	—
Foreign	27	9	13
Deferred
Federal	3	34	(10)
State and local	1	6	(1)
Foreign	10	(158)	8
Total income tax expense (benefit)	$45	$(153)	$7
Effective income tax rate	23.4%	637.5%	(53.8%)
The following table presents the principal components of the difference between the effective tax rate and the United States federal statutory income tax rate for the years ended December 31:

	2021	2020	2019
Income tax expense at the U.S. federal tax rate	21.0%	21.0%	21.0%
Foreign income tax differential	2.8%	(20.8)%	(49.2)%
U.S. tax on foreign earnings	0.3%	(16.7)%	(8.4)%
State and local income taxes	(1.3)%	25.0%	58.2%
U.S. permanent book/tax differences	(2.3)%	(4.2)%	(17.0)%
U.S. research and development tax credits	(2.6)%	25.0%	68.5%
Change in valuation allowance	3.2%	(25.0)%	(49.1)%
Tax impact of NOL carry-back under the CARES act.	—%	79.2%	—%
Tax impact of stock compensation	0.8%	(66.7)%	(49.3)%
Deferred tax impact from intra-entity IP transfer	—%	654.2%	—%
Tax Impact of uncertain tax positions	2.0%	(29.2)%	(24.6)%
Other, net	(0.5)%	(4.3)%	(3.9)%
Effective income tax rate	23.4%	637.5%	(53.8)%
The 2021 effective tax rate included a net $8 million of discrete tax benefit, of which $3 million of tax benefit was related to true-up adjustments to reconcile the Company’s 2020 U.S. tax return versus the preliminary estimate as booked in its tax provision for the year ended December 31, 2020 and $2 million of tax benefit related to a reduction in the Transition Tax based on the Company’s amended 2017 tax return. In addition, the Company recognized $4 million of incremental tax benefit related to stock-based compensation. These tax benefits were partially offset by $1 million of discrete tax expense related to adjustments to the Company’s accrual for unrecognized tax benefits in accordance with FIN 48.
The 2020 effective tax rate included $157 million of net discrete tax benefit. A discrete tax benefit of $157 million related to the transfer of foreign intellectual property was recorded in 2020 as more fully described below. In addition, the Company recognized a net $13 million of tax benefit resulting from the CARES Act of 2020, which allows U.S. corporations a one-time opportunity to claim income tax refunds by allowing a 5-year net operating loss ("NOL") carry-back for taxable losses incurred in the tax year 2020. Teradata intends to carry back its 2020 NOL to claim a refund for taxes it paid in 2015, which created a one-time income tax benefit for the difference between the 35% 2015 carry back tax rate and the current 21% federal statutory rate. These tax benefits were partially offset by $9 million tax expense related to stock-based compensation and $4 million of incremental GILTI tax. These discrete net tax benefits resulted in full-year total income tax benefit in 2020 of $153 million, on a pre-tax net loss of $24 million, causing a tax rate of 637.5%.
On January 1, 2020, we transferred certain of our intellectual property among our wholly-owned subsidiaries, which resulted in the recognition of deferred tax assets of $157 million. The recognition of deferred tax assets from intra-entity transfers of intellectual property required the Company to make significant estimates and assumptions to determine the fair value of such intellectual property, using a discounted cash flow model. Significant assumptions in valuing the intellectual property include, but are not limited to, internal revenue and expense forecasts, and the discount rate. The sustainability of its future tax benefits is dependent upon the acceptance of these valuation estimates and assumptions by the taxing authorities.
The 2019 effective tax rate was impacted by $3 million tax expense related to stock-based compensation and $3 million of incremental GILTI tax, which resulted in full-year income tax expense in 2019 of $7 million, on a pre-tax net loss of $13 million, causing a negative tax rate of 53.8%.
Deferred income tax assets and liabilities included in the balance sheets at December 31 were as follows:

In millions	2021	2020
Deferred income tax assets
Employee pensions and other liabilities	$65	$62
Other balance sheet reserves and allowances	8	13
Operating lease liabilities	7	10
Tax loss and credit carryforwards	86	105
Deferred revenue	6	7
Intangibles and capitalized software	159	155
Total deferred income tax assets	331	352
Valuation allowance	(58)	(51)
Net deferred income tax assets	273	301
Deferred income tax liabilities
Right of use assets - operating lease	6	9
Property and equipment	41	52
Other	31	25
Total deferred income tax liabilities	78	86
Total net deferred income tax assets	$195	$215
As of December 31, 2021, Teradata has NOL and tax credit carryforwards totaling $86 million (tax effected and before any valuation allowance offset and application of recognition criteria for uncertain tax positions). Of the total tax carryforwards, $7 million are NOLs in the United States and certain foreign jurisdictions, a small portion of which will begin to expire in 2023; $6 million are United States foreign tax credit carryforwards which expire in 2029, which have a $5 million valuation allowance offset; $3 million are federal R&D credits, which will begin to expire in 2040; and $70 million are California R&D tax credits that have an indefinite carryforward period, which have a $51 million valuation allowance offset and $18 million of FIN 48 reserve recorded.
The Company considers a majority of its foreign earnings to not be indefinitely reinvested outside of the United States, and any distributions of profits from non-U.S. subsidiaries are not expected to cause a significant United States tax impact in the future. However, these distributions may be subject to non-U.S. withholding taxes if profits are distributed from certain jurisdictions. The Company has recorded $4 million of deferred foreign withholding tax expense with respect to certain earnings which are not considered permanently reinvested as they would be taxable upon remittance. Deferred taxes have not been provided on earnings considered indefinitely reinvested.

The Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The Company reflects any interest and penalties recorded in connection with its uncertain tax positions as a component of income tax expense.
As of December 31, 2021, the Company’s uncertain tax positions totaled approximately $43 million, of which $22 million is reflected in the other liabilities section of the Company’s balance sheet as a non-current liability and $2 million is reflected as a current liability within taxes payable. The remaining balance of $19 million of uncertain tax positions relates to certain tax attributes generated by the Company, which are netted against the underlying deferred tax assets recorded on the balance sheet. The entire balance of $43 million in uncertain tax positions would cause a decrease in the effective income tax rate upon recognition. Teradata has recorded $3 million of interest accruals related to its uncertain tax liabilities as of December 31, 2021.
Below is a roll-forward of the Company’s liability related to uncertain tax positions at December 31:

In millions	2021	2020
Balance at January 1	$39	$37
Gross increases for prior period tax positions	5	6
Gross increases for current period tax positions	3	2
Decreases due to the lapse of applicable statute of limitations	(4)	(2)
Decreases relating to settlements with taxing authorities	—	(4)
Balance at December 31	$43	$39
The Company and its subsidiaries file income tax returns in the United States and various state jurisdictions, as well as numerous foreign jurisdictions. As of December 31, 2021, the Company has ongoing tax audits in a limited number of state and foreign jurisdictions. However, no material adjustments have been proposed or made in any of these examinations to date, which would result in any incremental income tax expense in future periods to the Company. The Company's tax returns for years 2018-2021 are still open for assessment by tax authorities in its major jurisdictions.
Note 7 Employee Stock-based Compensation Plans
The Company recorded stock-based compensation expense for the years ended December 31 as follows:

In millions	2021	2020	2019
Stock options	$—	$1	$3
Restricted share units	109	98	77
Employee stock repurchase program	3	2	3
Total stock-based compensation before income taxes	112	101	83
Tax benefit	(19)	(5)	(10)
Total stock-based compensation, net of tax	$93	$96	$73
The Teradata Corporation 2007 Stock Incentive Plan (the "2007 SIP"), as amended, and the Teradata 2012 Stock Incentive Plan (the "2012 SIP"), as amended, provide for the grant of several different forms of stock-based compensation. The 2012 SIP was adopted and approved by stockholders in April 2012 and no further awards may be made under the 2007 SIP after that time. A total of approximately 31.4 million shares were authorized to be issued under the 2012 SIP. In May 2020, the Teradata Board of Directors adopted the Teradata New Employee Stock Inducement Plan (the "NESIP"), effective June 1, 2020. Pursuant to the NESIP, the Company may grant equity incentive compensation as a material inducement for certain individuals to commence employment with Teradata within the meaning of Rule 303A.08 of the NYSE Listed Company Manual. A total of 2.2 million shares are reserved for grant under the NESIP, the Teradata Incentive Stock Purchase Plan, and new CEO award, subject to adjustment as provided in the NESIP. The NESIP is scheduled to terminate on June 1, 2023, or such earlier date that the Board shall determine.
New shares of the Company’s common stock are issued as a result of the vesting of restricted share units and stock option exercises and at the time of grant for restricted shares, for awards under all plans.

As of December 31, 2021, the Company’s primary types of stock-based compensation were restricted shares, restricted share units and the employee stock purchase program (the "ESPP").
Stock Options
No options were granted in 2021, 2020 and 2019.
The following table summarizes the Company's stock option activity for the year ended December 31, 2021:

Shares in thousands	Shares Under Option	Weighted-Average Exercise Price per Share	Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in millions)
Outstanding at January 1, 2021	1,788	$40.14	3.30	$—
Granted	—	$—
Exercised	(836)	$36.82
Canceled	(139)	$54.33
Forfeited	(32)	$41.35
Outstanding at December 31, 2021	781	$41.12
Fully vested and expected to vest at December 31, 2021	781	$41.12	2.70	$5
Exercisable at December 31, 2021	781	$41.12	2.70	$5
The following table summarizes the total intrinsic value of options exercised and the cash received by the Company from option exercises under all share-based payment arrangements at December 31:

In millions	2021	2020	2019
Intrinsic value of options exercised	$12	$—	$9
Cash received from option exercises	$31	$—	$32
Tax benefit realized from option exercises	$2	$—	$2
Restricted Shares and Restricted Share Units
The 2012 SIP provides for the issuance of restricted shares, as well as restricted share units. These grants consist of both service-based and performance-based awards. Service-based awards typically vest over a three-year period beginning on the effective date of grant. These grants are not subject to future performance measures. The cost of these awards, determined to be the fair market value at the date of grant, is expensed ratably over the vesting period. Performance-based grants are subject to future performance measurements over a one-to three-year period. All performance-based shares that are earned in respect of an award will become vested at the end of the performance and/or service period provided the employee is continuously employed by the Company and applicable performance measures and other vesting conditions are met. The fair value of each performance-based award is determined on the grant date, based on the Company’s stock price, and assumes that performance targets will be achieved. Over the performance period, the number of shares of stock that will be issued is adjusted upward or downward based upon management’s assessment of the probability of achievement of performance targets. The ultimate number of shares issued and the related compensation cost recognized as expense will be based on a comparison of the final achievement of performance metrics to the specified targets. For substantially all restricted share grants, at the date of grant, the recipient has all rights of a stockholder, subject to certain restrictions on transferability and a risk of forfeiture. A recipient of restricted share units does not have the rights of a stockholder and is subject to restrictions on transferability and risk of forfeiture. For both restricted share grants and restricted share units, any potential dividend rights would be subject to the same vesting requirements as the underlying equity award. As a result, such rights are considered a contingent transfer of value and consequently these equity awards are not considered participating securities.

The following table reports restricted shares and restricted share unit activity during the year ended December 31, 2021:

Shares in thousands	Number of Shares	Weighted- Average Grant Date Fair Value per Share
Unvested shares at January 1, 2021	7,512	$27.00
Granted	4,545	$41.18
Vested	(3,538)	$30.94
Forfeited/canceled	(1,148)	$30.01
Unvested shares at December 31, 2021	7,371	$33.38
The following table summarizes the weighted-average fair value of restricted share units granted for Teradata equity awards and the total fair value of shares vested.

	2021	2020	2019
Weighted-average fair value of restricted share units granted	$41.18	$20.74	$44.13
Total fair value of shares vested (in millions)	$93	$80	$41
As of December 31, 2021, there was $144 million of unrecognized compensation cost related to unvested restricted share grants. The unrecognized compensation cost is expected to be recognized over a remaining weighted-average period of 1.0 years.
The following table represents the composition of Teradata restricted share unit grants in 2021:

Shares in thousands	Number of Shares	Weighted- Average Grant Date Fair Value
Service-based restricted share units	3,801	$41.26
Performance-based restricted share units	744	$40.79
Total restricted share unit grants	4,545	$41.18
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
The ESPP was amended as of August 2, 2021 to move from monthly purchases to purchases at the end of the 6-month purchase period. Additionally, a look-back feature was added to the plan whereby the purchase discount is based off the lower of the market prices at the beginning or end of each 6-month purchase period (September to February, and March to August). The ESPP discount remains at 15% of the relevant market price and is considered compensatory.
Employees may authorize payroll deductions of up to 10% of eligible compensation for common stock purchases. A total of 7 million shares were authorized to be issued under the ESPP, with approximately 1.1 million shares remaining under that authorization at December 31, 2021. The shares of Teradata common stock purchased by a participant on an exercise date (the last day of each month), for all purposes, are deemed to have been issued and sold at the close of business on such exercise date. Prior to that time, none of the rights or privileges of a stockholder exists with respect to such shares. Employee purchases and aggregate cost were as follows at December

31:

In millions	2021	2020	2019
Employee stock purchases	0.3	0.7	0.6
Aggregate cost	$10	$14	$20
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
Pension and postemployment benefit costs for the years ended December 31 were as follows:

	2021		2020		2019
In millions	Pension	Postemployment	Pension	Postemployment	Pension	Postemployment
Service cost	$7	$11	$7	$11	$7	$11
Interest cost	1	1	2	1	3	1
Expected return on plan assets	(2)	—	(2)	—	(2)	—
Settlement charge	—	—	1	—	—	—
Curtailment gain	(2)	—	—	—	—	—
Amortization of actuarial loss	3	8	2	7	1	5
Total costs	$7	$20	$10	$19	$9	$17

The underfunded amount of pension and postemployment obligations is recorded as a liability in the Company’s consolidated balance sheet. The following tables present the changes in benefit obligations, plan assets, funded status and the reconciliation of the funded status to amounts recognized in the consolidated balance sheets and in accumulated other comprehensive income at December 31:

	Pension		Postemployment
In millions	2021	2020	2021	2020
Change in benefit obligation
Benefit obligation at January 1	$164	$149	$64	$61
Service cost	7	7	11	11
Interest cost	1	2	1	1
Plan participant contributions	1	1	—	—
Actuarial (gain) loss	(7)	14	10	12
Benefits paid	—	(1)	(18)	(24)
Curtailment	(2)	(5)	—	—
Settlement	(10)	(11)	—	—
Plan Amendment	—	—	—	3
Currency translation adjustments	(11)	8	—	—
Benefit obligation at December 31	$143	$164	$68	$64
Change in plan assets
Fair value of plan assets at January 1	$72	$69	$—	$—
Actual return on plan assets	2	4	—	—
Company contributions	7	5	—	—
Benefits paid	—	(1)	—	—
Currency translation adjustments	(5)	5	—	—
Plan participant contribution	1	1	—	—
Settlements	(10)	(11)	—	—
Fair value of plan assets at December 31	67	72	—	—
Funded status (underfunded)	$(76)	$(92)	$(68)	$(64)
Amounts Recognized in the Consolidated Balance Sheet
Non-current assets	$8	$8	$—	$—
Current liabilities	(2)	(2)	(12)	(10)
Non-current liabilities	(82)	(98)	(56)	(54)
Net amounts recognized	$(76)	$(92)	$(68)	$(64)
Amounts Recognized in Accumulated Other Comprehensive Income (Loss)
Unrecognized Net actuarial loss	$19	$31	$69	$66
Unrecognized Prior service cost	—	—	4	5
Total	$19	$31	$73	$71
The following table presents the accumulated pension benefit obligation at December 31:

In millions	2021	2020
Accumulated pension benefit obligation	$134	$153
The following table presents pension plans with accumulated benefit obligations in excess of plan assets at December 31:

In millions	2021	2020
Projected benefit obligation	$115	$132
Accumulated benefit obligation	$109	$123
Fair value of plan assets	$31	$33

The following table presents the pre-tax net changes in projected benefit obligations recognized in other comprehensive income:

	Pension		Postemployment
In millions	2021	2020	2021	2020
Actuarial (gain) loss arising during the year	$(9)	$7	$10	$15
Amortization of loss included in net periodic benefit cost	(3)	(2)	(8)	(7)
Recognition of gain (loss) due to curtailment	2	(5)	—	—
Recognition of loss due to settlement	—	(2)	—	—
Foreign currency exchange	(2)	3	—	—
Total recognized in other comprehensive income (loss)	$(12)	$1	$2	$8
The weighted-average rates and assumptions used to determine benefit obligations at December 31, and net periodic benefit cost for the years ended December 31, were as follows:

	Pension Benefit Obligations		Pension Benefit Cost
	2021	2020	2021	2020	2019
Discount rate	1.3%	0.9%	0.9%	1.2%	2.2%
Rate of compensation increase	3.0%	2.8%	2.9%	3.0%	3.4%
Expected return on plan assets	N/A	N/A	3.4%	3.5%	3.0%
Interest crediting rate assumption	0.9%	0.9%	0.9%	0.9%	0.8%
	Postemployment Benefit Obligations		Postemployment Benefit Cost
	2021	2020	2021	2020	2019
Discount rate	2.0%	1.6%	1.6%	1.8%	2.5%
Rate of compensation increase	3.0%	3.0%	3.0%	3.0%	3.0%
Involuntary turnover rate	4.0%	3.5%	3.5%	3.0%	2.5%
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
Gains and losses have resulted from changes in actuarial assumptions and from differences between assumed and actual experience, including, among other items, changes in discount rates and differences between actual and assumed asset returns. These gains and losses (except those differences being amortized to the market-related value) are only amortized to the extent that they exceed 10% of the higher of the market-related value of plan assets or the projected benefit obligation of each respective plan. Amortization of deferred gains and losses are recognized in the Consolidated Statements of Income (Loss) as a component of Other expense.

Plan Assets. The weighted-average asset allocations at December 31, by asset category are as follows:

	Actual Asset Allocation as of December 31		Target Asset
	2021	2020	Allocation
Equity securities	33%	34%	32%
Debt securities	53%	44%	54%
Insurance (annuity) contracts	11%	12%	11%
Real estate	3%	8%	3%
Other	—%	2%	—%
Total	100%	100%	100%
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
The following is a description of the valuation methodologies used for pension assets as of December 31, 2021.
Common/collective trust funds (which include money market funds, equity funds, bond funds, real estate indirect investments, etc.): Valued at the net asset value ("NAV") of shares held by the pension plan at year end, as reported to the pension plan by the trustee, which represents the fair value of shares held by the pension plan. Because the NAV of the shares held in the common/collective trust funds are derived by the value of the underlying investments, the Company has classified these underlying investments as Level 2 fair value measurements.
Insurance contracts: Valued by discounting the related future benefit payments using a current year-end market discount rate, which represents the fair value of the insurance contract. The Company has classified these contracts as Level 3 assets for fair value measurement purposes.
The following table sets forth by level, within the fair value hierarchy, the pension plan assets at fair value as of December 31,

2021:

		Fair Value Measurements at Reporting Date Using
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
In millions	December 31, 2021	(Level 1)	(Level 2)	(Level 3)
Equity funds	$22	$—	$22	$—
Bond/fixed-income funds	36	—	36	—
Real estate indirect investments	2	—	2	—
Insurance contracts	7	—	—	7
Total assets at fair value	$67	$—	$60	$7
The table below sets forth a summary of changes in the fair value of the pension plan level 3 assets for the year ended December 31, 2021:

In millions	Insurance Contracts
Balance as of January 1, 2021	$8
Purchases, sales and settlements, net	(1)
Balance as of December 31, 2021	$7
The following table sets forth by level, within the fair value hierarchy, the pension plan assets at fair value as of December 31, 2020:

		Fair Value Measurements at Reporting Date Using
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
In millions	December 31, 2020	(Level 1)	(Level 2)	(Level 3)
Money market funds	$1	$—	$1	$—
Equity funds	25	—	25	—
Bond/fixed-income funds	32	—	32	—
Real estate indirect investments	6	—	6	—
Insurance contracts	8	—	—	8
Total assets at fair value	$72	$—	$64	$8
The table below sets forth a summary of changes in the fair value of the pension plan level 3 assets for the year ended December 31, 2020:

In millions	Insurance Contracts
Balance as of January 1, 2020	$8
Purchases, sales and settlements, net	—
December 31, 2020	$8
Cash Flows Related to Employee Benefit Plans
Cash Contributions. In 2022, the Company expects to contribute approximately $3 million to the international pension plans.

Estimated Future Benefit Payments. The Company expects to make the following benefit payments, estimated based on the assumptions used to measure the Company's benefit obligation at the end of the year, reflecting past and future service from its pension and postemployment plans:

	Pension	Postemployment
In millions	Benefits	Benefits
Year
2022	$6	$12
2023	$6	$12
2024	$6	$12
2025	$7	$12
2026	$7	$12
2026 - 2030	$39	$58
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

In millions	2021	2020	2018
U.S. savings plan	$16	$19	$21
International subsidiary savings plans	$14	$13	$16
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
In June 2018, Teradata executed a five-year interest rate swap with a $500 million initial notional amount to hedge the floating interest rate of its Term Loan, as more fully described in Note 12. The Company uses interest rate swaps to manage interest rate risks on future interest payments caused by interest rate changes on its variable rate term loan. The notional amount of the hedge will step-down according to the amortization schedule of the term loan. The notional amount of the hedge was $413 million as of December 31, 2021.
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

The following table identifies the contract notional amount of the Company’s hedging instruments at December 31:

In millions	2021	2020
Contract notional amount of foreign exchange forward contracts	$110	$90
Net contract notional amount of foreign exchange forward contracts	$41	$29
Contract notional amount of interest rate swap	$413	$456
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
Note 10 Commitments and Contingencies
Legal Proceedings
In the ordinary course of business, the Company is subject to proceedings, lawsuits, governmental investigations, claims and other matters, including those that relate to the environment, health and safety, employee benefits, export compliance, intellectual property, tax matters and other regulatory compliance and general matters. It is not currently a party to any litigation, nor is it aware of any pending or threatened litigation against it that the Company believes would materially affect its business, operating results, financial condition or cash flows, other than the following.
On June 19, 2018, the Company and certain of its subsidiaries filed a lawsuit (the "TD-SAP 1" suit) in the U.S. District Court for the Northern District of California against SAP SE, SAP America, Inc., and SAP Labs, LLC (collectively, "SAP"). In the TD-SAP 1 lawsuit, the Company alleged, among other things, that SAP misappropriated certain of the Company’s trade secrets within the Company’s enterprise data analytics and warehousing products and used such trade secrets to help develop, improve, introduce, and sell one or more competing products. The Company further alleged that SAP employed anticompetitive practices using its substantial market position in the enterprise resource planning applications market to pressure the Company’s customers and prospective customers to use one or more of SAP's competing products and reduce or eliminate customers' and prospective customers' use of the Company's offerings. The Company sought an injunction barring SAP’s alleged conduct, monetary damages, and other available legal and equitable relief. In July 2019, SAP filed patent infringement counterclaims against the Company based on five of SAP’s U.S. patents. On August 31, 2020, the Company filed a second lawsuit against SAP (the "TD-SAP 2" suit) in the U.S. District Court for the Northern District of California, in which the Company alleged infringement by SAP of four of the Company's U.S. patents. On February 16, 2021, SAP filed additional patent infringement counterclaims against the Company in response. On the same day, SAP also filed a lawsuit in Germany (the "TD-SAP 3" suit) for infringement of a single German patent. In November 2021, the district court dismissed the Company’s antitrust claims and most of its trade secret claims in the TD-SAP 1 suit. In December 2021, the Company appealed that decision to the U.S. Court of Appeals for the Federal Circuit in Washington, D.C. In the meantime, the Company and SAP have entered into a partial settlement agreement that has resulted in full dismissal of all claims and counterclaims in the TD-SAP 2 suit in California and the TD-SAP 3 suit in Germany as well as a stay of all claims and counterclaims remaining in the TD-SAP 1 suit pending resolution of the Company’s appeal. Currently, it is not possible to determine the likelihood of a loss or a reasonably estimated range of loss, if any, pertaining to any of SAP’s remaining patent counterclaims in the TD-SAP 1 lawsuit.
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
Concentrations of Risk. The Company is potentially subject to concentrations of credit risk on accounts receivable and financial instruments such as hedging instruments, and cash and cash equivalents. Credit risk includes the risk of nonperformance by counterparties. The maximum potential loss may exceed the amount recognized on the balance sheet. Exposure to credit risk is managed through credit approvals, credit limits, selecting major international financial institutions (as counterparties to hedging transactions) and monitoring procedures. Teradata’s business often involves large transactions with customers, and if one or more of those customers were to default in its obligations under applicable contractual arrangements, the Company could be exposed to potentially significant losses. However, management believes that the reserves for potential losses were adequate at December 31, 2021 and December 31, 2020.
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
When deemed appropriate, the Company minimizes its exposure to changes in foreign currency exchange rates using derivative financial instruments, specifically, foreign exchange forward contracts. Additionally, in June 2018, Teradata executed a five-year interest rate swap with a $500 million initial notional amount to hedge the floating interest rate on its term-loan. The fair value of these contracts and swaps are measured at the end of each interim reporting period using observable inputs other than quoted prices, specifically market spot and forward exchange rates. As such, these derivative instruments are classified within Level 2 of the valuation hierarchy. Fair value of unrealized gains for open contracts are recorded in other assets and the fair value of unrealized losses are recorded in other liabilities in the Company's balance sheet. The fair value of foreign exchange forward contracts recorded in other assets and other liabilities at December 31, 2021 and 2020 were not material. Realized gains and losses from the Company’s fair value hedges net of corresponding gains or losses on the underlying exposures were immaterial for years ended December 31, 2021, 2020 and 2019.

The Company’s assets and liabilities measured at fair value on a recurring basis and subject to fair value disclosure requirements at December 31, 2021 and December 31, 2020 were as follows:

		Fair Value Measurements at Reporting Date Using
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
In millions	Total	(Level 1)	(Level 2)	(Level 3)
Assets
Money market funds at December 31, 2021	$148	$148	$—	$—
Money market funds at December 31, 2020	$16	$16	$—	$—
Liabilities
Interest rate swap at December 31, 2021	$12	$—	$12	$—
Interest rate swap at December 31, 2020	$27	$—	$27	$—
Note 12 Debt
In June 2018, Teradata replaced its existing five-year, $400 million revolving credit facility with a new $400 million revolving credit facility (the "Credit Facility"). The Credit Facility ends in June 2023, at which point any remaining outstanding borrowings would be due for repayment unless extended by agreement of the parties for up to two additional one-year periods. In addition, under the terms of the Credit Facility, Teradata from time to time and subject to certain conditions may increase the lending commitments under the Credit Facility in an aggregate principal amount up to an additional $200 million, to the extent that existing or new lenders agree to provide such additional commitments. The outstanding principal amount of the Credit Facility bears interest at a floating rate based upon, at Teradata’s option, a negotiated base rate or a Eurodollar rate plus, in each case, a margin based on Teradata’s leverage ratio. The Credit Facility is unsecured but is guaranteed by certain of Teradata’s material domestic subsidiaries and contains certain representations and warranties, conditions, affirmative, negative and financial covenants, and events of default customary for such facilities. As of December 31, 2021 and 2020, the Company had no borrowings outstanding under the Credit Facility, leaving $400 million in additional borrowing capacity available under the Credit Facility. The Company was in compliance with all covenants as of December 31, 2021 and 2020.
Also, in June 2018, Teradata closed on a senior unsecured $500 million five-year term loan. The term loan is payable in quarterly installments, which commenced on June 30, 2019, with 1.25% of the initial principal amount due on each of the first eight payment dates; 2.50% of the initial principal amount due on each of the next four payment dates; 5.0% of the initial principal amount due on each of the next three payment dates; and all remaining principal due on June 11, 2023. The outstanding principal amount of the term loan bears interest at a floating rate based upon a negotiated base rate or a Eurodollar rate plus, in each case, a margin based on the leverage ratio of the Company. The term loan principal outstanding was $413 million at December 31, 2021 and $456 million at December 31, 2020. As disclosed in Note 9, Teradata entered into an interest rate swap to hedge the floating interest rate of the term loan. As a result of the swap, Teradata’s fixed rate on the term loan equals 2.86% plus the applicable leverage-based margin as defined in the term loan agreement. As of December 31, 2021 and 2020, the all-in fixed rates are 4.23% and 4.36%, respectively. Remaining unamortized deferred issuance costs of approximately $1 million were being amortized over the five-year term of the term loan. The Company was in compliance with all covenants as of December 31, 2021 and 2020.
Annual contractual maturities of outstanding principal on the term loan at December 31, 2021, are as follows:

In millions
2022	88
2023	325
Total	$413

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
The Company leases property and equipment under finance and operating leases. The Company's operating leases primarily consist of automobiles in certain countries and real estate, including office, storage and parking spaces. The duration of these leases range from 2 to 5 years. The Company's finance leases primarily consist of equipment financed for the purpose of delivering services to our customers. For leases with terms greater than 12 months, the Company recorded the related asset and obligation at the present value of lease payments over the term. Many of our leases include variable rental escalation clauses which are recognized when incurred. Some of our leases also include renewal options and/or termination options that are factored into the determination of lease payments and lease terms when it is reasonably certain that the Company will exercise these options. Lease agreements do not contain any material residual value guarantees or material restrictive covenants. Leases with an initial term of 12 months or less are not recorded on the balance sheet. The Company recognizes lease expense for these leases on a straight-line basis over the lease term. For real estate leases beginning in 2019 and later, we account for lease components (e.g., fixed payments including rent, real estate taxes and insurance costs) separately from the non-lease components (e.g., common-area maintenance costs). For automobile leases we account for lease and non-lease components together.
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

The table below presents the lease-related assets and liabilities recorded on the balance sheet at December 31:

In millions, except weighted average calculations	Classification on the Balance Sheet	2021	2020
Assets
Operating lease assets	Right of use assets - operating lease, net	$26	$38
Finance lease assets	Property and equipment, net	170	170
Total lease assets		$196	$208

Liabilities
Current
Operating	Current portion of operating lease liability	$12	$15
Finance	Current portion of finance lease liability	77	75
Non current
Operating	Operating lease liability	18	28
Finance	Finance lease liability	53	70
Total lease liabilities		$160	$188

Weighted-average remaining lease term
Operating leases		2.81 years	3.35 years
Finance leases		1.86 years	2.03 years
Weighted-average discount rate
Operating leases(1)		5.00%	5.00%
Finance leases		3.98%	4.33%
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
Lessee Costs
The table below presents certain information related to the lease costs for finance and operating leases recognized in the Company's consolidated statements of income (loss) for the years ended December 31:

In millions	2021	2020
Finance lease cost
Depreciation of leased assets	$78	$55
Interest of lease liabilities	6	6
Operating lease cost	17	24
Sub-lease income from real estate properties owned and leased	(5)	(6)
Total lease cost	$96	$79
Other Information
The table below presents supplemental cash flow information related to cash paid for amounts included in the measurement of lease liabilities for the year ended December 31:

In millions	2021	2020
Operating cash flows for operating leases	$19	$23
Operating cash flows for finance leases	$6	$6
Financing cash flows for finance leases	$92	$70
Undiscounted Cash Flows

The table below reconciles the undiscounted cash flows for each of the first five years and total of the remaining years to the finance lease liabilities and operating lease liabilities recorded on the balance sheet at December 31, 2021:

In millions	Operating Leases	Finance Leases
2022	$16	$80
2023	9	44
2024	7	11
2025	2	—
2026	1	—
Thereafter	—	—
Total minimum lease payments	35	135
Less: amount of lease payments representing interest	(5)	(5)
Present value of future minimum lease payments	30	130
Less: current obligations under leases	(12)	(77)
Long-term lease obligations	$18	$53
The table below provides the undiscounted cash flows for the Company's finance lease liabilities and operating lease obligations as of December 31, 2020:

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
The following table includes rental revenue for the years ended December 31:

In millions	2021	2020	2019
Rental revenue*	$162	$100	$76
*Rental revenue includes hardware maintenance.

The following table includes estimated rental revenue expected to be recognized in the future based on executed contracts at December 31, 2021:

In millions	Rental Revenue
2022	$154
2023	99
2024-25	44
Total	$297
Note 14 Segment, Other Supplemental Information and Concentrations
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
The following table presents segment revenue and segment gross profit for the Company for the years ended December 31:

In millions	2021	2020	2019
Segment revenue
Americas	$1,044	$1,025	$1,057
EMEA	543	485	492
APJ	330	326	350
Total revenue	1,917	1,836	1,899
Segment gross profit
Americas	690	631	626
EMEA	337	273	239
APJ	188	168	148
Total segment gross profit	1,215	1,072	1,013
Stock-based compensation expense	18	16	14
Acquisition, integration and reorganization-related costs	11	14	11
Amortization of capitalized software costs	—	23	33
Total gross profit	1,186	1,019	955
Selling, general and administrative expenses	646	669	618
Research and development expenses	309	334	327
Total income from operations	$231	$16	$10

Certain items, including amortization of certain capitalized software costs, were excluded from segment gross profit to conform to the way the Company manages and reviews the results by segment.
The following table presents revenues by geographic area for the years ended December 31:

In millions	2021	2020	2019
United States	$922	$921	$953
Americas (excluding United States)	122	104	104
EMEA	543	485	492
APJ	330	326	350
Total revenue	$1,917	$1,836	$1,899
The following table presents property and equipment, net by geographic area at December 31:

In millions	2021	2020
United States	$210	$248
Americas (excluding United States)	14	18
EMEA	36	43
APJ	28	30
Property and equipment, net	$288	$339
Concentrations. No single customer accounts for more than 10% of the Company's revenue. As of December 31, 2021, the Company is not aware of any significant concentration of business transacted with a particular customer that could, if suddenly eliminated, have a material adverse effect on the Company’s operations. The Company's hardware components are assembled exclusively by Flex. In addition, the Company utilizes preferred supplier relationships to better ensure more consistent quality, cost, and delivery. There can be no assurances that a disruption in production at Flex or at a supplier would not have a material adverse effect on the Company's operations. In addition, a significant change in the forecasts to any of these preferred suppliers could result in purchase obligations or components that may be in excess of demand.

Note 15 Accumulated Other Comprehensive (Loss) Income
The following table provides information on changes in accumulated other comprehensive (loss) income, net of tax ("AOCI"), for the years ended December 31:

In millions	Derivatives	Defined benefit plans	Foreign currency translation adjustments	Total AOCI
Balance as of December 31, 2018	$(6)	$(44)	$(51)	$(101)
Other comprehensive loss before reclassifications	(9)	(27)	(10)	(46)
Amounts reclassified from AOCI	—	6	—	6
Net other comprehensive loss	(9)	(21)	(10)	(40)
Balance as of December 31, 2019	$(15)	$(65)	$(61)	$(141)
Other comprehensive (loss) income before reclassifications	(6)	(12)	7	(11)
Amounts reclassified from AOCI	—	9	—	9
Net other comprehensive (loss) income	(6)	(3)	7	(2)
Balance as of December 31, 2020	$(21)	$(68)	$(54)	$(143)
Other comprehensive income (loss) before reclassifications	11	(1)	(12)	(2)
Amounts reclassified from AOCI	—	7	—	7
Net other comprehensive income (loss)	11	6	(12)	5
Balance as of December 31, 2021	$(10)	$(62)	$(66)	$(138)
The following table presents the impact and respective location of AOCI reclassifications in the Consolidated Statements of Income for the years ended December 31:

In millions
AOCI Component	Location	2021	2020	2019
Other Expense	Other Expense	(11)	(10)	(7)
Tax portion	Income tax benefit	4	1	1
Total reclassifications	Net (loss) income	$(7)	$(9)	$(6)
Further information on the Company’s defined benefit plans is included in Note 8.
Note 16 Reorganization and Business Transformation
2018 Plan
In June 2018, the Company approved a plan to consolidate certain of its operations, including transitioning its corporate headquarters to San Diego, California from its location in Dayton, Ohio. This plan, which was being executed in connection with Teradata’s comprehensive business transformation, better aligned the Company’s skills and resources to effectively pursue opportunities in the marketplace. The Company recognized costs of $23 million in 2018, $14 million in 2019 and $1 million in 2020 for employee separation benefits, transition support, facilities lease related costs, outside service, legal and other exit-related costs. The employee separation benefit costs were expensed over the time period that the employees had to work to earn them. All actions were completed as of December 31, 2020 and the Company incurred costs and charges of approximately $38 million related to the plan. The majority of the costs were attributable to the Americas operating segment and recorded as selling, general and administrative expenses with no impact on our segment gross profit. Cash paid related to this plan was $11 million in 2018, $19 million in 2019 and $2 million in 2020. Included in the total costs of $38 million for the plan are non cash expenses of $6 million for accelerated amortization recorded in 2019 for right-of-use assets associated with the lease on its prior corporate headquarters. The remaining lease liability is included in our operating lease obligations as of December 31, 2020 and 2021.
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
The Company expects that the costs relating to these workforce reduction and real estate rationalization measures will include one-time employee separation benefits, transition support, outside services and other exit-related costs. The Company incurred total costs and charges related to these actions of $55 million, consisting primarily of the following:
•$12 million for employee severance and other employee-related costs, which is separate from the $28 million for costs related to the Voluntary Separation Program,
•$7 million charge for facilities lease related costs, and
•$8 million for outside service, legal and other associated costs.
The Company incurred $42 million of these costs and charges in 2020 with the remaining $13 million costs and charges incurred in 2021. Cash expenditures related to these actions are $60 million. Approximately $12 million of the cash expenditures relate to cash payments to international employees and did not have a material impact on the Consolidated Statements of Income (Loss) due to the Company accounting for its International postemployment benefits under Accounting Standards Codification 712, Compensation - Nonretirement Postemployment Benefits ("ASC 712"), which uses actuarial estimates and defers the immediate recognition of gains or losses.
The Company recognized costs of $13 million ($9 million cash and $4 million non-cash) in 2021 and $42 million ($38 million cash and $4 million non-cash) in 2020 for the VSP, employee separation benefits, facilities lease related costs, outside service, legal and other associated costs. Certain benefits were expensed over the time period that the employees worked to earn them to the extent the required service period extends beyond the nominal period. In 2021, $4 million of these costs were recorded in Costs of revenue, $6 million were recorded in Selling, general and administrative expenses and $3 million were recorded in Research and development expenses. In 2020, $10 million of these costs were recorded to Costs of revenue, $25 million were recorded to Selling, general and administrative expenses and $7 million were recorded to Research and development expenses. There was no impact to the segment gross profit.
Cash paid related to the plan listed above was $37 million in 2021 and $23 million in 2020. Not included in the table below are approximately $10 million in 2021 and $2 million in 2020 of cash payments for international employees which did not have a material impact on the Consolidated Statements of Income (Loss) as noted above.
The 2021 activity and the reserves related to the 2020 plan are as follows:

In millions	Balance at December 31, 2020	Expense accruals	Cash payments	Balance at December 31, 2021
VSP	$16	$2	$(18)	$—
Employee severance and other employee-related costs	2	3	(5)	—
Facilities lease related costs, outside service, legal and other associated costs	—	4	(4)	—
Total	$18	$9	$(27)	$—
In addition, the Company incurred non-cash costs not reflected in the table above of $1 million in 2021 and $2 million in 2020 in stock-based compensation for accelerated vesting tied to the VSP and $3 million in 2021 and $2 million in 2020 for accelerated amortization of right-of-use assets and fixed assets associated with the termination of leases relating to certain of the Company’s offices globally. The remaining lease liability is included in our operating lease obligations as of December 31, 2021 and is not included in the table above.

Note 17 Subsequent Events
On February 9, 2022, Teradata entered into an accelerated share repurchase agreement ("ASR") with JPMorgan Chase Bank, National Association ("JPMorgan Chase") to purchase shares of its common stock from JPMorgan Chase for an aggregate purchase price of $250 million. Teradata is purchasing these shares as part of its $1 billion open market share repurchase authorization, under which approximately $913 million will remain available after giving effect to the ASR.
Under the ASR, Teradata paid JPMorgan Chase $250 million at the commencement of the agreement and received an initial delivery of approximately 3.9 million shares of Teradata common stock, based on the closing price of the common stock of $50.89 on February 8, 2022. The final number of shares that will be delivered to Teradata under the ASR will be based on the average of the daily volume-weighted average trading prices of Teradata’s common stock during the term of the ASR, less a discount.
At settlement, under certain circumstances JPMorgan Chase may be required to deliver additional shares of Teradata common stock to Teradata, or in other circumstances, Teradata may be required to deliver, at its discretion, either shares of its common stock or cash to JPMorgan Chase. Under the ASR, the terms of the transaction are subject to certain adjustments, including adjustments arising if Teradata were to enter into or announce certain specified transactions or take certain corporate actions before the final settlement.

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
Based on their evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective to provide reasonable assurance as of December 31, 2021.
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
Management assessed the effectiveness of Teradata’s internal control over financial reporting as of the end of the period covered by this report. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") in Internal Control – Integrated Framework (2013). Based on its assessment and those criteria, management concluded that Teradata’s internal control over financial reporting was effective as of December 31, 2021.
Teradata’s independent registered public accounting firm has issued their report on the effectiveness of Teradata’s internal control over financial reporting as of December 31, 2021, which appears in this Annual Report.
Changes in Internal Control over Financial Reporting
There have been no changes in our internal control over financial reporting that occurred during the last fiscal quarter ended December 31, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	OTHER INFORMATION
None.

Item 9C.	DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
Not applicable.
PART III

Item 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Information required to be included in Part III Item 10 is set forth under the captions "Election of Directors" Our Corporate Governance," and "Committees of the Board" in Teradata’s Notice of Annual Meeting of Stockholders and Proxy Statement to be filed with the SEC within 120 days after the end of our fiscal 2021 year (the "2022 Proxy Statement") and is incorporated herein by reference. The information under the heading "Executive Officers of the Registrant" in Part I Item 1 of this Annual Report on Form 10-K is also incorporated by reference in this section.

Item 11.	EXECUTIVE COMPENSATION
Information required to be included in Part III Item 11 is set forth under the captions "Director Compensation," "Compensation Discussion and Analysis," "Compensation Tables," "Potential Payments Upon Termination or Change in Control," "Compensation and Human Resource Committee" and "Board Compensation and Human Resource Committee Report on Executive Compensation" in Teradata’s 2022 Proxy Statement and incorporated herein by reference.

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Information required to be included in Part III Item 12 is set forth under the caption “Stock Ownership” and the caption “Current Equity Compensation Plan Information” under Item 3 of Teradata’s 2022 Proxy Statement and incorporated herein by reference.

Item 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information required to be included in Part III Item 13 is set forth under the captions "Related Person Transactions" and "Board Independence and Related Transactions" in Teradata’s 2022 Proxy Statement and incorporated herein by reference.

Item 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES
Information required to be included in Part III Item 14 is set forth under the caption "Fees Paid to Independent Registered Public Accounting Firm" in Teradata’s 2022 Proxy Statement and incorporated herein by reference.

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

10.6
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

10.7.5*
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

10.7.7*
Form of Restricted Share Unit Agreement Under the Teradata 2012 Stock Incentive Plan, approved on February 4, 2019 (incorporated by reference to Exhibit 10.8.29 to the Annual Report, as amended, on Form 10-K/A dated March 1, 2019).

10.7.8*
Form of Restricted Share Unit Agreement For Non-U.S. Employees Under the Teradata 2012 Stock Incentive Plan, approved on February 4, 2019 (incorporated by reference to Exhibit 10.8.30 to the Annual Report, as amended, on Form 10-K/A dated March 1, 2019).

10.7.9*
Form of Performance-Based Restricted Share Unit Agreement Under the Teradata 2012 Stock Incentive Plan, approved on February 4, 2019 (incorporated by reference to Exhibit 10.8.31 to the Annual Report, as amended, on Form 10-K/A dated March 1, 2019).

10.7.10*
Form of Restricted Share Unit Agreement Under the Teradata 2012 Stock Incentive Plan, approved on February 27, 2020 (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q dated May 11, 2020).

10.7.11*
Form of Restricted Share Unit Agreement for Non-U.S. Employees Under the Teradata 2012 Stock Incentive Plan, approved on February 27, 2020 (incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q dated May 11, 2020).

10.7.12*
Form of Performance-Based Restricted Share Unit Agreement Under the Teradata 2012 Stock Incentive Plan, approved on February 27, 2020 (incorporated by reference to Exhibit 10.3 to the Quarterly Report on Form 10-Q dated May 11, 2020).

10.7.13*
Form of Restricted Share Unit Agreement for Non-U.S. Employees Under the Teradata 2012 Stock Incentive Plan, approved on February 27, 2020 (incorporated by reference to Exhibit 10.4 to the Quarterly Report on Form 10-Q dated May 11, 2020).

10.7.14*
Form of Restricted Share Unit Agreement Under the Teradata 2012 Stock Incentive Plan, approved on February 26, 2021 (incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q dated May 7, 2021).

10.7.15*
Form of Restricted Share Unit Agreement for Non-U.S. Employees Under the Teradata 2012 Stock Incentive Plan, approved on February 26, 2021 (incorporated by reference to Exhibit 10.3 to the Quarterly Report on Form 10-Q dated May 7, 2021).

10.7.16*
Form of Performance-Based Restricted Share Unit Agreement Under the Teradata 2012 Stock Incentive Plan, approved on February 26, 2021 (incorporated by reference to Exhibit 10.4 to the Quarterly Report on Form 10-Q dated May 7, 2021).

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

10.11*	Offer letter between Kathy Cullen-Cote and the Company dated June 21, 2019 (incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q dated August 5, 2019).

10.11.1*	Amendment to Offer Letter between Kathy Cullen-Cote and the Company dated July 30, 2021 (incorporated by reference to Exhibit 10.6 to the Quarterly Report on Form 10-Q dated August 6, 2021).

10.12*	Offer letter from Teradata Corporation to Stephen McMillan dated May 5, 2020 (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q dated August 10, 2020).

10.12.1*
Form of Restricted Share Unit Agreement (New Hire Grant) Inducement Grant to new CEO, approved on May 5, 2020 (incorporated by reference to Exhibit 4.6 to the Registration Statement on Form S-8 dated June 2, 2020 (SEC file number 001-33458)).

10.12.2*
Restricted Share Unit Agreement (Graded Vesting) Inducement Grant to new CEO, approved on May 5, 2020 (incorporated by reference to Exhibit 4.7 to the Registration Statement on Form S-8 dated June 2, 2020 (SEC file number 001-33458)).

10.12.3*
Performance-Based Restricted Share Unit Agreement (2020-2022 Performance Period Award) Inducement Grant to new CEO, approved on May 5, 2020 (incorporated by reference to Exhibit 4.5 to the Registration Statement on Form S-8 dated June 2, 2020 (SEC file number 001-33458)).

10.12.4*	Executive Severance Plan Participation Agreement to new CEO, approved on May 5, 2020 (incorporated by reference to Exhibit 10.5 to the Quarterly Report on Form 10-Q dated August 10, 2020).

10.13*	Offer Letter from Teradata Corporation to Hillary Ashton dated August 31, 2020 (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q dated November 6, 2020).

10.14*	Offer letter from Teradata Corporation to Margaret Treese dated September 28, 2020. (incorporated by reference to Exhibit 10.18 to the Annual Report on Form 10-K dated February 26, 2021).

10.15*	Teradata New Employee Stock Inducement Plan (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K dated June 2, 2020 (SEC file number 001-33458)).

10.16*	Offer Letter from Teradata Corporation to Todd Cione dated December 4, 2020 (incorporated by reference to Exhibit 10.23 to the Annual Report on Form 10-K dated February 26, 2021).

10.16.1*
Form of Restricted Share Unit Agreement (Special New Hire Grant) Under the Teradata New Employee Stock Inducement Plan to new Chief Revenue Officer (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q dated May 7, 2021).

10.17*	Offer Letter from Teradata Corporation to Claire Bramley dated May 18, 2021 (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q dated August 6, 2021).

10.17.1*	Executive Severance Plan Participation Agreement to new CFO (incorporated by reference to Exhibit 10.3 to the Quarterly Report on Form 10-Q dated August 6, 2021).

10.17.2*	Restricted Share Unit Agreement (Graded Vesting) Inducement Grant to new CFO (incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q dated August 6, 2021).

10.18*	Separation Letter between Mark Culhane and the Company executed on September 11, 2021 (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q dated November 5, 2021).

10.19*	Release of Claims between Mark Culhane and the Company executed on September 11, 2021 (incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q dated November 5, 2021).

10.20*	Offer Letter from Teradata Corporation to Jacqueline Woods dated November 8, 2021 (filed herewith).

10.20.1*	Form of Restricted Share Unit Agreement (Special New Hire Grant) Under the Teradata 2012 Stock Incentive Plan to new Chief Marketing Officer (filed herewith).

10.21*	Offer Letter from Teradata Corporation to Michael Hutchinson dated December 22, 2021 (filed herewith).

10.22
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

10.23
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

10.24
Asset Purchase Agreement, by and between Teradata Corporation and TMA Solutions, L.P., dated as of April 22, 2016 (incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K dated April 25, 2016).**

10.25	Master Confirmation-Uncollared Accelerated Share Repurchase, dated February 9, 2022 between Teradata Corporation and JPMorgan Chase Bank, National Association (filed herewith).

21	Subsidiaries of Teradata Corporation.

23.1	Consent of Independent Registered Public Accounting Firm.

31.1	Certification pursuant to Rule 13a-14(a) dated February 25, 2022.

31.2	Certification pursuant to Rule 13a-14(a) dated February 25, 2022.

32	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 dated February 25, 2022.

101	Inline interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Consolidated Statement of Income (Loss) for the twelve month periods ended December 31, 2021, 2020 and 2019, (ii) the Consolidated Statement of Comprehensive Income (Loss) for the twelve month periods ended December 31, 2021, 2020 and 2019, (iii) the Consolidated Balance Sheets at December 31, 2021 and 2020, (iv) the Consolidated Statement of Cash Flows for the twelve month periods ended December 31, 2021, 2020 and 2019, (v) the Consolidated Statement of Changes in Stockholders’ Equity for the twelve month periods ended December 31, 2021, 2020 and 2019, (vi) Financial Statement Schedule II, and (vii) the notes to the Consolidated Financial Statements.

104	Cover page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Management contracts or compensatory plans, contracts or arrangements.
**	Schedules have been omitted pursuant to Item 601(a)(5) of Regulation S-K. The Company hereby undertakes to furnish supplemental copies of any of the omitted schedules upon request by the U.S. Securities and Exchange Commission.

TERADATA CORPORATION
SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS
(In millions)

Column A	Column B	Column C		Column D	Column E
Description	Balance at Beginning of Period	Provision/reversals Charged to Costs & Expenses	Charged to Other Accounts	Deductions	Balance at End of Period
Allowance for doubtful accounts
Year ended December 31, 2021	$14	$(1)	$—	$(4)	$9
Year ended December 31, 2020	$18	$(3)	$—	$(1)	$14
Year ended December 31, 2019	$14	$4	$—	$—	$18
Deferred tax valuation allowance
Year ended December 31, 2021	$51	$7	$—	$—	$58
Year ended December 31, 2020	$45	$6	$—	$—	$51
Year ended December 31, 2019	$39	$6	$—	$—	$45

Item 16.	FORM 10-K SUMMARY
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TERADATA CORPORATION

Date: February 25, 2022	By:	/s/ Claire Bramley
Claire Bramley
Chief Financial Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Signature	Title

/s/ Stephen McMillan	President and Chief Executive Officer and Director
Stephen McMillan

/s/ Claire Bramley	Chief Financial Officer
Claire Bramley	(Principal Financial and Accounting Officer)

/s/ Michael P. Gianoni	Chairman of the Board
Michael P. Gianoni

/s/ Lisa R. Bacus	Director
Lisa R. Bacus

/s/ Timothy C.K. Chou	Director
Timothy C.K. Chou

/s/ Daniel R. Fishback	Director
Daniel R. Fishback

/s/ Cary T. Fu	Director
Cary T. Fu

/s/ Kimberly K. Nelson	Director
Kimberly K. Nelson

/s/ Joanne B. Olsen	Director
Joanne B. Olsen

/s/ John G. Schwarz	Director
John G. Schwarz