Form 10-Q
period 2022-03-31
TERADATA CORP /DE/
filed 2022-05-06
CIK 816761

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2022
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐  No  ☒
At April 29, 2022, the registrant had approximately 104.7 million shares of common stock outstanding.

PART I—FINANCIAL INFORMATION

Part 1—FINANCIAL INFORMATION
A

Item 1.	Financial Statements.
Teradata Corporation
Condensed Consolidated Statements of Income (Unaudited)

	Three Months Ended March 31,
In millions, except per share amounts	2022	2021
Revenue
Subscription software licenses	$93	$93
Services and other	293	279
Total recurring	386	372
Perpetual software licenses, hardware and other	26	23
Consulting services	84	96
Total revenue	496	491
Cost of revenue
Subscription software licenses	7	4
Services and other	98	86
Total recurring	105	90
Perpetual software licenses, hardware and other	18	11
Consulting services	72	83
Total cost of revenue	195	184
Gross profit	301	307
Operating expenses
Selling, general and administrative expenses	157	149
Research and development expenses	76	77
Total operating expenses	233	226
Income from operations	68	81
Other expense, net
Interest expense	(6)	(7)
Interest income	2	1
Other expense	(9)	(3)
Total other expense, net	(13)	(9)
Income before income taxes	55	72
Income tax expense	19	19
Net income	$36	$53
Net income per common share
Basic	$0.34	$0.49
Diluted	$0.33	$0.47
Weighted average common shares outstanding
Basic	105.0	108.7
Diluted	108.6	112.8
See Notes to Condensed Consolidated Financial Statements (Unaudited).

Teradata Corporation
Condensed Consolidated Statements of Comprehensive Income (Unaudited)

	Three Months Ended March 31,
In millions	2022	2021
Net income	$36	$53
Other comprehensive income (loss):
Foreign currency translation adjustments	(1)	(8)
Derivatives:
Unrealized gain on derivatives, before tax	8	4
Unrealized gain on derivatives, tax portion	(2)	(1)
Unrealized gain on derivatives, net of tax	6	3
Defined benefit plans:
Defined benefit plan adjustment, before tax	3	2
Defined benefit plan adjustment, tax portion	(1)	—
Defined benefit plan adjustment, net of tax	2	2
Other comprehensive income (loss)	7	(3)
Comprehensive income	$43	$50
See Notes to Condensed Consolidated Financial Statements (Unaudited).

Teradata Corporation
Condensed Consolidated Balance Sheets (Unaudited)

In millions, except per share amounts	March 31, 2022	December 31, 2021
Assets
Current assets
Cash and cash equivalents	$404	$592
Accounts receivable, net	330	336
Inventories	16	26
Other current assets	113	152
Total current assets	863	1,106
Property and equipment, net	274	288
Right of use assets - operating lease, net	22	26
Goodwill	395	396
Capitalized contract costs, net	109	111
Deferred income taxes	200	202
Other assets	32	40
Total assets	$1,895	$2,169
Liabilities and stockholders’ equity
Current liabilities
Current portion of long-term debt	$75	$88
Current portion of finance lease liability	76	77
Current portion of operating lease liability	11	12
Accounts payable	78	67
Payroll and benefits liabilities	91	148
Deferred revenue	580	552
Other current liabilities	82	89
Total current liabilities	993	1,033
Long-term debt	324	324
Finance lease liability	56	53
Operating lease liability	15	18
Pension and other postemployment plan liabilities	133	138
Long-term deferred revenue	19	27
Deferred tax liabilities	16	7
Other liabilities	102	109
Total liabilities	1,658	1,709
Commitments and contingencies (Note 8)
Stockholders’ equity
Preferred stock: par value $0.01 per share, 100.0 shares authorized, no shares issued and outstanding at March 31, 2022 and December 31, 2021, respectively	—	—
Common stock: par value $0.01 per share, 500.0 shares authorized, 104.7 and 107.2 shares issued at March 31, 2022 and December 31, 2021, respectively	1	1
Paid-in capital	1,792	1,808
Accumulated deficit	(1,425)	(1,211)
Accumulated other comprehensive loss	(131)	(138)
Total stockholders’ equity	237	460
Total liabilities and stockholders’ equity	$1,895	$2,169
See Notes to Condensed Consolidated Financial Statements (Unaudited).

Teradata Corporation
Condensed Consolidated Statements of Cash Flows (Unaudited)

	Three Months Ended March 31,
In millions	2022	2021
Operating activities
Net income	$36	$53
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	40	39
Stock-based compensation expense	31	21
Deferred income taxes	8	10
Changes in assets and liabilities:
Receivables	6	(36)
Inventories	10	13
Current payables and accrued expenses	(49)	(44)
Deferred revenue	20	63
Other assets and liabilities	49	(9)
Net cash provided by operating activities	151	110
Investing activities
Expenditures for property and equipment	(1)	(4)
Additions to capitalized software	—	(1)
Net cash used in investing activities	(1)	(5)
Financing activities
Repurchases of common stock	(300)	(83)
Repayments of long-term borrowings	(13)	(6)
Payments of finance leases	(22)	(15)
Other financing activities, net	4	13
Net cash used in financing activities	(331)	(91)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(6)	(5)
(Decrease) increase in cash, cash equivalents and restricted cash	(187)	9
Cash, cash equivalents and restricted cash at beginning of period	595	533
Cash, cash equivalents and restricted cash at end of period	$408	$542

Supplemental cash flow disclosure:
Assets acquired under operating lease	$1	$2
Assets acquired under finance lease	$24	$45
Annual variable incentive payout settled in equity	$—	$17

Reconciliation of cash, cash equivalents and restricted cash to the Condensed Consolidated Balance Sheets:

	March 31, 2022	December 31, 2021
Cash and cash equivalents	$404	$592
Restricted cash	4	3
Total cash, cash equivalents and restricted cash	$408	$595

See Notes to Condensed Consolidated Financial Statements (Unaudited).

Teradata Corporation
Condensed Consolidated Statements of Changes in Stockholders’ Equity (Unaudited)

	Common Stock		Paid-in	Accumulated	Accumulated Other Comprehensive
In millions	Shares	Amount	Capital	Deficit	Loss	Total
December 31, 2021	107	$1	$1,808	$(1,211)	$(138)	$460
Net income	—	—	—	36	—	36
Employee stock compensation, employee stock purchase programs and option exercises, net of tax	3	—	34	—	—	34
Repurchase of common stock, not yet settled	—	—	(50)	—	—	(50)
Repurchases of common stock, retired	(5)	—	—	(250)	—	(250)
Pension and postemployment benefit plans, net of tax	—	—	—	—	2	2
Unrealized gain on derivatives, net of tax	—	—	—	—	6	6
Currency translation adjustment	—	—	—	—	(1)	(1)
March 31, 2022	105	$1	$1,792	$(1,425)	$(131)	$237

	Common Stock		Paid-in	Accumulated	Accumulated Other Comprehensive
In millions	Shares	Amount	Capital	Deficit	Loss	Total
December 31, 2020	108	$1	$1,656	$(1,114)	$(143)	$400
Net income	—	—	—	53	—	53
Employee stock compensation, employee stock purchase programs and option exercises, net of tax	4	—	52	—	—	52
Repurchases of common stock, retired	(3)	—	—	(85)	—	(85)
Pension and postemployment benefit plans, net of tax	—	—	—	—	2	2
Unrealized gain on derivatives, net of tax	—	—	—	—	3	3
Currency translation adjustment	—	—	—	—	(8)	(8)
March 31, 2021	109	$1	$1,708	$(1,146)	$(146)	$417

See Notes to Condensed Consolidated Financial Statements (Unaudited).

Notes to Condensed Consolidated Financial Statements (Unaudited)
1. Basis of Presentation
These statements have been prepared pursuant to the rules and regulations of the United States Securities and Exchange Commission ("SEC") and, in accordance with those rules and regulations, do not include all information and footnote disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP"). In the opinion of management, the condensed consolidated financial statements reflect all adjustments, consisting only of normal recurring adjustments, necessary to fairly state the results of operations, financial position and cash flows of Teradata Corporation ("Teradata" or the "Company") for the interim periods presented herein. The year-end 2021 condensed consolidated balance sheet data was derived from audited financial statements but does not include all disclosures required by GAAP. The preparation of condensed consolidated financial statements in conformity with GAAP requires management to make use of estimates and assumptions that affect the reported amounts and disclosures. Actual results may vary from these estimates.
These condensed consolidated interim financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in Teradata’s most recent Annual Report on Form 10-K for the fiscal year ended December 31, 2021 (the "2021 Annual Report"). The results of operations for any interim period are not necessarily indicative of the results of operations to be expected for the full year.
2. New Accounting Pronouncements
Reference Rate Reform. In March 2020, the Financial Accounting Standards Board ("FASB") issued new guidance to provide relief to companies that will be impacted by the expected change in benchmark interest rates, as participating banks will no longer be required to submit London Interbank Offered Rate ("LIBOR") quotes by the U.K. Financial Conduct Authority. The new guidance allows companies to, provided the only change to existing contracts are a change to an approved benchmark interest rate, account for modifications as a continuance of the existing contract without additional analysis. For new and existing contracts, companies may elect to apply the amendments as of March 12, 2020 through December 31, 2022. The Company is currently evaluating this new guidance to determine the impact it may have on its condensed consolidated financial statements or related disclosures.
Recently Adopted Guidance
In August 2020, the FASB issued Accounting Standard Update ("ASU") 2020-06, an update to Accounting Standard Codification ("ASC") Topic 470, Subtopic - 20, Debt - Debt with Conversion and Other Options, and ASC Topic 815, Subtopic - 4, Derivatives and Hedging - Contracts in Entity's Own Equity. ASU 2020-06 simplifies the guidance for certain financial instruments with characteristics of liability and equity, including convertible instruments and contracts on an entity’s own equity by reducing the number of accounting models for convertible instruments and amends guidance in ASC Topic 260, Earnings Per Share, relating to the computation of earnings per share for convertible instruments and contracts on an entity’s own equity. The Company adopted the provisions of ASU 2020-06 on January 1, 2022. The adoption of this standard did not have an impact on the Company's condensed consolidated financial statements.

3. Revenue from Contracts with Customers
Disaggregation of Revenue from Contracts with Customers
The following table presents a disaggregation of revenue:

	Three Months Ended March 31,
in millions	2022	2021
Americas
Recurring	$246	$218
Perpetual software licenses, hardware and other	12	7
Consulting services	32	38
Total Americas	290	263
EMEA
Recurring	89	101
Perpetual software licenses, hardware and other	11	13
Consulting services	29	33
Total EMEA	129	147
APJ
Recurring	51	53
Perpetual software licenses, hardware and other	3	3
Consulting services	23	25
Total APJ	77	81
Total Revenue	$496	$491

Rental revenue, which is included in recurring revenue in the above table, was as follows:

	Three Months Ended March 31,
in millions	2022	2021
Rental revenue*	$50	$39
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

The following table provides information about receivables, contract assets and deferred revenue from contracts with customers:

	As of
in millions	March 31, 2022	December 31, 2021
Accounts receivable, net	330	$336
Contract assets	17	10
Current deferred revenue	580	552
Long-term deferred revenue	19	27
Revenue recognized during the three months ended March 31, 2022 from amounts included in deferred revenue at the beginning of the period was $135 million.
Transaction Price Allocated to Unsatisfied Obligations
The following table includes estimated revenue expected to be recognized in the future related to the Company's unsatisfied (or partially satisfied) obligations at March 31, 2022:

in millions	Total at March 31, 2022	Year 1	Year 2 and Thereafter
Remaining unsatisfied obligations	$2,281	$1,506	$775
The amounts above represent the price of firm orders for which work has not been performed or goods have not been delivered and exclude unexercised contract options outside the stated contractual term that do not represent material rights to the customer. Although the Company believes that the contract value in the above table is firm, approximately $1,366 million of the amount is under contracts that are subject to customer-only general cancellation for convenience terms that the Company is contractually obligated to perform unless the customer notifies us of cancellation. The Company expects to recognize revenue of approximately $446 million in the next year from contracts that are non-cancelable. The Company believes the inclusion of this information is important to understanding the obligations that the Company is contractually required to perform and provides useful information regarding remaining obligations related to these executed contracts.
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

in millions	December 31, 2021	Capitalized	Amortization	March 31, 2022
Capitalized contract costs	$111	$13	$(15)	$109

in millions	December 31, 2020	Capitalized	Amortization	March 31, 2021
Capitalized contract costs	$98	$13	$(12)	$99

5. Supplemental Financial Information

	As of
In millions	March 31, 2022	December 31, 2021
Inventories
Finished goods	$7	$17
Service parts	9	9
Total inventories	$16	$26

Deferred revenue
Deferred revenue, current	$580	$552
Long-term deferred revenue	19	27
Total deferred revenue	$599	$579
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

The effective tax rate is as follows:

	Three Months Ended March 31,
In millions	2022	2021
Effective tax rate	34.5%	26.4%

For the three months ended March 31, 2022, the Company recorded $4 million of net discrete tax benefits, a majority of which related to the excess tax benefit derived from stock compensation vesting. In addition, the Company’s effective tax rate increased by 9% as a result of an increase in the Company’s forecasted global intangible low-taxed income ("GILTI") tax liability as described below.
For the three months ended March 31, 2021, the Company recorded $3 million of discrete tax benefit, a majority of which related to the excess tax benefit derived from stock compensation vesting.
The Company estimates its annual effective tax rate for 2022 to be approximately 37%, which takes into consideration, among other things, the forecasted earnings mix by jurisdiction and the impact of discrete tax items to be recognized in 2022. Under U.S. tax law, U.S. shareholders are subject to a tax on GILTI earned by certain foreign subsidiaries. The Company has elected to provide for the tax expense related to GILTI in the year in which the tax is incurred. Effective on January 1, 2022, the U.S. tax law changed and now requires R&D expenses to be capitalized and amortized for tax purposes under Internal Revenue Code Section 174; as a result of this law change, the Company is currently forecasting approximately $12 million of tax expense related to GILTI in our marginal effective tax rate for 2022. Should Congress enact proposed legislation to defer the implementation of R&D capitalization rules retroactively by the end of the year, the Company’s GILTI tax and overall effective tax rate for 2022 would be significantly reduced.
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
In June 2018, Teradata executed a five-year interest rate swap with a $500 million initial notional amount to hedge the floating interest rate of its term loan, as more fully described in Note 10. The Company uses interest rate swaps to manage interest rate risks on future interest payments caused by interest rate changes on its variable rate term loan. The notional amount of the hedge steps down according to the amortization schedule of the term loan. The notional amount of the hedge was $400 million as of March 31, 2022.
The Company performed an initial effectiveness assessment on the interest rate swap, and the hedge was determined to be effective. The hedge is being evaluated qualitatively on a quarterly basis for effectiveness. Changes in fair value are recorded in Accumulated Other Comprehensive Loss and periodic settlements of the swap will be recorded in interest expense along with the interest on amounts outstanding under the term loan.
The following table identifies the contract notional amount of the Company’s derivative financial instruments:

	As of
In millions	March 31, 2022	December 31, 2021
Contract notional amount of foreign exchange forward contracts	$133	$110
Net contract notional amount of foreign exchange forward contracts	$14	$41
Contract notional amount of interest rate swap	$400	$413
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
Concentrations of Risk. The Company is potentially subject to concentrations of credit risk on accounts receivable and financial instruments such as hedging instruments, and cash and cash equivalents. Credit risk includes the risk of nonperformance by counterparties. The maximum potential loss may exceed the amount recognized on the balance sheet. Exposure to credit risk is managed through credit approvals, credit limits, selecting major international financial institutions (as counterparties to hedging transactions) and monitoring procedures. Teradata’s business often involves large transactions with customers, and if one or more of those customers were to default in its obligations under applicable contractual arrangements, the Company could be exposed to potentially significant losses. However, management believes that the reserves for potential losses were adequate at March 31, 2022 and December 31, 2021.
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
When deemed appropriate, the Company minimizes its exposure to changes in foreign currency exchange rates through the use of derivative financial instruments, specifically, foreign exchange forward contracts. Additionally, in June 2018, Teradata executed a five-year interest rate swap with a $500 million initial notional amount in order to hedge the floating interest rate on its term loan. The fair value of these contracts and swaps are measured at the end of each interim reporting period using observable inputs other than quoted prices, specifically market spot and forward exchange rates. As such, these derivative instruments are classified within Level 2 of the valuation hierarchy. Fair value of unrealized gains for open contracts are recorded in other assets and the fair value of unrealized losses are recorded in other liabilities in the Company's balance sheet. The fair value of foreign exchange forward contract assets and liabilities at March 31, 2022 and December 31, 2021 was not material. Realized gains and losses from the Company’s fair value hedges net of corresponding gains or losses on the underlying exposures were immaterial for the three months ended March 31, 2022 and 2021.
The Company’s other assets and liabilities measured at fair value on a recurring basis and subject to fair value disclosure requirements at March 31, 2022 and December 31, 2021 were as follows:

		Fair Value Measurements at Reporting Date Using
In millions	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Money market funds at March 31, 2022	$84	$84	$—	$—
Money market funds at December 31, 2021	$148	$148	$—	$—
Liabilities
Interest rate swap at March 31, 2022	$4	$—	$4	$—
Interest rate swap at December 31, 2021	$12	$—	$12	$—
10. Debt
In June 2018, Teradata replaced an existing 5 year, $400 million revolving credit facility with a new $400 million revolving credit facility (the "Credit Facility"). The Credit Facility expires in June 2023, at which point any remaining outstanding borrowings would be due for repayment unless extended by agreement of the parties for up to two additional one-year periods. In addition, under the terms of the Credit Facility, Teradata from time to time and subject to certain conditions may increase the lending commitments under the Credit Facility in an aggregate principal amount up to an additional $200 million, to the extent that existing or new lenders agree to provide such additional commitments. The outstanding principal amount of the Credit Facility bears interest at a floating rate based upon, at Teradata’s option, a negotiated base rate or a Eurodollar rate plus, in each case, a margin based on Teradata’s leverage ratio. In the near term, Teradata would anticipate choosing a floating rate based on LIBOR. The

Credit Facility is unsecured but is guaranteed by certain of Teradata’s material domestic subsidiaries and contains certain representations and warranties, conditions, affirmative, negative and financial covenants, and events of default customary for such facilities. As of March 31, 2022, the Company had no borrowings outstanding under the Credit Facility, leaving $400 million in borrowing capacity available under the Credit Facility. The Company was in compliance with all covenants under the Credit Facility as of March 31, 2022.
Also, in June 2018, Teradata closed on a senior unsecured $500 million five-year term loan, the proceeds of which plus additional cash-on-hand were used to pay off the remaining $525 million of principal on its previous term loan. The term loan is payable in quarterly installments, which commenced on June 30, 2019, with 1.25% of the initial principal amount due on each of the first eight payment dates; 2.50% of the initial principal amount due on each of the next four payment dates; 5.0% of the initial principal amount due on each of the next three payment dates; and all remaining principal due in June 2023. The outstanding principal amount of the term loan bears interest at a floating rate based upon a negotiated base rate or a Eurodollar rate, plus in each case, a margin based on the leverage ratio of the Company. As of March 31, 2022, the term loan principal outstanding was $400 million. As disclosed in Note 7, Teradata entered into an interest rate swap to hedge the floating interest rate of the term loan. As a result of the swap, Teradata’s fixed rate on the term loan equals 2.86% plus the applicable leverage-based margin as defined in the term loan agreement. As of March 31, 2022, the all-in fixed rate is 4.23%. The Company was in compliance with all covenants under the term loan as of March 31, 2022.
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

	Three Months Ended March 31,
In millions, except per share amounts	2022	2021
Net income attributable to common stockholders	$36	$53
Weighted average outstanding shares of common stock	105.0	108.7
Dilutive effect of employee stock options, restricted stock and other stock awards	3.6	4.1
Common stock and common stock equivalents	108.6	112.8
Net income per share:
Basic	$0.34	$0.49
Diluted	$0.33	$0.47
Options to purchase 0.1 million shares of common stock for the three months ended March 31, 2022 and 1.2 million shares of common stock for the three months ended March 31, 2021 were not included in the computation of diluted earnings per share because the exercise prices of these options were greater than the average market price of the common shares for the period, and therefore would have been anti-dilutive.
Accelerated Share Repurchase Agreement ("ASR")
On February 9, 2022 Teradata entered into an ASR agreement with JPMorgan Chase Bank, National Association ("JPMorgan Chase") to purchase shares of its common stock from JPMorgan Chase for an aggregate purchase price of $250 million. Pursuant to the ASR, the Company received an initial delivery of 3,930,045 shares of common stock based on the $50.89 closing price of the common stock on February 8, 2022. As a result, approximately $50 million remains at JPMorgan Chase for additional repurchases until the completion of the ASR. The ASR agreement was entered into pursuant to the Company's open market share repurchase authorization as discussed in the Financial Condition, Liquidity and Capital Resources section of Item 2 in this Quarterly Report on Form 10-Q. The final number of shares that will be delivered to Teradata under the ASR will be based on the average of the daily volume-weighted average trading prices of Teradata’s common stock during the term of the ASR, less a discount. The Company expects to receive the remaining shares no later than August 9, 2022. The effect of the potential share settlement is excluded in the diluted EPS calculation as the effect is anti-dilutive.
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
The following table presents segment revenue and segment gross profit for the Company:

	Three Months Ended March 31,
In millions	2022	2021
Segment revenue
Americas	$290	$263
EMEA	129	147
APJ	77	81
Total revenue	496	491
Segment gross profit
Americas	189	182
EMEA	78	88
APJ	45	45
Total segment gross profit	312	315
Stock-based compensation costs	5	3
Acquisition, integration, reorganization and transformation-related costs	6	5
Total gross profit	301	307
Selling, general and administrative expenses	157	149
Research and development expenses	76	77
Income from operations	$68	$81

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations ("MD&A").
You should read the following discussion in conjunction with the Condensed Consolidated Financial Statements and the notes to those statements included elsewhere in this Quarterly Report on Form 10-Q. This Quarterly Report on Form 10-Q contains certain statements that are forward-looking within the meaning of the Private Securities Litigation Reform Act of 1995. Certain statements contained in the MD&A are forward-looking statements that involve risks and uncertainties. The forward-looking statements are not historical facts, but rather are based on current expectations, estimates, assumptions and projections about our industry, business and future financial results. Our actual results could differ materially from the results contemplated by these forward-looking statements due to a number of factors, including those discussed in other sections of this Quarterly Report on Form 10-Q and in our Annual Report on Form 10-K for the fiscal year ended December 31, 2021 (the "2021 Annual Report"). The Company does not undertake any obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law.
Overview
Teradata Corporation ("we," "us," "Teradata," or the "Company") is a provider of a leading connected multi-cloud data platform for enterprise analytics, focused on helping companies leverage all their data across an enterprise, at scale. In doing so, we help companies to find answers to their toughest business challenges. All of our efforts are in support of our purpose of transforming how businesses work and people live through the power of data. Our platform is composed of our data platform — Teradata Vantage — which is designed to run across on-premises, private cloud and public cloud environments. This platform is supported by business consulting and support services that enable customers to extract insights from across a company’s entire data and analytics ecosystem.
We are continuing to execute on our key priorities, including product expansion of our Teradata Vantage multi-cloud data platform offering, expanding our business with existing customers and adding new customers, increasing our focus on sustainability and diversity, equity, and inclusion, and driving operational excellence and agility across the company.
To allow for greater transparency regarding the progress we are making toward achieving our strategic objectives, we utilize the following financial and performance metrics:
•Annual Recurring Revenue ("ARR") - annual value at a point in time of all contracts, including subscription, cloud, software upgrade rights, and maintenance. ARR does not include managed services and third-party revenue.
•Public Cloud ARR (included within total ARR) - annual value at a point in time of all recurring contracts related to public cloud implementations of Teradata Vantage and does not include ARR related to private or managed cloud implementations.
•Cloud Net Expansion Rate - Teradata calculates its last-twelve months dollar-based cloud net expansion rate as of a fiscal quarter end as follows:
◦Identify ARR for active cloud customers in the fiscal quarter ending one year prior to the given fiscal quarter (the "base period");
◦Identify public cloud ARR in the given fiscal quarter (the "current period") from the same set of active cloud customers as the base period, including increases in usage, as well as reductions and cancellations, and additional conversions of on-premises revenues to the cloud for customers active in the base period, all in constant currency;
◦Cloud net expansion rate is calculated by taking the ARR from the current period and dividing by the ARR from the base period (all quarterly-dollar based); and

◦The last twelve-month dollar-based cloud net expansion rate is calculated by taking the average of the quarterly dollar-based cloud net expansion rate from the last fiscal quarter and the prior three fiscal quarters.
COVID-19 Update
See Part I, Item 1A. "Risk Factors" and Part II, Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the 2021 Annual Report for a discussion related to risks and impact of COVID-19 on the Company. As of the date of this Quarterly Report on Form 10-Q, we are continuing to execute our pandemic response plan, and the Teradata Pandemic Response Team is refining and executing return-to-office plans. Under our return-to-office plans, none of our employees are required to return to an office environment and can choose to continue to work remotely or under a hybrid model. For employees choosing to return to the office environment, certain safety protocols will be required to be followed. Customer-facing teams are also proactively working to identify ways to assist customers, meet service level commitments, and engage with customers via virtual events if requested by our customers.
First Quarter Financial Overview

As more fully discussed in later sections of this MD&A, the following were significant financial items for the first quarter of 2022:
•At the end of the first quarter of 2022, ARR was $1.427 billion compared to $1.404 billion in the first quarter of 2021, increasing 2% as compared to the first quarter of 2021, including a 1% adverse impact from foreign currency translation.
•At the end of first quarter of 2022, Public Cloud ARR was $209 million compared to $124 million in the first quarter of 2021, increasing 69% as compared to the first quarter of 2021, including a 1% adverse impact from foreign currency fluctuations.
•Total revenue was $496 million for the first quarter of 2022, a 1% increase compared to the first quarter of 2021, with an underlying 4% increase in recurring revenue. Perpetual software licenses, hardware and other revenue increased 13%, and consulting services revenue decreased 13%. Foreign currency fluctuations had a 3% adverse impact on total revenue for the quarter compared to the prior year.
•Gross margin decreased to 60.7% in the first quarter of 2022 from 62.5% in the first quarter of 2021, primarily due to expenses incurred as a result of ceasing operations in Russia, and the adverse impact of foreign currency fluctuations.
•Operating expenses for the first quarter of 2022 increased by 3% compared to the first quarter of 2021, primarily due to higher stock-based compensation and expenses incurred in ceasing our operations in Russia.
•Operating income was $68 million in the first quarter of 2022, compared to $81 million in the first quarter of 2021.
•Net income in the first quarter of 2022 was $36 million, compared to net income of $53 million in the first quarter of 2021.
•Cloud Net Expansion Rate for the first quarter of 2022 was approximately 130%.

Results of Operations for the Three Months Ended March 31, 2022
Compared to the Three Months Ended March 31, 2021
Revenue and ARR

		% of		% of
In millions	2022	Revenue	2021	Revenue
Recurring	$386	77.9%	$372	75.7%
Perpetual software licenses, hardware and other	26	5.2%	23	4.7%
Consulting services	84	16.9%	96	19.6%
Total revenue	$496	100%	$491	100%
Total revenue increased $5 million, or 1%, in the first quarter of 2022. Total revenue was adversely impacted by the loss of approximately $10 million in revenue (a significant majority related to recurring revenue) as a result of our ceasing operations in Russia during the first quarter of 2022 in support of sanctions imposed because of Russia's invasion of Ukraine. Total revenue growth was primarily driven by a higher mix of recurring revenue. As a percentage of total revenue, recurring revenue was 78% in the first quarter, which reflects growth of 4%, including a 2% negative impact from foreign currency fluctuations. On-premises customer transactions involving substantive long-term commitments resulted in revenue being recognized on a recurring annual basis rather than a recurring quarterly basis resulting in approximately 1% of net positive impact to recurring revenue in the first quarter of 2022 compared to the first quarter of 2021.
At the end of the first quarter of 2022, ARR was $1.427 billion compared to $1.404 billion in the first quarter of 2021, increasing 2% as compared to the first quarter of 2021, including a 1% adverse impact from foreign currency translation. The 2% increase in Total ARR includes the reduction we realized during the first quarter of 2022 upon deciding to cease operations in Russia during the quarter. As the Russia business was primarily on-premises, ceasing our operations in Russia resulted in minimal impact to Public Cloud ARR. At the end of first quarter of 2022, Public Cloud ARR was $209 million compared to $124 million in the first quarter of 2021, increasing 69% as compared to the first quarter of 2021, including a 1% adverse impact from foreign currency fluctuations. Public Cloud ARR grew in all three geographic regions year-over-year. Public Cloud ARR growth in the first quarter of 2022 was driven primarily by expansions of existing customers. We experienced expansion activity from a high number of customers, both new (migrations from on-premises) and existing cloud customers. Many of these customers are adding new workloads onto our Vantage cloud platform while also maintaining hybrid environments on Teradata. We also continue to see new logo customers, both on-premises and in the cloud, which grew year-over-year.
Revenues from perpetual software licenses, hardware and other were up 13% in the first quarter of 2022, including a 4% negative impact from foreign currency fluctuations, primarily due to the timing of deals and a low prior year comparison.
Consulting services revenue decreased 13% in the first quarter of 2022, including a 4% adverse impact from foreign currency, primarily due to our continued realignment of our consulting resources on higher-margin engagements, both direct engagement with customers and joint engagement with partners that drive increased software consumption within our targeted customer base.
Upon deciding to cease operations in Russia during the first quarter of 2022, we removed anticipated contributions for the partial period from our first quarter results and from the projections for the remainder of 2022. In addition, the recent strengthening of the U.S. dollar is expected to have an adverse impact on the prior guidance we provided. As a result of ceasing our operations in Russia and the expected adverse impact of currency rates, we anticipate the following for full year 2022 outlook:
•Total ARR is now projected to decline in the low-single-digit percentage range year-over-year as reported, which includes the anticipated $55 million reduction of ARR related to ceasing operations in Russia.
•Public Cloud ARR is expected to increase by approximately 80% year-over-year as reported.
•Recurring revenue is anticipated to decline in the low-to-mid-single-digit percentage range year-over year as reported.

•Taking into consideration the full year 2022 total revenue impact of approximately $60 million related to ceasing operations in Russia, total revenue is now expected to decline in the mid-to-high-single-digit percentage range year-over-year as reported.
As a portion of the Company’s operations and revenue occur outside the United States, and in currencies other than the U.S. dollar, the Company is exposed to fluctuations in foreign currency exchange rates. Based on currency rates as of April 29, 2022, Teradata is estimating a 3.5%-to-4.0% negative impact from currency translation on our 2022 full-year total reported revenues.

Gross Profit

		% of		% of
In millions	2022	Revenue	2021	Revenue
Recurring	$281	72.8%	$282	75.8%
Perpetual software licenses, hardware and other	8	30.8%	12	52.2%
Consulting services	12	14.3%	13	13.5%
Total gross profit	$301	60.7%	$307	62.5%
The decrease in recurring revenue gross profit as a percentage of revenue was primarily driven by a loss of recurring revenue as a result of ceasing operations in Russia and the negative effect of foreign currency exchange rates, partially offset by a higher mix of subscription-based revenue and the positive impact of upfront revenue arrangements in the first quarter of 2022.
The decrease in perpetual software licenses, hardware and other gross profit as a percentage of revenue was primarily driven by deal mix.
Consulting services gross profit as a percentage of revenue increased as compared to the prior year primarily due to our continued strategic focus on higher-value projects.
Operating Expenses

		% of		% of
In millions	2022	Revenue	2021	Revenue
Selling, general and administrative expenses	$157	31.7%	$149	30.3%
Research and development expenses	76	15.3%	77	15.8%
Total operating expenses	$233	47.0%	$226	46.0%
The selling, general and administrative expense ("SG&A") increase was primarily driven by investments in cloud and go-to-market operations, higher stock-based compensation and expenses incurred in connection with ceasing our operations in Russia, which was partially offset by continued cost discipline and actions to adjust our cost structure for the unplanned closure of our operations in Russia. Research and development ("R&D") expense was relatively flat year-over-year.
Other Expense, net

In millions	2022	2021
Interest income	$2	$1
Interest expense	(6)	(7)
Other	(9)	(3)
Other expense, net	$(13)	$(9)
Other expense, net in the first quarter of 2022 and 2021 is comprised primarily of interest expense on long-term debt and finance leases, losses resulting from foreign currency transactions, as well as benefit costs on our pension and postemployment plans, partially offset by interest income earned on our cash and cash equivalents.
Provision for Income Taxes
Income tax provisions for interim periods are based on estimated annual income tax rates, adjusted to reflect the effects of any significant infrequent or unusual items which are required to be discretely recognized within the current interim period.
The effective tax rate for the three months ended March 31, 2022 and 2021 were as follows:

	2022	2021
Effective tax rate	34.5%	26.4%

For the three months ended March 31, 2022, we recorded a total of $4 million of net discrete tax benefits, a majority of which related to the excess tax benefit derived from stock-based compensation vesting. In addition, our effective tax rate increased by 9% as a result of the forecasted GILTI tax liability, which increased as a result of the requirement in the U.S. to capitalize and amortize R&D for tax purposes, that became effective on January 1, 2022.
For the three months ended March 31, 2021, we recorded $3 million of discrete tax benefit, a majority of which related to the excess tax benefit derived from stock compensation vesting.
Effective on January 1, 2022, the U.S. tax law changed and now requires R&D expenses to be capitalized and amortized for tax purposes under Internal Revenue Code Section 174; as a result of this law change, the Company is currently forecasting approximately $12 million of tax expense related to GILTI in our marginal effective tax rate for 2022. Should Congress enact proposed legislation to defer the implementation of R&D capitalization rules retroactively by the end of the year, the Company’s GILTI tax and overall effective tax rate for 2022 would be significantly reduced. We expect that a majority of our foreign earnings will be repatriated to the U.S. As a result, the effective tax rates in the periods presented are largely based upon the forecasted pre-tax earnings mix between the U.S. and other foreign taxing jurisdictions where we conduct our business. We estimate that the full-year effective tax rate for 2022 will be approximately 37%, which takes into consideration, among other things, the forecasted earnings mix by jurisdiction, the estimated impact to GILTI tax as a result of the requirement to capitalize R&D for tax purposes, and the estimated discrete items to be recognized in 2022. The forecasted tax rate is based on the overseas profits being taxed at an overall effective tax rate of approximately 23%, as compared to the U.S. federal statutory tax rate of 21%.
Revenue and Gross Profit by Operating Segment
Teradata manages its business under three geographic regions, which are also our operating segments: (1) Americas region (North America and Latin America); (2) EMEA region (Europe, Middle East, and Africa) and (3) APJ region (Asia Pacific and Japan). For purposes of discussing results by segment, management excludes the impact of certain items, consistent with the manner by which management evaluates the performance of each segment. This format is useful to investors because it allows analysis and comparability of operating trends. It also includes the same information that is used by our management to make decisions regarding the segments and to assess financial performance. The chief operating decision maker, who is our President and Chief Executive Officer, evaluates the performance of the segments based on revenue and multiple profit measures, including segment gross profit. For management reporting purposes, assets are not allocated to the segments. Our segment results are reconciled to total company results reported under GAAP in Note 12 of Notes to Condensed Consolidated Financial Statements (Unaudited).
The following table presents segment revenue and segment gross profit for the Company for the three months ended March 31:

		% of		% of
In millions	2022	Revenue	2021	Revenue
Segment revenue
Americas	$290	58.5%	$263	53.6%
EMEA	129	26.0%	147	29.9%
APJ	77	15.5%	81	16.5%
Total segment revenue	$496	100%	$491	100%
Segment gross profit
Americas	$189	65.2%	$182	69.2%
EMEA	78	60.5%	88	59.9%
APJ	45	58.4%	45	55.6%
Total segment gross profit	$312	62.9%	$315	64.2%
Americas
Americas revenue increased 10% as compared to the prior year, including a 1% adverse impact from foreign currency fluctuations. Recurring revenue was up 13% and perpetual and other revenue was up 71% ($5 million).

Consulting revenue decreased 16% as compared to the prior year. Segment gross profit as a percentage of revenues was lower primarily due to a higher mix of public cloud revenue and costs.
EMEA
EMEA revenue decreased 12%, which included a 6% adverse impact from foreign currency fluctuations. The overall decrease in EMEA revenue included a decrease of 12% in recurring revenue, a decrease of 15% ($2 million) in perpetual and other revenue and a decrease of 12% in consulting revenue. EMEA revenue was negatively impacted by our ceasing operations in Russia during the first quarter of 2022 in support of the sanctions imposed because of Russia's invasion of Ukraine. Segment gross profit as a percentage of revenues was higher primarily due to a higher mix of recurring revenue.
APJ
APJ revenue decreased 5%, including a 5% adverse impact from foreign currency fluctuations. Recurring revenue decreased by 4% and consulting revenue decreased by 8%. Segment gross profit as a percentage of revenues was higher primarily due to a higher mix of recurring revenue.

Financial Condition, Liquidity and Capital Resources
Cash provided by operating activities was $151 million, which increased by $41 million in the three months ended March 31, 2022 compared to the three months ended March 31, 2021. The increase in cash provided by operating activities was primarily due to better cash conversion efficiency due to favorable working capital dynamics, primarily due to strong collections of receivables. In addition, we received a $50 million tax refund related to our Cares Act carryback claim. Teradata used approximately $10 million of cash in the first three months of 2022 for reorganizing and restructuring its operations and go-to-market functions to align to its strategy, as compared to $19 million in the first three months of 2021.
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
The table below shows net cash provided by operating activities and net cash used in investing activities related to capital expenditures, along with free cash flow, for the following periods:

	Three Months Ended March 31, 2022
In millions	2022	2021
Net cash provided by operating activities	$151	$110
Less:
Expenditures for property and equipment	(1)	(4)
Additions to capitalized software	—	(1)
Free cash flow	$150	$105
Financing activities and certain other investing activities are not included in our calculation of free cash flow. There were no other investing activities for the three months ended March 31, 2022 and 2021.
Teradata’s financing activities for the three months ended March 31, 2022 and 2021 primarily consisted of cash outflows for share repurchases and payments on our finance leases and long-term debt. At March 31, 2022, we had no outstanding borrowings on our $400 million revolving credit facility entered into in June 2018 (the "Credit Facility").
As to share repurchases, we have two share repurchase programs that were authorized by our Board of Directors:
•The dilution offset share repurchase program allows us to repurchase Teradata common stock to the extent (i) cash is received from the exercise of stock options and (ii) employees purchase Teradata stock pursuant to the Teradata Employee Stock Purchase Plan ("ESPP"). The purpose of the dilution offset share repurchase program is to offset dilution from shares issued pursuant to the exercise of stock options and shares purchased under the ESPP.

•Our open market share repurchase program provides for the repurchase of Teradata stock periodically on an ongoing basis in open market transactions, through 10b5-1 programs, through accelerated share repurchase programs, in privately negotiated transactions, or through the use of derivative instruments, in accordance with applicable securities rules regarding issuer repurchases. The open market share repurchase program will expire on December 31, 2025. On November 1, 2021, our Board of Directors authorized an additional $1 billion for share repurchases under the open market share repurchase program and on February 9, 2022 we entered into an accelerated share repurchase agreement ("ASR") with JPMorgan Chase Bank, National Association ("JPMorgan Chase") to purchase shares of Teradata common stock from JPMorgan Chase for an aggregate purchase price of $250 million. After giving effect to the ASR, but excluding approximately $50 million which remains at JPMorgan Chase for additional repurchases until the completion of the ASR, there is a total authority of $963 million remaining under the open market share repurchase program as of March 31, 2022.

In the aggregate under the dilution offset share repurchase program, the open market share repurchase program and the ASR, we repurchased approximately 5.1 million shares of common stock at an average price per share of $48.85 in the three months ended March 31, 2022 (which includes the initial delivery of Teradata common stock under the ASR of approximately 3.9 million shares based on the closing price of the common stock of $50.89 on February 8, 2022), and 2.6 million shares at an average price per share of $32.94 in the three months ended March 31, 2021. Share repurchases are reported on a trade date basis. Our share repurchase activity depends on factors such as our working capital needs, our cash requirements for capital investments, our stock price, and economic and market conditions.
Proceeds from the ESPP and the exercise of stock options, net of tax, were $4 million for the three months ended March 31, 2022 and $13 million for the three months ended March 31, 2021. These proceeds are included in other financing activities, net in the Condensed Consolidated Statements of Cash Flows (Unaudited).
Our total cash and cash equivalents held outside the United States in various foreign subsidiaries was $348 million as of March 31, 2022 and $401 million as of December 31, 2021. The remaining balance held in the United States ("U.S.") was $56 million as of March 31, 2022 and $191 million as of December 31, 2021. The Company considers a majority of its foreign earnings will be repatriated to the U.S. Effective January 1, 2018, the U.S. moved to a territorial system of international taxation, and as such will generally not subject future foreign earnings to U.S. taxation upon repatriation in future years.
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
The Company’s ability to generate positive cash flows from operations is dependent on general economic conditions, competitive pressures, and other business and risk factors described in the 2021 Annual Report and elsewhere in this Quarterly Report on Form 10-Q. If the Company is unable to generate sufficient cash flows from operations, or otherwise comply with the terms of the Credit Facility or its term loan agreement, the Company may be required to seek additional financing alternatives.
Long-term Debt. There has been no significant change in our long-term debt as described in the 2021 Annual Report. Our long-term debt is discussed in Note 10 of Notes to Condensed Consolidated Financial Statements (Unaudited).
Contractual and Other Commercial Commitments. There has been no significant change in our contractual and other commercial commitments as described in the 2021 Annual Report. Our commitments and contingencies are discussed in Note 8 of Notes to Condensed Consolidated Financial Statements (Unaudited).
Critical Accounting Policies and Estimates
Our financial statements are prepared in accordance with GAAP. In connection with the preparation of these financial statements, we are required to make assumptions, estimates and judgments that affect the reported amounts of assets, liabilities, revenues, expenses and the related disclosure of contingent liabilities. These assumptions, estimates and judgments are based on historical experience and assumptions that are believed to be reasonable at the time. However, because future events and their effects cannot be determined with certainty, the determination of estimates requires the exercise of judgment. Our critical accounting policies are those that require assumptions to be made about matters that are highly uncertain. Different estimates could have a material impact on our financial results. Judgments and uncertainties affecting the application of these policies and estimates may result in materially different amounts being reported under different conditions or circumstances. Our management periodically reviews these estimates and assumptions to ensure that our financial statements are presented fairly and are materially correct. We assessed certain accounting matters that generally require consideration of forecasted financial information in context with the information reasonably available to us as of March 31, 2022 and through the date of this report. The accounting matters assessed included, but were not limited to, our allowance for doubtful accounts, stock-based compensation, the carrying value of our goodwill and other long-lived assets, financial assets, valuation allowances for tax assets and revenue recognition.
In many cases, the accounting treatment of a particular transaction is specifically dictated by GAAP and does not require significant management judgment in its application. There are also areas in which management’s judgment in selecting among available alternatives would not produce a materially different result. The significant accounting policies and estimates that we believe are the most critical to aid in fully understanding and evaluating our reported financial results are discussed in the 2021 Annual Report. Teradata’s senior management has reviewed these critical accounting policies and related disclosures and determined that there were no significant changes in our critical accounting policies in the three months ended March 31, 2022.
New Accounting Pronouncements
See discussion in Note 2 of Notes to Condensed Consolidated Financial Statements (Unaudited) for new accounting pronouncements.
Item 3. Quantitative and Qualitative Disclosures About Market Risk.
There have not been any material changes to the market risk factors previously disclosed in Part II, Item 7A of the 2021 Annual Report.

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
Based on their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2022, our disclosure controls and procedures were effective to provide reasonable assurance that the information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.
Changes in Internal Control over Financial Reporting
There have been no changes in our internal control over financial reporting that occurred during the fiscal quarter ended March 31, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. We have not experienced any material adverse impact to our internal controls over financial reporting as a result of most of our employees working remotely due to the COVID-19 pandemic. We are continually monitoring and assessing the COVID-19 situation on our internal controls to minimize the impact on their design and operating effectiveness.
Part II—OTHER INFORMATION
Item 1. Legal Proceedings.
The information required to be set forth under this Part II, Item 1 is incorporated by reference to Note 8, Commitments and Contingencies—Legal Proceedings of the Notes to Condensed Consolidated Financial Statements (Unaudited) included in this Quarterly Report on Form 10-Q.
Item 1A. Risk Factors.
There have not been any material changes to the risk factors previously disclosed in Part I, Item IA of the 2021 Annual Report.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
Purchases of Company Common Stock
From time to time, the Company's Section 16 officers sell to the Company shares of the Company's common stock received upon vesting of restricted share units at the current market price to cover their withholding tax obligations. For the three months ended March 31, 2022, the total of these purchases was 82,412 shares at an average price of $44.83 per share.

The following table provides information relating to the Company’s share repurchase programs for the three months ended March 31, 2022:

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Dilution Offset Program (1)	Total Number of Shares Purchased as Part of Publicly Announced Open Market Share Repurchase Program (2)	Maximum Dollar Value that May Yet Be Purchased Under the Dilution Offset Program	Maximum Dollar Value that May Yet Be Purchased Under the Open Market Share Repurchase Program
Month
January 2022	1,187,816	$42.09	—	1,187,816	$522,134	$1,162,770,562
February 2022	3,930,045	$50.89	—	3,930,045	$1,174,757	$962,770,572
March 2022	—	$—	—	—	$7,532,006	$962,770,572
First Quarter Total	5,117,861	$48.85	—	5,117,861	$7,532,006	$962,770,572
(1) The dilution offset share repurchase program allows the Company to repurchase Teradata common stock to the extent of cash received from the exercise of stock options and purchases under the ESPP to offset dilution from shares issued pursuant to these plans.
(2) The open market share repurchase program authorized by the Board allows the Company to repurchase outstanding shares of Teradata common stock. Share repurchases made by the Company are reported on a trade date basis. The open market share repurchase program expires on December 31, 2025.
Accelerated Share Repurchase Agreement ("ASR")
On February 9, 2022 we entered into an ASR agreement with JPMorgan Chase Bank, National Association ("JPMorgan Chase") to purchase shares of our common stock from JPMorgan Chase for an aggregate purchase price of $250 million. Pursuant to the ASR, we received an initial delivery of 3,930,045 shares of common stock based on the closing price of the common stock of $50.89 on February 8, 2022. As a result, approximately $50 million remains at JPMorgan Chase for additional repurchases until the completion of the ASR. The ASR agreement was entered into pursuant to our open market share repurchase authorization. The final number of shares that will be delivered to Teradata under the ASR will be based on the average of the daily volume-weighted average trading prices of Teradata’s common stock during the term of the ASR, less a discount. We expect to receive the remaining shares no later than August 9, 2022.
Item 3. Defaults Upon Senior Securities.
None
Item 4. Mine Safety Disclosures.
None
Item 5. Other Information.
None

Item 6. Exhibits.

Exhibit Number per Item 601 of Regulation S-K	Description

3.1
Amended and Restated Certificate of Incorporation of Teradata Corporation as amended and restated on September 24, 2007 (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K dated September 25, 2007 (SEC file number 001-33458)).

3.2	Amended and Restated By-Laws of Teradata Corporation, as amended and restated on July 26, 2016 (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K dated August 1, 2016).

4.1	Common Stock Certificate of Teradata Corporation (incorporated by reference to Exhibit 4.1 to the Quarterly Report on Form 10-Q dated November 13, 2007 (SEC file number 001-33458)).

10.1*	Amendment to Offer Letter between Stephen McMillan and the Company dated April 29, 2022

31.1	Certification pursuant to Rule 13a-14(a), dated May 6, 2022.

31.2	Certification pursuant to Rule 13a-14(a), dated May 6, 2022.

32	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated May 6, 2022.

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).
* Management contract or compensatory plan, contract or arrangement.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TERADATA CORPORATION

Date: May 6, 2022	By:	/s/ Claire Bramley
Claire Bramley Chief Financial Officer