Form 10-Q
period 2022-06-30
TERADATA CORP /DE/
filed 2022-08-05
CIK 816761

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2022
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐  No  ☒
At July 29, 2022, the registrant had approximately 102.8 million shares of common stock outstanding.

PART I—FINANCIAL INFORMATION

Part 1—FINANCIAL INFORMATION
A

Item 1.	Financial Statements.
Teradata Corporation
Condensed Consolidated Statements of Income (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
In millions, except per share amounts	2022	2021	2022	2021
Revenue
Subscription software licenses	$65	$81	$158	$174
Services and other	280	295	573	574
Total recurring	345	376	731	748
Perpetual software licenses, hardware and other	8	17	34	40
Consulting services	77	98	161	194
Total revenue	430	491	926	982
Cost of revenue
Subscription software licenses	5	4	12	8
Services and other	91	83	189	169
Total recurring	96	87	201	177
Perpetual software licenses, hardware and other	6	11	24	22
Consulting services	70	83	142	166
Total cost of revenue	172	181	367	365
Gross profit	258	310	559	617
Operating expenses
Selling, general and administrative expenses	163	161	320	310
Research and development expenses	81	79	157	156
Total operating expenses	244	240	477	466
Income from operations	14	70	82	151
Other expense, net
Interest expense	(5)	(7)	(11)	(14)
Interest income	3	2	5	3
Other expense	(12)	(6)	(21)	(9)
Total other expense, net	(14)	(11)	(27)	(20)
Income before income taxes	—	59	55	131
Income tax expense	4	15	23	34
Net (loss) income	$(4)	$44	$32	$97
Net (loss) income per common share
Basic	$(0.04)	$0.40	$0.31	$0.89
Diluted	$(0.04)	$0.39	$0.30	$0.86
Weighted average common shares outstanding
Basic	103.5	109.0	104.2	108.9
Diluted	103.5	112.7	107.1	112.7
See Notes to Condensed Consolidated Financial Statements (Unaudited).

Teradata Corporation
Condensed Consolidated Statements of Comprehensive Income (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
In millions	2022	2021	2022	2021
Net (loss) income	$(4)	$44	$32	$97
Other comprehensive (loss) income:
Foreign currency translation adjustments	(24)	7	(25)	(1)
Unrealized loss on cross-currency net investment hedge, net of tax	(1)	—	(1)	—
Total currency translation adjustments	(25)	7	(26)	(1)
Derivatives:
Unrealized (loss) gain on derivatives, before tax	(3)	3	5	7
Unrealized (loss) gain on derivatives, tax portion	1	(1)	(1)	(2)
Unrealized (loss) gain on derivatives, net of tax	(2)	2	4	5
Defined benefit plans:
Defined benefit plan adjustment, before tax	2	3	5	5
Defined benefit plan adjustment, tax portion	(1)	(1)	(2)	(1)
Defined benefit plan adjustment, net of tax	1	2	3	4
Other comprehensive (loss) income	(26)	11	(19)	8
Comprehensive (loss) income	$(30)	$55	$13	$105
See Notes to Condensed Consolidated Financial Statements (Unaudited).

Teradata Corporation
Condensed Consolidated Balance Sheets (Unaudited)

In millions, except per share amounts	June 30, 2022	December 31, 2021
Assets
Current assets
Cash and cash equivalents	$545	$592
Accounts receivable, net	266	336
Inventories	17	26
Other current assets	93	152
Total current assets	921	1,106
Property and equipment, net	249	288
Right of use assets - operating lease, net	17	26
Goodwill	390	396
Capitalized contract costs, net	95	111
Deferred income taxes	194	202
Other assets	29	40
Total assets	$1,895	$2,169
Liabilities and stockholders’ equity
Current liabilities
Current portion of long-term debt	$—	$88
Current portion of finance lease liability	70	77
Current portion of operating lease liability	8	12
Accounts payable	83	67
Payroll and benefits liabilities	108	148
Deferred revenue	530	552
Other current liabilities	79	89
Total current liabilities	878	1,033
Long-term debt	497	324
Finance lease liability	48	53
Operating lease liability	13	18
Pension and other postemployment plan liabilities	129	138
Long-term deferred revenue	11	27
Deferred tax liabilities	7	7
Other liabilities	90	109
Total liabilities	1,673	1,709
Commitments and contingencies (Note 8)
Stockholders’ equity
Preferred stock: par value $0.01 per share, 100.0 shares authorized, no shares issued and outstanding at June 30, 2022 and December 31, 2021, respectively	—	—
Common stock: par value $0.01 per share, 500.0 shares authorized, 102.8 and 107.2 shares issued at June 30, 2022 and December 31, 2021, respectively	1	1
Paid-in capital	1,874	1,808
Accumulated deficit	(1,496)	(1,211)
Accumulated other comprehensive loss	(157)	(138)
Total stockholders’ equity	222	460
Total liabilities and stockholders’ equity	$1,895	$2,169
See Notes to Condensed Consolidated Financial Statements (Unaudited).

Teradata Corporation
Condensed Consolidated Statements of Cash Flows (Unaudited)

	Six Months Ended June 30,
In millions	2022	2021
Operating activities
Net income	$32	$97
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	73	76
Stock-based compensation expense	63	52
Deferred income taxes	2	9
Changes in assets and liabilities:
Receivables	70	32
Inventories	9	9
Current payables and accrued expenses	(26)	15
Deferred revenue	(38)	48
Other assets and liabilities	71	(3)
Net cash provided by operating activities	256	335
Investing activities
Expenditures for property and equipment	(3)	(9)
Additions to capitalized software	(1)	(2)
Net cash used in investing activities	(4)	(11)
Financing activities
Repurchases of common stock	(317)	(121)
Proceeds from long-term borrowings	500	—
Repayments of long-term borrowings	(413)	(19)
Payments of finance leases	(45)	(44)
Other financing activities, net	1	18
Net cash used in financing activities	(274)	(166)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(25)	(4)
(Decrease) increase in cash, cash equivalents and restricted cash	(47)	154
Cash, cash equivalents and restricted cash at beginning of period	595	533
Cash, cash equivalents and restricted cash at end of period	$548	$687

Supplemental cash flow disclosure:
Assets acquired under operating lease	$1	$3
Assets acquired under finance lease	$34	$58
Annual variable incentive payout settled in equity	$—	$17
Reconciliation of cash, cash equivalents and restricted cash to the Condensed Consolidated Balance Sheets:

	June 30, 2022	December 31, 2021
Cash and cash equivalents	$545	$592
Restricted cash	3	3
Total cash, cash equivalents and restricted cash	$548	$595

See Notes to Condensed Consolidated Financial Statements (Unaudited).

Teradata Corporation
Condensed Consolidated Statements of Changes in Stockholders’ Equity (Unaudited)

	Common Stock		Paid-in	Accumulated	Accumulated Other Comprehensive
In millions	Shares	Amount	Capital	Deficit	Loss	Total
December 31, 2021	107	$1	$1,808	$(1,211)	$(138)	$460
Net income	—	—	—	36	—	36
Employee stock compensation, employee stock purchase programs and option exercises, net of tax	3	—	34	—	—	34
Repurchase of common stock, not yet settled	—	—	(50)	—	—	(50)
Repurchases of common stock, retired	(5)	—	—	(250)	—	(250)
Pension and postemployment benefit plans, net of tax	—	—	—	—	2	2
Unrealized gain on derivatives, net of tax	—	—	—	—	6	6
Currency translation adjustment	—	—	—	—	(1)	(1)
March 31, 2022	105	$1	$1,792	$(1,425)	$(131)	$237
Net loss	—	—	—	(4)	—	(4)
Employee stock compensation, employee stock purchase programs and option exercises, net of tax	—	—	32	—	—	32
Repurchase of common stock, settled	—	—	50	—	—	50
Repurchases of common stock, retired	(2)	—	—	(67)	—	(67)
Pension and postemployment benefit plans, net of tax	—	—	—	—	1	1
Unrealized loss on derivatives, net of tax	—	—	—	—	(2)	(2)
Currency translation adjustments	—	—	—	—	(25)	(25)
June 30, 2022	103	$1	$1,874	$(1,496)	$(157)	$222

	Common Stock		Paid-in	Accumulated	Accumulated Other Comprehensive
In millions	Shares	Amount	Capital	Deficit	Loss	Total
December 31, 2020	108	$1	$1,656	$(1,114)	$(143)	$400
Net income	—	—	—	53	—	53
Employee stock compensation, employee stock purchase programs and option exercises, net of tax	4	—	52	—	—	52
Repurchases of common stock, retired	(3)	—	—	(85)	—	(85)
Pension and postemployment benefit plans, net of tax	—	—	—	—	2	2
Unrealized gain on derivatives, net of tax	—	—	—	—	3	3
Currency translation adjustment	—	—	—	—	(8)	(8)
March 31, 2021	109	$1	$1,708	$(1,146)	$(146)	$417
Net income	—	—	—	44	—	44
Employee stock compensation, employee stock purchase programs and option exercises, net of tax	—		35	—	—	35
Repurchases of common stock, retired	—	—	—	(36)	—	(36)
Pension and postemployment benefit plans, net of tax	—	—	—	—	2	2
Unrealized gain on derivatives, net of tax	—	—	—	—	2	2
Currency translation adjustment	—	—	—	—	7	7
June 30, 2021	109	$1	$1,743	$(1,138)	$(135)	$471

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
2. New Accounting Pronouncements
Reference Rate Reform. In March 2020, the Financial Accounting Standards Board ("FASB") issued new guidance to provide relief to companies that will be impacted by the expected change in benchmark interest rates, as participating banks will no longer be required to submit London Interbank Offered Rate ("LIBOR") quotes by the U.K. Financial Conduct Authority. The new guidance allows companies to, provided the only change to existing contracts are a change to an approved benchmark interest rate, account for modifications as a continuance of the existing contract without additional analysis. For new and existing contracts, companies may elect to apply the amendments as of March 12, 2020 through December 31, 2022. The Company has evaluated this new guidance and concluded it will not have a material impact on our consolidated financial statements or related disclosures.

3. Revenue from Contracts with Customers
Disaggregation of Revenue from Contracts with Customers
The following table presents a disaggregation of revenue:

	Three Months Ended June 30,		Six Months Ended June 30,
in millions	2022	2021	2022	2021
Americas
Recurring	$215	$233	$461	$451
Perpetual software licenses, hardware and other	3	4	15	11
Consulting services	31	37	63	75
Total Americas	249	274	539	537
EMEA
Recurring	75	86	164	187
Perpetual software licenses, hardware and other	3	7	14	20
Consulting services	25	35	54	68
Total EMEA	103	128	232	275
APJ
Recurring	55	57	106	110
Perpetual software licenses, hardware and other	2	6	5	9
Consulting services	21	26	44	51
Total APJ	78	89	155	170
Total Revenue	$430	$491	$926	$982

Rental revenue, which is included in recurring revenue in the above table, was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
in millions	2022	2021	2022	2021
Rental revenue*	$45	$48	$95	$87
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

The following table provides information about receivables, contract assets and deferred revenue from contracts with customers:

	As of
in millions	June 30, 2022	December 31, 2021
Accounts receivable, net	266	$336
Contract assets	15	10
Current deferred revenue	530	552
Long-term deferred revenue	11	27
Revenue recognized during the six months ended June 30, 2022 from amounts included in deferred revenue at the beginning of the period was $346 million.
Transaction Price Allocated to Unsatisfied Obligations
The following table includes estimated revenue expected to be recognized in the future related to the Company's unsatisfied (or partially satisfied) obligations at June 30, 2022:

in millions	Total at June 30, 2022	Year 1	Year 2 and Thereafter
Remaining unsatisfied obligations	$2,087	$1,373	$714
The amounts above represent the price of firm orders for which work has not been performed or goods have not been delivered and exclude unexercised contract options outside the stated contractual term that do not represent material rights to the customer. Although the Company believes that the contract value in the above table is firm, approximately $1,243 million of the amount is under contracts that are subject to customer-only general cancellation for convenience terms that the Company is contractually obligated to perform unless the customer notifies us of cancellation. The Company expects to recognize revenue of approximately $449 million in the next year from contracts that are non-cancelable. The Company believes the inclusion of this information is important to understanding the obligations that the Company is contractually required to perform and provides useful information regarding remaining obligations related to these executed contracts.
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

in millions	December 31, 2021	Capitalized	Amortization	June 30, 2022
Capitalized contract costs	$111	$15	$(31)	$95

in millions	December 31, 2020	Capitalized	Amortization	June 30, 2021
Capitalized contract costs	$98	$20	$(21)	$97

5. Supplemental Financial Information

	As of
In millions	June 30, 2022	December 31, 2021
Inventories
Finished goods	$11	$17
Service parts	6	9
Total inventories	$17	$26

Deferred revenue
Deferred revenue, current	$530	$552
Long-term deferred revenue	11	27
Total deferred revenue	$541	$579
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

The effective tax rate is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
In millions	2022	2021	2022	2021
Effective tax rate	972.0%	25.4%	41.8%	26.0%

For the three months ended June 30, 2022, the Company recorded $4 million of net discrete tax expense, a majority of which related to the recording of a valuation allowance against the current tax receivable and deferred tax asset balance that is not expected to be realized as a result of the discontinuation of the Company’s business in Russia in the first quarter of 2022. As a result of this tax expense, the Company’s effective tax rate for the quarter was 972%.

For the six months ended June 30, 2022, the Company recorded $1 million of net discrete tax benefits, a majority of which related to the excess tax benefit derived from $6 million of stock compensation vesting, offset by $5 million of discrete tax expense associated with valuation allowances against the current tax receivable and deferred tax asset balance that is not expected to be realized as a result of the discontinuation of the Company’s business in Russia in the first quarter of 2022.

For the three months ended June 30, 2021, the Company had no material discrete tax adjustments.
For the six months ended June 30, 2021, the Company recorded $4 million of discrete tax benefit, a majority of which related to the excess tax benefit derived from stock compensation vesting.
The Company estimates its annual effective tax rate for 2022 to be approximately 40%, which takes into consideration, among other things, the forecasted earnings mix by jurisdiction and the impact of discrete tax items to be recognized in 2022. Under U.S. tax law, U.S. shareholders are subject to a tax on global intangible low-taxed income ("GILTI") earned by certain foreign subsidiaries. The Company has elected to provide for the tax expense related to GILTI in the year in which the tax is incurred. Effective on January 1, 2022, the U.S. tax law changed and now requires R&D expenses to be capitalized and amortized for tax purposes under Internal Revenue Code Section 174; as a result of this law change, the Company is currently forecasting approximately $9 million of tax expense related to GILTI in our marginal effective tax rate for 2022. Should Congress enact proposed legislation to defer the implementation of R&D capitalization rules retroactively by the end of the year, the Company’s GILTI tax and overall effective tax rate for 2022 would be significantly reduced.
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
During June 2022, Teradata entered into a cross-currency swap designated as a net investment hedge, to hedge the Euro currency exposure of its net investment in certain foreign subsidiaries. This agreement is a contract to exchange fixed-rate payments in one currency for fixed-rate payments in another currency. Changes in the fair value of this swap are recorded in Accumulated Other Comprehensive Loss in the same manner as foreign currency translation adjustments. In assessing the effectiveness of this hedge, the Company used a method based on changes in spot rates to measure the impact of the foreign currency exchange rate fluctuations on both its foreign subsidiary net investment and the related swap.
The cross-currency swap contract has an expiration date of June 29, 2026. At maturity of the cross-currency swap contract, the Company will deliver the notional amount of €143 million and will receive $150 million from the counterparty. The Company will receive monthly interest payments from the counterparty based on a fixed interest rate until maturity of the agreements.
In June 2022, Teradata refinanced its long-term debt and its associated interest rate swap, which were due to mature in June 2023. As a result, Teradata terminated its five-year London Interbank Offered Rate ("Libor") interest rate swap that had a $500 million initial notional amount to hedge the floating interest rate of its Libor term loan. On June 28, 2022, Teradata executed a five-year Secured Overnight Financing Rate ("SOFR") interest rate swap with an initial notional amount of $450 million. The Company uses interest rate swaps to manage interest rate risks on future interest payments caused by interest rate changes on its variable rate term loan. The notional amount of the hedge steps down according to the amortization schedule of the term loan. The notional amount of the hedge was $450 million as of June 30, 2022.
The Company performed an initial effectiveness assessment on the interest rate swap and the net investment hedge foreign currency swap, and the hedges were determined to be effective. The hedges are being evaluated qualitatively on a quarterly basis for effectiveness. Changes in fair value are recorded in Accumulated Other Comprehensive Loss and periodic settlements of the swap will be recorded in interest expense along with the interest on amounts outstanding under the term loan.

The following table identifies the contract notional amount of the Company’s derivative financial instruments:

	As of
In millions	June 30, 2022	December 31, 2021
Contract notional amount of foreign exchange forward contracts	$112	$110
Net contract notional amount of foreign exchange forward contracts	$56	$41
Contract notional amount of foreign currency exchange (net investment hedge)	$150	$—
Contract notional amount of interest rate swap	$450	$413
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
Concentrations of Risk. The Company is potentially subject to concentrations of credit risk on accounts receivable and financial instruments such as hedging instruments, and cash and cash equivalents. Credit risk includes the risk of nonperformance by counterparties. The maximum potential loss may exceed the amount recognized on the balance sheet. Exposure to credit risk is managed through credit approvals, credit limits, selecting major international financial institutions (as counterparties to hedging transactions) and monitoring procedures. Teradata’s business often involves large transactions with customers, and if one or more of those customers were to default in its obligations under applicable contractual arrangements, the Company could be exposed to potentially significant losses. However, management believes that the reserves for potential losses were adequate at June 30, 2022 and December 31, 2021.
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
The Company’s assets and liabilities measured at fair value on a recurring basis include money market funds, interest rate swaps, foreign currency swaps and foreign currency exchange contracts. A portion of the Company’s excess cash reserves are held in money market funds which generate interest income based on the prevailing market rates. Money market funds are included in cash and cash equivalents in the Company’s balance sheet. Money market fund holdings are measured at fair value using quoted market prices and are classified within Level 1 of the valuation hierarchy.
When deemed appropriate, the Company minimizes its exposure to changes in foreign currency exchange rates through the use of derivative financial instruments, specifically, foreign exchange forward contracts. Additionally, in June 2022, Teradata executed a five-year interest rate swap with a $450 million initial notional amount in order to hedge the variable interest rate on its term loan and a four-year cross-currency swap with initial notional amounts of €143 million/$150 million, as a net investment hedge to hedge the Euro currency exposure of our net investment in certain foreign subsidiaries. The fair value of these contracts and swaps are measured at the end of each interim reporting period using observable inputs other than quoted prices, specifically market spot and forward exchange rates. As such, these derivative instruments are classified within Level 2 of the valuation hierarchy. Fair value of unrealized gains for open contracts are recorded in other assets and the fair value of unrealized losses are recorded in other liabilities in the Company's balance sheet. The fair value of foreign exchange forward contract assets and liabilities at June 30, 2022 and December 31, 2021 was not material. Realized gains and losses from the Company’s fair value and net investment hedges net of corresponding gains or losses on the underlying exposures were immaterial for the three and six months ended June 30, 2022 and 2021.
The Company’s other assets and liabilities measured at fair value on a recurring basis and subject to fair value disclosure requirements at June 30, 2022 and December 31, 2021 were as follows:

		Fair Value Measurements at Reporting Date Using
In millions	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Money market funds at June 30, 2022	$230	$230	$—	$—
Money market funds at December 31, 2021	$148	$148	$—	$—
Liabilities
Interest rate swap at June 30, 2022	$7	$—	$7	$—
Interest rate swap at December 31, 2021	$12	$—	$12	$—

Foreign currency swap at June 30, 2022	$1	$—	1	$—
10. Debt
On June 28, 2022, the Company entered into a Credit Agreement that provides for (i) a five-year unsecured term loan in an aggregate principal amount of $500 million (the "Term Loan"), and (ii) a five-year unsecured revolving credit facility in an aggregate principal amount of up to $400 million, including a $50 million sublimit for the issuance of standby letters of credit and a $50 million sublimit for swingline loans (the "Revolving Facility" and, collectively with the Term Loan, the "Credit Facility"). The Credit Facility replaces the Company's prior revolving credit agreement in the maximum principal of $400 million and its prior term loan agreement in the initial principal amount of $500 million, both of which were entered into in 2018 (the "Prior Agreements"). In connection with the execution of the Credit Facility, the $400 million term loan outstanding under the Prior Agreements was repaid in full.

All outstanding borrowings pursuant to the Revolving Facility are due and payable on June 28, 2027, however, the maturity date of the Revolving Facility may be extended by agreement of the parties for up to two additional one-year periods. The Term Loan is payable in quarterly installments, which commence on June 30, 2024, with 1.25% of the initial principal amount due on each of the first twelve payment dates, with all remaining principal due on June 28, 2027. Under the terms of the Credit Facility, Teradata from time to time and subject to certain conditions may increase the lending commitments under the Credit Facility in an aggregate principal amount up to an additional $450 million, to the extent that existing or new lenders agree to provide such additional commitments. The outstanding principal amount of the Credit Facility bears interest at a floating rate based upon, at Teradata’s option, a negotiated base rate or an adjusted term SOFR rate, plus in each case, a margin based on the Company's leverage ratio.

The Credit Facility is unsecured but is guaranteed by certain of Teradata’s material domestic subsidiaries and contains certain customary representations and warranties, default provisions, and affirmative and negative covenants, including, among others, covenants regarding the maintenance of a leverage ratio and covenants relating to financial reporting, compliance with laws, subsidiary indebtedness, liens, sale and leaseback transactions, mergers and other fundamental changes, and entry into certain restrictive agreements. Most of the covenants are subject to materiality, thresholds, and exceptions. In addition, the Credit Agreement provides that Teradata may request that the Credit Agreement be amended to establish key performance indicators with respect to certain environmental, social, and governance ("ESG") targets, pursuant to which certain positive or negative adjustments would be made to various fees and applicable margin based on Teradata’s performance against such ESG targets.

As of June 30, 2022, the Company had no borrowings outstanding under the Revolving Facility, leaving $400 million in borrowing capacity available under the Revolving Facility and the Term Loan principal outstanding was $500 million. The Term Loan is recognized on the Company's balance sheet at the unpaid principal balance, net of deferred issuance costs, and is not subject to fair value measurement. The Company was in compliance with all covenants under the Credit Facility as of June 30, 2022.

Teradata’s all-in interest rate, associated with the Company's Prior Agreements, for the three and six months ended June 30, 2022, was approximately 4.23%.

As disclosed in Note 7, Teradata entered into an interest rate swap to hedge the portion of the floating interest rate of the Term Loan and a cross currency swap to hedge a portion of Euro currency exposure of its net investment in certain foreign subsidiaries. As of June 30, 2022, the blended all-in interest rate was 3.98%.

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

	Three Months Ended June 30,		Six Months Ended June 30,
In millions, except per share amounts	2022	2021	2022	2021
Net (loss) income attributable to common stockholders	$(4)	$44	$32	$97
Weighted average outstanding shares of common stock	103.5	109.0	104.2	108.9
Dilutive effect of employee stock options, restricted stock and other stock awards	—	3.7	2.9	3.8
Common stock and common stock equivalents	103.5	112.7	107.1	112.7
Net (loss) income per share:
Basic	$(0.04)	$0.40	$0.31	$0.89
Diluted	$(0.04)	$0.39	$0.30	$0.86
For the three months ended June 30, 2022, due to the net loss attributable to Teradata common stockholders, common shares that otherwise potentially would cause dilution, such as employee stock options, restricted shares and other stock awards, have been excluded from the diluted share count because their effect would have been anti-dilutive. The fully diluted shares would have been 105.6 million for the three months ended June 30, 2022.
Options to purchase 0.4 million shares and 0.4 million shares of common stock for the three and six months ended June 30, 2022 and 0.2 million shares and 0.6 million shares of common stock for the three and six months ended June 30, 2021 were not included in the computation of diluted earnings per share because the exercise prices of these options were greater than the average market price of the common shares for the period, and therefore would have been anti-dilutive.
Accelerated Share Repurchase Agreement ("ASR")
On February 9, 2022 Teradata entered into an ASR agreement with JPMorgan Chase Bank, National Association ("JPMorgan Chase") to purchase shares of its common stock from JPMorgan Chase for an aggregate purchase price of $250 million. Pursuant to the ASR, the Company received an initial delivery of 3,930,045 shares of common stock based on the $50.89 closing price of the common stock on February 8, 2022. A final delivery of 1,635,863 shares was received on May 6, 2022 to complete the ASR agreement.

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
The following table presents segment revenue and segment gross profit for the Company:

	Three Months Ended June 30,		Six Months Ended June 30,
In millions	2022	2021	2022	2021
Segment revenue
Americas	$249	$274	$539	$537
EMEA	103	128	232	275
APJ	78	89	155	170
Total revenue	430	491	926	982
Segment gross profit
Americas	153	185	342	367
EMEA	63	80	141	168
APJ	47	53	92	98
Total segment gross profit	263	318	575	633
Stock-based compensation costs	4	5	9	8
Acquisition, integration, reorganization and transformation-related costs	1	3	7	8
Total gross profit	258	310	559	617
Selling, general and administrative expenses	163	161	320	310
Research and development expenses	81	79	157	156
Income from operations	$14	$70	$82	$151

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

Overview
Teradata Corporation ("we," "us," "Teradata," or the "Company") is a provider of a leading connected multi-cloud data platform for enterprise analytics, focused on helping companies leverage all their data across an enterprise, at scale. In doing so, we help companies to find answers to their toughest business challenges. All of our efforts are in support of our purpose of transforming how businesses work and people live through the power of data. Our platform is composed of our data platform — Teradata Vantage — which is designed to run across private cloud and public cloud environments and on-premises. This platform is supported by business consulting and support services that enable customers to extract insights from across a company’s entire data and analytics ecosystem.
We are continuing to execute on our key priorities, including product expansion of our Teradata Vantage multi-cloud data platform offering, expanding our business with existing customers and adding new customers, increasing our focus on sustainability and diversity, equity, and inclusion, and driving operational excellence and agility across the company.
Later in August, we will be announcing a significant expansion to our cloud analytics capabilities, which is designed to allow companies to scale and innovate more effectively in the cloud, specifically with the largest and most complex workloads. The goal is to help customers solve business challenges through data-driven analytics in a timely, cost-effective manner.
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
Second Quarter Financial Overview

As more fully discussed in later sections of this MD&A, the following were significant financial items for the second quarter of 2022:
•At the end of the second quarter of 2022, ARR was $1.390 billion compared to $1.426 billion in the second quarter of 2021, decreasing 3% as compared to the second quarter of 2021, including a 4% adverse impact from foreign currency translation.
•At the end of second quarter of 2022, Public Cloud ARR was $234 million compared to $139 million in the second quarter of 2021, increasing 68% as compared to the second quarter of 2021, including a 7% adverse impact from foreign currency fluctuations.
•Total revenue was $430 million for the second quarter of 2022, a 12% decrease compared to the second quarter of 2021, with an underlying 8% decrease in recurring revenue. Revenue was impacted primarily by foreign currency fluctuations, lost revenue from ceasing operations in Russia, and the timing of upfront license revenue from on-premises customer transactions. Perpetual software licenses, hardware and other revenue decreased 53%, and consulting services revenue decreased 21%. Foreign currency fluctuations had a 4% adverse impact on total revenue for the quarter compared to the prior year.
•Gross margin decreased to 60.0% in the second quarter of 2022 from 63.1% in the second quarter of 2021, primarily due to adverse foreign currency fluctuations, the negative impact from upfront revenue arrangements, and ceasing our business operations in Russia.
•Operating expenses for the second quarter of 2022 increased by 2% compared to the second quarter of 2021, primarily due to investments in our go-to-market organization and research and development to accelerate our cloud growth.
•Operating income was $14 million in the second quarter of 2022, compared to $70 million in the second quarter of 2021.
•Net loss in the second quarter of 2022 was $4 million, compared to net income of $44 million in the second quarter of 2021.
•Cloud Net Expansion Rate for the second quarter of 2022 was approximately 120%.

Results of Operations for the Three Months Ended June 30, 2022
Compared to the Three Months Ended June 30, 2021
Revenue and ARR

		% of		% of
In millions	2022	Revenue	2021	Revenue
Recurring	$345	80.2%	$376	76.5%
Perpetual software licenses, hardware and other	8	1.9%	17	3.5%
Consulting services	77	17.9%	98	20.0%
Total revenue	$430	100%	$491	100%
Total revenue decreased $61 million, or 12%, in the second quarter of 2022, including a 4% negative impact from foreign currency fluctuations. Total revenue was adversely impacted by the loss of approximately $16 million in revenue (approximately $12 million of which related to recurring revenue) as a result of our ceasing operations in Russia during the first quarter of 2022 in support of sanctions imposed because of Russia's invasion of Ukraine. Total revenue was also impacted by the timing of upfront revenue associated with on-premises customer transactions involving substantial long-term commitments on a recurring annual basis rather than a recurring quarterly basis resulting in approximately 7% of net negative impact to recurring revenue in the second quarter of 2022 compared to the second quarter of 2021.
Recurring revenue declined by 8%, including a 3% negative impact from foreign currency fluctuations. As a percentage of total revenue, recurring revenue was 80% in the second quarter. The recurring revenue decline was due primarily to ceasing operations in Russia and the impact of upfront revenue discussed above. Revenues from perpetual software licenses, hardware and other declined 53% in the second quarter of 2022, including a 3% negative impact from foreign currency fluctuations, primarily due to the timing of deals and our continued transition to recurring subscriptions. Consulting services revenue decreased 21% in the second quarter of 2022, including a 5% adverse impact from foreign currency fluctuations, primarily due to our continued realignment of our consulting resources on higher-margin engagements, both direct engagement with customers and joint engagement with partners that drive increased software consumption within our targeted customer base. Consulting services revenue was also impacted by ceasing our operations in Russia.
At the end of the second quarter of 2022, total ARR was $1.390 billion compared to $1.426 billion in the second quarter of 2021, decreasing 3% as compared to the second quarter of 2021, including a 4% adverse impact from foreign currency fluctuations. The 3% decrease in total ARR also includes the reduction we realized upon deciding to cease operations in Russia during the first quarter. As the Russia business was primarily on-premises, ceasing our operations in Russia resulted in minimal impact to Public Cloud ARR. At the end of second quarter of 2022, Public Cloud ARR was $234 million compared to $139 million in the second quarter of 2021, increasing 68% as compared to the second quarter of 2021, including a 7% adverse impact from foreign currency fluctuations. Public Cloud ARR grew in all three geographic regions year-over-year. Public Cloud ARR growth in the second quarter of 2022 was driven primarily by migrations. This migration activity came from customers that are new to the cloud with Teradata (i.e., migration from current on-premises Vantage platform). Many of these customers are adding new workloads onto our Vantage cloud platform while also maintaining hybrid environments on Teradata.
In the second quarter, several trends started to develop with regard to our cloud business, including:
•More existing on-premises customer expansion into Vantage cloud when compared to the same period last year with many customers starting their expansion on the Vantage cloud platform with smaller test and development workloads, with the potential for future expansion into other areas.
•Customers expanding into additional cloud capabilities when they migrate to Vantage cloud as compared to the capabilities they had in an on-premises environment.
•Existing on-premises customers are adding new, incremental cloud workloads when expanding into hybrid environments.
Upon deciding to cease operations in Russia during the first quarter of 2022, we removed anticipated contributions for the partial period from our first half results and from the projections for the remainder of 2022. In addition, the recent strengthening of the U.S. dollar is expected to have an adverse impact on guidance and the macro-economic environment has impacted the timing and closure of deals. As a result, we issued revised guidance in the first quarter of 2022 and we reaffirm that guidance. However, for total ARR, we widen our guidance range and now anticipate full year 2022 total ARR to decline in the low-to-mid-single-digit percentage range year-over-year as reported, which includes the anticipated $55 million reduction of ARR related to ceasing operations in Russia.
As a portion of the Company’s operations and revenue occur outside the United States, and in currencies other than the U.S. dollar, the Company is exposed to fluctuations in foreign currency exchange rates. Based on currency rates as of July 29, 2022, Teradata is estimating a 3.75%-to-4.25% negative impact from currency translation on our 2022 full-year total reported revenues.

Gross Profit

		% of		% of
In millions	2022	Revenue	2021	Revenue
Recurring	$249	72.2%	$289	76.9%
Perpetual software licenses, hardware and other	2	25.0%	6	35.3%
Consulting services	7	9.1%	15	15.3%
Total gross profit	$258	60.0%	$310	63.1%
The decrease in recurring revenue gross profit as a percentage of revenue was primarily due to negative foreign currency exchange rate impact, ceasing our operations in Russia, and the negative impact from upfront revenue arrangements in the quarter. This was partially offset by modest improvement in cloud margins as we continue to scale cloud revenue.
The decrease in perpetual software licenses, hardware and other gross profit as a percentage of revenue was primarily driven by deal mix.
Consulting services gross profit as a percentage of revenue decreased as compared to the prior year primarily due to lower revenue. We continue to refocus our consulting organization on Vantage-oriented offerings and reduce our footprint in non-core consulting engagements.
Operating Expenses

		% of		% of
In millions	2022	Revenue	2021	Revenue
Selling, general and administrative expenses	$163	37.9%	$161	32.8%
Research and development expenses	81	18.8%	79	16.2%
Total operating expenses	$244	56.7%	$240	48.9%
The selling, general and administrative expense ("SG&A") increase was primarily driven by increased investments in cloud and go-to-market operations, and expenses incurred in connection with ceasing our operations in Russia, which was partially offset by continued cost discipline and actions to adjust our cost structure for the unplanned closure of our operations in Russia. Research and development ("R&D") expense was relatively flat year over year.
Other Expense, net

In millions	2022	2021
Interest income	$3	$2
Interest expense	(5)	(7)
Other	(12)	(6)
Other expense, net	$(14)	$(11)
Other expense, net in the second quarter of 2022 and 2021 is comprised primarily of interest expense on long-term debt and finance leases, losses resulting from foreign currency transactions, as well as benefit costs on our pension and postemployment plans, partially offset by interest income earned on our cash and cash equivalents. Other expense is higher in 2022 primarily due to losses resulting from foreign currency transactions compared to the prior period.
Provision for Income Taxes
Income tax provisions for interim periods are based on estimated annual income tax rates, adjusted to reflect the effects of any significant infrequent or unusual items which are required to be discretely recognized within the current interim period.
The effective tax rates for the three months ended June 30, 2022 and 2021 were as follows:

	2022	2021
Effective tax rate	972.0%	25.4%

For the three months ended June 30, 2022, we recorded $4 million of net discrete tax expense, a majority of which related to the recording of a valuation allowance against the current tax receivable and deferred tax asset balance that were not expected to be realized as a result of the discontinuation of our business in Russia in the first quarter of 2022. As a result of this tax expense, our effective tax rate for the quarter was 972%.
For the three months ended June 30, 2021, the Company had no material discrete tax adjustments.
Effective on January 1, 2022, the U.S. tax law changed to require that R&D expenses be capitalized and amortized for tax purposes under Internal Revenue Code Section 174; as a result of this law change, we are currently forecasting approximately $9 million of tax expense related to GILTI in our marginal effective tax rate for 2022. Should Congress enact proposed legislation to defer the implementation of R&D capitalization rules retroactively by the end of the year, our GILTI tax and overall effective tax rate for 2022 would be significantly reduced. We expect that a majority of our foreign earnings will be repatriated to the U.S. As a result, the effective tax rates in the periods presented are largely based upon the forecasted pre-tax earnings mix between the U.S. and other foreign taxing jurisdictions where we conduct our business.
We estimate that the full-year effective tax rate for 2022 will be approximately 40%, which takes into consideration, among other things, the forecasted earnings mix by jurisdiction, the estimated impact to GILTI tax as a result of the requirement to capitalize R&D for tax purposes, and the estimated discrete items to be recognized in 2022. The forecasted tax rate is based on the foreign profits being taxed at an overall effective tax rate of approximately 22%, as compared to the U.S. federal statutory tax rate of 21%.

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
The following table presents segment revenue and segment gross profit for the Company for the three months ended June 30:

		% of		% of
In millions	2022	Revenue	2021	Revenue
Segment revenue
Americas	$249	57.9%	$274	55.8%
EMEA	103	24.0%	128	26.1%
APJ	78	18.1%	89	18.1%
Total segment revenue	$430	100%	$491	100%
Segment gross profit
Americas	$153	61.4%	$185	67.5%
EMEA	63	61.2%	80	62.5%
APJ	47	60.3%	53	59.6%
Total segment gross profit	$263	61.2%	$318	64.8%

Americas
Americas revenue decreased 9% as compared to the prior year, including a 1% adverse impact from foreign currency fluctuations. Revenue was primarily impacted by the timing of upfront license revenue compared to the prior period as we continue to migrate customers to the cloud from on-premises. Recurring revenue declined 8% and perpetual and other revenue was down 25% ($1 million). Consulting revenue decreased 16% as compared to the prior year. Segment gross profit as a percentage of revenues was lower primarily due to the gross profit associated with the negative impact of upfront revenue compared to the prior period.
EMEA
EMEA revenue decreased 20%, which included a 7% adverse impact from foreign currency fluctuations. The overall decrease in EMEA revenue included a decrease of 13% in recurring revenue, a decrease of 57% ($4 million) in perpetual and other revenue, and a decrease of 29% in consulting revenue. EMEA revenue in all categories was negatively impacted primarily by our ceasing operations in Russia during the first quarter of 2022 in support of the sanctions imposed because of Russia's invasion of Ukraine. Segment gross profit as a percentage of revenues was lower primarily due to deal mix and the impact of ceasing operations in Russia.
APJ
APJ revenue decreased 12%, including a 9% adverse impact from foreign currency fluctuations. Recurring revenue decreased by 4%, perpetual and other revenue decreased 67% ($4 million), and consulting revenue decreased by 19%. Segment gross profit as a percentage of revenues was higher primarily due to a higher mix of recurring revenue.

Results of Operations for the Six Months Ended June 30, 2022
Compared to the Six Months Ended June 30, 2021
Revenue

		% of		% of
In millions	2022	Revenue	2021	Revenue
Recurring	$731	78.9%	$748	76.2%
Perpetual software licenses, hardware and other	34	3.7%	40	4.1%
Consulting services	161	17.4%	194	19.7%
Total revenue	$926	100%	$982	100.0%
Total revenue decreased $56 million, or 6%, in the first six months of 2022, and included a 4% adverse impact from foreign currency fluctuations. Total revenue was adversely impacted by the loss of approximately $27 million in revenue (approximately $21 million of which related to recurring revenue) as a result of our ceasing operations in Russia during the first quarter of 2022. Recurring revenue declined 2%, including 3% of negative impact from foreign currency fluctuations.
Revenues from perpetual software licenses, hardware and other were down 15% in the first six months of 2022, including 4% of adverse impact from foreign currency fluctuations, as customers continue to transition to subscription-based offerings, consistent with our overall strategy.
Consulting services revenue decreased 17% in the first six months of 2022, including a 4% negative impact from foreign currency fluctuations, as we continue to realign and focus our consulting resources on higher-margin engagements, both direct engagement with customers and joint engagement with partners that drive increased software consumption within our targeted customer base. Consulting services revenue was also impacted by ceasing our operations in Russia.

Gross Profit

		% of		% of
In millions	2022	Revenue	2021	Revenue
Recurring	$530	72.5%	$571	76.3%
Perpetual software licenses, hardware and other	10	29.4%	18	45.0%
Consulting services	19	11.8%	28	14.4%
Total gross profit	$559	60.4%	$617	62.8%

The decrease in recurring revenue gross profit as a percentage of revenue was primarily driven by foreign currency fluctuations, charges related to ceasing operations in Russia, a higher deal mix that shifted to cloud, and the impact of upfront license revenue compared to the prior period.
The decrease in perpetual software licenses, hardware and other gross profit as a percentage of revenue was primarily driven by deal mix and opportunities with higher hardware mix as compared to prior year.
Consulting services gross profit as a percentage of revenue decreased as compared to the prior year primarily due to the decrease in revenue. We continue to refocus our consulting organization on Vantage-oriented offerings and reduce our footprint in non-core consulting engagements.
Operating Expenses

		% of		% of
In millions	2022	Revenue	2021	Revenue
Selling, general and administrative expenses	$320	34.6%	$310	31.6%
Research and development expenses	157	17.0%	156	15.9%
Total operating expenses	$477	51.5%	$466	47.5%
The SG&A expense increase was primarily driven by higher stock-based compensation and expenses incurred in connection with ceasing operations in Russia, which was partially offset by continued cost discipline and actions to adjust our cost structure for the unplanned closure of our operations in Russia.
R&D expenses were relatively flat for the first six months of 2022 as compared to prior year.
Other Expense, net

In millions	2022	2021
Interest income	$5	$3
Interest expense	(11)	(14)
Other	(21)	(9)
Other expense, net	$(27)	$(20)
Other expense, net in the second quarter of 2022 and 2021 is comprised primarily of interest expense on long-term debt and finance leases, losses resulting from foreign currency transactions, and benefit costs associated with our pension and postemployment plans, partially offset by interest income earned on our cash and cash equivalents. Other expense is higher in 2022 primarily due to losses resulting from foreign currency transactions compared to the prior period.

Provision for Income Taxes
The effective tax rates for the six months ended June 30, 2022 and 2021 were as follows:

	2022	2021
Effective tax rate	41.8%	26.0%

For the six months ended June 30, 2022, we recorded $1 million of net discrete tax benefit, a majority of which related to a $6 million tax benefit derived from stock-based compensation vesting, offset by $5 million of discrete tax expense associate with valuation allowances against the current tax receivable and deferred tax asset balance not expected to be realized as a result of the discontinuation of our business in Russia in the first quarter of 2022.
For the six months ended June 30, 2021, we recorded $4 million of discrete tax benefit, a majority of which related to the excess tax benefits derived from stock-based compensation vesting.

Revenue and Gross Profit by Operating Segment
The following table presents segment revenue and segment gross profit for the Six Months Ended June 30:

		% of		% of
In millions	2022	Revenue	2021	Revenue
Segment revenue
Americas	$539	58.2%	$537	54.7%
EMEA	232	25.1%	275	28.0%
APJ	155	16.7%	170	17.3%
Total segment revenue	$926	100%	$982	100%
Segment gross profit
Americas	$342	63.5%	$367	68.3%
EMEA	141	60.8%	168	61.1%
APJ	92	59.4%	98	57.6%
Total segment gross profit	$575	62.1%	$633	64.5%
Americas
Americas revenue was relatively flat as compared to the prior year, and included 1% of negative impact from foreign currency fluctuations. Recurring revenue was up 2% and perpetual software licenses, hardware and other revenue grew 36% ($4 million). Perpetual software licenses, hardware and other was up primarily due to a low prior year comparison. Consulting revenue decreased 16% as compared to the prior year consistent with our overall strategy to refocus our consulting organization on Vantage-oriented offerings and reduce our footprint in non-core consulting engagements. Segment gross profit as a percentage of revenues was lower primarily due to the gross profit associated with the negative impact of upfront revenue compared to the prior period.
EMEA
EMEA revenue decreased 16%, which included a 7% adverse impact from foreign currency fluctuations. The overall decrease in revenue included a decrease of 12% in recurring revenue, a 21% decrease in consulting revenue and a 30% decrease in perpetual software licenses, hardware and other revenue. Overall revenue decreased primarily due to the negative effects of foreign currency and ceasing operations in Russia. Segment gross profit as a percentage of revenues was lower primarily due to the impact of ceasing operations in Russia.
APJ
APJ revenue decreased 9%, which included a 7% adverse impact from foreign currency fluctuations. The overall decrease in revenue included a decrease in recurring revenue of 4%, a decrease in perpetual software licenses, hardware and other revenue of 44% ($4 million) and a decrease in in consulting revenue of 14%. Perpetual software licenses, hardware and other revenue is down as customers continue to transition to subscription-based offerings, consistent with our overall strategy. The decrease in consulting revenue is also consistent with our strategy to refocus our consulting organization on Vantage-oriented offerings and reduce our footprint in non-core consulting engagements. Segment gross profit as a percentage of revenues was higher primarily due to a higher mix of recurring revenue.

Financial Condition, Liquidity and Capital Resources
Cash provided by operating activities was $256 million, which decreased by $79 million in the six months ended June 30, 2022 compared to the six months ended June 30, 2021. The decrease in cash provided by operating activities was primarily due to lower net income and timing of working capital dynamics. In addition, we received a $50 million tax refund related to our Cares Act carryback claim, which was included in our cash provided by operating activities for the six months ended June 30, 2022. Teradata used approximately $16 million of cash in the first six months of 2022 for reorganizing and restructuring its operations and go-to-market functions to align to its strategy, as compared to $30 million in the first six months of 2021.
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
The table below shows net cash provided by operating activities and net cash used in investing activities related to capital expenditures, along with free cash flow, for the following periods:

	Six Months Ended June 30, 2022
In millions	2022	2021
Net cash provided by operating activities	$256	$335
Less:
Expenditures for property and equipment	(3)	(9)
Additions to capitalized software	(1)	(2)
Free cash flow	$252	$324
Financing activities and certain other investing activities are not included in our calculation of free cash flow. There were no other investing activities for the six months ended June 30, 2022 and 2021.
Teradata’s financing activities for the six months ended June 30, 2022 and 2021 primarily consisted of cash outflows for share repurchases and payments on our finance leases partially offset by $100 million of net cash inflows from refinancing our prior term loan to our new Term Loan (as defined below) and as described in Note 10 of Notes to Condensed Consolidated Financial Statements (Unaudited). At June 30, 2022, we had no outstanding borrowings on our $400 million Revolving Facility (as defined below).
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

•Our open market share repurchase program provides for the repurchase of Teradata stock periodically on an ongoing basis in open market transactions, through 10b5-1 programs, through accelerated share repurchase programs, in privately negotiated transactions, or through the use of derivative instruments, in accordance with applicable securities rules regarding issuer repurchases. The open market share repurchase program will expire on December 31, 2025. On November 1, 2021, our Board of Directors authorized an additional $1 billion for share repurchases under the open market share repurchase program and on February 9, 2022 we entered into an accelerated share repurchase agreement ("ASR") with JPMorgan Chase Bank, National Association ("JPMorgan Chase") to purchase shares of Teradata common stock from JPMorgan Chase for an aggregate purchase price of $250 million, which was completed on May 6, 2022. There is a total authority of $904 million remaining under the open market share repurchase program as of June 30, 2022.
In the aggregate under the dilution offset share repurchase program, the open market share repurchase program and the ASR, we repurchased approximately 7.2 million shares of common stock at an average price per share of $43.88 in the six months ended June 30, 2022, which includes approximately 5.6 million shares delivered under the ASR, and 1.6 million shares in open market purchases.
Share repurchases are reported on a trade date basis. Our share repurchase activity depends on factors such as our working capital needs, our cash requirements for capital investments, our stock price, and economic and market conditions.
Other financing activities, including proceeds from the ESPP and the exercise of stock options, net of tax, and fees from our new credit facility agreement were $1 million for the six months ended June 30, 2022 and $18 million for the six months ended June 30, 2021. These proceeds are included in other financing activities, net in the Condensed Consolidated Statements of Cash Flows (Unaudited).
Our total cash and cash equivalents held outside the United States in various foreign subsidiaries was $373 million as of June 30, 2022 and $401 million as of December 31, 2021. The remaining balance held in the United States ("U.S.") was $172 million as of June 30, 2022 and $191 million as of December 31, 2021. The Company expected that a majority of its foreign earnings will be repatriated to the U.S. Effective January 1, 2018, the U.S. moved to a territorial system of international taxation, and as such will generally not subject future foreign earnings to U.S. taxation upon repatriation in future years.
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
Long-term Debt. On June 28, 2022, we entered into a Credit Agreement that provides for (i) a five-year unsecured term loan in an aggregate principal amount of $500 million (the "Term Loan"), and (ii) a five-year unsecured revolving credit facility in an aggregate principal amount of up to $400 million, including a $50 million sublimit for the issuance of standby letters of credit and a $50 million sublimit for swingline loans (the "Revolving Facility" and, collectively with the Term Loan, the "Credit Facility"). The Credit Facility replaces our prior revolving credit agreement in the maximum principal of $400 million and our prior term loan agreement in the principal amount of $500 million, both of which were entered into in 2018 (the "Prior Agreements"). In connection with the execution of the Credit Facility, the $400 million term loan outstanding under the Prior Agreements was repaid in full. Our long-term debt is discussed in Note 10 of Notes to Condensed Consolidated Financial Statements (Unaudited).
Contractual and Other Commercial Commitments. There has been no significant change in our contractual and other commercial commitments as described in the 2021 Annual Report. Our commitments and contingencies are discussed in Note 8 of Notes to Condensed Consolidated Financial Statements (Unaudited).
Critical Accounting Policies and Estimates
Our financial statements are prepared in accordance with GAAP. In connection with the preparation of these financial statements, we are required to make assumptions, estimates and judgments that affect the reported amounts of assets, liabilities, revenues, expenses and the related disclosure of contingent liabilities. These assumptions, estimates and judgments are based on historical experience and assumptions that are believed to be reasonable at the time. However, because future events and their effects cannot be determined with certainty, the determination of estimates requires the exercise of judgment. Our critical accounting policies are those that require assumptions to be made about matters that are highly uncertain. Different estimates could have a material impact on our financial results. Judgments and uncertainties affecting the application of these policies and estimates may result in materially different amounts being reported under different conditions or circumstances. Our management periodically reviews these estimates and assumptions to ensure that our financial statements are presented fairly and are materially correct. We assessed certain accounting matters that generally require consideration of forecasted financial information in context with the information reasonably available to us as of June 30, 2022 and through the date of this report. The accounting matters assessed included, but were not limited to, our allowance for doubtful accounts, stock-based compensation, the carrying value of our goodwill and other long-lived assets, financial assets, valuation allowances for tax assets and revenue recognition.
In many cases, the accounting treatment of a particular transaction is specifically dictated by GAAP and does not require significant management judgment in its application. There are also areas in which management’s judgment in selecting among available alternatives would not produce a materially different result. The significant accounting policies and estimates that we believe are the most critical to aid in fully understanding and evaluating our reported financial results are discussed in the 2021 Annual Report. Teradata’s senior management has reviewed these critical accounting policies and related disclosures and determined that there were no significant changes in our critical accounting policies in the six months ended June 30, 2022.
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
Based on their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2022, our disclosure controls and procedures were effective to provide reasonable assurance that the information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.
Changes in Internal Control over Financial Reporting
There have been no changes in our internal control over financial reporting that occurred during the fiscal quarter ended June 30, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. We have not experienced any material adverse impact to our internal controls over financial reporting as a result of most of our employees working remotely due to the COVID-19 pandemic. We are continually monitoring and assessing the COVID-19 situation on our internal controls to minimize the impact on their design and operating effectiveness.
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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
Purchases of Company Common Stock
From time to time, the Company's Section 16 officers sell to the Company shares of the Company's common stock received upon vesting of restricted share units at the current market price to cover their withholding tax obligations. For the six months ended June 30, 2022, the total of these purchases was 128,603 shares at an average price of $42.32 per share.

The following table provides information relating to the Company’s share repurchase programs for the six months ended June 30, 2022:

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Dilution Offset Program (1)	Total Number of Shares Purchased as Part of Publicly Announced Open Market Share Repurchase Program (2)	Maximum Dollar Value that May Yet Be Purchased Under the Dilution Offset Program	Maximum Dollar Value that May Yet Be Purchased Under the Open Market Share Repurchase Program
Month
January 2022	1,187,816	$42.09	—	1,187,816	$522,134	$1,162,770,562
February 2022	3,930,045	$50.89	—	3,930,045	$1,174,757	$962,770,572
March 2022	—	$—	—	—	$7,532,006	$962,770,572
First Quarter Total	5,117,861	$48.85	—	5,117,861	$7,532,006	$962,770,572
April 2022	—	$—	—	—	$7,596,246	$962,770,572
May 2022	1,935,834	$31.34	216,645	1,719,189	$1,289,761	$909,770,814
June 2022	177,911	$37.30	29,880	148,031	$184,973	$904,270,266
Second Quarter Total	2,113,745	$31.84	246,525	1,867,220	$184,973	$904,270,266
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
Accelerated Share Repurchase Agreement ("ASR")
On February 9, 2022 we entered into an ASR agreement with JPMorgan Chase Bank, National Association ("JPMorgan Chase") to purchase shares of our common stock from JPMorgan Chase for an aggregate purchase price of $250 million. Pursuant to the ASR, we received an initial delivery of 3,930,045 shares of common stock based on the closing price of the common stock of $50.89 on February 8, 2022. A final delivery of 1,635,863 shares was received on May 6, 2022 to complete the ASR agreement. The ASR agreement was entered into pursuant to our open market share repurchase authorization.
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

10.1*
Amendment No. 1 to the Teradata 2012 Stock Incentive Plan (Amended and Restated as of March 1, 2021). (Incorporated herein by reference to Appendix A to the Proxy Statement of Teradata Corporation filed with the SEC on March 23, 2022 (SEC File No. 001-33458).)

10.2
Credit Agreement dated as of June 28, 2022 among Teradata Corporation, the lenders party thereto and JPMorgan Chase Bank, N.A., as Administrative Agent. (Incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K dated June 28, 2022.)

31.1	Certification pursuant to Rule 13a-14(a), dated August 5, 2022.

31.2	Certification pursuant to Rule 13a-14(a), dated August 5, 2022.

32	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated August 5, 2022.

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).
* Management contract or compensatory plan, contract or arrangement.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TERADATA CORPORATION

Date: August 5, 2022	By:	/s/ Claire Bramley
Claire Bramley Chief Financial Officer