Form 10-Q
period 2022-09-30
TERADATA CORP /DE/
filed 2022-11-08
CIK 816761

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2022
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐  No  ☒
At October 31, 2022, the registrant had approximately 101.8 million shares of common stock outstanding.

PART I—FINANCIAL INFORMATION

Part 1—FINANCIAL INFORMATION
A

Item 1.	Financial Statements.
Teradata Corporation
Condensed Consolidated Statements of Income (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
In millions, except per share amounts	2022	2021	2022	2021
Revenue
Subscription software licenses	$59	$64	$217	$238
Services and other	272	288	845	862
Total recurring	331	352	1,062	1,100
Perpetual software licenses, hardware and other	14	18	48	58
Consulting services	72	90	233	284
Total revenue	417	460	1,343	1,442
Cost of revenue
Subscription software licenses	5	2	17	10
Services and other	87	93	276	262
Total recurring	92	95	293	272
Perpetual software licenses, hardware and other	10	12	34	34
Consulting services	56	78	198	244
Total cost of revenue	158	185	525	550
Gross profit	259	275	818	892
Operating expenses
Selling, general and administrative expenses	155	166	475	476
Research and development expenses	79	79	236	235
Total operating expenses	234	245	711	711
Income from operations	25	30	107	181
Other expense, net
Interest expense	(6)	(6)	(17)	(20)
Interest income	4	1	9	4
Other expense	(13)	(6)	(34)	(15)
Total other expense, net	(15)	(11)	(42)	(31)
Income before income taxes	10	19	65	150
Income tax expense	2	2	25	36
Net income	$8	$17	$40	$114
Net income per common share
Basic	$0.08	$0.16	$0.39	$1.05
Diluted	$0.08	$0.15	$0.38	$1.01
Weighted average common shares outstanding
Basic	102.7	108.9	103.7	108.9
Diluted	104.7	113.4	106.4	113.1
See Notes to Condensed Consolidated Financial Statements (Unaudited).

Teradata Corporation
Condensed Consolidated Statements of Comprehensive Income (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
In millions	2022	2021	2022	2021
Net income	$8	$17	$40	$114
Other comprehensive income (loss):
Foreign currency translation adjustments	(23)	(10)	(48)	(11)
Unrealized gain on cross-currency net investment hedge, before tax	9	—	8	—
Unrealized gain on cross-currency net investment hedge, tax portion	(2)	—	(2)	—
Total currency translation adjustments	(16)	(10)	(42)	(11)
Derivatives:
Unrealized gain on derivatives, before tax	21	3	26	10
Unrealized gain on derivatives, tax portion	(5)	(1)	(6)	(3)
Unrealized gain on derivatives, net of tax	16	2	20	7
Defined benefit plans:
Defined benefit plan adjustment, before tax	2	3	7	8
Defined benefit plan adjustment, tax portion	—	(1)	(2)	(2)
Defined benefit plan adjustment, net of tax	2	2	5	6
Other comprehensive income (loss)	2	(6)	(17)	2
Comprehensive income	$10	$11	$23	$116
See Notes to Condensed Consolidated Financial Statements (Unaudited).

Teradata Corporation
Condensed Consolidated Balance Sheets (Unaudited)

In millions, except per share amounts	September 30, 2022	December 31, 2021
Assets
Current assets
Cash and cash equivalents	$506	$592
Accounts receivable, net	253	336
Inventories	13	26
Other current assets	83	152
Total current assets	855	1,106
Property and equipment, net	234	288
Right of use assets - operating lease, net	15	26
Goodwill	385	396
Capitalized contract costs, net	88	111
Deferred income taxes	192	202
Other assets	49	40
Total assets	$1,818	$2,169
Liabilities and stockholders’ equity
Current liabilities
Current portion of long-term debt	$—	$88
Current portion of finance lease liability	66	77
Current portion of operating lease liability	8	12
Accounts payable	79	67
Payroll and benefits liabilities	110	148
Deferred revenue	462	552
Other current liabilities	78	89
Total current liabilities	803	1,033
Long-term debt	498	324
Finance lease liability	45	53
Operating lease liability	11	18
Pension and other postemployment plan liabilities	127	138
Long-term deferred revenue	14	27
Deferred tax liabilities	6	7
Other liabilities	79	109
Total liabilities	1,583	1,709
Commitments and contingencies (Note 8)
Stockholders’ equity
Preferred stock: par value $0.01 per share, 100.0 shares authorized, no shares issued and outstanding at September 30, 2022 and December 31, 2021, respectively	—	—
Common stock: par value $0.01 per share, 500.0 shares authorized, 102.2 and 107.2 shares issued at September 30, 2022 and December 31, 2021, respectively	1	1
Paid-in capital	1,908	1,808
Accumulated deficit	(1,519)	(1,211)
Accumulated other comprehensive loss	(155)	(138)
Total stockholders’ equity	235	460
Total liabilities and stockholders’ equity	$1,818	$2,169
See Notes to Condensed Consolidated Financial Statements (Unaudited).

Teradata Corporation
Condensed Consolidated Statements of Cash Flows (Unaudited)

	Nine Months Ended September 30,
In millions	2022	2021
Operating activities
Net income	$40	$114
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	101	113
Stock-based compensation expense	90	79
Deferred income taxes	(7)	10
Changes in assets and liabilities:
Receivables	83	41
Inventories	13	12
Current payables and accrued expenses	(22)	45
Deferred revenue	(103)	(45)
Other assets and liabilities	95	(1)
Net cash provided by operating activities	290	368
Investing activities
Expenditures for property and equipment	(6)	(19)
Additions to capitalized software	(1)	(2)
Net cash used in investing activities	(7)	(21)
Financing activities
Repurchases of common stock	(346)	(176)
Proceeds from long-term borrowings	500	—
Repayments of long-term borrowings	(413)	(32)
Payments of finance leases	(67)	(68)
Other financing activities, net	6	24
Net cash used in financing activities	(320)	(252)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(49)	(11)
(Decrease) increase in cash, cash equivalents and restricted cash	(86)	84
Cash, cash equivalents and restricted cash at beginning of period	595	533
Cash, cash equivalents and restricted cash at end of period	$509	$617

Supplemental cash flow disclosure:
Assets acquired under operating lease	$3	$9
Assets acquired under finance lease	$47	$62
Annual variable incentive payout settled in equity	$—	$17
Reconciliation of cash, cash equivalents and restricted cash to the Condensed Consolidated Balance Sheets:

	September 30, 2022	December 31, 2021
Cash and cash equivalents	$506	$592
Restricted cash	3	3
Total cash, cash equivalents and restricted cash	$509	$595

See Notes to Condensed Consolidated Financial Statements (Unaudited).

Teradata Corporation
Condensed Consolidated Statements of Changes in Stockholders’ Equity (Unaudited)

	Common Stock		Paid-in	Accumulated	Accumulated Other Comprehensive
In millions	Shares	Amount	Capital	Deficit	Loss	Total
December 31, 2021	107	$1	$1,808	$(1,211)	$(138)	$460
Net income	—	—	—	36	—	36
Employee stock compensation, employee stock purchase programs and option exercises, net of tax	3	—	34	—	—	34
Repurchase of common stock, not yet settled	—	—	(50)	—	—	(50)
Repurchases of common stock, retired	(5)	—	—	(250)	—	(250)
Pension and postemployment benefit plans, net of tax	—	—	—	—	2	2
Unrealized gain on derivatives, net of tax	—	—	—	—	6	6
Currency translation adjustment	—	—	—	—	(1)	(1)
March 31, 2022	105	$1	$1,792	$(1,425)	$(131)	$237
Net loss	—	—	—	(4)	—	(4)
Employee stock compensation, employee stock purchase programs and option exercises, net of tax	—	—	32	—	—	32
Repurchase of common stock, settled	—	—	50	—	—	50
Repurchases of common stock, retired	(2)	—	—	(67)	—	(67)
Pension and postemployment benefit plans, net of tax	—	—	—	—	1	1
Unrealized loss on derivatives, net of tax	—	—	—	—	(2)	(2)
Currency translation adjustments	—	—	—	—	(25)	(25)
June 30, 2022	103	$1	$1,874	$(1,496)	$(157)	$222
Net income	—	—	—	8	—	8
Employee stock compensation, employee stock purchase programs and option exercises, net of tax	—	—	34	—	—	34
Repurchases of common stock, retired	(1)	—	—	(31)	—	(31)
Pension and postemployment benefit plans, net of tax	—	—	—	—	2	2
Unrealized gain on derivatives, net of tax	—	—	—	—	16	16
Currency translation adjustment	—	—	—	—	(16)	(16)
September 30, 2022	102	$1	$1,908	$(1,519)	$(155)	$235

	Common Stock		Paid-in	Accumulated	Accumulated Other Comprehensive
In millions	Shares	Amount	Capital	Deficit	Loss	Total
December 31, 2020	108	$1	$1,656	$(1,114)	$(143)	$400
Net income	—	—	—	53	—	53
Employee stock compensation, employee stock purchase programs and option exercises, net of tax	4	—	52	—	—	52
Repurchases of common stock, retired	(3)	—	—	(85)	—	(85)
Pension and postemployment benefit plans, net of tax	—	—	—	—	2	2
Unrealized gain on derivatives, net of tax	—	—	—	—	3	3
Currency translation adjustment	—	—	—	—	(8)	(8)
March 31, 2021	109	$1	$1,708	$(1,146)	$(146)	$417
Net income	—	—	—	44	—	44
Employee stock compensation, employee stock purchase programs and option exercises, net of tax	—		35	—	—	35
Repurchases of common stock, retired	—	—	—	(36)	—	(36)
Pension and postemployment benefit plans, net of tax	—	—	—	—	2	2
Unrealized gain on derivatives, net of tax	—	—	—	—	2	2
Currency translation adjustment	—	—	—	—	7	7
June 30, 2021	109	$1	$1,743	$(1,138)	$(135)	$471
Net income	—	—	—	17	—	17
Employee stock compensation, employee stock purchase programs and option exercises, net of tax	—	—	33	—	—	33
Repurchases of common stock, retired	(1)	—	—	(58)	—	(58)
Pension and postemployment benefit plans, net of tax	—	—	—	—	2	2
Unrealized gain on derivatives, net of tax	—	—	—	—	2	2
Currency translation adjustment	—	—	—	—	(10)	(10)
September 30, 2021	108	$1	$1,776	$(1,179)	$(141)	$457

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

3. Revenue from Contracts with Customers
Disaggregation of Revenue from Contracts with Customers
The following table presents a disaggregation of revenue:

	Three Months Ended September 30,		Nine Months Ended September 30,
in millions	2022	2021	2022	2021
Americas
Recurring	$207	$210	$668	$661
Perpetual software licenses, hardware and other	5	5	20	16
Consulting services	30	34	93	109
Total Americas	242	249	781	786
EMEA
Recurring	77	90	241	277
Perpetual software licenses, hardware and other	6	10	20	30
Consulting services	22	33	76	101
Total EMEA	105	133	337	408
APJ
Recurring	47	52	153	162
Perpetual software licenses, hardware and other	3	3	8	12
Consulting services	20	23	64	74
Total APJ	70	78	225	248
Total Revenue	$417	$460	$1,343	$1,442

Rental revenue, which is included in recurring revenue in the above table, was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
in millions	2022	2021	2022	2021
Rental revenue*	$45	$36	$140	$123
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

The following table provides information about receivables, contract assets and deferred revenue from contracts with customers:

	As of
in millions	September 30, 2022	December 31, 2021
Accounts receivable, net	$253	$336
Contract assets	$9	$10
Current deferred revenue	$462	$552
Long-term deferred revenue	$14	$27
Revenue recognized during the nine months ended September 30, 2022 from amounts included in deferred revenue at the beginning of the period was $427 million.
Transaction Price Allocated to Unsatisfied Obligations
The following table includes estimated revenue expected to be recognized in the future related to the Company's unsatisfied (or partially satisfied) obligations at September 30, 2022:

in millions	Total at September 30, 2022	Year 1	Year 2 and Thereafter
Remaining unsatisfied obligations	$2,066	$1,332	$734
The amounts above represent the price of firm orders for which work has not been performed or goods have not been delivered and exclude unexercised contract options outside the stated contractual term that do not represent material rights to the customer. Although the Company believes that the contract value in the above table is firm, approximately $1,112 million of the amount is under contracts that are subject to customer-only general cancellation for convenience terms that the Company is contractually obligated to perform unless the customer notifies us of cancellation. The Company expects to recognize revenue of approximately $429 million in the next year from contracts that are non-cancelable. The Company believes the inclusion of this information is important to understanding the obligations that the Company is contractually required to perform and provides useful information regarding remaining obligations related to these executed contracts.
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

in millions	December 31, 2021	Capitalized	Amortization	September 30, 2022
Capitalized contract costs	$111	$23	$(46)	$88

in millions	December 31, 2020	Capitalized	Amortization	September 30, 2021
Capitalized contract costs	$98	$35	$(34)	$99

5. Supplemental Financial Information

	As of
In millions	September 30, 2022	December 31, 2021
Inventories
Finished goods	$9	$17
Service parts	4	9
Total inventories	$13	$26

Deferred revenue
Deferred revenue, current	$462	$552
Long-term deferred revenue	14	27
Total deferred revenue	$476	$579

	Three Months Ended September 30,		Nine Months Ended September 30,
In millions	2022	2021	2022	2021
Other expense
Foreign currency losses	$9	$3	$24	$5
Other	4	3	10	10
Total Other expense	$13	$6	$34	$15
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

The effective tax rate is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
In millions	2022	2021	2022	2021
Effective tax rate	20.0%	10.5%	38.5%	24.0%

For the three months ended September 30, 2022, the Company had no material discrete tax adjustments.
For the nine months ended September 30, 2022, the Company recorded $2 million of net discrete tax benefits, a majority of which related to the excess tax benefit derived from $6 million of stock-based compensation vesting, offset by $5 million of discrete tax expense associated with valuation allowances against the current tax receivable and deferred tax asset balance that are not expected to be realized as a result of the discontinuation of the Company’s business in Russia in the first quarter of 2022. As a result of these discrete items the Company recorded income tax expense of $25 million on a pre-tax income of $65 million for the nine months ended September 30, 2022, resulting in an effective income tax rate of 38.5%.
For the three months ended September 30, 2021, the Company recorded a total of $4 million of net discrete tax benefits, of which $5 million of tax benefit was related to true-up adjustments to reconcile the Company’s 2020 U.S. tax return that was completed in the third quarter of 2021 to the preliminary estimate that was booked in its tax provision for the year ended December 31, 2020. In addition, the Company recognized $1 million of incremental tax benefit related to stock-based compensation vesting. These tax benefits were partially offset by $2 million of discrete tax expense related to adjustments to the Company’s accrual for unrecognized tax benefits in accordance with FIN 48. As a result of these discrete items the Company recorded income tax expense of $2 million on a pre-tax income of $19 million for the three months ended September 30, 2021, resulting in an effective income tax rate of 10.5%.
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
The Company estimates its annual effective tax rate for 2022 to be approximately 41.0%, which takes into consideration, among other things, the forecasted earnings mix by jurisdiction and the impact of discrete tax items to be recognized in 2022. Under U.S. tax law, U.S. shareholders are subject to a tax on global intangible low-taxed income ("GILTI") earned by certain foreign subsidiaries. The Company has elected to provide for the tax expense related to GILTI in the year in which the tax is incurred. Effective on January 1, 2022, the U.S. tax law changed and now requires R&D expenses to be capitalized and amortized for tax purposes under Internal Revenue Code Section 174; as a result of this law change, the Company is currently forecasting approximately $7 million of tax expense related to GILTI in our marginal effective tax rate for 2022. Should Congress enact proposed legislation to defer the implementation of R&D capitalization rules retroactively by the end of the year, the Company’s GILTI tax and overall effective tax rate for 2022 would be significantly reduced.
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
In June 2022, Teradata refinanced its long-term debt and its associated interest rate swap ("Prior Interest Rate Swap"), which were due to mature in June 2023. As a result, Teradata terminated its five-year London Interbank Offered Rate ("Libor") interest rate swap that had a $500 million initial notional amount to hedge the floating interest rate of its Libor term loan. On June 28, 2022, Teradata executed a five-year Secured Overnight Financing Rate ("SOFR") interest rate swap, to fix the interest rate on approximately 90% of the principal balance of the $500 million term loan, with an initial notional amount of $450 million. The Company uses interest rate swaps to manage interest rate risks on future interest payments caused by interest rate changes on its variable rate term loan. The notional amount of the hedge steps down according to the amortization schedule of the term loan. The notional amount of the hedge was $450 million as of September 30, 2022.
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

The following table identifies the contract notional amount of the Company’s derivative financial instruments:

	As of
In millions	September 30, 2022	December 31, 2021
Contract notional amount of foreign exchange forward contracts	$42	$110
Net contract notional amount of foreign exchange forward contracts	$18	$41
Contract notional amount of foreign currency exchange (net investment hedge)	$150	$—
Contract notional amount of interest rate swap	$450	$413
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
Concentrations of Risk. The Company is potentially subject to concentrations of credit risk on accounts receivable and financial instruments such as hedging instruments, and cash and cash equivalents. Credit risk includes the risk of nonperformance by counterparties. The maximum potential loss may exceed the amount recognized on the balance sheet. Exposure to credit risk is managed through credit approvals, credit limits, selecting major international financial institutions (as counterparties to hedging transactions) and monitoring procedures. Teradata’s business often involves large transactions with customers, and if one or more of those customers were to default in its obligations under applicable contractual arrangements, the Company could be exposed to potentially significant losses. However, management believes that the reserves for potential losses were adequate at September 30, 2022 and December 31, 2021.
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
When deemed appropriate, the Company minimizes its exposure to changes in foreign currency exchange rates through the use of derivative financial instruments, specifically, foreign exchange forward contracts. Additionally, in June 2022, Teradata executed a five-year interest rate swap with a $450 million initial notional amount in order to hedge the variable interest rate on its term loan and a four-year cross-currency swap with initial notional amounts of €143 million/$150 million, as a net investment hedge to hedge the Euro currency exposure of our net investment in certain foreign subsidiaries. The fair value of these contracts and swaps are measured at the end of each interim reporting period using observable inputs other than quoted prices, specifically market spot and forward exchange rates. As such, these derivative instruments are classified within Level 2 of the valuation hierarchy. Fair value of unrealized gains for open contracts are recorded in other assets and the fair value of unrealized losses are recorded in other liabilities in the Company's balance sheet. The fair value of foreign exchange forward contract assets and liabilities at September 30, 2022 and December 31, 2021 was not material. Realized gains and losses from the Company’s fair value and net investment hedges net of corresponding gains or losses on the underlying exposures were immaterial for the three and nine months ended September 30, 2022 and 2021.
The Company’s other assets and liabilities measured at fair value on a recurring basis and subject to fair value disclosure requirements at September 30, 2022 and December 31, 2021 were as follows:

		Fair Value Measurements at Reporting Date Using
In millions	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Money market funds at September 30, 2022	$166	$166	$—	$—
Money market funds at December 31, 2021	$148	$148	$—	$—

Foreign currency swap at September 30, 2022	$8	$—	$8	$—
Interest rate swap at September 30, 2022	$14	$—	$14	$—

Liabilities
Interest rate swap at December 31, 2021	$12	$—	$12	$—
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

The outstanding principal amount of the Credit Facility bears interest at a floating rate based upon, at Teradata’s option, a negotiated base rate or an adjusted term SOFR rate, plus in each case, a margin based on the Company's leverage ratio. As disclosed in Note 7, in June 2022, Teradata entered into an interest rate swap to hedge approximately 90% (or $450 million as of September 30, 2022) of the floating interest rate of the total $500 million Term Loan and a cross currency swap to hedge a portion of Euro currency exposure of its net investment in certain foreign subsidiaries.
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
As of September 30, 2022, the Company had no borrowings outstanding under the Revolving Facility, leaving $400 million in borrowing capacity available under the Revolving Facility and the Term Loan principal outstanding was $500 million. The Term Loan is recognized on the Company's balance sheet at the unpaid principal balance, net of deferred issuance costs, and is not subject to fair value measurement. The Company was in compliance with all covenants under the Credit Facility as of September 30, 2022.
For the six months ended June 30, 2022,Teradata’s all-in interest rate, associated with the Company's Prior Agreements and Prior Interest Rate Swap (which were replaced in June 2022), was approximately 4.23%.

For the three months ended September 30, 2022, the blended all-in interest rate on the new Credit Facility was 3.98%.
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

	Three Months Ended September 30,		Nine Months Ended September 30,
In millions, except per share amounts	2022	2021	2022	2021
Net income attributable to common stockholders	$8	$17	$40	$114
Weighted average outstanding shares of common stock	102.7	108.9	103.7	108.9
Dilutive effect of employee stock options, restricted stock and other stock awards	2.0	4.5	2.7	4.2
Common stock and common stock equivalents	104.7	113.4	106.4	113.1
Net income per share:
Basic	$0.08	$0.16	$0.39	$1.05
Diluted	$0.08	$0.15	$0.38	$1.01

Options to purchase 0.4 million shares and 0.4 million shares of common stock for the three and nine months ended September 30, 2022 and 0.2 million shares and 0.4 million shares of common stock for the three and nine months ended September 30, 2021 were not included in the computation of diluted earnings per share because the exercise prices of these options were greater than the average market price of the common shares for the period, and therefore would have been anti-dilutive.

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
The following table presents segment revenue and segment gross profit for the Company:

	Three Months Ended September 30,		Nine Months Ended September 30,
In millions	2022	2021	2022	2021
Segment revenue
Americas	$242	$249	$781	$786
EMEA	105	133	337	408
APJ	70	78	225	248
Total revenue	417	460	1,343	1,442
Segment gross profit
Americas	151	157	493	524
EMEA	66	81	207	249
APJ	44	44	136	142
Total segment gross profit	261	282	836	915
Stock-based compensation costs	3	4	12	12
Acquisition, integration, reorganization and transformation-related costs	(1)	3	6	11
Total gross profit	259	275	818	892
Selling, general and administrative expenses	155	166	475	476
Research and development expenses	79	79	236	235
Income from operations	$25	$30	$107	$181

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
Overview
Teradata Corporation ("we," "us," "Teradata," or the "Company") provides the leading connected multi-cloud data platform for enterprise analytics and is focused on helping companies leverage all their data across an enterprise, at scale. In doing so, we help companies to find answers to their toughest business challenges. All of our efforts are in support of our purpose of transforming how businesses work and people live through the power of data. Our platform is composed of our data platform — Teradata Vantage — which is designed to run across private cloud and public cloud environments and on-premises. This platform is supported by business consulting and support services that enable customers to extract insights from across a company’s entire data and analytics ecosystem. In August, we announced the introduction of Teradata VantageCloud Lake, a significant expansion to our cloud analytics capabilities, which is designed to allow companies to scale and innovate more effectively in the cloud, specifically with the largest and most complex workloads.
We are continuing to execute on our key priorities, including product expansion of our Teradata VantageCloud data platform offering, expanding our business with existing customers and adding new customers, increasing our focus on sustainability and diversity, equity, and inclusion, and driving operational excellence and agility across the Company.
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
Third Quarter Financial Overview

As more fully discussed in later sections of this MD&A, the following were significant financial items for the third quarter of 2022:
•At the end of the third quarter of 2022, ARR was $1.374 billion compared to $1.437 billion in the third quarter of 2021, decreasing 4% as compared to the third quarter of 2021, including a 4% adverse impact from foreign currency translation.
•At the end of third quarter of 2022, Public Cloud ARR was $279 million compared to $148 million in the third quarter of 2021, increasing 89% as compared to the third quarter of 2021, including a 10% adverse impact from foreign currency fluctuations.
•Total revenue was $417 million for the third quarter of 2022, a 9% decrease compared to the third quarter of 2021, with an underlying 6% decrease in recurring revenue. Revenue was impacted primarily by foreign currency fluctuations, and lost revenue from ceasing operations in Russia in the first quarter of 2022. Perpetual software licenses, hardware and other revenue decreased 22%, and consulting services revenue decreased 20%. Foreign currency fluctuations had a 5% adverse impact on total revenue for the quarter compared to the prior year.
•Gross margin increased to 62.1% in the third quarter of 2022 from 59.8% in the third quarter of 2021, primarily due to positive revenue mix, given the increased proportion of recurring revenue, as well as improved consulting services margins in the period, offset in part by the impact of adverse foreign currency fluctuations, and ceasing our business operations in Russia.
•Operating expenses for the third quarter of 2022 decreased by 4% compared to the third quarter of 2021, primarily due to lower reorganization and transformation expenses.
•Operating income was $25 million in the third quarter of 2022, compared to $30 million in the third quarter of 2021.
•Net income in the third quarter of 2022 was $8 million, compared to net income of $17 million in the third quarter of 2021.
•Cloud Net Expansion Rate for the third quarter of 2022 was 117%, compared to 141% for the third quarter of 2021.

Results of Operations for the Three Months Ended September 30, 2022
Compared to the Three Months Ended September 30, 2021
Revenue and ARR

		% of		% of
In millions	2022	Revenue	2021	Revenue
Recurring	$331	79.3%	$352	76.5%
Perpetual software licenses, hardware and other	14	3.4%	18	3.9%
Consulting services	72	17.3%	90	19.6%
Total revenue	$417	100%	$460	100%
Total revenue decreased $43 million, or 9%, in the third quarter of 2022, including a 5% negative impact from foreign currency fluctuations. Total revenue was adversely impacted by the loss of approximately $16 million in revenue (approximately $12 million of which related to recurring revenue) as a result of our ceasing operations in Russia during the first quarter of 2022 in support of sanctions imposed because of Russia's invasion of Ukraine.
Recurring revenue declined by 6%, including a 4% negative impact from foreign currency fluctuations. As a percentage of total revenue, recurring revenue was 79% in the third quarter. The recurring revenue decline was due primarily to the negative currency impact, and ceasing operations in Russia. Revenues from perpetual software licenses, hardware and other declined 22% in the third quarter of 2022, primarily due to the timing of deals and our continued transition to recurring subscriptions. Consulting services revenue decreased 20% in the third quarter of 2022, including an 8% adverse impact from foreign currency fluctuations, primarily due to our continued realignment of our consulting resources on higher-margin engagements and engagements with customers and partners that drove increased software consumption within our targeted customer base. Consulting services revenue was also impacted by ceasing our operations in Russia.
At the end of the third quarter of 2022, total ARR was $1.374 billion compared to $1.437 billion in the third quarter of 2021, decreasing 4% as compared to the third quarter of 2021, including a 4% adverse impact from foreign currency fluctuations. The 4% decrease in total ARR also includes the reduction we realized upon deciding to cease operations in Russia during the first quarter. As the Russia business was primarily on-premises, ceasing our operations in Russia resulted in minimal impact to Public Cloud ARR. At the end of third quarter of 2022, Public Cloud ARR was $279 million compared to $148 million in the third quarter of 2021, increasing 89% as compared to the third quarter of 2021, including a 10% adverse impact from foreign currency fluctuations. Public Cloud ARR grew in all three geographic regions year-over-year. Public Cloud ARR growth in the third quarter of 2022 was driven primarily by migrations. This migration activity primarily came from customers that are new to the cloud with Teradata (i.e., migration from current on-premises Vantage platform). Many of these customers are adding new workloads onto our Vantage cloud platform while also maintaining hybrid environments on Teradata.
Our ARR is composed of three main categories: (1) Public Cloud ARR, (2) ARR related to on-premises subscription-based contracts and private cloud ("Subscription ARR"), and (3) ARR related to our legacy perpetual maintenance and software upgrade rights. At September 30, 2022, our ARR consisted of:
•$279 million in Public Cloud ARR;
•$802 million in Subscription ARR; and
•$293 million in maintenance and software upgrade rights ARR.
At September 30, 2021, our ARR consisted of:
•$148 million in Public Cloud ARR;
•$880 million in Subscription ARR; and
•$409 million in maintenance and software upgrade rights ARR.
In the third quarter, we saw the following trends:
•Increasing number of existing cloud customers who are adding new, incremental workloads to the cloud.
•Customers expanding into additional cloud capabilities when they migrate to VantageCloud as compared to the capabilities they had in an on-premises environment.

•Existing on-premises customers are adding new, incremental cloud workloads when expanding into hybrid environments.
As a portion of the Company’s operations and revenue occur outside the United States, and in currencies other than the U.S. dollar, the Company is exposed to fluctuations in foreign currency exchange rates. Based on currency rates as of October 31, 2022, Teradata is estimating a 4.25%-to-4.75% negative impact from currency translation on our 2022 full-year total reported revenues.
Teradata re-affirms the following outlook for the full year 2022:
•Public cloud ARR is expected to increase by approximately 80% year-over-year as reported.
•Total ARR to decline in the low-to-mid-single-digit percentage range year-over-year as reported.
•Total recurring revenue to decline in the low-to-mid-single-digit percentage range year-over-year as reported.
•Total revenue to decline in the mid-to-high-single-digit percentage range year-over-year as reported.

Gross Profit

		% of		% of
In millions	2022	Revenue	2021	Revenue
Recurring	$239	72.2%	$257	73.0%
Perpetual software licenses, hardware and other	4	28.6%	7	38.9%
Consulting services	16	22.2%	11	12.2%
Total gross profit	$259	62.1%	$275	59.8%
The decrease in recurring revenue gross profit as a percentage of revenue was primarily due to negative foreign currency exchange rate impact and ceasing our operations in Russia.
The decrease in perpetual software licenses, hardware and other gross profit as a percentage of revenue was primarily driven by deal mix.
Consulting services gross profit as a percentage of revenue increased as compared to the prior year primarily due to cost-reduction efforts in headcount-related and third-party costs. We continue to refocus our consulting organization on Vantage-oriented offerings and reduce our footprint in non-core consulting engagements.
Operating Expenses

		% of		% of
In millions	2022	Revenue	2021	Revenue
Selling, general and administrative expenses	$155	37.2%	$166	36.1%
Research and development expenses	79	18.9%	79	17.2%
Total operating expenses	$234	56.1%	$245	53.3%
The selling, general and administrative expense ("SG&A") decrease was primarily driven by higher legal expenses in the prior-year period, as well as continued cost discipline and actions to adjust our cost structure for the unplanned closure of our operations in Russia. Research and development ("R&D") expense was flat year over year.
Other Expense, net

In millions	2022	2021
Interest income	$4	$1
Interest expense	(6)	(6)
Other	(13)	(6)
Other expense, net	$(15)	$(11)
Other expense, net in the third quarter of 2022 and 2021 is comprised primarily of interest expense on long-term debt and finance leases, losses resulting from foreign currency transactions, as well as benefit costs on our pension and postemployment plans, partially offset by interest income earned on our cash and cash equivalents. Other expense is higher in 2022 primarily due to $6 million higher losses resulting from foreign currency transactions compared to the prior period.
Provision for Income Taxes
Income tax provisions for interim periods are based on estimated annual income tax rates, adjusted to reflect the effects of any significant infrequent or unusual items which are required to be discretely recognized within the current interim period.
The effective tax rates for the three months ended September 30, 2022 and 2021 were as follows:

	2022	2021
Effective tax rate	20.0%	10.5%

For the three months ended September 30, 2022, the Company had no material discrete tax adjustments.

For the three months ended September 30, 2021, the Company recorded a total of $4 million of net discrete tax benefits, of which $5 million of tax benefit was related to true-up adjustments to reconcile the Company’s 2020 U.S. tax return that was completed in the third quarter of 2021 to the preliminary estimate that was booked in its tax provision for the year ended December 31, 2020. In addition, the Company recognized $1 million of incremental tax benefit related to stock-based compensation vesting. These tax benefits were partially offset by $2 million of discrete tax expense related to adjustments to the Company’s accrual for unrecognized tax benefits in accordance with FIN 48. As a result of these discrete items the Company recorded income tax expense of $2 million on a pre-tax income of $19 million for the three months ended September 30, 2021, resulting in an effective income tax rate of 10.5%.
Effective on January 1, 2022, the U.S. tax law changed to require that R&D expenses be capitalized and amortized for tax purposes under Internal Revenue Code Section 174; as a result of this law change, we are currently forecasting approximately $7 million of tax expense related to GILTI in our marginal effective tax rate for 2022. Should Congress enact proposed legislation to defer the implementation of R&D capitalization rules retroactively by the end of the year, our GILTI tax and overall effective tax rate for 2022 would be significantly reduced. We expect that a majority of our foreign earnings will be repatriated to the U.S. As a result, the effective tax rates in the periods presented are largely based upon the forecasted pre-tax earnings mix between the U.S. and other foreign taxing jurisdictions where we conduct our business.
We estimate that the full-year effective tax rate for 2022 will be approximately 41%, which takes into consideration, among other things, the forecasted earnings mix by jurisdiction, the estimated impact to GILTI tax as a result of the requirement to capitalize R&D for tax purposes, and the estimated discrete items to be recognized in 2022. The forecasted tax rate is based on the foreign profits being taxed at an overall effective tax rate of approximately 22%, as compared to the U.S. federal statutory tax rate of 21%.

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
The following table presents segment revenue and segment gross profit for the Company for the three months ended September 30:

		% of		% of
In millions	2022	Revenue	2021	Revenue
Segment revenue
Americas	$242	58.0%	$249	54.1%
EMEA	105	25.2%	133	28.9%
APJ	70	16.8%	78	17.0%
Total segment revenue	$417	100%	$460	100.0%
Segment gross profit
Americas	$151	62.4%	$157	63.1%
EMEA	66	62.9%	81	60.9%
APJ	44	62.9%	44	56.4%
Total segment gross profit	$261	62.6%	$282	61.3%
Americas
Americas revenue decreased 3% as compared to the prior year, including a 2% adverse impact from foreign currency fluctuations. Recurring revenue declined 1% and perpetual and other revenue was flat. Consulting revenue decreased 12% as compared to the prior year. Segment gross profit as a percentage of revenues was lower primarily due to deal mix in recurring, perpetual and other revenues, offset in part by higher consulting services margins.
EMEA
EMEA revenue decreased 21%, which included an 8% adverse impact from foreign currency fluctuations. The overall decrease in EMEA revenue included a decrease of 14% in recurring revenue, a decrease of 40% ($4 million) in perpetual and other revenue, and a decrease of 33% in consulting revenue. EMEA revenue in all categories was negatively impacted primarily by our ceasing operations in Russia during the first quarter of 2022 in support of the sanctions imposed because of Russia's invasion of Ukraine. Segment gross profit as a percentage of revenues was higher primarily due to a higher mix of recurring revenues in the period, offset in part by the impact of ceasing operations in Russia.
APJ
APJ revenue decreased 10%, including a 10% adverse impact from foreign currency fluctuations. Recurring revenue decreased by 10%, perpetual and other revenue was flat, and consulting revenue decreased by 13%. Segment gross profit as a percentage of revenues was higher primarily due to deal mix in recurring, perpetual and other revenues, as well as improved consulting services margins.

Results of Operations for the Nine Months Ended September 30, 2022
Compared to the Nine Months Ended September 30, 2021
Revenue

		% of		% of
In millions	2022	Revenue	2021	Revenue
Recurring	$1,062	79.1%	$1,100	76.3%
Perpetual software licenses, hardware and other	48	3.6%	58	4.0%
Consulting services	233	17.3%	284	19.7%
Total revenue	$1,343	100.0%	$1,442	100.0%
Total revenue decreased $99 million, or 7%, in the first nine months of 2022, and included a 4% adverse impact from foreign currency fluctuations. Total revenue was adversely impacted by the loss of approximately $45 million in revenue (approximately $33 million of which related to recurring revenue) as a result of our ceasing operations in Russia during the first quarter of 2022. Recurring revenue declined 3%, including 3% of negative impact from foreign currency fluctuations. Recurring revenue was also impacted by the timing of annual upfront software subscription revenue associated with on-premises customer transactions resulting in approximately 3% of net negative impact to recurring revenue in the first nine months of 2022 compared to the first nine months of 2021.
Revenues from perpetual software licenses, hardware and other were down 17% in the first nine months of 2022, including 3% of adverse impact from foreign currency fluctuations, as customers continue to transition to subscription-based offerings, consistent with our overall strategy.
Consulting services revenue decreased 18% in the first nine months of 2022, including a 6% negative impact from foreign currency fluctuations, as we continue to realign and focus our consulting resources on higher-margin engagements, both direct engagement with customers and joint engagement with partners that drive increased software consumption within our targeted customer base. Consulting services revenue was also impacted by ceasing our operations in Russia.
Gross Profit

		% of		% of
In millions	2022	Revenue	2021	Revenue
Recurring	$769	72.4%	$828	75.3%
Perpetual software licenses, hardware and other	14	29.2%	25	43.1%
Consulting services	35	15.0%	39	13.7%
Total gross profit	$818	60.9%	$892	61.9%

The decrease in recurring revenue gross profit as a percentage of revenue was primarily driven by decreased revenue as a result of foreign currency fluctuations and ceasing operations in Russia, charges related to ceasing operations in Russia, a higher deal mix that shifted to cloud, and the impact of upfront license revenue compared to the prior period.
The decrease in perpetual software licenses, hardware and other gross profit as a percentage of revenue was primarily driven by deal mix and opportunities with higher hardware mix as compared to prior year.
Consulting services gross profit as a percentage of revenue increased as compared to the prior year primarily due to cost-reduction efforts in headcount-related and third-party costs. We continue to refocus our consulting organization on Vantage-oriented offerings and reduce our footprint in non-core consulting engagements.

Operating Expenses

		% of		% of
In millions	2022	Revenue	2021	Revenue
Selling, general and administrative expenses	$475	35.4%	$476	33.0%
Research and development expenses	236	17.6%	235	16.3%
Total operating expenses	$711	52.9%	$711	49.3%
SG&A expenses were relatively unchanged from the prior-year period, as higher stock-based compensation and expenses incurred in connection with ceasing operations in Russia were offset by continued cost discipline and actions to adjust our cost structure for the unplanned closure of our operations in Russia.
R&D expenses were relatively flat for the first nine months of 2022 as compared to prior year.
Other Expense, net

In millions	2022	2021
Interest income	$9	$4
Interest expense	(17)	(20)
Other	(34)	(15)
Other expense, net	$(42)	$(31)
Other expense, net for the nine months of 2022 and 2021 is comprised primarily of interest expense on long-term debt and finance leases, losses resulting from foreign currency transactions, and benefit costs associated with our pension and postemployment plans, partially offset by interest income earned on our cash and cash equivalents. Other expense is higher in 2022 primarily due to $19 million higher losses resulting from foreign currency transactions compared to the prior period.
Provision for Income Taxes
The effective tax rates for the nine months ended September 30, 2022 and 2021 were as follows:

	2022	2021
Effective tax rate	38.5%	24.0%

For the nine months ended September 30, 2022, the Company recorded $2 million of net discrete tax benefits, a majority of which related to the excess tax benefit derived from $6 million of stock-based compensation vesting, offset by $5 million of discrete tax expense associated with valuation allowances against the current tax receivable and deferred tax asset balance that are not expected to be realized as a result of the discontinuation of the Company's business in Russia in the first quarter of 2022. The Company recorded income tax expense of $25 million on a pre-tax income of $65 million for the nine months ended September 30, 2022, resulting in an effective income tax rate of 38.5%.
For the nine months ended September 30, 2021, the Company recorded $7 million of net discrete tax benefits, of which $5 million of tax benefit was related to the true-up adjustments to reconcile the Company’s 2020 U.S. tax return that was completed in the third quarter of 2021 to the preliminary estimate that was booked in its tax provision for the year ended December 31, 2020. In addition, the Company recognized $4 million of incremental tax benefit related to stock-based compensation vesting and $1 million incremental tax benefit from true-ups to its forecasted marginal annual rate for 2021 based on revised full-year forecasted earnings. These tax benefits were partially offset by $3 million of discrete tax expense related to adjustments to the Company’s accrual for unrecognized tax benefits in accordance with FIN 48. The Company recorded income tax expense of $36 million on a pre-tax net income of $150 million for the nine months ended September 30, 2021, resulting in an effective income tax rate of 24.0%.

Revenue and Gross Profit by Operating Segment
The following table presents segment revenue and segment gross profit for the Nine Months Ended September 30:

		% of		% of
In millions	2022	Revenue	2021	Revenue
Segment revenue
Americas	$781	58.1%	$786	54.5%
EMEA	337	25.1%	408	28.3%
APJ	225	16.8%	248	17.2%
Total segment revenue	$1,343	100.0%	$1,442	100.0%
Segment gross profit
Americas	$493	63.1%	$524	66.7%
EMEA	207	61.4%	249	61.0%
APJ	136	60.4%	142	57.3%
Total segment gross profit	$836	62.2%	$915	63.5%
Americas
Americas revenue was down 1% as compared to the prior year, and included 1% of negative impact from foreign currency fluctuations. Recurring revenue was up 1% and perpetual software licenses, hardware and other revenue grew 25% ($4 million). Perpetual software licenses, hardware and other was up primarily due to a low prior year comparison. Consulting revenue decreased 15% as compared to the prior year consistent with our overall strategy to refocus our consulting organization on Vantage-oriented offerings and reduce our footprint in non-core consulting engagements. Segment gross profit as a percentage of revenues was lower primarily due to the gross profit associated with upfront revenue compared to the prior period.
EMEA
EMEA revenue decreased 17%, which included a 7% adverse impact from foreign currency fluctuations. The overall decrease in revenue included a decrease of 13% in recurring revenue, a 25% decrease in consulting revenue and a 33% decrease in perpetual software licenses, hardware and other revenue. Overall revenue decreased primarily due to the negative effects of foreign currency and ceasing operations in Russia. Segment gross profit as a percentage of revenues was relatively unchanged from the prior-year period, as the negative impact of ceasing operations in Russia was offset by positive deal mix within perpetual software licenses, hardware and other revenue.
APJ
APJ revenue decreased 9%, which included an 8% adverse impact from foreign currency fluctuations. The overall decrease in revenue included a decrease in recurring revenue of 6%, a decrease in perpetual software licenses, hardware and other revenue of 33% ($4 million) and a decrease in consulting revenue of 14%. Perpetual software licenses, hardware and other revenue is down as customers continue to transition to subscription-based offerings, consistent with our overall strategy. The decrease in consulting revenue is also consistent with our strategy to refocus our consulting organization on Vantage-oriented offerings and reduce our footprint in non-core consulting engagements. Segment gross profit as a percentage of revenues was higher primarily due to a higher mix of recurring revenue, and the impact of cost-reduction efforts within the consulting organization.

Financial Condition, Liquidity and Capital Resources
Cash provided by operating activities was $290 million, which decreased by $78 million in the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021. The decrease in cash provided by operating activities was primarily due to lower net income and timing of working capital dynamics. In addition, we received a $50 million tax refund related to our Cares Act carryback claim, which was included in our cash provided by operating activities for the nine months ended September 30, 2022. Teradata used approximately $20 million of cash in the first nine months of 2022 for reorganizing and restructuring its operations and go-to-market functions to align to its strategy, as compared to $36 million in the first nine months of 2021.
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
The table below shows net cash provided by operating activities and net cash used in investing activities related to capital expenditures, along with free cash flow, for the following periods:

	Nine Months Ended September 30, 2022
In millions	2022	2021
Net cash provided by operating activities	$290	$368
Less:
Expenditures for property and equipment	(6)	(19)
Additions to capitalized software	(1)	(2)
Free cash flow	$283	$347
Financing activities and certain other investing activities are not included in our calculation of free cash flow. There were no other investing activities for the nine months ended September 30, 2022 and 2021.
Teradata’s financing activities for the nine months ended September 30, 2022 and 2021 primarily consisted of cash outflows for share repurchases and payments on our finance leases partially offset by $100 million of net cash inflows from refinancing our prior term loan to our new Term Loan (as defined below) and as described in Note 10 of Notes to Condensed Consolidated Financial Statements (Unaudited). At September 30, 2022, we had no outstanding borrowings on our $400 million Revolving Facility (as defined below).
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

•Our open market share repurchase program provides for the repurchase of Teradata stock periodically on an ongoing basis in open market transactions, through 10b5-1 programs, through accelerated share repurchase programs, in privately negotiated transactions, or through the use of derivative instruments, in accordance with applicable securities rules regarding issuer repurchases. The open market share repurchase program will expire on December 31, 2025. On November 1, 2021, our Board of Directors authorized an additional $1 billion for share repurchases under the open market share repurchase program and on February 9, 2022 we entered into an accelerated share repurchase agreement ("ASR") with JPMorgan Chase Bank, National Association ("JPMorgan Chase") to purchase shares of Teradata common stock from JPMorgan Chase for an aggregate purchase price of $250 million, which was completed on May 6, 2022. There is a total authority of $878 million remaining under the open market share repurchase program as of September 30, 2022.
In the aggregate under the dilution offset share repurchase program, the open market share repurchase program and the ASR, we repurchased approximately 8.2 million shares of common stock at an average price per share of $42.53 in the nine months ended September 30, 2022, which includes approximately 5.6 million shares delivered under the ASR, and 2.6 million shares in open market purchases.
Share repurchases are reported on a trade date basis. Our share repurchase activity depends on factors such as our working capital needs, our cash requirements for capital investments, our stock price, and economic and market conditions.
Other financing activities, including proceeds from the ESPP and the exercise of stock options, net of tax, and fees from our new credit facility agreement were $6 million for the nine months ended September 30, 2022 and $24 million for the nine months ended September 30, 2021. These proceeds are included in other financing activities, net in the Condensed Consolidated Statements of Cash Flows (Unaudited).
Our total cash and cash equivalents held outside the United States in various foreign subsidiaries was $463 million as of September 30, 2022 and $401 million as of December 31, 2021. The remaining balance held in the United States ("U.S.") was $43 million as of September 30, 2022 and $191 million as of December 31, 2021. The Company expects that a majority of its foreign earnings will be repatriated to the U.S. Effective January 1, 2018, the U.S. moved to a territorial system of international taxation, and as such will generally not subject future foreign earnings to U.S. taxation upon repatriation in future years.
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
Long-term Debt. On June 28, 2022, we entered into a Credit Agreement that provides for (i) a five-year unsecured term loan in an aggregate principal amount of $500 million (the "Term Loan"), and (ii) a five-year unsecured revolving credit facility in an aggregate principal amount of up to $400 million, including a $50 million sublimit for the issuance of standby letters of credit and a $50 million sublimit for swingline loans (the "Revolving Facility" and, collectively with the Term Loan, the "Credit Facility"). The Credit Facility replaces our prior revolving credit agreement in the maximum principal of $400 million and our prior term loan agreement in the principal amount of $500 million, both of which were entered into in 2018 (the "Prior Agreements"). In connection with the execution of the Credit Facility, the $400 million term loan outstanding under the Prior Agreements was repaid in full. Our long-term debt is discussed in Note 10 of Notes to Condensed Consolidated Financial Statements (Unaudited). In addition, as disclosed in Note 7 of Notes to Condensed Consolidated Financial Statements (Unaudited), in June 2022, Teradata entered into an interest rate swap to hedge approximately 90% of the floating interest rate of the total $500 million Term Loan and a cross currency swap to hedge a portion of Euro currency exposure of its net investment in certain foreign subsidiaries.

Contractual and Other Commercial Commitments. There has been no significant change in our contractual and other commercial commitments as described in the 2021 Annual Report. Our commitments and contingencies are discussed in Note 8 of Notes to Condensed Consolidated Financial Statements (Unaudited).

Critical Accounting Policies and Estimates
Our financial statements are prepared in accordance with GAAP. In connection with the preparation of these financial statements, we are required to make assumptions, estimates and judgments that affect the reported amounts of assets, liabilities, revenues, expenses and the related disclosure of contingent liabilities. These assumptions, estimates and judgments are based on historical experience and assumptions that are believed to be reasonable at the time. However, because future events and their effects cannot be determined with certainty, the determination of estimates requires the exercise of judgment. Our critical accounting policies are those that require assumptions to be made about matters that are highly uncertain. Different estimates could have a material impact on our financial results. Judgments and uncertainties affecting the application of these policies and estimates may result in materially different amounts being reported under different conditions or circumstances. Our management periodically reviews these estimates and assumptions to ensure that our financial statements are presented fairly and are materially correct. We assessed certain accounting matters that generally require consideration of forecasted financial information in context with the information reasonably available to us as of September 30, 2022 and through the date of this report. The accounting matters assessed included, but were not limited to, our allowance for doubtful accounts, stock-based compensation, the carrying value of our goodwill and other long-lived assets, financial assets, valuation allowances for tax assets and revenue recognition.
In many cases, the accounting treatment of a particular transaction is specifically dictated by GAAP and does not require significant management judgment in its application. There are also areas in which management’s judgment in selecting among available alternatives would not produce a materially different result. The significant accounting policies and estimates that we believe are the most critical to aid in fully understanding and evaluating our reported financial results are discussed in the 2021 Annual Report. Teradata’s senior management has reviewed these critical accounting policies and related disclosures and determined that there were no significant changes in our critical accounting policies in the nine months ended September 30, 2022.
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
Based on their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2022, our disclosure controls and procedures were effective to provide reasonable assurance that the information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.
Changes in Internal Control over Financial Reporting
There have been no changes in our internal control over financial reporting that occurred during the fiscal quarter ended September 30, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. We have not experienced any material adverse impact to our internal controls over financial reporting as a result of most of our employees working remotely due to the COVID-19 pandemic. We are continually monitoring and assessing the COVID-19 situation on our internal controls to minimize the impact on their design and operating effectiveness.
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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
Purchases of Company Common Stock
From time to time, the Company's Section 16 officers sell to the Company shares of the Company's common stock received upon vesting of restricted share units at the current market price to cover their withholding tax obligations. For the nine months ended September 30, 2022, the total of these purchases was 146,520 shares at an average price of $41.46 per share.

The following table provides information relating to the Company’s share repurchase programs for the nine months ended September 30, 2022:

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Dilution Offset Program (1)	Total Number of Shares Purchased as Part of Publicly Announced Open Market Share Repurchase Program (2)	Maximum Dollar Value that May Yet Be Purchased Under the Dilution Offset Program	Maximum Dollar Value that May Yet Be Purchased Under the Open Market Share Repurchase Program
Month
January 2022	1,187,816	$42.09	—	1,187,816	$522,134	$1,162,770,562
February 2022	3,930,045	$50.89	—	3,930,045	$1,174,757	$962,770,572
March 2022	—	$—	—	—	$7,532,006	$962,770,572
First Quarter Total	5,117,861	$48.85	—	5,117,861	$7,532,006	$962,770,572
April 2022	—	$—	—	—	$7,596,246	$962,770,572
May 2022	1,935,834	$31.34	216,645	1,719,189	$1,289,761	$909,770,814
June 2022	177,911	$37.30	29,880	148,031	$184,973	$904,270,266
Second Quarter Total	2,113,745	$31.84	246,525	1,867,220	$184,973	$904,270,266
July 2022	—	—	—	—	220,590	904,270,266
August 2022	299,400	$34.07	3,800	295,600	117,149	894,201,214
September 2022	663,584	$31.65	154,535	509,049	960,284	878,200,294
Third Quarter Total	962,984	$32.41	158,335	804,649	$960,284	$878,200,294
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

3.2	Amended and Restated By-Laws of Teradata Corporation, as amended and restated on October 31, 2022 (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K dated November 1, 2022).

4.1	Common Stock Certificate of Teradata Corporation (incorporated by reference to Exhibit 4.1 to the Quarterly Report on Form 10-Q dated November 13, 2007 (SEC file number 001-33458)).

31.1	Certification pursuant to Rule 13a-14(a), dated November 8, 2022.

31.2	Certification pursuant to Rule 13a-14(a), dated November 8, 2022.

32	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated November 8, 2022.

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).
* Management contract or compensatory plan, contract or arrangement.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TERADATA CORPORATION

Date: November 8, 2022	By:	/s/ Claire Bramley
Claire Bramley Chief Financial Officer