Form 10-Q
period 2023-03-31
TERADATA CORP /DE/
filed 2023-05-05
CIK 816761

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2023
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐  No  ☒
At April 28, 2023, the registrant had approximately 101.1 million shares of common stock outstanding.

PART I—FINANCIAL INFORMATION

Part 1—FINANCIAL INFORMATION
A

Item 1.	Financial Statements.
Teradata Corporation
Condensed Consolidated Statements of Income (Unaudited)

	Three Months Ended March 31,
In millions, except per share amounts	2023	2022
Revenue
Subscription software licenses	$104	$93
Services and other	285	293
Total recurring	389	386
Perpetual software licenses, hardware and other	13	26
Consulting services	74	84
Total revenue	476	496
Cost of revenue
Subscription software licenses	6	7
Services and other	92	98
Total recurring	98	105
Perpetual software licenses, hardware and other	11	18
Consulting services	65	72
Total cost of revenue	174	195
Gross profit	302	301
Operating expenses
Selling, general and administrative expenses	153	157
Research and development expenses	70	76
Total operating expenses	223	233
Income from operations	79	68
Other expense, net
Interest expense	(7)	(6)
Interest income	7	2
Other expense	(21)	(9)
Total other expense, net	(21)	(13)
Income before income taxes	58	55
Income tax expense	18	19
Net income	$40	$36
Net income per common share
Basic	$0.39	$0.34
Diluted	$0.39	$0.33
Weighted average common shares outstanding
Basic	101.4	105.0
Diluted	103.8	108.6
See Notes to Condensed Consolidated Financial Statements (Unaudited).

Teradata Corporation
Condensed Consolidated Statements of Comprehensive Income (Unaudited)

	Three Months Ended March 31,
In millions	2023	2022
Net income	$40	$36
Other comprehensive income (loss):
Foreign currency translation adjustments	3	(1)
Unrealized loss on cross-currency net investment hedge, before tax	(1)	—
Unrealized loss on cross-currency net investment hedge, tax portion	—	—
Total currency translation adjustments	2	(1)
Derivatives:
Unrealized (loss) gain on derivatives, before tax	(6)	8
Unrealized (loss) gain on derivatives, tax portion	1	(2)
Unrealized (loss) gain on derivatives, net of tax	(5)	6
Defined benefit plans:
Defined benefit plan adjustment, before tax	2	3
Defined benefit plan adjustment, tax portion	—	(1)
Defined benefit plan adjustment, net of tax	2	2
Other comprehensive income (loss)	(1)	7
Comprehensive income	$39	$43
See Notes to Condensed Consolidated Financial Statements (Unaudited).

Teradata Corporation
Condensed Consolidated Balance Sheets (Unaudited)

In millions, except per share amounts	March 31, 2023	December 31, 2022
Assets
Current assets
Cash and cash equivalents	$551	$569
Accounts receivable, net	341	364
Inventories	7	8
Other current assets	107	87
Total current assets	1,006	1,028
Property and equipment, net	252	244
Right of use assets - operating lease, net	11	13
Goodwill	391	390
Capitalized contract costs, net	84	92
Deferred income taxes	204	213
Other assets	38	42
Total assets	$1,986	$2,022
Liabilities and stockholders’ equity
Current liabilities
Current portion of long-term debt	$—	$—
Current portion of finance lease liability	70	67
Current portion of operating lease liability	8	8
Accounts payable	92	94
Payroll and benefits liabilities	95	137
Deferred revenue	634	589
Other current liabilities	100	112
Total current liabilities	999	1,007
Long-term debt	498	498
Finance lease liability	62	54
Operating lease liability	8	10
Pension and other postemployment plan liabilities	96	101
Long-term deferred revenue	4	8
Deferred tax liabilities	7	7
Other liabilities	82	79
Total liabilities	1,756	1,764
Commitments and contingencies (Note 8)
Stockholders’ equity
Preferred stock: par value $0.01 per share, 100.0 shares authorized, no shares issued and outstanding at March 31, 2023 and December 31, 2022, respectively	—	—
Common stock: par value $0.01 per share, 500.0 shares authorized, 101.8 and 101.1 shares issued at March 31, 2023 and December 31, 2022, respectively	1	1
Paid-in capital	1,962	1,941
Accumulated deficit	(1,613)	(1,565)
Accumulated other comprehensive loss	(120)	(119)
Total stockholders’ equity	230	258
Total liabilities and stockholders’ equity	$1,986	$2,022
See Notes to Condensed Consolidated Financial Statements (Unaudited).

Teradata Corporation
Condensed Consolidated Statements of Cash Flows (Unaudited)

	Three Months Ended March 31,
In millions	2023	2022
Operating activities
Net income	$40	$36
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	28	40
Stock-based compensation expense	28	31
Deferred income taxes	7	8
Changes in assets and liabilities:
Receivables	23	6
Inventories	1	10
Current payables and accrued expenses	(41)	(49)
Deferred revenue	41	20
Other assets and liabilities	(18)	49
Net cash provided by operating activities	109	151
Investing activities
Expenditures for property and equipment	(4)	(1)
Net cash used in investing activities	(4)	(1)
Financing activities
Repurchases of common stock	(84)	(300)
Repayments of long-term borrowings	—	(13)
Payments of finance leases	(20)	(22)
Other financing activities, net	(7)	4
Net cash used in financing activities	(111)	(331)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(10)	(6)
Decrease in cash, cash equivalents and restricted cash	(16)	(187)
Cash, cash equivalents and restricted cash at beginning of period	571	595
Cash, cash equivalents and restricted cash at end of period	$555	$408

Supplemental cash flow disclosure:
Assets acquired under operating lease	$1	$1
Assets acquired under finance lease	$30	$24
Reconciliation of cash, cash equivalents and restricted cash to the Condensed Consolidated Balance Sheets:

	March 31, 2023	December 31, 2022
Cash and cash equivalents	$551	$569
Restricted cash	4	2
Total cash, cash equivalents and restricted cash	$555	$571

See Notes to Condensed Consolidated Financial Statements (Unaudited).

Teradata Corporation
Condensed Consolidated Statements of Changes in Stockholders’ Equity (Unaudited)

	Common Stock		Paid-in	Accumulated	Accumulated Other Comprehensive
In millions	Shares	Amount	Capital	Deficit	Loss	Total
December 31, 2022	101	$1	$1,941	$(1,565)	$(119)	$258
Net income	—	—	—	40	—	40
Employee stock compensation, employee stock purchase programs and option exercises, net of tax	3	—	21	—	—	21
Repurchases of common stock, retired	(2)	—	—	(88)	—	(88)
Pension and postemployment benefit plans, net of tax	—	—	—	—	2	2
Unrealized loss on derivatives, net of tax	—	—	—	—	(5)	(5)
Currency translation adjustment	—	—	—	—	2	2
March 31, 2023	102	$1	$1,962	$(1,613)	$(120)	$230

	Common Stock		Paid-in	Accumulated	Accumulated Other Comprehensive
In millions	Shares	Amount	Capital	Deficit	Loss	Total
December 31, 2021	107	$1	$1,808	$(1,211)	$(138)	$460
Net income	—	—	—	36	—	36
Employee stock compensation, employee stock purchase programs and option exercises, net of tax	3	—	34	—	—	34
Repurchases of common stock, not yet settled	—	—	(50)	—	—	(50)
Repurchases of common stock, retired	(5)	—	—	(250)	—	(250)
Pension and postemployment benefit plans, net of tax	—	—	—	—	2	2
Unrealized gain on derivatives, net of tax	—	—	—	—	6	6
Currency translation adjustment	—	—	—	—	(1)	(1)
March 31, 2022	105	$1	$1,792	$(1,425)	$(131)	$237

See Notes to Condensed Consolidated Financial Statements (Unaudited).

Notes to Condensed Consolidated Financial Statements (Unaudited)
1. Basis of Presentation
These statements have been prepared pursuant to the rules and regulations of the United States Securities and Exchange Commission ("SEC") and, in accordance with those rules and regulations, do not include all information and footnote disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP"). In the opinion of management, the condensed consolidated financial statements reflect all adjustments, consisting only of normal recurring adjustments, necessary to fairly state the results of operations, financial position and cash flows of Teradata Corporation ("Teradata" or the "Company") for the interim periods presented herein. The year-end 2022 condensed consolidated balance sheet data was derived from audited financial statements but does not include all disclosures required by GAAP. The preparation of condensed consolidated financial statements in conformity with GAAP requires management to make use of estimates and assumptions that affect the reported amounts and disclosures. Actual results may vary from these estimates.
These condensed consolidated interim financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in Teradata’s most recent Annual Report on Form 10-K for the fiscal year ended December 31, 2022 (the "2022 Annual Report"). The results of operations for any interim period are not necessarily indicative of the results of operations to be expected for the full year.
2. New Accounting Pronouncements
The Company has assessed the Accounting Standards Updates and determined that they were not applicable or were not expected to have a material impact on the Company's financial statements.

3. Revenue from Contracts with Customers
Disaggregation of Revenue from Contracts with Customers
The following table presents a disaggregation of revenue:

	Three Months Ended March 31,
in millions	2023	2022
Americas
Recurring	$256	$246
Perpetual software licenses, hardware and other	5	12
Consulting services	31	32
Total Americas	292	290
EMEA
Recurring	87	89
Perpetual software licenses, hardware and other	7	11
Consulting services	23	29
Total EMEA	117	129
APJ
Recurring	46	51
Perpetual software licenses, hardware and other	1	3
Consulting services	20	23
Total APJ	67	77
Total Revenue	$476	$496

Rental revenue, which is included in recurring revenue in the above table, was as follows:

	Three Months Ended March 31,
in millions	2023	2022
Rental revenue*	$51	$50
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

The following table provides information about receivables, contract assets and deferred revenue from contracts with customers:

	As of
in millions	March 31, 2023	December 31, 2022
Accounts receivable, net	$341	$364
Contract assets	$15	$7
Current deferred revenue	$634	$589
Long-term deferred revenue	$4	$8
Revenue recognized during the three months ended March 31, 2023 from amounts included in deferred revenue at the beginning of the period was $173 million.
Transaction Price Allocated to Unsatisfied Obligations
The following table includes estimated revenue expected to be recognized in the future related to the Company's unsatisfied (or partially satisfied) obligations at March 31, 2023:

in millions	Total at March 31, 2023	Year 1	Year 2 and Thereafter
Remaining unsatisfied obligations	$2,317	$1,302	$1,015
The amounts above represent the price of firm orders for which work has not been performed or goods have not been delivered and exclude unexercised contract options outside the stated contractual term that do not represent material rights to the customer. Although the Company believes that the contract value in the above table is firm, approximately $1,197 million of the amount is under contracts that are subject to customer-only general cancellation for convenience terms that the Company is contractually obligated to perform unless the customer notifies us of cancellation. The Company expects to recognize revenue of approximately $597 million in the next year from contracts that are non-cancelable. The Company believes the inclusion of this information is important to understanding the obligations that the Company is contractually required to perform and provides useful information regarding remaining obligations related to these executed contracts.
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

in millions	December 31, 2022	Capitalized	Amortization	March 31, 2023
Capitalized contract costs	$92	$2	$(10)	$84

in millions	December 31, 2021	Capitalized	Amortization	March 31, 2022
Capitalized contract costs	$111	$13	$(15)	$109

5. Supplemental Financial Information

	As of
In millions	March 31, 2023	December 31, 2022
Inventories
Finished goods	$5	$5
Service parts	2	3
Total inventories	$7	$8

Deferred revenue
Deferred revenue, current	$634	$589
Long-term deferred revenue	4	8
Total deferred revenue	$638	$597

	Three Months Ended March 31,
In millions	2023	2022
Other expense
Foreign currency losses	$18	$6
Other	3	3
Total Other expense	$21	$9
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

The effective tax rate is as follows:

	Three Months Ended March 31,
In millions	2023	2022
Effective tax rate	31.0%	34.5%

For the three months ended March 31, 2023, the Company recorded $2 million of net discrete tax benefits, a majority of which related to the excess tax benefit derived from stock-based compensation vesting.
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
The Company estimates its annual effective tax rate for 2023 to be approximately 36.0%, which takes into consideration, among other things, the forecasted earnings mix by jurisdiction and the impact of discrete tax items to be recognized in 2023. Under U.S. tax law, U.S. shareholders are subject to a tax on GILTI earned by certain foreign subsidiaries. The Company has elected to provide for the tax expense related to GILTI in the year in which the tax is incurred. Effective on January 1, 2022, the U.S. tax law changed and now requires R&D expenses to be capitalized and amortized for tax purposes under Internal Revenue Code Section 174; as a result of this law change, the Company is currently forecasting approximately $5 million of tax expense related to GILTI in our marginal effective tax rate for 2023.
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
In June 2022, Teradata refinanced its long-term debt and its associated interest rate swap ("Prior Interest Rate Swap"), which were due to mature in June 2023. As a result, Teradata terminated its five-year London Interbank Offered Rate ("Libor") interest rate swap that had a $500 million initial notional amount to hedge the floating interest rate of its Libor term loan. On June 28, 2022, Teradata executed a five-year Secured Overnight Financing Rate ("SOFR") interest rate swap, to fix the interest rate on approximately 90% of the principal balance of the $500 million term loan, with an initial notional amount of $450 million. The Company uses interest rate swaps to manage interest rate risks on future interest payments caused by interest rate changes on its variable rate term loan. The notional amount of the hedge steps down according to the amortization schedule of the term loan. The notional amount of the hedge was $450 million as of March 31, 2023.
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

The following table identifies the contract notional amount of the Company’s derivative financial instruments:

	As of
In millions	March 31, 2023	December 31, 2022
Contract notional amount of foreign exchange forward contracts	$44	$46
Net contract notional amount of foreign exchange forward contracts	$13	$7
Contract notional amount of foreign currency exchange (net investment hedge)	$150	$150
Contract notional amount of interest rate swap	$450	$450
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
Concentrations of Risk. The Company is potentially subject to concentrations of credit risk on accounts receivable and financial instruments such as hedging instruments, and cash and cash equivalents. Credit risk includes the risk of nonperformance by counterparties. The maximum potential loss may exceed the amount recognized on the balance sheet. Exposure to credit risk is managed through credit approvals, credit limits, selecting major international financial institutions (as counterparties to hedging transactions) and monitoring procedures. Teradata’s business often involves large transactions with customers, and if one or more of those customers were to default in its obligations under applicable contractual arrangements, the Company could be exposed to potentially significant losses. However, management believes that the reserves for potential losses were adequate at March 31, 2023 and December 31, 2022.
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
When deemed appropriate, the Company minimizes its exposure to changes in foreign currency exchange rates through the use of derivative financial instruments, specifically, foreign exchange forward contracts. Additionally, in June 2022, Teradata executed a five-year interest rate swap with a $450 million initial notional amount in order to hedge the variable interest rate on its term loan and a four-year cross-currency swap with initial notional amounts of €143 million/$150 million, as a net investment hedge to hedge the Euro currency exposure of our net investment in certain foreign subsidiaries. The fair value of these contracts and swaps are measured at the end of each interim reporting period using observable inputs other than quoted prices, specifically market spot and forward exchange rates. As such, these derivative instruments are classified within Level 2 of the valuation hierarchy. Fair value of unrealized gains for open contracts are recorded in other assets and the fair value of unrealized losses are recorded in other liabilities in the Company's balance sheet. The fair value of foreign exchange forward contract assets and liabilities at March 31, 2023 and December 31, 2022 was not material. Realized gains and losses from the Company’s fair value and net investment hedges net of corresponding gains or losses on the underlying exposures were immaterial for the three months ended March 31, 2023 and 2022.
The Company’s other assets and liabilities measured at fair value on a recurring basis and subject to fair value disclosure requirements at March 31, 2023 and December 31, 2022 were as follows:

		Fair Value Measurements at Reporting Date Using
In millions	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Money market funds at March 31, 2023	$172	$172	$—	$—
Money market funds at December 31, 2022	$211	$211	$—	$—

Interest rate swap at March 31, 2023	$7	$—	$7	$—
Interest rate swap at December 31, 2022	$13	$—	$13	$—

Liabilities
Foreign currency swap at March 31, 2023	$3	$—	$3	$—
Foreign currency swap at December 31, 2022	$1	$—	$1	$—
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
All outstanding borrowings pursuant to the Revolving Facility are due and payable on June 28, 2027, however, the maturity date of the Revolving Facility may be extended by agreement of the parties for up to two additional one-year periods. The Term Loan is payable in quarterly installments, which commence on June 30, 2024, with 1.25% of the initial principal amount due on each of the first twelve payment dates, with all remaining principal due on June 28, 2027. Under the terms of the Credit Facility, Teradata from time to time and subject to certain conditions may increase the lending commitments under the Credit Facility in an aggregate principal amount up to an additional $450 million, to the extent that existing or new lenders agree to provide such additional commitments. The outstanding principal amount of the Credit Facility bears interest at a floating rate based upon, at Teradata’s option, a negotiated base rate or an adjusted term SOFR rate, plus in each case, a margin based on the Company's leverage ratio. As disclosed in Note 7, in June 2022, Teradata entered into an interest rate swap to hedge approximately 90% (or $450 million as of March 31, 2023) of the floating interest rate of the total $500 million Term Loan and a cross currency swap to hedge a portion of Euro currency exposure of its net investment in certain foreign subsidiaries.
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
As of March 31, 2023, the Company had no borrowings outstanding under the Revolving Facility, leaving $400 million in borrowing capacity available under the Revolving Facility and the Term Loan principal outstanding was $500 million. The Term Loan is recognized on the Company's balance sheet at the unpaid principal balance, net of deferred issuance costs, and is not subject to fair value measurement. The Company was in compliance with all covenants under the Credit Facility as of March 31, 2023.
For the three months ended March 31, 2023 and March 31, 2022, the blended all-in interest rate on the Credit Facility was 4.26% and 4.23%, respectively.
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

	Three Months Ended March 31,
In millions, except per share amounts	2023	2022
Net income attributable to common stockholders	$40	$36
Weighted average outstanding shares of common stock	101.4	105.0
Dilutive effect of employee stock options, restricted stock and other stock awards	2.4	3.6
Common stock and common stock equivalents	103.8	108.6
Net income per share:
Basic	$0.39	$0.34
Diluted	$0.39	$0.33

Options to purchase 0.2 million shares for the three months ended March 31, 2023 and 0.1 million shares for the three months ended March 31, 2022 were not included in the computation of diluted earnings per share because the exercise prices of these options were greater than the average market price of the common shares for the period, and therefore would have been anti-dilutive.

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

The following table presents segment revenue and segment gross profit for the Company:

	Three Months Ended March 31,
In millions	2023	2022
Segment revenue
Americas	$292	$290
EMEA	117	129
APJ	67	77
Total revenue	476	496
Segment gross profit
Americas	193	189
EMEA	74	78
APJ	39	45
Total segment gross profit	306	312
Stock-based compensation costs	4	5
Acquisition, integration, reorganization and transformation-related costs	—	6
Total gross profit	302	301
Selling, general and administrative expenses	153	157
Research and development expenses	70	76
Income from operations	$79	$68

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations ("MD&A").
You should read the following discussion in conjunction with the Condensed Consolidated Financial Statements and the notes to those statements included elsewhere in this Quarterly Report on Form 10-Q. This Quarterly Report on Form 10-Q contains certain statements that are forward-looking within the meaning of the Private Securities Litigation Reform Act of 1995. Certain statements contained in the MD&A are forward-looking statements that involve risks and uncertainties. The forward-looking statements are not historical facts, but rather are based on current expectations, estimates, assumptions and projections about our industry, business and future financial results. Our actual results could differ materially from the results contemplated by these forward-looking statements due to a number of factors, including those discussed in other sections of this Quarterly Report on Form 10-Q and in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022 (the "2022 Annual Report"). The Company does not undertake any obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law.
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
To allow for greater transparency regarding the progress we are making toward achieving our strategic objectives, we utilize the following financial and performance metrics:
•Total Annual Recurring Revenue ("ARR") - annual value at a point in time of all recurring contracts, including subscription, cloud, software upgrade rights, and maintenance. ARR does not include managed services and third-party revenue.
•Public Cloud ARR (included within total ARR) - annual value at a point in time of all recurring contracts related to public cloud implementations of Teradata VantageCloud and does not include ARR related to private or managed cloud implementations.
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
COVID-19 Update
There have not been any material changes to the COVID-19 Update previously disclosed in Part I, Item 1A. "Risk Factors" and Part II, Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the 2022 Annual Report.

First Quarter Financial Overview

As more fully discussed in later sections of this MD&A, the following were significant financial items for the first quarter of 2023:
•At the end of the first quarter of 2023, ARR was $1.506 billion compared to $1.427 billion in the first quarter of 2022, increasing 6% as compared to the first quarter of 2022, including a 1% adverse impact from foreign currency translation.
•At the end of first quarter of 2023, Public Cloud ARR was $388 million compared to $209 million in the first quarter of 2022, increasing 86% as compared to the first quarter of 2022, including a 3% adverse impact from foreign currency fluctuations.
•Total revenue was $476 million for the first quarter of 2023, a 4% decrease compared to the first quarter of 2022, with an underlying 1% increase in recurring revenue. Revenue was impacted primarily by foreign currency fluctuations in the first quarter of 2023. Perpetual software licenses, hardware and other revenue decreased 50%, and consulting services revenue decreased 12%. Foreign currency fluctuations had a 4% adverse impact on total revenue for the quarter compared to the prior year. There was approximately 1% of growth from annual upfront software subscription revenue, which was offset by the loss of the partial period of revenue recognized from the Russia operations that we ceased in the first quarter last year.
•Gross margin increased to 63.4% in the first quarter of 2023 from 60.7% in the first quarter of 2022, primarily due to positive revenue mix, given the increased proportion of recurring revenue, as well as improved recurring revenue margins due to a larger component of recurring revenue recognized upfront in the period, and costs in the first quarter of 2022 associated with ceasing our business operations in Russia that did not repeat in the first quarter of 2023. These factors were offset in part by the impact of adverse foreign currency fluctuations, and lower margins in consulting services and perpetual software licenses, hardware and other revenue in the first quarter of 2023.
•Operating expenses for the first quarter of 2023 decreased by 4% compared to the first quarter of 2022, primarily due to higher costs in the first quarter of 2022 associated with the unplanned closure of our operations in Russia that did not repeat in the first quarter of 2023, as well as lower research and development expenses in the first quarter of 2023.
•Operating income was $79 million in the first quarter of 2023, compared to $68 million in the first quarter of 2022.
•Net income in the first quarter of 2023 was $40 million, compared to net income of $36 million in the first quarter of 2022.
•Cloud Net Expansion Rate for the first quarter of 2023 was 119%, compared to 128% for the first quarter of 2022.

Results of Operations for the Three Months Ended March 31, 2023
Compared to the Three Months Ended March 31, 2022
Revenue

		% of		% of
In millions	2023	Revenue	2022	Revenue
Recurring	$389	81.7%	$386	77.9%
Perpetual software licenses, hardware and other	13	2.7%	26	5.2%
Consulting services	74	15.6%	84	16.9%
Total revenue	$476	100%	$496	100%
Total revenue decreased $20 million, or 4%, in the first quarter of 2023, including a 4% negative impact from foreign currency fluctuations. Recurring revenue increased by 1%, including a 3% negative impact from foreign currency fluctuations. As a percentage of total revenue, recurring revenue was 82% in the first quarter. The recurring revenue increase was due primarily to an increase in Cloud revenue from expansions and migrations. Recurring revenue also included a benefit from annual upfront software subscription revenue associated with on-premises subscription software of approximately 1%, which was offset by the loss of the partial period of revenue recognized from the Company's Russia operations in 2022, prior to exiting that business late in the first quarter of 2022. Revenues from perpetual software licenses, hardware and other declined 50% in the first quarter of 2023, primarily due to our continued transition to recurring subscriptions. Consulting services revenue decreased 12% in the first quarter of 2023, including a 7% adverse impact from foreign currency fluctuations, primarily due to our continued realignment of our consulting resources on higher-margin engagements and engagements with customers and partners that drove increased software consumption within our targeted customer base.
Financial and Performance Measures
Our ARR is composed of three main categories: (1) Public Cloud ARR, (2) ARR related to on-premises subscription-based contracts and private cloud ("Subscription ARR"), and (3) ARR related to our legacy perpetual maintenance and software upgrade rights. At March 31, our ARR consisted of:

In millions	2023	2022
Public Cloud	$388	$209
Subscription	859	876
Maintenance and Software upgrade rights	259	342
Total ARR	$1,506	$1,427

Cloud Net Expansion rate	119%	128%
At the end of the first quarter of 2023, total ARR increased 6% as compared to the first quarter of 2022, including a 1% adverse impact from foreign currency fluctuations. At the end of first quarter of 2023, Public Cloud ARR increased 86% as compared to the first quarter of 2022, including a 3% adverse impact from foreign currency fluctuations. Public Cloud ARR grew in all three geographic regions year-over-year. Public Cloud ARR growth in the first quarter of 2023 was driven primarily by expansions and migrations. This expansion and migration activity primarily came from customers that are new to the cloud with Teradata (i.e., migration from current on-premises Vantage platform). Many of these customers are adding incremental workloads onto our Vantage cloud platform while also maintaining hybrid environments on Teradata.
In the first quarter, we saw the following trends:
•Increasing number of existing cloud customers who are adding new, incremental workloads to the cloud.
•Customers expanding into additional cloud capabilities when they migrate to VantageCloud as compared to the capabilities they had in an on-premises environment.

•Existing on-premises customers are adding new, incremental cloud workloads when expanding into hybrid environments.
As a portion of the Company’s operations and revenue occur outside the United States, and in currencies other than the U.S. dollar, the Company is exposed to fluctuations in foreign currency exchange rates. Based on currency rates as of April 30, 2023, Teradata is estimating a 1.25%-to-1.75% negative impact from currency translation on our 2023 full-year total reported revenues.
Teradata re-affirms the following outlook for the full year 2023:
•Public cloud ARR is expected to increase in the range of 53% to 57% year-over-year.
•Total ARR is expected to increase in the range of 6% to 8% year-over-year.
•Total recurring revenue is expected to increase in the range of 4% to 7% year-over-year.
•Total revenue is expected to increase in the range of 1% to 4% year-over-year.

Gross Profit

		% of		% of
In millions	2023	Revenue	2022	Revenue
Recurring	$291	74.8%	$281	72.8%
Perpetual software licenses, hardware and other	2	15.4%	8	30.8%
Consulting services	9	12.2%	12	14.3%
Total gross profit	$302	63.4%	$301	60.7%
The increase in recurring revenue gross profit as a percentage of revenue was primarily due to upfront revenue and an increase in expansions associated with on-premises subscription software renewals partially off-set by negative currency impact.
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
Operating Expenses

		% of		% of
In millions	2023	Revenue	2022	Revenue
Selling, general and administrative expenses	$153	32.1%	$157	31.7%
Research and development expenses	70	14.7%	76	15.3%
Total operating expenses	$223	46.8%	$233	47.0%
The selling, general and administrative expense ("SG&A") decrease was primarily driven by higher costs in the prior year period associated with the unplanned closure of our operations in Russia. Research and development ("R&D") expense decreased year over year due to continued cost discipline.
Other Expense, net

In millions	2023	2022
Interest income	$7	$2
Interest expense	(7)	(6)
Other	(21)	(9)
Other expense, net	$(21)	$(13)
Other expense, net in the first quarter of 2023 and 2022 is comprised primarily of interest expense on long-term debt and finance leases, losses resulting from foreign currency transactions, as well as benefit costs on our pension and postemployment plans, partially offset by interest income earned on our cash and cash equivalents. Other expense is higher in 2023 primarily due to increased foreign currency losses of $12 million as compared to the prior period.
Provision for Income Taxes
Income tax provisions for interim periods are based on estimated annual income tax rates, adjusted to reflect the effects of any significant infrequent or unusual items which are required to be discretely recognized within the current interim period.
The effective tax rates for the three months ended March 31, 2023 and 2022 were as follows:

	2023	2022
Effective tax rate	31.0%	34.5%

For the three months ended March 31, 2023, the Company recorded $2 million of net discrete tax benefits, a majority of which related to the excess tax benefit derived from stock-based compensation vesting.
For the three months ended March 31, 2022, we recorded a total of $4 million of net discrete tax benefits, a majority of which related to the excess tax benefit derived from stock-based compensation vesting. In addition, our effective tax rate increased by 9% as a result of the forecasted GILTI tax liability, which increased as a result of the requirement in the U.S. to capitalize and amortize R&D for tax purposes, which became effective on January 1, 2022.
Effective on January 1, 2022, the U.S. tax law changed to require that R&D expenses be capitalized and amortized for tax purposes under Internal Revenue Code Section 174; as a result of this law change, we are currently forecasting approximately $5 million of tax expense related to GILTI in our marginal effective tax rate for 2023. We expect that a majority of our foreign earnings will be repatriated to the U.S. As a result, the effective tax rates in the periods presented are largely based upon the forecasted pre-tax earnings mix between the U.S. and other foreign taxing jurisdictions where we conduct our business.
We estimate that the full-year effective tax rate for 2023 will be approximately 36%, which takes into consideration, among other things, the forecasted earnings mix by jurisdiction, the estimated impact to GILTI tax as a result of the requirement to capitalize R&D for tax purposes, and the estimated discrete items to be recognized in 2023. The forecasted tax rate is based on the foreign profits being taxed at an overall effective tax rate of approximately 25%, as compared to the U.S. federal statutory tax rate of 21%.

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
The following table presents segment revenue and segment gross profit for the Company for the three months ended March 31:

		% of		% of
In millions	2023	Revenue	2022	Revenue
Segment revenue
Americas	$292	61.3%	$290	58.5%
EMEA	117	24.6%	129	26.0%
APJ	67	14.1%	77	15.5%
Total segment revenue	$476	100%	$496	100.0%
Segment gross profit
Americas	$193	66.1%	$189	65.2%
EMEA	74	63.2%	78	60.5%
APJ	39	58.2%	45	58.4%
Total segment gross profit	$306	64.3%	$312	62.9%
Americas
Americas revenue increased 1% as compared to the prior year, including a 1% adverse impact from foreign currency fluctuations. The increase in revenues was due to an increase in recurring revenue of 4%, which was partially off-set by decreases in perpetual software licenses, hardware and other revenue and consulting revenue of 58% ($7 million) and 3% ($1 million), respectively, as compared to the prior year. Segment gross profit as a percentage of revenues was higher primarily due to improved consulting services margins, increase in upfront revenue and favorable deal mix in recurring, offset in part by lower perpetual software licenses, hardware and other revenue margins.
EMEA
EMEA revenue decreased 9%, which included an 8% adverse impact from foreign currency fluctuations. The overall decrease in EMEA revenue included a decrease of 2% in recurring revenue, a decrease of 36% ($4 million) in perpetual software licenses, hardware and other revenue, and a decrease of 21% ($6 million) in consulting revenue. EMEA revenue in all categories was negatively impacted primarily by foreign currency fluctuations. The decrease was also driven by the lack of revenue from Russia, compared to a partial quarter of Russia revenue in 2022, prior to the Company's exit. Segment gross profit as a percentage of revenues was higher primarily due to a higher mix of recurring revenues in the period.
APJ
APJ revenue decreased 13%, including an 8% adverse impact from foreign currency fluctuations. Recurring revenue decreased by 10% ($5 million), perpetual software licenses, hardware and other revenue decreased by 67% ($2 million), and consulting revenue decreased by 13% ($3 million). Segment gross profit as a percentage of revenues was lower primarily due to reduced revenues, notably recurring revenue.

Financial Condition, Liquidity and Capital Resources
Cash provided by operating activities was $109 million, which decreased by $42 million in the three months ended March 31, 2023 compared to the three months ended March 31, 2022. The decrease in cash provided by operating activities was primarily due to a $50 million tax refund received the first quarter of 2022 related to our Cares Act carryback claim partially off-set by the timing of improved working capital dynamics. Teradata used approximately $15 million of cash in the first three months of 2023 for reorganizing and restructuring its operations and go-to-market functions to align to its strategy, as compared to $10 million in the first three months of 2022.
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
The table below shows net cash provided by operating activities and net cash used in investing activities related to capital expenditures, along with free cash flow, for the following periods:

	Three Months Ended March 31,
In millions	2023	2022
Net cash provided by operating activities	$109	$151
Less:
Expenditures for property and equipment	(4)	(1)
Free cash flow	$105	$150
Financing activities and certain other investing activities are not included in our calculation of free cash flow. There were no other material investing activities for the three months ended March 31, 2023 and 2022.
Teradata’s financing activities for the three months ended March 31, 2023 and 2022 primarily consisted of cash outflows for share repurchases and payments on our finance leases. At March 31, 2023, we had no outstanding borrowings on our $400 million Revolving Facility (as defined below).
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
•Our open market share repurchase program provides for the repurchase of Teradata stock periodically on an ongoing basis in open market transactions, through 10b5-1 programs, through accelerated share repurchase programs, in privately negotiated transactions, or through the use of derivative instruments, in accordance with applicable securities rules regarding issuer repurchases. The open market share repurchase program will expire on December 31, 2025. On November 1, 2021, our Board of Directors authorized an additional $1 billion for share repurchases under the open market share repurchase program. There is a total authority of $758 million remaining under the open market share repurchase program as of March 31, 2023.

In the aggregate under the dilution offset share repurchase program and the open market share repurchase program, we repurchased approximately 2.3 million shares of common stock at an average price per share of $37.69 in the three months ended March 31, 2023.
Share repurchases are reported on a trade date basis. Our share repurchase activity depends on factors such as our working capital needs, our cash requirements for capital investments, our stock price, and economic and market conditions.
Other financing activities, including net share settlement for the payroll tax liability of section 16 officers (as discussed in Item 2. Unregistered Sales of Equity Securities and Use of Proceeds), offset by proceeds from the ESPP and the exercise of stock options, net of tax was a net outflow of $7 million for the three months ended March 31, 2023 and a net inflow of $4 million for the three months ended March 31, 2022. The ESPP proceeds are included in other financing activities, net in the Condensed Consolidated Statements of Cash Flows (Unaudited).
Our total cash and cash equivalents held outside the United States in various foreign subsidiaries was $414 million as of March 31, 2023 and $405 million as of December 31, 2022. The remaining balance held in the United States ("U.S.") was $137 million as of March 31, 2023 and $164 million as of December 31, 2022. The Company expects that a majority of its foreign earnings will be repatriated to the U.S. Effective January 1, 2018, the U.S. moved to a territorial system of international taxation, and as such will generally not subject future foreign earnings to U.S. taxation upon repatriation in future years.
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
The Company’s ability to generate positive cash flows from operations is dependent on general economic conditions, competitive pressures, and other business and risk factors described in the 2022 Annual Report and elsewhere in this Quarterly Report on Form 10-Q. If the Company is unable to generate sufficient cash flows from operations, or otherwise comply with the terms of the Credit Facility or its term loan agreement, the Company may be required to seek additional financing alternatives.
Long-term Debt. On June 28, 2022, we entered into a Credit Agreement that provides for (i) a five-year unsecured term loan in an aggregate principal amount of $500 million (the "Term Loan"), and (ii) a five-year unsecured revolving credit facility in an aggregate principal amount of up to $400 million, including a $50 million sublimit for the issuance of standby letters of credit and a $50 million sublimit for swingline loans (the "Revolving Facility" and, collectively with the Term Loan, the "Credit Facility"). The Credit Facility replaces our prior revolving credit agreement in the maximum principal of $400 million and our prior term loan agreement in the principal amount of $500 million, both of which were entered into in 2018 (the "Prior Agreements"). In connection with the execution of the Credit Facility, the $400 million term loan outstanding under the Prior Agreements was repaid in full. Our long-term debt is discussed in Note 10 of Notes to Condensed Consolidated Financial Statements (Unaudited). In addition, as disclosed in Note 7 of Notes to Condensed Consolidated Financial Statements (Unaudited), Teradata entered into an interest rate swap to hedge approximately 90% of the floating interest rate of the total $500 million Term Loan and a cross currency swap to hedge a portion of Euro currency exposure of its net investment in certain foreign subsidiaries.
Contractual and Other Commercial Commitments. There has been no significant change in our contractual and other commercial commitments as described in the 2022 Annual Report. Our commitments and contingencies are discussed in Note 8 of Notes to Condensed Consolidated Financial Statements (Unaudited).

Critical Accounting Policies and Estimates
Our financial statements are prepared in accordance with GAAP. In connection with the preparation of these financial statements, we are required to make assumptions, estimates and judgments that affect the reported amounts of assets, liabilities, revenues, expenses and the related disclosure of contingent liabilities. These assumptions, estimates and judgments are based on historical experience and assumptions that are believed to be reasonable at the time. However, because future events and their effects cannot be determined with certainty, the determination of estimates requires the exercise of judgment. Our critical accounting policies are those that require assumptions to be made about matters that are highly uncertain. Different estimates could have a material impact on our financial results. Judgments and uncertainties affecting the application of these policies and estimates may result in materially different amounts being reported under different conditions or circumstances. Our management periodically reviews these estimates and assumptions to ensure that our financial statements are presented fairly and are materially correct. We assessed certain accounting matters that generally require consideration of forecasted financial information in context with the information reasonably available to us as of March 31, 2023 and through the date of this report. The accounting matters assessed included, but were not limited to, our allowance for doubtful accounts, stock-based compensation, the carrying value of our goodwill and other long-lived assets, financial assets, valuation allowances for tax assets and revenue recognition.
In many cases, the accounting treatment of a particular transaction is specifically dictated by GAAP and does not require significant management judgment in its application. There are also areas in which management’s judgment in selecting among available alternatives would not produce a materially different result. The significant accounting policies and estimates that we believe are the most critical to aid in fully understanding and evaluating our reported financial results are discussed in the 2022 Annual Report. Teradata’s senior management has reviewed these critical accounting policies and related disclosures and determined that there were no significant changes in our critical accounting policies in the three months ended March 31, 2023.
New Accounting Pronouncements
See discussion in Note 2 of Notes to Condensed Consolidated Financial Statements (Unaudited) for new accounting pronouncements.
Item 3. Quantitative and Qualitative Disclosures About Market Risk.
There have not been any material changes to the market risk factors previously disclosed in Part II, Item 7A of the 2022 Annual Report.

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
Based on their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2023, our disclosure controls and procedures were effective to provide reasonable assurance that the information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.
Changes in Internal Control over Financial Reporting
There have been no changes in our internal control over financial reporting that occurred during the fiscal quarter ended March 31, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Part II—OTHER INFORMATION
Item 1. Legal Proceedings.
The information required to be set forth under this Part II, Item 1 is incorporated by reference to Note 8, Commitments and Contingencies—Legal Proceedings of the Notes to Condensed Consolidated Financial Statements (Unaudited) included in this Quarterly Report on Form 10-Q.
Item 1A. Risk Factors.
There have not been any material changes to the risk factors previously disclosed in Part I, Item IA of the 2022 Annual Report.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
Purchases of Company Common Stock
From time to time, the Company's Section 16 officers sell to the Company shares of the Company's common stock received upon vesting of restricted share units at the current market price to cover their withholding tax obligations. For the three months ended March 31, 2023, the total of these purchases was 360,651 shares at an average price of $39.32 per share.

The following table provides information relating to the Company’s share repurchase programs for the three months ended March 31, 2023:

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Dilution Offset Program (1)	Total Number of Shares Purchased as Part of Publicly Announced Open Market Share Repurchase Program (2)	Maximum Dollar Value that May Yet Be Purchased Under the Dilution Offset Program	Maximum Dollar Value that May Yet Be Purchased Under the Open Market Share Repurchase Program
Month
January 2023	578,953	$33.68	—	578,953	$94,032	$820,700,472
February 2023	651,185	$39.17	—	651,185	$219,974	$795,191,860
March 2023	1,091,968	$38.92	137,380	954,588	$1,072,676	$758,232,193
First Quarter Total	2,322,106	$37.69	137,380	2,184,726	$1,072,676	$758,232,193
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

3.2	Amended and Restated By-Laws of Teradata Corporation, as amended and restated on October 31, 2022 (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K dated November 1, 2022).

4.1	Common Stock Certificate of Teradata Corporation (incorporated by reference to Exhibit 4.1 to the Quarterly Report on Form 10-Q dated November 13, 2007 (SEC file number 001-33458)).

31.1	Certification pursuant to Rule 13a-14(a), dated May 5, 2023.

31.2	Certification pursuant to Rule 13a-14(a), dated May 5, 2023.

32	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated May 5, 2023.

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TERADATA CORPORATION

Date: May 5, 2023	By:	/s/ Claire Bramley
Claire Bramley Chief Financial Officer