Form 10-Q
period 2023-06-30
TERADATA CORP /DE/
filed 2023-08-08
CIK 816761

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2023
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐  No  ☒
At July 28, 2023, the registrant had approximately 99.9 million shares of common stock outstanding.

PART I—FINANCIAL INFORMATION

Part 1—FINANCIAL INFORMATION
A

Item 1.	Financial Statements.
Teradata Corporation
Condensed Consolidated Statements of Income (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
In millions, except per share amounts	2023	2022	2023	2022
Revenue
Subscription software licenses	$70	$65	$174	$158
Services and other	301	280	586	573
Total recurring	371	345	760	731
Perpetual software licenses, hardware and other	13	8	26	34
Consulting services	78	77	152	161
Total revenue	462	430	938	926
Cost of revenue
Subscription software licenses	5	5	11	12
Services and other	102	91	194	189
Total recurring	107	96	205	201
Perpetual software licenses, hardware and other	12	6	23	24
Consulting services	67	70	132	142
Total cost of revenue	186	172	360	367
Gross profit	276	258	578	559
Operating expenses
Selling, general and administrative expenses	167	163	320	320
Research and development expenses	76	81	146	157
Total operating expenses	243	244	466	477
Income from operations	33	14	112	82
Other expense, net
Interest expense	(7)	(5)	(14)	(11)
Interest income	8	3	15	5
Other expense	(10)	(12)	(31)	(21)
Total other expense, net	(9)	(14)	(30)	(27)
Income before income taxes	24	—	82	55
Income tax expense	7	4	25	23
Net income (loss)	$17	$(4)	$57	$32
Net income (loss) per common share
Basic	$0.17	$(0.04)	$0.56	$0.31
Diluted	$0.17	$(0.04)	$0.55	$0.30
Weighted average common shares outstanding
Basic	101.0	103.5	101.2	104.2
Diluted	102.9	103.5	103.3	107.1
See Notes to Condensed Consolidated Financial Statements (Unaudited).

Teradata Corporation
Condensed Consolidated Statements of Comprehensive Income (Loss) (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
In millions	2023	2022	2023	2022
Net income (loss)	$17	$(4)	$57	$32
Other comprehensive income (loss):
Foreign currency translation adjustments	(3)	(24)	—	(25)
Unrealized loss on cross-currency net investment hedge, before tax	(2)	(1)	(3)	(1)
Unrealized loss on cross-currency net investment hedge, tax portion	—	—	—	—
Total currency translation adjustments	(5)	(25)	(3)	(26)
Derivatives:
Unrealized gain (loss) on derivatives, before tax	9	(3)	3	5
Unrealized gain (loss) on derivatives, tax portion	(2)	1	(1)	(1)
Unrealized gain (loss) on derivatives, net of tax	7	(2)	2	4
Defined benefit plans:
Defined benefit plan adjustment, before tax	2	2	4	5
Defined benefit plan adjustment, tax portion	(1)	(1)	(1)	(2)
Defined benefit plan adjustment, net of tax	1	1	3	3
Other comprehensive income (loss)	3	(26)	2	(19)
Comprehensive income (loss)	$20	$(30)	$59	$13
See Notes to Condensed Consolidated Financial Statements (Unaudited).

Teradata Corporation
Condensed Consolidated Balance Sheets (Unaudited)

In millions, except per share amounts	June 30, 2023	December 31, 2022
Assets
Current assets
Cash and cash equivalents	$504	$569
Accounts receivable, net	265	364
Inventories	9	8
Other current assets	102	87
Total current assets	880	1,028
Property and equipment, net	250	244
Right of use assets - operating lease, net	11	13
Goodwill	390	390
Capitalized contract costs, net	76	92
Deferred income taxes	205	213
Other assets	57	42
Total assets	$1,869	$2,022
Liabilities and stockholders’ equity
Current liabilities
Current portion of long-term debt	$6	$—
Current portion of finance lease liability	70	67
Current portion of operating lease liability	7	8
Accounts payable	113	94
Payroll and benefits liabilities	100	137
Deferred revenue	526	589
Other current liabilities	88	112
Total current liabilities	910	1,007
Long-term debt	492	498
Finance lease liability	70	54
Operating lease liability	8	10
Pension and other postemployment plan liabilities	96	101
Long-term deferred revenue	7	8
Deferred tax liabilities	6	7
Other liabilities	62	79
Total liabilities	1,651	1,764
Commitments and contingencies (Note 8)
Stockholders’ equity
Preferred stock: par value $0.01 per share, 100.0 shares authorized, no shares issued and outstanding at June 30, 2023 and December 31, 2022, respectively	—	—
Common stock: par value $0.01 per share, 500.0 shares authorized, 100.6 and 101.1 shares issued at June 30, 2023 and December 31, 2022, respectively	1	1
Paid-in capital	2,002	1,941
Accumulated deficit	(1,668)	(1,565)
Accumulated other comprehensive loss	(117)	(119)
Total stockholders’ equity	218	258
Total liabilities and stockholders’ equity	$1,869	$2,022
See Notes to Condensed Consolidated Financial Statements (Unaudited).

Teradata Corporation
Condensed Consolidated Statements of Cash Flows (Unaudited)

	Six Months Ended June 30,
In millions	2023	2022
Operating activities
Net income	$57	$32
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	59	73
Stock-based compensation expense	63	63
Deferred income taxes	2	2
Changes in assets and liabilities:
Receivables	99	70
Inventories	(1)	9
Current payables and accrued expenses	(30)	(26)
Deferred revenue	(64)	(38)
Other assets and liabilities	(27)	71
Net cash provided by operating activities	158	256
Investing activities
Expenditures for property and equipment	(6)	(3)
Additions to capitalized software	(1)	(1)
Net cash used in investing activities	(7)	(4)
Financing activities
Repurchases of common stock	(154)	(317)
Proceeds from long-term borrowings	—	500
Repayments of long-term borrowings	—	(413)
Payments of finance leases	(41)	(45)
Other financing activities, net	(1)	1
Net cash used in financing activities	(196)	(274)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(20)	(25)
Decrease in cash, cash equivalents and restricted cash	(65)	(47)
Cash, cash equivalents and restricted cash at beginning of period	571	595
Cash, cash equivalents and restricted cash at end of period	$506	$548

Supplemental cash flow disclosure:
Assets acquired under operating lease	$4	$1
Assets acquired under finance lease	$59	$34
Reconciliation of cash, cash equivalents and restricted cash to the Condensed Consolidated Balance Sheets:

	June 30, 2023	December 31, 2022
Cash and cash equivalents	$504	$569
Restricted cash	2	2
Total cash, cash equivalents and restricted cash	$506	$571

See Notes to Condensed Consolidated Financial Statements (Unaudited).

Teradata Corporation
Condensed Consolidated Statements of Changes in Stockholders’ Equity (Unaudited)

	Common Stock		Paid-in	Accumulated	Accumulated Other Comprehensive
In millions	Shares	Amount	Capital	Deficit	Loss	Total
December 31, 2022	101	$1	$1,941	$(1,565)	$(119)	$258
Net income	—	—	—	40	—	40
Employee stock compensation, employee stock purchase programs and option exercises, net of tax	3	—	21	—	—	21
Repurchases of common stock, retired	(2)	—	—	(88)	—	(88)
Pension and postemployment benefit plans, net of tax	—	—	—	—	2	2
Unrealized loss on derivatives, net of tax	—	—	—	—	(5)	(5)
Currency translation adjustment	—	—	—	—	2	2
March 31, 2023	102	$1	$1,962	$(1,613)	$(120)	$230
Net income	—	—	—	17	—	17
Employee stock compensation, employee stock purchase programs and option exercises, net of tax	—	—	40	—	—	40
Repurchases of common stock, retired	(2)	—	—	(72)	—	(72)
Pension and postemployment benefit plans, net of tax	—	—	—	—	1	1
Unrealized gain on derivatives, net of tax	—	—	—	—	7	7
Currency translation adjustment	—	—	—	—	(5)	(5)
June 30, 2023	100	$1	$2,002	$(1,668)	$(117)	$218

	Common Stock		Paid-in	Accumulated	Accumulated Other Comprehensive
In millions	Shares	Amount	Capital	Deficit	Loss	Total
December 31, 2021	107	$1	$1,808	$(1,211)	$(138)	$460
Net income	—	—	—	36	—	36
Employee stock compensation, employee stock purchase programs and option exercises, net of tax	3	—	34	—	—	34
Repurchases of common stock, not yet settled	—	—	(50)	—	—	(50)
Repurchases of common stock, retired	(5)	—	—	(250)	—	(250)
Pension and postemployment benefit plans, net of tax	—	—	—	—	2	2
Unrealized gain on derivatives, net of tax	—	—	—	—	6	6
Currency translation adjustment	—	—	—	—	(1)	(1)
March 31, 2022	105	$1	$1,792	$(1,425)	$(131)	$237
Net loss	—	—	—	(4)	—	(4)
Employee stock compensation, employee stock purchase programs and option exercises, net of tax	—		32	—	—	32
Repurchases of common stock, settled	—	—	50	—	—	50
Repurchases of common stock, retired	(2)	—	—	(67)	—	(67)
Pension and postemployment benefit plans, net of tax	—	—	—	—	1	1
Unrealized loss on derivatives, net of tax	—	—	—	—	(2)	(2)
Currency translation adjustment	—	—	—	—	(25)	(25)
June 30, 2022	103	$1	$1,874	$(1,496)	$(157)	$222

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

3. Revenue from Contracts with Customers
Disaggregation of Revenue from Contracts with Customers
The following table presents a disaggregation of revenue:

	Three Months Ended June 30,		Six Months Ended June 30,
in millions	2023	2022	2023	2022
Americas
Recurring	$230	$215	$486	$461
Perpetual software licenses, hardware and other	3	3	8	15
Consulting services	35	31	66	63
Total Americas	268	249	560	539
EMEA
Recurring	89	75	176	164
Perpetual software licenses, hardware and other	5	3	12	14
Consulting services	24	25	47	54
Total EMEA	118	103	235	232
APJ
Recurring	52	55	98	106
Perpetual software licenses, hardware and other	5	2	6	5
Consulting services	19	21	39	44
Total APJ	76	78	143	155
Total Revenue	$462	$430	$938	$926

Rental revenue, which is included in recurring revenue in the above table, was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
in millions	2023	2022	2023	2022
Rental revenue*	$56	$45	$107	$95
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

The following table provides information about receivables, contract assets and deferred revenue from contracts with customers:

	As of
in millions	June 30, 2023	December 31, 2022
Accounts receivable, net	$265	$364
Contract assets	$13	$7
Current deferred revenue	$526	$589
Long-term deferred revenue	$7	$8
Revenue recognized during the six months ended June 30, 2023 from amounts included in deferred revenue at the beginning of the period was $310 million.
Transaction Price Allocated to Unsatisfied Obligations
The following table includes estimated revenue expected to be recognized in the future related to the Company's unsatisfied (or partially satisfied) obligations at June 30, 2023:

in millions	Total at June 30, 2023	Year 1	Year 2 and Thereafter
Remaining unsatisfied obligations	$2,307	$1,390	$917
The amounts above represent the price of firm orders for which work has not been performed or goods have not been delivered and exclude unexercised contract options outside the stated contractual term that do not represent material rights to the customer. Although the Company believes that the contract value in the above table is firm, approximately $1,198 million of the amount is under contracts that are subject to customer-only general cancellation for convenience terms that the Company is contractually obligated to perform unless the customer notifies us of cancellation. The Company expects to recognize revenue of approximately $542 million in the next year from contracts that are non-cancelable. The Company believes the inclusion of this information is important to understanding the obligations that the Company is contractually required to perform and provides useful information regarding remaining obligations related to these executed contracts.
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

in millions	December 31, 2022	Capitalized	Amortization	June 30, 2023
Capitalized contract costs	$92	$6	$(22)	$76

in millions	December 31, 2021	Capitalized	Amortization	June 30, 2022
Capitalized contract costs	$111	$15	$(31)	$95

5. Supplemental Financial Information

	As of
In millions	June 30, 2023	December 31, 2022
Inventories
Finished goods	$7	$5
Service parts	2	3
Total inventories	$9	$8

Deferred revenue
Deferred revenue, current	$526	$589
Long-term deferred revenue	7	8
Total deferred revenue	$533	$597

	Three Months Ended June 30,		Six Months Ended June 30,
In millions	2023	2022	2023	2022
Other expense
Foreign currency losses	$7	$9	$25	$15
Other	3	3	6	6
Total Other expense	$10	$12	$31	$21
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

The effective tax rate is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
In millions	2023	2022	2023	2022
Effective tax rate	29.2%	972.0%	30.5%	41.8%

For the three months ended June 30, 2023, the Company had no material discrete tax adjustments.
For the six months ended June 30, 2023, the Company recorded $2 million of net discrete tax benefits, a majority of which related to the excess tax benefit derived from stock-based compensation vesting.
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

The Company estimates its annual effective tax rate for 2023 to be approximately 34.0%, which takes into consideration, among other things, the forecasted earnings mix by jurisdiction and the impact of discrete tax items to be recognized in 2023. Under U.S. tax law, U.S. shareholders are subject to a tax on global intangible low-taxed income ("GILTI") earned by certain foreign subsidiaries. The Company has elected to provide for the tax expense related to GILTI in the year in which the tax is incurred. Effective on January 1, 2022, the U.S. tax law changed and now requires R&D expenses to be capitalized and amortized for tax purposes under Internal Revenue Code Section 174; as a result of this law change, the Company is currently forecasting approximately $2 million of tax expense related to GILTI in our marginal effective tax rate for 2023.
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
In June 2022, Teradata refinanced its long-term debt and its associated interest rate swap ("Prior Interest Rate Swap"), which were due to mature in June 2023. As a result, Teradata terminated its five-year London Interbank Offered Rate ("Libor") interest rate swap that had a $500 million initial notional amount to hedge the floating interest rate of its Libor term loan. On June 28, 2022, Teradata executed a five-year Secured Overnight Financing Rate ("SOFR") interest rate swap, to fix the interest rate on approximately 90% of the principal balance of the $500 million term loan, with an initial notional amount of $450 million. The Company uses interest rate swaps to manage interest rate risks on future interest payments caused by interest rate changes on its variable rate term loan. The notional amount of the hedge steps down according to the amortization schedule of the term loan. The notional amount of the hedge was $450 million as of June 30, 2023.
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

The following table identifies the contract notional amount of the Company’s derivative financial instruments:

	As of
In millions	June 30, 2023	December 31, 2022
Contract notional amount of foreign exchange forward contracts	$41	$46
Net contract notional amount of foreign exchange forward contracts	$19	$7
Contract notional amount of foreign currency exchange (net investment hedge)	$150	$150
Contract notional amount of interest rate swap	$450	$450
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
On June 19, 2018, the Company and certain of its subsidiaries filed a lawsuit (the "TD-SAP 1" suit) in the U.S. District Court for the Northern District of California against SAP SE, SAP America, Inc., and SAP Labs, LLC (collectively, "SAP"). In the TD-SAP 1 lawsuit, the Company alleged, among other things, that SAP misappropriated certain of the Company’s trade secrets within the Company’s enterprise data analytics and warehousing products and used such trade secrets to help develop, improve, introduce, and sell one or more competing products. The Company further alleged that SAP employed anticompetitive practices using its substantial market position in the enterprise resource planning applications market to pressure the Company’s customers and prospective customers to use one or more of SAP's competing products and reduce or eliminate customers' and prospective customers' use of the Company's offerings. The Company sought an injunction barring SAP’s alleged conduct, monetary damages, and other available legal and equitable relief. In July 2019, SAP filed patent infringement counterclaims against the Company based on five of SAP’s U.S. patents. On August 31, 2020, the Company filed a second lawsuit against SAP (the "TD-SAP 2" suit) in the U.S. District Court for the Northern District of California, in which the Company alleged infringement by SAP of four of the Company's U.S. patents. On February 16, 2021, SAP filed additional patent infringement counterclaims against the Company in response. On the same day, SAP also filed a lawsuit in Germany (the "TD-SAP 3" suit) for infringement of a single German patent. In November 2021, the district court dismissed the Company’s antitrust claims and most of its trade secret claims in the TD-SAP 1 suit. In December 2021, the Company appealed that decision to the U.S. Court of Appeals for the Federal Circuit in Washington, D.C. and the Court held a hearing on that appeal on June 8, 2023. On August 1, 2023, the Federal Circuit transferred the appeal to the Ninth Circuit Court of Appeals, and the parties are awaiting a schedule in that court. In the meantime, the Company and SAP have entered into a partial settlement agreement that has resulted in full dismissal of all claims and counterclaims in the TD-SAP 2 suit in California and the TD-SAP 3 suit in Germany as well as a stay of all claims and counterclaims remaining in the TD-SAP 1 suit pending resolution of the Company’s appeal. Currently, it is not possible to determine the likelihood of a loss or a reasonably estimated range of loss, if any, pertaining to any of SAP’s remaining patent counterclaims in the TD-SAP 1 lawsuit.

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
Concentrations of Risk. The Company is potentially subject to concentrations of credit risk on accounts receivable and financial instruments such as hedging instruments, and cash and cash equivalents. Credit risk includes the risk of nonperformance by counterparties. The maximum potential loss may exceed the amount recognized on the balance sheet. Exposure to credit risk is managed through credit approvals, credit limits, selecting major international financial institutions (as counterparties to hedging transactions) and monitoring procedures. Teradata’s business often involves large transactions with customers, and if one or more of those customers were to default in its obligations under applicable contractual arrangements, the Company could be exposed to potentially significant losses. However, management believes that the reserves for potential losses were adequate at June 30, 2023 and December 31, 2022.
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
When deemed appropriate, the Company minimizes its exposure to changes in foreign currency exchange rates through the use of derivative financial instruments, specifically, foreign exchange forward contracts. Additionally, in June 2022, Teradata executed a five-year interest rate swap with a $450 million initial notional amount in order to hedge the variable interest rate on its term loan and a four-year cross-currency swap with initial notional amounts of €143 million/$150 million, as a net investment hedge to hedge the Euro currency exposure of our net investment in certain foreign subsidiaries. The fair value of these contracts and swaps are measured at the end of each interim reporting period using observable inputs other than quoted prices, specifically market spot and forward exchange rates. As such, these derivative instruments are classified within Level 2 of the valuation hierarchy. Fair value of unrealized gains for open contracts are recorded in other assets and the fair value of unrealized losses are recorded in other liabilities in the Company's balance sheet. The fair value of foreign exchange forward contract assets and liabilities at June 30, 2023 and December 31, 2022 was not material. Realized gains and losses from the Company’s fair value and net investment hedges net of corresponding gains or losses on the underlying exposures were immaterial for the three and six months ended June 30, 2023 and 2022.
The Company’s other assets and liabilities measured at fair value on a recurring basis and subject to fair value disclosure requirements at June 30, 2023 and December 31, 2022 were as follows:

		Fair Value Measurements at Reporting Date Using
In millions	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Money market funds at June 30, 2023	$155	$155	$—	$—
Money market funds at December 31, 2022	$211	$211	$—	$—

Interest rate swap at June 30, 2023	$16	$—	$16	$—
Interest rate swap at December 31, 2022	$13	$—	$13	$—

Liabilities
Foreign currency swap at June 30, 2023	$5	$—	$5	$—
Foreign currency swap at December 31, 2022	$1	$—	$1	$—
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
All outstanding borrowings pursuant to the Revolving Facility are due and payable on June 28, 2027, however, the maturity date of the Revolving Facility may be extended by agreement of the parties for up to two additional one-year periods. The Term Loan is payable in quarterly installments, which commence on June 30, 2024, with 1.25% of the initial principal amount due on each of the first twelve payment dates, with all remaining principal due on June 28, 2027. Under the terms of the Credit Facility, Teradata from time to time and subject to certain conditions may increase the lending commitments under the Credit Facility in an aggregate principal amount up to an additional $450 million, to the extent that existing or new lenders agree to provide such additional commitments. The outstanding principal amount of the Credit Facility bears interest at a floating rate based upon, at Teradata’s option, a negotiated base rate or an adjusted term SOFR rate, plus in each case, a margin based on the Company's leverage ratio. As disclosed in Note 7, in June 2022, Teradata entered into an interest rate swap to hedge approximately 90% (or $450 million as of June 30, 2023) of the floating interest rate of the total $500 million Term Loan and a cross currency swap to hedge a portion of Euro currency exposure of its net investment in certain foreign subsidiaries.
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
As of June 30, 2023, the Company had no borrowings outstanding under the Revolving Facility, leaving $400 million in borrowing capacity available under the Revolving Facility and the Term Loan principal outstanding was $500 million. The Term Loan is recognized on the Company's balance sheet at the unpaid principal balance, net of deferred issuance costs, and is not subject to fair value measurement. The Company was in compliance with all covenants under the Credit Facility as of June 30, 2023.
For the three months ended June 30, 2023 and June 30, 2022, the blended all-in interest rate on the Credit Facility was 4.40% and 4.23%, respectively.
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

	Three Months Ended June 30,		Six Months Ended June 30,
In millions, except per share amounts	2023	2022	2023	2022
Net income (loss) attributable to common stockholders	$17	$(4)	$57	$32
Weighted average outstanding shares of common stock	101.0	103.5	101.2	104.2
Dilutive effect of employee stock options, restricted stock and other stock awards	1.9	—	2.1	2.9
Common stock and common stock equivalents	102.9	103.5	103.3	107.1
Net income (loss) per share:
Basic	$0.17	$(0.04)	$0.56	$0.31
Diluted	$0.17	$(0.04)	$0.55	$0.30
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

Options to purchase 0.1 million shares for the six months ended June 30, 2023 and 0.4 million shares in each of the three and six months ended June 30, 2022 were not included in the computation of diluted earnings per share because the exercise prices of these options were greater than the average market price of the common shares for the period, and therefore would have been anti-dilutive. There were no anti-dilutive options excluded for the three months ended June 30, 2023.

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
The following table presents segment revenue and segment gross profit for the Company:

	Three Months Ended June 30,		Six Months Ended June 30,
In millions	2023	2022	2023	2022
Segment revenue
Americas	$268	$249	$560	$539
EMEA	118	103	235	232
APJ	76	78	143	155
Total revenue	462	430	938	926
Segment gross profit
Americas	164	153	357	342
EMEA	73	63	147	141
APJ	43	47	82	92
Total segment gross profit	280	263	586	575
Stock-based compensation costs	4	4	8	9
Acquisition, integration, reorganization and transformation-related costs	—	1	—	7
Total gross profit	276	258	578	559
Selling, general and administrative expenses	167	163	320	320
Research and development expenses	76	81	146	157
Income from operations	$33	$14	$112	$82

13. Subsequent Events
On July 25, 2023, Teradata announced that it had acquired Stemma Technologies (“Stemma”), a cloud-native, fully managed, AI-enhanced data catalog solution, designed to help users discover, trust, and use their data and metadata more effectively. This acquisition was immaterial to Teradata's Condensed Consolidated Financial Statements (Unaudited).
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations ("MD&A").
You should read the following discussion in conjunction with the Condensed Consolidated Financial Statements (Unaudited) and the notes to those statements included elsewhere in this Quarterly Report on Form 10-Q. This Quarterly Report on Form 10-Q contains certain statements that are forward-looking within the meaning of the Private Securities Litigation Reform Act of 1995. Certain statements contained in the MD&A are forward-looking statements that involve risks and uncertainties. The forward-looking statements are not historical facts, but rather are based on current expectations, estimates, assumptions and projections about our industry, business and future financial results. Our actual results could differ materially from the results contemplated by these forward-looking statements due to a number of factors, including those discussed in other sections of this Quarterly Report on Form 10-Q and in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022 (the "2022 Annual Report"). The Company does not undertake any obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law.

Overview
Teradata Corporation ("we," "us," "Teradata," or the "Company") is the leading connected multi-cloud data platform for enterprise analytics, focused on helping companies leverage all their data across an enterprise, at scale. In doing so, we help companies to find answers to their toughest business challenges. All of our efforts are in support of our purpose of transforming how businesses work and people live through the power of data. Our platform is composed of our data platform – Teradata Vantage – which is designed to run across public cloud, private cloud and on-premises environments. This platform is supported by business consulting and support services that enable customers to extract insights from across a company’s entire data and analytics ecosystem.
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

Second Quarter Financial Overview

As more fully discussed in later sections of this MD&A, the following were significant financial items for the second quarter of 2023:
•At the end of the second quarter of 2023, ARR was $1.523 billion compared to $1.390 billion in the second quarter of 2022, increasing 10% as compared to the second quarter of 2022, including a 1% positive impact from foreign currency translation.
•At the end of second quarter of 2023, Public Cloud ARR was $414 million compared to $234 million in the second quarter of 2022, increasing 77% as compared to the second quarter of 2022, including a 1% positive impact from foreign currency fluctuations.
•Total revenue was $462 million for the second quarter of 2023, a 7% increase compared to the second quarter of 2022, with an underlying 8% increase in recurring revenue. Perpetual software licenses, hardware and other revenue increased 63%, and consulting services revenue increased 1%. Foreign currency fluctuations had a 3% adverse impact on total revenue for the quarter compared to the prior year.
•Gross margin decreased to 59.7% in the second quarter of 2023 from 60.0% in the second quarter of 2022, primarily due to the impact of adverse foreign currency fluctuations, offset in part by improving Public Cloud and on-premises recurring margin rates year-over-year.
•Operating expenses for the second quarter of 2023 were relatively flat compared to the second quarter of 2022, as slightly higher selling, general and administrative expenses were offset by lower research and development expenses in the second quarter of 2023.
•Operating income was $33 million in the second quarter of 2023, compared to $14 million in the second quarter of 2022.
•Net income in the second quarter of 2023 was $17 million, compared to a net loss of $4 million in the second quarter of 2022.
•Cloud Net Expansion Rate for the second quarter of 2023 was 121%, compared to 117% for the second quarter of 2022.

Results of Operations for the Three Months Ended June 30, 2023
Compared to the Three Months Ended June 30, 2022
Revenue

		% of		% of
In millions	2023	Revenue	2022	Revenue
Recurring	$371	80.3%	$345	80.2%
Perpetual software licenses, hardware and other	13	2.8%	8	1.9%
Consulting services	78	16.9%	77	17.9%
Total revenue	$462	100%	$430	100%
Total revenue increased $32 million, or 7%, in the second quarter of 2023, including a 3% negative impact from foreign currency fluctuations. Recurring revenue increased by 8%, including a 2% negative impact from foreign currency fluctuations. The recurring revenue increase was due primarily to multiple large expansion deals across various industry verticals. Revenues from perpetual software licenses, hardware and other increased 63%, or $5 million in the second quarter of 2023, primarily due to the timing of deals and a low prior year comparison. Consulting services revenue increased 1% in the second quarter of 2023, including a 4% adverse impact from foreign currency fluctuations, reflecting a consulting business that is stabilizing its revenue run-rate, as anticipated.
Financial and Performance Measures
Our ARR is composed of three main categories: (1) Public Cloud ARR, (2) ARR related to on-premises subscription-based contracts and private cloud ("Subscription ARR"), and (3) ARR related to our legacy perpetual maintenance and software upgrade rights. At June 30, our ARR consisted of:

In millions	2023	2022
Public Cloud	$414	$234
Subscription	876	833
Maintenance and Software upgrade rights	233	323
Total ARR	$1,523	$1,390

Cloud Net Expansion rate	121%	117%
At the end of the second quarter of 2023, total ARR increased 10% as compared to the second quarter of 2022, including a 1% positive impact from foreign currency fluctuations. At the end of second quarter of 2023, Public Cloud ARR increased 77% as compared to the second quarter of 2022, including a 1% positive impact from foreign currency fluctuations. Public Cloud ARR grew in all three geographic regions year-over-year. Public Cloud ARR growth in the second quarter of 2023 was driven by customer demand. This resulted in organic expansion activity from an increasing number of existing customers adding new, incremental workloads onto our platform, as well as expansions and migrations of customers that are new to the cloud with Teradata (i.e., migration from current on-premises Vantage platform). Many of these customers are adding incremental workloads onto our Vantage cloud platform while also maintaining hybrid environments on Teradata.
In the second quarter, we saw the following trends:
•Increasing number of existing cloud customers who are adding new, incremental workloads to the cloud.
•Customers expanding into additional cloud capabilities when they migrate to VantageCloud as compared to the capabilities they had in an on-premises environment.
•Existing on-premises customers are adding new, incremental cloud workloads when expanding into hybrid environments.
As a portion of the Company’s operations and revenue occur outside the United States, and in currencies other than the U.S. dollar, the Company is exposed to fluctuations in foreign currency exchange rates. Based on currency rates as of July 31, 2023, Teradata is estimating a 1.25%-to-1.75% negative impact from currency translation on our 2023 full-year total reported revenues.
Teradata re-affirms the following outlook for the full year 2023:
•Public cloud ARR is expected to increase in the range of 53% to 57% year-over-year.
•Total ARR is expected to increase in the range of 6% to 8% year-over-year.
•Total recurring revenue is expected to increase in the range of 4% to 7% year-over-year.
•Total revenue is expected to increase in the range of 1% to 4% year-over-year.

Gross Profit

		% of		% of
In millions	2023	Revenue	2022	Revenue
Recurring	$264	71.2%	$249	72.2%
Perpetual software licenses, hardware and other	1	7.7%	2	25.0%
Consulting services	11	14.1%	7	9.1%
Total gross profit	$276	59.7%	$258	60.0%
The decrease in recurring revenue gross profit as a percentage of revenue was primarily due to negative currency impact, as well as a higher mix of cloud revenues as compared to the prior-year period. Gross margin increased on a dollar basis due to both higher volumes and improving cloud and on-premises margin rates year-over-year.
The decrease in perpetual software licenses, hardware and other gross profit as a percentage of revenue was primarily driven by deal mix.
Consulting services gross profit as a percentage of revenue increased as compared to the prior year primarily due to cost discipline, the start of our consulting business stabilizing its revenue run-rate, and the continued strategic development of our partner ecosystem.
Operating Expenses

		% of		% of
In millions	2023	Revenue	2022	Revenue
Selling, general and administrative expenses	$167	36.1%	$163	37.9%
Research and development expenses	76	16.5%	81	18.8%
Total operating expenses	$243	52.6%	$244	56.7%
The selling, general and administrative expense ("SG&A") increase was primarily driven by higher direct selling expenses. Research and development ("R&D") expense decreased year over year due to continued cost discipline.
Other Expense, net

In millions	2023	2022
Interest income	$8	$3
Interest expense	(7)	(5)
Other	(10)	(12)
Other expense, net	$(9)	$(14)
Other expense, net in the second quarter of 2023 and 2022 is comprised primarily of interest expense on long-term debt and finance leases, losses resulting from foreign currency transactions, as well as benefit costs on our pension and postemployment plans, partially offset by interest income earned on our cash and cash equivalents. Other expense is lower in 2023 primarily due to decreased foreign currency losses of $2 million as compared to the prior period.
Provision for Income Taxes
Income tax provisions for interim periods are based on estimated annual income tax rates, adjusted to reflect the effects of any significant infrequent or unusual items which are required to be discretely recognized within the current interim period.
The effective tax rates for the three months ended June 30, 2023 and 2022 were as follows:

	2023	2022
Effective tax rate	29.2%	972.0%

For the three months ended June 30, 2023, the Company had no material discrete tax adjustments.

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
Effective on January 1, 2022, the U.S. tax law changed to require that R&D expenses be capitalized and amortized for tax purposes under Internal Revenue Code Section 174; as a result of this law change, we are currently forecasting approximately $2 million of tax expense related to GILTI in our marginal effective tax rate for 2023.
We expect that a majority of our foreign earnings will be repatriated to the U.S. As a result, the effective tax rates in the periods presented are largely based upon the forecasted pre-tax earnings mix between the U.S. and other foreign taxing jurisdictions where we conduct our business.
We estimate that the full-year effective tax rate for 2023 will be approximately 34%, which takes into consideration, among other things, the forecasted earnings mix by jurisdiction, the estimated impact to GILTI tax as a result of the requirement to capitalize R&D for tax purposes, and the estimated discrete items to be recognized in 2023. The forecasted tax rate is based on the foreign profits being taxed at an overall effective tax rate of approximately 25%, as compared to the U.S. federal statutory tax rate of 21%.

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
The following table presents segment revenue and segment gross profit for the Company for the three months ended June 30:

		% of		% of
In millions	2023	Revenue	2022	Revenue
Segment revenue
Americas	$268	58.0%	$249	57.9%
EMEA	118	25.5%	103	24.0%
APJ	76	16.5%	78	18.1%
Total segment revenue	$462	100%	$430	100.0%
Segment gross profit
Americas	$164	61.2%	$153	61.4%
EMEA	73	61.9%	63	61.2%
APJ	43	56.6%	47	60.3%
Total segment gross profit	$280	60.6%	$263	61.2%
Americas
Americas revenue increased 8% as compared to the prior year, including a 2% adverse impact from foreign currency fluctuations. The increase in revenues was due to an increase in recurring revenue of 7%, and a consulting revenue increase of 13% ($4 million), as compared to the prior year. Segment gross profit as a percentage of revenues was relatively flat as compared to the prior year period.
EMEA
EMEA revenue increased 15%, and was not significantly impacted by foreign currency fluctuations. The overall increase in EMEA revenue included an increase of 19% in recurring revenue, an increase of 67% ($2 million) in perpetual software licenses, hardware and other revenue, and a decrease of 4% ($1 million) in consulting revenue. Segment gross profit as a percentage of revenues was higher primarily due to a higher mix of recurring revenues in the period.
APJ
APJ revenue decreased 3%, including a 5% adverse impact from foreign currency fluctuations. Recurring revenue decreased by 5% ($3 million), perpetual software licenses, hardware and other revenue increased by 150% ($3 million), and consulting revenue decreased by 10% ($2 million). The decline in total revenue was primarily impacted by our strategic decision to wind-down direct operations in China. Segment gross profit as a percentage of revenues was lower primarily due to reduced revenues and a lower mix of recurring revenue in the period.

Results of Operations for the Six Months Ended June 30, 2023
Compared to the Six Months Ended June 30, 2022
Revenue

		% of		% of
In millions	2023	Revenue	2022	Revenue
Recurring	$760	81.0%	$731	78.9%
Perpetual software licenses, hardware and other	26	2.8%	34	3.7%
Consulting services	152	16.2%	161	17.4%
Total revenue	$938	100.0%	$926	100.0%
Total revenue increased $12 million, or 1%, in the first six months of 2023, and included a 4% adverse impact from foreign currency fluctuations. Total revenue was adversely impacted by the loss of the partial period of revenue recognized from the Company's Russia operations in 2022, prior to exiting that business late in the first quarter of 2022. Recurring revenue increased 4%, including 3% of negative impact from foreign currency fluctuations. The recurring revenue increase was due primarily to an increase in Public Cloud revenue from expansions and migrations. Recurring revenue also included a benefit from annual upfront software subscription revenue associated with on-premises subscription software of approximately 1% compared to the first six months of 2022.
Revenues from perpetual software licenses, hardware and other were down 24% in the first six months of 2023, including 6% of adverse impact from foreign currency fluctuations, as customers continue to transition to subscription-based offerings, consistent with our overall strategy.
Consulting services revenue decreased 6% in the first six months of 2023, including a 6% negative impact from foreign currency fluctuations. Our consulting business is starting to stabilize its revenue run-rate, following our strategic realignment to focus our consulting resources on higher-margin engagements, both direct engagement with customers and joint engagement with partners that drive increased software consumption within our targeted customer base. Consulting services revenue was also impacted by ceasing our operations in Russia.
Gross Profit

		% of		% of
In millions	2023	Revenue	2022	Revenue
Recurring	$555	73.0%	$530	72.5%
Perpetual software licenses, hardware and other	3	11.5%	10	29.4%
Consulting services	20	13.2%	19	11.8%
Total gross profit	$578	61.6%	$559	60.4%

The increase in recurring revenue gross profit as a percentage of revenue was primarily due to upfront revenue and an increase in expansions associated with on-premises subscription software renewals partially off-set by negative currency impact.
The decrease in perpetual software licenses, hardware and other gross profit as a percentage of revenue was primarily driven by deal mix and overall lower revenue volume as compared to the prior year.
Consulting services gross profit as a percentage of revenue increased as compared to the prior year primarily due to cost-reduction efforts in headcount-related and third-party costs. We continue to refocus our consulting organization on Vantage-oriented offerings and reduce our footprint in non-core consulting engagements.

Operating Expenses

		% of		% of
In millions	2023	Revenue	2022	Revenue
Selling, general and administrative expenses	$320	34.1%	$320	34.6%
Research and development expenses	146	15.6%	157	17.0%
Total operating expenses	$466	49.7%	$477	51.5%
SG&A expenses were relatively unchanged from the prior-year period.
R&D expenses decreased for the first six months of 2023 as compared to prior year, due to continued cost discipline.
Other Expense, net

In millions	2023	2022
Interest income	$15	$5
Interest expense	(14)	(11)
Other	(31)	(21)
Other expense, net	$(30)	$(27)
Other expense, net for the six months of 2023 and 2022 is comprised primarily of interest expense on long-term debt and finance leases, losses resulting from foreign currency transactions, and benefit costs associated with our pension and postemployment plans, partially offset by interest income earned on our cash and cash equivalents. Other expense is higher in 2023 primarily due to $10 million higher losses resulting from foreign currency transactions compared to the prior period.
Provision for Income Taxes
The effective tax rates for the six months ended June 30, 2023 and 2022 were as follows:

	2023	2022
Effective tax rate	30.5%	41.8%

For the six months ended June 30, 2023, the Company recorded $2 million of net discrete tax benefits, a majority of which related to the excess tax benefit derived from stock-based compensation vesting.
For the six months ended June 30, 2022, the Company recorded $1 million of net discrete tax benefits, a majority of which related to the excess tax benefit derived from $6 million of stock compensation vesting, offset by $5 million of discrete tax expense associated with valuation allowances against the current tax receivable and deferred tax receivable and deferred tax asset balance that is not expected to be realized as a result of the discontinuation of the Company's business in Russia in the first quarter of 2022.

Revenue and Gross Profit by Operating Segment
The following table presents segment revenue and segment gross profit for the Six Months Ended June 30,:

		% of		% of
In millions	2023	Revenue	2022	Revenue
Segment revenue
Americas	$560	59.7%	$539	58.2%
EMEA	235	25.1%	232	25.1%
APJ	143	15.2%	155	16.7%
Total segment revenue	$938	100.0%	$926	100.0%
Segment gross profit
Americas	$357	63.8%	$342	63.5%
EMEA	147	62.6%	141	60.8%
APJ	82	57.3%	92	59.4%
Total segment gross profit	$586	62.5%	$575	62.1%
Americas
Americas revenue was up 4% as compared to the prior year, and included 2% of negative impact from foreign currency fluctuations. Recurring revenue was up 5%, while perpetual software licenses, hardware and other revenue decreased 47% ($7 million). Perpetual software licenses, hardware and other was down primarily due to the timing of transactions in the period. Consulting revenue increased 5% ($3 million). Segment gross profit as a percentage of revenues was somewhat higher due to the gross profit associated with upfront revenue compared to the prior period.
EMEA
EMEA revenue increased 1%, which included a 6% adverse impact from foreign currency fluctuations. The overall increase in revenue included an increase of 7% in recurring revenue, a 13% decrease in consulting revenue and a 14% decrease in perpetual software licenses, hardware and other revenue. Overall revenue was impacted by the negative effects of foreign currency and ceasing operations in Russia. Segment gross profit as a percentage of revenues improved due to a higher mix of recurring revenue, offset in part by the negative impact of ceasing operations in Russia.
APJ
APJ revenue decreased 8%, which included a 7% adverse impact from foreign currency fluctuations. The overall decrease in revenue included a decrease in recurring revenue of 8% and a decrease in consulting revenue of 11%, offset in part by an increase in perpetual software licenses, hardware and other revenue of 20% ($1 million). Segment gross profit as a percentage of revenues was negatively impacted by reduced revenues, which include the wind-down of direct operations in China that started earlier this year.

Financial Condition, Liquidity and Capital Resources
Cash provided by operating activities was $158 million, which decreased by $98 million in the six months ended June 30, 2023 compared to the six months ended June 30, 2022. The decrease in cash provided by operating activities was primarily due to a $50 million tax refund received the first quarter of 2022 related to our Cares Act carryback claim and incremental cash taxes of $35 million in the second quarter of 2023. Teradata used approximately $23 million of cash in the first six months of 2023 for reorganizing and restructuring its operations and go-to-market functions to align to its strategy, as compared to $16 million in the first six months of 2022.
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
The table below shows net cash provided by operating activities and net cash used in investing activities related to capital expenditures, along with free cash flow, for the following periods:

	Six Months Ended June 30,
In millions	2023	2022
Net cash provided by operating activities	$158	$256
Less:
Expenditures for property and equipment	(6)	(3)
Additions to capitalized software	(1)	(1)
Free cash flow	$151	$252
Financing activities and certain other investing activities are not included in our calculation of free cash flow. There were no other material investing activities for the six months ended June 30, 2023 and 2022.
Teradata’s financing activities for the six months ended June 30, 2023 and 2022 primarily consisted of cash outflows for share repurchases and payments on our finance leases. At June 30, 2023, we had no outstanding borrowings on our $400 million Revolving Facility (as defined below).
We have two share repurchase programs that were authorized by our Board of Directors:
•The dilution offset share repurchase program allows us to repurchase Teradata common stock to the extent (i) cash is received from the exercise of stock options and (ii) employees' purchase Teradata stock pursuant to the Teradata Employee Stock Purchase Plan ("ESPP"). The purpose of the dilution offset share repurchase program is to offset dilution from shares issued pursuant to the exercise of stock options and shares purchased under the ESPP.
•Our open market share repurchase program provides for the repurchase of Teradata stock periodically on an ongoing basis in open market transactions, through 10b5-1 programs, through accelerated share repurchase programs, in privately negotiated transactions, or through the use of derivative instruments, in accordance with applicable securities rules regarding issuer repurchases. The open market share repurchase program will expire on December 31, 2025. On November 1, 2021, our Board of Directors authorized an additional $1 billion for share repurchases under the open market share repurchase program. There is a total authority of $689 million remaining under the open market share repurchase program as of June 30, 2023.

In the aggregate under the dilution offset share repurchase program and the open market share repurchase program, we repurchased approximately 3.9 million shares of common stock at an average price per share of $40.65 in the six months ended June 30, 2023.
Share repurchases are reported on a trade date basis. Our share repurchase activity depends on factors such as our working capital needs, our cash requirements for capital investments, our stock price, and economic and market conditions.
Other financing activities, including net share settlement for the payroll tax liability of section 16 officers (as discussed in Item 2. Unregistered Sales of Equity Securities and Use of Proceeds), offset by proceeds from the ESPP and the exercise of stock options, net of tax was a net outflow of $1 million for the six months ended June 30, 2023 and a net inflow of $1 million for the six months ended June 30, 2022. The ESPP proceeds are included in other financing activities, net in the Condensed Consolidated Statements of Cash Flows (Unaudited).
Our total cash and cash equivalents held outside the United States in various foreign subsidiaries was $370 million as of June 30, 2023 and $405 million as of December 31, 2022. The remaining balance held in the United States ("U.S.") was $134 million as of June 30, 2023 and $164 million as of December 31, 2022. The Company expects that a majority of its foreign earnings will be repatriated to the U.S. Effective January 1, 2018, the U.S. moved to a territorial system of international taxation, and as such will generally not subject future foreign earnings to U.S. taxation upon repatriation in future years.
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

Critical Accounting Policies and Estimates
Our financial statements are prepared in accordance with GAAP. In connection with the preparation of these financial statements, we are required to make assumptions, estimates and judgments that affect the reported amounts of assets, liabilities, revenues, expenses and the related disclosure of contingent liabilities. These assumptions, estimates and judgments are based on historical experience and assumptions that are believed to be reasonable at the time. However, because future events and their effects cannot be determined with certainty, the determination of estimates requires the exercise of judgment. Our critical accounting policies are those that require assumptions to be made about matters that are highly uncertain. Different estimates could have a material impact on our financial results. Judgments and uncertainties affecting the application of these policies and estimates may result in materially different amounts being reported under different conditions or circumstances. Our management periodically reviews these estimates and assumptions to ensure that our financial statements are presented fairly and are materially correct. We assessed certain accounting matters that generally require consideration of forecasted financial information in context with the information reasonably available to us as of June 30, 2023 and through the date of this report. The accounting matters assessed included, but were not limited to, our allowance for doubtful accounts, stock-based compensation, the carrying value of our goodwill and other long-lived assets, financial assets, valuation allowances for tax assets and revenue recognition.
In many cases, the accounting treatment of a particular transaction is specifically dictated by GAAP and does not require significant management judgment in its application. There are also areas in which management’s judgment in selecting among available alternatives would not produce a materially different result. The significant accounting policies and estimates that we believe are the most critical to aid in fully understanding and evaluating our reported financial results are discussed in the 2022 Annual Report. Teradata’s senior management has reviewed these critical accounting policies and related disclosures and determined that there were no significant changes in our critical accounting policies in the six months ended June 30, 2023.
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
Based on their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2023, our disclosure controls and procedures were effective to provide reasonable assurance that the information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.
Changes in Internal Control over Financial Reporting
There have been no changes in our internal control over financial reporting that occurred during the fiscal quarter ended June 30, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
Purchases of Company Common Stock
From time to time, the Company's Section 16 officers sell to the Company shares of the Company's common stock received upon vesting of restricted share units at the current market price to cover their withholding tax obligations. For the six months ended June 30, 2023, the total of these purchases was 398,597 shares at an average price of $40.31 per share.

The following table provides information relating to the Company’s share repurchase programs for the six months ended June 30, 2023:

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Dilution Offset Program (1)	Total Number of Shares Purchased as Part of Publicly Announced Open Market Share Repurchase Program (2)	Maximum Dollar Value that May Yet Be Purchased Under the Dilution Offset Program	Maximum Dollar Value that May Yet Be Purchased Under the Open Market Share Repurchase Program
Month
January 2023	578,953	$33.68	—	578,953	$94,032	$820,700,472
February 2023	651,185	$39.17	—	651,185	$219,974	$795,191,860
March 2023	1,091,968	$38.92	137,380	954,588	$1,072,676	$758,232,193
First Quarter Total	2,322,106	$37.69	137,380	2,184,726	$1,072,676	$758,232,193
April 2023	671,920	$39.93	—	671,920	$1,103,891	$731,404,630
May 2023	360,229	$43.12	—	360,229	$1,942,445	$715,872,872
June 2023	578,234	$51.88	56,144	522,090	$5,553,859	$688,873,071
Second Quarter Total	1,610,383	$44.93	56,144	1,554,239	$5,553,859	$688,873,071
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

Item 3. Defaults Upon Senior Securities.
None
Item 4. Mine Safety Disclosures.
None
Item 5. Other Information.
During the three months ended June 30, 2023, no director or officer of the Company adopted or terminated a "Rule 10b5-1 trading arrangement" or "non-Rule 10b5-1 trading arrangement," as each term is defined in Item 408(a) of Regulation S-K.

Item 6. Exhibits.

Exhibit Number per Item 601 of Regulation S-K	Description

3.1
Amended and Restated Certificate of Incorporation of Teradata Corporation as amended and restated on September 24, 2007 (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K dated September 25, 2007 (SEC file number 001-33458)).

3.2	Amended and Restated By-Laws of Teradata Corporation, as amended and restated on October 31, 2022 (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K dated November 1, 2022).

4.1	Common Stock Certificate of Teradata Corporation (incorporated by reference to Exhibit 4.1 to the Quarterly Report on Form 10-Q dated November 13, 2007 (SEC file number 001-33458)).

10.1	Teradata 2023 Stock Incentive Plan Incorporated herein by reference to Appendix A to Teradata Corporation’s 2023 Proxy Statement on Schedule 14A dated March 22, 2023 (SEC File No. 001-33458)

10.2	Form of Stock Option Agreement under the Teradata 2023 Stock Incentive Plan (Incorporated herein by reference to Exhibit 10.2 to the Current Report on Form 8-K dated May 12, 2023).

10.3
Form of Stock Option Agreement for Non-U.S. Employees under the Teradata 2023 Stock Incentive Plan (Incorporated herein by reference to Exhibit 10.3 to the Current Report on Form 8-K dated May 12, 2023).

10.4	Form of Restricted Share Unit Agreement under the Teradata 2023 Stock Incentive Plan (Incorporated herein by reference to Exhibit 10.4 to the Current Report on Form 8-K dated May 12, 2023).

10.5
Form of Restricted Share Unit Agreement for Non-U.S. Employees under the Teradata 2023 Stock Incentive Plan (Incorporated herein by reference to Exhibit 10.5 to the Current Report on Form 8-K dated May 12, 2023).

10.6
Form of Performance-Based Restricted Share Unit Agreement under the Teradata 2023 Stock Incentive Plan (Incorporated herein by reference to Exhibit 10.6 to the Current Report on Form 8-K dated May 12, 2023).

10.7	Form of Director Restricted Share Unit Grant Statement (Incorporated herein by reference to Exhibit 10.7 to the Current Report on Form 8-K dated May 12, 2023).

10.8
Teradata Employee Stock Purchase Plan (Amended and Restated on February 24, 2023) Incorporated herein by reference to Appendix B to Teradata Corporation’s 2023 Proxy Statement on Schedule 14A dated March 22, 2023 (SEC File No. 001-33458).

31.1	Certification pursuant to Rule 13a-14(a), dated August 8, 2023.

31.2	Certification pursuant to Rule 13a-14(a), dated August 8, 2023.

32	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated August 8, 2023.

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TERADATA CORPORATION

Date: August 8, 2023	By:	/s/ Claire Bramley
Claire Bramley Chief Financial Officer