Form 10-Q
period 2023-09-30
TERADATA CORP /DE/
filed 2023-11-07
CIK 816761

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2023
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐  No  ☒
At October 31, 2023, the registrant had approximately 97.8 million shares of common stock outstanding.

PART I—FINANCIAL INFORMATION

Part 1—FINANCIAL INFORMATION
A

Item 1.	Financial Statements.
Teradata Corporation
Condensed Consolidated Statements of Income (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
In millions, except per share amounts	2023	2022	2023	2022
Revenue
Subscription software licenses	$66	$59	$240	$217
Services and other	294	272	880	845
Total recurring	360	331	1,120	1,062
Perpetual software licenses, hardware and other	7	14	33	48
Consulting services	71	72	223	233
Total revenue	438	417	1,376	1,343
Cost of revenue
Subscription software licenses	5	5	16	17
Services and other	100	87	294	276
Total recurring	105	92	310	293
Perpetual software licenses, hardware and other	7	10	30	34
Consulting services	67	56	199	198
Total cost of revenue	179	158	539	525
Gross profit	259	259	837	818
Operating expenses
Selling, general and administrative expenses	156	155	476	475
Research and development expenses	76	79	222	236
Total operating expenses	232	234	698	711
Income from operations	27	25	139	107
Other expense, net
Interest expense	(8)	(6)	(22)	(17)
Interest income	7	4	22	9
Other expense	(13)	(13)	(44)	(34)
Total other expense, net	(14)	(15)	(44)	(42)
Income before income taxes	13	10	95	65
Income tax expense	1	2	26	25
Net income	$12	$8	$69	$40
Net income per common share
Basic	$0.12	$0.08	$0.69	$0.39
Diluted	$0.12	$0.08	$0.67	$0.38
Weighted average common shares outstanding
Basic	99.2	102.7	100.5	103.7
Diluted	102.0	104.7	102.8	106.4
See Notes to Condensed Consolidated Financial Statements (Unaudited).

Teradata Corporation
Condensed Consolidated Statements of Comprehensive Income (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
In millions	2023	2022	2023	2022
Net income	$12	$8	$69	$40
Other comprehensive income (loss):
Foreign currency translation adjustments	(17)	(23)	(17)	(48)
Unrealized gain on cross-currency net investment hedge, before tax	3	9	—	8
Unrealized gain on cross-currency net investment hedge, tax portion	—	(2)	—	(2)
Total currency translation adjustments	(14)	(16)	(17)	(42)
Derivatives:
Unrealized gain on derivatives, before tax	4	21	7	26
Unrealized gain on derivatives, tax portion	—	(5)	(1)	(6)
Unrealized gain on derivatives, net of tax	4	16	6	20
Defined benefit plans:
Defined benefit plan adjustment, before tax	2	2	6	7
Defined benefit plan adjustment, tax portion	(1)	—	(2)	(2)
Defined benefit plan adjustment, net of tax	1	2	4	5
Other comprehensive (loss) income	(9)	2	(7)	(17)
Comprehensive income	$3	$10	$62	$23
See Notes to Condensed Consolidated Financial Statements (Unaudited).

Teradata Corporation
Condensed Consolidated Balance Sheets (Unaudited)

In millions, except per share amounts	September 30, 2023	December 31, 2022
Assets
Current assets
Cash and cash equivalents	$348	$569
Accounts receivable, net	286	364
Inventories	8	8
Other current assets	96	87
Total current assets	738	1,028
Property and equipment, net	249	244
Right of use assets - operating lease, net	10	13
Goodwill	396	390
Capitalized contract costs, net	72	92
Deferred income taxes	200	213
Other assets	75	42
Total assets	$1,740	$2,022
Liabilities and stockholders’ equity
Current liabilities
Current portion of long-term debt	$12	$—
Current portion of finance lease liability	69	67
Current portion of operating lease liability	6	8
Accounts payable	106	94
Payroll and benefits liabilities	120	137
Deferred revenue	477	589
Other current liabilities	95	112
Total current liabilities	885	1,007
Long-term debt	486	498
Finance lease liability	70	54
Operating lease liability	7	10
Pension and other postemployment plan liabilities	91	101
Long-term deferred revenue	16	8
Deferred tax liabilities	6	7
Other liabilities	57	79
Total liabilities	1,618	1,764
Commitments and contingencies (Note 8)
Stockholders’ equity
Preferred stock: par value $0.01 per share, 100.0 shares authorized, no shares issued and outstanding at September 30, 2023 and December 31, 2022, respectively	—	—
Common stock: par value $0.01 per share, 500.0 shares authorized, 97.9 and 101.1 shares issued at September 30, 2023 and December 31, 2022, respectively	1	1
Paid-in capital	2,044	1,941
Accumulated deficit	(1,797)	(1,565)
Accumulated other comprehensive loss	(126)	(119)
Total stockholders’ equity	122	258
Total liabilities and stockholders’ equity	$1,740	$2,022
See Notes to Condensed Consolidated Financial Statements (Unaudited).

Teradata Corporation
Condensed Consolidated Statements of Cash Flows (Unaudited)

	Nine Months Ended September 30,
In millions	2023	2022
Operating activities
Net income	$69	$40
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	86	101
Stock-based compensation expense	96	90
Deferred income taxes	1	(7)
Changes in assets and liabilities:
Receivables	78	83
Inventories	—	13
Current payables and accrued expenses	(9)	(22)
Deferred revenue	(104)	(103)
Other assets and liabilities	(18)	95
Net cash provided by operating activities	199	290
Investing activities
Expenditures for property and equipment	(11)	(6)
Additions to capitalized software	(1)	(1)
Business acquisitions and other investing activities, net	(16)	—
Net cash used in investing activities	(28)	(7)
Financing activities
Repurchases of common stock	(301)	(346)
Proceeds from long-term borrowings	—	500
Repayments of long-term borrowings	—	(413)
Payments of finance leases	(62)	(67)
Other financing activities, net	6	6
Net cash used in financing activities	(357)	(320)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(36)	(49)
Decrease in cash, cash equivalents and restricted cash	(222)	(86)
Cash, cash equivalents and restricted cash at beginning of period	571	595
Cash, cash equivalents and restricted cash at end of period	$349	$509

Supplemental cash flow disclosure:
Assets acquired under operating lease	$6	$3
Assets acquired under finance lease	$80	$47
Reconciliation of cash, cash equivalents and restricted cash to the Condensed Consolidated Balance Sheets:

	September 30, 2023	December 31, 2022
Cash and cash equivalents	$348	$569
Restricted cash	1	2
Total cash, cash equivalents and restricted cash	$349	$571

See Notes to Condensed Consolidated Financial Statements (Unaudited).

Teradata Corporation
Condensed Consolidated Statements of Changes in Stockholders’ Equity (Unaudited)

	Common Stock		Paid-in	Accumulated	Accumulated Other Comprehensive
In millions	Shares	Amount	Capital	Deficit	Loss	Total
December 31, 2022	101	$1	$1,941	$(1,565)	$(119)	$258
Net income	—	—	—	40	—	40
Employee stock compensation, employee stock purchase programs and option exercises, net of tax	3	—	21	—	—	21
Repurchases of common stock, retired	(2)	—	—	(88)	—	(88)
Pension and postemployment benefit plans, net of tax	—	—	—	—	2	2
Unrealized loss on derivatives, net of tax	—	—	—	—	(5)	(5)
Currency translation adjustment	—	—	—	—	2	2
March 31, 2023	102	$1	$1,962	$(1,613)	$(120)	$230
Net income	—	—	—	17	—	17
Employee stock compensation, employee stock purchase programs and option exercises, net of tax	—	—	40	—	—	40
Repurchases of common stock, retired	(2)	—	—	(72)	—	(72)
Pension and postemployment benefit plans, net of tax	—	—	—	—	1	1
Unrealized gain on derivatives, net of tax	—	—	—	—	7	7
Currency translation adjustment	—	—	—	—	(5)	(5)
June 30, 2023	100	$1	$2,002	$(1,668)	$(117)	$218
Net income	—	—	—	12	—	12
Employee stock compensation, employee stock purchase programs and option exercises, net of tax	—	—	42	—	—	42
Repurchases of common stock, retired	(2)	—	—	(141)	—	(141)
Pension and postemployment benefit plans, net of tax	—	—	—	—	1	1
Unrealized gain on derivatives, net of tax	—	—	—	—	4	4
Currency translation adjustment	—	—	—	—	(14)	(14)
September 30, 2023	98	$1	$2,044	$(1,797)	$(126)	$122

	Common Stock		Paid-in	Accumulated	Accumulated Other Comprehensive
In millions	Shares	Amount	Capital	Deficit	Loss	Total
December 31, 2021	107	$1	$1,808	$(1,211)	$(138)	$460
Net income	—	—	—	36	—	36
Employee stock compensation, employee stock purchase programs and option exercises, net of tax	3	—	34	—	—	34
Repurchases of common stock, not yet settled	—	—	(50)	—	—	(50)
Repurchases of common stock, retired	(5)	—	—	(250)	—	(250)
Pension and postemployment benefit plans, net of tax	—	—	—	—	2	2
Unrealized gain on derivatives, net of tax	—	—	—	—	6	6
Currency translation adjustment	—	—	—	—	(1)	(1)
March 31, 2022	105	$1	$1,792	$(1,425)	$(131)	$237
Net loss	—	—	—	(4)	—	(4)
Employee stock compensation, employee stock purchase programs and option exercises, net of tax	—		32	—	—	32
Repurchases of common stock, settled	—	—	50	—	—	50
Repurchases of common stock, retired	(2)	—	—	(67)	—	(67)
Pension and postemployment benefit plans, net of tax	—	—	—	—	1	1
Unrealized loss on derivatives, net of tax	—	—	—	—	(2)	(2)
Currency translation adjustment	—	—	—	—	(25)	(25)
June 30, 2022	103	$1	$1,874	$(1,496)	$(157)	$222
Net income	—	—	—	8	—	8
Employee stock compensation, employee stock purchase programs and option exercises, net of tax	—	—	34	—	—	34
Repurchases of common stock, retired	(1)	—	—	(31)	—	(31)
Pension and postemployment benefit plans, net of tax	—	—	—	—	2	2
Unrealized gain on derivatives, net of tax	—	—	—	—	16	16
Currency translation adjustment	—	—	—	—	(16)	(16)
September 30, 2022	102	$1	$1,908	$(1,519)	$(155)	$235

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

3. Revenue from Contracts with Customers
Disaggregation of Revenue from Contracts with Customers
The following table presents a disaggregation of revenue:

	Three Months Ended September 30,		Nine Months Ended September 30,
in millions	2023	2022	2023	2022
Americas
Recurring	$231	$207	$717	$668
Perpetual software licenses, hardware and other	2	5	10	20
Consulting services	31	30	97	93
Total Americas	264	242	824	781
EMEA
Recurring	87	77	263	241
Perpetual software licenses, hardware and other	4	6	16	20
Consulting services	22	22	69	76
Total EMEA	113	105	348	337
APJ
Recurring	42	47	140	153
Perpetual software licenses, hardware and other	1	3	7	8
Consulting services	18	20	57	64
Total APJ	61	70	204	225
Total Revenue	$438	$417	$1,376	$1,343

Rental revenue, which is included in recurring revenue in the above table, was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
in millions	2023	2022	2023	2022
Rental revenue*	$56	$45	$163	$140
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

The following table provides information about receivables, contract assets and deferred revenue from contracts with customers:

	As of
in millions	September 30, 2023	December 31, 2022
Accounts receivable, net	$286	$364
Contract assets	$11	$7
Current deferred revenue	$477	$589
Long-term deferred revenue	$16	$8
Revenue recognized during the nine months ended September 30, 2023 from amounts included in deferred revenue at the beginning of the period was $401 million.
Transaction Price Allocated to Unsatisfied Obligations
The following table includes estimated revenue expected to be recognized in the future related to the Company's unsatisfied (or partially satisfied) obligations at September 30, 2023:

in millions	Total at September 30, 2023	Year 1	Year 2 and Thereafter
Remaining unsatisfied obligations	$2,394	$1,409	$985
The amounts above represent the price of firm orders for which work has not been performed or goods have not been delivered and exclude unexercised contract options outside the stated contractual term that do not represent material rights to the customer. Although the Company believes that the contract value in the above table is firm, approximately $1,140 million of the amount is under contracts that are subject to customer-only general cancellation for convenience terms that the Company is contractually obligated to perform unless the customer notifies us of cancellation. The Company expects to recognize revenue of approximately $503 million in the next year from contracts that are non-cancelable. The Company believes the inclusion of this information is important to understanding the obligations that the Company is contractually required to perform and provides useful information regarding remaining obligations related to these executed contracts.
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

in millions	December 31, 2022	Capitalized	Amortization	September 30, 2023
Capitalized contract costs	$92	$12	$(32)	$72

in millions	December 31, 2021	Capitalized	Amortization	September 30, 2022
Capitalized contract costs	$111	$23	$(46)	$88

5. Supplemental Financial Information

	As of
In millions	September 30, 2023	December 31, 2022
Inventories
Finished goods	$6	$5
Service parts	2	3
Total inventories	$8	$8

Deferred revenue
Deferred revenue, current	$477	$589
Long-term deferred revenue	16	8
Total deferred revenue	$493	$597

	Three Months Ended September 30,		Nine Months Ended September 30,
In millions	2023	2022	2023	2022
Other expense
Foreign currency losses	$8	$9	$33	$24
Other	5	4	11	10
Total Other expense	$13	$13	$44	$34
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

The effective tax rate is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
In millions	2023	2022	2023	2022
Effective tax rate	7.7%	20.0%	27.4%	38.5%

For the three months ended September 30, 2023, the Company recorded $4 million of net discrete tax benefits, a majority of which related to adjustments to the Company's accrual for unrecognized tax benefits in accordance with FIN 48 for the lapse of statute of limitations.
For the nine months ended September 30, 2023, the Company recorded $6 million of net discrete tax benefits, $3 million of which related to adjustments to the Company's accrual for unrecognized tax benefits in accordance with FIN 48 and $3 million related to the excess tax benefit derived from stock-based compensation vesting.
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
The Company estimates its annual effective tax rate for 2023 to be approximately 40.0%, which takes into consideration, among other things, the forecasted earnings mix by jurisdiction and the impact of discrete tax items to be recognized in 2023. Under U.S. tax law, U.S. shareholders are subject to a tax on global intangible low-taxed income ("GILTI") earned by certain foreign subsidiaries. The Company has elected to provide for the tax expense related to GILTI in the year in which the tax is incurred. Effective on January 1, 2022, the U.S. tax law changed and now requires R&D expenses to be capitalized and amortized for tax purposes under Internal Revenue Code Section 174. The Company is currently forecasting approximately $2 million of tax expense related to GILTI in our marginal effective tax rate for 2023.
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
In June 2022, Teradata refinanced its long-term debt and its associated interest rate swap ("Prior Interest Rate Swap"), which were due to mature in June 2023. As a result, Teradata terminated its five-year London Interbank Offered Rate ("Libor") interest rate swap that had a $500 million initial notional amount to hedge the floating interest rate of its Libor term loan. On June 28, 2022, Teradata executed a five-year Secured Overnight Financing Rate ("SOFR") interest rate swap, to fix the interest rate on approximately 90% of the principal balance of the $500 million term loan, with an initial notional amount of $450 million. The Company uses interest rate swaps to manage interest rate risks on future interest payments caused by interest rate changes on its variable rate term loan. The notional amount of the hedge steps down according to the amortization schedule of the term loan. The notional amount of the hedge was $450 million as of September 30, 2023.
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
The following table identifies the contract notional amount of the Company’s derivative financial instruments:

	As of
In millions	September 30, 2023	December 31, 2022
Contract notional amount of foreign exchange forward contracts	$73	$46
Net contract notional amount of foreign exchange forward contracts	$17	$7
Contract notional amount of foreign currency exchange (net investment hedge)	$150	$150
Contract notional amount of interest rate swap	$450	$450
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

On June 19, 2018, the Company and certain of its subsidiaries filed a lawsuit (the "TD-SAP 1" suit) in the U.S. District Court for the Northern District of California against SAP SE, SAP America, Inc., and SAP Labs, LLC (collectively, "SAP"). In the TD-SAP 1 lawsuit, the Company alleged, among other things, that SAP misappropriated certain of the Company’s trade secrets within the Company’s enterprise data analytics and warehousing products and used such trade secrets to help develop, improve, introduce, and sell one or more competing products. The Company further alleged that SAP employed anticompetitive practices using its substantial market position in the enterprise resource planning applications market to pressure the Company’s customers and prospective customers to use one or more of SAP's competing products and reduce or eliminate customers' and prospective customers' use of the Company's offerings. The Company sought an injunction barring SAP’s alleged conduct, monetary damages, and other available legal and equitable relief. In July 2019, SAP filed patent infringement counterclaims against the Company based on five of SAP’s U.S. patents. On August 31, 2020, the Company filed a second lawsuit against SAP (the "TD-SAP 2" suit) in the U.S. District Court for the Northern District of California, in which the Company alleged infringement by SAP of four of the Company's U.S. patents. On February 16, 2021, SAP filed additional patent infringement counterclaims against the Company in response. On the same day, SAP also filed a lawsuit in Germany (the "TD-SAP 3" suit) for infringement of a single German patent. In November 2021, the district court dismissed the Company’s antitrust claims and most of its trade secret claims in the TD-SAP 1 suit. In December 2021, the Company appealed that decision to the U.S. Court of Appeals for the Federal Circuit in Washington, D.C. and the Court held a hearing on that appeal on June 8, 2023. On August 1, 2023, the Federal Circuit transferred the appeal to the Ninth Circuit Court of Appeals, and the parties anticipate the appeal will be heard there in the first quarter of 2024. In the meantime, the Company and SAP have entered into a partial settlement agreement that has resulted in full dismissal of all claims and counterclaims in the TD-SAP 2 suit in California and the TD-SAP 3 suit in Germany as well as a stay of all claims and counterclaims remaining in the TD-SAP 1 suit pending resolution of the Company’s appeal. Currently, it is not possible to determine the likelihood of a loss or a reasonably estimated range of loss, if any, pertaining to any of SAP’s remaining patent counterclaims in the TD-SAP 1 lawsuit.

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
Concentrations of Risk. The Company is potentially subject to concentrations of credit risk on accounts receivable and financial instruments such as hedging instruments, and cash and cash equivalents. Credit risk includes the risk of nonperformance by counterparties. The maximum potential loss may exceed the amount recognized on the balance sheet. Exposure to credit risk is managed through credit approvals, credit limits, selecting major international financial institutions (as counterparties to hedging transactions) and monitoring procedures. Teradata’s business often involves large transactions with customers, and if one or more of those customers were to default in its obligations under applicable contractual arrangements, the Company could be exposed to potentially significant losses. However, management believes that the reserves for potential losses were adequate at September 30, 2023 and December 31, 2022.
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
When deemed appropriate, the Company minimizes its exposure to changes in foreign currency exchange rates through the use of derivative financial instruments, specifically, foreign exchange forward contracts. Additionally, in June 2022, Teradata executed a five-year interest rate swap with a $450 million initial notional amount in order to hedge the variable interest rate on its term loan and a four-year cross-currency swap with initial notional amounts of €143 million/$150 million, as a net investment hedge to hedge the Euro currency exposure of our net investment in certain foreign subsidiaries. The fair value of these contracts and swaps are measured at the end of each interim reporting period using observable inputs other than quoted prices, specifically market spot and forward exchange rates. As such, these derivative instruments are classified within Level 2 of the valuation hierarchy. Fair value of unrealized gains for open contracts are recorded in other assets and the fair value of unrealized losses are recorded in other liabilities in the Company's balance sheet. The fair value of foreign exchange forward contract assets and liabilities at September 30, 2023 and December 31, 2022 was not material. Realized gains and losses from the Company’s fair value and net investment hedges net of corresponding gains or losses on the underlying exposures were immaterial for the three and nine months ended September 30, 2023 and 2022.
The Company’s other assets and liabilities measured at fair value on a recurring basis and subject to fair value disclosure requirements at September 30, 2023 and December 31, 2022 were as follows:

		Fair Value Measurements at Reporting Date Using
In millions	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Money market funds at September 30, 2023	$54	$54	$—	$—
Money market funds at December 31, 2022	$211	$211	$—	$—

Interest rate swap at September 30, 2023	$20	$—	$20	$—
Interest rate swap at December 31, 2022	$13	$—	$13	$—

Liabilities
Foreign currency swap at September 30, 2023	$2	$—	$2	$—
Foreign currency swap at December 31, 2022	$1	$—	$1	$—
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
All outstanding borrowings pursuant to the Revolving Facility are due and payable on June 28, 2027, however, the maturity date of the Revolving Facility may be extended by agreement of the parties for up to two additional one-year periods. The Term Loan is payable in quarterly installments, which commence on June 30, 2024, with 1.25% of the initial principal amount due on each of the first twelve payment dates, with all remaining principal due on June 28, 2027. Under the terms of the Credit Facility, Teradata from time to time and subject to certain conditions may increase the lending commitments under the Credit Facility in an aggregate principal amount up to an additional $450 million, to the extent that existing or new lenders agree to provide such additional commitments. The outstanding principal amount of the Credit Facility bears interest at a floating rate based upon, at Teradata’s option, a negotiated base rate or an adjusted term SOFR rate, plus in each case, a margin based on the Company's leverage ratio. As disclosed in Note 7, in June 2022, Teradata entered into an interest rate swap to hedge approximately 90% (or $450 million as of September 30, 2023) of the floating interest rate of the total $500 million Term Loan and a cross currency swap to hedge a portion of Euro currency exposure of its net investment in certain foreign subsidiaries.
The Credit Facility is unsecured but is guaranteed by certain of Teradata’s material domestic subsidiaries and contains certain customary representations and warranties, default provisions, and affirmative and negative covenants, including, among others, covenants regarding the maintenance of a leverage ratio and covenants relating to financial reporting, compliance with laws, subsidiary indebtedness, liens, sale and leaseback transactions, mergers and other fundamental changes, and entry into certain restrictive agreements. Most of the covenants are subject to materiality, thresholds, and exceptions. On September 21, 2023, the Credit Agreement was amended to establish key performance indicators with respect to certain environmental, social, and governance ("ESG") targets, pursuant to which certain positive or negative adjustments would be made to various fees and applicable margin based on Teradata’s performance against such ESG targets.
As of September 30, 2023, the Company had no borrowings outstanding under the Revolving Facility, leaving $400 million in borrowing capacity available under the Revolving Facility and the Term Loan principal outstanding was $500 million. The Term Loan is recognized on the Company's balance sheet at the unpaid principal balance, net of deferred issuance costs, and is not subject to fair value measurement. The Company was in compliance with all covenants under the Credit Facility as of September 30, 2023.
For the three months ended September 30, 2023 and September 30, 2022, the blended all-in interest rate on the Credit Facility was 4.45% and 3.98%, respectively.
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

	Three Months Ended September 30,		Nine Months Ended September 30,
In millions, except per share amounts	2023	2022	2023	2022
Net income attributable to common stockholders	$12	$8	$69	$40
Weighted average outstanding shares of common stock	99.2	102.7	100.5	103.7
Dilutive effect of employee stock options, restricted stock and other stock awards	2.8	2.0	2.3	2.7
Common stock and common stock equivalents	102.0	104.7	102.8	106.4
Net income per share:
Basic	$0.12	$0.08	$0.69	$0.39
Diluted	$0.12	$0.08	$0.67	$0.38
Options to purchase 0.1 million shares for the nine months ended September 30, 2023 and 0.4 million shares in each of the three and nine months ended September 30, 2022 were not included in the computation of diluted earnings per share because the exercise prices of these options were greater than the average market price of the common shares for the period, and therefore would have been anti-dilutive. There were no anti-dilutive options excluded for the three months ended September 30, 2023.

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

The following table presents segment revenue and segment gross profit for the Company:

	Three Months Ended September 30,		Nine Months Ended September 30,
In millions	2023	2022	2023	2022
Segment revenue
Americas	$264	$242	$824	$781
EMEA	113	105	348	337
APJ	61	70	204	225
Total revenue	438	417	1,376	1,343
Segment gross profit
Americas	164	151	521	493
EMEA	67	66	214	207
APJ	33	44	115	136
Total segment gross profit	264	261	850	836
Stock-based compensation costs	4	3	12	12
Acquisition, integration, reorganization and transformation-related costs	1	(1)	1	6
Total gross profit	259	259	837	818
Selling, general and administrative expenses	156	155	476	475
Research and development expenses	76	79	222	236
Income from operations	$27	$25	$139	$107

13. Subsequent Events
Argentina Blue Chip Swap Transaction

The Central Bank of Argentina maintains currency controls that limit our ability to access U.S. dollars in Argentina and remit cash from our Argentine operations. There is a foreign exchange mechanism known as Blue Chip Swaps, which effectively results in a parallel U.S. dollar exchange rate. This parallel rate, which cannot be used as the basis to remeasure our net monetary assets in U.S. dollars under U.S. GAAP, was approximately 168% higher than Argentina’s official exchange rate at September 30, 2023. During October of 2023, we began entering into Blue Chip Swap transactions in order to remit cash from our Argentine operations that will result in a pre-tax loss on investment of $13 million during the fourth quarter of 2023.
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

Overview
At Teradata Corporation ("we," "us," "Teradata," or the "Company"), we believe that people thrive when empowered with better information. That's why we built our comprehensive cloud analytics and data platform, including for Artificial Intelligence ("AI"). By delivering harmonized data, trusted AI, and faster innovation, we believe that we uplift and empower our customers - and our customers' customers - to make better, more confident decisions. Teradata's platforms are designed to improve business performance, enrich customer experiences, and fully integrate data across the enterprise. We believe that we drive positive impact for hundreds of millions of people every day around the world with faster, flexible data integration and trusted, cost-effective AI innovation.
Across the company, we are executing to advance in our transformation as a leading cloud analytics and data platform. We experienced an increase in customer demand in the third quarter of 2023 as enterprises continue to use our industry-recognized platform to drive business-critical insights, accelerate value realization, and enable their use of AI and machine learning ("ML"). Our cloud native Teradata VantageCloud Lake, with its data management capability and workload efficiency, and ClearScape AnalyticsTM, our analytics capabilities in VantageCloud, are designed to deliver harmonized data, trusted AI/ML, and faster innovation to facilitate better decision-making. In the third quarter of 2023, we believe that several innovations and transactions occurred that position Teradata to lead in trusted AI enablement, including:

•Teradata VantageCloud Lake on Microsoft Azure. Now, our cloud native architecture is available on both AWS and Azure globally and is designed to offer the enterprise scale our customers need, including end-to-end support for AI and ML.

•We acquired Stemma Technologies which provided data catalog capabilities that we expect will add AI-enhanced data search and exploration to our platform.

•Teradata ask.ai, our new gen AI capability for VantageCloud Lake that was released for use by select customers in private preview.

•Teradata included new ModelOps capabilities in ClearScape Analytics, which is intended to bring no-code capabilities to enable customers to quickly scale AI and advanced analytics with enterprise governance.
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

Third Quarter Financial Overview

As more fully discussed in later sections of this MD&A, the following were significant financial items for the third quarter of 2023:
•At the end of the third quarter of 2023, ARR was $1.524 billion compared to $1.374 billion in the third quarter of 2022, increasing 11% as compared to the third quarter of 2022, including a 2% positive impact from foreign currency translation.
•At the end of third quarter of 2023, Public Cloud ARR was $454 million compared to $279 million in the third quarter of 2022, increasing 63% as compared to the third quarter of 2022, including a 2% positive impact from foreign currency fluctuations.
•Total revenue was $438 million for the third quarter of 2023, a 5% increase compared to the third quarter of 2022, with a 9% increase in recurring revenue. Perpetual software licenses, hardware and other revenue decreased 50%, and consulting services revenue decreased 1%. Foreign currency fluctuations had a 1% adverse impact on total revenue for the quarter compared to the prior year.
•Gross margin decreased to 59.1% in the third quarter of 2023 from 62.1% in the third quarter of 2022, primarily due to lower consulting margins, as well as revenue mix with a higher percentage of Public Cloud revenue, offset in part by improving margin rates of Public Cloud revenue as compared to the third quarter of 2022.
•Operating expenses for the third quarter of 2023 were relatively flat compared to the third quarter of 2022, as slightly lower research and development expenses were partially offset by higher selling, general and administrative expenses in the third quarter of 2023.
•Operating income was $27 million in the third quarter of 2023, compared to $25 million in the third quarter of 2022.
•Net income in the third quarter of 2023 was $12 million, compared to $8 million in the third quarter of 2022.
•Cloud Net Expansion Rate for the third quarter of 2023 was 123%, compared to 117% for the third quarter of 2022.

Results of Operations for the Three Months Ended September 30, 2023
Compared to the Three Months Ended September 30, 2022
Revenue

		% of		% of
In millions	2023	Revenue	2022	Revenue
Recurring	$360	82.2%	$331	79.3%
Perpetual software licenses, hardware and other	7	1.6%	14	3.4%
Consulting services	71	16.2%	72	17.3%
Total revenue	$438	100%	$417	100%
Total revenue increased $21 million, or 5%, in the third quarter of 2023, including a 1% negative impact from foreign currency fluctuations. Recurring revenue increased by 9%, including a 1% negative impact from foreign currency fluctuations. The recurring revenue increase was due primarily to Public Cloud revenue growth across all three operating regions and various industry verticals. Revenues from perpetual software licenses, hardware and other decreased 50%, or $7 million in the third quarter of 2023, primarily due to the timing of deals and a low overall volume from this revenue category, as aligned with our strategic shift towards recurring revenue. Consulting services revenue decreased 1% in the third quarter of 2023, reflecting a consulting business that is stabilizing its revenue run-rate, as anticipated.
Financial and Performance Measures
Our ARR is composed of three main categories: (1) Public Cloud ARR, (2) ARR related to on-premises subscription-based contracts and private cloud ("Subscription ARR"), and (3) ARR related to our legacy perpetual maintenance and software upgrade rights. At September 30, our ARR consisted of:

In millions	2023	2022
Public Cloud	$454	$279
Subscription	872	802
Maintenance and Software upgrade rights	198	293
Total ARR	$1,524	$1,374

Cloud Net Expansion rate	123%	117%
At the end of the third quarter of 2023, total ARR increased 11% as compared to the third quarter of 2022, including a 2% positive impact from foreign currency fluctuations. At the end of the third quarter of 2023, Public Cloud ARR increased 63% as compared to the third quarter of 2022, including a 2% positive impact from foreign currency fluctuations. Public Cloud ARR grew in all three geographic regions year-over-year. Public Cloud ARR growth in the third quarter of 2023 was driven by greater market awareness and customer demand.
In the third quarter, we experienced the following continuing trends:
•Increasing number of existing cloud customers who are adding new, incremental workloads to the cloud.
•Customers expanding into additional cloud capabilities when they migrate to VantageCloud as compared to the capabilities they had in an on-premises environment.
•Existing on-premises customers are adding new, incremental cloud workloads when expanding into hybrid environments.
As a portion of the Company’s operations and revenue occur outside the United States, and in currencies other than the U.S. dollar, the Company is exposed to fluctuations in foreign currency exchange rates. Based on currency rates as of October 31, 2023, Teradata is now estimating a 2.0%-to-2.5% negative impact from currency translation on our 2023 full-year total reported revenues, reflecting an incremental unplanned negative currency impact as compared to expectations from currency rates as of July 31, 2023.

Teradata re-affirms the following outlook for the full year 2023:
•Public cloud ARR is expected to increase in the range of 53% to 57% year-over-year.
•Total ARR is expected to increase in the range of 6% to 8% year-over-year.
•Total recurring revenue is expected to increase in the range of 4% to 7% year-over-year.
•Total revenue is expected to increase in the range of 1% to 4% year-over-year.

Gross Profit

		% of		% of
In millions	2023	Revenue	2022	Revenue
Recurring	$255	70.8%	$239	72.2%
Perpetual software licenses, hardware and other	—	—%	4	28.6%
Consulting services	4	5.6%	16	22.2%
Total gross profit	$259	59.1%	$259	62.1%
The decrease in recurring revenue gross profit as a percentage of revenue was primarily due to a higher mix of cloud revenues versus on-premises revenue as compared to the prior-year period. Recurring revenue gross profit increased on a dollar basis due to both higher volumes and improving cloud gross profit rates year-over-year.
The decrease in perpetual software licenses, hardware and other gross profit as a percentage of revenue was primarily driven by deal mix and the timing of revenue.
Consulting services gross profit as a percentage of revenue decreased as compared to the prior year primarily due to headcount expenses and delayed project timelines.
Operating Expenses

		% of		% of
In millions	2023	Revenue	2022	Revenue
Selling, general and administrative expenses	$156	35.6%	$155	37.2%
Research and development expenses	76	17.4%	79	18.9%
Total operating expenses	$232	53.0%	$234	56.1%
Selling, general and administrative ("SG&A") expense was roughly flat year over year. Research and development ("R&D") expense decreased year over year due to continued cost discipline and lower outside services costs.
Other Expense, net

In millions	2023	2022
Interest income	$7	$4
Interest expense	(8)	(6)
Other	(13)	(13)
Other expense, net	$(14)	$(15)
Other expense, net in the third quarter of 2023 and 2022 is comprised primarily of interest expense on long-term debt and finance leases, losses resulting from foreign currency transactions, as well as benefit costs on our pension and postemployment plans, partially offset by interest income earned on our cash and cash equivalents. Other expense is lower in 2023 primarily due to decreased foreign currency losses of $1 million as compared to the prior period.

As disclosed in Note 13 of Notes to Condensed Consolidated Financial Statements (Unaudited), during October of 2023, we began entering into Blue Chip Swap transactions in order to remit cash from our Argentine operations that will result in a pre-tax loss on investment of $13 million during the fourth quarter of 2023 that will be reported in "Other" expense in the fourth quarter of 2023.
Provision for Income Taxes
Income tax provisions for interim periods are based on estimated annual income tax rates, adjusted to reflect the effects of any significant infrequent or unusual items which are required to be discretely recognized within the current interim period.
The effective tax rates for the three months ended September 30, 2023 and 2022 were as follows:

	2023	2022
Effective tax rate	7.7%	20.0%

For the three months ended September 30, 2023, the Company recorded $4 million of net discrete tax benefit, a majority of which related to adjustments to the Company's accrual for unrecognized tax benefits in accordance with FIN 48 for the lapse of statute of limitations.
For the three months ended September 30, 2022, the Company had no material discrete tax adjustments.
Effective on January 1, 2022, the U.S. tax law changed to require that R&D expenses be capitalized and amortized for tax purposes under Internal Revenue Code Section 174. This requirement has an impact on global intangible low-taxed income ("GILTI") tax. We are currently forecasting approximately $2 million of tax expense related to GILTI in our marginal effective tax rate for 2023.
We expect that a majority of our foreign earnings will be repatriated to the U.S. As a result, the effective tax rates in the periods presented are largely based upon the forecasted pre-tax earnings mix between the U.S. and other foreign taxing jurisdictions where we conduct our business.

We estimate that the full-year effective tax rate for 2023 will be approximately 40%, which takes into consideration, among other things, the forecasted earnings mix by jurisdiction, the estimated impact to GILTI tax (including the requirement to capitalize R&D for tax purposes), and the estimated discrete items to be recognized in 2023. The forecasted tax rate is based on the foreign profits being taxed at an overall effective tax rate of approximately 30%, which includes the $8 million net tax impact related to the execution of the Blue Chip Swap in the fourth quarter of 2023 as disclosed in Note 13 of Notes to Condensed Consolidated Financial Statements (Unaudited), as compared to the U.S. federal statutory tax rate of 21%.

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
The following table presents segment revenue and segment gross profit for the Company for the three months ended September 30:

		% of		% of
In millions	2023	Revenue	2022	Revenue
Segment revenue
Americas	$264	60.3%	$242	58.0%
EMEA	113	25.8%	105	25.2%
APJ	61	13.9%	70	16.8%
Total segment revenue	$438	100%	$417	100%
Segment gross profit
Americas	$164	62.1%	$151	62.4%
EMEA	67	59.3%	66	62.9%
APJ	33	54.1%	44	62.9%
Total segment gross profit	$264	60.3%	$261	62.6%
Americas
Americas revenue increased 9% as compared to the prior year, including a 2% adverse impact from foreign currency fluctuations. The increase in revenues was due to an increase in recurring revenue of 12%, a consulting revenue increase of 3% ($1 million), partially offset by a 60% decrease ($3 million) in perpetual software licenses, hardware and other revenue, as compared to the prior year. Segment gross profit as a percentage of revenues was relatively flat as compared to the prior year period.
EMEA
EMEA revenue increased 8%, including a 5% favorable impact from foreign currency fluctuations. The overall increase in EMEA revenue included an increase of 13% in recurring revenue, partially off-set by a decrease of 33% ($2 million) in perpetual software licenses, hardware and other revenue. Consulting revenue was flat year over year. Segment gross profit as a percentage of revenues was lower primarily due to a decline in consulting gross profit rates, which were impacted by headcount expenses and delayed project timelines.
APJ
APJ revenue decreased 13%, including a 5% adverse impact from foreign currency fluctuations. Recurring revenue decreased by 11% ($5 million), perpetual software licenses, hardware and other revenue decreased by 67% ($2 million), and consulting revenue decreased by 10% ($2 million). The decline in total revenue was primarily impacted by our strategic decision to wind-down direct operations in China earlier this year. Segment gross profit as a percentage of revenues was lower primarily due to the reduced revenues in China as well as lower consulting gross profit rates.

Results of Operations for the Nine Months Ended September 30, 2023
Compared to the Nine Months Ended September 30, 2022
Revenue

		% of		% of
In millions	2023	Revenue	2022	Revenue
Recurring	$1,120	81.4%	$1,062	79.1%
Perpetual software licenses, hardware and other	33	2.4%	48	3.6%
Consulting services	223	16.2%	233	17.3%
Total revenue	$1,376	100%	$1,343	100%
Total revenue increased $33 million, or 2%, in the first nine months of 2023, and included a 3% adverse impact from foreign currency fluctuations. Total revenue was adversely impacted by the loss of the partial period of revenue recognized from the Company's Russia operations in 2022, prior to exiting that business late in the first quarter of 2022. Recurring revenue increased 5%, including 3% of negative impact from foreign currency fluctuations. The recurring revenue increase was due primarily to an increase in Public Cloud revenue from expansions and migrations. Recurring revenue also included a benefit from annual upfront software subscription revenue associated with on-premises subscription software of approximately 1% compared to the first nine months of 2022. The impact of recurring revenue recognized upfront is not expected to have a significant year-over-year impact on a full-year basis.
Revenues from perpetual software licenses, hardware and other were down 31% in the first nine months of 2023, including 4% of adverse impact from foreign currency fluctuations, as customers continue to transition to subscription-based offerings, consistent with our overall strategy.
Consulting services revenue decreased 4% in the first nine months of 2023, including a 3% negative impact from foreign currency fluctuations. Our consulting business is starting to stabilize its revenue run-rate, following our strategic realignment to focus our consulting resources on higher-margin engagements, both direct engagement with customers and joint engagement with partners that drive increased software consumption within our targeted customer base. Consulting services revenue was also impacted by ceasing our operations in China and Russia.
Gross Profit

		% of		% of
In millions	2023	Revenue	2022	Revenue
Recurring	$810	72.3%	$769	72.4%
Perpetual software licenses, hardware and other	3	9.1%	14	29.2%
Consulting services	24	10.8%	35	15.0%
Total gross profit	$837	60.8%	$818	60.9%

Recurring revenue gross profit as a percentage of revenue was relatively unchanged from the prior year, as the impact of a larger percentage of Public Cloud revenue was mostly offset by improvements in that Public Cloud margin rate.
The decrease in perpetual software licenses, hardware and other gross profit as a percentage of revenue was primarily driven by deal mix and overall lower revenue volume as compared to the prior year.
Consulting services gross profit as a percentage of revenue decreased as compared to the prior year primarily due to headcount expenses and delayed project timelines. We continue to refocus our consulting organization on Vantage-oriented offerings and reduce our footprint in non-core consulting engagements.

Operating Expenses

		% of		% of
In millions	2023	Revenue	2022	Revenue
Selling, general and administrative expenses	$476	34.6%	$475	35.4%
Research and development expenses	222	16.1%	236	17.6%
Total operating expenses	$698	50.7%	$711	52.9%
SG&A expenses were relatively unchanged from the prior-year period.
R&D expenses decreased for the first nine months of 2023 as compared to prior year, due to continued cost discipline and lower outside services costs.
Other Expense, net

In millions	2023	2022
Interest income	$22	$9
Interest expense	(22)	(17)
Other	(44)	(34)
Other expense, net	$(44)	$(42)
Other expense, net for the nine months of 2023 and 2022 is comprised primarily of interest expense on long-term debt and finance leases, losses resulting from foreign currency transactions, and benefit costs associated with our pension and postemployment plans, partially offset by interest income earned on our cash and cash equivalents. Other expense is higher in 2023 primarily due to $9 million higher losses resulting from foreign currency transactions compared to the prior period.
As disclosed in Note 13 of Notes to Condensed Consolidated Financial Statements (Unaudited), during October of 2023, we began entering into Blue Chip Swap transactions in order to remit cash from our Argentine operations that will result in a pre-tax loss on investment of $13 million during the fourth quarter of 2023 that will be reported in "Other" expense in the fourth quarter of 2023.
Provision for Income Taxes
The effective tax rates for the nine months ended September 30, 2023 and 2022 were as follows:

	2023	2022
Effective tax rate	27.4%	38.5%

For the nine months ended September 30, 2023, the Company recorded $6 million of net discrete tax benefits, $3 million of which related to adjustments to the Company's accrual for unrecognized tax benefits in accordance with FIN 48 for the lapse of statute of limitations and $3 million related to the excess tax benefit derived from stock-based compensation vesting.
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

Revenue and Gross Profit by Operating Segment
The following table presents segment revenue and segment gross profit for the Nine Months Ended September 30,:

		% of		% of
In millions	2023	Revenue	2022	Revenue
Segment revenue
Americas	$824	59.9%	$781	58.1%
EMEA	348	25.3%	337	25.1%
APJ	204	14.8%	225	16.8%
Total segment revenue	$1,376	100%	$1,343	100%
Segment gross profit
Americas	$521	63.2%	$493	63.1%
EMEA	214	61.5%	207	61.4%
APJ	115	56.4%	136	60.4%
Total segment gross profit	$850	61.8%	$836	62.2%
Americas
Americas revenue was up 6% as compared to the prior year, and included 1% of negative impact from foreign currency fluctuations. Recurring revenue was up 7%, while perpetual software licenses, hardware and other revenue decreased 50% ($10 million). Perpetual software licenses, hardware and other was down primarily due to the timing of transactions in the period, and the strategic shift towards recurring revenue. Consulting revenue increased 4% ($4 million). Segment gross profit as a percentage of revenues was slightly higher with benefit from the gross profit associated with upfront revenue compared to the prior period largely offset by a higher mix of Public Cloud revenue.
EMEA
EMEA revenue increased 3%, which included a 2% adverse impact from foreign currency fluctuations. The overall increase in revenue included an increase of 9% in recurring revenue, a 9% decrease in consulting revenue and a 20% ($4 million) decrease in perpetual software licenses, hardware and other revenue. Overall revenue was impacted by the negative effects of foreign currency and ceasing operations in Russia. Segment gross profit as a percentage of revenues was relatively unchanged from the prior year, as the benefit from a higher mix of recurring revenue was mostly offset in part by the negative impact of currency fluctuations and ceasing operations in Russia.
APJ
APJ revenue decreased 9%, which included a 5% adverse impact from foreign currency fluctuations. The overall decrease in revenue included a decrease in recurring revenue of 8%, a decrease in consulting revenue of 11% ($7 million), and a decrease in perpetual software licenses, hardware and other revenue of 13% ($1 million). Segment gross profit as a percentage of revenues was negatively impacted by reduced revenues, which include the wind-down of direct operations in China that started earlier this year.

Financial Condition, Liquidity and Capital Resources
Cash provided by operating activities was $199 million, which decreased by $91 million in the nine months ended September 30, 2023 compared to the nine months ended September 30, 2022. The decrease in cash provided by operating activities was primarily due to a $50 million tax refund received the first quarter of 2022 related to our Cares Act carryback claim and incremental cash taxes of $35 million in the second quarter of 2023. Teradata used approximately $30 million of cash in the first nine months of 2023 for reorganizing and restructuring its operations and go-to-market functions to align to its strategy, as compared to $20 million in the first nine months of 2022.
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
The table below shows net cash provided by operating activities and net cash used in investing activities related to capital expenditures, along with free cash flow, for the following periods:

	Nine Months Ended September 30,
In millions	2023	2022
Net cash provided by operating activities	$199	$290
Less:
Expenditures for property and equipment	(11)	(6)
Additions to capitalized software	(1)	(1)
Free cash flow	$187	$283
Financing activities and certain other investing activities, such as our strategic acquisition of Stemma Technologies during the third quarter of 2023, are not included in our calculation of free cash flow. The acquisition of Stemma Technologies was not financially material. There were no other material investing activities for the nine months ended September 30, 2023 and 2022. As disclosed in Note 13 of Notes to Condensed Consolidated Financial Statements (Unaudited), during October of 2023, we began entering into Blue Chip Swap transactions in order to remit cash from our Argentine operations that will result in a pre-tax loss on investment of $13 million during the fourth quarter of 2023 that will be reported as an investing activity for cash flow purposes in that period.
Teradata’s financing activities for the nine months ended September 30, 2023 and 2022 primarily consisted of cash outflows for share repurchases and payments on our finance leases. At September 30, 2023, we had no outstanding borrowings on our $400 million Revolving Facility (as defined below).
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

•Our open market share repurchase program provides for the repurchase of Teradata stock periodically on an ongoing basis in open market transactions, through 10b5-1 programs, through accelerated share repurchase programs, in privately negotiated transactions, or through the use of derivative instruments, in accordance with applicable securities rules regarding issuer repurchases. The open market share repurchase program will expire on December 31, 2025. On November 1, 2021, our Board of Directors authorized an additional $1 billion for share repurchases under the open market share repurchase program. There is a total authority of $560 million remaining under the open market share repurchase program as of September 30, 2023.
In the aggregate under the dilution offset share repurchase program and the open market share repurchase program, we repurchased approximately 6.9 million shares of common stock at an average price per share of $43.80 in the nine months ended September 30, 2023.
Share repurchases are reported on a trade date basis. Our share repurchase activity depends on factors such as our working capital needs, our cash requirements for capital investments, our stock price, and economic and market conditions.
Other financing activities, including net share settlement for the payroll tax liability of section 16 officers (as discussed in Item 2. Unregistered Sales of Equity Securities and Use of Proceeds), offset by proceeds from the ESPP and the exercise of stock options, net of tax was a net inflow of $6 million for the nine months ended September 30, 2023 and a net inflow of $6 million (including fees from the credit facility agreement) for the nine months ended September 30, 2022. The ESPP proceeds are included in other financing activities, net in the Condensed Consolidated Statements of Cash Flows (Unaudited).
Our total cash and cash equivalents held outside the United States in various foreign subsidiaries was $297 million as of September 30, 2023 and $405 million as of December 31, 2022. The remaining balance held in the United States ("U.S.") was $51 million as of September 30, 2023 and $164 million as of December 31, 2022. The Company expects that a majority of its foreign earnings will be repatriated to the U.S. Effective January 1, 2018, the U.S. moved to a territorial system of international taxation, and as such will generally not subject future foreign earnings to U.S. taxation upon repatriation in future years.
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
On September 21, 2023, the Credit Agreement was amended to establish key performance indicators with respect to certain environmental, social, and governance ("ESG") targets, pursuant to which certain positive or negative adjustments would be made to various fees and applicable margin based on Teradata’s performance against such ESG targets.

Contractual and Other Commercial Commitments. There has been no significant change in our contractual and other commercial commitments as described in the 2022 Annual Report. Our commitments and contingencies are discussed in Note 8 of Notes to Condensed Consolidated Financial Statements (Unaudited).

Critical Accounting Policies and Estimates
Our financial statements are prepared in accordance with GAAP. In connection with the preparation of these financial statements, we are required to make assumptions, estimates and judgments that affect the reported amounts of assets, liabilities, revenues, expenses and the related disclosure of contingent liabilities. These assumptions, estimates and judgments are based on historical experience and assumptions that are believed to be reasonable at the time. However, because future events and their effects cannot be determined with certainty, the determination of estimates requires the exercise of judgment. Our critical accounting policies are those that require assumptions to be made about matters that are highly uncertain. Different estimates could have a material impact on our financial results. Judgments and uncertainties affecting the application of these policies and estimates may result in materially different amounts being reported under different conditions or circumstances. Our management periodically reviews these estimates and assumptions to ensure that our financial statements are presented fairly and are materially correct. We assessed certain accounting matters that generally require consideration of forecasted financial information in context with the information reasonably available to us as of September 30, 2023 and through the date of this report. The accounting matters assessed included, but were not limited to, our allowance for doubtful accounts, stock-based compensation, the carrying value of our goodwill and other long-lived assets, financial assets, valuation allowances for tax assets and revenue recognition.
In many cases, the accounting treatment of a particular transaction is specifically dictated by GAAP and does not require significant management judgment in its application. There are also areas in which management’s judgment in selecting among available alternatives would not produce a materially different result. The significant accounting policies and estimates that we believe are the most critical to aid in fully understanding and evaluating our reported financial results are discussed in the 2022 Annual Report. Teradata’s senior management has reviewed these critical accounting policies and related disclosures and determined that there were no significant changes in our critical accounting policies in the nine months ended September 30, 2023.
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
Based on their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2023, our disclosure controls and procedures were effective to provide reasonable assurance that the information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.
Changes in Internal Control over Financial Reporting
There have been no changes in our internal control over financial reporting that occurred during the fiscal quarter ended September 30, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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

Item 2. Unregistered Sales of Equity Securities, Use of Proceeds, and Issuer Purchases of Equity Securities.
Purchases of Company Common Stock
From time to time, the Company's Section 16 officers sell to the Company shares of the Company's common stock received upon vesting of restricted share units at the current market price to cover their withholding tax obligations. For the nine months ended September 30, 2023, the total of these purchases was 405,004 shares at an average price of $40.45 per share.

The following table provides information relating to the Company’s share repurchase programs for the nine months ended September 30, 2023:

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Dilution Offset Program (1)	Total Number of Shares Purchased as Part of Publicly Announced Open Market Share Repurchase Program (2)	Maximum Dollar Value that May Yet Be Purchased Under the Dilution Offset Program	Maximum Dollar Value that May Yet Be Purchased Under the Open Market Share Repurchase Program
Month
January 2023	578,953	$33.68	—	578,953	$94,032	$820,700,472
February 2023	651,185	$39.17	—	651,185	$219,974	$795,191,860
March 2023	1,091,968	$38.92	137,380	954,588	$1,072,676	$758,232,193
First Quarter Total	2,322,106	$37.69	137,380	2,184,726	$1,072,676	$758,232,193
April 2023	671,920	$39.93	—	671,920	$1,103,891	$731,404,630
May 2023	360,229	$43.12	—	360,229	$1,942,445	$715,872,872
June 2023	578,234	$51.88	56,144	522,090	$5,553,859	$688,873,071
Second Quarter Total	1,610,383	$44.93	56,144	1,554,239	$5,553,859	$688,873,071
July 2023	697,567	$55.13	106,032	591,535	$253,275	656,182,580
August 2023	1,337,144	$46.54	—	1,337,144	$433,557	593,954,290
September 2023	903,470	$44.72	147,370	756,100	$409,123	560,227,734
Third Quarter Total	2,938,181	$48.02	253,402	2,684,779	$409,123	$560,227,734
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

Item 3. Defaults Upon Senior Securities.
None
Item 4. Mine Safety Disclosures.
None

Item 5. Other Information.
During the three months ended September 30, 2023, other than the officers shown in the table below, no other director or officer of the Company adopted or terminated a "Rule 10b5-1 trading arrangement" or "non-Rule 10b5-1 trading arrangement," as each term is defined in Item 408(a) of Regulation S-K.

Name (Title)	Action	Date	Trading Arrangement		Total Shares to be Sold	Expiration Date
			Rule 10b5-1*	Non-Rule 10b5-1**
Todd M. Cione (Chief Revenue Officer)	Adopt	8/31/2023	x		Up to 75,925(1)	8/14/2024
Kathleen Cullen-Cote (Chief People Officer)	Adopt	8/11/2023	x		Up to 43,737	11/12/2024

* Intended to satisfy the affirmative defense of Rule 10b5-1(c).
**Not intended to satisfy the affirmative defense of Rule 10b5-1(c).

(1) Mr. Cione’s Rule 10b5-1 trading arrangement includes the sale of (i) 8,877 shares of common stock, and (ii) 50% of the net shares (not yet determinable) after shares are withheld to satisfy tax obligations upon the vesting of 90,128 restricted share units (“RSUs”) and 43,967 performance-based RSUs (which such number for purposes of this disclosure is based on the target amount of performance-based RSUs granted to Mr. Cione in 2021, but the number of shares of common stock subject to Mr. Cione’s plan may vary based on the Company’s actual performance achieved at the end of the applicable 2023 performance period for the performance-based RSUs).

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

10.1
Credit Agreement dated as of June 28, 2022 among Teradata Corporation, the lenders party thereto and JPMorgan Chase Bank, N.A., as Administrative Agent, as amended and restated effective as of September 21, 2023.

10.2	*	Teradata Executive Severance Plan, as amended and restated as of May 8, 2023.

31.1		Certification pursuant to Rule 13a-14(a), dated November 7, 2023.

31.2		Certification pursuant to Rule 13a-14(a), dated November 7, 2023.

32		Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated November 7, 2023.

101.INS		Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.

101.SCH		Inline XBRL Taxonomy Extension Schema Document

101.CAL		Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF		Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB		Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE		Inline XBRL Taxonomy Extension Presentation Linkbase Document

104		Cover page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

* Management contracts or compensatory plans, contracts or arrangements.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TERADATA CORPORATION

Date: November 7, 2023	By:	/s/ Claire Bramley
Claire Bramley Chief Financial Officer