Form 10-K
period 2023-12-31
TERADATA CORP /DE/
filed 2024-02-23
CIK 816761

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
    For the fiscal year ended December 31, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. Yes  ☒    No  ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements.                    ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b).    ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes   ☐    No  ☒
The aggregate market value of voting stock held by non-affiliates of the registrant as of June 30, 2023, was approximately $5.4 billion.
At January 31, 2024, there were 97.4 million shares of common stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE

Part III:	Portions of the registrant’s Notice of Annual Meeting of Stockholders and Proxy Statement, to be filed with the Securities and Exchange Commission pursuant to Regulation 14A within 120 days after registrant’s fiscal year end of December 31, 2023 are incorporated herein by reference.

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

PART I
FORWARD-LOOKING STATEMENTS
Forward-looking statements in our public filings or other public statements are subject to known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements or other public statements. These forward-looking statements were based on various facts and were derived utilizing numerous important assumptions and other important factors, and changes in such facts, assumptions or factors could cause actual results to differ materially from those in the forward-looking statements. Forward-looking statements include the information concerning our expected future financial and reporting performance, business strategy and trends, projected plans and objectives, liquidity, financial guidance, capital allocation, including share repurchase plans, and market conditions. Statements preceded by, followed by or that otherwise include the words "believe," "expects," "anticipates," "intend," "project," "estimate," "plan," "increase," "fluctuate," "strive," "looking ahead," "outlook," "guidance," "forecast," "continue," "likely," "potential," "drive," and similar expressions or future or conditional verbs such as "will," "should," "would," "may" and "could" are generally forward-looking in nature and not historical facts. You should understand that the factors described under "Risk Factors" and the following important factors could affect our future results and could cause actual results to differ materially from those expressed in such forward-looking statements:
•Our ability to timely and effectively execute our strategy, including our initiatives to provide and enhance our offerings for on-premises and cloud environments and market acceptance of our cloud platform and artificial intelligence ("AI") capabilities;
•Our ability to rapidly and successfully develop and introduce new solutions that include highly advanced technology, and the increased difficulty and complexity associated with producing new offerings with greater capacity, delivery and performance capabilities, which may increase the likelihood of reliability, quality and operability issues;
•The rapidly changing and intensely competitive nature of the information technology ("IT") industry and the analytic data platform business, including the ongoing consolidation activity, new and emerging technologies and competitors, including for AI and machine learning ("ML"), and pressure on achieving continued price/performance gains for analytic data product offerings and solutions;
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
•The impact of global economic fluctuations on the markets in general or on the ability of our suppliers and customers to meet their commitments to us, or the timing of purchases by our current and potential customers, including the potential impacts of catastrophic events, epidemics, pandemics, inflation, recessions, and/or labor availability on global economies; and
•Risks inherent in operating in foreign countries, including the impact of foreign currency fluctuations, foreign currency controls, economic, political, legal, regulatory, compliance, cultural, public health, and other conditions abroad.
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

Item 1. BUSINESS
Overview. At Teradata Corporation ("we," "us," "Teradata," or the "Company"), we believe that people thrive when empowered with trusted information. We are focused on helping organizations improve business performance, enrich customer experiences, and integrate data across the enterprise. As such, we strive to innovate and deliver trusted solutions for their toughest data and analytics challenges. That is why we built our open and connected cloud analytics and data platform for artificial intelligence ("AI"). With our Teradata Vantage platform, underpinned by our extensive patented workload management optimization, we are well positioned to help enterprises solve business problems and deliver business breakthroughs with its capabilities to provide harmonized data, trusted AI, and faster innovation.
•Harmonized data: We strive to empower our customers to make more confident decisions with integrated data using our cloud-native platform that is designed to be efficient, flexible, and secure.
•Trusted AI: We believe that our platform provides our customers with powerful, open, and connected analytics that perform with speed and deliver better insights.
•Faster innovation: Our Teradata Vantage platform is designed to fuel our customer’s growth opportunities with AI/ML innovation that's cost-effectively operationalized at scale.
As a result, we believe that we empower our customers - and our customers' customers - to make better, more confident decisions, engage in faster innovation, and drive positive impact within the enterprise.
Our Complete Analytics and Data Platform
Teradata Vantage is our open and connected platform that is designed to allow organizations to leverage all their data across an enterprise, whether in public or private clouds, in a multi-cloud environment, or on-premises, and at the scale. Teradata Vantage comprises deployment options that are designed to address the full span of analytics and data needs while providing optimized total cost of ownership and financial governance:
•Teradata VantageCloud: Our flexible, connected, and modern cloud platform and includes Teradata VantageCloud Lake, which is built on our cloud-native lake architecture, and Teradata VantageCloud Enterprise for managed enterprise workloads.
•Teradata VantageCore: Our on-premises data and analytics offering, which seamlessly integrates with our cloud offerings to enable hybrid environments that many large enterprises currently demand.
Key capabilities of Teradata Vantage across all deployments are:
•ClearScape Analytics™: ClearScape Analytics provides the analytics capabilities of our Vantage platform and is designed to be a secure, highly concurrent, and resilient analytics offering that provides robust in-database analytics functionality across advanced calculations and data preparation to enable end-to-end AI and machine learning ("ML") capabilities. We believe that our ClearScape Analytics capabilities provide the analytics enterprises need to improve business performance and drive profitable growth. ClearScape Analytics is available across all of our Vantage deployment options.
•Query Grid: Query Grid is our "data fabric" is a data integration and management layer included with our Teradata Vantage offering. QueryGrid serves as the connective tissue in multi-cloud and between cloud, and on-premises environments. This technology innovation is designed to reduce data silos, as it brings data together and enables consistent data access across the ecosystem, so that users can query data regardless of where it lies. With our data fabric, we enable analytics and data integration across public clouds for a multi-cloud experience that large enterprises are investing in to leverage diverse capabilities across multiple ecosystems and mitigate risk. As AI is deployed across the enterprise, our data fabric is designed to provide our customers with the analytic capabilities to deliver trusted data, that is secure and well governed, while controlling costs.

Our Cloud Transformation
Across Teradata, we are executing to advance in our transformation as a leading cloud analytics and data platform. Teradata is recognized by industry analysts as offering a cloud analytics and data platform with next-generation, cloud-native deployment and expansive analytics capabilities. Whether their first move into the cloud or moving from other vendors, we help companies smoothly move to the cloud, offering a fast path to cloud modernization with our extensive cloud migration capabilities.
Our 2023 Innovations
During 2023, we delivered several innovations and executed transactions that we believe position Teradata to lead in trusted AI, including:
•Teradata VantageCloud Lake: We made Teradata VantageCloud Lake available on both Amazon Web Services ("AWS") and Microsoft Azure, and expect to have it available on Google Cloud in 2024.
•Stemma Technologies Acquisition: With a focus on AI-enhanced data search and exploration, we expect this acquisition to broaden Teradata’s capacity to provide analytics value from discovery through delivery. Stemma’s automated data catalog capabilities is expected to help Teradata deliver an enhanced user experience and accelerate growth in AI/ML analytics, including through AI Unlimited.
•Teradata ask.ai: Teradata ask.ai is our generative AI capability for VantageCloud Lake. This natural language interface is designed to allow users to ask questions of their company’s data and receive instant responses from VantageCloud Lake.
•ModelOps: Teradata included new ModelOps capabilities in ClearScape Analytics, which is intended to provide no-code capabilities to enable customers to quickly scale AI and advanced analytics with enterprise governance.
•Teradata AI Unlimited: We launched Teradata AI Unlimited, our AI and ML experience in the cloud. AI Unlimited can enable customers to drive faster, easier, and more cost-effective AI innovation. It is designed to provide access to vast amounts of data, flexibility, and the ability to cost-effectively and securely explore, experiment and operationalize new AI use cases, at scale. Further, we announced that Teradata AI Unlimited will be natively integrated with Microsoft's AI-powered platform, Microsoft Fabric.
•Integration with both Microsoft Azure Machine Learning ("Azure ML") and Google Vertex AI: Already available on Amazon Sagemaker, the integrations of Teradata VantageCloud and ClearScape Analytics with Microsoft Azure ML and Google Cloud's Vertex AI are designed to operationalize AI/ML models with the scalability and performance of ClearScape Analytics. These integrations are designed to enable companies to access the full value of their data, put AI models into production, and to scale those models across the organization.
•Dataiku AI Models in ClearScape Analytics: Teradata launched new ClearScape Analytics capabilities that are designed to allow customers the ability to import and operationalize Dataiku AI models inside the Vantage platform. The combination of Dataiku and ClearScape Analytics is intended to empower customers to accelerate digital transformations and deliver AI-led business value.
•Dell Technologies ("Dell") Integration: We further deepened our relationship with Dell by co-engineering and bringing together our companies’ best-of-breed technologies, as we integrated Teradata Vantage with Dell’s converged infrastructure. As a result, we are jointly offering private cloud solutions that are designed to give the flexibility of the cloud with the control and security of on-premises environment.

Market Dynamics with AI Focus
Our target market focuses on organizations that are large-scale users of data. As data volumes grow exponentially along with increasing sources of data, organizations are expected to increasingly move to cloud-based analytic and data technologies. With companies pivoting to cloud-based environments, we believe it is essential for these enterprises to be able to integrate ecosystems across multi-cloud and on-premises environments, simplify access to trusted data wherever it resides, and accommodate analytics at massive scale and speed to derive significant business value. We believe that Teradata addresses the full spectrum of analytics needs and varying cloud adoption strategies—from cloud-only to multi-cloud to hybrid and on-premises.

Generative AI is ushering in new frontiers of creativity, productivity, and innovation. We believe that we can help enterprises accelerate AI value, including by:
•Managing uncontrolled data growth: AI requires volumes of high-quality data. We deliver AI capabilities for our customers by providing a platform that is designed to integrate and harmonize data across the organization.
•Building a flexible, open, and connected ecosystem: Teradata’s Vantage architecture is designed to provide a flexible, open, and connected ecosystem to allow companies freedom to use their preferred tools and technologies with public or custom large language models ("LLM") to produce generative AI.
•Providing secure, trusted, and cost-effective AI: Teradata’s Vantage platform is designed to deliver a secure environment, while controlling costs.

Our customers use Teradata technologies and innovations in leveraging data to solve their business challenges and drive business outcomes, which can include, among other things:
•AI/ML,
•digital identity management,
•financial visibility,
•resilient supply chains,
•fraud prevention,
•customer acquisition, experience and retention,
•regulatory compliance, and
•operational resilience.
Our Consulting Services and Third-Party Relationships
Our experienced consultants offer a broad range of services, including helping organizations establish a data and analytics vision, enabling a modern, multi-cloud ecosystem architecture, and identifying and operationalizing opportunities to ensure their data and analytics ecosystem investments deliver significant value. Our support and maintenance services are designed to provide an optimal experience with Teradata and our managed services offerings are designed to provide an enhanced experience to our customers by helping their analytic environments operate efficiently. We also work closely with the top global systems integrators to accelerate innovation, enable digital transformation and maximize customer value from their Teradata technologies.
Our Subscription Options
Teradata offers subscription offerings that are flexibly priced ranging from capacity-based to consumption-based pricing. These flexible pricing options are designed to enable our customers to reduce complexity, risk, and cost and expand their analytics and data capabilities to fit their data and budget needs.
Our Segments
For the calendar year ended December 31, 2023, we had total revenues of $1.833 billion, of which approximately 59% was derived from the Americas region (North America and Latin America) and 41% from the EMEA (Europe, Middle East and Africa) and APJ regions (Asia Pacific and Japan). For financial information about our segments and geographic information, see "Note 14-Segment, Other Supplemental Information and Concentrations" in the Notes to Consolidated Financial Statements in this Annual Report.
History. Teradata was incorporated in 1979 as a Delaware corporation. Teradata became a publicly traded company named Teradata Corporation (NYSE: TDC) on September 30, 2007.
Industry and Market Opportunity. As companies face mounting data demands, along with the need to extract value from this data, we believe that our opportunity to grow in the multi-billion dollar data management and analytics market will continue. Industry analysts forecast that the data management and analytics market will grow at a double-digit rate year-over-year for the next few years and it is expected that the market opportunity will continue to expand with the anticipated rapid and global adoption of AI. We believe that, in addition to companies facing significant ongoing increases in data volumes and proliferation of data silos, there will also be an increasing expectation that this data be trusted, secured, and democratized. Furthermore, the agility provided by cloud-based technologies can bring significant benefits, yet also creates complexity, particularly with the increased need that data and analytics ecosystems span multiple environments. These factors all contribute to the increased complexity, cost, and risk associated with managing data and analytic environments, as well as the rapidly emerging desire of customers to create and deliver value from AI. This is particularly true for our target market of global enterprise companies, and we believe that these companies require well integrated solutions that can accommodate significant agility, scale and speed. We are focused on supporting our on-premises customers and helping new and existing customers migrate to the cloud, upgrade from VantageCloud Enterprise to VantageCloud Lake, expand workloads in the cloud, grow platform adoption and software utilization, and demonstrate the capabilities we have for AI.
Our Strategy. We continue to focus on our strategy of providing the most complete cloud analytics and data platform for AI. We are continuing to execute our transformation to be "cloud-first" across all parts of our business, as we consistently drive for profitable growth. In this regard, our strategic growth objectives are to:

•further strengthen our cloud analytics and data platform, with Teradata VantageCloud Lake and ClearScape Analytics;
•help our customers create enterprise value with harmonized data, trusted AI, and faster innovation;
•enable end-to-end business outcomes through a seamless user experience;
•accelerate our cloud-first strategy by supporting our customers on their cloud migration journeys;
•expand customer footprints by increasing consumption and onboarding new workloads in existing and new business buying centers;
•expand our product capabilities through deeper integration with cloud ecosystems;
•focus on partner enablement to drive solution adoption and execution on our Vantage platform;
•deepen relationships with strategic public cloud service providers, systems integrators, independent software vendors, and resellers;
•expand our go-to-market reach by onboarding new customers, making vertical investments, enhancing customer success programs, and strengthening our partner relationships; and
•deliver operational excellence through efficient cost management and execution.
AI requires significant high-quality data to create value, as such integrating and harmonizing data across the organization is crucial. Our analytics and data offering is designed to be scalable, secure, highly concurrent and resilient in order to help companies solve complex data challenges at scale. We provide a data management solution that enables enterprises to support their data and analytic ecosystems, enable consistent data across business units, and easily grow and scale. Furthermore, as demand shifts to the cloud, we provide enterprise customers with the flexibility to address their hybrid and multi-cloud data and analytics needs, empowering operational, ad-hoc analytic and mixed workloads, whether in the cloud or on-premises.
We believe we are differentiated by providing our analytics and data platform offering across a secure, multi-cloud ecosystem. Our differentiated approach spans deployments in the top public cloud service provider platforms of AWS, Microsoft Azure, and Google Cloud, as well as private cloud platform instances, on-premises, and hybrid environments.
As customers increasingly grow their cloud-based analytic ecosystems, our strategy supports existing customers on that journey with a fast path to migration that is enabled through a data fabric that connects all environments, as well as data and workload migration tools and services.
We also believe that we offer a competitive and compelling total cost of ownership by building out best-in-class capabilities that are designed to provide an easy experience for ingestion, exploration, development, consumption and operationalization of data and analytics. With a focus on delivering an outstanding user experience and an ability to start small and easily scale in the cloud, we are attracting new customers, migrating existing customers to the cloud with Teradata VantageCloud, and seeing customers expand their Teradata cloud environments.
Our strategy is further supported by our commitment to be a responsible corporate citizen. We believe it is our responsibility to make a positive impact on and support important issues, such as addressing the climate crisis and environmental sustainability, responsible use of AI, promoting diversity, equity and inclusion, supporting communities where we live and work, protecting data privacy, and acting ethically in everything we do.
Customers. Teradata concentrates our marketing and go-to-market efforts on companies that are seeking to improve business performance and view data as a strategic asset in achieving that objective. We focus on business, analytics, and technology buyers and users. Our platform differentiates Teradata in industries with high-data requirements, including Financial Services, Government, Healthcare and Life Sciences, Manufacturing, Retail, Telecommunications, and Travel/Transportation. We believe that these industries provide a good fit for our analytic solutions and services as they typically have the greatest analytic potential with large and growing data volumes, as well as complex data management requirements, and large and varied groups of users. We currently do not have any customer that represents 10% or more of our total revenue.
Seasonality. Historically, our new contract bookings and renewals are seasonal, in line with customer spending patterns, with lower volume typically in the first quarter and higher volume generally in the fourth quarter of each calendar year. Such seasonality causes our working capital cash flow requirements to vary from quarter to quarter depending on the variability in the volume, timing of invoices and subsequent collection, and mix of platform sales. Historically, cash provided by operating activities is higher in the first half of the year due to collections of the higher receivable balances at December 31 driven by the higher contract bookings in the fourth quarter and receipts from annual renewals of our maintenance support agreements. In addition, contract bookings in the third month of each quarter have historically been significantly higher than in the first and second months, with the majority occurring in the last quarter of our fiscal year. In addition, the size and complexity of our sales transactions have resulted in, and we expect will continue to result in, lengthy sales cycles with multiple levels of customer approvals which can also lead to less predictability of the timing of quarterly transactions. These factors, among others as more fully described in Item 1A, Risk Factors, in this Annual Report, make forecasting more difficult and may adversely affect our ability to accurately predict financial results.
We have transitioned the majority of our customers from perpetual to subscription-based purchasing options. As a result, our revenue from sales is recurring which generally increases the predictability of our revenue and the durability of our cash flows in the future. The majority of our customer contracts are based on a blended pricing model which provides a fixed capacity but also offers the customer optional consumption for times when they experience increased activity.
Sales, Marketing, Customer Services and Partners
Sales and Marketing. We primarily sell and market our solutions and services through a direct sales force. We have more than 80% of our employees in customer-facing and/or revenue-driving roles (including sales, marketing, consulting, customer services, and product engineering).
We support our sales force with marketing and training programs that are designed to:
•grow awareness of Teradata as a hybrid multi-cloud leader, highlighting our technology leadership and innovation, differentiation, cloud, and analytics and AI expertise;
•lead customers on their migration to the cloud with the benefits of multi-cloud and hybrid cloud capabilities, and then help them easily expand their environment when needed;
•create demand for, and adoption and expanded use of, our technologies, including Teradata VantageCloud Enterprise, Teradata VantageCloud Lake, ClearScape Analytics, and Teradata AI Unlimited, as well as related services; and
•educate and enable the sales force with the skills and knowledge to deliver our value proposition.
Our brand messaging is intended to highlight Teradata’s role as a leader in AI, analytics, and cloud data and on our strength as a leading connected multi-cloud data platform for enterprise analytics. To support our growth objectives, we employ a broad range of modern marketing strategies, including programs designed to inform, educate and generate demand with customers and prospects. These strategies include our global website, digital marketing, demos and trials of our software, webinars, conferences and events, public and media relations, social media, a customer reference program, and targeted account-based marketing.
Customer Services. Our global customer services organization is dedicated to creating and sustaining an optimal customer experience and working with our customers to help them achieve the best use and outcomes for the data that they produce in our Vantage platform so they are empowered with the full potential of Teradata’s data analytics solutions. Our global customer services organization is comprised of cloud operations, customer support, customer experience, consulting and managed services, and customer education. Our customer services organization supports our cloud-first strategy by facilitating a customer’s migration to the VantageCloud platform and managing the day-to-day operations of a customer’s VantageCloud environment. This organization focuses on delivering business value throughout the customer journey, enabling innovative use of the Vantage platform, extracting additional efficiencies, and maximizing customer impact and satisfaction—which are designed to retain customers and drive greater consumption of our technology.

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
•Cloud Service Providers: Teradata has established partnerships with the top three global public cloud service providers: AWS, Microsoft Azure, and Google Cloud. We work to continuously strengthen these strategic partnerships so that Teradata can provide companies around the world access to Teradata VantageCloud Enterprise and VantageCloud Lake.
•Alliance Partners: Teradata has a focus on working collaboratively with independent software vendors in several areas, including AI/ML and large language models ("LLMs"), tools, data and application integration solutions, data mining, analytics, business intelligence, and specific analytic and industry solutions. Our goal is to provide choices to our customers with partner offerings that are optimized and certified to work with the Teradata Vantage platform to deliver end-to-end analytic and data solutions and to provide comprehensive capabilities that support the customer’s business goals and work within their analytic ecosystem.
•Systems Integrators and Consultants: We work with a range of systems integrators and consultants who engage in the design, implementation, and integration of analytic solutions for our joint customers. Our strategic partnerships with select global and regional consulting and systems integration firms provide broad industry and technology expertise in the design of business solutions that leverage Teradata technologies to enable enterprise analytics.
Competition. We compete in a large and growing data management and analytics market that is attractive to both current and new competitors. There is a large number of vendors in the analytics and data market and the market landscape of vendors is rapidly increasing with the introduction and increasing traction of cloud and AI. Participants include AWS, Databricks, Google Cloud, Microsoft Azure, Snowflake, and more; the competitive market also comprises traditional legacy competitors. We believe our focus on AI, hybrid and multi-cloud ecosystem simplification, providing solutions for the most scalable and complex workloads, and providing products designed to achieve desired business outcomes of our customers, enables us to successfully compete within our target market. We believe that our technology innovations of the Teradata Vantage platform, including Teradata VantageCore, Teradata VantageCloud Enterprise, Teradata VantageCloud Lake, ClearScape Analytics, and Teradata AI Unlimited are highly differentiated, deliver scale and integration, and are positioned to provide business value to our customers. Furthermore, we provide our customers with the opportunity to de-risk their buying decisions with the ability to deploy across the top public clouds, private cloud and on-premises, coupled with flexibility in purchasing and portable licensing. For more information on competition, see Item 1A, Risk Factors, in this Annual Report.
We believe that the principal competitive factors for our products and services include: data and analytics experience; business outcome delivery; hybrid multi-cloud offerings and experience; total cost of ownership; customer references; technology leadership; product quality; performance, scalability, availability, integrity, security, and manageability; partner relationships; support and consulting services capabilities; management of technologies in a complex analytical ecosystem; delivery of a platform and tools that are designed to provide AI for our customers; and industry knowledge.
Research and Development ("R&D"). We remain focused on designing and developing our analytics and data platform that anticipates our customers' evolving needs and supports solving their complex business challenges. Our teams are extending Teradata technologies and innovations for the Teradata Vantage platform, including Teradata VantageCloud Enterprise, Teradata VantageCloud Lake, ClearScape Analytics, and Teradata AI Unlimited in order to have consistent and differentiated capabilities that meet the demands of todays’ multi-cloud and hybrid ecosystems. We have delivered significant innovations such as VantageCloud Lake. With extensive in-database functionality, seamless and expedited interconnectivity, and robust features for easy operationalization, ClearScape Analytics is designed to enable companies to scale AI/ML quicker and more effectively. Aligning to the growing AI-enabled world, we acquired Stemma Technologies to enhance data search and exploration.
With a focus on creating a truly open and connected platform, we continue to build a deep integration with cloud data and analytic ecosystems, including advanced analytics and AI/ML tools. Furthermore, with our strong partnerships, our R&D team is extending our platform to enable deeper integration with a broader range of solution and service providers.

Our extensive and talented R&D workforce is one of our core strengths. Our R&D team is globally dispersed to take advantage of global engineering talent. We anticipate that we will continue to have significant R&D expenditures, which may include complementary strategic acquisitions, to help support the flow of innovative, high-quality cloud-based data and analytic offerings.
Intellectual Property and Technology. We own 594 patents in the United States. We are also the exclusive licensee of four additional patents in the United States and counterpart patents in foreign countries. Many of the patents that we own are licensed to others, and we are licensed to use certain patents owned by others. While our portfolio of patents and patent applications in aggregate is of significant value to our Company, we do not believe that any individual patent is by itself of material importance to our business.
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
Sources of Materials. Our hardware components are assembled and configured by Flex Ltd. ("Flex"). Our platform line is designed to leverage the components from manufacturers that we believe are industry leaders. Our data storage devices and memory components utilize industry-standard technologies but are selected and configured to work optimally with our software and hardware platform. Flex also procures a wide variety of components used in the assembly process on our behalf. Although many of these components are available from multiple sources, Teradata utilizes preferred supplier relationships to better ensure more consistent quality, cost and delivery. Typically, these preferred suppliers maintain alternative processes and/or facilities to ensure business continuity of supply. Given our strategy to outsource product assembly activities to Flex and to source certain components from single suppliers, a disruption in production at Flex or at a supplier, a global shortage of components, commodity, transportation, and/or inflationary pressures could impact the timing or profitability of customer shipments. In addition, a significant change in the forecasts to any of these preferred suppliers could result in purchase obligations for components that may be in excess of demand. Although we have not experienced issues from inflationary challenges or otherwise, the current inflation environment could present potential supply chain uncertainty, and we have implemented programs to mitigate these potential risks. For more information, see Item 1A, Risk Factors in this Annual Report.
Human Capital
Teradata operates with a fully flexible work environment, empowering employees to make decisions about where and how they can be most productive. Our global workforce is located in approximately 40 countries, and our corporate headquarters are in San Diego, California.
Teradata’s people objectives are to attract, retain, develop, and nurture the most innovative, curious, and skilled talent available. Along with our fully flexible work environment, we offer competitive pay and comprehensive health and wellness benefits and programs designed to help our people thrive.
As of December 31, 2023, we had approximately 6,500 employees globally, with approximately 30% employed in the United States and 70% across the rest of the world. Our global workforce is critical to our overall business strategy across target markets. During fiscal 2023, our overall headcount decreased somewhat as we continue to align and optimize our talent needs to drive our cloud-first and profitable growth strategy.
Culture and Engagement. At Teradata, we believe that people thrive when empowered with trusted information. We have designed our culture to be the guiding force behind our ability to deliver on that purpose. We empower our people to live our core principles: customer and market driven, agility in execution, and accountability to each other. We strive to cultivate a trusted environment where every individual feels not only valued, but truly empowered to thrive.
Diversity, Equity, and Inclusion. Teradata’s core strength is our people. We believe that we have built a workplace where everyone can bring their authentic selves to work.

Diversity, equity, and inclusion ("DEI") is an important focus across many of our people and culture initiatives. Examples include:
•A DEI Advisory Board, designed to support our DEI mission.
•Many resources and tools to help our employees engage within culturally- and geographically-dispersed work teams to enable a culture of growth, learning, and collaboration.
•Our Inclusion Communities, which are networks of employees who unite based on shared characteristics, life experiences, or common interests. These communities are designed to provide support, networking and enhanced career and personal development. Our Inclusion Communities include Teradata Alliance of Black Employees, Blend (a community for employees in India), Veterans, Teradata Pride, HISPA (a community for Hispanic and Latin employees), Women of Teradata, Green Agenda, and Asian and Pacific Islander. All our Inclusion Communities encourage membership from allies.
•Diversity in Technology Scholarship, a program for STEM-related degrees in support of the communities where we operate and live.
•A score of 100 out of 100 in the Human Rights Campaign Corporate Equality Index ("CEI"), a benchmarking survey and report that measures corporate policies and practices related to LGBTQ+ equality. 2023 marked our second time earning a score of 100.
Health, Safety, and Wellness. We are committed to the health, safety, and wellness of our employees and their families. We provide flexible and inclusive programs that cater to diverse needs of well-being.
Compensation and Benefits. Our compensation and benefits reflect our commitment to fairness and inclusion. We have robust compensation and benefit programs designed to attract and retain talent and meet the varied and evolving needs of a global and diverse workforce. In addition to our competitive base pay, these programs (which vary by country/region) include sales incentives, annual bonuses, stock awards, an Employee Stock Purchase Plan, a 401(k) Savings Plan with a company match, healthcare and insurance benefits, paid time off, family leave, and paid parental leave. As an example of our commitment to DEI, we ensure that all of our benefits provide coverage for domestic partners.
Talent Development. Teradata is committed to supporting the professional development of our employees by providing resources and pathways for growth. Over the last several years, we have evolved our talent practices to facilitate frequent conversations between managers and employees on performance and development. We have launched on-demand learning resources, such as LinkedIn Learning and Country Navigator, which give employees flexibility in when and how they learn. We also provide facilitated learning opportunities to help build specific capabilities and skills, such as Basics of Communication, Emotional Intelligence, Influence, and Time Management. Our executive and leadership development programs are designed to empower individuals to lead at every level.
Community Engagement. We believe that building connections between our employees, their families, and our communities creates a more meaningful, fulfilling, and enjoyable workplace. We support local STEM education programs to ensure emerging leaders in our communities have opportunities to explore their interests. Our Teradata Cares program empowers our employees to make a positive difference where we live and work through volunteerism and giving. We support our employees’ giving and volunteer efforts by providing matching donations for employee contributions to qualified not-for-profit agencies, project grants, Annual Days of Caring, and supporting communities where we have employee populations. To further enable employees to support the charity of their choice, we afford every employee four days a year, during normal working hours, for volunteer efforts of their choice.
Properties and Facilities. Our corporate headquarters is located in San Diego, California. As of December 31, 2023, we operated 44 facilities in 30 countries throughout the world. We own our San Diego complex, while all other facilities are leased.

Information About Our Executive Officers. The following table and biographies sets forth information as of February 23, 2024 regarding the individuals who are serving as our executive officers.

Name	Age	Position(s)
Stephen McMillan	53	President and Chief Executive Officer
Hillary Ashton	52	Chief Product Officer
Claire Bramley	46	Chief Financial Officer
Todd Cione	54	Chief Revenue Officer
Kathleen Cullen-Cote	59	Chief People Officer
Michael Hutchinson	58	Chief Customer Officer
Margaret Treese	57	Chief Legal Officer
Jacqueline Woods	62	Chief Marketing Officer
Stephen McMillan. Stephen McMillan is the Company’s President and Chief Executive Officer and has served in this role since joining the Company in June 2020. Mr. McMillan has served on the Company’s Board of Directors since June 2020. Previously, he served as the Executive Vice President of Global Services for F5 Networks, Inc., a transnational company that specializes in application services and application delivery networking, from October 2017 when he joined F5 until May 2020. Prior to joining F5, from September 2015 until October 2017, he was Senior Vice President, Customer Success and Managed Cloud Services at Oracle Corporation, a global software and services company, where he was responsible for developing, overseeing, and expanding a customer success organization focused on the company’s strategic SaaS portfolio. From May 2012 to September 2015, he served as Senior Vice President, Managed Cloud Services at Oracle.
Hillary Ashton. Hillary Ashton is the Company’s Chief Product Officer and has served in this role since August 2020. Prior to that, Ms. Ashton served as the Executive Vice President of Teradata Products from November 2019, when she joined the Company, until August 2020. Prior to joining Teradata, she served as Executive Vice President and General Manager Augmented Reality, at PTC Inc., a global computer software and services company, from July 2018 until November 2019. In this role, she was responsible for all operational aspects of the Vuforia business and its product lines, including executive leadership and vision, strategy, sales, and marketing. From 2014 to 2018, she served as SVP of Analytics SaaS solutions at Manthan, a cloud analytics company for consumer-facing businesses.
Claire Bramley. Claire Bramley is the Company's Chief Financial Officer and has served in this role since joining Teradata in June 2021. She served as the Global Controller for HP Inc., a multinational information technology company, from December 2018 until June 2021. From June 2015 until December 2018, she served as HP's Regional Head for Finance for EMEA, and from January 2013 to May 2015, she served as Vice President, Corporate Financial Planning and Analysis at HP. Ms. Bramley also serves on the Board of Directors of Ansys, Inc.
Todd Cione. Todd Cione is the Company’s Chief Revenue Officer and has served in this role since joining Teradata in January 2021. Mr. Cione served as the Head of U.S. Enterprise Accounts for Apple, Inc., a multinational technology company, from the time he joined the company in July 2017 until December 2020. Prior to joining Apple, from 2016 until 2017, he was Senior Vice President, Oracle Digital, North America Applications, at Oracle Corporation, a global software and services company.
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

Michael Hutchinson. Michael Hutchinson is the Company's Chief Customer Officer and has served in this role since January 2022. Previously, from June 2021 when he joined the Company until December 2022, he served as Senior Vice President World-Wide Customer Success, Consulting and Renewals. Prior to joining Teradata, Mr. Hutchinson served as the Senior Vice President and Chief Customer Officer at Verint Systems Inc., a customer engagement solutions provider, from August 2020 to May 2021 and as its Senior Vice President, Global Professional Services and Support from April 2018 until August 2020. From 1990-2018, he held several positions with Oracle Corporation , a global software and services company, most recently as the Group Vice President, North America Customer Success from December 2015 to March 2018.
Margaret Treese. Margaret Treese is the Company’s Chief Legal Officer and has served in this role since November 2020. Previously, from 2018 until January 2020, she served as Teradata’s Deputy General Counsel and Secretary. From 2007 until 2018, she served as the Chief Corporate and Governance Counsel and Assistant Secretary and was named Corporate Secretary of Teradata in 2018.
Jacqueline Woods. Jacqueline Woods is the Company's Chief Marketing Officer and has served in this role since joining Teradata in December 2021. Previously, she served as the Global Chief Marketing and Communications Officer for NeilsenIQ, a consumer intelligence company, from 2019 until November 2021. Prior to that, Ms. Woods was with IBM Corporation, a global technology company, serving as the company's Chief Marketing Officer of IBM Global Partner Ecosystem Division from 2017 until 2019 and, Chief Marketing Officer of IBM Global Financing from 2015 until 2017. Ms. Woods also serves on the Board of Directors of Winnebago Industries, Inc.
There are no family relationships between any of the executive officers or directors of Teradata.
There are no contractual obligations regarding the election of our executive officers or directors.
Information. Teradata makes available through its website, free of charge, its Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, and Current Reports on Form 8-K, and all amendments to such reports, as soon as reasonably practicable after these reports are electronically filed or furnished to the U.S. Securities and Exchange Commission ("SEC") pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 (the "Exchange Act"). These reports and other information are available, free of charge, at www.sec.gov. Teradata will furnish, without charge to a security holder upon written request, the Notice of Meeting and Proxy Statement for the 2024 Annual Meeting of Stockholders. Teradata will furnish the Code of Conduct and any other exhibit at cost (the Code of Conduct is also available through Teradata’s website at http://www.teradata.com/about-us/corporate-governance/code-of-conduct/). Document requests are available by calling or writing to:
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

RISKS RELATED TO OUR BUSINESS AND OPERATIONS
Our failure to successfully execute our cloud-first strategy and achieve the anticipated benefits of our business transformation, which includes successfully developing, launching, and scaling cloud-based products and product enhancements and/or enabling our data platform to operate effectively in cloud environments, including those of our cloud service provider partners, could have a material adverse effect on our competitive position, business, brand and reputation, financial condition, results of operations and cash flows.
The successful implementation of our cloud-first strategy coupled with the continued execution of our business transformation presents organizational and infrastructure challenges. We may not be able to implement, execute and realize some or all of the anticipated benefits from our strategy or our business transformation plan on a timely basis, or at all. Even if the anticipated benefits and savings are substantially realized, there may be unforeseen consequences, internal control issues, or business impacts.
A core component of our business strategy is to expand and enhance our product offerings, particularly for analytic solutions in a cloud-based environment with cloud service providers, to include newer market-relevant features, functionality, and cloud native options, including AI/ML, and to keep pace with price-to-performance gains. In this regard, we have launched our Teradata VantageCloud Lake and Teradata VantageCloud Enterprise components of our Teradata Vantage platform, have focused on migrating our customers from on-premises environments to the cloud and upgrading our customers from our VantageCloud Enterprise environment to our VantageCloud Lake environment, and consistently released additional capabilities and new cloud platforms throughout 2023, and we expect that we will continue to enhance our cloud offerings in the future. In addition, we are focused on expanding our customer's workloads in both our on-premises and cloud platforms. Shortened product life cycles due to customer demands and competitive pressures impact the pace at which we must introduce and implement new technology as part of our product offerings. This requires a high-level anticipation of customer needs and technology trends, as well as innovation by both our software developers and the suppliers of the third-party software components included in our solutions. Bringing new offerings to the market entails a costly and, at times, lengthy process, may increase our risk of liability and cause us to incur significant technical, legal or other costs. Furthermore, as we migrate our customers from on-premises environments to the cloud, upgrade customers from VantageCloud Enterprise to VantageCloud Lake, and expand our customer's workloads we may incur unexpected costs or delays. New cloud offerings, migrations, expansions, upgrades, and deployment models that we rollout may not be successful and we may not be able to develop the necessary business models, infrastructure and systems to support and scale the business as our business evolves. This includes acquiring, retaining and developing the right people to execute our business strategy in a competitive job market. In addition, market acceptance of new product and service offerings will be dependent in part on our ability to include functionality and usability that address customer requirements, and to optimally price our offerings and services to meet customer demand and cover our costs. Our go-to-market, cloud, and multi-cloud strategies also must adjust to customers' changing buying preferences, and there can be no assurance that our go-to-market approach will adequately and completely address such preferences.
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
We may not successfully execute on our vision or strategy because of challenges we may face, including with regard to product planning and timing, technical hurdles that we fail to overcome in a timely fashion, cloud service provider costs or other requirements, or a lack of appropriate resources. If we are unable to successfully execute on our cloud-first strategy and/or continue to respond to market demands, develop leading technologies, timely deliver offerings to the market, timely scale our cloud business to achieve gross margins comparable or better than our on-premises business, continue successful migrations for our customers, and maintain our leadership in analytic data solutions performance and scalability, our competitive position, business, brand and reputation, financial condition, guidance, and forecasts, results of operations, and cash flows may be adversely affected.
Unanticipated delays or accelerations in our sales cycles makes accurate estimation of our revenues difficult and have resulted in, and could in the future result in, significant fluctuations in our quarterly operating results and could impact any financial guidance and forecasts that we may provide.

The length of our sales cycle varies depending on several factors over which we may have little or no control, including the size and complexity of a potential transaction, whether a sale involves a cloud offering, the level of competition that we encounter in our selling activities, and our current and potential customers’ internal budgeting and approval process, as well as overall macro-economic conditions. In addition, our account team has had difficulty in the past obtaining and assessing information as to whether a transaction is proceeding as planned or if a longer sales cycle will be required, and such difficulty may continue in the future. Because of a generally long sales cycle, we may expend significant effort over a long period of time in an attempt to obtain an order, but ultimately not complete the sale, or the order ultimately received may be smaller than anticipated. The long sales cycle for our products also makes it difficult to predict the quarter in which sales will occur. For instance, in the fourth quarter of 2023, we experienced elongated sales cycles resulting in Teradata’s Public Cloud ARR for the 2023 fiscal year falling below the 2023 Public Cloud ARR guidance range that had previously been provided. Delays in sales have caused, and could in the future cause, significant variability in our results for any particular period and have impacted, and could in the future impact, any financial guidance and forecasts that we may provide.
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
A cybersecurity incident, disruption, or failure of our information systems or those of our third-party providers could adversely impact our reputation, business, and financial results.
Our operations are critically dependent on the security of our computer systems, the computer systems of our key suppliers and third parties, and the information stored in such systems. We face risks from, among other things, natural disasters (such as earthquakes and fires), technological threats (such as cyber-attacks, power outages, and telecommunications failures), and human actions (such as unauthorized access or exploitations, insider actions, phishing schemes, and other events). Increasingly, companies are subject to a wide variety of attacks on their networks on an ongoing basis. Incidences of cyberattacks and other cybersecurity breaches and incidents have increased and are likely to continue to increase. The occurrence of one or more of these events could result in data loss, system outages, and other interruptions in our operations, which could have a material adverse effect on our business, financial condition or results of operations.
Despite robust data security measures and skilled computer programmers, nation state sponsored cyber attackers (including from countries such as Iran, China, Russia and certain Eastern European nations) and hackers may be able to penetrate our network security or that of our third-party providers and misappropriate or compromise our intellectual property or other confidential information or that of our customers, create system disruptions or cause shutdowns. They may also be able to develop and deploy viruses, worms, and other malicious software programs that attack our systems or products or otherwise exploit security vulnerabilities of our systems or products. In addition, phishing-scheme-perpetrators may be able to lure employees or contractors into providing such perpetrators with information that may enable them to avoid some of our network security controls or those of third-party providers which could result in system disruptions or a loss of confidential and proprietary information.
While immaterial in impact, we have been subject to actual and threatened cyber-attacks, and there can be no assurance that our defensive measures will be adequate to prevent them in the future. From time to time we discover vulnerabilities in our software products, and while we routinely perform regular system updates and patches to our various information systems and our products to address such vulnerabilities, our security measures may not be able to detect and address each vulnerability, which if exploited by threat actors, can result in a cyber incident with material impact to our business, financial condition and results of operations. When such attacks occur, we could incur significant liability to our customers whose information was compromised, and our product platform may be perceived as less desirable, which could negatively affect our business and damage our reputation. Further, because we do not control our third-party service providers, or the processing of data by our third-party service providers, we cannot ensure the integrity or security of measures they take to protect customer information and prevent data loss. These types of activities will recur and persist, one or more of them may be successful in the future, and one or more of them may have been or will be successful but not detected, prevented, remediated or mitigated by us, and the costs to us to eliminate, detect, prevent, remediate, mitigate or alleviate cyber security or security vulnerabilities could be significant, and our efforts to address these problems may not be successful and could adversely impact our future results of operations. If as a result of these events, the information stored on our or our customers’ systems could be accessed, publicly disclosed, altered, lost or stolen, they can subject us to additional liability and cause us financial harm. In addition, our disclosures concerning security incidents may become the subject of litigation, and cause us, especially in the event of an adverse court ruling, additional financial strain and reputational harm. While we take and will continue to take remediation steps, there is no guarantee that our preventative and mitigation actions with respect to any cybersecurity incident will fully eliminate the risk of a malicious compromise of our, our third-party service providers’ or our customers’ systems.
Additionally, we offer the ability for our employees to choose a remote work location which introduces additional security challenges. The increase in endpoints to manage and reliance on employees to adhere to information security policies and hygiene practices, heightens the vulnerability of our systems to security breaches.
While we maintain insurance coverage for certain liabilities related to cyber-attacks and/or data breaches, such coverage may not adequately cover all costs, expenses, liability and damages that we or our customers may incur as a result of such incidents.
The transition to cloud-based software-as-a-service (SaaS) and cloud solutions has increased our exposure to information security risks related to the protection of sensitive information processed through these solutions and any unauthorized access to or use of such systems could adversely impact our results of operation, reputation, and relationships with our customers.
Prior to our transition to a subscription-based business, our customers generally purchased or leased on-premises hardware systems used in connection with our software solutions, which our customers deployed and operated. With respect to these types of customer on-premises solutions, the customer, directly or through its selected services providers, has full control over its data security. Our ongoing transition from traditional on-premises hardware systems to cloud-based SaaS offerings has altered our information security risk landscape. Cloud-based SaaS offerings generally require us to deploy or operate solutions for our customers, directly or through the use of third-party services providers, either on-premises at customer-selected data center facilities, or at third-party-hosted data center facilities. As a result, more responsibility for data security has been transferred to us and our third-party service providers. Furthermore, in cloud environments, we are exposed to additional security risks (such as compromised credentials, hijacked accounts, data breaches due to misconfigured cloud storage, inadequate security practices by third-party providers, and vulnerabilities in shared technology) and bear greater responsibility for securing data against unauthorized access, data breaches, and other cyber threats. This responsibility extends not only to our infrastructure but also to third-party cloud service providers we engage. The transition to cloud-based SaaS and cloud solutions has increased our exposure to risks related to the protection of sensitive information processed through these solutions and the need to obtain various security certifications for our Vantage Cloud platforms, such as the Federal Risk and Authorization Management Program ("FedRAMP®"), to remain competitive in certain industries. The distributed nature of cloud computing can also complicate data governance and compliance with various global data protection regulations. If unauthorized access to or use of such information or systems occurs, despite data security measures and third-party commitments to protect them, our results of operation, reputation, and relationships with our customers could be adversely impacted. Even the perception of inadequate security, including as a result of delays or failure to obtain necessary security certifications, may damage our reputation and negatively impact our ability to win new customers and retain existing customers, consequently adversely impacting our financial performance and condition.
If our existing customers fail to renew, or cancel, their subscription license arrangements or support agreements, or if customers do not renew on terms favorable to us, our business could be adversely affected.
Teradata’s platform offerings have been expanded to include a variety of subscription options, which impact the timing of when revenues are recognized and related cash flows are collected. The IT industry generally has been experiencing increasing pricing pressure from customers when purchasing or renewing support agreements. In addition, we are in a transformation to a cloud-first company. As our on-premises customers migrate all or a portion of their data analytics solutions to a cloud-based environment, some customers have selected a cloud-based offering of one of our competitors and existing customers may do so in the future. As a result, such customers have cancelled all or a portion of their arrangements with us and may continue to do so in the future. While customer cancellations we have had to date have not been material to our business, they could become material in the future. Mergers and acquisitions in certain industries that we serve could result in a reduction of the software and hardware being supported and put pressure on our subscription and support terms with customers who have merged. Given these factors, there can be no assurance that our current customers will migrate from on-premises to the cloud with Teradata, renew their subscription and/or support agreements, or agree to the same terms when they renew, which could result in our reducing or losing subscription and/or support fees which could adversely impact operating results.
Our future results depend in part on our relationships with strategic partners, key suppliers, and other third parties.
Our development, marketing, and distribution plans depend in part on our ability to form strategic alliances with third parties that have complementary offerings, software, services, and skills. Our strategic partners include cloud service providers, consultants and system integrators, software and technology providers, hardware support service providers, and indirect channel distributors in certain countries. These relationships involve risks, including our partners changing their business focus, entering strategic alliances with other companies, being acquired, including by our competitors, failing to meet regulatory requirements, data privacy or other laws, or performance criteria, improperly using our confidential information, exposing our data and/or customer information through the transfer of data to the cloud or otherwise or through other security breaches, or their market reputation deteriorating. If we fail to maintain or expand our relationships with strategic partners or if we are forced to seek alternative technology or technology for new solutions that may not be available on commercially reasonable terms, our business may be adversely affected.
As part of our cloud-first strategy, the growth of our business is dependent primarily on our relationships with public cloud service providers, Amazon Web Services ("AWS"), Google Cloud, and Microsoft Azure. Our strategic partnerships with these cloud service providers for our cloud offerings on their platforms require significant investments to ensure that our solutions are optimized in these cloud environments. In addition, there are geographies in which we operate that utilize alternative, local cloud-platform service providers where AWS, Google Cloud, and Microsoft Azure are inaccessible or not available. The cloud service providers maintain relationships with certain of our competitors, and our competitors may in the future establish relationships with additional competing cloud data platform providers. Furthermore, cloud service providers do and may in the future provide platforms that compete with VantageCloud and VantageCloud Lake. Any of these cloud service providers may decide to modify or terminate our business relationship, change the terms of any agreement or pricing terms that we have with them, or may otherwise enter into preferred relationships with one or more competing cloud data platform providers. If we are unsuccessful in meeting performance requirements or obtaining future returns on these investments, or if we are otherwise unable to maintain adequate relationships with any of these cloud service providers, our financial results may be adversely impacted.
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
In 2023, Teradata introduced a new brand identity. With this brand we strive to be modern, innovative, and reflective of our vision for the future. Our updated brand is designed to highlight Teradata’s role as a leader in AI, analytics, and cloud data. We believe that recognition and the reputation of our brand is key to our success, including our ability to retain existing customers and attract new customers. While we leverage our decades of experience in data analytics and database management services, we believe we have evolved to provide the modern offerings customers need. These include the cloud-native architecture of Teradata VantageCloud Lake, the end-to-end pipeline of AI/ML capabilities in ClearScape Analytics, and our AI and ML engine in the cloud that delivers a completely self-service and serverless experience of Teradata AI Unlimited. The failure for the market to recognize our new brand or misperceptions in the market regarding our cloud, AI, or other capabilities could negatively impact our ability to upgrade existing on-premises customers to our cloud-based solutions or from VantageCloud Enterprise to VantageCloud Lake, drive expansion/consumption growth, and/or acquire new customers for our on-premises and cloud businesses. In addition, damage to the reputation of our brands could result in, among other things, customer cancellations or non-renewals, lower employee retention and productivity, vendor relationship issues, and investor and other stakeholder scrutiny, all of which could materially affect our revenue and profitability.
Increases in the cost of components used in our product, and/or increases in our other costs of doing business, have, and could continue to, adversely affect our profit margins.
Our cloud offerings are dependent on cloud service providers and require significant investments to ensure that our solutions are optimized in these cloud environments. In addition, our profit margins are currently adversely impacted by the price we pay for cloud services and will continue to do so until we effectively scale our cloud business.
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
Challenges with the design and implementation of our new enterprise resource planning ("ERP") system could adversely impact our business and operations.
We are executing a multi-year initiative to transform and modernize our ERP system. The ERP system is designed to accurately maintain the Company’s financial records, enhance operational functionality, and provide timely information to the Company’s management team related to the operation of the business. The implementation of the new ERP system requires an investment in financial and personnel resources, including substantial expenditures for outside consultants and system expenses in connection with the transformation of our financial and operating processes. While the ERP system is intended to further improve and enhance our information management systems, the ongoing implementation of this new ERP system exposes us to integration complexities and challenges with our existing systems and processes, including the possible disruption of our financial reporting. If we failed to properly design our ERP system or are unable to successfully implement the new ERP system as planned, we may experience increased expenditure and the diversion of personnel resources which could adversely affect our internal control over financial reporting, business operations and financial condition.
Any disruption, including as a result of natural disasters or climate change, at or near any of our facilities or other operations or those of our customers, vendors, data warehouses, distribution channels, and public cloud service providers could adversely affect our business.
Disruptions could occur as a result of supply chain challenges; decreases in work force availability; natural resources availability; natural disasters; inclement weather, including as exacerbated by global climate change; man-made disasters; or other external events, such as terrorist acts or acts of war, pandemics and/or epidemics, boycotts and sanctions, widespread criminal activities, or protests and/or social unrest, or other events, at or in proximity to any of our facilities or those of our customers, vendors, data warehouses, distribution channels, and public cloud service providers. Such events and disruptions could make it difficult or impossible to deliver products and services to our customers or perform critical business functions and could adversely affect our business.
Our headquarters and data centers are located in California, a region with a history of seismic activity and wildfires and an extreme risk of drought, flooding, and vulnerability to future water scarcity. As such, we could experience disruptions as a result of natural disasters and/or extreme weather conditions, including sea-level rise, earthquakes, tornadoes, hurricanes, earthquakes, floods, tsunamis, typhoons, drought, and fire, that could impact our business and operations. Such events could pose physical risks to our facilities and data warehouses, result in power outages and shortages, and/or result in failures of global critical infrastructure, telecommunication and security systems, natural resource availability, such as energy and water sources, employees’ ability to work, availability of supply chain and logistics, and the additional costs to maintain or resume operations such as costs to repair damages to our facilities, equipment, infrastructure, and business relationships, each of which could negatively impact our business and operations. Furthermore, environmental regulations are increasing in their frequency of issuance and applicability to our company, particularly due to our operations in California and the European Union. Such regulations may result in changes in the demand for resources that could adversely impact the availability or cost of goods and services, including natural resources necessary to run our business.
The world economy, including our business, realized significant disruption during the COVID-19 pandemic. The occurrence of future global pandemics and/or regional epidemics may disrupt our business in the future. The extent to which our business may be affected in the future is highly uncertain and cannot be predicted as it would be dependent on factors such the duration and scope of the pandemic; governmental, business, and individuals' actions in response to the pandemic; and the impact on economic activity such as financial market instability.
Failure to successfully complete reorganization activities in connection with our transformation activities or otherwise could negatively affect our operations.
We have completed reorganization efforts in connection with our business transformation and we may continue to complete reorganization activity in furtherance of our strategy. In addition, from time to time, we may wind down certain business activities and/or facilities, cease doing business in certain geographic areas, and/or perform other organizational reorganization projects in an effort to reduce costs and optimize operations. For example, in 2022, we ceased our operations in Russia to comply with sanctions imposed as a result of Russia’s invasion of Ukraine and in

2023 we ceased our direct operations in China. Reorganization activities involve risks as they may divert management's attention from our core businesses, increase expenses on a short‑term basis or reduce revenues. We may also experience a loss of continuity, loss of accumulated knowledge, or loss of efficiency during such transitional periods, all of which may negatively impact our business, financial condition, operating results, and cash flows.
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
In 2023, the percentage of our total revenues from outside of the United States was 47%. We have exposure to more than 30 functional currencies. The risks associated with the geographic scope of our business operations include, among other things the following:
•Cultural, management, and staffing challenges associated with operating in countries around the world, including developing countries;
•Realignment of our international strategy and organization structure;
•The imposition of additional and/or different country laws, governmental controls and regulations;
•The ever-changing macro-economic and geo-political (including local conflicts and wars) environments we operate in;
•Longer payment cycles for sales in certain foreign countries and difficulties in enforcing contracts and collecting accounts receivable;
•Fluctuations in the value of local currencies and foreign currency controls in various jurisdictions where we operate, including Argentina;
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
Our offerings are subject to United States export controls and, when exported from the United States, or re-exported to another country, must be authorized under applicable United States export regulations. Changes in our offerings or changes in export regulations may create delays in the introduction of our offerings in international markets, prevent our customers with international operations from deploying our offerings throughout their global systems or, in some cases, prevent the export of our offerings to certain countries or customers altogether. Any change in export regulations or related legislation, shift in approach to the enforcement or scope of existing regulations, or change in the countries, persons or technologies targeted by these regulations could result in decreased use of our offerings by, or in our decreased ability to export or sell our offerings to, existing or potential customers with international operations. There is active enforcement and ongoing focus by the SEC and other governmental authorities on the United States Foreign Corrupt Practices Act, the U.K. Bribery Act of 2010 and similar anti-bribery, anti-corruption laws in other countries. Given the breadth and scope of our international operations, we may not in all cases be able to detect improper or unlawful conduct by our partners, distributors, resellers, customers, and employees, despite our high ethics, governance and compliance standards, which could put the Company at risk regarding possible violations of such laws and could result in various civil or criminal fines, penalties or administrative sanctions, and related costs, which could negatively impact the Company's business, brand, results of operations or financial condition.
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
The ESG landscape is constantly changing, with an increased focus from certain investors, raters, employees, customers, and other stakeholders which could result in greater expectations of us and our ESG initiatives, goals, efforts, transparency, and communications which may not satisfy our stakeholders.
To meet expectations from our stakeholders, we are working to align our reporting with emerging ESG disclosure frameworks, new regulations, including those passed in the European Union and the state of California, and potential new disclosure requirements, while we also seek to report timely on progress toward our ESG objectives. We have established ESG goals, and we expect to continue to establish additional ESG goals in which our ESG goals and/or our ESG program performance may be reviewed by third-party providers such as raters and rankers who may unfavorably evaluate our ESG initiatives. If we fail, or are perceived to fail, to meet our stakeholders’ and/or raters’ expectations, including the achievement of the ESG goals that we establish, we could be exposed to increased risk of litigation, difficulty in attracting and retaining employees, negative investor sentiment, and an adverse impact on our reputation.
RISKS RELATED TO OUR INDUSTRY
Our cloud and service offerings are designed to offer AI/ML capabilities, which exposes us to an uncertain regulatory environment and rapidly changing technology where any inability to comply with any such regulations may result in reputational harm, liability and disruption to our business operations.
The AI/ML regulatory environment is rapidly evolving, and it is difficult to predict the impact the evolving regulatory landscape may have on our business, results of operations and financial condition. Teradata VantageCloud Enterprise, Teradata VantageCloud Lake, and ClearScape Analytics are designed to deliver harmonized data, AI/ML, and faster innovation to facilitate better decision-making. AI/ML technologies are rapidly changing, and with the evolving regulatory environment, we may be subject to increased regulatory requirements, as well as other risks such as data privacy concerns, intellectual property disputes, and exposure to litigation.
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
We operate in the intensely competitive IT industry, which is characterized by rapidly changing technology, evolving industry standards and models for consuming and delivering business and IT services, frequent new product introductions, and frequent price and cost reductions. In general, as a participant in the data analytic solutions market, we face:
•Changes in customer spending preferences and other shifts in market demands, which drive changes in the Company's competition;
•Changes in pricing, marketing and product strategies, such as potential aggressive price discounting and the use of different pricing models by our competitors;
•Rapid changes in product delivery models, such as on-premises solutions versus cloud solutions;
•Rapid changes in computing technology and capabilities that challenge our ability to maintain differentiation;
•New and emerging analytic technologies, including for AI/ML, competitors, and business models;
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
Our competitors include established companies within our industry, including Amazon, Google, IBM, Oracle, Microsoft, and SAP, which are well-capitalized companies with widespread distribution, brand recognition and penetration of our product platforms and service offerings. The significant purchasing and market power of these larger competitors, which have greater financial resources than we do, could allow them to surpass our market penetration and marketing efforts to promote and sell their offerings and services. In addition, many other companies participate in specific areas of our business, such as enterprise applications, analytic platforms and business intelligence software. In some cases, we may partner with a company in one area of our business and compete with them in another. In particular, in delivering our Teradata VantageCloud offerings in a cloud environment to certain of our customers, we partner with each of Amazon Web Services, Google, and Microsoft, which are public cloud service providers. The status of our business relationships with these companies can influence our ability to compete for analytic data solutions opportunities in such areas. In addition, we see additional competition from both established and emerging cloud-only data vendors and open-source providers. Failure to compete successfully with new or existing competitors in these and other areas could have a material adverse impact on our ability to generate additional revenues or sustain existing revenue levels.
Current and evolving privacy laws and regulations regarding cloud computing, cross-border data transfer restrictions and other aspects of data privacy may impact the use and adoption of our solutions and services and adversely affect our business.
Federal, state and foreign governments continue to adopt new, or modify existing, laws and regulations addressing data privacy and the collection, processing, storage, transfer and use of data. Some of these impose new obligations directly on the Company as both a data controller and a data processor, as well as on many of our customers. New laws also require us to evaluate any required changes to our solutions and services on an ongoing basis to enable Teradata and/or our customers to comply with the new legal requirements and may also increase our potential liability through higher potential penalties for non-compliance. Further, laws such as the European Union’s proposed e-Privacy Regulation are increasingly aimed at the use of personal information for marketing purposes, and the tracking of individuals’ online activities. These new or proposed laws and regulations are also subject to differing interpretations which may be inconsistent among jurisdictions. These and other requirements could reduce demand for our solutions and services, require us to take on more onerous obligations in our contracts, restrict our ability to store, transfer and process data or, in some cases, impact our ability to offer our solutions and services in certain locations or our customers' ability to deploy our solutions globally. For example, existing and developing laws regarding how companies transfer personal data from the European Economic Area to the United States and other third-world countries can be unpredictable and could result in further limitations on the ability to transfer data across borders, particularly if governments are unable or unwilling to create new, or maintain existing, mechanisms that support cross-border data transfers. Additionally, certain countries have passed or are considering passing laws requiring local data residency. The costs of compliance with, and other burdens imposed by, privacy laws, regulations and standards may limit the use and adoption of our solutions and services, reduce overall demand for our solutions and services, make it more difficult to meet expectations from or commitments to customers, lead to significant fines, penalties or liabilities for noncompliance, or slow the pace at which we close sales transactions, any of which could harm our business.
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
Our employees and access to talent are critical to our success. Our future success depends on our ability to attract, retain, develop, and motivate the services of senior management and key personnel in all areas of our Company, including engineering and development, marketing and sales professionals, and consultants. Competition for highly skilled personnel and acquired talent in the IT industry is intense. We have experienced, and may continue to experience, voluntary workforce attrition, including the loss of senior management and key personnel, in part due to the highly-competitive job market in our industry. Furthermore, we are required to attract and retain talent with expertise in cloud-based technologies, particularly with respect to our engineering and development teams. No assurance can be made that key personnel will remain with us, and it may be difficult and costly to replace such employees and/or obtain qualified talent who are not employees. We implemented a remote working policy to expand our talent pool for key personnel and we cannot predict the longer-term workforce implications. Competition is heightened for diverse talent as companies, including us, develop and enhance DEI initiatives. Our failure to execute on our key culture initiatives, hire, retain or replace our key personnel could have a material adverse impact on our business operations.
RISKS RELATED TO LEGAL AND REGULATORY MATTERS
We face uncertainties regarding legal proceedings, complex and changing laws and regulations, and other related matters.
In the normal course of business, we are subject to proceedings, lawsuits, claims and other matters, including those that could relate to the environment, health and safety, employee benefits, export compliance, intellectual property, a variety of local laws and regulations, and other regulatory compliance and general matters. See "Note 10-Commitments and Contingencies" in the Notes to Consolidated Financial Statements in this Annual Report. Because such matters are subject to many uncertainties, their outcomes are not predictable. There can be no assurances that the amounts required to satisfy alleged liabilities from such matters will not impact future operating results.
In addition, we are subject to diverse and complex laws and regulations, including those relating to technology, including AI/ML, corporate governance, data privacy, public disclosure, and reporting, which are rapidly changing and subject to possible changes in the future. From time to time, we may conduct internal investigations to ensure compliance with such laws and regulations, the costs or results of which could impact our financial results. In addition, we may be subject to unexpected costs in connection with new public disclosure or other regulatory requirements that are issued from time to time. Laws and regulations impacting our customers, such as those relating to privacy, data protection and digital marketing, could also impact our future business. Because we do business in the government sector, we are generally subject to audits and investigations which could result in various civil or criminal fines, penalties or administrative sanctions, including debarment from future government business, which could negatively impact the Company’s results of operations or financial condition.
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
Where gaps exist in our intellectual property protection, even if such gaps are reasonable, our business could be materially adversely impacted. We may be unable to prevent third parties from using our technology without our authorization or independently developing technology that is similar to ours, particularly in those countries where the laws do not protect our proprietary rights as fully as in the United States (such as Iran, China and certain Eastern European countries who may use NSSAPC to advance their own industries). With respect to inventions for which we choose to file patent applications, we may not be successful in securing patents for these claims, and our competitors may already have applied for patents that, once issued, will prevail over our patent rights or otherwise limit our ability to sell our offerings.
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
We are seeing an extended trend towards aggressive enforcement of intellectual property rights, especially by so-called "patent assertion entities" ("PAEs") or "non-practicing entities" ("NPEs"), as the functionality of offerings in our industry increasingly overlaps and the volume of issued software patents continues to grow. As a result, we have been, and in the future could be, subject to infringement claims which, regardless of their validity, could:
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
•Adjustments to estimated taxes upon finalization of various tax returns; and
•Changes in available tax credits, especially surrounding tax credits in the United States for our research and development activities and foreign tax credits.
Tax rules may change in a manner that adversely affects our future reported results of operations or the way we conduct our business. Further changes in the tax laws of foreign jurisdictions could arise as a result of the base erosion and profit shifting project that was undertaken by the Organization for Economic Co-operation and Development ("OECD"). The OECD, which represents a coalition of member countries, recommended changes to numerous long-standing tax principles impacting how large multinational enterprises are taxed. In particular, the OECD has issued its guidance on the Global Anti-Base Erosion rules, with the purpose of ensuring multinational companies pay a 15% global minimum tax on the income generated in each of the jurisdictions where they operate in, referred to as "Pillar Two." Many jurisdictions, including several European Union members and G20 countries, have now committed to an effective enactment date for Pillar Two starting January 1, 2024. We are monitoring developments and evaluating the impacts these new rules will have on our tax rate, including eligibility to qualify for these safe harbor rules.
Further, the increased scrutiny on international tax and continuous changes to countries’ tax legislation may also affect the policies and decisions of tax authorities with respect to certain income tax and transfer pricing positions taken by the Company in prior or future periods. It is not uncommon for taxing authorities in different countries to have conflicting views, for instance, with respect to, among other things, the manner in which the arm’s length standard is applied for transfer pricing purposes, or with respect to the valuation of intellectual property. Our income tax obligations are based partly on our corporate structure and inter-company arrangements, including how we develop, value, and use our intellectual property and the valuations of our inter-company transactions. Tax authorities may disagree with certain positions we have taken and assess additional taxes. We regularly assess the likely outcomes of these audits to determine the appropriateness of our tax provision; however, there can be no assurance that we will accurately predict the outcomes of these audits, and the actual outcomes of these audits could have a material impact on our financial condition or results of operations. In addition, governmental authorities in the United States and throughout the world may increase or impose new income taxes or indirect taxes, or revise interpretations of existing tax rules and regulations, as a means of financing the costs of stimulus and other measures enacted or taken, or that may be enacted or taken in the future. Such actions could have an adverse effect on our results of operations and cash flows.
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
Further, our outstanding indebtedness is subject to financial and other covenants, which may be affected by changes in economic or business conditions or other events that are beyond our control. If we fail to comply with the covenants in any of our indebtedness, we may be in default under the loan, which may entitle the lenders to accelerate the debt obligations. To avoid defaulting on our indebtedness, we may be required to take actions such as reducing or delaying capital expenditures, reducing or eliminating stock repurchases, selling assets, restructuring or refinancing all or part of our existing debt, or seeking additional equity capital, any of which may not be available on terms that are favorable to us, if at all.

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
In addition, we operate in certain jurisdictions that utilize foreign currency controls that may temporarily restrict access to foreign currency which results in excess cash in the jurisdiction that cannot be remitted outside of the country and is, therefore, subject to foreign currency exchange rate risk. For example, the Company has operations in Argentina. The Central Bank of Argentina maintains currency controls that limit the Company’s ability to access U.S. dollars in Argentina and remit cash from its Argentine operations. During October of 2023, the Company began entering into Blue Chip Swap transactions (a foreign exchange mechanism which effectively results in a parallel U.S. dollar exchange rate) in order to remit cash from its Argentine operations and such action resulted in a pre-tax loss on investment of $13 million during the fourth quarter of 2023.
Foreign currency exchange rates and foreign currency controls have affected our revenue and net earnings and could continue to impact our revenue and net earnings. While we actively manage our foreign currency market risk in the normal course of business by entering into various derivative instruments to hedge against such risk, these derivative instruments involve risks and may not effectively limit our underlying exposure to foreign currency exchange rate fluctuations or minimize our net earnings and cash volatility associated with foreign currency exchange rate changes. Further, the failure of one or more counterparties to our foreign currency exchange rate contracts to fulfill their obligations to us could adversely affect our operating results.

Item 1B.	UNRESOLVED STAFF COMMENTS
None.

Item 1C.	CYBERSECURITY
Risk Management and Strategy
Our cybersecurity program is designed to protect information and information systems from unauthorized access, use, disclosure, disruption, modification, or destruction.
Enterprise Risk Management. We have processes in place for assessing, identifying, and managing material risks from cybersecurity threats, which are integrated into our Enterprise Risk Management ("ERM") program. Our ERM program, which is coordinated through our Enterprise Risk and Internal Audit function ("ERAS team"), includes the identification of risks relevant to Teradata’s business, including material risks from cybersecurity threats; assigning personnel responsible for such risks; the development of strategies and plans to monitor, assess, and mitigate such risks; and oversight of the identified risks through regular reporting and risk evaluations with management, our Board, and/or relevant Board committee. Our ERAS team works closely with the Information Security function, including our Chief Information Security Officer ("CISO"), in the cybersecurity risk management process that informs the ERM program.
Cybersecurity Processes. The processes in place for managing cybersecurity threats, including threats associated with our use of third-party service providers, include identifying potential cybersecurity threats; defining the roles and responsibilities of our personnel pursuant to our Cybersecurity Incident Response Plan ("CIRP"); continuous testing and training of our employees on cybersecurity risks and security hygiene; communication and escalation protocols; and tools and technologies for incident detection and responses. We continuously assess risks and changes in the cybersecurity environment and adjust our processes and cybersecurity investments as appropriate.
•Our information security processes are built upon a foundation of advanced security technology, a trained team of security experts, and operations based on various global practices, standards, and frameworks, including the International Organization for Standardization, International Electrotechnical Commission, and National Institute of Standards and Technology Cybersecurity Framework.
•We maintain policies, procedures, and controls that are designed to identify, protect, detect, respond to, and recover from information security and cybersecurity threats and incidents. Such items are reviewed, approved, and maintained by our CISO on an ongoing basis. In addition, we engage external advisors periodically to review and assess our policies, procedures, and controls.
•Our CIRP provides a documented framework for handling cybersecurity incidents. The CIRP addresses cybersecurity incident detection, containment, analysis, eradication, recovery, escalation protocols, and coordination across multiple functions of the organization.
•We have processes to manage cybersecurity risks associated with third-party service providers. Such providers are subject to information security assessments at the time of onboarding and at certain other times during their engagement with us. We require our providers to meet appropriate security requirements, controls, and responsibilities and comply with certain cybersecurity and data security standards that we have. We monitor compliance with these standards and investigate security incidents to take appropriate actions as necessary. However, despite the controls that we have in place, we also rely on our third-parties to implement security programs and we cannot ensure in all circumstances that their efforts will be successful.
•We maintain an annual cybersecurity training plan including employee training on cybersecurity risks, requirements, and incident reporting. As part of our training plan, we regularly perform phishing tests of our employees. In addition, our security training incorporates awareness of cyber threats (including but not limited to malware, ransomware, and social engineering attacks), password hygiene, incident reporting process, as well as physical security best practices. On an annual basis, our employees must complete cybersecurity awareness training.
•We perform simulations and drills to review and test our information security program, including tabletop exercises, penetration and vulnerability testing, and other exercises to evaluate the effectiveness of our information security program and improve our security measures and planning.
•We maintain insurance to provide coverage for certain losses from cybersecurity threats and incidents.
•We have developed business continuity and disaster recovery capabilities to mitigate interruptions to critical information systems and the loss of data and services from the effects of natural or man-made disasters to Teradata systems.
Cybersecurity Incidents. To protect our information systems from cybersecurity incidents and threats, we use various security tools that help prevent, identify, escalate, investigate, resolve, and recover from identified vulnerabilities and security incidents in a timely manner. We maintain controls and procedures that are designed to ensure prompt escalation of certain cybersecurity incidents so that decisions regarding materiality of the incident and any necessary public disclosure and reporting of such incidents can be made in a timely manner. In the last three fiscal years, we have not experienced any material cybersecurity incident and the expenses we have incurred from security incidents were immaterial. As a result, we do not believe that cybersecurity threats, including as a result of any previous cybersecurity incidents, have materially impacted our results of operations and financial condition. As cybersecurity threats become more sophisticated and coordinated, it is reasonably likely that we will be required to expend greater resources to continue to modify and enhance our protective measures as we pursue our business strategies.
Cybersecurity Risks. Notwithstanding the extensive approach we take to cybersecurity, we may not be successful in preventing or mitigating a cybersecurity incident that could have a material adverse effect on us. While we maintain cybersecurity insurance, the costs related to cybersecurity incidents may not be fully insured. See "Risk Factors — A cybersecurity incident, disruption, or failure of our information systems or those of our third-party providers could adversely impact our reputation, business, and financial results."
Governance
Board Oversight of Cybersecurity Risk. Our Board’s role is to engage in informed oversight of enterprise-wide risks as managed through our ERM program, including cybersecurity. While the full Board has overall responsibility for risk oversight, the Board has delegated oversight responsibility related to risks from cybersecurity threats to the Audit Committee.
The Audit Committee is responsible for reviewing the adequacy and effectiveness of the Company’s information security policies, the internal controls regarding information security and cybersecurity, and risks related to such exposures and actions taken to monitor and/or mitigate such risks. The Audit Committee receives quarterly reports as part of its meeting materials prepared by our CISO regarding the assessment of the status, adequacy, and effectiveness of our processes related to assessing, identifying, and managing cybersecurity risks and related mitigation plans. In addition, at least twice per year, the Audit Committee meeting agenda includes a presentation by the CISO to review and discuss the CISO’s report on cybersecurity risks, mitigation plans and the steps the security team has taken to monitor and control related exposures. The Audit Committee reports to the Board on cybersecurity matters discussed at its meetings and the CISO’s quarterly reports are provided to the Board as part of their meeting materials for their information as well.
Executive Oversight of Cybersecurity. Management is responsible for the Company’s planning, identification, assessment, and mitigation of risks from cybersecurity threats. Our CISO, Chief Legal Officer, and Chief Financial Officer comprise our Core Cybersecurity Management Team (the "CCMT"). The CCMT has oversight of Teradata’s CIRP and is informed and consulted on the response and resolution process for cybersecurity incidents. The CCMT is responsible for determining communications to inform relevant stakeholders of cybersecurity incidents as applicable, relevant, and/or required, including the Board; Audit Committee; the executive leadership team; investors; customers; employees; law enforcement; and regulators.
Depending on the nature and/or severity of the incident, additional stakeholders within the broader enterprise-wide management team may be included in the assessment, response, and resolution of an incident by the CCMT. The broader management team for this purpose may include, but is not limited to, executive and senior leaders in our Product, Customer, People, Information Technology, and Law functions, as well as others that may be considered necessary (collectively referred to as the "ECMT"). The ECMT provides oversight, perspective, and support from their respective areas of expertise to assist in analyzing the cybersecurity incident, materiality of the incident, and remediation considerations.
CISO and Cybersecurity Team. Our Information Security function is led by our CISO and is responsible for executing our enterprise-wide cybersecurity strategy, policy, standards, architecture, and processes.

•The Information Security function consists of qualified professionals in cybersecurity. This team sets the cybersecurity strategy for Teradata; develops Teradata’s cybersecurity architecture and deploys and manages tools and technologies aligned with such architecture to safeguard our information systems; manages the cybersecurity training required of our employees; monitors our cybersecurity threats and incidents; escalates the occurrence of cybersecurity incidents pursuant to the CIRP; and addresses and incorporates mitigation items.
•The CISO appoints a Cybersecurity Incident Response Coordinator ("CIRC") to lead the management of cybersecurity incidents. The primary responsibilities of the CIRC include, but are not limited to:
◦receiving and tracking all reported potential cybersecurity threats;
◦escalating incident response;
◦determining relevant stakeholders of the Information Technology function and cybersecurity incident response team, which team is selected by CIRC to serve as the lead function for investigating and coordinating cybersecurity incidents;
◦alerting the applicable support functions of the potential cybersecurity threat and any defensive action that would be required; and
◦alerting management, as applicable and necessary, of the potential cybersecurity threat.
•Members of our Information Security function have broad ranges of qualifications and experience in information technology and security.
◦Our CISO has over 25 years of information security experience during which he has worked on various information technology and security programs, including privacy operations and security risk management. He has experience with many different types of enterprises, including the federal government, private companies, and publicly listed companies. Our CISO has a Bachelor of Science in Information Technology and an MBA.

◦The team within the Information Security function (referred hereinto as the "cybersecurity team") possesses a robust blend of technical knowledge, practical skills, and strategic insight, gained through years of experience in the field of cybersecurity. Our cybersecurity team includes professionals certified in a wide array of cybersecurity disciplines. Their qualifications include, but are not limited to, Certified Information Systems Security Professional ("CISSP") for general security practices, Certified Ethical Hacker ("CEH") for penetration testing capabilities, Certified Information Systems Auditor ("CISA") for information systems auditing, Certified Information Security Manager ("CISM") for overseeing enterprise security, Certified Risk and Information Systems Control ("CRISC") for risk management, and Certified Cloud Security Professional ("CCSP") for cloud security expertise. Additionally, they possess various other certifications in specific technologies and cloud security from providers like AWS and Microsoft, along with numerous other industry-relevant security certifications. This diverse expertise underscores their comprehensive understanding of the cybersecurity landscape.
◦The cybersecurity team attends training programs to update their skills and knowledge.

Item 2.	PROPERTIES
As of December 31, 2023, Teradata operated 44 facilities in 30 countries consisting of approximately 672 thousand square feet throughout the world. Approximately 69% of this square footage is our headquarters in San Diego, which is the only property that we own, the rest of our property is leased. Within the total facility portfolio, Teradata operates 7 facilities where R&D activity occurs totaling approximately 253 thousand square feet, of which approximately 90% is owned. The remaining approximately 419 thousand square feet of space includes office, repair, warehouse and other miscellaneous sites, and is 55% owned and 45% leased. Teradata believes its facilities are suitable and adequate to meet its current needs. Teradata’s corporate headquarters is in San Diego, California.

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
Teradata common stock trades on the New York Stock Exchange under the symbol "TDC." There were approximately 18,457 registered holders of Teradata common stock as of February 14, 2024.
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
The following graph compares the relative performance of Teradata stock, the Standard & Poor’s ("S&P") 500 Stock Index and the S&P Information Technology Index. This graph covers the five-year period from December 31, 2018 to December 31, 2023. In each case, assumes a $100 investment on December 31, 2018, and reinvestment of all dividends, if any.

Comparison of 5 Year Cumulative Total Return

350
300
250
200
150
100
50
0
2018
2019
2020
2021
2022
2023
Teradata Corporation
S&P 500 Index
S&P Information Technology Index

	As of December 31,
Company/Index	2018	2019	2020	2021	2022	2023
Teradata Corporation	$100	$70	$59	$111	$88	$113
S&P 500 Index	$100	$129	$150	$190	$153	$190
S&P Information Technology Index	$100	$148	$211	$281	$200	$312

Purchases of Equity Securities by the Issuer and Affiliated Purchases
Section 16 officers occasionally transfer vested shares earned under restricted share awards to the Company at the current market price to cover their withholding taxes. For the year ended December 31, 2023, the total of these purchases was 416,815 shares at an average price of $40.57 per share.
The following table provides information relating to the Company’s repurchase of common stock for the year ended December 31, 2023:

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Dilution Offset Program (1)	Total Number of Shares Purchased as Part of Publicly Announced General Share Repurchase Program (2)	Maximum Dollar Value that May Yet Be Purchased Under the Dilution Offset Program	Maximum Dollar Value that May Yet Be Purchased Under the General Share Repurchase Program
Period
First quarter total	2,322,106	$37.69	137,380	2,184,726	$1,072,676	$758,232,193
Second quarter total	1,610,383	$44.93	56,144	1,554,239	$5,553,859	$688,873,071
Third quarter total	2,938,181	$48.02	253,402	2,684,779	$409,123	$560,227,734
October 2023	123,583	$43.23	7,800	115,783	$122,386	$555,227,916
November 2023	27,848	$43.00	—	27,848	$1,536,392	$554,030,560
December 2023	—	$—	—	—	$2,200,413	$554,030,560
Fourth quarter total	151,431	$43.19	7,800	143,631	$2,200,413	$554,030,560
2023 Full year total	7,022,101	$43.79	454,726	6,567,375	$2,200,413	$554,030,560
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
OVERVIEW
At Teradata Corporation ("we," "us," "Teradata," or the "Company"), we believe that people thrive when empowered with trusted information. We are focused on helping organizations improve business performance, enrich customer experiences, and integrate data across the enterprise. As such, we strive to innovate and deliver trusted solutions for their toughest data and analytics challenges. That is why we built our comprehensive open and connected cloud analytics and data platform for artificial intelligence ("AI"). With our Teradata Vantage platform, underpinned by our extensive patented workload management optimization, we are well positioned to help enterprises solve business problems and deliver business breakthroughs with its capabilities to provide harmonized data, trusted AI, and faster innovation. As a result, we believe that we empower our customers - and our customers' customers - to make better, more confident decisions, engage in faster innovation, and drive positive impact within the enterprise.
Teradata is recognized by industry analysts as offering a cloud analytics and data platform with next-generation, cloud-native deployment and expansive analytics capabilities. Teradata’s strategy is discussed under Part I, Item I of this Annual Report on Form 10-K.
We are continuing to execute on our key priorities, including supporting our on-premises customers, migrating customers to the cloud, upgrading customers from VantageCloud Enterprise to VantageCloud Lake, expanding our Teradata Vantage analytics and data platform product offering (which includes VantageCloud Enterprise, VantageCloud Lake, and ClearScape Analytics), adding new customers and expanding our footprint with existing customers, informing our customers on our AI capabilities, increasing our focus on diversity and inclusiveness, and driving operational excellence and agility across the Company.
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

2023 FINANCIAL OVERVIEW
As more fully discussed in later sections of this MD&A, the following are the financial highlights for 2023:
•Revenue of $1,833 million increased by 2% in 2023 as compared to 2022, with a 5% increase in recurring revenue. Foreign currency fluctuations had a 2% adverse impact on total revenue compared to the prior year. The recurring revenue increase was due primarily to an increase in Public Cloud revenue from migrations and expansions. Perpetual software licenses, hardware and other revenue decreased by 31% and consulting services revenue decreased by 5%. Revenues from perpetual software licenses, hardware and other decreased primarily due to our strategic shift towards recurring revenue. The decline in consulting service revenue was additionally due to our focus on higher-margin engagements and purposeful decrease in consulting services given the development of our strategic partner ecosystem.

•Gross profit as a percent of revenue was 60.8% in 2023, an increase from 60.2% in 2022, primarily due to a higher mix of recurring revenue and improving cloud gross profit rates year-over-year.
•Operating expenses in 2023 decreased by 4% as compared to 2022, primarily driven by our cost discipline initiatives and a favorable impact from foreign currency fluctuations.
•Operating income was $186 million in 2023, up from $118 million in 2022.
•Net income was $62 million in 2023 versus net income of $33 million in 2022, primarily due to increased revenue and lower operating expenses. Diluted net earnings per share was $0.61 in 2023 compared to diluted earnings per share of $0.31 in 2022.
RESULTS FROM OPERATIONS FOR THE YEARS ENDED DECEMBER 31, 2023 AND 2022
For discussion of fiscal year 2022 versus 2021 see "Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations" in our Annual Report filed with the SEC for the fiscal year ended December 31, 2022.
Revenue

		% of		% of
In millions	2023	Revenue	2022	Revenue
Recurring	$1,492	81.4%	$1,419	79.1%
Perpetual software license, hardware and other	45	2.5%	65	3.6%
Consulting services	296	16.1%	311	17.3%
Total revenue	$1,833	100.0%	$1,795	100.0%
2023 compared to 2022 - Total revenue increased 2% in 2023, which included a 2% negative impact from foreign currency exchange rate fluctuations. Total revenue growth was led by increased recurring revenue, offset in part by lower perpetual software license, hardware, and other revenue, as well as lower consulting revenue. Recurring revenue grew 5% in 2023, which included a 2% negative impact from foreign currency exchange rate fluctuations. Recurring revenue growth was driven by an increase in cloud revenue as we continue our intentional shift to the cloud. All three regions experienced strong cloud revenue growth year-over-year.
Revenues from perpetual software licenses, hardware, and other were down 31% in 2023, including 2% of adverse impact from foreign currency exchange rate fluctuations, as customers continue to transition to our subscription-based offerings, consistent with our overall strategy towards recurring revenue.
Consulting services revenue decreased 5%, including a 3% adverse impact from foreign currency exchange rate fluctuations, as we continue to realign and focus our consulting resources on higher-margin engagements. In this regard, we are focused on both direct engagement with customers and joint engagement with partners that drive increased software consumption within our targeted customer base.
As a portion of our operations and revenue occur outside the United States, and in currencies other than the U.S. dollar, we are exposed to fluctuations in foreign currency exchange rates. Based on currency rates as of January 31, 2024, Teradata is estimating a 1.0%-to-1.5% negative impact from currency translation on our 2024 full-year total revenues.

Financial and Performance Measures
Total ARR is composed of three main categories: (1) Public Cloud ARR, (2) ARR related to on-premises subscription-based contracts and private cloud ("Subscription ARR"), and (3) ARR related to our legacy perpetual maintenance and software upgrade rights. Our financial and performance measures for the following years ended December 31 was as follows:

ARR
	2023	2022

In millions
Public Cloud	$528	$357
Subscription	869	844
Maintenance and Software upgrade rights	173	281

Total ARR	$1,570	$1,482

Cloud Net Expansion rate	124%	117%
Total ARR increased 6% versus the prior year, with declines in Maintenance and Software upgrade rights ARR, more than off-set by growth in Public Cloud ARR and Subscription ARR. Foreign currency fluctuations had a positive 1% impact on total ARR. Our overall ARR growth was primarily driven by increased demand for our differentiated offerings, increasing partner involvement, and incremental workloads driving migrations and expansions.
Public Cloud ARR increased 48% versus the prior year primarily due to on-premises customers migrating to Teradata VantageCloud along with a strong net expansion rate of 124%. Foreign currency fluctuations had a positive 2% impact on Public Cloud ARR. Public Cloud ARR growth and the improved Cloud Net Expansion rate were driven by customer demand for our differentiated offerings, resulting in new workloads for both migrations and expansions. Subscription ARR increased 3% in 2023 from the prior year primarily due to net expansions, and included a 1% positive impact from foreign currency fluctuations.
Our Maintenance and Software upgrade rights ARR declined 38% compared to 2022. This was expected as we continue to transition to a subscription model and customers increasingly purchased Teradata on a subscription and/or public cloud basis.
We expect to see expansion as the primary contributor for Total ARR growth in 2024 and expansion and conversion as the primary contributors for Public Cloud ARR growth in 2024.
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
•Deal Mix - Refers to the type of transactions closed within the period that generate the total perpetual software license, hardware and other revenue. For example, a higher mix of Teradata versus third-party products can positively impact profitability.

Gross profit for the following years ended December 31 was as follows:

		% of		% of
In millions	2023	Revenue	2022	Revenue
Gross profit
Recurring	$1,074	72.0%	$1,022	72.0%
Perpetual software licenses, hardware and other	7	15.6%	18	27.7%
Consulting services	34	11.5%	41	13.2%
Total gross profit	$1,115	60.8%	$1,081	60.2%
2023 compared to 2022 - The increase in gross profit as a percentage of revenue was primarily driven by a higher mix of recurring revenue and improving cloud gross profit rates year-over-year.
Recurring gross profit as a percentage of revenue was flat from the prior year, primarily because the negative gross profit rate impact on increased Public Cloud revenue was offset by improved Public Cloud gross profit rates year-over-year.
The decrease in perpetual software licenses, hardware and other gross profit as a percentage of revenue was primarily driven by deal mix and a higher ratio of perpetual hardware to software revenue as compared to prior year as the vast majority of all customers have transitioned to our subscription-based offerings, consistent with our overall strategy.
Consulting services gross profit as a percentage of revenue decreased as compared to the prior year primarily due to lower consulting services revenue. We continue to refocus our consulting organization on Teradata Vantage-oriented offerings and reduce our footprint in non-core consulting engagements, accompanied by our strategic development of a partner ecosystem.
We expect to continue investing in activities that generate growth in AI, enhance commercial awareness of our brand, and continue to drive increased adoption and consumption of the Teradata VantageCloud platform, including greater efficiencies with cloud service providers.
Operating Expenses

		% of		% of
In millions	2023	Revenue	2022	Revenue
Operating expenses
Selling, general and administrative expenses	$635	34.6%	$650	36.2%
Research and development expenses	294	16.0%	313	17.4%
Total operating expenses	$929	50.7%	$963	53.6%
2023 compared to 2022 - The decrease in selling, general and administrative ("SG&A") expense was primarily driven by the favorable impact from foreign currency exchange rate fluctuations and continued cost discipline as compared to the prior year.
R&D expenses decreased in 2023 as compared to the prior year. R&D expenses were impacted by continued cost discipline initiatives as compared to the prior year.
We intend to continue investing in areas that generate growth, such as AI/ML, demand creation, and brand awareness. We expect to balance these investments with cost discipline in non-revenue generating areas and productivity improvements.

Other Expense, net

In millions	2023	2022
Interest income	$25	$15
Interest expense	(30)	(24)
Other	(64)	(42)
Total Other Expense, net	$(69)	$(51)
Other expense, net in 2023 and 2022, is comprised primarily of interest expense on long-term debt and finance leases, foreign currency transactions, as well as benefit costs for our pension and postemployment plans, partially offset by interest income earned on our cash and cash equivalents. Other expense is higher in 2023, primarily due to a $13 million loss with respect to Argentina Blue Chip Swaps (a foreign exchange mechanism which effectively results in a parallel U.S. dollar exchange rate) in order to remit cash from our Argentine operations and $8 million higher losses resulting from foreign currency transactions compared to the prior year.
Provision for Income Taxes
The effective income tax rate for the following years ended December 31 was as follows:

	2023	2022
Effective Tax Rate	47.0%	50.7%
The 2023 effective tax rate included a net $18 million of discrete tax expense, of which $15 million of tax expense related to the foreign currency translation impact on deferred and payable balances for our Argentina operations due to hyperinflation in Argentina and $10 million of tax expense related to a valuation allowance recorded against deferred tax assets for our operations in Argentina and other reorganization and transformation activities. These expenses were offset by $4 million of tax benefit related to the reversal of a FIN 48 tax reserve due to the expiration of statute of limitations and $3 million of incremental tax benefit related to stock-based compensation.
The 2022 effective tax rate included a net $1 million of discrete tax benefit, of which $2 million of tax benefit related to the reversal of a FIN 48 tax reserve due to the expiration of statute of limitations and $4 million of incremental tax benefit related to stock-based compensation. These tax benefits were partially offset by $5 million of discrete tax expense related to valuation allowances recorded against deferred tax assets and current receivables in Russia that are not expected to be realized as a result of the discontinuation of our business in Russia in 2022.
Effective on January 1, 2022, the U.S. tax law changed to require that R&D expenses be capitalized and amortized for tax purposes under Internal Revenue Code Section 174; as a result of this law change, we recognized approximately $2 million of tax expense related to global intangible low-taxed income ("GILTI") in our marginal effective tax rate for 2023 and approximately $4 million for 2022. We expect that a majority of our foreign earnings will be repatriated to the U.S.
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

The following table presents revenue and operating performance by segment for the years ended December 31:

		% of		% of
In millions	2023	Revenue	2022	Revenue
Segment revenue
Americas	$1,089	59.4%	$1,038	57.8%
EMEA	475	25.9%	465	25.9%
APJ	269	14.7%	292	16.3%
Total segment revenue	$1,833	100%	$1,795	100%
Segment gross profit
Americas	$689	63.3%	$643	61.9%
EMEA	295	62.1%	285	61.3%
APJ	149	55.4%	177	60.6%
Total segment gross profit	$1,133	61.8%	$1,105	61.6%
2023 compared to 2022
Americas
Americas revenue increased 5% including a 2% negative impact from foreign currency exchange rate fluctuations. An increase in Americas recurring revenue of 7% and Americas consulting revenue of 2% was partially offset by a decrease of 39% in Americas perpetual software licenses, hardware and other revenue. Segment gross profit, as a percentage of revenue, increased due to higher gross profit associated with upfront license revenue compared to the prior year, partially offset by a higher mix of Public Cloud revenue.
EMEA
EMEA revenue increased 2%, which included a 1% unfavorable impact from foreign currency exchange rate fluctuations. The overall increase in revenue included an increase of 10% in EMEA recurring revenue offset by a 10% decrease in EMEA consulting revenue and a decrease of 39% in EMEA perpetual software licenses, hardware and other revenue. EMEA segment gross profit, as a percentage of revenue, increased due to a higher mix of recurring revenue, partially offset by the negative impact of ceasing operations in Russia in 2022.
APJ
APJ revenue decreased 8%, which included a 5% unfavorable impact from foreign currency exchange rate fluctuations. The overall decrease in revenue included a decrease in APJ recurring revenue of 9% , an increase of 22% ($2 million) in APJ perpetual software licenses, hardware and other revenue and a decrease in APJ consulting revenue of 8%. Overall APJ revenue was negatively impacted by the wind-down of direct operations in China that started earlier in 2023. The decrease in consulting revenue was also consistent with our focus on higher-margin Teradata Vantage-oriented engagements and purposeful decrease in consulting services given our strategic development of a partner ecosystem. The decrease in APJ segment gross profit, as a percentage of revenue was primarily due to reduced revenues.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES
Teradata ended 2023 with $486 million in cash and cash equivalents, a $83 million decrease from December 31, 2022, after using approximately $308 million for repurchases of Company common stock during the year. Cash provided by operating activities decreased by $44 million to $375 million in 2023 compared to 2022. The decrease in cash provided by operating activities was primarily due to the difference in cash taxes paid. Teradata had $65 million in net cash tax payments in 2023, compared to a net refund of $18 million in 2022, due primarily to a $50 million tax refund received the first quarter of 2022 related to our Cares Act carryback claim. Teradata used approximately $43 million of cash in 2023 for reorganization activities, including aligning our go-to-market function with our cloud-first strategy, and other activities to optimize our workforce, as compared to $26 million used in 2022 for similar purposes.

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
The table below shows net cash provided by operating activities and capital expenditures for the following periods:

In millions	2023	2022
Net cash provided by operating activities	$375	$419
Less:
Expenditures for property and equipment	(19)	(14)
Additions to capitalized software	(1)	(2)
Free cash flow	$355	$403
Financing activities and certain other investing activities, such as our strategic acquisition of Stemma Technologies during the third quarter of 2023, are not included in our calculation of free cash flow. The acquisition of Stemma Technologies was not financially material. In the fourth quarter of 2023, we entered into Blue Chip Swap transactions in order to remit cash from our Argentine operations that resulted in a pre-tax loss on investment of $13 million, the net purchases of which are reported in other investing activities in the Consolidated Statement of Cash Flows. There were no other material other investing activities in 2023 and 2022.
Teradata’s financing activities for 2023 and 2022 primarily consisted of cash outflows for share repurchases and payments on our finance leases. At December 31, 2023, we had no outstanding borrowings on our $400 million Revolving Facility (as defined below).
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
•Our open market share repurchase program provides for the repurchase of Teradata stock periodically on an ongoing basis in open market transactions, through 10b5-1 programs, through accelerated share repurchase programs, in privately negotiated transactions, or through the use of derivative instruments, in accordance with applicable securities rules regarding issuer repurchases. The open market share repurchase program will expire on December 31, 2025. On November 1, 2021, our Board of Directors authorized an additional $1 billion for share repurchases under the open market share repurchase program. There is a total authority of $554 million remaining under the open market share repurchase program as of December 31, 2023.
In the aggregate under the dilution offset share repurchase program and the open market share repurchase program, we repurchased approximately 7.0 million shares of our common stock at an average price per share of $43.79 in 2023 and approximately 9.4 million shares of our common stock at an average price per share of $41.16 in 2022.
Share repurchases are reported on a trade date basis. Our share repurchase activity depends on factors such as our working capital needs, our cash requirements for capital investments, our stock price, and economic and market conditions.

Other financing activities, including net share settlement for the payroll tax liability of section 16 officers (as discussed in Item 5 of this Annual Report on Form 10-K), offset by proceeds from the ESPP and the exercise of stock options, net of tax, was a net inflow of $7 million for 2023 and a net inflow of $5 million (including fees from the credit facility agreement) for 2022.
Our total cash and cash equivalents held outside the United States in various foreign subsidiaries was $428 million as of December 31, 2023 and $405 million as of December 31, 2022. The remaining balance held in the United States ("U.S.") was $58 million as of December 31, 2023 and $164 million as of December 31, 2022. The Company expects that a majority of its foreign earnings will be repatriated to the U.S. Effective January 1, 2018, the U.S. moved to a territorial system of international taxation, and as such will generally not subject future foreign earnings to U.S. taxation upon repatriation in future years.
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
Long-Term Debt. On June 28, 2022, we entered into a Credit Agreement that provides for (i) a five-year unsecured term loan in an aggregate principal amount of $500 million (the "Term Loan"), and (ii) a five-year unsecured revolving credit facility in an aggregate principal amount of up to $400 million, including a $50 million sublimit for the issuance of standby letters of credit and a $50 million sublimit for swingline loans (the "Revolving Facility" and, collectively with the Term Loan, the "Credit Facility"). The Credit Facility replaces our prior revolving credit agreement in the maximum principal of $400 million and our prior term loan agreement in the principal amount of $500 million, both of which were entered into in 2018 (the "Prior Agreements"). In connection with the execution of the Credit Facility, the $400 million term loan outstanding under the Prior Agreements was repaid in full. Our long-term debt is discussed in Note 12 of Notes to Consolidated Financial Statements. In addition, as disclosed in Note 9 of Notes to Consolidated Financial Statements, Teradata entered into an interest rate swap to hedge approximately 90% of the floating interest rate of the total $500 million Term Loan and a cross currency swap to hedge a portion of Euro currency exposure of its net investment in certain foreign subsidiaries.
On September 21, 2023, the Credit Agreement was amended to establish key performance indicators with respect to certain environmental, social, and governance ("ESG") targets, pursuant to which certain positive or negative adjustments would be made to various fees and applicable margin based on Teradata’s performance against such ESG targets.
Leases. In the normal course of business, we enter into operating and finance leases that impact, or could impact, our liquidity. Leases and minimum lease obligations as of December 31, 2023 are described in detail in Note 13 of Notes to Consolidated Financial Statements.
Contractual and Other Commercial Commitments. In the normal course of business, we enter into various contractual obligations that impact, or could impact, our liquidity. The following table and discussion outline our material obligations at December 31, 2023, with projected cash payments in the periods shown:

	Total		2025-	2027-	2029 and
In millions	Amounts	2024	2026	2028	Thereafter
Transition tax	$52	$23	$29	$—	$—
Purchase obligations	848	255	412	181	—
Total transition tax and purchase obligations	$900	$278	$441	$181	$—
Transition tax is the remaining payable balance as of December 31, 2023 of the one-time tax on accumulated foreign earnings resulting from the 2017 Tax Act. The payments associated with this deemed repatriation are being paid over seven years ending in 2025. Purchase obligations are committed purchase orders and other contractual commitments for goods and services and include non-cancelable contractual payments for fixed or minimum amounts to be purchased in relation to service agreements with various vendors for ongoing telecommunications, information technology, hosting and other services.
Additionally, we had $40 million of unrecognized tax benefits recorded on our balance sheet as of December 31, 2023, of which $19 million is recorded in non-current liabilities and $21 million is reflected as an offset to deferred tax assets related to certain tax attribute carryforwards. These items are not included in the table of obligations shown above. The settlement period for the non-current income tax liabilities cannot be reasonably estimated as the timing and the amount of the payments, if any, will depend on possible future tax examinations with the various tax authorities.
We also have postemployment and international pension obligations that may affect future cash flow. These items are not included in the table of obligations shown above. We are also potentially subject to concentration of supplier risk. Our hardware components are assembled primarily by Flex Ltd. ("Flex"). Flex procures a wide variety of components used in the manufacturing process on our behalf. Although many of these components are available from multiple sources, we utilize preferred supplier relationships to better ensure more consistent quality, cost, and delivery. Typically, these preferred suppliers maintain alternative processes and/or facilities to ensure continuity of supply. Given our strategy to outsource manufacturing activities to Flex and to source certain components from single suppliers, a disruption in production at Flex or at a supplier could impact the timing of customer shipments and/or Teradata’s operating results. In addition, a significant change in the forecasts to any of these preferred suppliers could result in purchase obligations or components that may be in excess of demand. Postemployment and pension obligations are described in detail in "Note 8—Employee Benefit Plans" in the Notes to Consolidated Financial Statements.
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
We review the standalone selling price on a periodic basis and update it, when appropriate, to ensure that the practices employed reflect our recent pricing experience. We maintain internal controls over the establishment and updates of these estimates, which includes review and approval by management. For the year ended December 31, 2023 there was no material impact to revenue resulting from changes in the standalone selling price, nor do we expect a material impact from such changes in the near term. Refer to Notes 1 and 3 in the Notes to Consolidated Financial Statements included in this Annual Report on Form 10-K for discussion of our revenue recognition policies.
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
We account for uncertainty in income taxes by prescribing thresholds and attributes for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. We may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. We record any interest and/or penalties related to uncertain tax positions in the income tax expense line on our Consolidated Statements of Income. As of December 31, 2023, the Company has a total of $40 million of unrecognized tax benefits, of which $19 million is included in the other liabilities section of the Company’s consolidated balance sheet as a non-current liability and $21 million of uncertain tax positions relates to certain tax attributes generated by the Company which are netted against the underlying deferred tax assets recorded on the balance sheet.
We regularly review our deferred tax assets for recoverability and establish a valuation allowance if it is more likely than not that some portion or all of a deferred tax asset will not be realized. We have recorded $90 million in 2023 and $69 million in 2022 for valuation allowances, $69 million of which offset our California R&D tax credit carryfoward, and $15 million of which relates to our US Foreign Tax Credit Carryforward, as the Company expects to continue to generate excess California R&D & Foreign tax credits into the foreseeable future.
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
Goodwill and Acquired Intangible Assets
The Company reviews goodwill for impairment annually and whenever events or changes in circumstances indicate the carrying value of goodwill may not be recoverable. For 2023, the Company performed a quantitative impairment test. In this test, the Company compared the fair value of each reporting unit to its carrying value. The Company typically determines the fair value of its reporting units using a weighting of fair values derived from the income and market approaches. Under the income approach, the Company calculates the fair value of a reporting unit based on the present value of estimated future cash flows. The market approach estimates fair value based on market multiples of revenue and earnings derived from comparable companies with similar operating and investment characteristics as the reporting unit. If the fair value of the reporting unit exceeds the carrying value of the net assets assigned to that unit, goodwill is not impaired. If the carrying value of the net assets assigned to the reporting unit exceeds the fair value of the reporting unit, then the Company records an impairment loss equal to the difference. In the fourth quarter of 2023, the Company performed its annual impairment test of goodwill and determined that no impairment to the carrying value of goodwill was necessary.
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
Pension and Postemployment Benefits
We measure pension and postemployment benefit costs and credits using actuarial valuations. Actuarial assumptions attempt to anticipate future events and are used in calculating the expense and liability relating to these plans. These factors include assumptions we make about interest rates, expected investment return on plan assets, total and involuntary turnover rates, and rates of future compensation increases. In addition, our actuarial consultants also use subjective factors such as withdrawal rates and mortality rates to develop our valuations. We review and update these assumptions on an annual basis at the beginning of each fiscal year. We are required to consider current market conditions, including changes in interest rates, in making these assumptions. The actuarial assumptions that we use may differ materially from actual results due to changing market and economic conditions, higher or lower withdrawal rates, or longer or shorter life spans of participants. These differences may result in a significant impact to the measurement of our pension and postemployment benefit obligations and to the amount of pension and postemployment benefits expense we have recorded or may record. For example, as of December 31, 2023, a one-half percent increase/decrease in the discount rate would change the projected benefit obligation of our pension plans by approximately $7 million, and a one-half percent increase/decrease in our involuntary turnover assumption would change our postemployment benefit obligation by approximately $5 million.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS
A discussion of recently issued accounting pronouncements is described in "Note 1—Description of Business, Basis of Presentation and Significant Accounting Policies" in the Notes to Consolidated Financial Statements in this Annual Report, and we incorporate such discussion by reference.

Item 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
The Company employs a foreign currency hedging strategy to limit potential losses in earnings or cash flows from adverse foreign currency exchange rate movements. Foreign currency exposures arise from transactions denominated in a currency other than the Company’s functional currency and from foreign denominated revenue and profit translated into U.S. dollars. The Company operates in approximately 40 countries and is exposed to various foreign currencies in the Americas region (North America and Latin America), EMEA region (Europe, Middle East, and Africa) and APJ region (Asia Pacific and Japan). Exposures are hedged with foreign currency forward contracts with maturity dates of twelve months or less. The potential loss in fair value at December 31, 2023, for such contracts resulting from a hypothetical 10% adverse change in all foreign currency exchange rates is immaterial. Any loss would be mitigated by corresponding gains on the underlying exposures.
In June 2022, Teradata entered into a four-year interest rate swap to hedge approximately 90% of the floating interest rate of the total $500 million Term Loan and a cross currency swap to hedge a portion of Euro currency exposure of its net investment in certain foreign subsidiaries as more fully described in "Note 12 - Debt" in the Notes to Consolidated Financial Statements in this Annual Report. The Company uses interest rate swaps to manage interest rate risks on future interest payments caused by interest rate changes on its variable rate term loan facility. The notional amount of the hedge will step-down according to the amortization schedule of the term loan. The fair value of these contracts and swaps are measured at the end of each reporting period using observable inputs other than quoted prices, specifically market spot and forward exchange rates. The fair value of interest rate swaps recorded in other assets at December 31, 2023 was $8 million. A hypothetical 50 basis point increase/decrease in interest rates would result in an increase/decrease to the fair value of the hedge of approximately $6 million. The fair value of the net investment Euro currency hedge recorded in other liabilities at December 31, 2023 was $8 million. A hypothetical 50 basis point increase/decrease in currency exchange rates would result in an increase/decrease to the fair value of the hedge of approximately $2 million.
For additional information regarding the Company’s foreign currency hedging strategy and interest rate swaps, see "Note 9 - Derivative Instruments and Hedging Activities" in the Notes to Consolidated Financial Statements in this Annual Report.

Item 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Teradata Corporation
Opinions on the Financial Statements and Internal Control over Financial Reporting
We have audited the accompanying consolidated balance sheets of Teradata Corporation and its subsidiaries (the “Company”) as of December 31, 2023 and 2022, and the related consolidated statements of income, of comprehensive income, of changes in stockholders’ equity and of cash flows for each of the three years in the period ended December 31, 2023, including the related notes and financial statement schedule listed in the index appearing under Item 15(a)(2) (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2023 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.
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
Revenue Recognition - Evaluation of Nonstandard Terms and Conditions with Customers
As described in Notes 1 and 3 to the consolidated financial statements, the Company has $1,833 million of total revenue for the year ended December 31, 2023, of which a significant portion is generated from revenue with contracts which contain multiple performance obligations. When the Company enters into contracts with multiple performance obligations, management allocates the contract’s transaction price to each performance obligation using the relative standalone selling price of each distinct good or service in the contract. As disclosed by management, revenue recognition for complex contractual arrangements requires judgment, including a review of specific contracts and other factors. Specifically, complex arrangements with nonstandard terms and conditions may require significant contract interpretation to determine the appropriate accounting, including the determination whether promised goods or services are capable of being distinct and distinct within the context of the contract. If these criteria are not met, the promised goods or services are combined with other goods or services and accounted for as a combined performance obligation.
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
February 23, 2024
We have served as the Company’s auditor since 2007.

TERADATA CORPORATION
Consolidated Statements of Income
In millions, except per share amounts

	For the Years Ended December 31
	2023	2022	2021
Revenue
Subscription software licenses	$310	$289	$303
Services and other	1,182	1,130	1,161
Total recurring	1,492	1,419	1,464
Perpetual software licenses, hardware and other	45	65	77
Consulting services	296	311	376
Total revenue	1,833	1,795	1,917
Cost of revenue
Subscription software licenses	20	22	12
Services and other	398	375	353
Total recurring	418	397	365
Perpetual software licenses, hardware and other	38	47	43
Consulting services	262	270	323
Total cost of revenue	718	714	731
Gross profit	1,115	1,081	1,186
Operating expenses
Selling, general and administrative expenses	635	650	646
Research and development expenses	294	313	309
Total operating expenses	929	963	955
Income from operations	186	118	231
Other expense, net
Interest expense	(30)	(24)	(26)
Interest income	25	15	6
Other expense	(64)	(42)	(19)
Total other expense, net	(69)	(51)	(39)
Income before income taxes	117	67	192
Income tax expense	55	34	45
Net income	$62	$33	$147
Net income per weighted average common share
Basic	$0.62	$0.32	$1.35
Diluted	$0.61	$0.31	$1.30
Weighted average common shares outstanding
Basic	99.8	103.2	108.6
Diluted	102.4	105.8	112.9
The accompanying notes are an integral part of the consolidated financial statements.

TERADATA CORPORATION
Consolidated Statements of Comprehensive Income
In millions

	For the Years Ended December 31
	2023	2022	2021
Net income	$62	$33	$147
Other comprehensive income (loss):
Foreign currency translation adjustments	6	(30)	(12)
Unrealized loss on cross-currency net investment hedge, before tax	(7)	(1)	—
Unrealized loss on cross-currency net investment hedge, tax portion	2	—	—
Total currency translation adjustments	1	(31)	(12)
Derivatives:
Unrealized (loss) gain on derivatives, before tax	(5)	25	14
Unrealized (loss) gain on derivatives, tax portion	1	(6)	(3)
Unrealized (loss) gain on derivatives, net of tax	(4)	19	11
Defined benefit plans:
Reclassification of loss to net income	7	9	11
Defined benefit plan adjustment, before tax	(17)	33	(2)
Defined benefit plan adjustment, tax portion	3	(11)	(3)
Defined benefit plan adjustment, net of tax	(7)	31	6
Other comprehensive (loss) income	(10)	19	5
Comprehensive income	$52	$52	$152
The accompanying notes are an integral part of the consolidated financial statements.

TERADATA CORPORATION
Consolidated Balance Sheets
In millions, except per share amounts

	At December 31
	2023	2022
Assets
Current assets
Cash and cash equivalents	$486	$569
Accounts receivable, net	286	364
Inventories	13	8
Other current assets	84	87
Total current assets	869	1,028
Property and equipment, net	239	244
Right of use assets - operating lease, net	9	13
Goodwill	398	390
Capitalized contract costs, net	68	92
Deferred income taxes	221	213
Other assets	69	42
Total assets	$1,873	$2,022
Liabilities and stockholders’ equity
Current liabilities
Current portion of long-term debt	$19	$—
Current portion of finance lease liability	66	67
Current portion of operating lease liability	6	8
Accounts payable	100	94
Payroll and benefits liabilities	130	137
Deferred revenue	570	589
Other current liabilities	105	112
Total current liabilities	996	1,007
Long-term debt	480	498
Finance lease liability	63	54
Operating lease liability	6	10
Pension and other postemployment plan liabilities	102	101
Long-term deferred revenue	22	8
Deferred tax liabilities	8	7
Other liabilities	61	79
Total liabilities	1,738	1,764
Commitments and contingencies (Note 10)
Stockholders’ equity
Preferred stock: par value $0.01 per share, 100.0 shares authorized, no shares issued and outstanding at December 31, 2023 and 2022, respectively	—	—
Common stock: par value $0.01 per share, 500.0 shares authorized, 97.9 and 101.1 shares issued and outstanding at December 31, 2023 and 2022, respectively	1	1
Paid-in capital	2,074	1,941
Accumulated deficit	(1,811)	(1,565)
Accumulated other comprehensive loss	(129)	(119)
Total stockholders’ equity	135	258
Total liabilities and stockholders’ equity	$1,873	$2,022
The accompanying notes are an integral part of the consolidated financial statements.

TERADATA CORPORATION
Consolidated Statements of Cash Flows
In millions

	For the Years Ended December 31
	2023	2022	2021
Operating activities
Net income	$62	$33	$147
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	116	134	149
Stock-based compensation expense	126	126	112
Deferred income taxes	(11)	(26)	14
Loss on Blue Chip Swap	13	—	—
Changes in assets and liabilities:
Receivables	78	(28)	(5)
Inventories	(5)	18	3
Account payables and accrued expenses	7	35	17
Deferred revenue	(5)	18	42
Other assets and liabilities	(6)	109	(16)
Net cash provided by operating activities	375	419	463
Investing activities
Expenditures for property and equipment	(19)	(14)	(28)
Additions to capitalized software	(1)	(2)	(3)
Business acquisitions, other investing activities and proceeds on Blue Chip Swap, net of purchases	(29)	(2)	—
Net cash used in investing activities	(49)	(18)	(31)
Financing activities
Repurchases of common stock	(308)	(387)	(244)
Proceeds from long-term borrowings	—	500	—
Repayments of long-term borrowings	—	(413)	(44)
Payments of finance leases	(82)	(86)	(92)
Other financing activities, net	7	5	24
Net cash used in financing activities	(383)	(381)	(356)
Effect of exchange rate changes on cash and cash equivalents	(28)	(44)	(14)
(Decrease) increase in cash, cash equivalents and restricted cash	(85)	(24)	62
Cash, cash equivalents and restricted cash at beginning of year	571	595	533
Cash, cash equivalents and restricted cash at end of year	$486	$571	$595
Reconciliation of cash, cash equivalents and restricted cash to the Consolidated Balance Sheets
Cash and cash equivalents	$486	$569	$592
Restricted cash	—	2	3
Total cash, cash equivalents and restricted cash	$486	$571	$595

Supplemental data
Supplemental cash flow disclosure:
Assets acquired by finance lease	$90	$78	$76
Assets acquired by operating lease	$6	$4	$9
Annual variable incentive payout settled in equity	$—	$—	$17
Cash paid during the year for:
Income taxes, net	$65	$(18)	$44
Interest	$30	$23	$26
The accompanying notes are an integral part of the consolidated financial statements.

TERADATA CORPORATION
Consolidated Statements of Changes in Stockholders’ Equity
In millions

	Common Stock		Paid-in	Retained Earnings (Accumulated	Accumulated Other Comprehensive
	Shares	Amount	Capital	Deficit)	(Loss) income	Total
December 31, 2020	108	$1	$1,656	$(1,114)	$(143)	$400
Net income	—	—	—	147	—	147
Employee stock compensation, employee stock purchase programs and option exercises, net of tax	5	—	152	—	—	152
Repurchases of common stock, retired	(6)	—	—	(244)	—	(244)
Pension and postemployment benefit plans, net of tax	—	—	—	—	6	6
Unrealized gain on derivatives, net of tax	—	—	—	—	11	11
Currency translation adjustment	—	—	—	—	(12)	(12)
December 31, 2021	107	$1	$1,808	$(1,211)	$(138)	$460
Net income	—	—	—	33	—	33
Employee stock compensation, employee stock purchase programs and option exercises, net of tax	3	—	133	—	—	133
Repurchases of common stock, retired	(9)	—	—	(387)	—	(387)
Pension and postemployment benefit plans, net of tax	—	—	—	—	31	31
Unrealized gain on derivatives, net of tax	—	—	—	—	19	19
Currency translation adjustment	—	—	—	—	(31)	(31)
December 31, 2022	101	$1	$1,941	$(1,565)	$(119)	$258
Net income	—	—	—	62	—	62
Employee stock compensation, employee stock purchase programs and option exercises, net of tax	4	—	133	—	—	133
Repurchases of common stock, retired	(7)	—	—	(308)	—	(308)
Pension and postemployment benefit plans, net of tax	—	—	—	—	(7)	(7)
Unrealized loss on derivatives, net of tax	—	—	—	—	(4)	(4)
Currency translation adjustment	—	—	—	—	1	1
December 31, 2023	98	$1	$2,074	$(1,811)	$(129)	$135
The accompanying notes are an integral part of the consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 1 Description of Business, Basis of Presentation and Significant Accounting Policies
Description of the Business. Teradata Corporation ("we," "us," "Teradata," or the "Company") is focused on helping organizations improve business performance, enrich customer experiences, and integrate data across the enterprise. As such, we strive to innovate and deliver trusted solutions for complex data and analytics challenges. That's why we built our comprehensive open and connected cloud analytics and data platform for artificial intelligence ("AI"). Our Teradata Vantage platform is designed to help enterprises solve business problems and deliver business breakthroughs with its capabilities to provide harmonized data, trusted AI, and faster innovation.
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
Teradata delivers its platform and services primarily through direct sales channels, as well as through other independent software vendors and distributors and value-added resellers. Standard payment terms may vary based on the country in which the contract is executed, but are generally between 30 days and 90 days. The following is a description of the principal activities and performance obligations from which the Company generates its revenue:
•Subscription software licenses, services and other - The Company sells on-premises and cloud subscriptions to its customers through its subscription licenses, cloud and hardware rental offerings. Teradata’s on-premises subscription licenses include a right-to-use license and revenue is recognized upfront at a point in time unless the customer has a contractual right to cancel, where revenue is recognized period-to-period based on the cancellation terms. Subscription licenses are reported within the subscription software licenses caption on the Consolidated Statements of Income. The subscription software license support and unspecified software license upgrade rights on a when-and-if-available basis that are included in the subscription are reported within the recurring services and other caption and recognized ratably over the contract term. Cloud arrangements include a right-to-access software license on third party hosted hardware such as the public cloud. Revenue is recognized ratably, or as consumed, over the contract term and included within the recurring services and other caption. Cloud arrangements typically include a minimum fixed amount that is recognized ratably over the contract term and may include an elastic amount for usage above the minimum, which is recognized monthly based on actual utilization. For the Company's hardware rental offering, the Company owns the hardware and typically finances the hardware to more closely align the use of cash with the expected cash inflows from contracts with customers. The revenue for these arrangements is generally recognized straight-line over the term of the contract and is included within the recurring services and other caption. Hardware rentals are generally accounted for as operating leases and considered outside the scope of Topic 606.
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

In millions	2023	2022	2021
Depreciation expense	$110	$127	$139

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
Costs incurred for the development of analytic database software that will be sold, leased or otherwise marketed are expensed as incurred based on the frequency and agile nature of development. The Company uses agile development methodologies to help respond to new technologies and trends and rapidly changing customer needs. Agile development methodologies are characterized by a more dynamic development process with more frequent and iterative revisions to a product release features and functions as the software is being developed. Due to the shorter development cycle and focus on rapid production associated with agile development, the Company did not capitalize any amounts for external-use software development costs in 2023, 2022 and 2021 due to the relatively short duration between the completion of the working model and the point at which a product is ready for general release.
The following table identifies the activity relating to capitalized internal-use software for the following periods:

	Internal-use Software
In millions	2023	2022	2021
Beginning balance at January 1	$8	$10	$13
Capitalized	2	3	3
Amortization	(5)	(5)	(6)
Ending balance at December 31	$5	$8	$10
The aggregate amortization expense (actual and estimated) for internal-use software for the following periods is:

	Actual	For the years ended (estimated)
In millions	2023	2024	2025	2026	2027	2028
Internal-use software amortization expense	$5	$4	$2	$2	$2	$2
Valuation of Long-Lived Assets. Long-lived assets such as property and equipment, acquired intangible assets and internal capitalized software are reviewed for impairment when events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. An impairment is calculated based on the present value of future cash flows and an impairment loss would be recognized when estimated future undiscounted cash flows expected to result from the use of the asset and its eventual disposition are less than the carrying amount. No material impairment was recognized during 2023, 2022 and 2021.
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
Pension and Postemployment Benefits. The Company accounts for its pension benefit and its non-U.S. postemployment benefit obligations using actuarial models. The measurement of plan obligations was made as of December 31, 2023. Liabilities are computed using the projected unit credit method. The objective under this method is to expense each participant’s benefits under the plan as they accrue, taking into consideration salary increases and the plan’s benefit allocation formula. Thus, the total pension or postemployment benefit to which each participant is expected to become entitled is broken down into units, each associated with a year of past or future credited service.

The Company recognizes the funded status of its pension and non-U.S. and Japan postemployment plan obligations in its consolidated balance sheet and records, in other comprehensive income, certain gains and losses that arise during the period, but are deferred under pension and postemployment accounting rules. See Note 8 for additional information.
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
The components of basic and diluted earnings per share for the years ended December 31 are as follows:

In millions, except earnings per share	2023	2022	2021
Net income attributable to common stockholders	$62	$33	$147
Weighted average outstanding shares of common stock	99.8	103.2	108.6
Dilutive effect of employee stock options, restricted shares and other stock awards	2.6	2.6	4.3
Common stock and common stock equivalents	102.4	105.8	112.9
Earnings per share:
Basic	$0.62	$0.32	$1.35
Diluted	$0.61	$0.31	$1.30
Options to purchase an immaterial number of shares in 2023, 0.3 million shares in 2022 and 0.2 million shares in 2021 of common stock, were not included in the computation of diluted earnings per share because their exercise prices were greater than the average market price of the common shares and, therefore, the effect would have been anti-dilutive.

Recently Issued Accounting Pronouncements
In November 2023, the FASB issued ASU No. 2023-07, "Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures." This standard requires disclosure of significant segment expenses and other segment items by reportable segment. This ASU becomes effective for annual periods beginning in 2024 and interim periods in 2025. We are assessing the impact of this ASU and upon adoption expect that any impact would be limited to additional segment expense disclosures in the footnotes to our Consolidated Financial Statements.
In December 2023, the FASB issued ASU No. 2023-09, "Income Taxes (Topic 740): Improvements to Income Tax Disclosures." This standard enhances disclosures related to income taxes, including the rate reconciliation and information on income taxes paid. This ASU becomes effective January 1, 2025. We are assessing the impact of this ASU and upon adoption may be required to include certain additional disclosures in the footnotes to our Consolidated Financial Statements.

Note 2 Supplemental Financial Information

	At December 31
In millions	2023	2022
Accounts receivable
Trade	$294	$360
Other	4	16
Accounts receivable, gross	298	376
Less: allowance for doubtful accounts	(12)	(12)
Total accounts receivable, net	$286	$364
Inventories
Finished goods	$11	$5
Service parts	2	3
Total inventories	$13	$8
Other current assets
Income tax receivable	$13	$13
Pre-paid expenses and Other	71	74
Total other current assets	$84	$87
Property and equipment
Land	$8	$8
Buildings and improvements	84	86
Finance lease assets	267	257
Machinery and other equipment	586	553
Property and equipment, gross	945	904
Less: accumulated depreciation	(706)	(660)
Total property and equipment, net	$239	$244
Other current liabilities
Sales and value-added taxes	$12	$26
Pension and other postemployment plan liabilities	18	13
Other	75	73
Total other current liabilities	$105	$112
Deferred revenue
Deferred revenue, current	$570	$589
Long-term deferred revenue	22	8
Total deferred revenue	$592	$597
Other long-term liabilities
Transition tax	$29	$52
Uncertain tax positions	19	22
Other	13	5
Total other long-term liabilities	$61	$79

	Twelve Months Ended December 31,
In millions	2023	2022	2021
Other expense
Foreign currency losses	$38	$30	$8
Blue chip swap losses	13	—	—
Other	13	12	11
Total Other expense	$64	$42	$19

Argentina Blue Chip Swap Transaction
The Central Bank of Argentina maintains currency controls that limit Teradata's ability to access U.S. dollars in Argentina and remit cash from its Argentine operations. There is a foreign exchange mechanism known as Blue Chip Swaps, which effectively results in a parallel U.S. dollar exchange rate. This parallel rate, which cannot be used as the basis to remeasure Teradata's net monetary assets in U.S. dollars under U.S. GAAP, was approximately 168% higher than Argentina’s official exchange rate at September 30, 2023. During October of 2023, Teradata entered into Blue Chip Swap transactions in order to remit cash from its Argentine operations that resulted in a pre-tax loss on investment of $13 million during the fourth quarter of 2023.

Note 3 Revenue from Contracts with Customers
Disaggregation of Revenue from Contracts with Customers
The following table presents a disaggregation of revenue for the years ended December 31:

In millions	2023	2022	2021
Americas
Recurring	$947	$889	$879
Perpetual software licenses, hardware and other	14	23	24
Consulting services	128	126	141
Total Americas	1,089	1,038	1,044
EMEA
Recurring	363	330	371
Perpetual software licenses, hardware and other	20	33	37
Consulting services	92	102	135
Total EMEA	475	465	543
APJ
Recurring	182	200	214
Perpetual software licenses, hardware and other	11	9	16
Consulting services	76	83	100
Total APJ	269	292	330
Total Revenue	$1,833	$1,795	$1,917
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

In millions	December 31, 2023	December 31, 2022
Accounts receivable, net	$286	$364
Contract assets	$9	$7
Current deferred revenue	$570	$589
Long-term deferred revenue	$22	$8
Revenue recognized during the year ended December 31, 2023 from amounts included in deferred revenue at the beginning of the period was approximately $490 million.

Transaction Price Allocated to Unsatisfied Obligations
The following table includes estimated revenue expected to be recognized in the future related to the Company's unsatisfied (or partially satisfied) obligations at December 31, 2023:

In millions	December 31, 2023	Year 1	Year 2 and Thereafter
Remaining unsatisfied obligations	$2,681	$1,606	$1,075
The amounts above represent the price of firm orders for which work has not been performed or goods have not been delivered and exclude unexercised contract options outside the stated contractual term that do not represent material rights to the customer. Although the Company believes that the contract value in the above table is firm, approximately $1,442 million of the amount includes customer-only general cancellation for convenience terms that the Company is contractually obligated to perform unless the customer notifies the Company otherwise. The Company expects to recognize revenue of approximately $646 million in the next year from contracts that are non-cancelable. The Company believes the inclusion of this information is important to understanding the obligations that the Company is contractually required to perform and provides useful information regarding remaining obligations related to these executed contracts.
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

In millions	December 31, 2022	Capitalized	Amortization	December 31, 2023
Capitalized contract costs	$92	$16	$(40)	$68
In millions	December 31, 2021	Capitalized	Amortization	December 31, 2022
Capitalized contract costs	$111	$37	$(56)	$92
Note 5 Goodwill and Acquired Intangible Assets
The following table identifies the activity relating to goodwill by operating segment:

In millions	Balance December 31, 2022	Additions	Currency Translation Adjustments	Balance December 31, 2023
Goodwill
Americas	$252	$5	$—	$257
EMEA	87	1	2	90
APJ	51	1	(1)	51
Total goodwill	$390	$7	$1	$398
During 2023, the Company recorded additional goodwill for the immaterial acquisition of Stemma Technologies that occurred during the period.
In the fourth quarter of 2023, the Company performed its annual impairment test, utilizing the quantitative method, and determined that no impairment to the carrying value of goodwill was necessary as each reporting units fair value was above it carrying value. The Company reviewed its three reporting units in its 2023 goodwill impairment assessment, as each of the geographic operating segments were considered separate reporting units for purposes of testing.
Acquired intangible assets were specifically identified when acquired and are deemed to have finite lives. The gross carrying amount and accumulated amortization for Teradata’s acquired intangible assets were as follows:

		December 31, 2023
In millions	Amortization Life (in Years)	Gross Carrying Amount	Accumulated Amortization Amount
Acquired intangible assets
Intellectual property/developed technology	5	$14	$(2)

During 2023, the Company recorded intangibles for intellectual property related to the immaterial acquisition of Stemma Technologies that occurred during the period.
The aggregate amortization expense (actual and estimated) for acquired intangible assets for the following periods is:

	Actual	For the years ended (estimated)
In millions	2023	2024	2025	2026	2027	2028
Amortization expense	$2	$3	$3	$3	$3	$—

Note 6 Income Taxes
For the years ended December 31, income before income taxes consisted of the following:

In millions	2023	2022	2021
Income before income taxes
United States	$35	$17	$67
Foreign	82	50	125
Total income before income taxes	$117	$67	$192
For the years ended December 31, income tax expense consisted of the following:

In millions	2023	2022	2021
Income tax expense
Current
Federal	$25	$29	$(1)
State and local	5	6	5
Foreign	36	25	27
Deferred
Federal	(12)	(21)	3
State and local	(2)	(3)	1
Foreign	3	(2)	10
Total income tax expense	$55	$34	$45
Effective income tax rate	47.0%	50.7%	23.4%
The following table presents the principal components of the difference between the effective tax rate and the United States federal statutory income tax rate for the years ended December 31:

	2023	2022	2021
Income tax expense at the U.S. federal tax rate	21.0%	21.0%	21.0%
Foreign income tax differential	1.5%	13.0%	2.8%
U.S. tax on foreign earnings	(1.7)%	2.8%	0.3%
State and local income taxes	(3.2)%	(4.2)%	(1.3)%
U.S. permanent book/tax differences	3.7%	4.8%	(2.3)%
U.S. research and development tax credits	(6.1)%	(10.4)%	(2.6)%
Change in valuation allowance	18.6%	18.7%	3.2%
Argentina hyperinflationary adjustment	13.1%	—%	—%
Tax impact of stock compensation	1.7%	3.6%	0.8%
Tax Impact of uncertain tax positions	(0.8)%	1.5%	2.0%
Other, net	(0.8)%	(0.1)%	(0.5)%
Effective income tax rate	47.0%	50.7%	23.4%
The 2023 effective tax rate included a net $18 million of discrete tax expense, of which $15 million of tax expense related to the foreign currency exchange translation impact on deferred tax and tax payable balances for Teradata's Argentina operations due to hyperinflation in Argentina and $10 million of tax expense related to a valuation allowance recorded against deferred tax assets for Argentina and other reorganization and transformation activities. These were partially offset by $4 million tax benefit related to the reversal of a FIN 48 tax reserve due to the expiration of statute of limitations and $3 million of incremental tax benefit related to stock-based compensation.
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
Deferred income tax assets and liabilities included in the balance sheets at December 31 were as follows:

In millions	2023	2022
Deferred income tax assets
Employee pensions and other liabilities	$59	$47
Other balance sheet reserves and allowances	15	19
Operating lease liabilities	3	5
Tax loss and credit carryforwards	109	99
Deferred revenue	4	6
Intangibles and capitalized software	178	172
Total deferred income tax assets	368	348
Valuation allowance	(90)	(69)
Net deferred income tax assets	278	279
Deferred income tax liabilities
Right of use assets - operating lease	2	3
Property and equipment	32	35
Other	31	35
Total deferred income tax liabilities	65	73
Total net deferred income tax assets	$213	$206
As of December 31, 2023, Teradata has NOL and tax credit carryforwards totaling $112 million (tax effected and before any valuation allowance offset and application of recognition criteria for uncertain tax positions). Of the total tax carryforwards, $14 million are NOLs in the United States and certain foreign jurisdictions, a small portion of which will begin to expire in 2024; $15 million are United States foreign tax credit carryforwards which expire in 2029, which have an $15 million valuation allowance offset; and $83 million are California R&D tax credits that have an indefinite carryforward period, which have a $61 million valuation allowance offset and $21 million of FIN 48 reserve recorded.
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
As of December 31, 2023, the Company’s uncertain tax positions totaled approximately $40 million, of which $19 million is reflected in the other liabilities section of the Company’s balance sheet as a non-current liability and $21 million of uncertain tax positions relates to certain tax attributes generated by the Company, which are netted against the underlying deferred tax assets recorded on the balance sheet. The entire balance of $40 million in uncertain tax positions would cause a decrease in the effective income tax rate upon recognition. Teradata has recorded $3 million of interest accruals related to its uncertain tax liabilities as of December 31, 2023.

Below is a roll-forward of the Company’s liability related to uncertain tax positions at December 31:

In millions	2023	2022
Balance at January 1	$41	$43
Gross increases for prior period tax positions	1	1
Gross increases for current period tax positions	3	3
Decreases due to the lapse of applicable statute of limitations	(5)	(3)
Decreases relating to settlements with taxing authorities	—	(3)
Balance at December 31	$40	$41
The Company and its subsidiaries file income tax returns in the United States and various state jurisdictions, as well as numerous foreign jurisdictions. As of December 31, 2023, the Company has ongoing tax audits related to its 2020 and 2015 U.S. Federal income tax return, as well as in a limited number of state and foreign jurisdictions. However, no material adjustments have been proposed or made in any of these examinations to date, which would result in any incremental income tax expense in future periods to the Company. The Company's tax returns for years 2020-2023 are still open for assessment by tax authorities in its major jurisdictions.
Note 7 Employee Stock-based Compensation Plans
The Company recorded stock-based compensation expense for the years ended December 31 as follows:

In millions	2023	2022	2021
Restricted share units	122	122	109
Employee stock purchase program	4	4	3
Total stock-based compensation before income taxes	126	126	112
Tax benefit	(23)	(23)	(19)
Total stock-based compensation, net of tax	$103	$103	$93
The Teradata Corporation 2012 Stock Incentive Plan (the "2012 SIP"), as amended, and the Teradata 2023 Stock Incentive Plan (the "2023 SIP"), as amended, provide for the grant of several different forms of stock-based compensation. The 2023 SIP was adopted and approved by stockholders in May 2023 and no further awards may be made under the 2012 SIP after that time. Awards granted under the 2012 Plan prior to stockholder approval of the 2023 Plan will remain outstanding in accordance with their terms. A total of 3.75 million shares were authorized to be issued under the 2023 SIP. In May 2020, the Teradata Board of Directors adopted the Teradata New Employee Stock Inducement Plan (the "NESIP"), effective June 1, 2020. Pursuant to the NESIP, the Company may grant equity incentive compensation as a material inducement for certain individuals to commence employment with Teradata within the meaning of Rule 303A.08 of the NYSE Listed Company Manual. A total of 2.2 million shares are reserved for grant under the NESIP, the Teradata Incentive Stock Purchase Plan, and new CEO award, subject to adjustment as provided in the NESIP. The NESIP terminated on June 1, 2023.
New shares of the Company’s common stock are issued as a result of the vesting of restricted share units, upon stock option exercises, and at the time of grant for restricted shares, for awards under all plans.
As of December 31, 2023, the Company’s primary types of stock-based compensation were restricted share units and the employee stock purchase program (the "ESPP").
Stock Options
No stock options were granted in 2023, 2022, or 2021.
Restricted Shares and Ristricted Share Units
The 2023 SIP provides for the issuance of restricted shares, as well as restricted share units. These grants consist of both service-based and performance-based awards. Service-based awards typically vest over a three-year period beginning on the effective date of grant. These grants are not subject to future performance measures. The cost of these awards, determined to be the fair market value at the date of grant, is expensed ratably over the vesting period. Performance-based grants are subject to future performance measurements over a one-to three-year period. All performance-based shares that are earned in respect of an award will become vested at the end of the performance and/or service period provided the employee is continuously employed by the Company and applicable performance measures and other vesting conditions are met. The fair value of each performance-based award is determined on the grant date, based on the Company’s stock price, and assumes that performance targets will be achieved. Over the performance period, the number of shares of stock that will be issued is adjusted upward or downward based upon management’s assessment of the probability of achievement of performance targets. The ultimate number of shares issued and the related compensation cost recognized as expense will be based on a comparison of the final achievement of performance metrics to the specified targets. For substantially all restricted share grants, at the date of grant, the recipient has all rights of a stockholder, subject to certain restrictions on transferability and risk of forfeiture. A recipient of restricted share units does not have the rights of a stockholder and is subject to restrictions on transferability and risk of forfeiture. For both restricted shares and restricted share units, any potential dividend rights would be subject to the same vesting requirements as the underlying equity award. As a result, such rights are considered a contingent transfer of value and consequently these equity awards are not considered participating securities.
We did not issue restricted shares in 2023, 2022, or 2021. The following table reports restricted share unit activity during the year ended December 31, 2023:

Shares in thousands	Number of Shares	Weighted- Average Grant Date Fair Value per Share
Unvested shares at January 1, 2023	6,996	$39.40
Granted	3,926	$39.98
Vested	(3,542)	$32.77
Forfeited/canceled	(560)	$43.38
Unvested shares at December 31, 2023	6,820	$42.84
The following table summarizes the weighted-average fair value of restricted share units granted for Teradata equity awards and the total fair value of shares vested.

	2023	2022	2021
Weighted-average fair value of restricted share units granted	$39.98	$47.44	$41.18
Total fair value of shares vested (in millions)	$116	$106	$93
As of December 31, 2023, there was $165 million of unrecognized compensation cost related to unvested restricted share unit grants. The unrecognized compensation cost is expected to be recognized over a remaining weighted-average period of 1.0 years.
The following table represents the composition of Teradata restricted share unit grants in 2023

Shares in thousands	Number of Shares	Weighted- Average Grant Date Fair Value
Service-based restricted share units	3,065	$40.90
Performance-based restricted share units	861	$36.69
Total restricted share unit grants	3,926	$39.98
Employee Stock Purchase Program
The Company’s ESPP provides eligible employees of Teradata and its designated subsidiaries an opportunity to purchase the Company’s common stock at a discount at the end of a 6-month purchase period. Additionally, the ESPP has a look-back feature whereby the purchase discount is based off the lower of the market prices at the beginning or end of each 6-month purchase period (September to February, and March to August). The ESPP discount is 15% of the relevant market price and is considered compensatory.
Employees may authorize payroll deductions of up to 10% of eligible compensation for common stock purchases. A total of 9.3 million shares were authorized to be issued under the ESPP, with approximately 2.6 million shares remaining under that authorization at December 31, 2023. The shares of Teradata common stock purchased by a participant on an exercise date (the last day of each month), for all purposes, are deemed to have been issued and sold at the close of business on such exercise date. Prior to that time, none of the rights or privileges of a stockholder exists with respect to such shares.
Employee purchases and aggregate cost were as follows at December 31:

In millions	2023	2022	2021
Employee stock purchases	0.4	0.4	0.3
Aggregate cost	$13	$12	$10
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
Pension and postemployment benefit costs for the years ended December 31 were as follows:

	2023		2022		2021
In millions	Pension	Postemployment	Pension	Postemployment	Pension	Postemployment
Service cost	$4	$12	$6	$13	$7	$11
Interest cost	3	2	2	1	1	1
Expected return on plan assets	(2)	—	(2)	—	(2)	—
Curtailment gain	—	—	—	—	(2)	—
Amortization of actuarial loss	—	6	1	8	3	8
Amortization of prior service cost	—	1	—	—	—	—
Total costs	$5	$21	$7	$22	$7	$20

The underfunded amount of pension and postemployment obligations is recorded as a liability in the Company’s consolidated balance sheet. The following tables present the changes in benefit obligations, plan assets, funded status and the reconciliation of the funded status to amounts recognized in the consolidated balance sheets and in accumulated other comprehensive income at December 31:

	Pension		Postemployment
In millions	2023	2022	2023	2022
Change in benefit obligation
Benefit obligation at January 1	$105	$143	$58	$68
Service cost	4	6	12	13
Interest cost	3	2	2	1
Plan participant contributions	1	1	—	—
Actuarial loss (gain)	5	(28)	13	(12)
Benefits paid	(3)	(2)	(29)	(15)
Settlement	(2)	(8)	—	—
Plan Amendment	—	—	—	3
Currency translation adjustments	3	(9)	—	—
Benefit obligation at December 31	$116	$105	$56	$58
Change in plan assets
Fair value of plan assets at January 1	$56	$67	$—	$—
Actual return on plan assets	3	(3)	—	—
Company contributions	5	5	—	—
Benefits paid	(4)	(1)	—	—
Currency translation adjustments	1	(5)	—	—
Plan participant contribution	1	1	—	—
Settlements	(2)	(8)	—	—
Fair value of plan assets at December 31	60	56	—	—
Funded status (underfunded)	$(56)	$(49)	$(56)	$(58)
Amounts Recognized in the Consolidated Balance Sheet
Non-current assets	$8	$7	$—	$—
Current liabilities	(2)	(2)	(16)	(11)
Non-current liabilities	(62)	(54)	(40)	(47)
Net amounts recognized	$(56)	$(49)	$(56)	$(58)
Amounts Recognized in Accumulated Other Comprehensive Income (Loss)
Unrecognized Net actuarial (gain) loss	$(4)	$(8)	$57	$50
Unrecognized Prior service cost	—	—	4	5
Total	$(4)	$(8)	$61	$55
The following table presents the accumulated pension benefit obligation at December 31:

In millions	2023	2022
Accumulated pension benefit obligation	$108	$99
The following table presents pension plans with accumulated benefit obligations in excess of plan assets at December 31:

In millions	2023	2022
Projected benefit obligation	$92	$81
Accumulated benefit obligation	$87	$76
Fair value of plan assets	$28	$25

The following table presents the pre-tax net changes in projected benefit obligations recognized in other comprehensive income:

	Pension		Postemployment
In millions	2023	2022	2023	2022
Actuarial loss (gain) arising during the year	$4	$(23)	$13	$(12)
Amortization of loss included in net periodic benefit cost	—	(1)	(7)	(8)
Prior service cost arising during the year	—	—	—	2
Foreign currency exchange	—	(1)	—	—
Total recognized in other comprehensive income (loss)	$4	$(25)	$6	$(18)
The weighted-average rates and assumptions used to determine benefit obligations at December 31, and net periodic benefit cost for the years ended December 31, were as follows:

	Pension Benefit Obligations		Pension Benefit Cost
	2023	2022	2023	2022	2021
Discount rate	3.0%	3.3%	3.1%	1.3%	0.9%
Rate of compensation increase	3.2%	3.1%	3.1%	3.0%	2.9%
Expected return on plan assets	N/A	N/A	3.9%	3.1%	3.4%
Interest crediting rate assumption	1.6%	1.5%	1.5%	0.9%	0.9%
	Postemployment Benefit Obligations		Postemployment Benefit Cost
	2023	2022	2023	2022	2021
Discount rate	4.6%	3.8%	3.8%	2.0%	1.6%
Rate of compensation increase	3.0%	3.0%	3.0%	3.0%	3.0%
Involuntary turnover rate	4.5%	4.0%	4.0%	4.0%	3.5%
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

Plan Assets. The weighted-average asset allocations at December 31, by asset category are as follows:

	Actual Asset Allocation as of December 31		Target Asset
	2023	2022	Allocation
Equity securities	33%	31%	32%
Debt securities	47%	51%	49%
Insurance (annuity) contracts	13%	16%	13%
Real estate	6%	2%	4%
Other	1%	—%	2%
Total	100%	100%	100%
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
The following is a description of the valuation methodologies used for pension assets as of December 31, 2023.
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

The following table sets forth by level, within the fair value hierarchy, the pension plan assets at fair value as of December 31, 2023:

		Fair Value Measurements at Reporting Date Using
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
In millions	December 31, 2023	(Level 1)	(Level 2)	(Level 3)
Money market funds	$1	$—	$1	$—
Equity funds	20	—	20	—
Bond/fixed-income funds	28	—	28	—
Real estate indirect investments	3	—	3	—
Insurance contracts	8	—	—	8
Total assets at fair value	$60	$—	$52	$8
The table below sets forth a summary of changes in the fair value of the pension plan level 3 assets for the year ended December 31, 2023:

In millions	Insurance Contracts
Balance as of January 1, 2023	$7
Purchases, sales and settlements, net	1
Balance as of December 31, 2023	$8
The following table sets forth by level, within the fair value hierarchy, the pension plan assets at fair value as of December 31, 2022:

		Fair Value Measurements at Reporting Date Using
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
In millions	December 31, 2022	(Level 1)	(Level 2)	(Level 3)
Money market funds	$2	$—	$2	$—
Equity funds	17	—	17	—
Bond/fixed-income funds	27	—	27	—
Real estate indirect investments	3	—	3	—
Insurance contracts	7	—	—	7
Total assets at fair value	$56	$—	$49	$7
The table below sets forth a summary of changes in the fair value of the pension plan level 3 assets for the year ended December 31, 2022:

In millions	Insurance Contracts
Balance as of January 1, 2022	$7
Purchases, sales and settlements, net	—
Balance as of December 31, 2022	$7
Cash Flows Related to Employee Benefit Plans
Cash Contributions. In 2024, the Company expects to contribute approximately $2 million to the international pension plans.

Estimated Future Benefit Payments. The Company expects to make the following benefit payments, estimated based on the assumptions used to measure the Company's benefit obligation at the end of the year, reflecting past and future service from its pension and postemployment plans:

	Pension	Postemployment
In millions	Benefits	Benefits
Year
2024	$5	$16
2025	$6	$10
2026	$6	$10
2027	$7	$10
2028	$7	$10
2029 - 2033	$40	$51
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

In millions	2023	2022	2021
U.S. savings plan	$16	$16	$16
International subsidiary savings plans	$10	$12	$14
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
In June 2022, Teradata refinanced its long-term debt and its associated interest rate swap ("Prior Interest Rate Swap"), which were due to mature in June 2023. As a result, Teradata terminated its five-year London Interbank

Offered Rate ("Libor") interest rate swap that had a $500 million initial notional amount to hedge the floating interest rate of its Libor term loan. On June 28, 2022, Teradata executed a five-year Secured Overnight Financing Rate ("SOFR") interest rate swap, to fix the interest rate on approximately 90% of the principal balance of the $500 million term loan, with an initial notional amount of $450 million, as more fully described in Note 12. The Company uses interest rate swaps to manage interest rate risks on future interest payments caused by interest rate changes on its variable rate term loan. The notional amount of the hedge steps down according to the amortization schedule of the term loan. The notional amount of the hedge was $450 million as of December 31, 2023.
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
The following table identifies the contract notional amount of the Company’s hedging instruments at December 31:

In millions	2023	2022
Contract notional amount of foreign exchange forward contracts	$178	$46
Net contract notional amount of foreign exchange forward contracts	$1	$7
Contract notional amount of foreign currency exchange (net investment hedge)	$150	$150
Contract notional amount of interest rate swap	$450	$450
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
Note 10 Commitments and Contingencies
Legal Proceedings
In the ordinary course of business, the Company is subject to proceedings, lawsuits, governmental investigations, claims and other matters, including those that relate to the environment, health and safety, employee benefits, export compliance, intellectual property, tax matters and other regulatory compliance and general matters, including for Foreign Corrupt Practices Act ("FCPA") and shareholder matters. It is not currently a party to any litigation, nor is it aware of any pending or threatened litigation against it that the Company believes would materially affect its business, operating results, financial condition or cash flows, other than the following.
On June 19, 2018, the Company and certain of its subsidiaries filed a lawsuit (the "TD-SAP 1" suit) in the U.S. District Court for the Northern District of California against SAP SE, SAP America, Inc., and SAP Labs, LLC (collectively, "SAP"). In the TD-SAP 1 lawsuit, the Company alleged, among other things, that SAP misappropriated certain of the Company’s trade secrets within the Company’s enterprise data analytics and warehousing products and used such trade secrets to help develop, improve, introduce, and sell one or more competing products. The Company further alleged that SAP employed anticompetitive practices using its substantial market position in the enterprise resource planning applications market to pressure the Company’s customers and prospective customers to use one or more of SAP's competing products and reduce or eliminate customers' and prospective customers' use of the Company's offerings. The Company sought an injunction barring SAP’s alleged conduct, monetary damages, and other available legal and equitable relief. In July 2019, SAP filed patent infringement counterclaims against the Company based on five of SAP’s U.S. patents. On August 31, 2020, the Company filed a second lawsuit against SAP (the "TD-SAP 2" suit) in the U.S. District Court for the Northern District of California, in which the Company alleged infringement by SAP of four of the Company's U.S. patents. On February 16, 2021, SAP filed additional patent infringement counterclaims against the Company in response. On the same day, SAP also filed a lawsuit in Germany (the "TD-SAP 3" suit) for infringement of a single German patent. In November 2021, the district court dismissed the Company’s antitrust claims and most of its trade secret claims in the TD-SAP 1 suit. In December 2021, the Company appealed that decision to the U.S. Court of Appeals for the Federal Circuit in Washington, D.C. That Court ruled the appeal should be heard by the Ninth Circuit Court of Appeals; the appeal was transferred to the Ninth Circuit and the court heard oral arguments on February 12, 2024. In the meantime, the Company and SAP have entered into a partial settlement agreement that has resulted in full dismissal of all claims and counterclaims in the TD-SAP 2 suit in California and the TD-SAP 3 suit in Germany as well as a stay of all claims and counterclaims remaining in the TD-SAP 1 suit pending resolution of the Company’s appeal. Currently, it is not possible to determine the likelihood of a loss or a reasonably estimated range of loss, if any, pertaining to any of SAP’s remaining patent counterclaims in the TD-SAP 1 lawsuit.
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
Concentrations of Risk. The Company is potentially subject to concentrations of credit risk on accounts receivable and financial instruments such as hedging instruments, and cash and cash equivalents. Credit risk includes the risk of nonperformance by counterparties. The maximum potential loss may exceed the amount recognized on the balance sheet. Exposure to credit risk is managed through credit approvals, credit limits, selecting major international financial institutions (as counterparties to hedging transactions) and monitoring procedures. Teradata’s business often involves large transactions with customers, and if one or more of those customers were to default in its obligations under applicable contractual arrangements, the Company could be exposed to potentially significant losses. However, management believes that the reserves for potential losses were adequate at December 31, 2023 and December 31, 2022.
The Company is also potentially subject to concentrations of supplier risk. Our hardware components are assembled primarily by Flex Ltd. ("Flex"). Flex procures a wide variety of components used in the manufacturing process on behalf of the Company. Although many of these components are available from multiple sources, Teradata utilizes preferred supplier relationships to provide more consistent and optimal quality, cost and delivery. Typically, these preferred suppliers maintain alternative processes and/or facilities to ensure continuity of supply. Given the Company’s strategy to outsource its manufacturing activities to Flex and to source certain components from single suppliers, a disruption in production at Flex or at a supplier could impact the timing of customer shipments and/or Teradata’s operating results. In addition, a significant change in the forecasts to any of these preferred suppliers could result in purchase obligations for components that may be in excess of demand.
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
When deemed appropriate, the Company minimizes its exposure to changes in foreign currency exchange rates using derivative financial instruments, specifically, foreign exchange forward contracts. Additionally, in June 2022, Teradata executed a five-year interest rate swap with a $450 million initial notional amount to hedge the floating interest rate on its term-loan and a four-year cross-currency swap with initial notional amounts of €143 million/$150 million, as a net investment hedge to hedge the Euro currency exposure of our net investment in certain foreign subsidiaries. The fair value of these contracts and swaps are measured at the end of each interim reporting period using observable inputs other than quoted prices, specifically market spot and forward exchange rates. As such, these derivative instruments are classified within Level 2 of the valuation hierarchy. Fair value of unrealized gains for open contracts are recorded in other assets and the fair value of unrealized losses are recorded in other liabilities in the Company's balance sheet. The fair value of foreign exchange forward contracts recorded in other assets and other liabilities at December 31, 2023 and 2022 were not material. Realized gains and losses from the Company’s fair value hedges net of corresponding gains or losses on the underlying exposures were immaterial for years ended December 31, 2023, 2022 and 2021.
The Company’s assets and liabilities measured at fair value on a recurring basis and subject to fair value disclosure requirements at December 31, 2023 and December 31, 2022 were as follows:

		Fair Value Measurements at Reporting Date Using
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
In millions	Total	(Level 1)	(Level 2)	(Level 3)
Assets
Money Market Funds at December 31, 2023	$152	$152	$—	$—
Money Market Funds at December 31, 2022	$211	$211	$—	$—

Interest Rate Swap at December 31, 2023	$8	$—	$8	$—
Interest Rate Swap at December 31, 2022	$13	$—	$13	$—

Liabilities
Foreign Currency Swap at December 31, 2023	$8	$—	$8	$—
Foreign Currency Swap at December 31, 2022	$1	$—	$1	$—

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
As of December 31, 2023 and 2022, the Company had no borrowings outstanding under the Credit Facility, leaving $400 million in additional borrowing capacity available under the Credit Facility. The Company was in compliance with all covenants as of December 31, 2023 and 2022.
The term loan principal outstanding was $500 million at December 31, 2023 and $500 million at December 31, 2022. As disclosed in Note 9, Teradata entered into an interest rate swap to hedge the floating interest rate of the term loan. As a result of the swap, Teradata’s fixed rate on approximately 90% of the term loan equals 3.25% excluding the applicable leverage-based margin as defined in the term loan agreement. As of December 31, 2023 and 2022, the all-in fixed rates are 4.44% and 4.24%, respectively. Deferred issuance costs are amortized over the five-year term of the Term Loan to interest expense. As of December 31, 2023 the remaining unamortized deferred issuance costs are approximately $1 million.
Annual contractual maturities of outstanding principal on the Term Loan at December 31, 2023, are as follows:

In millions	Principal payments
2024	19
2025	25
2026	25
2027	431
Total	$500
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
Note 13 Leases
Lessee
The Company leases property and equipment under finance and operating leases. The Company's operating leases primarily consist of automobiles in certain countries and real estate, including office, storage and parking spaces. The duration of these leases range from 1 to 4 years. The Company's finance leases primarily consist of equipment financed for the purpose of delivering services to our customers. For leases with terms greater than 12 months, the Company recorded the related asset and obligation at the present value of lease payments over the term. Many of our leases include variable rental escalation clauses which are recognized when incurred. Some of our leases also include renewal options and/or termination options that are factored into the determination of lease payments and lease terms when it is reasonably certain that the Company will exercise these options. Lease agreements do not contain any material residual value guarantees or material restrictive covenants. Leases with an initial term of 12 months or less are not recorded on the balance sheet. The Company recognizes lease expense for these leases on a straight-line basis over the lease term. For real estate leases beginning in 2019 and later, we account for lease components (e.g., fixed payments including rent, real estate taxes and insurance costs) separately from the non-lease components (e.g., common-area maintenance costs). For automobile leases we account for lease and non-lease components together.
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
The table below presents the lease-related assets and liabilities recorded on the balance sheet at December 31:

In millions, except weighted average calculations	Classification on the Balance Sheet	2023	2022
Assets
Operating lease assets	Right of use assets - operating lease, net	$9	$13
Finance lease assets	Property and equipment, net	156	149
Total lease assets		$165	$162

Liabilities
Current
Operating	Current portion of operating lease liability	$6	$8
Finance	Current portion of finance lease liability	66	67
Non current
Operating	Operating lease liability	6	10
Finance	Finance lease liability	63	54
Total lease liabilities		$141	$139

Weighted-average remaining lease term
Operating leases		2.16 years	2.37 years
Finance leases		2.06 years	2.03 years
Weighted-average discount rate
Operating leases(1)		5.00%	5.00%
Finance leases		6.28%	4.97%
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
Lessee Costs
The table below presents certain information related to the lease costs for finance and operating leases recognized in the Company's consolidated statements of income for the years ended December 31:

In millions	2023	2022	2021
Finance lease cost
Depreciation of leased assets	$68	$69	$78
Interest of lease liabilities	7	5	6
Operating lease cost	7	12	17
Sub-lease income from real estate properties owned and leased	(5)	(5)	(5)
Total lease cost	$77	$81	$96

Other Information
The table below presents supplemental cash flow information related to cash paid for amounts included in the measurement of lease liabilities for the year ended December 31:

In millions	2023	2022
Operating cash flows for operating leases	$9	$15
Operating cash flows for finance leases	$7	$5
Financing cash flows for finance leases	$82	$86
Undiscounted Cash Flows
The table below reconciles the undiscounted cash flows for each of the first five years and total of the remaining years to the finance lease liabilities and operating lease liabilities recorded on the balance sheet at December 31, 2023:

In millions	Operating Leases	Finance Leases
2024	$8	$72
2025	4	50
2026	2	16
2027	—	—
2028	—	—
Thereafter	—	—
Total minimum lease payments	14	138
Less: amount of lease payments representing interest	(2)	(9)
Present value of future minimum lease payments	12	129
Less: current obligations under leases	(6)	(66)
Long-term lease obligations	$6	$63
The table below provides the undiscounted cash flows for the Company's finance lease liabilities and operating lease obligations as of December 31, 2022:

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

The following table includes rental revenue for the years ended December 31:

In millions	2023	2022	2021
Rental revenue*	$216	$191	$162
*Rental revenue includes hardware maintenance.
The following table includes estimated rental revenue expected to be recognized in the future based on executed contracts at December 31, 2023:

In millions	Rental Revenue
2024	$180
2025	110
2026-27	66
Total	$356
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

The following table presents segment revenue and segment gross profit for the Company for the years ended December 31:

In millions	2023	2022	2021
Segment revenue
Americas	$1,089	$1,038	$1,044
EMEA	475	465	543
APJ	269	292	330
Total revenue	1,833	1,795	1,917
Segment gross profit
Americas	689	643	690
EMEA	295	285	337
APJ	149	177	188
Total segment gross profit	1,133	1,105	1,215
Stock-based compensation expense	17	16	18
Acquisition, integration and reorganization-related costs	1	8	11
Total gross profit	1,115	1,081	1,186
Selling, general and administrative expenses	635	650	646
Research and development expenses	294	313	309
Total income from operations	$186	$118	$231
Certain items, including reorganization-related costs, were excluded from segment gross profit to conform to the way the Company manages and reviews the results by segment.
The following table presents revenues by geographic area for the years ended December 31:

In millions	2023	2022	2021
United States	$973	$914	$922
Americas (excluding United States)	116	124	122
EMEA	475	465	543
APJ	269	292	330
Total revenue	$1,833	$1,795	$1,917
The following table presents property and equipment, net by geographic area at December 31:

In millions	2023	2022
United States	$170	$172
Americas (excluding United States)	11	15
EMEA	38	37
APJ	20	20
Property and equipment, net	$239	$244
Concentrations. No single customer accounts for more than 10% of the Company's revenue for any period presented. As of December 31, 2023, the Company is not aware of any significant concentration of business transacted with a particular customer that could, if suddenly eliminated, have a material adverse effect on the Company’s operations. The Company's hardware components are assembled primarily by Flex. In addition, the Company utilizes preferred supplier relationships to better ensure more consistent quality, cost, and delivery. There can be no assurances that a disruption in production at Flex or at a supplier would not have a material adverse effect on the Company's operations. In addition, a significant change in the forecasts to any of these preferred suppliers could result in purchase obligations or components that may be in excess of demand.

Note 15 Accumulated Other Comprehensive (Loss) Income
The following table provides information on changes in accumulated other comprehensive (loss) income, net of tax ("AOCI"), for the years ended December 31:

In millions	Derivatives	Defined benefit plans	Foreign currency translation adjustments	Total AOCI
Balance as of December 31, 2020	$(21)	$(68)	$(54)	$(143)
Other comprehensive income (loss) before reclassifications	11	(1)	(12)	(2)
Amounts reclassified from AOCI	—	7	—	7
Net other comprehensive income (loss)	11	6	(12)	5
Balance as of December 31, 2021	$(10)	$(62)	$(66)	$(138)
Other comprehensive income (loss) before reclassifications	19	25	(31)	13
Amounts reclassified from AOCI	—	6	—	6
Net other comprehensive income (loss)	19	31	(31)	19
Balance as of December 31, 2022	$9	$(31)	$(97)	$(119)
Other comprehensive (loss) income before reclassifications	(4)	(12)	1	(15)
Amounts reclassified from AOCI	—	5	—	5
Net other comprehensive (loss) income	(4)	(7)	1	(10)
Balance as of December 31, 2023	$5	$(38)	$(96)	$(129)
The following table presents the impact and respective location of AOCI reclassifications in the Consolidated Statements of Income for the years ended December 31:

In millions
AOCI Component	Location	2023	2022	2021
Other expense	Other expense	$(7)	$(9)	$(11)
Tax portion	Income tax benefit	2	3	4
Total reclassifications	Net loss (income)	$(5)	$(6)	$(7)
Further information on the Company’s defined benefit plans is included in Note 8.

Item 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.

Item 9A.	CONTROLS AND PROCEDURES
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
Based on their evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective to provide reasonable assurance as of December 31, 2023.

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
Management assessed the effectiveness of Teradata’s internal control over financial reporting as of the end of the period covered by this report. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") in Internal Control – Integrated Framework (2013). Based on its assessment and those criteria, management concluded that Teradata’s internal control over financial reporting was effective as of December 31, 2023.
Teradata’s independent registered public accounting firm has issued their report on the effectiveness of Teradata’s internal control over financial reporting as of December 31, 2023, which appears in this Annual Report.
Changes in Internal Control over Financial Reporting
There have been no changes in our internal control over financial reporting that occurred during the last fiscal quarter ended December 31, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	OTHER INFORMATION
During the three months ended December 31, 2023, other than the director shown in the table below, no other director or officer of the Company adopted or terminated a "Rule 10b5-1 trading arrangement" or "non-Rule 10b5-1 trading arrangement," as each term is defined in Item 408(a) of Regulation S-K.

Name (Title)	Action	Date	Trading Arrangement		Total Shares to be Sold	Expiration Date
			Rule 10b5-1*	Non-Rule 10b5-1**
Timothy C. K. Chou (Director)	Adopt	11/30/2023	x		Up to 6,356	12/31/2024

* Intended to satisfy the affirmative defense of Rule 10b5-1(c).
**Not intended to satisfy the affirmative defense of Rule 10b5-1(c).

Item 9C.	DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
Not applicable.

PART III

Item 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Information required to be included in Part III Item 10 is set forth under the captions "Election of Directors," "Our Corporate Governance," and "Committees of the Board" in Teradata’s Notice of Annual Meeting of Stockholders and Proxy Statement to be filed with the SEC within 120 days after the end of our fiscal 2023 year (the "2024 Proxy Statement") and is incorporated herein by reference. The information under the heading "Executive Officers of the Registrant" in Part I Item 1 of this Annual Report on Form 10-K is also incorporated by reference in this section.

Item 11.	EXECUTIVE COMPENSATION
Information required to be included in Part III Item 11 is set forth under the captions "Director Compensation," "Compensation Discussion and Analysis," "Compensation Tables," "Potential Payments Upon Termination or Change in Control," "Compensation and People Committee" and "Board Compensation and People Committee Report on Executive Compensation" in Teradata’s 2024 Proxy Statement and incorporated herein by reference.

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Information required to be included in Part III Item 12 is set forth under the caption "Stock Ownership" and the caption "Current Equity Compensation Plan Information" under Item 3 of Teradata’s 2024 Proxy Statement and incorporated herein by reference.

Item 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
Information required to be included in Part III Item 13 is set forth under the captions "Related Person Transactions" and "Board Independence and Related Transactions" in Teradata’s 2024 Proxy Statement and incorporated herein by reference.

Item 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES
Information required to be included in Part III Item 14 is set forth under the caption "Fees Paid to Independent Registered Public Accounting Firm" in Teradata’s 2024 Proxy Statement and incorporated herein by reference.

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

10.2*
Teradata Employee Stock Purchase Plan (Amended and Restated as of February 24, 2023), (incorporated by reference to Appendix B to Teradata Corporation’s 2023 Proxy Statement on Schedule 14A dated March 22, 2023 (SEC File No. 001-33458).

10.3*	Teradata Management Incentive Plan, as amended and restated on February 20, 2018 (incorporated by reference to Exhibit 10.3 to the Annual Report on Form 10-K dated February 23, 2018).

10.4*	Teradata Change in Control Severance Plan, as amended and restated on July 18, 2018 (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q dated November 5, 2018).

10.5*
Teradata Executive Severance Plan, effective as of February 1, 2017 (amended and restated as of May 8, 2023), (incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q dated November 7, 2023).

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

10.8.2*
Form of Director Restricted Share Unit Grant Statement under the Teradata 2012 Stock Incentive Plan, approved on April 26, 2016 (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K dated April 29, 2016).

10.8.3*
Form of Restricted Share Unit Agreement Under the Teradata 2012 Stock Incentive Plan, approved on February 4, 2019 (incorporated by reference to Exhibit 10.29 to the Annual Report, as amended, on Form 10-K/A dated March 1, 2019).

10.8.4*
Form of Restricted Share Unit Agreement For Non-U.S. Employees Under the Teradata 2012 Stock Incentive Plan, approved on February 4, 2019 (incorporated by reference to Exhibit 10.30 to the Annual Report, as amended, on Form 10-K/A dated March 1, 2019).

10.8.5*
Form of Restricted Share Unit Agreement Under the Teradata 2012 Stock Incentive Plan, approved on February 27, 2020 (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q dated May 11, 2020).

10.8.6*
Form of Restricted Share Unit Agreement for Non-U.S. Employees Under the Teradata 2012 Stock Incentive Plan, approved on February 27, 2020 (incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q dated May 11, 2020).

10.8.7*
Form of Performance-Based Restricted Share Unit Agreement Under the Teradata 2012 Stock Incentive Plan, approved on February 27, 2020 (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q dated May 11, 2020).

10.8.8*
Form of Restricted Share Unit Agreement for Non-U.S. Employees Under the Teradata 2012 Stock Incentive Plan, approved on February 27, 2020 (incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q dated May 11, 2020).

10.8.9*
Form of Restricted Share Unit Agreement Under the Teradata 2012 Stock Incentive Plan, approved on February 26, 2021 (incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q dated May 7, 2021).

10.8.10*
Form of Restricted Share Unit Agreement for Non-U.S. Employees Under the Teradata 2012 Stock Incentive Plan, approved on February 26, 2021 (incorporated by reference to Exhibit 10.3 to the Quarterly Report on Form 10-Q dated May 7, 2021).

10.8.11*
Form of Performance-Based Restricted Share Unit Agreement Under the Teradata 2012 Stock Incentive Plan, approved on February 26, 2021 (incorporated by reference to Exhibit 10.4 to the Quarterly Report on Form 10-Q dated May 7, 2021).

10.9*	Teradata 2023 Stock Incentive Plan Incorporated by reference to Appendix A to Teradata Corporation’s 2023 Proxy Statement on Schedule 14A dated March 22, 2023 (SEC File No. 001-33458).

10.9.1*	Form of Stock Option Agreement under the Teradata 2023 Stock Incentive Plan, approved on May 8, 2023 (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K dated May 12, 2023).

10.9.2*
Form of Stock Option Agreement for Non-U.S. Employees under the Teradata 2023 Stock Incentive Plan, approved on May 8, 2023 (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K dated May 12, 2023).

10.9.3*
Form of Restricted Share Unit Agreement under the Teradata 2023 Stock Incentive Plan, approved on May 8, 2023 (incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K dated May 12, 2023).

10.9.4*
Form of Restricted Share Unit Agreement for Non-U.S. Employees under the Teradata 2023 Stock Incentive Plan, approved on May 8, 2023 (incorporated by reference to Exhibit 10.5 to the Current Report on Form 8-K dated May 12, 2023).

10.9.5*
Form of Performance-Based Restricted Share Unit Agreement under the Teradata 2023 Stock Incentive Plan, approved on May 8, 2023 (incorporated by reference to Exhibit 10.6 to the Current Report on Form 8-K dated May 12, 2023).

10.9.6*
Form of Director Restricted Share Unit Grant Statement under the Teradata 2023 Stock Incentive Plan, approved on May 8, 2023 (incorporated by reference to Exhibit 10.7 to the Current Report on Form 8-K dated May 12, 2023).

10.9.7*	Form of Restricted Share Unit Agreement (Cliff Vesting) under the Teradata 2023 Stock Incentive Plan, approved on June 29, 2023 (filed herewith).

10.9.8*	Form of Restricted Share Unit Agreement for Non-U.S. Employees (Cliff Vesting) under the Teradata 2023 Stock Incentive Plan, approved on June 29, 2023 (filed herewith).

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

10.11*	Offer letter between Kathy Cullen-Cote and the Company dated June 21, 2019 (incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q dated August 5, 2019).

10.11.1*	Amendment to Offer Letter between Kathy Cullen-Cote and the Company dated July 30, 2021 (incorporated by reference to Exhibit 10.6 to the Quarterly Report on Form 10-Q dated August 6, 2021).

10.12*	Offer letter from Teradata Corporation to Stephen McMillan dated May 5, 2020 (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q dated August 10, 2020).

10.12.1*	Amendment to Offer Letter between Stephen McMillan and the Company dated April 29, 2022 (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q dated May 6, 2022).

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

10.12.4*	Executive Severance Plan Participation Agreement to new CEO, approved on May 5, 2020 (incorporated by reference to Exhibit 10.5 to the Quarterly Report on Form 10-Q dated August 10, 2020).

10.13*	Offer Letter from Teradata Corporation to Hillary Ashton dated August 25, 2020 (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q dated November 6, 2020).

10.14*	Offer letter from Teradata Corporation to Margaret Treese dated September 28, 2020. (incorporated by reference to Exhibit 10.18 to the Annual Report on Form 10-K dated February 26, 2021).

10.15*	Teradata New Employee Stock Inducement Plan (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K dated June 2, 2020 (SEC file number 001-33458)).

10.16*	Offer Letter from Teradata Corporation to Todd Cione dated December 4, 2020 (incorporated by reference to Exhibit 10.23 to the Annual Report on Form 10-K dated February 26, 2021).

10.16.1*
Form of Restricted Share Unit Agreement (Special New Hire Grant) Under the Teradata New Employee Stock Inducement Plan to new Chief Revenue Officer (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q dated May 7, 2021).

10.17*	Offer Letter from Teradata Corporation to Claire Bramley dated May 18, 2021 (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q dated August 6, 2021).

10.17.1*	Executive Severance Plan Participation Agreement to new CFO (incorporated by reference to Exhibit 10.3 to the Quarterly Report on Form 10-Q dated August 6, 2021).

10.17.2*	Restricted Share Unit Agreement (Graded Vesting New Hire Award) Inducement Grant to new CFO (incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q dated August 6, 2021).

10.18*	Offer Letter from Teradata Corporation to Jacqueline Woods dated November 8, 2021 (incorporated by reference to Exhibit 10.20 to the Annual Report on Form 10-K dated February 25, 2022).

10.18.1*
Form of Restricted Share Unit Agreement (Graded Vesting New Hire Award) Under the Teradata 2012 Stock Incentive Plan to new Chief Marketing Officer (incorporated by reference to Exhibit 10.20.1 to the Annual Report on Form 10-K dated February 25, 2022).

10.19	Offer Letter from Teradata Corporation to Michael Hutchinson dated December 22, 2021 (incorporated by reference to Exhibit 10.21 to the Annual Report on Form 10-K dated February 25, 2022).

10.20
Credit Agreement dated as of June 28, 2022 among Teradata Corporation, the lenders party thereto and JPMorgan Chase Bank, N.A., as Administrative Agent, as amended and restated effective as of September 21, 2023 (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q dated November 7, 2023).

10.21	Teradata Corporation Clawback Policy, effective as of October 2, 2023 (filed herewith).

21	Subsidiaries of Teradata Corporation.

23.1	Consent of Independent Registered Public Accounting Firm.

31.1	Certification pursuant to Rule 13a-14(a) dated February 23, 2024.

31.2	Certification pursuant to Rule 13a-14(a) dated February 23, 2024.

32	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 dated February 23, 2024.

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Management contracts or compensatory plans, contracts or arrangements.

TERADATA CORPORATION
SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS
(In millions)

Column A	Column B	Column C		Column D	Column E
Description	Balance at Beginning of Period	Provision/reversals Charged to Costs & Expenses	Charged to Other Accounts	Deductions	Balance at End of Period
Allowance for doubtful accounts
Year ended December 31, 2023	$12	$1	$—	$(1)	$12
Year ended December 31, 2022	$9	$5	$—	$(2)	$12
Year ended December 31, 2021	$14	$(1)	$—	$(4)	$9
Deferred tax valuation allowance
Year ended December 31, 2023	$69	$21	$—	$—	$90
Year ended December 31, 2022	$58	$11	$—	$—	$69
Year ended December 31, 2021	$51	$7	$—	$—	$58

Item 16.	FORM 10-K SUMMARY
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TERADATA CORPORATION

Date: February 23, 2024	By:	/s/ Claire Bramley
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