Form 10-Q
period 2024-03-31
TERADATA CORP /DE/
filed 2024-05-07
CIK 816761

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2024
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐  No  ☒
At April 26, 2024, the registrant had approximately 96.7 million shares of common stock outstanding.

PART I—FINANCIAL INFORMATION

Part 1—FINANCIAL INFORMATION
A

Item 1.	Financial Statements.
Teradata Corporation
Condensed Consolidated Statements of Income (Unaudited)

	Three Months Ended March 31,
In millions, except per share amounts	2024	2023
Revenue
Subscription software licenses	$90	$104
Services and other	298	285
Total recurring	388	389
Perpetual software licenses, hardware and other	8	13
Consulting services	69	74
Total revenue	465	476
Cost of revenue
Subscription software licenses	5	6
Services and other	107	92
Total recurring	112	98
Perpetual software licenses, hardware and other	8	11
Consulting services	61	65
Total cost of revenue	181	174
Gross profit	284	302
Operating expenses
Selling, general and administrative expenses	161	153
Research and development expenses	75	70
Total operating expenses	236	223
Income from operations	48	79
Other expense, net
Interest expense	(8)	(7)
Interest income	4	7
Other expense	(12)	(21)
Total other expense, net	(16)	(21)
Income before income taxes	32	58
Income tax expense	12	18
Net income	$20	$40
Net income per common share
Basic	$0.21	$0.39
Diluted	$0.20	$0.39
Weighted average common shares outstanding
Basic	97.4	101.4
Diluted	100.1	103.8
See Notes to Condensed Consolidated Financial Statements (Unaudited).

Teradata Corporation
Condensed Consolidated Statements of Comprehensive Income (Unaudited)

	Three Months Ended March 31,
In millions	2024	2023
Net income	$20	$40
Other comprehensive income (loss):
Foreign currency translation adjustments	(10)	3
Unrealized gain (loss) on cross-currency net investment hedge, before tax	3	(1)
Unrealized gain (loss) on cross-currency net investment hedge, tax portion	(1)	—
Total currency translation adjustments	(8)	2
Derivatives:
Unrealized gain (loss) on derivatives, before tax	5	(6)
Unrealized gain (loss) on derivatives, tax portion	(1)	1
Unrealized gain (loss) on derivatives, net of tax	4	(5)
Defined benefit plans:
Defined benefit plan adjustment, before tax	2	2
Defined benefit plan adjustment, tax portion	(1)	—
Defined benefit plan adjustment, net of tax	1	2
Other comprehensive loss	(3)	(1)
Comprehensive income	$17	$39
See Notes to Condensed Consolidated Financial Statements (Unaudited).

Teradata Corporation
Condensed Consolidated Balance Sheets (Unaudited)

In millions, except per share amounts	March 31, 2024	December 31, 2023
Assets
Current assets
Cash and cash equivalents	$337	$486
Accounts receivable, net	311	286
Inventories	16	13
Other current assets	105	84
Total current assets	769	869
Property and equipment, net	227	239
Right of use assets - operating lease, net	7	9
Goodwill	396	398
Capitalized contract costs, net	59	68
Deferred income taxes	204	221
Other assets	83	69
Total assets	$1,745	$1,873
Liabilities and stockholders’ equity
Current liabilities
Current portion of long-term debt	$25	$19
Current portion of finance lease liability	64	66
Current portion of operating lease liability	5	6
Accounts payable	119	100
Payroll and benefits liabilities	92	130
Deferred revenue	573	570
Other current liabilities	105	105
Total current liabilities	983	996
Long-term debt	474	480
Finance lease liability	57	63
Operating lease liability	4	6
Pension and other postemployment plan liabilities	94	102
Long-term deferred revenue	13	22
Deferred tax liabilities	8	8
Other liabilities	58	61
Total liabilities	1,691	1,738
Commitments and contingencies (Note 8)
Stockholders’ equity
Preferred stock: par value $0.01 per share, 100.0 shares authorized, no shares issued and outstanding at March 31, 2024 and December 31, 2023, respectively	—	—
Common stock: par value $0.01 per share, 500.0 shares authorized, 98.3 and 97.9 shares issued at March 31, 2024 and December 31, 2023, respectively	1	1
Paid-in capital	2,103	2,074
Accumulated deficit	(1,918)	(1,811)
Accumulated other comprehensive loss	(132)	(129)
Total stockholders’ equity	54	135
Total liabilities and stockholders’ equity	$1,745	$1,873
See Notes to Condensed Consolidated Financial Statements (Unaudited).

Teradata Corporation
Condensed Consolidated Statements of Cash Flows (Unaudited)

	Three Months Ended March 31,
In millions	2024	2023
Operating activities
Net income	$20	$40
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	27	28
Stock-based compensation expense	34	28
Deferred income taxes	12	7
Loss on Blue Chip Swap	2	—
Changes in assets and liabilities:
Receivables	(25)	23
Inventories	(3)	1
Current payables and accrued expenses	(30)	(41)
Deferred revenue	(6)	41
Other assets and liabilities	(4)	(18)
Net cash provided by operating activities	27	109
Investing activities
Expenditures for property and equipment	(6)	(4)
Other investing activities, net	(2)	—
Net cash used in investing activities	(8)	(4)
Financing activities
Repurchases of common stock	(124)	(84)
Payments of finance leases	(20)	(20)
Other financing activities, net	(6)	(7)
Net cash used in financing activities	(150)	(111)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(17)	(10)
Decrease in cash, cash equivalents and restricted cash	(148)	(16)
Cash, cash equivalents and restricted cash at beginning of period	486	571
Cash, cash equivalents and restricted cash at end of period	$338	$555

Supplemental cash flow disclosure:
Assets acquired under operating lease	$—	$1
Assets acquired under finance lease	$11	$30
Reconciliation of cash, cash equivalents and restricted cash to the Condensed Consolidated Balance Sheets:

	March 31, 2024	December 31, 2023
Cash and cash equivalents	$337	$486
Restricted cash	1	—
Total cash, cash equivalents and restricted cash	$338	$486

See Notes to Condensed Consolidated Financial Statements (Unaudited).

Teradata Corporation
Condensed Consolidated Statements of Changes in Stockholders’ Equity (Unaudited)

	Common Stock		Paid-in	Accumulated	Accumulated Other Comprehensive
In millions	Shares	Amount	Capital	Deficit	Loss	Total
December 31, 2023	98	$1	$2,074	$(1,811)	$(129)	$135
Net income	—	—	—	20	—	20
Employee stock compensation, employee stock purchase programs and option exercises, net of tax	3	—	29	—	—	29
Repurchases of common stock, retired	(3)	—	—	(127)	—	(127)
Pension and postemployment benefit plans, net of tax	—	—	—	—	1	1
Unrealized gain on derivatives, net of tax	—	—	—	—	4	4
Currency translation adjustment	—	—	—	—	(8)	(8)
March 31, 2024	98	$1	$2,103	$(1,918)	$(132)	$54

	Common Stock		Paid-in	Accumulated	Accumulated Other Comprehensive
In millions	Shares	Amount	Capital	Deficit	Loss	Total
December 31, 2022	101	$1	$1,941	$(1,565)	$(119)	$258
Net income	—	—	—	40	—	40
Employee stock compensation, employee stock purchase programs and option exercises, net of tax	3	—	21	—	—	21
Repurchases of common stock, retired	(2)	—	—	(88)	—	(88)
Pension and postemployment benefit plans, net of tax	—	—	—	—	2	2
Unrealized loss on derivatives, net of tax	—	—	—	—	(5)	(5)
Currency translation adjustment	—	—	—	—	2	2
March 31, 2023	102	$1	$1,962	$(1,613)	$(120)	$230

See Notes to Condensed Consolidated Financial Statements (Unaudited).

Notes to Condensed Consolidated Financial Statements (Unaudited)
1. Basis of Presentation
These statements have been prepared pursuant to the rules and regulations of the United States Securities and Exchange Commission ("SEC") and, in accordance with those rules and regulations, do not include all information and footnote disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP"). In the opinion of management, the condensed consolidated financial statements reflect all adjustments, consisting only of normal recurring adjustments, necessary to fairly state the results of operations, financial position and cash flows of Teradata Corporation ("Teradata" or the "Company") for the interim periods presented herein. The year-end 2023 condensed consolidated balance sheet data was derived from audited financial statements but does not include all disclosures required by GAAP. The preparation of condensed consolidated financial statements in conformity with GAAP requires management to make use of estimates and assumptions that affect the reported amounts and disclosures. Actual results may vary from these estimates.
These condensed consolidated interim financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in Teradata’s most recent Annual Report on Form 10-K for the fiscal year ended December 31, 2023 (the "2023 Annual Report"). The results of operations for any interim period are not necessarily indicative of the results of operations to be expected for the full year.
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

3. Revenue from Contracts with Customers
Disaggregation of Revenue from Contracts with Customers
The following table presents a disaggregation of revenue:

	Three Months Ended March 31,
in millions	2024	2023
Americas
Recurring	$244	$256
Perpetual software licenses, hardware and other	5	5
Consulting services	28	31
Total Americas	277	292
EMEA
Recurring	99	87
Perpetual software licenses, hardware and other	2	7
Consulting services	24	23
Total EMEA	125	117
APJ
Recurring	45	46
Perpetual software licenses, hardware and other	1	1
Consulting services	17	20
Total APJ	63	67
Total Revenue	$465	$476

Rental revenue, which is included in recurring revenue in the above table, was as follows:

	Three Months Ended March 31,
in millions	2024	2023
Rental revenue*	$55	$51
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

The following table provides information about receivables, contract assets and deferred revenue from contracts with customers:

	As of
in millions	March 31, 2024	December 31, 2023
Accounts receivable, net	$311	$286
Contract assets	$11	$9
Current deferred revenue	$573	$570
Long-term deferred revenue	$13	$22
Revenue recognized during the three months ended March 31, 2024 from amounts included in deferred revenue at the beginning of the period was $150 million.
Transaction Price Allocated to Unsatisfied Obligations
The following table includes estimated revenue expected to be recognized in the future related to the Company's unsatisfied (or partially satisfied) obligations at March 31, 2024:

in millions	Total at March 31, 2024	Year 1	Year 2 and Thereafter
Remaining unsatisfied obligations	$2,401	$1,380	$1,021
The amounts above represent the price of firm orders for which work has not been performed or goods have not been delivered and exclude unexercised contract options outside the stated contractual term that do not represent material rights to the customer. Although the Company believes that the contract value in the above table is firm, approximately $1,297 million of the amount is under contracts that are subject to customer-only general cancellation for convenience terms that the Company is contractually obligated to perform unless the customer notifies us of cancellation. The Company expects to recognize revenue of approximately $582 million in the next year from contracts that are non-cancelable. The Company believes the inclusion of this information is important to understanding the obligations that the Company is contractually required to perform and provides useful information regarding remaining obligations related to these executed contracts.
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

in millions	December 31, 2023	Capitalized	Amortization	March 31, 2024
Capitalized contract costs	$68	$—	$(9)	$59

in millions	December 31, 2022	Capitalized	Amortization	March 31, 2023
Capitalized contract costs	$92	$2	$(10)	$84

5. Supplemental Financial Information

	As of
In millions	March 31, 2024	December 31, 2023
Inventories
Finished goods	$14	$11
Service parts	2	2
Total inventories	$16	$13

Deferred revenue
Deferred revenue, current	$573	$570
Long-term deferred revenue	13	22
Total deferred revenue	$586	$592

	Three Months Ended March 31,
In millions	2024	2023
Other expense
Foreign currency losses	$9	$18
Other	3	3
Total Other expense	$12	$21
Argentina Blue Chip Swap Transaction
The Central Bank of Argentina maintains currency controls that limit our ability to access U.S. dollars in Argentina and remit cash from our Argentine operations. There is a foreign exchange mechanism known as Blue Chip Swaps, which effectively results in a parallel U.S. dollar exchange rate. During February of 2024, we entered into a Blue Chip Swap transaction in order to remit cash from our Argentine operations that resulted in a pre-tax loss on investment of $2 million during the first quarter of 2024.
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

The effective tax rate is as follows:

	Three Months Ended March 31,
In millions	2024	2023
Effective tax rate	37.5%	31.0%

For the three months ended March 31, 2024, the Company recorded $1 million of net discrete tax expense, a majority of which related to additional tax expense from stock-based compensation vesting.
For the three months ended March 31, 2023, the Company recorded $2 million of net discrete tax benefits, a majority of which related to the excess tax benefit derived from stock-based compensation vesting.
Effective January 1, 2024, many jurisdictions where we conduct business, including several European Union members and G20 countries, have enacted a 15% global minimum tax on the income generated in each of the jurisdictions in which we operate, referred to as "Pillar Two" of the Global Anti-Base Erosion rules framework that was undertaken by the Organization for Economic Co-operation and Development ("OECD"). We are continuing to monitor developments and evaluate the impacts of the Pillar Two rules, however, as of the date of this Report on Form 10-Q, we do not expect the Pillar Two rules to have a material impact to our annual effective tax rate.
The Company estimates its annual effective tax rate for 2024 to be approximately 26.0%, which takes into consideration, among other things, the forecasted earnings mix by jurisdiction and the impact of discrete tax items to be recognized in 2024. Under U.S. tax law, U.S. shareholders are subject to a tax on global intangible low-taxed income ("GILTI") earned by certain foreign subsidiaries. The Company has elected to provide for the tax expense related to GILTI in the year in which the tax is incurred. Effective on January 1, 2022, the U.S. tax law changed and now requires R&D expenses to be capitalized and amortized for tax purposes under Internal Revenue Code Section 174, which increases the Company's GILTI tax liability. The Company is currently forecasting approximately $3 million of tax expense related to GILTI in our marginal effective tax rate for 2024.
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
In June 2022, Teradata refinanced its long-term debt and its associated interest rate swap ("Prior Interest Rate Swap"), which were due to mature in June 2023. As a result, Teradata terminated its five-year London Interbank Offered Rate ("Libor") interest rate swap that had a $500 million initial notional amount to hedge the floating interest rate of its Libor term loan. On June 28, 2022, Teradata executed a five-year Secured Overnight Financing Rate ("SOFR") interest rate swap, to fix the interest rate on approximately 90% of the principal balance of the $500 million term loan, with an initial notional amount of $450 million. The Company uses interest rate swaps to manage interest rate risks on future interest payments caused by interest rate changes on its variable rate term loan. The notional amount of the hedge steps down according to the amortization schedule of the term loan. The notional amount of the hedge was $450 million as of March 31, 2024.
The Company performed an initial effectiveness assessment on the interest rate swap and the net investment hedge foreign currency swap, and the hedges were determined to be effective. The hedges are being evaluated qualitatively on a quarterly basis for effectiveness. Changes in fair value are recorded in Accumulated Other Comprehensive

Loss and periodic settlements of the swap will be recorded in interest expense along with the interest on amounts outstanding under the term loan.
The following table identifies the contract notional amount of the Company’s derivative financial instruments:

	As of
In millions	March 31, 2024	December 31, 2023
Contract notional amount of foreign exchange forward contracts	$34	$178
Net contract notional amount of foreign exchange forward contracts	$3	$1
Contract notional amount of foreign currency exchange (net investment hedge)	$150	$150
Contract notional amount of interest rate swap	$450	$450
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

8. Commitments and Contingencies
Legal Proceedings. In the ordinary course of business, the Company is subject to proceedings, lawsuits, governmental investigations, claims and other matters, including those that relate to the environment, health and safety, employee benefits, export compliance, intellectual property, tax matters, shareholder matters, and other regulatory compliance and general matters. It is not currently a party to any litigation, nor is it aware of any pending or threatened litigation against it that the Company believes would materially affect its business, operating results, financial condition or cash flows, other than the following.
On June 19, 2018, the Company and certain of its subsidiaries filed a lawsuit (the "TD-SAP 1" suit) in the U.S. District Court for the Northern District of California against SAP SE, SAP America, Inc., and SAP Labs, LLC (collectively, "SAP"). In the TD-SAP 1 lawsuit, the Company alleged, among other things, that SAP misappropriated certain of the Company’s trade secrets within the Company’s enterprise data analytics and warehousing products and used such trade secrets to help develop, improve, introduce, and sell one or more competing products. The Company further alleged that SAP employed anticompetitive practices using its substantial market position in the enterprise resource planning applications market to pressure the Company’s customers and prospective customers to use one or more of SAP's competing products and reduce or eliminate customers' and prospective customers' use of the Company's offerings. The Company sought an injunction barring SAP’s alleged conduct, monetary damages, and other available legal and equitable relief. In July 2019, SAP filed patent infringement counterclaims against the Company based on five of SAP’s U.S. patents. On August 31, 2020, the Company filed a second lawsuit against SAP (the "TD-SAP 2" suit) in the U.S. District Court for the Northern District of California, in which the Company alleged infringement by SAP of four of the Company's U.S. patents. On February 16, 2021, SAP filed additional patent infringement counterclaims against the Company in response. On the same day, SAP also filed a lawsuit in Germany (the "TD-SAP 3" suit) for infringement of a single German patent. In November 2021, the district court dismissed the Company’s antitrust claims and most of its trade secret claims in the TD-SAP 1 suit. In December 2021, the Company appealed that decision to the U.S. Court of Appeals for the Federal Circuit in Washington, D.C. That Court ruled the appeal should be heard by the Ninth Circuit Court of Appeals; the appeal was transferred to the Ninth Circuit and the court heard oral arguments on February 12, 2024, and the parties are awaiting the Court's ruling. In the meantime, the Company and SAP have entered into a partial settlement agreement that has resulted in full dismissal of all claims and counterclaims in the TD-SAP 2 suit in California and the TD-SAP 3 suit in Germany as well as a stay of all claims and counterclaims remaining in the TD-SAP 1 suit pending resolution of the Company’s appeal. Currently, it is not possible to determine the likelihood of a loss or a reasonably estimated range of loss, if any, pertaining to any of SAP’s remaining patent counterclaims in the TD-SAP 1 lawsuit.
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
Concentrations of Risk. The Company is potentially subject to concentrations of credit risk on accounts receivable and financial instruments such as hedging instruments, and cash and cash equivalents. Credit risk includes the risk of nonperformance by counterparties. The maximum potential loss may exceed the amount recognized on the balance sheet. Exposure to credit risk is managed through credit approvals, credit limits, selecting major international financial institutions (as counterparties to hedging transactions) and monitoring procedures. Teradata’s business often involves large transactions with customers, and if one or more of those customers were to default in its obligations under applicable contractual arrangements, the Company could be exposed to potentially significant losses. However, management believes that the reserves for potential losses were adequate at March 31, 2024 and December 31, 2023.

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
When deemed appropriate, the Company minimizes its exposure to changes in foreign currency exchange rates through the use of derivative financial instruments, specifically, foreign exchange forward contracts. Additionally, in June 2022, Teradata executed a five-year interest rate swap with a $450 million initial notional amount in order to hedge the variable interest rate on its term loan and a four-year cross-currency swap with initial notional amounts of €143 million/$150 million, as a net investment hedge to hedge the Euro currency exposure of our net investment in certain foreign subsidiaries. The fair value of these contracts and swaps are measured at the end of each interim reporting period using observable inputs other than quoted prices, specifically market spot and forward exchange rates. As such, these derivative instruments are classified within Level 2 of the valuation hierarchy. Fair value of unrealized gains for open contracts are recorded in other assets and the fair value of unrealized losses are recorded in other liabilities in the Company's balance sheet. The fair value of foreign exchange forward contract assets and liabilities at March 31, 2024 and December 31, 2023 was not material. Realized gains and losses from the Company’s fair value and net investment hedges net of corresponding gains or losses on the underlying exposures were immaterial for the three months ended March 31, 2024 and 2023.

The Company’s other assets and liabilities measured at fair value on a recurring basis and subject to fair value disclosure requirements at March 31, 2024 and December 31, 2023 were as follows:

		Fair Value Measurements at Reporting Date Using
In millions	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Money market funds at March 31, 2024	$45	$45	$—	$—
Money market funds at December 31, 2023	$152	$152	$—	$—

Interest rate swap at March 31, 2024	$13	$—	$13	$—
Interest rate swap at December 31, 2023	$8	$—	$8	$—

Liabilities
Foreign currency swap at March 31, 2024	$5	$—	$5	$—
Foreign currency swap at December 31, 2023	$8	$—	$8	$—
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
All outstanding borrowings pursuant to the Revolving Facility are due and payable on June 28, 2027, however, the maturity date of the Revolving Facility may be extended by agreement of the parties for up to two additional one-year periods. The Term Loan is payable in quarterly installments, which commence on June 30, 2024, with 1.25% of the initial principal amount due on each of the first twelve payment dates, with all remaining principal due on June 28, 2027. Under the terms of the Credit Facility, Teradata from time to time and subject to certain conditions may increase the lending commitments under the Credit Facility in an aggregate principal amount up to an additional $450 million, to the extent that existing or new lenders agree to provide such additional commitments. The outstanding principal amount of the Credit Facility bears interest at a floating rate based upon, at Teradata’s option, a negotiated base rate or an adjusted term SOFR rate, plus in each case, a margin based on the Company's leverage ratio. As disclosed in Note 7, in June 2022, Teradata entered into an interest rate swap to hedge approximately 90% (or $450 million as of March 31, 2024) of the floating interest rate of the total $500 million Term Loan and a cross currency swap to hedge a portion of Euro currency exposure of its net investment in certain foreign subsidiaries.
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
As of March 31, 2024, the Company had no borrowings outstanding under the Revolving Facility, leaving $400 million in borrowing capacity available under the Revolving Facility and the Term Loan principal outstanding was $500 million. The Term Loan is recognized on the Company's balance sheet at the unpaid principal balance, net of deferred issuance costs, and is not subject to fair value measurement. The Company was in compliance with all covenants under the Credit Facility as of March 31, 2024.
For the three months ended March 31, 2024 and March 31, 2023, the blended all-in interest rate on the Credit Facility was 4.31% and 4.26%, respectively.
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

	Three Months Ended March 31,
In millions, except per share amounts	2024	2023
Net income attributable to common stockholders	$20	$40
Weighted average outstanding shares of common stock	97.4	101.4
Dilutive effect of employee stock options, restricted stock and other stock awards	2.7	2.4
Common stock and common stock equivalents	100.1	103.8
Net income per share:
Basic	$0.21	$0.39
Diluted	$0.20	$0.39
Options to purchase 0.2 million shares in the three months ended March 31, 2023 were not included in the computation of diluted earnings per share because the exercise prices of these options were greater than the average market price of the common shares for the period, and therefore would have been anti-dilutive. There were no anti-dilutive options excluded for the three months ended March 31, 2024.
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

The following table presents segment revenue and segment gross profit for the Company:

	Three Months Ended March 31,
In millions	2024	2023
Segment revenue
Americas	$277	$292
EMEA	125	117
APJ	63	67
Total revenue	465	476
Segment gross profit
Americas	177	193
EMEA	79	74
APJ	33	39
Total segment gross profit	289	306
Stock-based compensation costs	4	4
Acquisition, integration, reorganization and transformation-related costs	1	—
Total gross profit	284	302
Selling, general and administrative expenses	161	153
Research and development expenses	75	70
Income from operations	$48	$79

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations ("MD&A").
You should read the following discussion in conjunction with the Condensed Consolidated Financial Statements (Unaudited) and the notes to those statements included elsewhere in this Quarterly Report on Form 10-Q. This Quarterly Report on Form 10-Q contains certain statements that are forward-looking within the meaning of the Private Securities Litigation Reform Act of 1995. Certain statements contained in the MD&A are forward-looking statements that involve risks and uncertainties. The forward-looking statements are not historical facts, but rather are based on current expectations, estimates, assumptions and projections about our industry, business and future financial results. Our actual results could differ materially from the results contemplated by these forward-looking statements due to a number of factors, including those discussed in other sections of this Quarterly Report on Form 10-Q and in our Annual Report on Form 10-K for the fiscal year ended December 31, 2023 (the "2023 Annual Report"). The Company does not undertake any obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law.

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
We are continuing to execute on our key priorities, including supporting our on-premises customers, migrating customers to the cloud, upgrading customers from VantageCloud Enterprise to VantageCloud Lake, expanding our Teradata Vantage analytics and data platform product offering (which includes VantageCloud Enterprise, VantageCloud Lake, and ClearScape Analytics), adding new customers and expanding our footprint with existing customers, informing our customers of our AI capabilities, increasing our focus on diversity and inclusiveness, and driving operational excellence and agility across the Company.
To allow for greater transparency regarding the progress we are making toward achieving our strategic objectives, we utilize the following financial and performance metrics:
•Annual Recurring Revenue ("ARR") - annual value at a point in time of recurring contracts.

•Total Annual Recurring Revenue ("Total ARR") - annual value at a point in time of all recurring contracts, including subscription, cloud, software upgrade rights, and maintenance. Total ARR does not include managed services and third-party software.

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

First Quarter Financial Overview
As more fully discussed in later sections of this MD&A, the following were significant financial items for the first quarter of 2024:
•At the end of the first quarter of 2024, ARR was $1.480 billion compared to $1.506 billion in the first quarter of 2023, decreasing 2% as compared to the first quarter of 2023, including a 1% negative impact from foreign currency translation.
•At the end of the first quarter of 2024, Public Cloud ARR was $525 million compared to $388 million in the first quarter of 2023, increasing 35% as compared to the first quarter of 2023, including a 1% negative impact from foreign currency fluctuations.
•Total revenue was $465 million for the first quarter of 2024, a 2% decrease compared to the first quarter of 2023, with flat recurring revenue results. Perpetual software licenses, hardware and other revenue decreased 38%, and consulting services revenue decreased 7%. Foreign currency fluctuations had a 1% adverse impact on total revenue for the quarter compared to the prior year.
•Gross margin decreased to 61.1% in the first quarter of 2024 from 63.4% in the first quarter of 2023, primarily due to a revenue mix with a higher percentage of Public Cloud revenue, offset in part by improving margin rates of Public Cloud revenue as compared to the first quarter of 2023.
•Operating expenses for the first quarter of 2024 increased 6% compared to the first quarter of 2023, primarily due to higher stock compensation and reorganization expenses in the first quarter of 2024.
•Operating income was $48 million in the first quarter of 2024, compared to $79 million in the first quarter of 2023.
•Net income in the first quarter of 2024 was $20 million, compared to $40 million in the first quarter of 2023.
•Cloud Net Expansion Rate for the first quarter of 2024 was 123%, compared to 119% for the first quarter of 2023.

Results of Operations for the Three Months Ended March 31, 2024
Compared to the Three Months Ended March 31, 2023
Revenue

		% of		% of
In millions	2024	Revenue	2023	Revenue
Recurring	$388	83.4%	$389	81.7%
Perpetual software licenses, hardware and other	8	1.7%	13	2.7%
Consulting services	69	14.8%	74	15.6%
Total revenue	$465	100%	$476	100%
Total revenue decreased $11 million, or 2%, in the first quarter of 2024, including a 1% negative impact from foreign currency fluctuations. Recurring revenue was flat as compared to the first quarter of 2023 and included a 1% negative impact from foreign currency fluctuations. The recurring revenue growth rate for the first quarter of 2024 also included a negative 3% impact from lower annual upfront software subscription revenue associated with on-premises subscription software as compared to the prior-year period as we continue our strategy of migrating on-premises customers to the cloud and specific on-premises erosions. Revenues from perpetual software licenses, hardware and other decreased 38%, or $5 million in the first quarter of 2024, primarily due to the timing of deals and a low overall volume from this revenue category, as aligned with our strategic shift towards recurring revenue. Consulting services revenue decreased 7% in the first quarter of 2024, including a 5% negative impact from foreign currency fluctuations. In addition, due to its association to movements in new and existing customer workloads, the consulting services revenue was also negatively impacted by the decrease in Total ARR in the period, as well as the wind-down of direct operations in China.
Financial and Performance Measures
Our Total ARR is composed of three main categories: (1) Public Cloud ARR, (2) ARR related to on-premises subscription-based contracts and private cloud ("Subscription ARR"), and (3) ARR related to our legacy perpetual maintenance and software upgrade rights. At March 31, 2024 and 2023 our Total ARR consisted of:

In millions	2024	2023
Public Cloud	$525	$388
Subscription	816	859
Maintenance and Software upgrade rights	139	259
Total ARR	$1,480	$1,506

Cloud Net Expansion rate	123%	119%
At the end of the first quarter of 2024, Total ARR decreased 2% as compared to the first quarter of 2023, including a 1% negative impact from foreign currency fluctuations. At the end of the first quarter of 2024, Public Cloud ARR increased 35% as compared to the first quarter of 2023, including a 1% negative impact from foreign currency fluctuations. Public Cloud ARR grew in all three geographic regions year-over-year. Public Cloud ARR growth in the first quarter of 2024 was driven by greater market awareness and customer demand of Teradata VantageCloud, our public cloud offering. The decreases in subscription ARR and maintenance and software upgrade rights ARR were partially driven by customer migrations to Cloud ARR, and partially caused by specific on-premises erosions.
In the first quarter of 2024, we experienced the following continuing trends as compared to the first quarter of 2023:
•Increasing number of existing cloud customers who are adding new, incremental workloads to the cloud.
•Customers expanding into additional cloud capabilities when they migrate to VantageCloud as compared to the capabilities they had in an on-premises environment.
•Existing on-premises customers adding new, incremental cloud workloads when expanding into hybrid environments.

•Elongated deal closing cycles that have resulted in anticipated deals moving to future quarters.
As a portion of the Company’s operations and revenue occur outside the United States, and in currencies other than the U.S. dollar, the Company is exposed to fluctuations in foreign currency exchange rates. Based on currency rates as of April 30, 2024, Teradata is now estimating a 2.0%-to-2.5% negative impact from currency translation on our 2024 full-year total reported revenues.
We expect to see expansion as the primary contributor for Total ARR growth in 2024 and expansion and migration as the primary contributors for Public Cloud ARR growth in 2024.
Gross Profit

		% of		% of
In millions	2024	Revenue	2023	Revenue
Recurring	$276	71.1%	$291	74.8%
Perpetual software licenses, hardware and other	—	—%	2	15.4%
Consulting services	8	11.6%	9	12.2%
Total gross profit	$284	61.1%	$302	63.4%
The decrease in recurring revenue gross profit as a percentage of revenue was primarily due to a higher mix of cloud revenues versus on-premises revenue as compared to the prior-year period, offset in part by continued expansion in our cloud margin rate. Recurring revenue gross margin was also negatively impacted by decreased annual upfront software subscription revenue associated with on-premises subscription software during the period and specific on-premises erosions.
The decrease in perpetual software licenses, hardware and other gross profit as a percentage of revenue was primarily driven by deal mix and the timing of revenue.
Consulting services gross profit as a percentage of revenue decreased somewhat as compared to the prior year primarily due to the decrease in revenue as compared to the prior-year period.
Operating Expenses

		% of		% of
In millions	2024	Revenue	2023	Revenue
Selling, general and administrative expenses	$161	34.6%	$153	32.1%
Research and development expenses	75	16.1%	70	14.7%
Total operating expenses	$236	50.8%	$223	46.8%
Selling, general and administrative ("SG&A") expense increased year over year due to higher stock compensation and reorganization costs partially off-set by continued cost discipline focused on cost reductions across the Company. Research and development ("R&D") expense increased year over year primarily due to increased spending on cloud development, including AI/ML capabilities.
Other Expense, net

In millions	2024	2023
Interest income	$4	$7
Interest expense	(8)	(7)
Other	(12)	(21)
Other expense, net	$(16)	$(21)
Other expense, net in the first quarter of 2024 and 2023 is comprised primarily of interest expense on long-term debt and finance leases, losses resulting from foreign currency transactions, as well as benefit costs on our pension and postemployment plans, partially offset by interest income earned on our cash and cash equivalents. Other expense is lower in 2024 primarily due to decreased foreign currency losses of $9 million as compared to the prior period.
As disclosed in Note 5 of Notes to Condensed Consolidated Financial Statements (Unaudited), during February of 2024, we entered into a Blue Chip Swap transaction in order to remit cash from our Argentine operations that resulted in a pre-tax loss on investment of $2 million during the first quarter of 2024 that is reported in "Other" expense in the first quarter of 2024.
Provision for Income Taxes
Income tax provisions for interim periods are based on estimated annual income tax rates, adjusted to reflect the effects of any significant infrequent or unusual items which are required to be discretely recognized within the current interim period.
The effective tax rates for the three months ended March 31, 2024 and 2023 were as follows:

	2024	2023
Effective tax rate	37.5%	31.0%

For the three months ended March 31, 2024, the Company recorded $1 million of net discrete tax expense, a majority of which related to tax expense from stock-based compensation vesting.
For the three months ended March 31, 2023, the Company recorded $2 million of net discrete tax benefits, a majority of which related to the excess tax benefit derived from stock-based compensation vesting.
Effective January 1, 2024, many jurisdictions where we conduct business, including several European Union members and G20 countries, have enacted a 15% global minimum tax on the income generated in each of the jurisdictions in which we operate, referred to as "Pillar Two" of the Global Anti-Base Erosion rules framework that was undertaken by the Organization for Economic Co-operation and Development ("OECD"). We are continuing to monitor developments and evaluate the impacts of the Pillar Two rules; we do not expect the Pillar Two rules to have a material impact to our annual effective tax rate.
Effective on January 1, 2022, the U.S. tax law changed to require that R&D expenses be capitalized and amortized for tax purposes under Internal Revenue Code Section 174. This requirement has an impact on global intangible low-taxed income ("GILTI") tax. We are currently forecasting approximately $3 million of tax expense related to GILTI in our marginal effective tax rate for 2024.
We expect that a majority of our foreign earnings will be repatriated to the U.S. As a result, the effective tax rates in the periods presented are largely based upon the forecasted pre-tax earnings mix between the U.S. and other foreign taxing jurisdictions where we conduct our business.
We estimate that the full-year effective tax rate for 2024 will be approximately 26%, which takes into consideration, among other things, the forecasted earnings mix by jurisdiction, the estimated impact to GILTI tax (including the requirement to capitalize R&D for tax purposes), and the estimated discrete items to be recognized in 2024. The forecasted tax rate is based on the foreign profits being taxed at an overall effective tax rate of approximately 22%, as compared to the U.S. federal statutory tax rate of 21%.

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
The following table presents segment revenue and segment gross profit for the Company for the three months ended March 31:

		% of		% of
In millions	2024	Revenue	2023	Revenue
Segment revenue
Americas	$277	59.6%	$292	61.3%
EMEA	125	26.9%	117	24.6%
APJ	63	13.5%	67	14.1%
Total segment revenue	$465	100%	$476	100%
Segment gross profit
Americas	$177	63.9%	$193	66.1%
EMEA	79	63.2%	74	63.2%
APJ	33	52.4%	39	58.2%
Total segment gross profit	$289	62.2%	$306	64.3%
Americas
Americas revenue decreased 5% as compared to the prior year, including a 2% adverse impact from foreign currency fluctuations. The decrease in revenues was due to a decrease in recurring revenue of 5%, and a consulting revenue decrease of 10% ($3 million), as compared to the prior year. Segment gross profit as a percentage of revenues decreased due to a higher proportion of public cloud revenues as compared to the prior-year period.
EMEA
EMEA revenue increased 7%, including a 1% favorable impact from foreign currency fluctuations. The overall increase in EMEA revenue included an increase of 14% in recurring revenue, partially off-set by a decrease of 71% ($5 million) in perpetual software licenses, hardware and other revenue. Consulting revenue was relatively flat year over year. Segment gross profit as a percentage of revenues was flat compared to the prior-year period.
APJ
APJ revenue decreased 6%, including a 6% adverse impact from foreign currency fluctuations. Recurring revenue decreased by 2% ($1 million), and consulting revenue decreased by 15% ($3 million). The decline in total revenue was primarily impacted by our strategic decision to wind-down direct operations in China during the prior year. Segment gross profit as a percentage of revenues was lower primarily due to a higher proportion of public cloud revenues as compared to the prior-year period, as well as the impact of the wind-down of direct operations in China.

Financial Condition, Liquidity and Capital Resources
Cash provided by operating activities was $27 million, which decreased by $82 million in the three months ended March 31, 2024 compared to the three months ended March 31, 2023. The decrease in cash provided by operating activities was primarily due to approximately $20 million lower net income period over period, approximately $30 million from working capital dynamics, with the remaining change largely due to lower billings. Teradata used approximately $13 million of cash in the first three months of 2024 for reorganizing and transforming its operations and go-to-market functions to align to its strategy, as compared to $15 million in the first three months of 2023.
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
The table below shows net cash provided by operating activities and net cash used in investing activities related to capital expenditures, along with free cash flow, for the following periods:

	Three Months Ended March 31,
In millions	2024	2023
Net cash provided by operating activities	$27	$109
Less:
Expenditures for property and equipment	(6)	(4)
Free cash flow	$21	$105
Financing activities and certain other investing activities are not included in our calculation of free cash flow. As disclosed in Note 5 of Notes to Condensed Consolidated Financial Statements (Unaudited), during February of 2024, we entered into a Blue Chip Swap transaction in order to remit cash from our Argentine operations that resulted in a pre-tax loss on investment of $2 million during the first quarter of 2024 that is reported as an investing activity for cash flow purposes. There were no other material investing activities for the three months ended March 31, 2024 and 2023.
Teradata’s financing activities for the three months ended March 31, 2024 and 2023 primarily consisted of cash outflows for share repurchases and payments on our finance leases. At March 31, 2024, we had no outstanding borrowings on our $400 million Revolving Facility (as defined below).
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

•Our open market share repurchase program provides for the repurchase of Teradata stock periodically on an ongoing basis in open market transactions, through 10b5-1 programs, through accelerated share repurchase programs, in privately negotiated transactions, or through the use of derivative instruments, in accordance with applicable securities rules regarding issuer repurchases. The open market share repurchase program will expire on December 31, 2025. On November 1, 2021, our Board of Directors authorized an additional $1 billion for share repurchases under the open market share repurchase program. There is a total authority of $427 million remaining under the open market share repurchase program as of March 31, 2024.
In the aggregate under the dilution offset share repurchase program and the open market share repurchase program, we repurchased approximately 3.2 million shares of common stock at an average price per share of $40.57 in the three months ended March 31, 2024.
Share repurchases are reported on a trade date basis. Our share repurchase activity depends on factors such as our working capital needs, our cash requirements for capital investments, our stock price, and economic and market conditions.
Other financing activities, including net share settlement for the payroll tax liability of section 16 officers (as discussed in Item 2. Unregistered Sales of Equity Securities and Use of Proceeds), offset by proceeds from the ESPP and the exercise of stock options, net of tax was a net outflow of $6 million for the three months ended March 31, 2024 and a net outflow of $7 million (including fees from the credit facility agreement) for the three months ended March 31, 2023. The ESPP proceeds are included in other financing activities, net in the Condensed Consolidated Statements of Cash Flows (Unaudited).
Our total cash and cash equivalents held outside the United States in various foreign subsidiaries was $306 million as of March 31, 2024 and $428 million as of December 31, 2023. The remaining balance held in the United States ("U.S.") was $31 million as of March 31, 2024 and $58 million as of December 31, 2023. The Company expects that a majority of its foreign earnings will be repatriated to the U.S. Effective January 1, 2018, the U.S. moved to a territorial system of international taxation, and as such will generally not subject future foreign earnings to U.S. taxation upon repatriation in future years.
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
The Company’s ability to generate positive cash flows from operations is dependent on general economic conditions, competitive pressures, and other business and risk factors described in the 2023 Annual Report and elsewhere in this Quarterly Report on Form 10-Q. If the Company is unable to generate sufficient cash flows from operations, or otherwise comply with the terms of the Credit Facility or its term loan agreement, the Company may be required to seek additional financing alternatives.
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

Contractual and Other Commercial Commitments. There has been no significant change in our contractual and other commercial commitments as described in the 2023 Annual Report. Our commitments and contingencies are discussed in Note 8 of Notes to Condensed Consolidated Financial Statements (Unaudited).
Critical Accounting Policies and Estimates
Our financial statements are prepared in accordance with GAAP. In connection with the preparation of these financial statements, we are required to make assumptions, estimates and judgments that affect the reported amounts of assets, liabilities, revenues, expenses and the related disclosure of contingent liabilities. These assumptions, estimates and judgments are based on historical experience and assumptions that are believed to be reasonable at the time. However, because future events and their effects cannot be determined with certainty, the determination of estimates requires the exercise of judgment. Our critical accounting policies are those that require assumptions to be made about matters that are highly uncertain. Different estimates could have a material impact on our financial results. Judgments and uncertainties affecting the application of these policies and estimates may result in materially different amounts being reported under different conditions or circumstances. Our management periodically reviews these estimates and assumptions to ensure that our financial statements are presented fairly and are materially correct. We assessed certain accounting matters that generally require consideration of forecasted financial information in context with the information reasonably available to us as of March 31, 2024 and through the date of this report. The accounting matters assessed included, but were not limited to, our allowance for doubtful accounts, stock-based compensation, the carrying value of our goodwill and other long-lived assets, financial assets, valuation allowances for tax assets and revenue recognition.
In many cases, the accounting treatment of a particular transaction is specifically dictated by GAAP and does not require significant management judgment in its application. There are also areas in which management’s judgment in selecting among available alternatives would not produce a materially different result. The significant accounting policies and estimates that we believe are the most critical to aid in fully understanding and evaluating our reported financial results are discussed in the 2023 Annual Report. Teradata’s senior management has reviewed these critical accounting policies and related disclosures and determined that there were no significant changes in our critical accounting policies in the three months ended March 31, 2024.
New Accounting Pronouncements
See discussion in Note 2 of Notes to Condensed Consolidated Financial Statements (Unaudited) for new accounting pronouncements.
Item 3. Quantitative and Qualitative Disclosures About Market Risk.
There have not been any material changes to the market risk factors previously disclosed in Part II, Item 7A of the 2023 Annual Report.

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
Based on their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2024, our disclosure controls and procedures were effective to provide reasonable assurance that the information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.
Changes in Internal Control over Financial Reporting
We are in the process of implementing a new global cloud enterprise resource planning ("ERP") system that is occurring in phases throughout 2024. The ERP system is designed to improve and modernize the efficiency of certain financial and related transaction processes, accurately maintain Teradata’s financial records, enhance operational functionality, and provide timely information to our management team related to the operation of the business. We expect that the new ERP system will enhance and modernize our overall system of internal controls over financial reporting through further automation and integration of business processes, although it is not being implemented in response to any identified deficiency in Teradata’s internal controls over financial reporting. As such, the implementation of our ERP system will likely affect the processes that constitute our internal control over financial reporting and will require testing for controls effectiveness as the implementation progresses. Based on the implementation status as of the filing of this Quarterly Report on Form 10-Q, we have concluded that the implementation of the ERP system thus far has not materially affected our internal control over financial reporting. However, as the next phases of the ERP system implementation are concluded, we will evaluate whether any process and/or controls changes in connection with the new ERP system necessitate changes in the design of and testing for effectiveness of internal controls over financial reporting.
Other than the ongoing ERP implementation, there have been no changes in our internal control over financial reporting that occurred during the last fiscal quarter ended March 31, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Part II—OTHER INFORMATION
Item 1. Legal Proceedings.
The information required to be set forth under this Part II, Item 1 is incorporated by reference to Note 8, Commitments and Contingencies—Legal Proceedings of the Notes to Condensed Consolidated Financial Statements (Unaudited) included in this Quarterly Report on Form 10-Q.
Item 1A. Risk Factors.
There have not been any material changes to the risk factors previously disclosed in Part I, Item IA of the 2023 Annual Report.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
Purchases of Company Common Stock
From time to time, the Company's Section 16 officers sell to the Company shares of the Company's common stock received upon vesting of restricted share units at the current market price to cover their withholding tax obligations. For the three months ended March 31, 2024, the total of these purchases was 288,216 shares at an average price of $44.03 per share.The following table provides information relating to the Company’s share repurchase programs for the three months ended March 31, 2024:

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Dilution Offset Program (1)	Total Number of Shares Purchased as Part of Publicly Announced Open Market Share Repurchase Program (2)	Maximum Dollar Value that May Yet Be Purchased Under the Dilution Offset Program	Maximum Dollar Value that May Yet Be Purchased Under the Open Market Share Repurchase Program
Month
January 2024	685,038	$45.98	34,671	650,367	$700,420	$524,031,105
February 2024	1,149,985	$40.04	—	1,149,985	$700,420	$477,990,695
March 2024	1,334,239	$38.26	—	1,334,239	$700,420	$426,946,475
First Quarter Total	3,169,262	$40.57	34,671	3,134,591	$700,420	$426,946,475
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

Item 3. Defaults Upon Senior Securities.
None
Item 4. Mine Safety Disclosures.
None

Item 5. Other Information.
During the three months ended March 31, 2024, other than the directors and officers shown in the table below, no director or officer of the Company adopted or terminated a "Rule 10b5-1 trading arrangement" or "non-Rule 10b5-1 trading arrangement," as each term is defined in Item 408(a) of Regulation S-K.

Name (Title)	Action	Date	Trading Arrangement		Aggregate Number of Shares that could be Sold under the Rule 10b5-1 Plan	Expiration Date
			Rule 10b5-1*	Non-Rule 10b5-1**
Claire Bramley (Chief Financial Officer)	Terminated (2)	February 14, 2024	x		Up to 90,770(3)	June 28, 2024
Todd M. Cione (Former Chief Revenue Officer) (1)	Terminated (2)	February 15, 2024	x		Up to 75,925(4)	August 14, 2024
Stephen McMillan (Chief Executive Officer)	Adopted	February 23, 2024	x		Up to 30,000	November 8, 2024
Timothy C. K. Chou (Director)	Terminated (2)	February 29, 2024	x		Up to 6,536(5)	December 31, 2024

* Intended to satisfy the affirmative defense of Rule 10b5-1(c).
**Not intended to satisfy the affirmative defense of Rule 10b5-1(c).

(1) Mr. Cione served as the Chief Revenue Officer through April 5, 2024.
(2)Certain directors and officers terminated their existing Rule 10b5-1 Plans during the open window following Teradata's earnings release on February 12, 2024 for its 2023 year-end to avoid any negative appearance from selling Teradata securities in close proximity to the adverse stock market reaction to such earnings.
(3)Ms. Bramley had 72,480 net shares of the Company remaining under her Rule 10b5-1 Plan as of the date of termination of her Plan. Only the portion of these remaining shares necessary to satisfy sales of up to a total of $400,000 in the aggregate could have been sold if the Company’s stock price was at or above a specified price in the Rule 10b5-1 Plan during the open windows following the 2023 year-end and 2024 first quarter earnings calls.
(4)Mr. Cione had 36,196 net shares of the Company remaining under his 10b5-1 Plan as of the date of termination of his Plan. Such shares would have been sold under his Plan during specified periods if the Company’s stock price was at or above a specified price, each as in the Rule 10b5-1 Plan.
(5)Mr. Chou had 6,536 shares of the Company remaining under his Rule 10b5-1 Plan as of the date of termination of his Plan. Such shares would have been sold (i) at the market price of the Company’s stock on the day specified in the Plan and (ii) during specified periods if the Company’s stock price was at or above a specified price, each as in the Rule 10b5-1 Plan.

Item 6. Exhibits.

Exhibit Number per Item 601 of Regulation S-K	Description

3.1
Amended and Restated Certificate of Incorporation of Teradata Corporation as amended and restated on September 24, 2007 (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K dated September 25, 2007 (SEC file number 001-33458)).

3.2	Amended and Restated By-Laws of Teradata Corporation, as amended and restated on October 31, 2022 (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K dated November 1, 2022).

4.1	Common Stock Certificate of Teradata Corporation (incorporated by reference to Exhibit 4.1 to the Quarterly Report on Form 10-Q dated November 13, 2007 (SEC file number 001-33458)).

31.1	Certification pursuant to Rule 13a-14(a), dated May 7, 2024.

31.2	Certification pursuant to Rule 13a-14(a), dated May 7, 2024.

32	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated May 7, 2024.

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TERADATA CORPORATION

Date: May 7, 2024	By:	/s/ Claire Bramley
Claire Bramley Chief Financial Officer