Form 10-Q
period 2024-06-30
TERADATA CORP /DE/
filed 2024-08-06
CIK 816761

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2024
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐  No  ☒
At July 26, 2024, the registrant had approximately 96.1 million shares of common stock outstanding.

PART I—FINANCIAL INFORMATION

Part 1—FINANCIAL INFORMATION
A

Item 1.	Financial Statements.
Teradata Corporation
Condensed Consolidated Statements of Income (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
In millions, except per share amounts	2024	2023	2024	2023
Revenue
Subscription software licenses	$73	$70	$163	$174
Services and other	295	301	593	586
Total recurring	368	371	756	760
Perpetual software licenses, hardware and other	5	13	13	26
Consulting services	63	78	132	152
Total revenue	436	462	901	938
Cost of revenue
Subscription software licenses	5	5	10	11
Services and other	105	102	212	194
Total recurring	110	107	222	205
Perpetual software licenses, hardware and other	5	12	13	23
Consulting services	56	67	117	132
Total cost of revenue	171	186	352	360
Gross profit	265	276	549	578
Operating expenses
Selling, general and administrative expenses	131	167	292	320
Research and development expenses	68	76	143	146
Total operating expenses	199	243	435	466
Income from operations	66	33	114	112
Other expense, net
Interest expense	(7)	(7)	(15)	(14)
Interest income	2	8	6	15
Other expense	(6)	(10)	(18)	(31)
Total other expense, net	(11)	(9)	(27)	(30)
Income before income taxes	55	24	87	82
Income tax expense	18	7	30	25
Net income	$37	$17	$57	$57
Net income per common share
Basic	$0.38	$0.17	$0.59	$0.56
Diluted	$0.38	$0.17	$0.58	$0.55
Weighted average common shares outstanding
Basic	96.5	101.0	97.0	101.2
Diluted	97.4	102.9	98.9	103.3
See Notes to Condensed Consolidated Financial Statements (Unaudited).

Teradata Corporation
Condensed Consolidated Statements of Comprehensive Income (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
In millions	2024	2023	2024	2023
Net income	$37	$17	$57	$57
Other comprehensive income (loss):
Foreign currency translation adjustments	(5)	(3)	(15)	—
Unrealized gain (loss) on cross-currency net investment hedge, before tax	2	(2)	5	(3)
Unrealized gain (loss) on cross-currency net investment hedge, tax portion	—	—	(1)	—
Total currency translation adjustments	(3)	(5)	(11)	(3)
Derivatives:
Unrealized gain on derivatives, before tax	1	9	6	3
Unrealized gain on derivatives, tax portion	(1)	(2)	(2)	(1)
Unrealized gain on derivatives, net of tax	—	7	4	2
Defined benefit plans:
Defined benefit plan adjustment, before tax	2	2	4	4
Defined benefit plan adjustment, tax portion	—	(1)	(1)	(1)
Defined benefit plan adjustment, net of tax	2	1	3	3
Other comprehensive (loss) income	(1)	3	(4)	2
Comprehensive income	$36	$20	$53	$59
See Notes to Condensed Consolidated Financial Statements (Unaudited).

Teradata Corporation
Condensed Consolidated Balance Sheets (Unaudited)

In millions, except per share amounts	June 30, 2024	December 31, 2023
Assets
Current assets
Cash and cash equivalents	$301	$486
Accounts receivable, net	248	286
Inventories	22	13
Other current assets	94	84
Total current assets	665	869
Property and equipment, net	209	239
Right of use assets - operating lease, net	7	9
Goodwill	395	398
Capitalized contract costs, net	52	68
Deferred income taxes	206	221
Other assets	88	69
Total assets	$1,622	$1,873
Liabilities and stockholders’ equity
Current liabilities
Current portion of long-term debt	$25	$19
Current portion of finance lease liability	62	66
Current portion of operating lease liability	4	6
Accounts payable	85	100
Payroll and benefits liabilities	85	130
Deferred revenue	529	570
Other current liabilities	99	105
Total current liabilities	889	996
Long-term debt	467	480
Finance lease liability	48	63
Operating lease liability	4	6
Pension and other postemployment plan liabilities	93	102
Long-term deferred revenue	10	22
Deferred tax liabilities	7	8
Other liabilities	29	61
Total liabilities	1,547	1,738
Commitments and contingencies (Note 8)
Stockholders’ equity
Preferred stock: par value $0.01 per share, 100.0 shares authorized, no shares issued and outstanding at June 30, 2024 and December 31, 2023, respectively	—	—
Common stock: par value $0.01 per share, 500.0 shares authorized, 96.2 and 97.9 shares issued at June 30, 2024 and December 31, 2023, respectively	1	1
Paid-in capital	2,131	2,074
Accumulated deficit	(1,924)	(1,811)
Accumulated other comprehensive loss	(133)	(129)
Total stockholders’ equity	75	135
Total liabilities and stockholders’ equity	$1,622	$1,873
See Notes to Condensed Consolidated Financial Statements (Unaudited).

Teradata Corporation
Condensed Consolidated Statements of Cash Flows (Unaudited)

	Six Months Ended June 30,
In millions	2024	2023
Operating activities
Net income	$57	$57
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	53	59
Stock-based compensation expense	63	63
Deferred income taxes	8	2
Loss on Blue Chip Swap	3	—
Changes in assets and liabilities:
Receivables	38	99
Inventories	(9)	(1)
Current payables and accrued expenses	(64)	(30)
Deferred revenue	(53)	(64)
Other assets and liabilities	(26)	(27)
Net cash provided by operating activities	70	158
Investing activities
Expenditures for property and equipment	(9)	(6)
Additions to capitalized software	(1)	(1)
Other investing activities, net	(3)	—
Net cash used in investing activities	(13)	(7)
Financing activities
Repurchases of common stock	(171)	(154)
Repayments of long-term borrowings	(6)	—
Payments of finance leases	(37)	(41)
Other financing activities, net	(6)	(1)
Net cash used in financing activities	(220)	(196)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(22)	(20)
Decrease in cash, cash equivalents and restricted cash	(185)	(65)
Cash, cash equivalents and restricted cash at beginning of period	486	571
Cash, cash equivalents and restricted cash at end of period	$301	$506

Supplemental cash flow disclosure:
Assets acquired under operating lease	$1	$4
Assets acquired under finance lease	$18	$59
Reconciliation of cash, cash equivalents and restricted cash to the Condensed Consolidated Balance Sheets:

	June 30, 2024	December 31, 2023
Cash and cash equivalents	$301	$486
Restricted cash	—	—
Total cash, cash equivalents and restricted cash	$301	$486

See Notes to Condensed Consolidated Financial Statements (Unaudited).

Teradata Corporation
Condensed Consolidated Statements of Changes in Stockholders’ Equity (Unaudited)

	Common Stock		Paid-in	Accumulated	Accumulated Other Comprehensive
In millions	Shares	Amount	Capital	Deficit	Loss	Total
December 31, 2023	98	$1	$2,074	$(1,811)	$(129)	$135
Net income	—	—	—	20	—	20
Employee stock compensation, employee stock purchase programs and option exercises, net of tax	3	—	29	—	—	29
Repurchases of common stock, retired	(3)	—	—	(127)	—	(127)
Pension and postemployment benefit plans, net of tax	—	—	—	—	1	1
Unrealized gain on derivatives, net of tax	—	—	—	—	4	4
Currency translation adjustment	—	—	—	—	(8)	(8)
March 31, 2024	98	$1	$2,103	$(1,918)	$(132)	$54
Net income	—	—	—	37	—	37
Employee stock compensation, employee stock purchase programs and option exercises, net of tax	—	—	28	—	—	28
Repurchase of common stock, settled	—	—	—	—	—	—
Repurchases of common stock, retired	(2)	—	—	(43)	—	(43)
Pension and postemployment benefit plans, net of tax	—	—	—	—	2	2
Unrealized gain on derivatives, net of tax	—	—	—	—	—	—
Currency translation adjustment	—	—	—	—	(3)	(3)
June 30, 2024	96	$1	$2,131	$(1,924)	$(133)	$75

	Common Stock		Paid-in	Accumulated	Accumulated Other Comprehensive
In millions	Shares	Amount	Capital	Deficit	Loss	Total
December 31, 2022	101	$1	$1,941	$(1,565)	$(119)	$258
Net income	—	—	—	40	—	40
Employee stock compensation, employee stock purchase programs and option exercises, net of tax	3	—	21	—	—	21
Repurchases of common stock, retired	(2)	—	—	(88)	—	(88)
Pension and postemployment benefit plans, net of tax	—	—	—	—	2	2
Unrealized loss on derivatives, net of tax	—	—	—	—	(5)	(5)
Currency translation adjustment	—	—	—	—	2	2
March 31, 2023	102	$1	$1,962	$(1,613)	$(120)	$230
Net income	—	—	—	17	—	17
Employee stock compensation, employee stock purchase programs and option exercises, net of tax	—		40	—	—	40
Repurchases of common stock, retired	(2)	—	—	(72)	—	(72)
Pension and postemployment benefit plans, net of tax	—	—	—	—	1	1
Unrealized gain on derivatives, net of tax	—	—	—	—	7	7
Currency translation adjustment	—	—	—	—	(5)	(5)
June 30, 2023	100	$1	$2,002	$(1,668)	$(117)	$218

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

3. Revenue from Contracts with Customers
Disaggregation of Revenue from Contracts with Customers
The following table presents a disaggregation of revenue:

	Three Months Ended June 30,		Six Months Ended June 30,
in millions	2024	2023	2024	2023
Americas
Recurring	$222	$230	$466	$486
Perpetual software licenses, hardware and other	2	3	7	8
Consulting services	26	35	54	66
Total Americas	250	268	527	560
EMEA
Recurring	93	89	192	176
Perpetual software licenses, hardware and other	1	5	3	12
Consulting services	22	24	46	47
Total EMEA	116	118	241	235
APJ
Recurring	53	52	98	98
Perpetual software licenses, hardware and other	2	5	3	6
Consulting services	15	19	32	39
Total APJ	70	76	133	143
Total Revenue	$436	$462	$901	$938

Rental revenue, which is included in recurring revenue in the above table, was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
in millions	2024	2023	2024	2023
Rental revenue*	$54	$56	$109	$107
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

The following table provides information about receivables, contract assets and deferred revenue from contracts with customers:

	As of
in millions	June 30, 2024	December 31, 2023
Accounts receivable, net	$248	$286
Contract assets	$4	$9
Current deferred revenue	$529	$570
Long-term deferred revenue	$10	$22
Revenue recognized during the six months ended June 30, 2024 from amounts included in deferred revenue at the beginning of the period was $355 million.
Transaction Price Allocated to Unsatisfied Obligations
The following table includes estimated revenue expected to be recognized in the future related to the Company's unsatisfied (or partially satisfied) obligations at June 30, 2024:

in millions	Total at June 30, 2024	Year 1	Year 2 and Thereafter
Remaining unsatisfied obligations	$2,300	$1,367	$933
The amounts above represent the price of firm orders for which work has not been performed or goods have not been delivered and exclude unexercised contract options outside the stated contractual term that do not represent material rights to the customer. Although the Company believes that the contract value in the above table is firm, approximately $1,165 million of the amount is under contracts that are subject to customer-only general cancellation for convenience terms that the Company is contractually obligated to perform unless the customer notifies us of cancellation. The Company expects to recognize revenue of approximately $576 million in the next year from contracts that are non-cancelable. The Company believes the inclusion of this information is important to understanding the obligations that the Company is contractually required to perform and provides useful information regarding remaining obligations related to these executed contracts.
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

in millions	December 31, 2023	Capitalized	Amortization	June 30, 2024
Capitalized contract costs	$68	$2	$(18)	$52

in millions	December 31, 2022	Capitalized	Amortization	June 30, 2023
Capitalized contract costs	$92	$6	$(22)	$76

5. Supplemental Financial Information

	As of
In millions	June 30, 2024	December 31, 2023
Inventories
Finished goods	$21	$11
Service parts	1	2
Total inventories	$22	$13

Deferred revenue
Deferred revenue, current	$529	$570
Long-term deferred revenue	10	22
Total deferred revenue	$539	$592

	Three Months Ended June 30,		Six Months Ended June 30,
In millions	2024	2023	2024	2023
Other expense
Foreign currency losses	$2	$7	$11	$25
Other	4	3	7	6
Total Other expense	$6	$10	$18	$31
Argentina Blue Chip Swap Transaction
The Central Bank of Argentina maintains currency controls that limit our ability to access U.S. dollars in Argentina and remit cash from our Argentine operations. There is a foreign exchange mechanism known as Blue Chip Swaps, which effectively results in a parallel U.S. dollar exchange rate. During the three and six months ended June 30, 2024, we entered into Blue Chip Swap transactions in order to remit cash from our Argentine operations that resulted in pre-tax loss on investment of $1 million and $3 million, respectively.
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

The effective tax rate is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
In millions	2024	2023	2024	2023
Effective tax rate	32.7%	29.2%	34.5%	30.5%

For the three months ended June 30, 2024, the Company recorded $1 million of net discrete tax expense, a majority of which related to additional tax expense from stock-based compensation vesting.
For the three months ended June 30, 2023, the Company had no material discrete tax adjustments.
For the six months ended June 30, 2024, the Company recorded $2 million of net discrete tax expense, a majority of which related to additional tax expense from stock-based compensation vesting.

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
The Company estimates its annual effective tax rate for 2024 to be approximately 33.0%, which takes into consideration, among other things, the forecasted earnings mix by jurisdiction and the impact of discrete tax items to be recognized in 2024. Under U.S. tax law, U.S. shareholders are subject to a tax on global intangible low-taxed income ("GILTI") earned by certain foreign subsidiaries. The Company has elected to provide for the tax expense related to GILTI in the year in which the tax is incurred. Effective on January 1, 2022, the U.S. tax law changed and now requires R&D expenses to be capitalized and amortized for tax purposes under Internal Revenue Code Section 174, which increases the Company's GILTI tax liability. The Company is currently forecasting approximately $3 million of tax expense related to GILTI in our marginal effective tax rate for 2024.
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

The notional amount of the hedge steps down according to the amortization schedule of the term loan. The notional amount of the hedge was $450 million as of June 30, 2024.
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
The following table identifies the contract notional amount of the Company’s derivative financial instruments:

	As of
In millions	June 30, 2024	December 31, 2023
Contract notional amount of foreign exchange forward contracts	$78	$178
Net contract notional amount of foreign exchange forward contracts	$72	$1
Contract notional amount of foreign currency exchange (net investment hedge)	$150	$150
Contract notional amount of interest rate swap	$450	$450
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

8. Commitments and Contingencies
Legal Proceedings. In the ordinary course of business, the Company is subject to proceedings, lawsuits, governmental investigations, claims and other matters, including those that relate to the environment, health and safety, employee benefits, export compliance, intellectual property, tax matters, shareholder matters, and other regulatory compliance and general matters. It is not currently a party to any litigation, nor is it aware of any pending or threatened litigation against it, that the Company believes would materially affect its business, operating results, financial condition or cash flows, other than the following.
On June 14, 2024, a putative securities class action lawsuit was filed against the Company and certain of its officers in the United States District Court for the Southern District of California, captioned Ostrander v. Teradata Corporation, No. 24-cv-01034 (S.D. Cal.). The complaint asserts claims for alleged violations of federal securities laws related to statements concerning the Company’s business and 2023 financial outlook for Total ARR and Public Cloud ARR. The plaintiff seeks to represent a class of certain persons who purchased or otherwise acquired the Company’s stock during the period from February 13, 2023 to February 12, 2024 and seeks unspecified damages and other relief. The Company disputes the allegations in the complaint and intends to defend the case vigorously. The case is at an early stage, and the Company cannot reasonably estimate the amount of any potential financial loss or cost that could result from this lawsuit.
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

Concentrations of Risk. The Company is potentially subject to concentrations of credit risk on accounts receivable and financial instruments such as hedging instruments, and cash and cash equivalents. Credit risk includes the risk of nonperformance by counterparties. The maximum potential loss may exceed the amount recognized on the balance sheet. Exposure to credit risk is managed through credit approvals, credit limits, selecting major international financial institutions (as counterparties to hedging transactions) and monitoring procedures. Teradata’s business often involves large transactions with customers, and if one or more of those customers were to default in its obligations under applicable contractual arrangements, the Company could be exposed to potentially significant losses. However, management believes that the reserves for potential losses were adequate at June 30, 2024 and December 31, 2023.
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
When deemed appropriate, the Company minimizes its exposure to changes in foreign currency exchange rates through the use of derivative financial instruments, specifically, foreign exchange forward contracts. Additionally, in June 2022, Teradata executed a five-year interest rate swap with a $450 million initial notional amount in order to hedge the variable interest rate on its term loan and a four-year cross-currency swap with initial notional amounts of €143 million/$150 million, as a net investment hedge to hedge the Euro currency exposure of our net investment in certain foreign subsidiaries. The fair value of these contracts and swaps are measured at the end of each interim reporting period using observable inputs other than quoted prices, specifically market spot and forward exchange rates. As such, these derivative instruments are classified within Level 2 of the valuation hierarchy. Fair value of unrealized gains for open contracts are recorded in other assets and the fair value of unrealized losses are recorded in other liabilities in the Company's balance sheet. The fair value of foreign exchange forward contract assets and liabilities at June 30, 2024 and December 31, 2023 was not material. Realized gains and losses from the Company’s fair value and net investment hedges net of corresponding gains or losses on the underlying exposures were immaterial for the three and six months ended June 30, 2024 and 2023.

The Company’s other assets and liabilities measured at fair value on a recurring basis and subject to fair value disclosure requirements at June 30, 2024 and December 31, 2023 were as follows:

		Fair Value Measurements at Reporting Date Using
In millions	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Money market funds at June 30, 2024	$47	$47	$—	$—
Money market funds at December 31, 2023	$152	$152	$—	$—

Interest rate swap at June 30, 2024	$14	$—	$14	$—
Interest rate swap at December 31, 2023	$8	$—	$8	$—

Liabilities
Foreign currency swap at June 30, 2024	$3	$—	$3	$—
Foreign currency swap at December 31, 2023	$8	$—	$8	$—
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
All outstanding borrowings pursuant to the Revolving Facility are due and payable on June 28, 2027, however, the maturity date of the Revolving Facility may be extended by agreement of the parties for up to two additional one-year periods. The Term Loan is payable in quarterly installments, which commenced on June 30, 2024, with 1.25% of the initial principal amount due on each of the first twelve payment dates, with all remaining principal due on June 28, 2027. Under the terms of the Credit Facility, Teradata from time to time and subject to certain conditions may increase the lending commitments under the Credit Facility in an aggregate principal amount up to an additional $450 million, to the extent that existing or new lenders agree to provide such additional commitments. The outstanding principal amount of the Credit Facility bears interest at a floating rate based upon, at Teradata’s option, a negotiated base rate or an adjusted term SOFR rate, plus in each case, a margin based on the Company's leverage ratio. As disclosed in Note 7, in June 2022, Teradata entered into an interest rate swap to hedge approximately 90% (or $450 million as of June 30, 2024) of the floating interest rate of the total $500 million Term Loan and a cross currency swap to hedge a portion of Euro currency exposure of its net investment in certain foreign subsidiaries.
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
As of June 30, 2024, the Company had no borrowings outstanding under the Revolving Facility, leaving $400 million in borrowing capacity available under the Revolving Facility and the Term Loan principal outstanding was $494 million. The Term Loan is recognized on the Company's balance sheet at the unpaid principal balance, net of deferred issuance costs, and is not subject to fair value measurement. The Company was in compliance with all covenants under the Credit Facility as of June 30, 2024.
For the three months ended June 30, 2024 and June 30, 2023, the blended all-in interest rate on the Credit Facility was 4.41% and 4.40%, respectively.
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

	Three Months Ended June 30,		Six Months Ended June 30,
In millions, except per share amounts	2024	2023	2024	2023
Net income attributable to common stockholders	$37	$17	$57	$57
Weighted average outstanding shares of common stock	96.5	101.0	97.0	101.2
Dilutive effect of employee stock options, restricted stock and other stock awards	0.9	1.9	1.9	2.1
Common stock and common stock equivalents	97.4	102.9	98.9	103.3
Net income per share:
Basic	$0.38	$0.17	$0.59	$0.56
Diluted	$0.38	$0.17	$0.58	$0.55
Options to purchase 0.1 million shares in the six months ended June 30, 2023 were not included in the computation of diluted earnings per share because the exercise prices of these options were greater than the average market price of the common shares for the period, and therefore would have been anti-dilutive. There were no anti-dilutive options excluded for the three and six months ended June 30, 2024 nor the three months ended June 30, 2023.
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

The following table presents segment revenue and segment gross profit for the Company:

	Three Months Ended June 30,		Six Months Ended June 30,
In millions	2024	2023	2024	2023
Segment revenue
Americas	$250	$268	$527	$560
EMEA	116	118	241	235
APJ	70	76	133	143
Total revenue	436	462	901	938
Segment gross profit
Americas	159	164	336	357
EMEA	71	73	150	147
APJ	41	43	74	82
Total segment gross profit	271	280	560	586
Stock-based compensation costs	5	4	9	8
Acquisition, integration, reorganization and transformation-related costs	1	—	2	—
Total gross profit	265	276	549	578
Selling, general and administrative expenses	131	167	292	320
Research and development expenses	68	76	143	146
Income from operations	$66	$33	$114	$112

13. Subsequent Events
On August 5, 2024, the Company announced that it has realigned its sales function and has initiated global restructuring and cost actions to optimize operations, reduce non-revenue generating expenses, and drive efficiencies for long-term growth and profitability (the "Restructuring"). The Restructuring is expected to result in a reduction of the Company's workforce affecting approximately 9% to 10% of the Company’s global workforce. The majority of the actions related to the Restructuring are expected to be completed by the end of 2024, with remaining actions to be completed by the end of 2025.
The Company expects that the majority of the costs relating to the Restructuring will include one-time employee separation benefits, transition support, and other employee-related costs. The Company expects that it will incur total charges related to the Restructuring in the range of approximately $20 to $25 million. The Company expects to recognize these charges in 2024 and 2025, with the majority of the expenses recorded in 2024. Cash expenditures related to these actions are estimated at approximately $45 to $50 million, of which, approximately $30 to $35 million are expected to occur during 2024.
The estimate of the savings (and any reinvestment thereof), costs, charges, and cash expenditures that the Company expects to incur in connection with the Restructuring, and the timing thereof, are subject to a number of assumptions, including local law requirements in various jurisdictions, and actual amounts may differ materially from the estimates. In addition, the Company may incur other costs and charges not currently contemplated due to unanticipated events that may occur, including in connection with the implementation of the Restructuring.

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

Second Quarter Financial Overview
As more fully discussed in later sections of this MD&A, the following were what we view as the more significant financial items for the second quarter of 2024:
•At the end of the second quarter of 2024, ARR was $1.465 billion compared to $1.523 billion in the second quarter of 2023, decreasing 4% as compared to the second quarter of 2023, including a 1% negative impact from foreign currency translation.
•At the end of the second quarter of 2024, Public Cloud ARR was $542 million compared to $414 million in the second quarter of 2023, increasing 31% as compared to the second quarter of 2023, including a 1% negative impact from foreign currency fluctuations.
•Total revenue was $436 million for the second quarter of 2024, a 6% decrease compared to the second quarter of 2023, with recurring revenue down 1%. Perpetual software licenses, hardware and other revenue decreased 62%, and consulting services revenue decreased 19%. Foreign currency fluctuations had a 3% adverse impact on total revenue for the quarter compared to the prior year.
•Gross margin increased to 60.8% in the second quarter of 2024 from 59.7% in the second quarter of 2023, primarily due to improved Public Cloud margin rates and lower overall perpetual and consulting services revenue compared to the prior year.
•Operating expenses for the second quarter of 2024 decreased 18% compared to the second quarter of 2023, primarily due to lower expenses and stock-based compensation expense in the second quarter of 2024.
•Operating income was $66 million in the second quarter of 2024, compared to $33 million in the second quarter of 2023.
•Net income in the second quarter of 2024 was $37 million, compared to $17 million in the second quarter of 2023.
•Cloud Net Expansion Rate for the second quarter of 2024 was 123%, compared to 121% for the second quarter of 2023.

Results of Operations for the Three Months Ended June 30, 2024
Compared to the Three Months Ended June 30, 2023
Revenue

		% of		% of
In millions	2024	Revenue	2023	Revenue
Recurring	$368	84.4%	$371	80.3%
Perpetual software licenses, hardware and other	5	1.1%	13	2.8%
Consulting services	63	14.4%	78	16.9%
Total revenue	$436	100%	$462	100%
Total revenue decreased $26 million, or 6%, in the second quarter of 2024, including a 3% negative impact from foreign currency fluctuations. Recurring revenue was down 1% as compared to the second quarter of 2023 and included a 3% negative impact from foreign currency fluctuations. Recurring revenue for the second quarter of 2024 included strong growth from Public Cloud revenue and a slight positive impact from annual upfront software subscription revenue associated with on-premises subscription software, partially offset by anticipated on-premises erosions and 3% of negative impact from foreign currency fluctuations. Revenues from perpetual software licenses, hardware and other decreased 62%, or $8 million in the second quarter of 2024, primarily due to the timing of deals and a low overall volume from this revenue category, as aligned with our strategic shift towards recurring revenue. Consulting services revenue decreased 19% in the second quarter of 2024, including a 4% negative impact from foreign currency fluctuations.
Financial and Performance Measures
Our Total ARR is composed of three main categories: (1) Public Cloud ARR, (2) ARR related to on-premises subscription-based contracts and private cloud ("Subscription ARR"), and (3) ARR related to our legacy perpetual maintenance and software upgrade rights. At June 30, 2024 and 2023 our Total ARR consisted of:

In millions	2024	2023
Public Cloud	$542	$414
Subscription	802	876
Maintenance and Software upgrade rights	121	233
Total ARR	$1,465	$1,523

Cloud Net Expansion rate	123%	121%
At the end of the second quarter of 2024, Total ARR decreased 4% as compared to the second quarter of 2023, including a 1% negative impact from foreign currency fluctuations. At the end of the second quarter of 2024, Public Cloud ARR increased 31% as compared to the second quarter of 2023, including a 1% negative impact from foreign currency fluctuations. Public Cloud ARR growth in the second quarter of 2024 was driven by greater market awareness and customer demand of Teradata VantageCloud, our Public Cloud offering. The decreases in subscription ARR and maintenance and software upgrade rights ARR were driven by customer migrations to Public Cloud ARR, on-premises erosions, elongated deal closing cycles and lower on-premises expansion activity.
In the second quarter of 2024, we experienced the following trends as compared to the second quarter of 2023:
•Customers expanding into additional cloud capabilities as they see value when they migrate to VantageCloud as compared to the capabilities they had in an on-premises environment.
•Elongated deal closing cycles that have resulted in anticipated deal closings moving to future quarters.
•On-premises expansion activity being pushed out to future quarters.
•Uncertain industry macro-economic environment resulting in delayed customer spending.
As a portion of the Company’s operations and revenue occur outside the United States, and in currencies other than the U.S. dollar, the Company is exposed to fluctuations in foreign currency exchange rates. Based on currency rates as of June 30, 2024, Teradata is now estimating a 1.75%-to-2.25% negative impact from currency translation on our 2024 full-year total reported revenues.
We expect to see elongated deal closing cycles to continue and are now expecting on-premises expansion activity to be pushed out to future quarters, each negatively impacting Total ARR growth in 2024. We expect expansion and migration activity as the primary contributors for Public Cloud ARR growth in 2024.
Gross Profit

		% of		% of
In millions	2024	Revenue	2023	Revenue
Recurring	$258	70.1%	$264	71.2%
Perpetual software licenses, hardware and other	—	—%	1	7.7%
Consulting services	7	11.1%	11	14.1%
Total gross profit	$265	60.8%	$276	59.7%
The decrease in recurring revenue gross profit as a percentage of revenue was primarily due to a higher mix of Public Cloud revenues versus on-premises revenue as compared to the prior-year period, offset in part by continued improvement in our Public Cloud margin rate.
The decrease in perpetual software licenses, hardware and other gross profit as a percentage of revenue was primarily driven by deal mix and the timing of revenue.
Consulting services gross profit as a percentage of revenue decreased as compared to the prior year primarily due to the decrease in revenue as compared to the prior-year period.
Operating Expenses

		% of		% of
In millions	2024	Revenue	2023	Revenue
Selling, general and administrative expenses	$131	30.0%	$167	36.1%
Research and development expenses	68	15.6%	76	16.5%
Total operating expenses	$199	45.6%	$243	52.6%
Selling, general and administrative ("SG&A") expense decreased year over year due to continued cost discipline focused on cost reductions across the Company, as well as lower variable incentive compensation and stock-based compensation expense. Research and development ("R&D") expense decreased year over year also due to continued cost discipline efforts.
Other Expense, net

In millions	2024	2023
Interest income	$2	$8
Interest expense	(7)	(7)
Other	(6)	(10)
Other expense, net	$(11)	$(9)
Other expense, net in the second quarter of 2024 and 2023 is comprised primarily of interest expense on long-term debt and finance leases, losses resulting from foreign currency transactions, as well as benefit costs on our pension and postemployment plans, partially offset by interest income earned on our cash and cash equivalents. Other expense is lower in 2024 primarily due to decreased foreign currency losses of $5 million as compared to the prior period. Interest income is lower primarily due to a lower overall cash balance.
As disclosed in Note 5 of Notes to Condensed Consolidated Financial Statements (Unaudited), during the second quarter of 2024, we entered into a Blue Chip Swap transaction in order to remit cash from our Argentine operations that resulted in a pre-tax loss on investment of $1 million, that is reported in "Other" expense.

Provision for Income Taxes
Income tax provisions for interim periods are based on estimated annual income tax rates, adjusted to reflect the effects of any significant infrequent or unusual items which are required to be discretely recognized within the current interim period.
The effective tax rates for the three months ended June 30, 2024 and 2023 were as follows:

	2024	2023
Effective tax rate	32.7%	29.2%

For the three months ended June 30, 2024, the Company recorded $1 million of net discrete tax expense, a majority of which related to tax expense from stock-based compensation vesting.
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
We estimate that the full-year effective tax rate for 2024 will be approximately 33%, which takes into consideration, among other things, the forecasted earnings mix by jurisdiction, the estimated impact to GILTI tax (including the requirement to capitalize R&D for tax purposes), and the estimated discrete items to be recognized in 2024. The forecasted tax rate is based on the foreign profits being taxed at an overall effective tax rate of approximately 23%, as compared to the U.S. federal statutory tax rate of 21%.

Revenue and Gross Profit by Operating Segment
Teradata manages its business under three geographic regions, which are also our operating segments: (1) Americas region (North America and Latin America); (2) EMEA region (Europe, Middle East, and Africa) and (3) APJ region (Asia Pacific and Japan). For purposes of discussing results by segment, management excludes the impact of certain items, consistent with the manner by which management evaluates the performance of each segment. This format is useful to investors because it allows analysis and comparability of operating trends. It also includes the same information that is used by our management to make decisions regarding the segments and to assess financial performance. The chief operating decision maker ("CODM"), who is our President and Chief Executive Officer, evaluates the performance of the segments based on revenue and multiple profit measures, including segment gross profit. For management reporting purposes, assets are not allocated to the segments. Our segment results are reconciled to total company results reported under GAAP in Note 12 of Notes to Condensed Consolidated Financial Statements (Unaudited).
As a result of recent changes to the go-to-market organization that will be implemented in the third quarter of 2024, the Company is assessing the potential impact to the presentation of our current operating segments, including what discrete financial information will be shared with and reviewed by the CODM to evaluate performance in the future.
The following table presents segment revenue and segment gross profit for the Company for the three months ended June 30:

		% of		% of
In millions	2024	Revenue	2023	Revenue
Segment revenue
Americas	$250	57.3%	$268	58.0%
EMEA	116	26.6%	118	25.5%
APJ	70	16.1%	76	16.5%
Total segment revenue	$436	100%	$462	100%
Segment gross profit
Americas	$159	63.6%	$164	61.2%
EMEA	71	61.2%	73	61.9%
APJ	41	58.6%	43	56.6%
Total segment gross profit	$271	62.2%	$280	60.6%
Americas
Americas revenue decreased 7% as compared to the prior year, including a 3% adverse impact from foreign currency fluctuations. The decrease in revenues was due to a decrease in recurring revenue of 3%, and a consulting revenue decrease of 26% ($9 million), as compared to the prior year. Segment gross profit as a percentage of revenues increased with the benefit of improved Public Cloud margins as compared to the prior-year period and a lower mix of consulting services revenue.
EMEA
EMEA revenue decreased 2%, including a 4% adverse impact from foreign currency fluctuations. Total EMEA revenue included an increase of 4% in recurring revenue, off-set by a decrease of 80% ($4 million) in perpetual software licenses, hardware and other revenue. Consulting revenue decreased by 8% ($2 million) year over year. Segment gross profit as a percentage of revenues was down slightly compared to the prior-year period as the mix impact of a greater proportion of Public Cloud revenues were partially offset by improved Public Cloud margin rates as compared to the prior-year period.
APJ
APJ revenue decreased 8%, including a 4% adverse impact from foreign currency fluctuations. Recurring revenue increased by 2% ($1 million), and consulting revenue decreased by 21% ($4 million). Perpetual software licenses, hardware and other revenue was down 60% ($3 million). Segment gross profit as a percentage of revenues was higher primarily due to an overall higher mix of recurring revenue compared to the prior-year period.

Results of Operations for the Six Months Ended June 30, 2024
Compared to the Six Months Ended June 30, 2023
Revenue

		% of		% of
In millions	2024	Revenue	2023	Revenue
Recurring	$756	83.9%	$760	81.0%
Perpetual software licenses, hardware and other	13	1.4%	26	2.8%
Consulting services	132	14.7%	152	16.2%
Total revenue	$901	100%	$938	100%
Total revenue decreased $37 million, or 4%, in the first six months of 2024, and included a 2% adverse impact from foreign currency fluctuations. Recurring revenue decreased 1%, including 2% of negative impact from foreign currency fluctuations. Within recurring revenue, Public Cloud revenue increased primarily due to expansions and migrations.
Revenues from perpetual software licenses, hardware and other were down 50% in the first six months of 2024, including 1% of adverse impact from foreign currency fluctuations, as customers continue to transition to subscription-based offerings, consistent with our overall strategy.
Consulting services revenue decreased 13% in the first six months of 2024, including a 4% negative impact from foreign currency fluctuations. The decrease is aligned with our overall strategy as our consulting business is focusing on higher-margin engagements. Consulting services revenue was also negatively impacted by ceasing our direct operations in China.
Gross Profit

		% of		% of
In millions	2024	Revenue	2023	Revenue
Recurring	$534	70.6%	$555	73.0%
Perpetual software licenses, hardware and other	—	—%	3	11.5%
Consulting services	15	11.4%	20	13.2%
Total gross profit	$549	60.9%	$578	61.6%

Recurring revenue gross profit as a percentage of revenue was down from the prior year, as the impact of a larger percentage of Public Cloud revenue was partially offset by improvements in that Public Cloud margin rate.
The decrease in perpetual software licenses, hardware and other gross profit as a percentage of revenue was primarily driven by deal mix and overall lower revenue volume as compared to the prior year.
Consulting services gross profit as a percentage of revenue decreased as compared to the prior year primarily due to the decrease in revenue versus the prior-year period, which was partially offset through capacity management. We continue to refocus our consulting organization on Vantage-oriented offerings and reduce our footprint in non-core consulting engagements.

Operating Expenses

		% of		% of
In millions	2024	Revenue	2023	Revenue
Selling, general and administrative expenses	$292	32.4%	$320	34.1%
Research and development expenses	143	15.9%	146	15.6%
Total operating expenses	$435	48.3%	$466	49.7%
SG&A expenses decreased 9% for the first six months of 2024 as compared to the prior year, primarily due to continued cost discipline focused on cost reductions across the Company.
R&D expenses decreased for the first six months of 2024 as compared to prior year, due to continued cost discipline and lower outside services costs.
Other Expense, net

In millions	2024	2023
Interest income	$6	$15
Interest expense	(15)	(14)
Other	(18)	(31)
Other expense, net	$(27)	$(30)
Other expense, net for the six months of 2024 and 2023 is comprised primarily of interest expense on long-term debt and finance leases, losses resulting from foreign currency transactions, and benefit costs associated with our pension and postemployment plans, partially offset by interest income earned on our cash and cash equivalents. Other expense is lower in the first six months of 2024 as compared to the first six months of 2023 primarily due to $14 million lower costs resulting from foreign currency transactions compared to the prior period. Interest income is lower primarily due to a lower overall cash balance.
As disclosed in Note 5 of Notes to Condensed Consolidated Financial Statements (Unaudited), during the six months ended June 30, 2024, we entered into Blue Chip Swap transactions in order to remit cash from our Argentine operations that resulted in a pre-tax loss on investment of $3 million that is reported in "Other" expense.
Provision for Income Taxes
The effective tax rates for the six months ended June 30, 2024 and 2023 were as follows:

	2024	2023
Effective tax rate	34.5%	30.5%

For the six months ended June 30, 2024, the Company recorded $2 million of net discrete tax expense, a majority of which related to tax expense from stock-based compensation vesting.
For the six months ended June 30, 2023, the Company recorded $2 million of net discrete tax benefits, a majority of which related to the excess tax benefit derived from stock-based compensation vesting.

Revenue and Gross Profit by Operating Segment
The following table presents segment revenue and segment gross profit for the Six Months Ended June 30,:

		% of		% of
In millions	2024	Revenue	2023	Revenue
Segment revenue
Americas	$527	58.5%	$560	59.7%
EMEA	241	26.7%	235	25.1%
APJ	133	14.8%	143	15.2%
Total segment revenue	$901	100%	$938	100%
Segment gross profit
Americas	$336	63.8%	$357	63.8%
EMEA	150	62.2%	147	62.6%
APJ	74	55.6%	82	57.3%
Total segment gross profit	$560	62.2%	$586	62.5%
Americas
Americas revenue was down 6% as compared to the prior year, and included 2% of negative impact from foreign currency fluctuations. Recurring revenue was down 4%, while perpetual software licenses, hardware and other revenue decreased 13% ($1 million). Perpetual software licenses, hardware and other was down primarily due to the timing of transactions in the period, and the strategic shift towards recurring revenue. Consulting revenue decreased 18% ($12 million). Segment gross profit as a percentage of revenues was flat from the prior-year period with benefit from the gross profit associated with upfront revenue and improved Public Cloud margin rates compared to the prior period largely offset by a higher mix of Public Cloud revenue.
EMEA
EMEA revenue increased 3%, which included a 1% adverse impact from foreign currency fluctuations. The overall increase in revenue included an increase of 9% in recurring revenue, a 2% decrease in consulting revenue and a 75% ($9 million) decrease in perpetual software licenses, hardware and other revenue. Recurring revenue benefited from growth in Public Cloud revenues. Segment gross profit as a percentage of revenues was down slightly from the prior year, as the impact of a higher proportion of Public Cloud revenue was offset in part by improved Public Cloud margin rates.
APJ
APJ revenue decreased 7%, which included a 5% adverse impact from foreign currency fluctuations. The overall decrease in revenue included a decrease in consulting revenue of 18% ($7 million), and a decrease in perpetual software licenses, hardware and other revenue of 50% ($3 million). Recurring revenue was flat compared to the prior-year period. Segment gross profit as a percentage of revenues was negatively impacted by lower overall revenue and a higher proportion of Public Cloud revenue, offset in part by improved Public Cloud margin rates as compared to the prior year.

Financial Condition, Liquidity and Capital Resources
Cash provided by operating activities was $70 million, which decreased by $88 million in the six months ended June 30, 2024 compared to the six months ended June 30, 2023. The decrease in cash provided by operating activities was primarily due to working capital dynamics including the impact of lower billings. Teradata used approximately $18 million of cash in the first six months of 2024 for reorganizing and transforming its operations and go-to-market functions to align to its strategy, as compared to $23 million in the first six months of 2023. Teradata expects that approximately $30 to $35 million in additional cash will be used in the last six months of 2024 in connection with the implementation of the Restructuring discussed in Note 13 of Notes to Condensed Consolidated Financial Statements (Unaudited).
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
The table below shows net cash provided by operating activities and net cash used in investing activities related to capital expenditures, along with free cash flow, for the following periods:

	Six Months Ended June 30,
In millions	2024	2023
Net cash provided by operating activities	$70	$158
Less:
Expenditures for property and equipment	(9)	(6)
Additions to capitalized software	(1)	(1)
Free cash flow	$60	$151
Financing activities and certain other investing activities are not included in our calculation of free cash flow. As disclosed in Note 5 of Notes to Condensed Consolidated Financial Statements (Unaudited), during the six months ended June 30, 2024, we entered into Blue Chip Swap transactions in order to remit cash from our Argentine operations that resulted in a pre-tax loss on investment of $3 million that is reported as an investing activity for cash flow purposes. There were no other material investing activities for the six months ended June 30, 2024 and 2023.
Teradata’s financing activities for the six months ended June 30, 2024 and 2023 primarily consisted of cash outflows for share repurchases and payments on our finance leases. At June 30, 2024, we had no outstanding borrowings on our $400 million Revolving Facility (as defined below).
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

•Our open market share repurchase program provides for the repurchase of Teradata stock periodically on an ongoing basis in open market transactions, through 10b5-1 programs, through accelerated share repurchase programs, in privately negotiated transactions, or through the use of derivative instruments, in accordance with applicable securities rules regarding issuer repurchases. The open market share repurchase program will expire on December 31, 2025. On November 1, 2021, our Board of Directors authorized an additional $1 billion for share repurchases under the open market share repurchase program. There is a total authority of $392 million remaining under the open market share repurchase program as of June 30, 2024.
In the aggregate under the dilution offset share repurchase program and the open market share repurchase program, we repurchased approximately 4.4 million shares of common stock at an average price per share of $39.24 in the six months ended June 30, 2024.
Share repurchases are reported on a trade date basis. Our share repurchase activity depends on factors such as our working capital needs, our cash requirements for capital investments, our stock price, and economic and market conditions.
Other financing activities, including net share settlement for the payroll tax liability of section 16 officers (as discussed in Item 2. Unregistered Sales of Equity Securities and Use of Proceeds), offset by proceeds from the ESPP and the exercise of stock options, net of tax was a net outflow of $6 million for the six months ended June 30, 2024 and a net outflow of $1 million (including fees from the credit facility agreement) for the six months ended June 30, 2023. The ESPP proceeds are included in other financing activities, net in the Condensed Consolidated Statements of Cash Flows (Unaudited).
Our total cash and cash equivalents held outside the United States in various foreign subsidiaries was $281 million as of June 30, 2024 and $428 million as of December 31, 2023. The remaining balance held in the United States ("U.S.") was $20 million as of June 30, 2024 and $58 million as of December 31, 2023. The Company expects that a majority of its foreign earnings will be repatriated to the U.S. Effective January 1, 2018, the U.S. moved to a territorial system of international taxation, and as such will generally not subject future foreign earnings to U.S. taxation upon repatriation in future years.
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
Long-term Debt. On June 28, 2022, we entered into a Credit Agreement that provides for (i) a five-year unsecured term loan in an aggregate principal amount of $500 million (the "Term Loan"), and (ii) a five-year unsecured revolving credit facility in an aggregate principal amount of up to $400 million, including a $50 million sublimit for the issuance of standby letters of credit and a $50 million sublimit for swingline loans (the "Revolving Facility" and, collectively with the Term Loan, the "Credit Facility"). The Credit Facility replaces our prior revolving credit agreement in the maximum principal of $400 million and our prior term loan agreement in the principal amount of $500 million, both of which were entered into in 2018 (the "Prior Agreements"). In connection with the execution of the Credit Facility, the $400 million term loan outstanding under the Prior Agreements was repaid in full. Our long-term debt is discussed in Note 10 of Notes to Condensed Consolidated Financial Statements (Unaudited). In addition, as disclosed in Note 7 of Notes to Condensed Consolidated Financial Statements (Unaudited), Teradata entered into an interest rate swap to hedge approximately 90% of the floating interest rate of the outstanding principal of the $500 million Term Loan and a cross currency swap to hedge a portion of Euro currency exposure of its net investment in certain foreign subsidiaries.
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
Critical Accounting Policies and Estimates
Our financial statements are prepared in accordance with GAAP. In connection with the preparation of these financial statements, we are required to make assumptions, estimates and judgments that affect the reported amounts of assets, liabilities, revenues, expenses and the related disclosure of contingent liabilities. These assumptions, estimates and judgments are based on historical experience and assumptions that are believed to be reasonable at the time. However, because future events and their effects cannot be determined with certainty, the determination of estimates requires the exercise of judgment. Our critical accounting policies are those that require assumptions to be made about matters that are highly uncertain. Different estimates could have a material impact on our financial results. Judgments and uncertainties affecting the application of these policies and estimates may result in materially different amounts being reported under different conditions or circumstances. Our management periodically reviews these estimates and assumptions to ensure that our financial statements are presented fairly and are materially correct. We assessed certain accounting matters that generally require consideration of forecasted financial information in context with the information reasonably available to us as of June 30, 2024 and through the date of this report. The accounting matters assessed included, but were not limited to, our allowance for doubtful accounts, stock-based compensation, the carrying value of our goodwill and other long-lived assets, financial assets, valuation allowances for tax assets and revenue recognition.
In many cases, the accounting treatment of a particular transaction is specifically dictated by GAAP and does not require significant management judgment in its application. There are also areas in which management’s judgment in selecting among available alternatives would not produce a materially different result. The significant accounting policies and estimates that we believe are the most critical to aid in fully understanding and evaluating our reported financial results are discussed in the 2023 Annual Report. Teradata’s senior management has reviewed these critical accounting policies and related disclosures and determined that there were no significant changes in our critical accounting policies in the six months ended June 30, 2024.
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
Based on their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2024, our disclosure controls and procedures were effective to provide reasonable assurance that the information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.
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
Other than the ongoing ERP implementation, there have been no changes in our internal control over financial reporting that occurred during the last fiscal quarter ended June 30, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
Purchases of Company Common Stock
From time to time, the Company's Section 16 officers sell to the Company shares of the Company's common stock received upon vesting of restricted share units at the current market price to cover their withholding tax obligations. For the six months ended June 30, 2024, the total of these purchases was 291,779 shares at an average price of $43.90 per share.The following table provides information relating to the Company’s share repurchase programs for the six months ended June 30, 2024:

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Dilution Offset Program (1)	Total Number of Shares Purchased as Part of Publicly Announced Open Market Share Repurchase Program (2)	Maximum Dollar Value that May Yet Be Purchased Under the Dilution Offset Program	Maximum Dollar Value that May Yet Be Purchased Under the Open Market Share Repurchase Program
Month
January 2024	685,038	$45.98	34,671	650,367	$739,335	$524,031,105
February 2024	1,149,985	$40.04	—	1,149,985	$869,602	$477,990,695
March 2024	1,334,239	$38.26	130,721	1,203,518	$2,145,031	$431,946,444
First Quarter Total	3,169,262	$40.57	165,392	3,003,870	$2,145,031	$431,946,444
April 2024	586,586	$37.50	52,159	534,427	$207,411	$411,946,825
May 2024	450,457	$34.19	—	450,457	$207,411	$396,547,188
June 2024	149,054	$32.87	6,030	143,024	$44,982	$391,847,459
Second Quarter Total	1,186,097	$35.66	58,189	1,127,908	$44,982	$391,847,459
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

Item 3. Defaults Upon Senior Securities.
None
Item 4. Mine Safety Disclosures.
None
Item 5. Other Information.
During the three months ended June 30, 2024, no director or officer of the Company adopted or terminated a "Rule 10b5-1 trading arrangement" or "non-Rule 10b5-1 trading arrangement," as each term is defined in Item 408(a) of Regulation S-K.

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

10.1*
Teradata 2023 Stock Incentive Plan (Amended and Restated on February 23, 2024). (Incorporated herein by reference to Appendix A to Teradata Corporation’s 2024 Proxy Statement on Schedule 14A dated March 26, 2024 (SEC File No. 001-33458)).

10.2*	Offer letter between Richard Petley and the Company dated May 29, 2024.

31.1	Certification pursuant to Rule 13a-14(a), dated August 6, 2024.

31.2	Certification pursuant to Rule 13a-14(a), dated August 6, 2024.

32	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated August 6, 2024.

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

* Management contract or compensatory plan, contract or arrangement.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TERADATA CORPORATION

Date: August 6, 2024	By:	/s/ Claire Bramley
Claire Bramley Chief Financial Officer