Form 10-Q
period 2024-09-30
TERADATA CORP /DE/
filed 2024-11-05
CIK 816761

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2024
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐  No  ☒
At October 25, 2024, the registrant had approximately 95.7 million shares of common stock outstanding.

PART I—FINANCIAL INFORMATION

Part 1—FINANCIAL INFORMATION
A

Item 1.	Financial Statements.
Teradata Corporation
Condensed Consolidated Statements of Income (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
In millions, except per share amounts	2024	2023	2024	2023
Revenue
Subscription software licenses	$72	$66	$235	$240
Services and other	300	294	893	880
Total recurring	372	360	1,128	1,120
Perpetual software licenses, hardware and other	7	7	20	33
Consulting services	61	71	193	223
Total revenue	440	438	1,341	1,376
Cost of revenue
Subscription software licenses	4	5	14	16
Services and other	107	100	319	294
Total recurring	111	105	333	310
Perpetual software licenses, hardware and other	5	7	18	30
Consulting services	58	67	175	199
Total cost of revenue	174	179	526	539
Gross profit	266	259	815	837
Operating expenses
Selling, general and administrative expenses	137	156	429	476
Research and development expenses	73	76	216	222
Total operating expenses	210	232	645	698
Income from operations	56	27	170	139
Other expense, net
Interest expense	(7)	(8)	(22)	(22)
Interest income	3	7	9	22
Other expense	(5)	(13)	(23)	(44)
Total other expense, net	(9)	(14)	(36)	(44)
Income before income taxes	47	13	134	95
Income tax expense	15	1	45	26
Net income	$32	$12	$89	$69
Net income per common share
Basic	$0.33	$0.12	$0.92	$0.69
Diluted	$0.33	$0.12	$0.91	$0.67
Weighted average common shares outstanding
Basic	96.1	99.2	96.7	100.5
Diluted	97.0	102.0	98.3	102.8
See Notes to Condensed Consolidated Financial Statements (Unaudited).

Teradata Corporation
Condensed Consolidated Statements of Comprehensive Income (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
In millions	2024	2023	2024	2023
Net income	$32	$12	$89	$69
Other comprehensive income (loss):
Foreign currency translation adjustments	9	(17)	(6)	(17)
Unrealized (loss) gain on cross-currency net investment hedge, before tax	(4)	3	1	—
Unrealized (loss) gain on cross-currency net investment hedge, tax portion	1	—	—	—
Total currency translation adjustments	6	(14)	(5)	(17)
Derivatives:
Unrealized (loss) gain on derivatives, before tax	(12)	4	(6)	7
Unrealized (loss) gain on derivatives, tax portion	3	—	1	(1)
Unrealized (loss) gain on derivatives, net of tax	(9)	4	(5)	6
Defined benefit plans:
Defined benefit plan adjustment, before tax	3	2	7	6
Defined benefit plan adjustment, tax portion	(1)	(1)	(2)	(2)
Defined benefit plan adjustment, net of tax	2	1	5	4
Other comprehensive loss	(1)	(9)	(5)	(7)
Comprehensive income	$31	$3	$84	$62
See Notes to Condensed Consolidated Financial Statements (Unaudited).

Teradata Corporation
Condensed Consolidated Balance Sheets (Unaudited)

In millions, except per share amounts	September 30, 2024	December 31, 2023
Assets
Current assets
Cash and cash equivalents	$348	$486
Accounts receivable, net	247	286
Inventories	16	13
Other current assets	92	84
Total current assets	703	869
Property and equipment, net	202	239
Right of use assets - operating lease, net	6	9
Goodwill	399	398
Capitalized contract costs, net	49	68
Deferred income taxes	215	221
Other assets	85	69
Total assets	$1,659	$1,873
Liabilities and stockholders’ equity
Current liabilities
Current portion of long-term debt	$25	$19
Current portion of finance lease liability	60	66
Current portion of operating lease liability	4	6
Accounts payable	85	100
Payroll and benefits liabilities	105	130
Deferred revenue	482	570
Other current liabilities	114	105
Total current liabilities	875	996
Long-term debt	461	480
Finance lease liability	40	63
Operating lease liability	3	6
Pension and other postemployment plan liabilities	96	102
Long-term deferred revenue	13	22
Deferred tax liabilities	8	8
Other liabilities	38	61
Total liabilities	1,534	1,738
Commitments and contingencies (Note 8)
Stockholders’ equity
Preferred stock: par value $0.01 per share, 100.0 shares authorized, no shares issued and outstanding at September 30, 2024 and December 31, 2023, respectively	—	—
Common stock: par value $0.01 per share, 500.0 shares authorized, 96.0 and 97.9 shares issued at September 30, 2024 and December 31, 2023, respectively	1	1
Paid-in capital	2,166	2,074
Accumulated deficit	(1,908)	(1,811)
Accumulated other comprehensive loss	(134)	(129)
Total stockholders’ equity	125	135
Total liabilities and stockholders’ equity	$1,659	$1,873
See Notes to Condensed Consolidated Financial Statements (Unaudited).

Teradata Corporation
Condensed Consolidated Statements of Cash Flows (Unaudited)

	Nine Months Ended September 30,
In millions	2024	2023
Operating activities
Net income	$89	$69
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	78	86
Stock-based compensation expense	92	96
Deferred income taxes	5	1
Loss on Blue Chip Swap	3	—
Changes in assets and liabilities:
Receivables	39	78
Inventories	(3)	—
Current payables and accrued expenses	(37)	(9)
Deferred revenue	(97)	(104)
Other assets and liabilities	(22)	(18)
Net cash provided by operating activities	147	199
Investing activities
Expenditures for property and equipment	(17)	(11)
Additions to capitalized software	(1)	(1)
Other investing activities, net	(5)	(16)
Net cash used in investing activities	(23)	(28)
Financing activities
Repurchases of common stock	(186)	(301)
Repayments of long-term borrowings	(13)	—
Payments of finance leases	(54)	(62)
Other financing activities, net	(1)	6
Net cash used in financing activities	(254)	(357)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(8)	(36)
Decrease in cash, cash equivalents and restricted cash	(138)	(222)
Cash, cash equivalents and restricted cash at beginning of period	486	571
Cash, cash equivalents and restricted cash at end of period	$348	$349

Supplemental cash flow disclosure:
Assets acquired under operating lease	$1	$6
Assets acquired under finance lease	$25	$80
Reconciliation of cash, cash equivalents and restricted cash to the Condensed Consolidated Balance Sheets:

	September 30, 2024	December 31, 2023
Cash and cash equivalents	$348	$486
Restricted cash	—	—
Total cash, cash equivalents and restricted cash	$348	$486

See Notes to Condensed Consolidated Financial Statements (Unaudited).

Teradata Corporation
Condensed Consolidated Statements of Changes in Stockholders’ Equity (Unaudited)

	Common Stock		Paid-in	Accumulated	Accumulated Other Comprehensive
In millions	Shares	Amount	Capital	Deficit	Loss	Total
December 31, 2023	98	$1	$2,074	$(1,811)	$(129)	$135
Net income	—	—	—	20	—	20
Employee stock compensation, employee stock purchase programs and option exercises, net of tax	3	—	29	—	—	29
Repurchases of common stock, retired	(3)	—	—	(127)	—	(127)
Pension and postemployment benefit plans, net of tax	—	—	—	—	1	1
Unrealized gain on derivatives, net of tax	—	—	—	—	4	4
Currency translation adjustment	—	—	—	—	(8)	(8)
March 31, 2024	98	$1	$2,103	$(1,918)	$(132)	$54
Net income	—	—	—	37	—	37
Employee stock compensation, employee stock purchase programs and option exercises, net of tax	—	—	28	—	—	28
Repurchases of common stock, retired	(2)	—	—	(43)	—	(43)
Pension and postemployment benefit plans, net of tax	—	—	—	—	2	2
Currency translation adjustment	—	—	—	—	(3)	(3)
June 30, 2024	96	$1	$2,131	$(1,924)	$(133)	$75
Net income	—	—	—	32	—	32
Employee stock compensation, employee stock purchase programs and option exercises, net of tax	—	—	35	—	—	35
Repurchases of common stock, retired	—	—	—	(16)	—	(16)
Pension and postemployment benefit plans, net of tax	—	—	—	—	2	2
Unrealized loss on derivatives, net of tax	—	—	—	—	(9)	(9)
Currency translation adjustment	—	—	—	—	6	6
September 30, 2024	96	$1	$2,166	$(1,908)	$(134)	$125

	Common Stock		Paid-in	Accumulated	Accumulated Other Comprehensive
In millions	Shares	Amount	Capital	Deficit	Loss	Total
December 31, 2022	101	$1	$1,941	$(1,565)	$(119)	$258
Net income	—	—	—	40	—	40
Employee stock compensation, employee stock purchase programs and option exercises, net of tax	3	—	21	—	—	21
Repurchases of common stock, retired	(2)	—	—	(88)	—	(88)
Pension and postemployment benefit plans, net of tax	—	—	—	—	2	2
Unrealized loss on derivatives, net of tax	—	—	—	—	(5)	(5)
Currency translation adjustment	—	—	—	—	2	2
March 31, 2023	102	$1	$1,962	$(1,613)	$(120)	$230
Net income	—	—	—	17	—	17
Employee stock compensation, employee stock purchase programs and option exercises, net of tax	—		40	—	—	40
Repurchases of common stock, retired	(2)	—	—	(72)	—	(72)
Pension and postemployment benefit plans, net of tax	—	—	—	—	1	1
Unrealized gain on derivatives, net of tax	—	—	—	—	7	7
Currency translation adjustment	—	—	—	—	(5)	(5)
June 30, 2023	100	$1	$2,002	$(1,668)	$(117)	$218
Net income	—	—	—	12	—	12
Employee stock compensation, employee stock purchase programs and option exercises, net of tax	—	—	42	—	—	42
Repurchases of common stock, retired	(2)	—	—	(141)	—	(141)
Pension and postemployment benefit plans, net of tax	—	—	—	—	1	1
Unrealized gain on derivatives, net of tax	—	—	—	—	4	4
Currency translation adjustment	—	—	—	—	(14)	(14)
September 30, 2023	98	$1	$2,044	$(1,797)	$(126)	$122

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

3. Revenue from Contracts with Customers
Disaggregation of Revenue from Contracts with Customers
The following table presents a disaggregation of revenue:

	Three Months Ended September 30,		Nine Months Ended September 30,
in millions	2024	2023	2024	2023
North America and Latin America (Americas)
Recurring	$229	$231	$695	$717
Perpetual software licenses, hardware and other	—	2	7	10
Consulting services	26	31	80	97
Total Americas	255	264	782	824
Europe, Middle East and Africa (EMEA)
Recurring	95	87	287	263
Perpetual software licenses, hardware and other	5	4	8	16
Consulting services	21	22	67	69
Total EMEA	121	113	362	348
Asia Pacific and Japan (APJ)
Recurring	48	42	146	140
Perpetual software licenses, hardware and other	2	1	5	7
Consulting services	14	18	46	57
Total APJ	64	61	197	204
Total Revenue	$440	$438	$1,341	$1,376

Rental revenue, which is included in recurring revenue in the above table, was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
in millions	2024	2023	2024	2023
Rental revenue*	$53	$56	$162	$163
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

The following table provides information about receivables, contract assets and deferred revenue from contracts with customers:

	As of
in millions	September 30, 2024	December 31, 2023
Accounts receivable, net	$247	$286
Contract assets	$6	$9
Current deferred revenue	$482	$570
Long-term deferred revenue	$13	$22
Revenue recognized during the nine months ended September 30, 2024 from amounts included in deferred revenue at the beginning of the period was $456 million.
Transaction Price Allocated to Unsatisfied Obligations
The following table includes estimated revenue expected to be recognized in the future related to the Company's unsatisfied (or partially satisfied) obligations at September 30, 2024:

in millions	Total at September 30, 2024	Year 1	Year 2 and Thereafter
Remaining unsatisfied obligations	$2,182	$1,235	$947
The amounts above represent the price of firm orders for which work has not been performed or goods have not been delivered and exclude unexercised contract options outside the stated contractual term that do not represent material rights to the customer. Although the Company believes that the contract value in the above table is firm, approximately $1,213 million of the amount is under contracts that are subject to customer-only general cancellation for convenience terms that the Company is contractually obligated to perform unless the customer notifies us of cancellation. The Company expects to recognize revenue of approximately $485 million in the next year from contracts that are non-cancelable. The Company believes the inclusion of this information is important to understanding the obligations that the Company is contractually required to perform and provides useful information regarding remaining obligations related to these executed contracts.
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

in millions	December 31, 2023	Capitalized	Amortization	September 30, 2024
Capitalized contract costs	$68	$6	$(25)	$49

in millions	December 31, 2022	Capitalized	Amortization	September 30, 2023
Capitalized contract costs	$92	$12	$(32)	$72

5. Supplemental Financial Information

	As of
In millions	September 30, 2024	December 31, 2023
Inventories
Finished goods	$15	$11
Service parts	1	2
Total inventories	$16	$13

Deferred revenue
Deferred revenue, current	$482	$570
Long-term deferred revenue	13	22
Total deferred revenue	$495	$592

	Three Months Ended September 30,		Nine Months Ended September 30,
In millions	2024	2023	2024	2023
Other expense
Foreign currency losses	$—	$8	$11	$33
Other	5	5	12	11
Total Other expense	$5	$13	$23	$44
Argentina Blue Chip Swap Transaction
The Central Bank of Argentina maintains currency controls that limit our ability to access U.S. dollars in Argentina and remit cash from our Argentine operations. There is a foreign exchange mechanism known as Blue Chip Swaps, which effectively results in a parallel U.S. dollar exchange rate. The Company did not transact any Blue Chip Swaps during the three months ended September 30, 2024. In the prior quarters of 2024, we entered into Blue Chip Swap transactions, in order to remit cash from our Argentine operations that resulted in pre-tax loss on investment of $3 million for the nine months ended September 30, 2024.
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

The effective tax rate is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
In millions	2024	2023	2024	2023
Effective tax rate	31.9%	7.7%	33.6%	27.4%

For the three months ended September 30, 2024, the Company had no material discrete tax adjustments.
For the three months ended September 30, 2023, the Company recorded $4 million of net discrete tax benefits, a majority of which related to adjustments to the Company's accrual for unrecognized tax benefits in accordance with FIN 48 for the lapse of statute of limitations.

For the nine months ended September 30, 2024, the Company recorded $3 million of net discrete tax expense, a majority of which related to additional tax expense from stock-based compensation vesting.
For the nine months ended September 30, 2023, the Company recorded $6 million of net discrete tax benefits, $3 million of which related to adjustments to the Company's accrual for unrecognized tax benefits in accordance with FIN 48 and $3 million related to the excess tax benefit derived from stock-based compensation vesting.
Effective January 1, 2024, many jurisdictions where the Company conducts business, including several European Union members and G20 countries, have enacted a 15% global minimum tax on the income generated in each of the jurisdictions in which the Company operates, referred to as "Pillar Two" of the Global Anti-Base Erosion rules framework that was undertaken by the Organization for Economic Co-operation and Development ("OECD"). The Company continues to monitor developments and evaluate the impacts of the Pillar Two rules, however, as of the date of this Report on Form 10-Q, the Company does not expect the Pillar Two rules to have a material impact to its annual effective tax rate.
The Company estimates its annual effective tax rate for 2024 to be approximately 34.0%, which takes into consideration, among other things, the forecasted earnings mix by jurisdiction and the impact of discrete tax items to be recognized in 2024. Under U.S. tax law, U.S. shareholders are subject to a tax on global intangible low-taxed income ("GILTI") earned by certain foreign subsidiaries. The Company has elected to provide for the tax expense related to GILTI in the year in which the tax is incurred. Effective on January 1, 2022, the U.S. tax law changed and now requires R&D expenses to be capitalized and amortized for tax purposes under Internal Revenue Code Section 174, which increases the Company's GILTI tax liability. The Company is currently forecasting approximately $4 million of tax expense related to GILTI in our marginal effective tax rate for 2024.
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
In June 2022, Teradata refinanced its long-term debt and its associated interest rate swap ("Prior Interest Rate Swap"), which were due to mature in June 2023. As a result, Teradata terminated its five-year London Interbank Offered Rate ("Libor") interest rate swap that had a $500 million initial notional amount to hedge the floating interest rate of its Libor term loan. On June 28, 2022, Teradata executed a five-year Secured Overnight Financing Rate ("SOFR") interest rate swap, to fix the interest rate on approximately 90% of the principal balance of the

$500 million term loan, with an initial notional amount of $450 million. The Company uses interest rate swaps to manage interest rate risks on future interest payments caused by interest rate changes on its variable rate term loan. The notional amount of the hedge steps down according to the amortization schedule of the term loan. The notional amount of the hedge was $444 million as of September 30, 2024.
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
The following table identifies the contract notional amount of the Company’s derivative financial instruments:

	As of
In millions	September 30, 2024	December 31, 2023
Contract notional amount of foreign exchange forward contracts	$67	$178
Net contract notional amount of foreign exchange forward contracts	$6	$1
Contract notional amount of foreign currency exchange (net investment hedge)	$150	$150
Contract notional amount of interest rate swap	$444	$450
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
On June 14, 2024, a putative securities class action lawsuit was filed against the Company and certain of its officers in the United States District Court for the Southern District of California (the "Court"), captioned Ostrander v. Teradata Corporation, No. 24-cv-01034 (S.D. Cal.). The complaint asserts claims for alleged violations of federal securities laws related to statements concerning the Company’s business and 2023 financial outlook for Total ARR and Public Cloud ARR. The plaintiff seeks to represent a class of certain persons who purchased or otherwise acquired the Company’s stock during the period from February 13, 2023 to February 12, 2024 and seeks unspecified damages and other relief. On October 7, 2024, the Court appointed a lead plaintiff and lead counsel. The Company disputes the allegations in the complaint and intends to defend the case vigorously. The case is at an early stage, and the Company cannot reasonably estimate the amount of any potential financial loss or cost that could result from this lawsuit.
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

Concentrations of Risk. The Company is potentially subject to concentrations of credit risk on accounts receivable and financial instruments such as hedging instruments, and cash and cash equivalents. Credit risk includes the risk of nonperformance by counterparties. The maximum potential loss may exceed the amount recognized on the balance sheet. Exposure to credit risk is managed through credit approvals, credit limits, selecting major international financial institutions (as counterparties to hedging transactions) and monitoring procedures. Teradata’s business often involves large transactions with customers, and if one or more of those customers were to default in its obligations under applicable contractual arrangements, the Company could be exposed to potentially significant losses. However, management believes that the reserves for potential losses were adequate at September 30, 2024 and December 31, 2023.
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
When deemed appropriate, the Company minimizes its exposure to changes in foreign currency exchange rates through the use of derivative financial instruments, specifically, foreign exchange forward contracts. Additionally, in June 2022, Teradata executed a five-year interest rate swap with a $450 million initial notional amount in order to hedge the variable interest rate on its term loan and a four-year cross-currency swap with initial notional amounts of €143 million/$150 million, as a net investment hedge to hedge the Euro currency exposure of our net investment in certain foreign subsidiaries. The fair value of these contracts and swaps are measured at the end of each interim reporting period using observable inputs other than quoted prices, specifically market spot and forward exchange rates. As such, these derivative instruments are classified within Level 2 of the valuation hierarchy. Fair value of unrealized gains for open contracts are recorded in other assets and the fair value of unrealized losses are recorded in other liabilities in the Company's balance sheet. The fair value of foreign exchange forward contract assets and liabilities at September 30, 2024 and December 31, 2023 was not material. Realized gains and losses from the Company’s fair value and net investment hedges net of corresponding gains or losses on the underlying exposures were immaterial for the three and nine months ended September 30, 2024 and 2023.

The Company’s other assets and liabilities measured at fair value on a recurring basis and subject to fair value disclosure requirements at September 30, 2024 and December 31, 2023 were as follows:

		Fair Value Measurements at Reporting Date Using
In millions	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Money market funds at September 30, 2024	$50	$50	$—	$—
Money market funds at December 31, 2023	$152	$152	$—	$—

Interest rate swap at September 30, 2024	$2	$—	$2	$—
Interest rate swap at December 31, 2023	$8	$—	$8	$—

Liabilities
Foreign currency swap at September 30, 2024	$9	$—	$9	$—
Foreign currency swap at December 31, 2023	$8	$—	$8	$—
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
All outstanding borrowings pursuant to the Revolving Facility are due and payable on June 28, 2027, however, the maturity date of the Revolving Facility may be extended by agreement of the parties for up to two additional one-year periods. The Term Loan is payable in quarterly installments, which commenced on June 30, 2024, with 1.25% of the initial principal amount due on each of the first twelve payment dates, with all remaining principal due on June 28, 2027. Under the terms of the Credit Facility, Teradata from time to time and subject to certain conditions may increase the lending commitments under the Credit Facility in an aggregate principal amount up to an additional $450 million, to the extent that existing or new lenders agree to provide such additional commitments. The outstanding principal amount of the Credit Facility bears interest at a floating rate based upon, at Teradata’s option, a negotiated base rate or an adjusted term SOFR rate, plus in each case, a margin based on the Company's leverage ratio. As disclosed in Note 7, in June 2022, Teradata entered into an interest rate swap to hedge approximately 90% (or $444 million as of September 30, 2024) of the floating interest rate of the total $500 million Term Loan and a cross currency swap to hedge a portion of Euro currency exposure of its net investment in certain foreign subsidiaries.
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
As of September 30, 2024, the Company had no borrowings outstanding under the Revolving Facility, leaving $400 million in borrowing capacity available under the Revolving Facility and the Term Loan principal outstanding was $487 million. The Term Loan is recognized on the Company's balance sheet at the unpaid principal balance, net of deferred issuance costs, and is not subject to fair value measurement. The Company was in compliance with all covenants under the Credit Facility as of September 30, 2024.
For the three months ended September 30, 2024 and September 30, 2023, the blended all-in interest rate on the Credit Facility was 4.21% and 4.45%, respectively.
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

	Three Months Ended September 30,		Nine Months Ended September 30,
In millions, except per share amounts	2024	2023	2024	2023
Net income attributable to common stockholders	$32	$12	$89	$69
Weighted average outstanding shares of common stock	96.1	99.2	96.7	100.5
Dilutive effect of employee stock options, restricted stock and other stock awards	0.9	2.8	1.6	2.3
Common stock and common stock equivalents	97.0	102.0	98.3	102.8
Net income per share:
Basic	$0.33	$0.12	$0.92	$0.69
Diluted	$0.33	$0.12	$0.91	$0.67
Options to purchase 0.1 million shares in the nine months ended September 30, 2023 were not included in the computation of diluted earnings per share because the exercise prices of these options were greater than the average market price of the common shares for the period, and therefore would have been anti-dilutive. There were no anti-dilutive options excluded for the three and nine months ended September 30, 2024 nor the three months ended September 30, 2023.
12. Segment and Other Supplemental Information
On August 5, 2024, Teradata announced that it realigned its sales function and initiated global restructuring to optimize operations. Due to these organizational changes Teradata now manages its business under two segments, which are also the Company’s new operating segments: (1) Product Sales and (2) Consulting Services. The Company’s Product Sales segment represents the results for the Recurring Revenue and Perpetual Software Licenses, Hardware and Other line items and the Consulting Services segment represents the Consulting Services line item, each as disclosed in the Company’s financial statements and in the tables in this Form 10-Q. For purposes of discussing results by segment, management excludes the impact of certain items, consistent with the manner by which management evaluates the performance of each segment. This format is useful to investors because it allows analysis and comparability of operating trends. It also includes the same information that is used by Teradata management to make decisions regarding the segments and to assess financial performance. The chief operating decision maker, who is the Company's President and Chief Executive Officer, evaluates the performance of the segments based on revenue and multiple profit measures, including segment gross profit. For management reporting purposes, assets are not allocated to the segments. Prior period segment information has been reclassified to conform to the current period presentation.

The following table presents segment revenue and segment gross profit for the Company:

	Three Months Ended September 30,		Nine Months Ended September 30,
In millions	2024	2023	2024	2023
Segment revenue
Product Sales	$379	$367	$1,148	$1,153
Consulting Services	61	71	193	223
Total revenue	440	438	1,341	1,376
Segment gross profit
Product Sales	265	258	805	820
Consulting Services	6	6	26	30
Total segment gross profit	271	264	831	850
Stock-based compensation expense	4	4	13	12
Acquisition, integration, reorganization, and transformation-related costs	1	1	3	1
Total gross profit	266	259	815	837
Selling, general and administrative expenses	137	156	429	476
Research and development expenses	73	76	216	222
Income from operations	$56	$27	$170	$139
13. Reorganization and Business Transformation
On August 5, 2024, the Company announced that it realigned its sales function and initiated global restructuring and cost actions to optimize operations, reduce non-revenue generating expenses, and drive efficiencies for long-term growth and profitability (the "Restructuring"). The majority of the actions related to the Restructuring are expected to be completed by the end of 2024, with remaining actions to be completed by the end of 2025.
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

The 2024 activity and the reserves related to the Restructuring are as follows:

	Expense accruals	Cash payments	Balance at September 30, 2024
Employee separation benefits	$11	$(3)	$8

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

Third Quarter Financial Overview
As more fully discussed in later sections of this MD&A, the following were what we view as the more significant financial items for the third quarter of 2024:
•At the end of the third quarter of 2024, ARR was $1.482 billion compared to $1.524 billion at the end of the third quarter of 2023, decreasing 3% as compared to the third quarter of 2023, including a 1% positive impact from foreign currency translation.
•At the end of the third quarter of 2024, Public Cloud ARR was $570 million compared to $454 million at the end of the third quarter of 2023, increasing 26% as compared to the third quarter of 2023, including a 2% positive impact from foreign currency fluctuations.
•Total revenue was $440 million for the third quarter of 2024, increasing by $2 million compared to the third quarter of 2023, with recurring revenue up 3%. Perpetual software licenses, hardware and other revenue was flat, and consulting services revenue decreased 14%. Foreign currency fluctuations had a 2% adverse impact on total revenue for the quarter compared to the prior year.
•Gross margin increased to 60.5% in the third quarter of 2024 from 59.1% in the third quarter of 2023, primarily due to improved Public Cloud margin rates and lower overall consulting services revenue compared to the prior year.
•Operating expenses for the third quarter of 2024 decreased 9% compared to the third quarter of 2023, primarily due to lower employee compensation expenses including stock-based compensation expense in the third quarter of 2024.
•Operating income was $56 million in the third quarter of 2024, compared to $27 million in the third quarter of 2023.
•Net income in the third quarter of 2024 was $32 million, compared to $12 million in the third quarter of 2023.
•Cloud Net Expansion Rate for the third quarter of 2024 was 120%, compared to 123% for the third quarter of 2023.

Results of Operations for the Three Months Ended September 30, 2024
Compared to the Three Months Ended September 30, 2023
Revenue

		% of		% of
In millions	2024	Revenue	2023	Revenue
Recurring	$372	84.6%	$360	82.2%
Perpetual software licenses, hardware and other	7	1.6%	7	1.6%
Consulting services	61	13.8%	71	16.2%
Total revenue	$440	100%	$438	100%
Total revenue increased $2 million, or 0%, in the third quarter of 2024, including a 2% negative impact from foreign currency fluctuations. Recurring revenue was up 3% as compared to the third quarter of 2023 and included a 2% negative impact from foreign currency fluctuations. Recurring revenue for the third quarter of 2024 included strong growth from Public Cloud revenue and a positive impact from annual upfront software subscription revenue associated with on-premises subscription software. Revenues from perpetual software licenses, hardware and other were flat year over year. Consulting services revenue decreased 14% in the third quarter of 2024, including a 2% negative impact from foreign currency fluctuations. The consulting services revenue decrease is an expected result of our overall strategy to have our consulting business focused on higher-margin engagements.
Financial and Performance Measures
Our Total ARR is composed of three main categories: (1) Public Cloud ARR, (2) ARR related to on-premises subscription-based contracts and private cloud ("Subscription ARR"), and (3) ARR related to our legacy perpetual maintenance and software upgrade rights. At September 30, 2024 and 2023 our Total ARR consisted of:

In millions	2024	2023
Public Cloud	$570	$454
Subscription	793	872
Maintenance and Software upgrade rights	119	198
Total ARR	$1,482	$1,524

Cloud Net Expansion rate	120%	123%
At the end of the third quarter of 2024, Total ARR decreased 3% as compared to the third quarter of 2023, including a 1% positive impact from foreign currency fluctuations. At the end of the third quarter of 2024, Public Cloud ARR increased 26% as compared to the third quarter of 2023, including a 2% positive impact from foreign currency fluctuations. Public Cloud ARR growth in the third quarter of 2024 was primarily driven by greater market awareness and customer demand of Teradata VantageCloud, our Public Cloud offering. The decreases in subscription ARR and maintenance and software upgrade rights ARR were primarily driven by customer migrations to Public Cloud ARR, on-premises erosions, elongated deal closing cycles and lower on-premises expansion activity.
In the third quarter of 2024, we experienced the following trends as compared to the third quarter of 2023:
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
As a portion of the Company’s operations and revenue occur outside the United States, and in currencies other than the U.S. dollar, the Company is exposed to fluctuations in foreign currency exchange rates. Based on currency rates as of September 30, 2024, Teradata is now estimating a 1.25%-to-1.75% negative impact from currency translation on our 2024 full-year total reported revenues.
We expect to see elongated deal closing cycles continue and are now expecting cloud migration activity with some customer accounts to be pushed out to future quarters, which will negatively impact Public Cloud ARR growth in 2024. We expect expansion and migration activity as the primary contributors for Public Cloud ARR growth in 2024.
Gross Profit

		% of		% of
In millions	2024	Revenue	2023	Revenue
Recurring	$261	70.2%	$255	70.8%
Perpetual software licenses, hardware and other	2	28.6%	—	—%
Consulting services	3	4.9%	4	5.6%
Total gross profit	$266	60.5%	$259	59.1%
The decrease in recurring revenue gross profit as a percentage of revenue was primarily due to a higher mix of Public Cloud revenues versus on-premises revenue as compared to the prior-year period, offset in part by continued improvement in our Public Cloud margin rate, and the positive margin impact from annual upfront software subscription revenue.
The increase in perpetual software licenses, hardware and other gross profit as a percentage of revenue was primarily driven by deal mix and the timing of revenue.
Consulting services gross profit as a percentage of revenue decreased as compared to the prior year primarily due to the decrease in revenue as compared to the prior-year period.
Operating Expenses

		% of		% of
In millions	2024	Revenue	2023	Revenue
Selling, general and administrative expenses	$137	31.1%	$156	35.6%
Research and development expenses	73	16.6%	76	17.4%
Total operating expenses	$210	47.7%	$232	53.0%
Selling, general and administrative ("SG&A") expense decreased year over year due to continued cost discipline focused on cost reductions across the Company, as well as lower variable incentive compensation and stock-based compensation expense. Research and development ("R&D") expense decreased year over year also due to continued cost discipline efforts.
Other Expense, net

In millions	2024	2023
Interest income	$3	$7
Interest expense	(7)	(8)
Other	(5)	(13)
Other expense, net	$(9)	$(14)
Other expense, net in the third quarter of 2024 and 2023 is comprised primarily of interest expense on long-term debt and finance leases, losses resulting from foreign currency transactions, as well as benefit costs on our pension and postemployment plans, partially offset by interest income earned on our cash and cash equivalents. Other expense is lower in 2024 primarily due to decreased foreign currency losses of $8 million as compared to the prior period. Interest income is lower primarily due to a lower average cash balance.

Provision for Income Taxes
Income tax provisions for interim periods are based on estimated annual income tax rates, adjusted to reflect the effects of any significant infrequent or unusual items which are required to be discretely recognized within the current interim period.
The effective tax rates for the three months ended September 30, 2024 and 2023 were as follows:

	2024	2023
Effective tax rate	31.9%	7.7%

For the three months ended September 30, 2024, the Company had no material discrete tax adjustments.
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
Effective on January 1, 2022, the U.S. tax law changed to require that R&D expenses be capitalized and amortized for tax purposes under Internal Revenue Code Section 174. This requirement has an impact on global intangible low-taxed income ("GILTI") tax. We are currently forecasting approximately $4 million of tax expense related to GILTI in our marginal effective tax rate for 2024.
We expect that a majority of our foreign earnings will be repatriated to the U.S. As a result, the effective tax rates in the periods presented are largely based upon the forecasted pre-tax earnings mix between the U.S. and other foreign taxing jurisdictions where we conduct our business.
We estimate that the full-year effective tax rate for 2024 will be approximately 34%, which takes into consideration, among other things, the forecasted earnings mix by jurisdiction, the estimated impact to GILTI tax (including the requirement to capitalize R&D for tax purposes), and the estimated discrete items to be recognized in 2024. The forecasted tax rate is based on the foreign profits being taxed at an overall effective tax rate of approximately 23%, as compared to the U.S. federal statutory tax rate of 21%.
Revenue and Gross Profit by Operating Segment
On August 5, 2024, Teradata announced that it realigned its sales function and initiated global restructuring to optimize operations. Due to these organizational changes, Teradata now manages its business under two segments, which are also the Company’s new operating segments: (1) Product Sales and (2) Consulting Services. Teradata’s Product Sales segment represents the results for the Recurring Revenue and Perpetual Software Licenses, Hardware and Other line items and the Consulting Services segment represents the Consulting Services line item, each as disclosed in the Company’s financial statements and in the tables in this Form 10-Q. As the revenue and gross margin trends for these business categories are already discussed in the sections above, there is no separate segment discussion presented here. Our segment information is presented in Note 12 of Notes to Condensed Consolidated Financial Statements (Unaudited).

Results of Operations for the Nine Months Ended September 30, 2024
Compared to the Nine Months Ended September 30, 2023
Revenue

		% of		% of
In millions	2024	Revenue	2023	Revenue
Recurring	$1,128	84.1%	$1,120	81.4%
Perpetual software licenses, hardware and other	20	1.5%	33	2.4%
Consulting services	193	14.4%	223	16.2%
Total revenue	$1,341	100%	$1,376	100%
Total revenue decreased $35 million, or 3%, in the first nine months of 2024, and included a 2% adverse impact from foreign currency fluctuations. Recurring revenue increased 1%, including 1% of negative impact from foreign currency fluctuations. Within recurring revenue, Public Cloud revenue increased primarily due to expansions and migrations.
Revenues from perpetual software licenses, hardware and other were down 39% in the first nine months of 2024, as customers continue to transition to subscription-based offerings, consistent with our overall strategy.
Consulting services revenue decreased 13% in the first nine months of 2024, including a 3% negative impact from foreign currency fluctuations. The consulting services revenue decrease is an expected result of our overall strategy to have our consulting business focused on higher-margin engagements. Consulting services revenue was also negatively impacted by ceasing our direct operations in China.
Gross Profit

		% of		% of
In millions	2024	Revenue	2023	Revenue
Recurring	$795	70.5%	$810	72.3%
Perpetual software licenses, hardware and other	2	10.0%	3	9.1%
Consulting services	18	9.3%	24	10.8%
Total gross profit	$815	60.8%	$837	60.8%

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

Operating Expenses

		% of		% of
In millions	2024	Revenue	2023	Revenue
Selling, general and administrative expenses	$429	32.0%	$476	34.6%
Research and development expenses	216	16.1%	222	16.1%
Total operating expenses	$645	48.1%	$698	50.7%
SG&A expenses decreased 10% for the first nine months of 2024 as compared to the prior year, primarily due to continued cost discipline focused on cost reductions across the Company.
R&D expenses decreased for the first nine months of 2024 as compared to prior year, primarily due to continued cost discipline.
Other Expense, net

In millions	2024	2023
Interest income	$9	$22
Interest expense	(22)	(22)
Other	(23)	(44)
Other expense, net	$(36)	$(44)
Other expense, net for the nine months of 2024 and 2023 is comprised primarily of interest expense on long-term debt and finance leases, losses resulting from foreign currency transactions, and benefit costs associated with our pension and postemployment plans, partially offset by interest income earned on our cash and cash equivalents. Other expense is lower in the first nine months of 2024 as compared to the first nine months of 2023 primarily due to $22 million lower costs resulting from foreign currency transactions compared to the prior period. Interest income is lower primarily due to a lower average cash balance.
As disclosed in Note 5 of Notes to Condensed Consolidated Financial Statements (Unaudited), during the nine months ended September 30, 2024, we entered into Blue Chip Swap transactions in order to remit cash from our Argentine operations that resulted in a pre-tax loss on investment of $3 million that is reported in "Other" expense.
Provision for Income Taxes
The effective tax rates for the nine months ended September 30, 2024 and 2023 were as follows:

	2024	2023
Effective tax rate	33.6%	27.4%

For the nine months ended September 30, 2024, the Company recorded $3 million of net discrete tax expense, a majority of which related to tax expense from stock-based compensation vesting.
For the nine months ended September 30, 2023, the Company recorded $6 million of net discrete tax benefits, $3 million of which related to adjustments to the Company's accrual for unrecognized tax benefits in accordance with FIN 48 for the lapse of statute of limitations and $3 million related to the excess tax benefit derived from stock-based compensation vesting.

Financial Condition, Liquidity and Capital Resources
Cash provided by operating activities was $147 million, which decreased by $52 million in the nine months ended September 30, 2024 compared to the nine months ended September 30, 2023. The decrease in cash provided by operating activities was primarily due to working capital dynamics including the impact of lower billings. Teradata used approximately $24 million of cash in the first nine months of 2024 for reorganizing and transforming its operations and go-to-market functions to align to its strategy, as compared to $30 million in the first nine months of 2023. Teradata expects that approximately $25 to $30 million in additional cash will be used in the last three months of 2024 in connection with the implementation of the Restructuring discussed in Note 13 of Notes to Condensed Consolidated Financial Statements (Unaudited).
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
The table below shows net cash provided by operating activities and net cash used in investing activities related to capital expenditures, along with free cash flow, for the following periods:

	Nine Months Ended September 30,
In millions	2024	2023
Net cash provided by operating activities	$147	$199
Less:
Expenditures for property and equipment	(17)	(11)
Additions to capitalized software	(1)	(1)
Free cash flow	$129	$187
Financing activities and certain other investing activities, are not included in our calculation of free cash flow. As disclosed in Note 5 of Notes to Condensed Consolidated Financial Statements (Unaudited), during the nine months ended September 30, 2024, we entered into Blue Chip Swap transactions in order to remit cash from our Argentine operations that resulted in a pre-tax loss on investment of $3 million that is reported as an investing activity for cash flow purposes. There was also an immaterial holdback payment related to our strategic acquisition of Stemma Technologies, made in the nine months ended September 30, 2024.
Teradata’s financing activities for the nine months ended September 30, 2024 and 2023 primarily consisted of cash outflows for share repurchases and payments on our finance leases. At September 30, 2024, we had no outstanding borrowings on our $400 million Revolving Facility (as defined below).
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

•Our open market share repurchase program provides for the repurchase of Teradata stock periodically on an ongoing basis in open market transactions, through 10b5-1 programs, through accelerated share repurchase programs, in privately negotiated transactions, or through the use of derivative instruments, in accordance with applicable securities rules regarding issuer repurchases. The open market share repurchase program will expire on December 31, 2025. On November 1, 2021, our Board of Directors authorized an additional $1 billion for share repurchases under the open market share repurchase program. There is a total authority of $381 million remaining under the open market share repurchase program as of September 30, 2024.
In the aggregate under the dilution offset share repurchase program and the open market share repurchase program, we repurchased approximately 4.9 million shares of common stock at an average price per share of $38.07 in the nine months ended September 30, 2024.
Share repurchases are reported on a trade date basis. Our share repurchase activity depends on factors such as our working capital needs, our cash requirements for capital investments, our stock price, and economic and market conditions.
Other financing activities, including net share settlement for the payroll tax liability of section 16 officers (as discussed in Item 2. Unregistered Sales of Equity Securities and Use of Proceeds), offset by proceeds from the ESPP and the exercise of stock options, net of tax was a net outflow of $1 million for the nine months ended September 30, 2024 and a net inflow of $6 million (including fees from the credit facility agreement) for the nine months ended September 30, 2023. The ESPP proceeds are included in other financing activities, net in the Condensed Consolidated Statements of Cash Flows (Unaudited).
Our total cash and cash equivalents held outside the United States in various foreign subsidiaries was $328 million as of September 30, 2024 and $428 million as of December 31, 2023. The remaining balance held in the United States ("U.S.") was $20 million as of September 30, 2024 and $58 million as of December 31, 2023. The Company expects that a majority of its foreign earnings will be repatriated to the U.S. Effective January 1, 2018, the U.S. moved to a territorial system of international taxation, and as such will generally not subject future foreign earnings to U.S. taxation upon repatriation in future years.
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
Long-term Debt. On June 28, 2022, we entered into a Credit Agreement that provides for (i) a five-year unsecured term loan in an aggregate principal amount of $500 million (the "Term Loan"), and (ii) a five-year unsecured revolving credit facility in an aggregate principal amount of up to $400 million, including a $50 million sublimit for the issuance of standby letters of credit and a $50 million sublimit for swingline loans (the "Revolving Facility" and, collectively with the Term Loan, the "Credit Facility"). The Credit Facility replaces our prior revolving credit agreement in the maximum principal of $400 million and our prior term loan agreement in the principal amount of $500 million, both of which were entered into in 2018 (the "Prior Agreements"). In connection with the execution of the Credit Facility, the $400 million term loan outstanding under the Prior Agreements was repaid in full. Our long-term debt is discussed in Note 10 of Notes to Condensed Consolidated Financial Statements (Unaudited). In addition, as disclosed in Note 7 of Notes to Condensed Consolidated Financial Statements (Unaudited), Teradata entered into an interest rate swap to hedge approximately 90% (or $444 million as of September 30, 2024) of the floating interest rate of the outstanding principal of the $500 million Term Loan and a cross currency swap to hedge a portion of Euro currency exposure of its net investment in certain foreign subsidiaries. As of September 30, 2024, the Company had no borrowings outstanding under the Revolving Facility, leaving $400 million in borrowing capacity available under the Revolving Facility and the Term Loan principal outstanding was $487 million.
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
Critical Accounting Policies and Estimates
Our financial statements are prepared in accordance with GAAP. In connection with the preparation of these financial statements, we are required to make assumptions, estimates and judgments that affect the reported amounts of assets, liabilities, revenues, expenses and the related disclosure of contingent liabilities. These assumptions, estimates and judgments are based on historical experience and assumptions that are believed to be reasonable at the time. However, because future events and their effects cannot be determined with certainty, the determination of estimates requires the exercise of judgment. Our critical accounting policies are those that require assumptions to be made about matters that are highly uncertain. Different estimates could have a material impact on our financial results. Judgments and uncertainties affecting the application of these policies and estimates may result in materially different amounts being reported under different conditions or circumstances. Our management periodically reviews these estimates and assumptions to ensure that our financial statements are presented fairly and are materially correct. We assessed certain accounting matters that generally require consideration of forecasted financial information in context with the information reasonably available to us as of September 30, 2024 and through the date of this report. The accounting matters assessed included, but were not limited to, our allowance for doubtful accounts, stock-based compensation, the carrying value of our goodwill and other long-lived assets, financial assets, valuation allowances for tax assets and revenue recognition.
In many cases, the accounting treatment of a particular transaction is specifically dictated by GAAP and does not require significant management judgment in its application. There are also areas in which management’s judgment in selecting among available alternatives would not produce a materially different result. The significant accounting policies and estimates that we believe are the most critical to aid in fully understanding and evaluating our reported financial results are discussed in the 2023 Annual Report. Teradata’s senior management has reviewed these critical accounting policies and related disclosures and determined that there were no significant changes in our critical accounting policies in the nine months ended September 30, 2024.
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
Based on their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2024, our disclosure controls and procedures were effective to provide reasonable assurance that the information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.
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
Other than the ongoing ERP implementation, there have been no changes in our internal control over financial reporting that occurred during the last fiscal quarter ended September 30, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
Purchases of Company Common Stock
From time to time, the Company's Section 16 officers sell to the Company shares of the Company's common stock received upon vesting of restricted share units at the current market price to cover their withholding tax obligations. For the nine months ended September 30, 2024, the total of these purchases was 294,934 shares at an average price of $43.80 per share.The following table provides information relating to the Company’s share repurchase programs for the nine months ended September 30, 2024:

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Dilution Offset Program (1)	Total Number of Shares Purchased as Part of Publicly Announced Open Market Share Repurchase Program (2)	Maximum Dollar Value that May Yet Be Purchased Under the Dilution Offset Program	Maximum Dollar Value that May Yet Be Purchased Under the Open Market Share Repurchase Program
Month
January 2024	685,038	$45.98	34,671	650,367	$739,335	$524,031,105
February 2024	1,149,985	$40.04	—	1,149,985	$869,602	$477,990,695
March 2024	1,334,239	$38.26	130,721	1,203,518	$2,145,031	$431,946,444
First Quarter Total	3,169,262	$40.57	165,392	3,003,870	$2,145,031	$431,946,444
April 2024	586,586	$37.50	52,159	534,427	$207,411	$411,946,825
May 2024	450,457	$34.19	—	450,457	$207,411	$396,547,188
June 2024	149,054	$32.87	6,030	143,024	$44,982	$391,847,459
Second Quarter Total	1,186,097	$35.66	58,189	1,127,908	$44,982	$391,847,459
July 2024	66,100	$33.28	—	66,100	$44,982	389,647,842
August 2024	194,279	$27.79	—	194,279	$44,982	384,248,135
September 2024	293,483	$28.62	179,990	113,493	$317,370	380,888,273
Third Quarter Total	553,862	$28.89	179,990	373,872	$317,370	$380,888,273
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

Item 3. Defaults Upon Senior Securities.
None
Item 4. Mine Safety Disclosures.
None
Item 5. Other Information.
During the three months ended September 30, 2024, other than the officer shown in the table below, no director or officer of the Company adopted or terminated a "Rule 10b5-1 trading arrangement" or "non-Rule 10b5-1 trading arrangement," as each term is defined in Item 408(a) of Regulation S-K.

Name (Title)	Action	Date	Trading Arrangement		Aggregate Number of Shares that could be Sold under the Rule 10b5-1 Plan	Expiration Date
			Rule 10b5-1*	Non-Rule 10b5-1**
Claire Bramley (Chief Financial Officer)	Adopted	September 12, 2024	x		Up to 84,947(1)	March 14, 2025

* Intended to satisfy the affirmative defense of Rule 10b5-1(c).
**Not intended to satisfy the affirmative defense of Rule 10b5-1(c).

(1)Ms. Bramley’s Rule 10b5-1 trading arrangement includes the sale of 100% of the net shares (the number is not yet determinable) after shares are withheld to satisfy tax obligations upon the vesting of 40,512 restricted share units (“RSUs”) and 44,435 performance-based RSUs (which such number for purposes of this disclosure is based on the target amount of performance-based RSUs granted to Ms. Bramley in 2022, but the number of shares of common stock subject to Ms. Bramley’s trading plan may vary based on the Company’s actual performance achieved at the end of the applicable 2024 performance period for the performance-based RSUs).

Item 6. Exhibits.

Exhibit Number per Item 601 of Regulation S-K	Description

3.1
Amended and Restated Certificate of Incorporation of Teradata Corporation as amended and restated on September 24, 2007 (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K dated September 25, 2007 (SEC file number 001-33458)).

3.2	Amended and Restated By-Laws of Teradata Corporation, as amended and restated on October 31, 2022 (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K dated November 1, 2022).

4.1	Common Stock Certificate of Teradata Corporation (incorporated by reference to Exhibit 4.1 to the Quarterly Report on Form 10-Q dated November 13, 2007 (SEC file number 001-33458)).

31.1	Certification pursuant to Rule 13a-14(a), dated November 5, 2024.

31.2	Certification pursuant to Rule 13a-14(a), dated November 5, 2024.

32	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated November 5, 2024.

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TERADATA CORPORATION

Date: November 5, 2024	By:	/s/ Claire Bramley
Claire Bramley Chief Financial Officer