Form 10-K
period 2024-12-31
TERADATA CORP /DE/
filed 2025-02-21
CIK 816761

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
    For the fiscal year ended December 31, 2024
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
The aggregate market value of voting stock held by non-affiliates of the registrant as of June 28, 2024, was approximately $3.3 billion.
At January 31, 2025, there were 94.6 million shares of common stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE

Part III:	Portions of the registrant’s Notice of Annual Meeting of Stockholders and Proxy Statement, to be filed with the Securities and Exchange Commission pursuant to Regulation 14A within 120 days after registrant’s fiscal year end of December 31, 2024 are incorporated herein by reference.

This report contains trademarks, service marks, and registered marks of Teradata Corporation and its subsidiaries, and other companies, as indicated.

PART I
FORWARD-LOOKING STATEMENTS
Forward-looking statements in our public filings or other public statements are subject to known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements or other public statements. These forward-looking statements were based on various facts and were derived utilizing numerous important assumptions and other important factors, and changes in such facts, assumptions or factors could cause actual results to differ materially from those in the forward-looking statements. Forward-looking statements include the information concerning our expected future financial and reporting performance, business strategy and trends, projected plans and objectives, liquidity, financial guidance, capital allocation, including share repurchase plans, and market conditions. Statements preceded by, followed by or that otherwise include the words "believe," "expects," "anticipates," "intend," "project," "estimate," "plan," "increase," "fluctuate," "strive," "looking ahead," "outlook," "guidance," "forecast," "continue," "likely," "potential," "drive," "focus," "see," "commit" and similar expressions or future or conditional verbs such as "will," "should," "would," "may" and "could" are generally forward-looking in nature and not historical facts. You should understand that the factors described under "Risk Factors" and the following important factors could affect our future results and could cause actual results to differ materially from those expressed in such forward-looking statements:
•Our ability to timely and effectively execute our strategy, including our initiatives to provide and enhance our offerings for on-premises, hybrid, and cloud environments coupled with market acceptance of our cloud platform and enablement of artificial intelligence ("AI") capabilities;
•Our ability to rapidly and successfully develop and introduce new solutions that include highly advanced technology, and the increased difficulty and complexity associated with producing new offerings with greater capacity, delivery and performance capabilities, which may increase the likelihood of reliability, quality and operability issues;
•The rapidly changing and intensely competitive nature of the information technology ("IT") industry and the data analytic platform business, including the ongoing consolidation activity, new and emerging technologies and competitors, including for enabling AI and machine learning ("ML"), and pressure on achieving continued price/performance gains for data analytic product offerings and solutions;
•Fluctuations in our operating results, timing of transactions, customer cancellations or non-renewals of subscription arrangements or support services, unanticipated delays or accelerations in our sales cycles and the difficulty of accurately estimating revenues;
•Our ability to execute and realize the anticipated benefits of our refreshed brand, business transformation program or restructuring, sales and operational execution initiatives, and cost savings initiatives;
•Risks associated with data privacy, cyberattacks and maintaining secure and effective products for our customers, as well as, internal IT and control systems;
•The impact of global economic fluctuations on the markets in general or on the ability of our suppliers, customers and partners to meet their commitments to us, or the timing of purchases by our current and potential customers, including the potential impacts of catastrophic events, epidemics, pandemics, inflation, recessions, and/or labor availability on global economies; and
•Risks inherent in operating in foreign countries, including the impact of foreign currency fluctuations, foreign currency controls, economic, political, legal, regulatory, compliance, cultural, public health, and other conditions abroad.
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

Item 1. BUSINESS
Overview. At Teradata Corporation ("we," "us," "Teradata," or the "Company"), we believe that people thrive when empowered with trusted information. We are focused on helping organizations improve business performance, enrich customer experiences, and integrate data across the enterprise. As such, we strive to innovate and deliver trusted solutions for their toughest data and analytics challenges. That is why we built our open and connected hybrid cloud analytics and data platform for AI. With our hybrid cloud platform, named Teradata Vantage, underpinned by our extensive patented workload management optimization technology, we are well positioned to help enterprises deliver business breakthroughs and solve business problems with our capabilities to provide harmonized data, trusted AI, and faster innovation, at scale. As companies embrace AI, they need data at scale. Data at scale is the foundation of agentic and generative AI applications, and data at scale is what Teradata provides.

We believe our platform provides companies with:

•Harmonized Data: We strive to empower our customers to make more confident decisions with integrated data using our hybrid platform that has the capability to support both cloud and on-premises environments and is designed to be efficient, flexible, and secure.

•Trusted AI: We believe that our platform provides our customers with powerful, open, and connected analytics – from ML and traditional analytics to enabling AI that is designed to provide actionable, differentiated insights and enhance enterprise value.

•Faster Innovation: Our platform is designed to fuel our customer’s growth opportunities with AI/ML innovation that’s cost-effectively operationalized at scale.
As a result, we believe that we empower our customers to make better, more confident decisions, engage in faster innovation, and drive positive impact within the enterprise.
Our Hybrid Cloud Analytics and Data Platform

Teradata Vantage is our open and connected platform that is designed to allow organizations to leverage all their data across an enterprise, in a hybrid environment. Whether in public or private clouds, in multi-cloud, or on-premises, and at scale, Teradata Vantage comprises deployment options that are designed to address the full span of data analytics and AI needs while providing optimized total cost of ownership and financial governance:

•Teradata VantageCloud: Our flexible, connected, and modern cloud platform and includes Teradata VantageCloud Lake, which is built on our cloud-native lake architecture, and Teradata VantageCloud Enterprise for managed enterprise workloads.

•Teradata VantageCore: Our on-premises platform offering, which seamlessly integrates with our cloud offerings to enable hybrid environments for which we see increasing demand.
Key capabilities of Teradata Vantage across all deployments are:
•ClearScape Analytics™: ClearScape Analytics encompasses the end-to-end analytics capabilities integrated into our platform and is designed to be a secure, highly concurrent, and resilient analytics offering. ClearScape Analytics provides robust in-database engine analytics functionality, open and connected integrations, and operationalization at scale for more effective data preparation, advanced analytics, and AI/ML performance.

•Query Grid™: Query Grid is our "data fabric," a data integration and management layer included with our hybrid platform. Query Grid serves as the connective tissue in multi-cloud, as well as between cloud and on-premises environments. This technology innovation is designed to bring data together and enable consistent data access across the ecosystem, so that users can query data regardless of where it lies, thereby reducing data silos, and potentially saving the expense of moving data. With our data fabric, we enable data analytics integration across public clouds for a multi-cloud experience. Our data fabric is designed to provide our customers with the analytic capabilities to deliver trusted data—data that is secure and well governed—while controlling costs.
Our Business Transformation
Across Teradata, we are executing to advance in our transformation as a leading hybrid cloud analytics and data platform. Teradata is recognized by industry analysts as offering a hybrid cloud analytics and data platform with next-generation, cloud-native deployment, and expansive analytics capabilities. Whether their first move into the cloud or moving from other vendors, we help companies smoothly migrate to the deployment that is right for their business, offering a fast path to cloud modernization with our extensive cloud migration capabilities. Additionally, we see that companies are increasingly operating in a hybrid environment with an architecture blending cloud and on-premises systems, and we believe that Teradata is well positioned to compete and win with our robust open and connected capabilities both in cloud and on-premises.
Our 2024 Innovations
Throughout 2024, we delivered a broad set of innovations that are intended to advance our differentiated position in enabling trusted AI, including:

•Open Table Formats ("OTF"): We announced our open and connected approach to supporting OTFs Apache Iceberg and Linux Foundation Delta Lake. Our open and connected approach is designed to allow enterprises to employ a modern data strategy with agility and flexibility to execute AI at scale, while taking advantage of our differentiated analytics.

•Teradata VantageCloud Lake: Our cloud-native platform became available on Google Cloud. This integration with Google Cloud, including Google Vertex and Gemini, is designed to offer customers a modern data platform that excels in multiple types of AI, from scaling predictive AI initiatives to powering new generative AI use cases. With this advancement, we added Google Cloud availability in addition to Amazon Web Services ("AWS") and Microsoft Azure.

•Bring-Your-Own Large Language Model ("BYO-LLM"): We have included BYO-LLM capabilities in our platform and ClearScape Analytics. With BYO-LLM our customers can take advantage of small and mid-size open LLMs by bringing the model to the data and minimizing expensive data movement, which helps to maximize the security, privacy, and trust of the data.

•ClearScape Analytics: We extended our analytics capabilities through API integration with Google Cloud’s AI development platform providing the capability to train and predict models against data. Together, the solutions provide the ability for customers to execute complex analytics and AI/ML on massive data sets and incorporate preferred data science tools. In addition, we further enhanced the capabilities of ClearScape Analytics by adding new features and functionality designed to boost data science productivity and streamline complex processes through various self-service and automated features. These new features and functionality include:

◦Spark to ClearScape Analytics, which enables data scientists to easily convert pyspark code to Teradata ML, eliminating the need for re-engineering or data movement, which can significantly reduce complexity and costs.
◦AutoML, designed to enable data scientists to automatically train high-quality models specific to their company’s business needs.
◦KNIME integration with Teradata VantageCloud, designed to accelerate AI initiatives and expand usage of ClearScape Analytics to non-technical individuals.
◦An enhanced self-service user experience, so that users can access their data and with no coding, thereby reducing the risk of coding errors or bad code.

•Teradata AI Unlimited: We announced that AI Unlimited, our on-demand compute engine is natively integrated with Microsoft Fabric. AI Unlimited in Microsoft Fabric leverages OTF in OneLake to create shortcuts to data across cloud object stores, enabling customers to take advantage of more than 150 ClearScape Analytics functions without the time or expense of moving data for each workload experience. It is available on AWS and Azure.

•Continued strengthening partnerships: We continued our commitment to developing and building strong partnerships. Notable announcements with partners include:

◦With Nvidia, we are integrating Nvidia NeMo and Nvidia NIM microservices into our platform to accelerate AI workloads and support the development of foundation and customized LLMs, agentic workflows, and Retrieval-Augmented Generation ("RAG") applications.
◦With AWS, we announced delivery of "rapid-start" generative AI use cases when leveraging our platform on AWS, integrated with Amazon Bedrock. Also, we announced that our platform will offer Nvidia’s accelerated computing infrastructure, starting with the BYO-LLM integration referenced above.
◦With Anaconda, we announced integration of Anaconda’s secure repository of Python and R packages with ClearScape Analytics designed to accelerate the use of data science and generative AI use cases and enable users to swiftly apply secure open-source packages, scale efficiently, and access harmonized data and trusted AI.
◦With dbt, we announced that the Teradata platform is now integrated with dbt Cloud. We bring our ability to manage complex large-scale datasets with enterprise-grade reliability, robust security and governance, and combine that with dbt’s transformation tools that are designed to turn raw data into actionable insights with less manual effort.
◦With DataRobot, we announced a new integration between ClearScape Analytics and the DataRobot AI Platform aimed at helping enterprises maximize their AI potential by providing greater optionality and flexibility for building and scaling safe and effective AI models. This new functionality is available through ClearScape Analytics’ Bring Your Own Model ("BYOM") capability.
◦With third-party productivity tools, Airbyte Cloud, Apache Airflow, and dbt, we introduced integrations that support the modern data stack, so that developers can innovate faster by speeding the deployment and operationalization of AI/ML at enterprise scale.

These announcements highlight our commitment to a fully open and connected approach that allows enterprises to employ modern data strategies to enable and execute trusted AI at scale.
Market Dynamics with AI Focus
Our target market focuses on organizations that are large-scale users of data. As data volumes grow exponentially along with increasing sources of data, we are seeing organizations increasingly adopt hybrid, multi-cloud, and on-premises data analytics and AI/ML technologies. We believe it is essential for enterprises to be able to integrate ecosystems across multi-cloud and on-premises environments, simplify access to trusted data wherever it resides, and accommodate analytics at massive scale and speed to derive significant business value. Teradata addresses the full spectrum of analytics needs and varying cloud adoption strategies—from cloud-only to multi-cloud to hybrid and on-premises.

As companies around the world are exploring and implementing AI applications, including agentic and generative AI, we believe that we can help enterprises accelerate AI value, including by:

•Managing uncontrolled data growth: AI requires extensive volumes of high-quality data. We deliver AI capabilities for our customers by providing a platform that is designed to integrate and harmonize data across the organization and analytics capabilities that excel at scale.

•Building a flexible, open, and connected ecosystem: We design our architecture to provide a flexible, open, and connected ecosystem to allow companies freedom to use their preferred tools and technologies with public or custom LLMs to produce AI.

•Providing a secure, trusted, and cost-effective environment: Our hybrid analytics and data platform is designed to deliver a secure environment, while controlling costs.

Our customers use Teradata technologies and innovations to solve their business challenges and drive business outcomes. We provide guidance to customers on uses of Teradata analytics tailored to their needs and offer differentiated packaged use case solutions that can accelerate growth. Business use cases leverage the latest in Teradata AI/ML capabilities and can include, among other things:

•augmented customer complaint analysis,
•customer acquisition, experience and retention,
•personalized product and action recommendations,
•automated speech analysis,
•financial visibility,
•resilient supply chains,
•fraud prevention, and
•regulatory compliance and risk management.

Our Consulting Services and Third-Party Relationships
Our experienced consultants offer a broad range of services, including helping organizations establish a data analytics and AI/ML vision, enabling a modern, hybrid ecosystem architecture, and identifying and operationalizing opportunities. Our support and maintenance services are designed to provide an optimal experience with Teradata and our managed services offerings are designed to provide an enhanced experience to our customers by helping their analytic environments operate efficiently. We also work closely with top global and regional systems integrators to accelerate innovation, enable digital transformation and maximize customer value from their Teradata technologies.
Our Subscription Options
Teradata offers subscription offerings that are flexibly priced, ranging from capacity-based to consumption-based pricing. These flexible pricing options are designed to enable our customers to reduce complexity, risk, and cost and expand their data analytics and AI/ML capabilities to fit their data and budget needs.
Our Segments
For the calendar year ended December 31, 2024, we had total revenues of $1.750 billion. On August 5, 2024, we announced the realignment of our sales function to optimize operations. Due to this organizational change we now manage our business under two segments, which are also our new operating segments: (1) Product Sales and (2) Consulting Services. For financial information about our segments and geographic information, see "Note 14-Segment, Other Supplemental Information and Concentrations" in the Notes to Consolidated Financial Statements in this Annual Report.
History. Teradata was incorporated in 1979 as a Delaware corporation. Teradata became a publicly traded company named Teradata Corporation (NYSE: TDC) on September 30, 2007.
Industry and Market Opportunity. As companies face mounting data demands, along with the need to extract value from this data, we believe that our opportunity to grow in the multi-billion dollar data management and analytics market will continue. Industry analysts forecast that the data management and analytics market will grow at a double-digit rate year-over-year for the next few years, and it is expected that the market opportunity will continue to expand with the anticipated rapid and global adoption and enablement of AI/ML. We believe that, in addition to companies facing significant ongoing increases in data volumes and proliferation of data sources, there will also be an increasing expectation that this data be trusted, secured, and democratized. Furthermore, the agility provided by cloud-based technologies can bring significant benefits, yet also creates complexity, particularly with the increased need that data and analytics ecosystems span multiple environments. These factors all contribute to the increased complexity, cost, and risk associated with managing data analytics and AI/ML environments, as well as the rapidly emerging desire of customers to create and deliver value from agentic and generative AI. This is particularly true for our target market of global enterprise companies, and we believe that these companies require well-integrated solutions that can accommodate significant agility, scale, and speed in an open and connected ecosystem. We are focused on supporting our customers, whether they are cloud-only, multi-cloud, on-premises, or a hybrid combination. We are helping new and existing customers migrate to the cloud, expand workloads in the cloud, connect their hybrid environments, and capture the possibilities provided by enabling AI. We are also focused on growing the adoption of our hybrid platform, enabling AI on-premises by brining additional data and AI/ML capabilities to our on-premises offering, increasing software utilization, expanding partnerships with leading companies, and demonstrating our extensive AI capabilities.

Our Strategy. We have a sharp strategic focus on being the hybrid cloud analytics and data platform for trusted AI at scale. We deliver on this strategy through leveraging our talented teams who are committed to our culture and executing the following strategic imperatives:

•enabling faster innovation, better customer experiences, and improved productivity via the Teradata platform and ClearScape Analytics capabilities to enable AI/ML;
•enhancing our ClearScape Analytics roadmap with incremental AI capabilities;
•enabling AI on-premises by bringing additional data and AI/ML capabilities to our on-premises offerings;
•broadening our platform to support OTF;
•providing well-defined use cases that demonstrate the value of our products to solve real-world business challenges;
•expand customer footprints by increasing consumption and onboarding new workloads in existing and new business buying centers;
•deepening relationships with strategic public cloud service providers, systems integrators, independent software vendors, distributors, and resellers;
•expanding our go-to-market reach by onboarding new customers, making vertical investments, enhancing customer success programs, extending our partner relationships; and
•deliver operational excellence through efficient cost management and execution.

AI requires significant high-quality data to create value; as such, integrating and harmonizing data across the organization is crucial. Our hybrid cloud platform is designed to be scalable, secure, highly concurrent, and resilient to help companies solve complex data challenges at scale. We provide a data management solution that enables enterprises to support their data analytics and AI/ML ecosystems, enable consistent data across business units, and grow at scale. Furthermore, we provide enterprise customers with the flexibility to address their data analytics and AI/ML needs, empowering operational, ad-hoc analytics, and mixed workloads, whether in the cloud, on-premises, or in a hybrid combination.

We believe we are differentiated by providing our hybrid cloud analytics and data platform offering across an open and connected ecosystem. Our differentiated approach spans deployments in the top public cloud service provider platforms of AWS, Microsoft Azure, and Google Cloud, as well as private cloud platform instances, on-premises, and hybrid environments.

As customers increasingly grow their data analytics ecosystems, we support customers with a data fabric in QueryGrid that connects all environments, as well as data and workload migration tools and services. We also believe that we offer a competitive and compelling total cost of ownership by building out best-in-class capabilities that are designed to provide an easy experience for ingestion, exploration, development, consumption, and operationalization of data analytics and AI/ML.

Our strategy is further supported by our commitment to be a responsible corporate citizen. We believe it is our responsibility to make a positive impact on and support important issues, such as addressing the responsible use of AI, environmental sustainability, promoting belonging and inclusion, supporting communities where we live and work, protecting data privacy, and acting ethically in everything we do.

Customers. Teradata concentrates our marketing and go-to-market efforts on companies that are seeking to improve business performance and view data analytics and AI/ML as strategic to achieving that objective. We focus on the key buying centers of business leaders, analytics buyers and users, as well as technology buyers and users. Our platform differentiates Teradata in industries with high-data requirements, including Financial Services, Government, Healthcare and Life Sciences, Public Sector, Manufacturing, Retail, Telecommunications, and Travel/Transportation. We believe that these industries provide a good fit for our analytic solutions and services as these industries typically have the greatest analytic potential with large and growing data volumes, complex data management requirements, as well as large and varied types of users. We currently do not have any customer that represents 10% or more of our total revenue.
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

The majority of our customers pay for their Teradata offerings via subscription-based purchasing options. As a result, a substantial portion of our revenue from sales is recurring, which generally increases the predictability of our revenue and the durability of our future cash flows. The majority of our customer contracts are based on a blended pricing model which provides a fixed capacity and also offers the customer optional consumption for times when they experience increased activity.
Sales, Marketing, Customer Services and Partners
Sales and Marketing. We primarily sell and market our solutions and services through a direct sales force. We have more than 80% of our employees in customer-facing and/or revenue-driving roles (including sales, marketing, consulting, customer services, and product engineering).
We support our sales efforts with marketing designed to:

•grow awareness of Teradata as a leading hybrid cloud analytics and data platform for trusted AI , highlighting our technology leadership and innovation, hybrid cloud differentiation, analytics and AI expertise;
•lead customers on their migration to the cloud with the benefits of an open and connected ecosystem with hybrid and multi-cloud capabilities, and then help them easily expand their environment when needed; and
•create demand for, and adoption and expanded use of, our technologies, including Teradata VantageCloud, ClearScape Analytics, and Teradata AI Unlimited, as well as related services.

We additionally provide extensive training to educate and enable our sales force with the skills and knowledge to compete and win with our value proposition.

Our brand messaging is intended to highlight Teradata’s role as a leader in data analytics, AI, and hybrid cloud technology, as well as our strength as a leading open and connected hybrid cloud analytics and data platform for trusted AI. To support our growth objectives, we employ a broad range of modern marketing strategies, including programs designed to inform, educate, and generate demand with customers and prospects. These strategies include our global website, digital marketing, paid media, demos and trials of our software, webinars, events, public relations, social media, a customer advocacy program, and targeted demand generation.

Customer Services. Our global customer services organization is dedicated to creating and sustaining an optimal customer experience and working with our customers to help them achieve the best outcomes from the data that is managed in our platform so they are empowered with the full potential of Teradata’s data analytics solutions. Our global customer services organization is comprised of cloud operations, customer support, customer experience, consulting and managed services, and customer education. Our customer services organization supports our cloud strategy by facilitating a customer’s migration to the VantageCloud platform and managing the day-to-day operations of a customer’s VantageCloud environment. This organization focuses on delivering business value throughout the customer journey, enabling innovative use of the Vantage platform, extracting additional efficiencies, and maximizing customer impact and satisfaction—which are designed to retain customers and drive greater consumption of our technology.

Strategic Partnerships. We seek to extend our sales and marketing reach by partnering with cloud service providers, alliance partners (including independent software vendors, open-source software distributors, and resellers), leading global and regional systems integrators, and consultants, that we believe complement our differentiated offerings. Strategic partnerships are a key element in our ability to leverage the value and expand the scope of our data and analytics platform offering in the marketplace.

•Cloud Service Providers: We have established partnerships with the top three global public cloud service providers: AWS, Microsoft Azure, and Google Cloud. We work to continuously strengthen these strategic partnerships so that companies around the world can easily have access to the Teradata platform and our data analytics capabilities via the manner they prefer.

•Alliance Partners: We have a focus on working collaboratively with independent software vendors in several areas, including AI/ML and LLMs, tools, data and application integration solutions, data mining, analytics, business intelligence, and specific analytic and industry solutions. Our goal is to provide choices to our customers with partner offerings that are optimized and certified to work with the Teradata Vantage platform to deliver end-to-end analytic and data solutions and to provide comprehensive capabilities that support the customer’s business goals and work within their analytic ecosystem.

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

Competition. We compete in a large and growing data management and analytics market that is attractive to both current and new competitors. There is a large number of vendors in the analytics and data market and the market landscape of vendors is rapidly increasing with the introduction and increasing traction of cloud and AI. Participants include AWS, Databricks, Google Cloud, Microsoft Azure, Snowflake, and more; the competitive market also comprises traditional legacy competitors. We believe our focus on AI, hybrid and multi-cloud ecosystem simplification, providing solutions for the most scalable and complex workloads, and providing products designed to achieve desired business outcomes of our customers, enables us to successfully compete within our target market. We believe that our technology innovations are highly differentiated, deliver scale and integration, and are positioned to provide business value to our customers. Furthermore, we provide our customers with the opportunity to de-risk their buying decisions with our hybrid capabilities and helping them deploy across the top public clouds, private cloud and on-premises, coupled with flexibility in purchasing and portable licensing. For more information on competition, see Item 1A. Risk Factors, in this Annual Report.

We believe that the principal competitive factors for our products and services include: data analytics and AI/ML experience; business outcome delivery; hybrid multi-cloud offerings and experience; total cost of ownership; customer references; technology leadership; product quality; performance, scalability, availability, integrity, security, and manageability; partner relationships; support and consulting services capabilities; management of technologies in a complex analytical ecosystem; delivery of a platform and tools that are designed to enable AI/ML for our customers; and industry knowledge.

Research and Development ("R&D"). We remain focused on designing and developing our hybrid cloud analytics and data platform that anticipates our customers' evolving needs and supports solving their complex business challenges. Our teams are extending Teradata technologies and innovations for the Teradata platform, including ClearScape Analytics and Teradata AI Unlimited to have consistent and differentiated capabilities that meet the demands of todays’ hybrid ecosystems. With extensive in-database functionality, seamless and expedited interconnectivity, and robust features for easy operationalization, ClearScape Analytics is designed to enable companies to scale AI/ML quicker and more cost effectively.

With a focus on creating an open and connected platform, we continue to build a deep integration with cloud data and analytic ecosystems, including advanced analytics and AI/ML tools. Furthermore, with our strong partnerships, our R&D team is extending our platform to enable deeper integration with a broader range of solution and service providers.

Our extensive and talented R&D workforce is one of our core strengths. Our R&D team is globally dispersed to take advantage of global engineering talent. We anticipate that we will continue to have significant R&D expenditures, which may include complementary strategic acquisitions, to help support the flow of innovative, high-quality data and analytic offerings.
Intellectual Property and Technology. We own 565 patents in the United States. We are also the exclusive licensee of four additional patents in the United States and counterpart patents in foreign countries. Many of the patents that we own are licensed to others, and we are licensed to use certain patents owned by others. While our portfolio of patents and patent applications in aggregate is of significant value to our Company, we do not believe that any individual patent is by itself of material importance to our business.
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
As of December 31, 2024, we had approximately 5,700 employees globally, with approximately 30% employed in the United States and 70% across the rest of the world. Our global workforce is critical to our overall business strategy across target markets. During fiscal 2024, our overall headcount decreased as we continue to align and optimize our talent needs to drive our cloud and profitable growth strategies.
Culture and Engagement. At Teradata, we believe people thrive when empowered with trusted information. We have designed our culture to be the guiding force behind our ability to deliver on that purpose. We empower our people to live our core principles: customer and market driven, agility in execution, and accountability to each other. We strive to create a workplace that is free from discrimination where everyone feels they belong. We cultivate a trusted environment where every individual feels not only valued, but truly empowered to thrive.
Health, Safety, and Wellness. We are committed to the health, safety, and wellness of our employees and their families. We provide flexible and inclusive programs that cater to diverse needs of well-being. This includes quarterly well-being days, global paid holidays for all employees, as well as half-day Fridays, providing employees extra paid time off each week during 3 months of the year.
Compensation and Benefits. Our compensation and benefits reflect our commitment to fairness and inclusion. We have robust compensation and benefit programs designed to attract and retain talent and meet the varied and evolving needs of a global workforce. In addition to our competitive base pay, these programs, which vary by country/region, include sales incentives, annual bonuses, stock awards, an Employee Stock Purchase Plan, a Retirement Savings Plans, healthcare and insurance benefits, and paid time off. One specific example of our inclusive benefits includes parental leave, offering birthing and non-birthing parents up to 14 weeks of paid leave for bonding with a new child arriving through birth, adoption, placement, or foster care.
Talent Development. Teradata is committed to supporting the professional development of our employees by providing resources and pathways for growth. Over the last several years, we have evolved our talent practices to facilitate frequent conversations between managers and employees on performance and development. We have launched on-demand learning resources, such as LinkedIn Learning and Country Navigator, which give employees flexibility in when and how they learn. We also provide facilitated learning opportunities to help build specific capabilities and skills, such as Basics of Communication, Emotional Intelligence, Influence, and Time Management. We offer executive and leadership development programs designed to enable our leaders to role model our leadership principles and empower individuals to lead at every level.
Community Engagement. We believe building connections between our employees, their families, and our communities creates a more meaningful, fulfilling, and enjoyable workplace. We support local STEM education programs to ensure emerging leaders in our communities have opportunities to explore their interests. Our Teradata Cares program empowers our employees to make a positive difference where we live and work through volunteerism and giving. We support our employees’ giving and volunteer efforts by providing matching donations for employee contributions to qualified not-for-profit agencies, project grants, Annual Days of Caring, and supporting communities where we have employee populations. To further enable employees to support the charity of their choice, we provide every employee four days a year, during normal working hours, for volunteer efforts of their choice.
Properties and Facilities. Our corporate headquarters is located in San Diego, California. As of December 31, 2024, we operated 41 facilities in 29 countries throughout the world. We own our San Diego complex, while all other facilities are leased.
Information About Our Executive Officers. The following table and biographies sets forth information as of February 21, 2025 regarding the individuals who are serving as our executive officers.

Name	Age	Position(s)
Stephen McMillan	54	President and Chief Executive Officer
Claire Bramley	47	Chief Financial Officer
Kathleen Cullen-Cote	60	Chief People Officer
Michael Hutchinson	59	Chief Customer Officer
Richard Petley	48	Chief Revenue Officer
Margaret Treese	58	Chief Legal Officer
Jacqueline Woods	63	Chief Marketing Officer
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
Claire Bramley. Claire Bramley is the Company's Chief Financial Officer and has served in this role since joining Teradata in June 2021. She served as the Global Controller for HP Inc., a multinational information technology company, from December 2018 until June 2021. From June 2015 until December 2018, she served as HP's Regional Head for Finance for EMEA, and from January 2013 to May 2015, she served as Vice President, Corporate Financial Planning and Analysis at HP. Ms. Bramley also serves on the Board of Directors of Ansys, Inc. On February 11, 2025, we announced that Ms. Bramley decided to resign from her position as Chief Financial Officer of the Company (including as its principal financial officer and principal accounting officer) and that her last day with the Company will be March 31, 2025.

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
Michael Hutchinson. Michael Hutchinson is the Company's Chief Customer Officer and has served in this role since January 2022. Previously, from June 2021 when he joined the Company until December 2022, he served as Senior Vice President World-Wide Customer Success, Consulting and Renewals. Prior to joining Teradata, Mr. Hutchinson served as the Senior Vice President and Chief Customer Officer at Verint Systems Inc., a customer engagement solutions provider, from August 2020 to May 2021 and as its Senior Vice President, Global Professional Services and Support from April 2018 until August 2020. From 1990-2018, he held several positions with Oracle Corporation, a global software and services company, most recently as the Group Vice President, North America Customer Success from December 2015 to March 2018.
Richard Petley. Richard Petley is the Company’s Chief Revenue Officer and has served in this role since April 2024. Previously, Mr. Petley served as Teradata’s Executive Vice President, Global Sales, from April 2022, when he joined the Company, until April 2024. He served as General Manager, Western Europe, for Oracle Cloud, at Oracle Corporation, a global software and services company, from 2021 until April 2022. From 2018 until 2021, he was the Managing Director, Oracle UK. Prior to Oracle, Mr. Petley held sales leadership positions at IBM Corporation, a global technology company, with consistent success in growth areas of enterprise software, SaaS and AI, most recently serving as Vice President, IBM Cognitive and Industry Solutions, IBM UK and Ireland from 2017 until 2018.
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
Information. Teradata makes available through its website, free of charge, its Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, and Current Reports on Form 8-K, and all amendments to such reports, as soon as reasonably practicable after these reports are electronically filed or furnished to the U.S. Securities and Exchange Commission ("SEC") pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 (the "Exchange Act"). These reports and other information are available, free of charge, at www.sec.gov. Teradata will furnish, without charge to a security holder upon written request, the Notice of Meeting and Proxy Statement for the 2025 Annual Meeting of Stockholders. Teradata will furnish the Code of Conduct and any other exhibit at cost (the Code of Conduct is also available through Teradata’s website at https://www.teradata.com/about-us/corporate-governance/code-of-conduct/). Document requests are available by calling or writing to:
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
RISKS RELATED TO OUR BUSINESS AND OPERATIONS
Our failure to successfully execute our strategy and achieve the anticipated benefits of our business transformation, which includes successfully developing, launching, and scaling cloud- and on-premises-based products and product enhancements and/or enabling our data platform to operate effectively in various environments, including cloud, hybrid, and on-premises, or those of our cloud service provider partners, and/or for various uses, including artificial intelligence ("AI") and machine learning ("ML"), could have a material adverse effect on our business, brand and reputation, competitive position, financial condition, results of operations, and cash flows.

The successful implementation of our strategy to be the hybrid cloud platform for trusted AI at scale, coupled with the continued execution of our business transformation can present organizational and infrastructure challenges. We may not be able to implement, execute, and realize some or all of the anticipated benefits from our strategy or our business transformation plan on a timely basis. Even if the anticipated benefits and savings are substantially realized, there may be unforeseen consequences, internal control issues, or business impacts.

A core component of our business strategy is to expand and enhance our product offerings, particularly for analytic solutions in cloud and hybrid environments, to include newer market-relevant features, functionality, and cloud-native options, including AI/ML, and to keep pace with price-to-performance gains. In this regard, please see Item 1. Business, for a description of our product offerings and innovations. We expect that we will continue to enhance our cloud, hybrid, on-premises, and AI/ML offerings in the future. Shortened product life cycles due to customer demands and competitive pressures impact the pace at which we must develop, introduce, and implement new technology as part of our product offerings. This requires high-level anticipation of customer needs and technology trends, as well as innovation by both our software developers and the suppliers of the third-party software components included in our solutions. Bringing new offerings to the market entails a costly and, at times, lengthy process, that may increase our risk of liability and cause us to incur significant technical, legal, or other costs. Furthermore, as we migrate our customers from on-premises environments to the cloud, upgrade customers’ VantageCloud environments, and expand our customers’ workloads in cloud, hybrid, and on-premises deployments, we may incur unexpected costs or delays. New cloud offerings, migrations, expansions, upgrades, and deployment models that we rollout may not be successful, and we may not be able to develop the necessary business models, infrastructure, and systems to support and scale the business as our business evolves. This includes acquiring, retaining and developing the right people to execute our business strategy in a competitive job market. In addition, market acceptance of new product and service offerings will be dependent in part on our ability to include functionality and usability that address customer requirements, and to optimally price our offerings and services to meet customer demand and cover our costs. Our go-to-market strategies, including for AI/ML, cloud, and hybrid also must adjust to customers’ changing buying preferences, and there can be no assurance that our go-to-market approach will adequately and completely address such preferences.

As part of our business strategy, we continue to dedicate a significant amount of resources to our R&D efforts in order to maintain and advance our competitive position. However, we may not receive significant revenues from these investments for several years, if at all. R&D expenses represent a significant portion of our discretionary fixed costs.

We may not successfully execute our strategy because of challenges we may face, including with regard to product planning and timing, technical hurdles that we fail to overcome in a timely fashion, cloud service provider costs or other requirements, or a lack of appropriate resources. If we are unable to: successfully execute on our strategy and/or continue to respond to market demands; develop leading technologies; timely deliver offerings to the market; timely scale of our cloud business to achieve gross margins comparable or better than our on-premises business; continue successful migrations, expansions, and upgrades for our customers; maintain our industry leading hybrid-environment capabilities; and maintain our leadership in analytic data solutions’ performance and scalability; then our competitive position, business, brand and reputation, talent acquisition, financial condition, guidance, and forecasts, results of operations, future Total Annual Recurring Revenue ("ARR") growth potential, and cash flows may be adversely affected.

Unanticipated delays or accelerations in our sales cycles makes accurate estimation of our Total ARR, Public Cloud ARR, and revenues difficult, and have resulted in, and could in the future result in, significant fluctuations in our quarterly operating results and have impacted, and could in the future impact, our ability to achieve any financial guidance and forecasts that we may provide.

The length of our sales cycle varies depending on several factors over which we may have little or no control, including:

•the size and complexity of a potential transaction;
•whether a sale involves a cloud or hybrid offering;
•the level of competition that we encounter in our selling activities;
•customers’ budgeting and approval process, with increasing involvement of the customer C-suite in transactions given the enterprise-wide strategic value our platform provides, including for AI/ML;
•corporate events impacting our customers, including reorganizations or acquisitions, where personnel we are engaging with who have institutional knowledge and history with us have departed or are otherwise unavailable to us; and
•overall macro-economic conditions.

In addition, our account teams have had difficulty in the past obtaining and assessing information as to whether a transaction is proceeding as planned or whether a longer sales cycle will be required, and such difficulty may continue in the future. Because of a generally long sales cycle, we may expend significant effort over a long period of time in an attempt to obtain an order, but ultimately not complete the sale, or the order ultimately received may be smaller than anticipated. The long sales cycle for our products also makes it difficult to predict the quarter in which sales will occur. Delays in sales have caused, and could in the future cause, significant variability in our results for any particular period and have impacted, and could in the future impact, our ability to achieve any financial guidance and forecasts that we may provide.
We may experience variability in our operating results based on the purchasing behavior of our customers.
Our business has substantially shifted from a traditional, perpetual pricing and revenue model to a subscription-based model in which less revenue is recognized upfront at the time the customer enters into a transaction. The pace and extent to which customers will continue to purchase, consume and renew our offerings on a subscription basis is variable and, therefore, has impacts on our results and operations. We also have flexible pricing options for our cloud customers, including consumption-unit based, "pay as you go" pricing. Under such a pricing model, we generally recognize revenue based on consumption. To the extent that customers opt for such a flexible pricing model, we may not be able to accurately forecast the timing of customer consumption of our offerings. In addition, the needs of our customers have quickly evolved from a cloud-only approach to considering hybrid platforms or remaining on-premises. As a result, our actual results may differ from our projections, particularly for Public Cloud ARR and Total ARR. Furthermore, our on-premises subscription arrangements may provide the customers with the right to cancel our agreement upon certain notice periods, which we may change in the future. Such arrangements may impact the timing of revenue recognition for these customers and result in fluctuations in our quarterly operating results.

As we develop new offerings with enhanced capacity, delivery and performance capabilities, the increased difficulty and complexity associated with producing these offerings may increase the likelihood of reliability, quality, operability, and/or security issues.
From time to time, errors or security flaws are identified in our offerings, which in certain cases can be discovered after the offerings are introduced and delivered to customers. This risk is enhanced when offerings are first introduced, when new versions are released, or if customers choose to either delay or deny an upgrade to the most recent version of our platform. In particular, when we develop offerings with more advanced technology, the production of such offerings involves increased difficulty and complexity and as a result may increase the likelihood of reliability, quality, operability, and/or security issues with such offerings. Our products and services may also fail to perform to the full specifications and expectations of our customers, including as part of transitioning customers to the cloud, in particular those that involve customer and/or third-party dependencies. Additionally, third-party components that we integrate into our solutions can have undetected quality issues that can impact the performance of our offerings. We may not be able to detect or remedy all errors, including those that may be deemed critical by our customers, prior to release or deployment.
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
Our operations are critically dependent on the security of our computer systems, the computer systems of our key suppliers and third parties, and the information stored in such systems. We face risks from, among other things, natural disasters (such as earthquakes and fires), technological threats (such as cyber-attacks, power outages, and telecommunications failures), and human actions (such as unauthorized access or exploitations, insider actions, phishing schemes, and other events). Increasingly, companies are subject to a wide variety of attacks on their networks on an ongoing basis. Incidences of cyber-attacks and other cybersecurity breaches and incidents have increased and are likely to continue to increase. The occurrence of one or more of these events could result in data loss, system outages, and other interruptions in our operations, which could have a material adverse effect on our business, financial condition or results of operations.
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
While immaterial in impact, we have been subject to actual and threatened cyber-attacks, and there can be no assurance that our defensive measures will be adequate to prevent them in the future. From time to time, we discover vulnerabilities in our software products, and while we routinely perform regular system updates and patches to our various information systems and our products to address such vulnerabilities, we may be unable to timely implement patches and security measures which could result in a cyber-attack. When cyber-attacks occur, we could incur significant liability to our customers whose information was compromised, and our product platform may be perceived as less desirable, which could negatively affect our business and damage our reputation. Further, because we do not control our third-party service providers, or the processing of data by our third-party service providers, we cannot fully ensure the integrity or security of measures they take to protect customer information and prevent data loss. These types of activities will recur and persist, one or more of them may be successful in the future, and one or more of them may have been or will be successful but not detected, prevented, remediated or mitigated by us, and the costs to us to eliminate, detect, prevent, remediate, mitigate or alleviate cyber security or security vulnerabilities could be significant, and our efforts to address these problems may not be successful and could adversely impact our future results of operations. If as a result of these events, the information stored on our or our customers’ systems could be accessed, publicly disclosed, altered, lost or stolen, they can subject us to additional liability and cause us financial harm. In addition, our disclosures concerning security incidents may become the subject of litigation, and cause us, especially in the event of an adverse court ruling, additional financial strain and reputational harm. While we take and will continue to take remediation steps, there is no guarantee that our preventative and mitigation actions with respect to any cybersecurity incident will fully eliminate the risk of a malicious compromise of our, our third-party service providers’ or our customers’ systems.
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
The offering of our cloud- and hybrid-based platforms has increased our exposure to information security risks by increasing our joint responsibility with customers and third-party cloud providers for protecting sensitive information processed through these platforms, preventing any unauthorized access to or use of such platforms, preventing data breaches, and addressing vulnerabilities in customer-managed applications, the failure of which could adversely impact our results of operation, reputation, compliance obligations, and relationships with our customers.

Prior to our transition to offering cloud- and hybrid-based platforms, our customers generally purchased or leased on-premises hardware systems used in connection with our software solutions, which our customers deployed and operated. With respect to these types of customer on-premises solutions, the customer, directly or through its selected services providers, has full control over its data security. While we continue to provide on-premises capabilities for our customers, we also provide cloud- and hybrid-based platforms, which has expanded our information security risk landscape.

Our cloud- and hybrid-based platforms generally require us to deploy or operate solutions for our customers, directly or through the use of third-party services providers, either on-premises at customer-selected data center facilities, or at third-party-hosted data center facilities. As a result, more responsibility for data security has been transferred to us and our third-party service providers due to the data security responsibilities allocated among us, our customers, and third-party providers that are inherent in cloud- and hybrid-based platforms. For example, gaps in security responsibilities can materialize if roles among us, our customers, or third-party providers are not clearly defined or effectively managed and can lead to additional security risks (such as compromised credentials, hijacked accounts, data breaches due to misconfigured cloud storage, inadequate security practices by third-party providers, and vulnerabilities in shared technology). The distributed and multi-tenant nature of our cloud- and hybrid-based platforms can also complicate data governance and compliance. While customers handle application development and deployment within our platform, vulnerabilities stemming from various actions, including unsecure coding practices, data leakage, performance issues, or mismanagement of configurations, can impact the broader platform's integrity and security. Further, we are required to maintain and obtain various global security certifications for our platforms, such as the International Organization for Standardization 27001 ("ISO 27001"), Payment Card Industry Data Security Standard ("PCI"), Federal Risk and Authorization Management Program ("FedRAMP®"), and any delays or failure in maintaining or obtaining such certifications may hinder our competitiveness, particularly in regulated industries, and impact customer confidence.

If unauthorized access to or use of our cloud- or hybrid-based platforms, failure to prevent data breaches, or failure to address vulnerabilities in customer-managed applications occurs, despite robust data security measures and third-party commitments to protect them, our results of operation, reputation, compliance obligations, and relationships with our customers could be adversely impacted. Even the perception of inadequate security, including delays or failure to obtain necessary security certifications such as FedRAMP, may damage our reputation and negatively impact our ability to win new customers and retain existing customers, consequently adversely impacting our financial performance and condition.
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
As part of our strategy, our relationships with public cloud service providers, Amazon Web Services ("AWS"), Google Cloud, and Microsoft Azure, can impact our business. Our strategic relationships with these cloud service providers for our cloud offerings on their platforms require significant investments to ensure that our solutions are optimized in these cloud environments. In addition, there are geographies in which we operate that utilize alternative, local cloud-platform service providers where AWS, Google Cloud, and Microsoft Azure are inaccessible or not available. The cloud service providers maintain relationships with certain of our competitors, and our competitors may in the future establish relationships with additional competing cloud data platform providers. Furthermore, cloud service providers do and may in the future provide platforms that compete with VantageCloud and VantageCloud Lake. Any of these cloud service providers may decide to modify or terminate our business relationship, change the terms of any agreement or pricing terms that we have with them, or may otherwise enter into preferred relationships with one or more competing cloud data platform providers. If we are unsuccessful in meeting performance requirements or obtaining future returns on these investments, or if we are otherwise unable to maintain adequate relationships with any of these cloud service providers, our financial results may be adversely impacted.
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
In 2023, Teradata introduced a new brand identity, including our messaging around trusted data and trusted AI. With this brand we strive to be modern, innovative, and reflective of our vision for the future. Our updated brand is designed to highlight Teradata’s role as a leader in AI and hybrid cloud data and analytics. We believe that recognition and the reputation of our brand is key to our success, including our ability to retain existing customers as well as attract new customers and partners. While we leverage our decades of experience in data analytics and database management services, we believe we have evolved to provide the modern offerings customers need. These include the cloud-native architecture of Teradata VantageCloud Lake, the end-to-end pipeline of AI/ML capabilities in ClearScape Analytics, our on-demand AI/ML engine in the cloud that delivers a completely self-service experience with Teradata AI Unlimited, and our commitment to providing a platform compatible with OTFs to provide an open and connected ecosystem offering to our customers. The failure for the market to recognize our brand attributes or for there to be misperceptions in the market regarding our cloud, hybrid, AI, or other capabilities could negatively impact our ability to upgrade existing on-premises customers to our hybrid cloud-based solutions, drive expansion/consumption growth, and/or acquire new customers for our on-premises and hybrid cloud businesses. In addition, damage to the reputation of our brand could result in, among other things, customer cancellations or non-renewals, lower employee retention and productivity, vendor relationship issues, and investor and other stakeholder scrutiny, any of which could materially affect our revenue and profitability.
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
Our hardware components are assembled and configured by Flex. Flex also procures a wide variety of components used in the assembly process on our behalf. Although many of these components are available from multiple sources, we utilize preferred supplier relationships to better ensure more consistent quality, cost and delivery. Components used in our products require commodities as part of their manufacturing. In addition, we have a global employee population. As such, increased costs and/or commodity and other inflation, and/or increased tariffs on certain items imported from foreign countries have affected our profit margins and could continue to result in declines in our profit margins. Historically, we have mitigated certain cost increases, in part, by increasing prices on some of our products and collaborating with suppliers, reviewing alternative sourcing options, and engaging in internal cost reduction efforts, all as appropriate. However, we may not be able to fully offset increased costs. Further, if any price increases we adopt are not accepted by our customers and the market, our net sales, profit margins, earnings, and market share could be adversely affected.
Challenges with the design and implementation of our new enterprise resource planning ("ERP") system could adversely impact our business and operations.
We commenced a multi-year initiative to transform and modernize our ERP system, and expect to complete the final go-live phase in the first quarter of 2025. The 1st phase of the system's implementation has been used to support the preparation of our Annual Report on Form 10-K for 2024. The ERP system is designed to accurately maintain the Company’s financial records, enhance operational functionality, and provide timely information to the Company’s management team related to the operation of the business. The implementation of the new ERP system requires an investment in financial and personnel resources, including substantial expenditures for outside consultants and system expenses in connection with the transformation of our financial and operating processes. While the ERP system is intended to improve and enhance our information management systems, the ongoing implementation and initial use of this new ERP system exposes us to integration complexities and challenges with our existing systems and processes, including the possible disruption of our financial reporting. If we failed to properly design our ERP system or are unable to successfully implement and use the new ERP system as planned, we may experience increased expenditure and the diversion of personnel resources which could adversely affect our internal control over financial reporting, business operations and financial condition.
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
Our headquarters and data center are located in California, a region with a history of seismic activity, wildfires and an extreme risk of drought, flooding, and vulnerability to future water scarcity. As such, we could experience disruptions as a result of natural disasters and/or extreme weather conditions, including sea-level rise, earthquakes, tornadoes, hurricanes, earthquakes, floods, tsunamis, typhoons, drought, and fire, that could impact our business and operations. Such events could pose physical risks to our facilities and data center, result in power outages and shortages, and/or result in failures of global critical infrastructure, telecommunication and security systems, natural resource availability, such as energy and water sources, employees’ ability to work, availability of supply chain and logistics, and the additional costs to maintain or resume operations such as costs to repair damages to our facilities, equipment, infrastructure, and business relationships, each of which could negatively impact our business and operations. Furthermore, environmental regulations are increasing in their frequency of issuance and applicability to our company, particularly due to our operations in California and the European Union. Such regulations may result in changes in the demand for resources that could adversely impact the availability or cost of goods and services, including natural resources necessary to run our business.
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
We have completed reorganization efforts in connection with our business transformation and we may continue to complete reorganization activity in furtherance of our strategy. In addition, from time to time, we may wind down certain business activities and/or facilities, cease doing business in certain geographic areas, and/or perform other organizational reorganization projects in an effort to reduce costs and optimize operations. For example, in 2022, we ceased our operations in Russia to comply with sanctions imposed as a result of Russia’s invasion of Ukraine and in 2023 we ceased our direct operations in China. In addition, on August 5, 2024, we announced that we had realigned our sales function and had initiated global restructuring and cost reduction actions to optimize operations, reduce non-revenue generating expenses, and drive efficiencies for long-term growth and profitability. Reorganization activities involve risks as they may divert management's attention from our core businesses, increase expenses on a short‑term basis or reduce revenues. We may also experience a loss of continuity, loss of accumulated knowledge, or loss of efficiency during such transitional periods, all of which may negatively impact our business, financial condition, operating results, and cash flows.
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
Generating substantial revenues from our international operations pose several risks.
In 2024, the percentage of our total revenues from outside of the United States was 49%. We have exposure to more than 30 functional currencies. The risks associated with the geographic scope of our business operations include, among other things the following:
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
•The imposition of sanctions against a country, company, person or entity with whom we do business that would restrict or prohibit our business; and
•Foreign or domestic government activities that favor domestic companies, including those that may require companies to procure goods and services from locally-based suppliers.
Any of these events, among others, could materially and adversely affect our financial condition and operating results.
Our offerings are subject to United States export controls and, when exported from the United States, or re-exported to another country, must be authorized under applicable United States export regulations. Our offerings may also be subject to local country import controls. Changes in our offerings or changes in export or import regulations, including the implementation of adverse tariffs, may create delays in the introduction of our offerings in international markets, prevent our customers with international operations from deploying our offerings throughout their global systems or, in some cases, prevent the export or import of our offerings to certain countries or customers altogether. Any change in export or import regulations or related legislation, shift in approach to the enforcement or scope of existing regulations, change in tariff policy, or change in the countries, persons or technologies targeted by these regulations could result in decreased use of our offerings by, or in our decreased ability to export, import or sell our offerings to, existing or potential customers with international operations.

There is active enforcement and ongoing focus by the Securities and Exchange Commission (the "SEC") and other governmental authorities on the United States Foreign Corrupt Practices Act, the U.K. Bribery Act of 2010 and similar anti-bribery, anti-corruption laws in other countries. Given the breadth and scope of our international operations, we may not in all cases be able to detect improper or unlawful conduct by our partners, distributors, resellers, customers, and employees, despite our high ethics, governance and compliance standards, which could put the Company at risk regarding possible violations of such laws and could result in various civil or criminal fines, penalties or administrative sanctions, and related costs, which could negatively impact the Company's business, brand, results of operations or financial condition.

Inadequate internal control over financial reporting and accounting practices could lead to errors, which could adversely impact our ability to assure timely and accurate financial reporting.
Internal control over financial reporting, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control objectives will be met. These inherent limitations include system errors, the potential for human error and unauthorized actions of employees or contractors, inadequacy of controls, temporary lapses in controls due to shortfalls in transition planning and oversight of resources, internal control failures as a result of the implementation and use of our new ERP system, and other factors. Consequently, such controls may not prevent or detect misstatements in our reported financial results as required under the SEC and the New York Stock Exchange ("NYSE") rules, which could increase our operating costs or impair our ability to operate our business. Controls may also become inadequate due to changes in circumstances, and it is necessary to replace, upgrade or modify our internal information systems from time to time. In addition, unforeseen risks may arise in connection with financial reporting systems, including with our new ERP system, due to inefficient business processes, business process reengineering projects, or changes in accounting standards.

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

Increased scrutiny from governments, investors, rating agencies, customers, and other stakeholders regarding our environmental, social, and governance ("ESG") practices, commitments, and performance and our inability to achieve any ESG goals we establish could impose additional costs, expose us to new risks, or negatively impact our reputation.

The ESG landscape is constantly changing, with regulatory requirements and stakeholder expectations continuously evolving. As a result, our ability to meet program goals and objectives may be challenged by a variety of factors, including the complexity of implementing ESG initiatives across our operations and supply chain, unforeseen economic or operational constraints, and shifts in market dynamics or regulatory frameworks. We are working to align our reporting with emerging ESG disclosure frameworks, new regulations, including those passed in the European Union and the state of California, and potential new disclosure requirements, while we also seek to report timely on progress toward our ESG objectives. We have established ESG goals, and we expect to continue to establish additional ESG goals in which our ESG goals and/or our ESG program performance may be reviewed by third-party providers such as rating agencies who may unfavorably evaluate our ESG initiatives. If we fail, or are perceived to fail, to meet our stakeholders’ and/or raters’ expectations or regulatory requirements, we could be exposed to increased costs associated with compliance or operational changes, risk of litigation, difficulty in attracting and retaining employees, negative investor sentiment, and an adverse impact on our reputation.
RISKS RELATED TO OUR INDUSTRY
Our cloud and service offerings are designed to offer AI/ML capabilities, which exposes us to an emerging and uncertain regulatory environment and rapidly changing technology where any inability to comply with any such regulations may result in reputational harm, liability and disruption to our business operations.

The AI/ML regulatory environment is rapidly evolving, and it is difficult to predict the impact the evolving regulatory landscape may have on our business, results of operations and financial condition. Teradata’s platforms and ClearScape Analytics are designed to deliver harmonized data, AI/ML, and faster innovation to facilitate better decision-making. AI/ML technologies are rapidly changing, and with the evolving regulatory environment, we may be subject to increased regulatory requirements, as well as other risks such as data privacy concerns, intellectual property disputes, and exposure to litigation.
The IT industry is intensely competitive and evolving, and competitive pressures could adversely affect our pricing practices or demand for our offerings and services.
We operate in the intensely competitive IT industry, which is characterized by rapidly changing technology, evolving industry standards and models for consuming and delivering business and IT services, frequent new product introductions, and frequent price and cost reductions. In general, as a participant in the data analytics and AI solutions market, we face:

•Changes in customer spending preferences and other shifts in market demands, which drive changes in the Company's competition;
•Changes in pricing, marketing and product strategies, such as potential aggressive price discounting and the use of different pricing models by our competitors;
•Rapid changes in product delivery models, such as on-premises solutions versus cloud or hybrid solutions;
•Rapid changes in computing technology and capabilities that challenge our ability to maintain differentiation;
•New and emerging analytic technologies, including for AI/ML workloads, competitors, and business models;
•Continued emergence of open-source software that often rivals current technology offerings at a much lower cost, despite its limited functionality;
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
Current and evolving privacy laws and regulations, cross-border data transfer restrictions and other aspects of data privacy may impact the use and adoption of our solutions and services and adversely affect our business.

Federal, state and foreign governments continue to adopt new, or modify existing, laws and regulations addressing data privacy and the collection, processing, storage, transfer and use of data. Some of these impose new obligations directly on the Company as both a data controller and a data processor, as well as on many of our customers. New laws also require us to evaluate any required changes to our solutions and services on an ongoing basis to enable Teradata and/or our customers to comply with the new legal requirements and may also increase our potential liability through higher potential penalties for non-compliance. Further, laws such as the European Union’s proposed e-Privacy Regulation are increasingly aimed at the use of personal information for marketing purposes, and the tracking of individuals’ online activities. These new or proposed laws and regulations are also subject to differing interpretations which may be inconsistent among jurisdictions. These and other requirements could reduce demand for our solutions and services, require us to take on more onerous obligations in our contracts, restrict our ability to store, transfer and process data or, in some cases, impact our ability to offer our solutions and services in certain locations or our customers' ability to deploy our solutions globally. For example, existing and developing laws regarding how companies transfer personal data across borders can be unpredictable and subject to legal challenge and could result in further limitations on the ability to transfer data across borders, particularly if governments are unable or unwilling to create new, or maintain existing, mechanisms that support cross-border data transfers. Additionally, certain countries have passed or are considering passing laws requiring local data residency. The costs of compliance with, and other burdens imposed by, privacy laws, regulations and standards may limit the use and adoption of our solutions and services, reduce overall demand for our solutions and services, make it more difficult to meet expectations from or commitments to customers, lead to significant fines, penalties or liabilities for noncompliance, or slow the pace at which we close sales transactions, any of which could harm our business.

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
Our employees and access to talent are critical to our success. Our future success depends on our ability to attract, retain, develop, and motivate the services of senior management and key personnel in all areas of our Company, including engineering and development, marketing and sales professionals, and consultants. Competition for highly skilled personnel and acquired talent in the current environment, specifically the IT industry is intense. We have experienced, and may continue to experience, voluntary workforce attrition, including the loss of senior management and key personnel, in part due to the highly competitive job market in our industry. Furthermore, we are required to attract and retain talent with expertise in cloud-based technologies and AI/ML capabilities, particularly with respect to our engineering, development and services teams. No assurance can be made that key personnel will remain with us, and it may be difficult and costly to replace such employees and/or obtain qualified talent who are not employees. We implemented a remote working policy to expand our talent pool for key personnel and we cannot predict the longer-term workforce implications. Our failure to execute on our key culture initiatives, hire, retain or replace our key personnel could have a material adverse impact on our business operations.
RISKS RELATED TO LEGAL AND REGULATORY MATTERS
We face uncertainties regarding legal proceedings, complex and changing laws and regulations, and other related matters.
In the normal course of business, we are subject to proceedings, lawsuits, claims and other matters, including those that could relate to the environment, health and safety, employee benefits, export compliance, shareholder matters, intellectual property, a variety of local laws and regulations, and other regulatory compliance and general matters. See "Note 10-Commitments and Contingencies" in the Notes to Consolidated Financial Statements in this Annual Report. Because such matters are subject to many uncertainties, their outcomes are not predictable. There can be no assurances that the amounts required to satisfy alleged liabilities from such matters will not impact future operating results.

In addition, we are subject to diverse and complex laws and regulations, including those relating to technology, including AI/ML, corporate governance, ESG reporting, environmental protection, data privacy, public disclosure, and reporting, which are rapidly changing and subject to possible changes in the future. From time to time, we may conduct internal investigations to ensure compliance with such laws and regulations, the costs or results of which could impact our financial results. In addition, we may be subject to unexpected costs in connection with new public disclosure or other accounting or regulatory requirements that are issued from time to time. Laws and regulations impacting our customers, such as those relating to privacy, data protection and digital marketing, could also impact our future business. Because we do business in the government sector, we are generally subject to audits and investigations which could result in various civil or criminal fines, penalties or administrative sanctions, including debarment from future government business, which could negatively impact the Company’s results of operations or financial condition.

Gaps in protection of Teradata’s intellectual property or unlicensed use of third-party intellectual property could impact our business and financial condition.
As a technology company, our intellectual property portfolio is crucial to our continuing ability to be a leading hybrid cloud data and analytics platform provider for trusted AI. We strive to enhance and, as much as is legally and reasonably possible, protect our proprietary intellectual property rights through patent, copyright, trademark and trade secret laws, as well as through technological safeguards and the actions of our people. These efforts include protection of the offerings and application, diagnostic and other software we develop.
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
•Changes in corporate tax rates in the jurisdictions in which we operate;
•The resolution of issues arising from tax audits with various tax authorities;
•Changes in the valuation of our deferred tax assets and liabilities;
•Adjustments to estimated taxes upon finalization of various tax returns; and
•Changes in available tax credits, especially surrounding tax credits in the United States for our research and development activities and foreign tax credits.

Tax rules may change in a manner that adversely affects our future reported results of operations or the way we conduct our business. Further changes in the tax laws could arise as a result of the base erosion and profit shifting project that was undertaken by the Organization for Economic Co-operation and Development ("OECD"). The OECD, which represents a coalition of member countries, recommended changes to numerous long-standing tax principles impacting how large multinational enterprises are taxed. In particular, the OECD has issued its guidance on the Global Anti-Base Erosion rules, with the purpose of ensuring multinational companies pay a 15% global minimum tax on the income generated in each of the jurisdictions where they operate in, referred to as "Pillar Two."

Many jurisdictions, including several European Union members and G20 countries, have enacted Pillar Two as of January 1, 2024. Pillar Two did not have a material impact to our effective tax rate in 2024. We are continuing to monitor developments and evaluating the impacts these new rules will have on our future tax rate, including eligibility to qualify for the safe harbor rules.
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
•Limit our ability to obtain additional financing or refinancing at attractive rates and terms;
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
Further, our outstanding indebtedness is subject to financial and other covenants, which may be affected by changes in economic or business conditions or other events that are beyond our control. If we fail to comply with the covenants in any of our indebtedness, we may be in default under the loan, which may entitle the lenders to accelerate the debt obligations. To avoid defaulting on our indebtedness, we may be required to take actions such as reducing or delaying capital expenditures, reducing or eliminating stock repurchases, selling assets, seeking additional equity capital, and restructuring or refinancing all or part of our existing debt. In addition, our ability to refinance any of our outstanding or future indebtedness will depend on market conditions and our financial condition at such time, which could result in our ability to engage in these activities on desirable rates and terms, or at all.
Fluctuations in foreign currency exchange rates have affected our operating results and could continue to impact our revenue and net earnings.
Because the functional currency of most of our foreign activities is the applicable local currency, but our financial reporting currency is the U.S. dollar, we are required to translate the assets, liabilities, expenses, and revenues of our foreign activities into U.S. dollars at the applicable exchange rate in preparing our Consolidated Financial Statements. We operate in approximately 40 countries and are exposed to various foreign currencies. Accordingly, we face foreign currency exchange rate risk arising from transactions in the normal course of business.

In addition, we operate in certain jurisdictions that utilize foreign currency controls that may temporarily restrict access to foreign currency which results in excess cash in the jurisdiction that cannot be remitted outside of the country and is, therefore, subject to foreign currency exchange rate risk. For example, the Company has operations in Argentina. Commencing in October 2023 and continuing throughout 2024, the Company began entering into Blue Chip Swap transactions (a foreign exchange mechanism which effectively results in a parallel U.S. dollar exchange rate) in order to remit cash from its Argentine operations and such action resulted in a pre-tax loss on investment of $4 million and $13 million during 2024 and during 2023, respectively.

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
◦Our CISO has over 25 years of information security experience during which he has worked on various information technology and security programs, including privacy operations and security risk management. He has experience with many different types of enterprises, including the federal government, private companies, and publicly listed companies. Our CISO was also a founding member of the U.S. Department of Homeland Security and is a veteran who served in the United States Marine Corps. Our CISO has a Bachelor of Science in Information Technology and an MBA.
◦The team within the Information Security function (referred hereinto as the "cybersecurity team") possesses a robust blend of technical knowledge, practical skills, and strategic insight, gained through years of experience in the field of cybersecurity. Our cybersecurity team includes professionals certified in a wide array of cybersecurity disciplines. Their qualifications include, but are not limited to, Certified Information Systems Security Professional for general security practices, Certified Ethical Hacker for penetration testing capabilities, Certified Information Systems Auditor for information systems auditing, Certified Information Security Manager for overseeing enterprise security, Certified Risk and Information Systems Control for risk management, and Certified Cloud Security Professional for cloud security expertise. Additionally, they possess various other certifications in specific technologies and cloud security from providers like AWS and Microsoft, along with numerous other industry-relevant security certifications. This diverse expertise underscores their comprehensive understanding of the cybersecurity landscape.
◦The cybersecurity team attends training programs to update their skills and knowledge.

Item 2.	PROPERTIES
As of December 31, 2024, Teradata operated 41 facilities in 29 countries consisting of approximately 645 thousand square feet throughout the world. Approximately 71% of this square footage is our headquarters in San Diego, which is the only property that we own, the rest of our property is leased. Within the total facility portfolio, Teradata operates 7 facilities where R&D activity occurs totaling approximately 259 thousand square feet, of which approximately 88% is owned. The remaining approximately 386 thousand square feet of space includes office, repair, warehouse and other miscellaneous sites, and is 60% owned and 40% leased. Teradata believes its facilities are suitable and adequate to meet its current needs. Teradata’s corporate headquarters is in San Diego, California.

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
Teradata common stock trades on the New York Stock Exchange under the symbol "TDC." There were approximately 16,811 registered holders of Teradata common stock as of February 14, 2025.
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
The following graph compares the relative performance of Teradata stock, the Standard & Poor’s ("S&P") 500 Stock Index and the S&P Information Technology Index. This graph covers the five-year period from December 31, 2019 to December 31, 2024. In each case, assumes a $100 investment on December 31, 2019, and reinvestment of all dividends, if any.

Comparison of 5 Year Cumulative Total Return

350
300
250
200
150
100
50
0
2019
2020
2021
2022
2023
2024
Teradata Corporation
S&P 500 Index
S&P Information Technology Index

	As of December 31,
Company/Index	2019	2020	2021	2022	2023	2024
Teradata Corporation	$100	$84	$159	$126	$163	$116
S&P 500 Index	$100	$116	$148	$119	$148	$182
S&P Information Technology Index	$100	$142	$190	$135	$211	$286

Purchases of Equity Securities by the Issuer and Affiliated Purchases
Section 16 officers occasionally transfer vested shares earned under restricted share awards to the Company at the current market price to cover their withholding taxes. For the year ended December 31, 2024, the total of these purchases was 301,994 shares at an average price of $43.54 per share.
The following table provides information relating to the Company’s repurchase of common stock for the year ended December 31, 2024:

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Dilution Offset Program (1)	Total Number of Shares Purchased as Part of Publicly Announced General Share Repurchase Program (2)	Maximum Dollar Value that May Yet Be Purchased Under the Dilution Offset Program	Maximum Dollar Value that May Yet Be Purchased Under the General Share Repurchase Program
Period
First quarter total	3,169,262	$40.57	165,392	3,003,870	$2,145,031	$431,946,444
Second quarter total	1,186,097	$35.66	58,189	1,127,908	$44,982	$391,847,459
Third quarter total	553,862	$28.89	179,990	373,872	$317,370	$380,888,273
October 2024	306,968	$31.47	—	306,968	$317,370	$371,228,609
November 2024	301,660	$30.23	—	301,660	$317,370	$362,109,031
December 2024	326,251	$32.18	—	326,251	$421,044	$351,609,397
Fourth quarter total	934,879	$31.32	—	934,879	$421,044	$351,609,397
2024 Full year total	5,844,100	$36.99	403,571	5,440,529	$421,044	$351,609,397
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
OVERVIEW
At Teradata Corporation ("we," "us," "Teradata," or the "Company"), we believe that people thrive when empowered with trusted information. We are focused on helping organizations improve business performance, enrich customer experiences, and integrate data across the enterprise. As such, we strive to innovate and deliver trusted solutions for their toughest data and analytics challenges. That is why we built our open and connected hybrid cloud analytics and data platform for AI. With our Teradata Vantage platform, underpinned by our extensive patented workload management optimization technology, we are well positioned to help enterprises deliver business breakthroughs and solve business problems with our capabilities to provide harmonized data, trusted AI, and faster innovation, at scale. As companies embrace AI, they need data at scale. Data at scale is the foundation of generative AI applications, and data at scale is what Teradata provides. As a result, we believe that we empower our customers to make better, more confident decisions, engage in faster innovation, and drive positive impact within the enterprise.
Teradata’s business, key priorities, and strategy is discussed under Part I, Item I of this Annual Report on Form 10-K.
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

2024 FINANCIAL OVERVIEW
As more fully discussed in later sections of this MD&A, the following are the financial highlights for 2024:
•Revenue of $1,750 million decreased by 5% in 2024 as compared to 2023, with a 1% decrease in recurring revenue. Foreign currency fluctuations had a 2% adverse impact on total revenue and a 2% adverse impact on recurring revenue compared to the prior year. In addition to adverse foreign currency impact, the recurring revenue decline was primarily driven by a decrease in revenue from on-premises solutions, which was offset in part by an increase in Public Cloud revenue. Perpetual software licenses, hardware and other revenue decreased by 49% and consulting services revenue decreased by 16%. Revenues from perpetual software licenses, hardware and other decreased primarily due to our strategic shift towards recurring revenue. The decline in consulting service revenue was additionally due to our focus on higher-margin engagements and purposeful decrease in consulting services given the development of our strategic partner ecosystem.
•Gross profit as a percent of revenue was 60.5% in 2024, a slight decrease from 60.8% in 2023, primarily due to a higher mix of Public Cloud revenue, partially offset by an improvement in Public Cloud margins year-over-year.

•Operating expenses in 2024 decreased by 9% as compared to 2023, primarily driven by our cost discipline initiatives and a favorable impact from foreign currency fluctuations.
•Operating income was $209 million in 2024, up from $186 million in 2023.
•Net income was $114 million in 2024 versus net income of $62 million in 2023, primarily due to lower operating expenses and lower income tax expense. Diluted net earnings per share was $1.16 in 2024 compared to diluted earnings per share of $0.61 in 2023.
RESULTS FROM OPERATIONS FOR THE YEARS ENDED DECEMBER 31, 2024 AND 2023
For discussion of fiscal year 2023 versus 2022 see "Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations" in our Annual Report filed with the SEC for the fiscal year ended December 31, 2023.
Revenue

		% of		% of
In millions	2024	Revenue	2023	Revenue
Recurring	$1,479	84.5%	$1,492	81.4%
Perpetual software license, hardware and other	23	1.3%	45	2.5%
Consulting services	248	14.2%	296	16.1%
Total revenue	$1,750	100.0%	$1,833	100.0%
2024 compared to 2023 - Total revenue decreased 5% in 2024, which included a 2% negative impact from foreign currency exchange rate fluctuations. Recurring revenue declined 1% in 2024, which included a 2% negative impact from foreign currency exchange rate fluctuations. Within recurring revenue, a decline in revenue from on-premises solutions was partially offset by growth in Public Cloud revenue as we continued to migrate customers to the cloud.
Revenues from perpetual software licenses, hardware, and other were down 49% in 2024, including 2% of adverse impact from foreign currency exchange rate fluctuations, as customers continue to transition to our subscription-based offerings, consistent with our overall strategy towards recurring revenue.
Consulting services revenue decreased 16%, including a 3% adverse impact from foreign currency exchange rate fluctuations, as we continue to realign and focus our consulting resources on higher-margin engagements. In this regard, we are focused on both direct engagement with customers and joint engagement with partners that drive increased software consumption within our targeted customer base.
As a portion of our operations and revenue occur outside the United States, and in currencies other than the U.S. dollar, we are exposed to fluctuations in foreign currency exchange rates. Based on currency rates as of December 31, 2024, Teradata is estimating a 1.5%-to-2.0% negative impact from currency translation on our 2025 full-year total revenues.

Financial and Performance Measures
Total ARR is composed of three main categories: (1) Public Cloud ARR, (2) ARR related to on-premises subscription-based contracts and private cloud ("Subscription ARR"), and (3) ARR related to our legacy perpetual maintenance and software upgrade rights. Our financial and performance measures for the following years ended December 31 was as follows:

ARR
	2024	2023

In millions
Public Cloud	$609	$528
Subscription	766	869
Maintenance and Software upgrade rights	99	173

Total ARR	$1,474	$1,570

Cloud Net Expansion rate	117%	124%
Total ARR decreased 6% versus the prior year, with declines in Subscription, and Maintenance and Software upgrade rights ARR off-set in part by growth in Public Cloud ARR. Foreign currency fluctuations had a negative 2% impact on total ARR. Our overall ARR decline was primarily driven by on-premises erosions, elongated deal closing cycles and lower on-premises expansion activity, and was partially offset by growth in Public Cloud ARR.
Public Cloud ARR increased 15% versus the prior year primarily due to on-premises customers migrating to Teradata VantageCloud along with a net expansion rate of 117%. Foreign currency fluctuations had a negative 3% impact on Public Cloud ARR. Public Cloud ARR growth and the Cloud Net Expansion rate were driven by customer demand for our differentiated offerings, resulting in new workloads for both migrations and expansions. Subscription ARR decreased 12% in 2024 from the prior year primarily due to migrations from on-premises to Public Cloud, and included a 2% adverse impact from foreign currency fluctuations.
Our Maintenance and Software upgrade rights ARR declined 43% compared to 2023. This was expected as we continue to transition to a subscription model and customers increasingly purchased Teradata on a subscription and/or public cloud basis.
We expect to see expansion as the primary contributor for Total ARR growth in 2025 and expansion and conversion as the primary contributors for Public Cloud ARR growth in 2025. In addition, we expect a slight negative impact from annual upfront software subscription revenue associated with on-premises recurring revenue in 2025.
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

Gross profit for the following years ended December 31 was as follows:

		% of		% of
In millions	2024	Revenue	2023	Revenue
Gross profit
Recurring	$1,038	70.2%	$1,074	72.0%
Perpetual software licenses, hardware and other	—	—%	7	15.6%
Consulting services	20	8.1%	34	11.5%
Total gross profit	$1,058	60.5%	$1,115	60.8%
2024 compared to 2023 - The slight decrease in gross profit as a percentage of revenue was primarily driven by a higher mix of Public Cloud revenue, offset in part by improving Public Cloud gross profit rates year-over-year.
Recurring gross profit as a percentage of revenue was down from the prior year, primarily because the negative gross profit rate impact on increased Public Cloud revenue, partially offset by improved Public Cloud gross profit rates year-over-year.
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
We expect a decline in gross profit primarily due to negative foreign currency exchange rates and cloud mix, partially offset by cloud rate improvements. We also expect to continue our disciplined approach to managing our financial plan, investing in extending our technology strengths and promoting Teradata as a leader in data analytics, trusted AI, and hybrid cloud technology, while prudently managing costs.
Operating Expenses

		% of		% of
In millions	2024	Revenue	2023	Revenue
Operating expenses
Selling, general and administrative expenses	$565	32.3%	$635	34.6%
Research and development expenses	284	16.2%	294	16.0%
Total operating expenses	$849	48.5%	$929	50.7%
2024 compared to 2023 - The decrease in selling, general and administrative ("SG&A") expense was primarily driven by the favorable impact from foreign currency exchange rate fluctuations and continued cost discipline as compared to the prior year.
R&D expenses decreased in 2024 as compared to the prior year. R&D expenses were impacted by continued cost discipline initiatives as compared to the prior year.
We intend to continue investing in R&D areas that we anticipate will generate growth, such as technologies that support AI/ML and OTF, including for on-premises environments.

Other Expense, net

In millions	2024	2023
Interest income	$11	$25
Interest expense	(29)	(30)
Other	(27)	(64)
Total other expense, net	$(45)	$(69)
Other expense, net in 2024 and 2023, is comprised primarily of interest expense on long-term debt and finance leases, foreign currency transactions, as well as benefit costs for our pension and postemployment plans, partially offset by interest income earned on our cash and cash equivalents. Other expense is lower in 2024, primarily due to $30 million less in losses resulting from foreign currency transactions compared to the prior year, and $9 million less in losses with respect to Argentina Blue Chip Swaps (a foreign exchange mechanism which effectively results in a parallel U.S. dollar exchange rate) in order to remit cash from our Argentine operations.
Provision for Income Taxes
The effective income tax rate for the following years ended December 31 was as follows:

	2024	2023
Effective Tax Rate	30.5%	47.0%
The 2024 effective tax rate included a net $3 million of discrete tax expense, a majority of which related to additional tax expense from stock-based compensation vesting.
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
Effective on January 1, 2022, the U.S. tax law changed to require that R&D expenses be capitalized and amortized for tax purposes under Internal Revenue Code Section 174; as a result of this law change, we recognized approximately $2 million of tax expense related to global intangible low-taxed income ("GILTI") in our marginal effective tax rate for 2024 and approximately $2 million for 2023. We expect that a majority of our foreign earnings will be repatriated to the U.S.
Results by Operating Segment
On August 5, 2024, Teradata announced that it realigned its sales function and initiated global restructuring to optimize operations. Due to these organizational changes, Teradata now manages its business under two segments, which are also the Company’s new operating segments: (1) Product Sales and (2) Consulting Services. Teradata’s Product Sales segment represents the results for the Recurring Revenue and Perpetual Software Licenses, Hardware and Other line items and the Consulting Services segment represents the Consulting Services line item, each as disclosed in the Company’s financial statements and in the tables in this Form 10-K. As the revenue and gross margin trends for these business categories are already discussed in the sections above, there is no separate segment discussion presented here. Our segment information is presented in Note 14 of Notes to Condensed Consolidated Financial Statements.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES
Teradata ended 2024 with $420 million in cash and cash equivalents, a $66 million decrease from December 31, 2023, after using approximately $215 million for repurchases of Company common stock during the year. Cash provided by operating activities decreased by $72 million to $303 million in 2024 compared to 2023. The decrease in cash provided by operating activities was primarily due to lower billings year over year driving a decrease in deferred revenue and a lower receivables balance in 2024 as compared to the prior year. This was offset in part by higher net income, adjusted for non-cash items, in 2024 as compared to 2023. Teradata used approximately $37 million of cash in 2024 for reorganization activities, including the re-alignment of our go-to-market function and other activities to optimize our workforce, as compared to $43 million used in 2023 for similar purposes.
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
The table below shows net cash provided by operating activities and capital expenditures for the following periods:

In millions	2024	2023
Net cash provided by operating activities	$303	$375
Less:
Expenditures for property and equipment	(24)	(19)
Additions to capitalized software	(2)	(1)
Free cash flow	$277	$355
Financing activities and certain other investing activities are not included in our calculation of free cash flow. In 2024, we entered into Blue Chip Swap transactions in order to remit cash from our Argentine operations that resulted in a pre-tax loss on investment of $4 million, compared to $13 million of such pre-tax losses in 2023, the net purchases of which are reported in other investing activities in the Consolidated Statement of Cash Flows. In 2023, other investing activities also included our strategic acquisition of Stemma Technologies. The acquisition of Stemma Technologies was not financially material. There were no other material other investing activities in 2024 and 2023.
Teradata’s financing activities for 2024 and 2023 primarily consisted of cash outflows for share repurchases, payments on our finance leases, and repayments on long-term borrowings. At December 31, 2024, we had no outstanding borrowings on our $400 million Revolving Facility (as defined below).
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
•Our open market share repurchase program provides for the repurchase of Teradata stock periodically on an ongoing basis in open market transactions, through 10b5-1 programs, through accelerated share repurchase programs, in privately negotiated transactions, or through the use of derivative instruments, in accordance with applicable securities rules regarding issuer repurchases. The open market share repurchase program will expire on December 31, 2025. On November 1, 2021, our Board of Directors authorized an additional $1 billion for share repurchases under the open market share repurchase program. There is a total authority of $352 million remaining under the open market share repurchase program as of December 31, 2024.
In the aggregate under the dilution offset share repurchase program and the open market share repurchase program, we repurchased approximately 5.8 million shares of our common stock at an average price per share of $36.99 in 2024 and approximately 7.0 million shares of our common stock at an average price per share of $43.79 in 2023.
Share repurchases are reported on a trade date basis. Our share repurchase activity depends on factors such as our working capital needs, our cash requirements for capital investments, our stock price, and economic and market conditions.
Other financing activities, including net share settlement for the payroll tax liability of section 16 officers (as discussed in Item 5 of this Annual Report on Form 10-K), offset by proceeds from the ESPP and the exercise of stock options, net of tax, was a net outflow of $1 million for 2024 and a net inflow of $7 million for 2023.
Our total cash and cash equivalents held outside the United States in various foreign subsidiaries was $350 million as of December 31, 2024 and $428 million as of December 31, 2023. The remaining balance held in the United States ("U.S.") was $70 million as of December 31, 2024 and $58 million as of December 31, 2023. The Company expects that a majority of its foreign earnings will be repatriated to the U.S. Effective January 1, 2018, the U.S. moved to a territorial system of international taxation, and as such will generally not subject future foreign earnings to U.S. taxation upon repatriation in future years.
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
Leases. In the normal course of business, we enter into operating and finance leases that impact, or could impact, our liquidity. Leases and minimum lease obligations as of December 31, 2024 are described in detail in Note 13 of Notes to Consolidated Financial Statements.
Contractual and Other Commercial Commitments. In the normal course of business, we enter into various contractual obligations that impact, or could impact, our liquidity. The following table and discussion outline our material obligations at December 31, 2024, with projected cash payments in the periods shown:

	Total		2026-	2028-	2030 and
In millions	Amounts	2025	2027	2029	Thereafter
Transition tax	$29	$29	$—	$—	$—
Purchase obligations	$844	312	474	56	2
Total transition tax and purchase obligations	$873	$341	$474	$56	$2
Transition tax is the remaining current payable balance recorded on our balance sheet as of December 31, 2024, of the one-time tax on accumulated foreign earnings resulting from the 2017 Tax Act. The payments associated with this deemed repatriation are being paid over seven years ending in 2025. Purchase obligations are committed purchase orders and other contractual commitments for goods and services and include non-cancelable contractual payments for fixed or minimum amounts to be purchased in relation to service agreements with various vendors for ongoing telecommunications, information technology, hosting and other services.
Additionally, we had $44 million of unrecognized tax benefits recorded on our balance sheet as of December 31, 2024, of which $21 million is recorded in non-current liabilities and $23 million is reflected as an offset to deferred tax assets related to certain tax attribute carryforwards. These items are not included in the table of obligations shown above. The settlement period for the non-current income tax liabilities cannot be reasonably estimated as the timing and the amount of the payments, if any, will depend on possible future tax examinations with the various tax authorities.
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
We review the standalone selling price on a periodic basis and update it, when appropriate, to ensure that the practices employed reflect our recent pricing experience. We maintain internal controls over the establishment and updates of these estimates, which includes review and approval by management. For the year ended December 31, 2024 there was no material impact to revenue resulting from changes in the standalone selling price, nor do we expect a material impact from such changes in the near term. Refer to Notes 1 and 3 in the Notes to Consolidated Financial Statements included in this Annual Report on Form 10-K for discussion of our revenue recognition policies.
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
Effective January 1, 2018, the United States moved to a territorial system of international taxation, and as such will generally not subject future foreign earnings to United States taxation upon repatriation in future years. The Company considers a majority of its foreign earnings not indefinitely reinvested outside of the United States. However, these distributions may be subject to non-U.S. withholding taxes if profits are distributed from certain jurisdictions; accordingly, the Company has recorded $2 million of deferred foreign tax expense with respect to certain earnings that are not considered permanently reinvested. Deferred taxes have not been provided on earnings considered indefinitely reinvested.
We account for uncertainty in income taxes by prescribing thresholds and attributes for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. We may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. We record any interest and/or penalties related to uncertain tax positions in the income tax expense line on our Consolidated Statements of Income. As of December 31, 2024, the Company has a total of $44 million of unrecognized tax benefits, of which $21 million is included in the other liabilities section of the Company’s consolidated balance sheet as a non-current liability and $23 million of uncertain tax positions relates to certain tax attributes generated by the Company which are netted against the underlying deferred tax assets recorded on the balance sheet.
We regularly review our deferred tax assets for recoverability and establish a valuation allowance if it is more likely than not that some portion or all of a deferred tax asset will not be realized. We have recorded $101 million in 2024 and $90 million in 2023 for valuation allowances, $65 million of which offset our California R&D tax credit carryfoward, and $19 million of which relates to our US Foreign Tax Credit Carryforward, as the Company expects to continue to generate excess California R&D & Foreign tax credits into the foreseeable future. The remaining $17 million relates to certain of our operating entities with cumulative 3-year net operating losses whereby the future realization of their net deferred tax assets may not be realized.
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
Goodwill and Acquired Intangible Assets
The Company reviews goodwill for impairment annually and whenever events or changes in circumstances indicate the carrying value of goodwill may not be recoverable. For 2024, the Company performed a quantitative impairment test. In this test, the Company compared the fair value of each reporting unit to its carrying value. The Company typically determines the fair value of its reporting units using a weighting of fair values derived from the income and market approaches. Under the income approach, the Company calculates the fair value of a reporting unit based on the present value of estimated future cash flows. The market approach estimates fair value based on market multiples of revenue and earnings derived from comparable companies with similar operating and investment characteristics as the reporting unit. If the fair value of the reporting unit exceeds the carrying value of the net assets assigned to that unit, goodwill is not impaired. If the carrying value of the net assets assigned to the reporting unit exceeds the fair value of the reporting unit, then the Company records an impairment loss equal to the difference. In the fourth quarter of 2024, the Company performed its annual impairment test of goodwill and determined that no impairment to the carrying value of goodwill was necessary.
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
Pension and Postemployment Benefits
We measure pension and postemployment benefit costs and credits using actuarial valuations. Actuarial assumptions attempt to anticipate future events and are used in calculating the expense and liability relating to these plans. These factors include assumptions we make about interest rates, expected investment return on plan assets, total and involuntary turnover rates, and rates of future compensation increases. In addition, our actuarial consultants also use subjective factors such as withdrawal rates and mortality rates to develop our valuations. We review and update these assumptions on an annual basis at the beginning of each fiscal year. We are required to consider current market conditions, including changes in interest rates, in making these assumptions. The actuarial assumptions that we use may differ materially from actual results due to changing market and economic conditions, higher or lower withdrawal rates, or longer or shorter life spans of participants. These differences may result in a significant impact to the measurement of our pension and postemployment benefit obligations and to the amount of pension and postemployment benefits expense we have recorded or may record. For example, as of December 31, 2024, a one-half percent increase/decrease in the discount rate would change the projected benefit obligation of our pension plans by approximately $6 million, and a one-half percent increase/decrease in our involuntary turnover assumption would change our postemployment benefit obligation by approximately $5 million.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS
A discussion of recently issued accounting pronouncements is described in "Note 1—Description of Business, Basis of Presentation and Significant Accounting Policies" in the Notes to Consolidated Financial Statements in this Annual Report, and we incorporate such discussion by reference.

Item 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
The Company employs a foreign currency hedging strategy to limit potential losses in earnings or cash flows from adverse foreign currency exchange rate movements. Foreign currency exposures arise from transactions denominated in a currency other than the Company’s functional currency and from foreign denominated revenue and profit translated into U.S. dollars. The Company operates in approximately 40 countries and is exposed to various foreign currencies in the Americas region (North America and Latin America), EMEA region (Europe, Middle East, and Africa) and APJ region (Asia Pacific and Japan). Exposures are hedged with foreign currency forward contracts with maturity dates of twelve months or less. The potential loss in fair value at December 31, 2024, for such contracts resulting from a hypothetical 10% adverse change in all foreign currency exchange rates is immaterial. Any loss would be mitigated by corresponding gains on the underlying exposures.
In June 2022, Teradata entered into a four-year interest rate swap to hedge approximately 90% of the floating interest rate of the total $500 million Term Loan and a cross currency swap to hedge a portion of Euro currency exposure of its net investment in certain foreign subsidiaries as more fully described in "Note 12 - Debt" in the Notes to Consolidated Financial Statements in this Annual Report. The Company uses interest rate swaps to manage interest rate risks on future interest payments caused by interest rate changes on its variable rate term loan facility. The notional amount of the hedge will step-down according to the amortization schedule of the term loan. The fair value of these contracts and swaps are measured at the end of each reporting period using observable inputs other than quoted prices, specifically market spot and forward exchange rates. The fair value of interest rate swaps recorded in other assets at December 31, 2024 was $9 million. A hypothetical 50 basis point increase/decrease in interest rates would result in an increase/decrease to the fair value of the hedge of approximately $4 million. The fair value of the net investment Euro currency hedge recorded in other assets at December 31, 2024 was approximately $1 million. A hypothetical 50 basis point increase/decrease in currency exchange rates would result in an increase/decrease to the fair value of the hedge of approximately $1 million.
For additional information regarding the Company’s foreign currency hedging strategy and interest rate swaps, see "Note 9 - Derivative Instruments and Hedging Activities" in the Notes to Consolidated Financial Statements in this Annual Report.

Item 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Teradata Corporation
Opinions on the Financial Statements and Internal Control over Financial Reporting
We have audited the accompanying consolidated balance sheets of Teradata Corporation and its subsidiaries (the “Company”) as of December 31, 2024 and 2023, and the related consolidated statements of income, of comprehensive income, of changes in stockholders’ equity and of cash flows for each of the three years in the period ended December 31, 2024, including the related notes and financial statement schedule listed in the index appearing under Item 15(a)(2) (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2024 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.
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
Revenue Recognition - Evaluation of Nonstandard Terms and Conditions with Customers
As described in Notes 1 and 3 to the consolidated financial statements, the Company has $1,750 million of total revenue for the year ended December 31, 2024, of which a significant portion is generated from revenue with contracts which contain multiple performance obligations. When the Company enters into contracts with multiple performance obligations, management allocates the contract’s transaction price to each performance obligation using the relative standalone selling price of each distinct good or service in the contract. As disclosed by management, revenue recognition for complex contractual arrangements requires judgment, including a review of specific contracts and other factors. Specifically, complex arrangements with nonstandard terms and conditions may require significant contract interpretation to determine the appropriate accounting, including the determination whether promised goods or services are capable of being distinct and distinct within the context of the contract. If these criteria are not met, the promised goods or services are combined with other goods or services and accounted for as a combined performance obligation.
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
February 21, 2025
We have served as the Company’s auditor since 2007.

TERADATA CORPORATION
Consolidated Statements of Income
In millions, except per share amounts

	For the Years Ended December 31
	2024	2023	2022
Revenue
Subscription software licenses	$289	$310	$289
Services and other	1,190	1,182	1,130
Total recurring	1,479	1,492	1,419
Perpetual software licenses, hardware and other	23	45	65
Consulting services	248	296	311
Total revenue	1,750	1,833	1,795
Cost of revenue
Subscription software licenses	17	20	22
Services and other	424	398	375
Total recurring	441	418	397
Perpetual software licenses, hardware and other	23	38	47
Consulting services	228	262	270
Total cost of revenue	692	718	714
Gross profit	1,058	1,115	1,081
Operating expenses
Selling, general and administrative expenses	565	635	650
Research and development expenses	284	294	313
Total operating expenses	849	929	963
Income from operations	209	186	118
Other expense, net
Interest expense	(29)	(30)	(24)
Interest income	11	25	15
Other expense	(27)	(64)	(42)
Total other expense, net	(45)	(69)	(51)
Income before income taxes	164	117	67
Income tax expense	50	55	34
Net income	$114	$62	$33
Net income per weighted average common share
Basic	$1.18	$0.62	$0.32
Diluted	$1.16	$0.61	$0.31
Weighted average common shares outstanding
Basic	96.4	99.8	103.2
Diluted	98.2	102.4	105.8
The accompanying notes are an integral part of the consolidated financial statements.

TERADATA CORPORATION
Consolidated Statements of Comprehensive Income
In millions

	For the Years Ended December 31
	2024	2023	2022
Net income	$114	$62	$33
Other comprehensive income (loss):
Foreign currency translation adjustments	(24)	6	(30)
Unrealized gain (loss) on cross-currency net investment hedge, before tax	8	(7)	(1)
Unrealized gain (loss) on cross-currency net investment hedge, tax portion	(2)	2	—
Total currency translation adjustments	(18)	1	(31)
Derivatives:
Unrealized gain (loss) on derivatives, before tax	1	(5)	25
Unrealized gain (loss) on derivatives, tax portion	—	1	(6)
Unrealized gain (loss) on derivatives, net of tax	1	(4)	19
Defined benefit plans:
Reclassification of loss to net income, before tax	9	7	9
Defined benefit plan adjustment, before tax	(9)	(17)	33
Defined benefit plans, tax portion	(1)	3	(11)
Defined benefit plans, net of tax	(1)	(7)	31
Other comprehensive (loss) income	(18)	(10)	19
Comprehensive income	$96	$52	$52
The accompanying notes are an integral part of the consolidated financial statements.

TERADATA CORPORATION
Consolidated Balance Sheets
In millions, except per share amounts

	At December 31
	2024	2023
Assets
Current assets
Cash and cash equivalents	$420	$486
Accounts receivable, net	234	286
Inventories	18	13
Other current assets	77	84
Total current assets	749	869
Property and equipment, net	185	239
Right of use assets - operating lease, net	8	9
Goodwill	394	398
Capitalized contract costs, net	46	68
Deferred income taxes	226	221
Other assets	96	69
Total assets	$1,704	$1,873
Liabilities and stockholders’ equity
Current liabilities
Current portion of long-term debt	$25	$19
Current portion of finance lease liability	57	66
Current portion of operating lease liability	4	6
Accounts payable	106	100
Payroll and benefits liabilities	111	130
Deferred revenue	512	570
Other current liabilities	115	105
Total current liabilities	930	996
Long-term debt	455	480
Finance lease liability	30	63
Operating lease liability	5	6
Pension and other postemployment plan liabilities	104	102
Long-term deferred revenue	10	22
Deferred tax liabilities	9	8
Other liabilities	28	61
Total liabilities	1,571	1,738
Commitments and contingencies (Note 10)
Stockholders’ equity
Preferred stock: par value $0.01 per share, 100.0 shares authorized, no shares issued and outstanding at December 31, 2024 and 2023, respectively	—	—
Common stock: par value $0.01 per share, 500.0 shares authorized, 95.1 and 97.9 shares issued and outstanding at December 31, 2024 and 2023, respectively	1	1
Paid-in capital	2,192	2,074
Accumulated deficit	(1,913)	(1,811)
Accumulated other comprehensive loss	(147)	(129)
Total stockholders’ equity	133	135
Total liabilities and stockholders’ equity	$1,704	$1,873
The accompanying notes are an integral part of the consolidated financial statements.

TERADATA CORPORATION
Consolidated Statements of Cash Flows
In millions

	For the Years Ended December 31
	2024	2023	2022
Operating activities
Net income	$114	$62	$33
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	100	116	134
Stock-based compensation expense	119	126	126
Deferred income taxes	(11)	(11)	(26)
Loss on Blue Chip Swap	4	13	—
Changes in assets and liabilities:
Receivables	52	78	(28)
Inventories	(5)	(5)	18
Account payables and accrued expenses	(1)	7	35
Deferred revenue	(70)	(5)	18
Other assets and liabilities	1	(6)	109
Net cash provided by operating activities	303	375	419
Investing activities
Expenditures for property and equipment	(24)	(19)	(14)
Additions to capitalized software	(2)	(1)	(2)
Business acquisitions, other investing activities and proceeds on Blue Chip Swap, net of purchases	(6)	(29)	(2)
Net cash used in investing activities	(32)	(49)	(18)
Financing activities
Repurchases of common stock	(215)	(308)	(387)
Proceeds from long-term borrowings	—	—	500
Repayments of long-term borrowings	(19)	—	(413)
Payments of finance leases	(71)	(82)	(86)
Other financing activities, net	(1)	7	5
Net cash used in financing activities	(306)	(383)	(381)
Effect of exchange rate changes on cash and cash equivalents	(30)	(28)	(44)
Decrease in cash, cash equivalents and restricted cash	(65)	(85)	(24)
Cash, cash equivalents and restricted cash at beginning of year	486	571	595
Cash, cash equivalents and restricted cash at end of year	$421	$486	$571
Reconciliation of cash, cash equivalents and restricted cash to the Consolidated Balance Sheets
Cash and cash equivalents	$420	$486	$569
Restricted cash	1	—	2
Total cash, cash equivalents and restricted cash	$421	$486	$571

Supplemental data
Supplemental cash flow disclosure:
Assets acquired by finance lease	$29	$90	$78
Assets acquired by operating lease	$5	$6	$4
Cash paid during the year for:
Income taxes, net	$75	$65	$(18)
Interest	$29	$30	$23
The accompanying notes are an integral part of the consolidated financial statements.

TERADATA CORPORATION
Consolidated Statements of Changes in Stockholders’ Equity
In millions

	Common Stock		Paid-in	Retained Earnings (Accumulated	Accumulated Other Comprehensive
	Shares	Amount	Capital	Deficit)	(Loss) income	Total
December 31, 2021	107	$1	$1,808	$(1,211)	$(138)	$460
Net income	—	—	—	33	—	33
Employee stock compensation, employee stock purchase programs and option exercises, net of tax	3	—	133	—	—	133
Repurchases of common stock, retired	(9)	—	—	(387)	—	(387)
Pension and postemployment benefit plans, net of tax	—	—	—	—	31	31
Unrealized gain on derivatives, net of tax	—	—	—	—	19	19
Currency translation adjustment	—	—	—	—	(31)	(31)
December 31, 2022	101	$1	$1,941	$(1,565)	$(119)	$258
Net income	—	—	—	62	—	62
Employee stock compensation, employee stock purchase programs and option exercises, net of tax	4	—	133	—	—	133
Repurchases of common stock, retired	(7)	—	—	(308)	—	(308)
Pension and postemployment benefit plans, net of tax	—	—	—	—	(7)	(7)
Unrealized loss on derivatives, net of tax	—	—	—	—	(4)	(4)
Currency translation adjustment	—	—	—	—	1	1
December 31, 2023	98	$1	$2,074	$(1,811)	$(129)	$135
Net income	—	—	—	114	—	114
Employee stock compensation, employee stock purchase programs and option exercises, net of tax	3	—	118	—	—	118
Repurchases of common stock, retired	(6)	—	—	(216)	—	(216)
Pension and postemployment benefit plans, net of tax	—	—	—	—	(1)	(1)
Unrealized gain on derivatives, net of tax	—	—	—	—	1	1
Currency translation adjustment	—	—	—	—	(18)	(18)
December 31, 2024	95	$1	$2,192	$(1,913)	$(147)	$133
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
•Perpetual software licenses, hardware and other - Revenue for software is generally recognized when the customer has the ability to use and benefit from its right to use the license. Hardware is typically recognized upon delivery once title and risk of loss have been transferred (when control has passed). Other revenue includes the sale of third-party related products.

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

In millions	2024	2023	2022
Depreciation expense	$94	$110	$127

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
Costs incurred for the development of analytic database software that will be sold, leased or otherwise marketed are expensed as incurred based on the frequency and agile nature of development. The Company uses agile development methodologies to help respond to new technologies and trends and rapidly changing customer needs. Agile development methodologies are characterized by a more dynamic development process with more frequent and iterative revisions to a product release features and functions as the software is being developed. Due to the shorter development cycle and focus on rapid production associated with agile development, the Company did not capitalize any amounts for external-use software development costs in 2024, 2023 and 2022 due to the relatively short duration between the completion of the working model and the point at which a product is ready for general release.
The following table identifies the activity relating to capitalized internal-use software for the following periods:

	Internal-use Software
In millions	2024	2023	2022
Beginning balance at January 1	$5	$8	$10
Capitalized	2	2	3
Amortization	(3)	(5)	(5)
Ending balance at December 31	$4	$5	$8
The aggregate amortization expense (actual and estimated) for internal-use software for the following periods is:

	Actual	For the years ended (estimated)
In millions	2024	2025	2026	2027	2028	2029
Internal-use software amortization expense	$3	$2	$2	$2	$2	$1
Valuation of Long-Lived Assets. Long-lived assets such as property and equipment, acquired intangible assets and internal capitalized software are reviewed for impairment when events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. An impairment is calculated based on the present value of future cash flows and an impairment loss would be recognized when estimated future undiscounted cash flows expected to result from the use of the asset and its eventual disposition are less than the carrying amount. No material impairment was recognized during 2024, 2023 and 2022.
Cloud computing arrangements. Implementation costs incurred in our hosting arrangements that are service contracts are recorded as other long-term assets on the consolidated balance sheets. Implementation costs include activities such as integrating, configuring and customizing the related software. Capitalization of these costs ceases once the project is substantially complete and the software is ready for its intended purpose. Costs incurred for post-configuration training, maintenance and minor modifications or enhancements are expensed as incurred. The capitalized cloud computing implementation costs are amortized on the straight-line basis over the fixed, non-cancellable term of the associated hosting arrangement plus any reasonably certain renewal periods. We apply the same impairment model to these assets as we use to evaluate internally-developed software for impairment.
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
Pension and Postemployment Benefits. The Company accounts for its pension benefit and its non-U.S. postemployment benefit obligations using actuarial models. The measurement of plan obligations was made as of

December 31, 2024. Liabilities are computed using the projected unit credit method. The objective under this method is to expense each participant’s benefits under the plan as they accrue, taking into consideration salary increases and the plan’s benefit allocation formula. Thus, the total pension or postemployment benefit to which each participant is expected to become entitled is broken down into units, each associated with a year of past or future credited service.
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
The components of basic and diluted earnings per share for the years ended December 31 are as follows:

In millions, except earnings per share	2024	2023	2022
Net income attributable to common stockholders	$114	$62	$33
Weighted average outstanding shares of common stock	96.4	99.8	103.2
Dilutive effect of employee stock options, restricted shares and other stock awards	1.8	2.6	2.6
Common stock and common stock equivalents	98.2	102.4	105.8
Earnings per share:
Basic	$1.18	$0.62	$0.32
Diluted	$1.16	$0.61	$0.31
Options to purchase an immaterial number of shares in 2024 and 2023 and 0.3 million shares in 2022 of common stock, were not included in the computation of diluted earnings per share because their exercise prices were greater than the average market price of the common shares and, therefore, the effect would have been anti-dilutive.

Recently Adopted Accounting Pronouncements
Beginning with our 2024 annual reporting, we adopted Accounting Standards Update (ASU) No. 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures (ASU 2023-07) that was issued by the Financial Accounting Standards Board (FASB). This standard requires disclosure of significant segment expenses and other segment items by reportable segment on an annual and interim basis. Upon adoption, the guidance was applied retrospectively to all prior periods presented in the financial statements. For additional information, see Note 14 — Segment, Other Supplemental Information and Concentrations.
Recently Issued Accounting Pronouncements
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
In November 2024, the FASB issued ASU No. 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses (ASU 2024-03). The new guidance requires disaggregated information about certain income statement expense line items on an annual and interim basis. This guidance will be effective for annual periods beginning the year ended December 31, 2027 and for interim periods thereafter. The new standard permits early adoption and can be applied prospectively or retrospectively. We are evaluating the effect that this guidance will have on our Consolidated Financial Statements.

Note 2 Supplemental Financial Information

	At December 31
In millions	2024	2023
Accounts receivable
Trade	$243	$294
Other	5	4
Accounts receivable, gross	248	298
Less: allowance for doubtful accounts	(14)	(12)
Total accounts receivable, net	$234	$286
Inventories
Finished goods	$18	$11
Service parts	—	2
Total inventories	$18	$13
Other current assets
Income tax receivable	$12	$13
Pre-paid expenses and Other	65	71
Total other current assets	$77	$84
Property and equipment
Land	$8	$8
Buildings and improvements	86	84
Finance lease assets	218	267
Machinery and other equipment	438	586
Property and equipment, gross	750	945
Less: accumulated depreciation	(565)	(706)
Total property and equipment, net	$185	$239
Other current liabilities
Income tax payable*	$52	$40
Sales and value-added taxes	17	12
Pension and other postemployment plan liabilities	13	18
Other*	33	35
Total other current liabilities	$115	$105
Deferred revenue
Deferred revenue, current	$512	$570
Long-term deferred revenue	10	22
Total deferred revenue	$522	$592
Other long-term liabilities
Transition tax	$—	$29
Uncertain tax positions	21	19
Other	7	13
Total other long-term liabilities	$28	$61
*Prior year results have been updated to conform to the current year presentation.

	Twelve Months Ended December 31,
In millions	2024	2023	2022
Other expense
Foreign currency losses	$8	$38	$30
Blue chip swap losses	4	13	—
Other	15	13	12
Total Other expense	$27	$64	$42

Argentina Blue Chip Swap Transaction
The Central Bank of Argentina maintains currency controls that limit Teradata's ability to access U.S. dollars in Argentina and remit cash from its Argentine operations. There is a foreign exchange mechanism known as Blue Chip Swaps, which effectively results in a parallel U.S. dollar exchange rate. This parallel rate, which cannot be used as the basis to remeasure Teradata's net monetary assets in U.S. dollars under U.S. GAAP, has been higher than Argentina’s official exchange rate, when the Company completed its swaps, since September 30, 2023. During 2024, we entered into Blue Chip Swap transactions, in order to remit cash from our Argentine operations that resulted in a pre-tax loss on investment of $4 million for the twelve months ended December 31, 2024 and a pre-tax loss on investment of $13 million during the fourth quarter of 2023.

Note 3 Revenue from Contracts with Customers
Disaggregation of Revenue from Contracts with Customers
The following table presents a disaggregation of revenue for the years ended December 31:

In millions	2024	2023	2022
Americas
Recurring	$901	$947	$889
Perpetual software licenses, hardware and other	7	14	23
Consulting services	103	128	126
Total Americas	1,011	1,089	1,038
EMEA
Recurring	388	363	330
Perpetual software licenses, hardware and other	10	20	33
Consulting services	86	92	102
Total EMEA	484	475	465
APJ
Recurring	190	182	200
Perpetual software licenses, hardware and other	6	11	9
Consulting services	59	76	83
Total APJ	255	269	292
Total Revenue	$1,750	$1,833	$1,795
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

In millions	December 31, 2024	December 31, 2023
Accounts receivable, net	$234	$286
Contract assets	$4	$9
Current deferred revenue	$512	$570
Long-term deferred revenue	$10	$22
Revenue recognized during the year ended December 31, 2024 from amounts included in deferred revenue at the beginning of the period was approximately $551 million.

Transaction Price Allocated to Unsatisfied Obligations
The following table includes estimated revenue expected to be recognized in the future related to the Company's unsatisfied (or partially satisfied) obligations at December 31, 2024:

In millions	December 31, 2024	Year 1	Year 2 and Thereafter
Remaining unsatisfied obligations	$2,301	$1,345	$956
The amounts above represent the price of firm orders for which work has not been performed or goods have not been delivered and exclude unexercised contract options outside the stated contractual term that do not represent material rights to the customer. Although the Company believes that the contract value in the above table is firm, approximately $1,237 million of the amount includes customer-only general cancellation for convenience terms that the Company is contractually obligated to perform unless the customer notifies the Company otherwise. The Company expects to recognize revenue of approximately $620 million in the next year from contracts that are non-cancelable. The Company believes the inclusion of this information is important to understanding the obligations that the Company is contractually required to perform and provides useful information regarding remaining obligations related to these executed contracts.
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

In millions	December 31, 2023	Capitalized	Amortization	December 31, 2024
Capitalized contract costs	$68	$13	$(35)	$46
In millions	December 31, 2022	Capitalized	Amortization	December 31, 2023
Capitalized contract costs	$92	$16	$(40)	$68
Note 5 Goodwill and Acquired Intangible Assets
The following table identifies the activity relating to goodwill by our new operating segments:

In millions	Balance December 31, 2023	Segment re-allocation	Currency Translation Adjustments	Balance December 31, 2024
Goodwill
Americas	$257	$(257)	$—	$—
EMEA	90	(90)	—	—
APJ	51	(51)	—	—
Product Sales	—	391	(4)	387
Consulting Services	—	7	—	7
Total goodwill	$398	$—	$(4)	$394

On August 5, 2024, Teradata announced that it realigned its sales function and initiated global restructuring to optimize operations. Due to these organizational changes, Teradata now manages its business under two segments, which are also the Company’s new operating segments: (1) Product Sales and (2) Consulting Services. Teradata’s Product Sales segment represents the results for the Recurring Revenue and Perpetual Software Licenses, Hardware

and Other line items and the Consulting Services segment represents the Consulting Services line item, each as disclosed in the Company’s financial statements and in the tables in this Form 10-K.
In the fourth quarter of 2024, the Company performed its annual impairment test, utilizing the quantitative method, and determined that no impairment to the carrying value of goodwill was necessary as each reporting unit's fair value was above its carrying value. The Company reviewed its two reporting units in its 2024 goodwill impairment assessment, as each of the operating segments were considered separate reporting units for purposes of testing.
Acquired intangible assets were specifically identified when acquired and are deemed to have finite lives. The gross carrying amount and accumulated amortization for Teradata’s acquired intangible assets were as follows:

		December 31, 2024
In millions	Amortization Life (in Years)	Gross Carrying Amount	Accumulated Amortization Amount
Acquired intangible assets
Intellectual property/developed technology	5	$14	$(5)

The aggregate amortization expense (actual and estimated) for acquired intangible assets for the following periods is:

	Actual	For the years ended (estimated)
In millions	2024	2025	2026	2027	2028	2029
Amortization expense	$3	$3	$3	$2	$1	$—

Note 6 Income Taxes
For the years ended December 31, income before income taxes consisted of the following:

In millions	2024	2023	2022
Income before income taxes
United States	$58	$35	$17
Foreign	106	82	50
Total income before income taxes	$164	$117	$67
For the years ended December 31, income tax expense consisted of the following:

In millions	2024	2023	2022
Income tax expense
Current
Federal	$32	$25	$29
State and local	5	5	6
Foreign	24	36	25
Deferred
Federal	(9)	(12)	(21)
State and local	(2)	(2)	(3)
Foreign	—	3	(2)
Total income tax expense	$50	$55	$34
Effective income tax rate	30.5%	47.0%	50.7%
The following table presents the principal components of the difference between the effective tax rate and the United States federal statutory income tax rate for the years ended December 31:

	2024	2023	2022
Income tax expense at the U.S. federal tax rate	21.0%	21.0%	21.0%
Foreign income tax differential	(3.2)%	1.5%	13.0%
U.S. tax on foreign earnings	(0.7)%	(1.7)%	2.8%
State and local income taxes	(1.3)%	(3.2)%	(4.2)%
U.S. permanent book/tax differences	1.8%	3.7%	4.8%
U.S. research and development tax credits	(4.2)%	(6.1)%	(10.4)%
Change in valuation allowance	10.7%	18.6%	18.7%
Argentina hyperinflationary adjustment	—%	13.1%	—%
Tax impact of stock compensation	4.3%	1.7%	3.6%
Tax impact of uncertain tax positions	2.1%	(0.8)%	1.5%
Other, net	—%	(0.8)%	(0.1)%
Effective income tax rate	30.5%	47.0%	50.7%
The 2024 effective tax rate included a net $3 million of discrete tax expense, a majority of which related to additional tax expense from stock-based compensation vesting.

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

Deferred income tax assets and liabilities included in the balance sheets at December 31 were as follows:

In millions	2024	2023
Deferred income tax assets
Employee pensions and other liabilities	$41	$59
Other balance sheet reserves and allowances	29	15
Operating lease liabilities	2	3
Tax loss and credit carryforwards	115	109
Deferred revenue	3	4
Intangibles and capitalized software	184	178
Total deferred income tax assets	374	368
Valuation allowance	(101)	(90)
Net deferred income tax assets	273	278
Deferred income tax liabilities
Right of use assets - operating lease	2	2
Property and equipment	24	32
Other	31	31
Total deferred income tax liabilities	57	65
Total net deferred income tax assets	$216	$213
As of December 31, 2024, Teradata had NOL and tax credit carryforwards totaling $115 million (tax effected and before any valuation allowance offset and application of recognition criteria for uncertain tax positions). Of the total tax carryforwards, $8 million are NOLs in the United States and certain foreign jurisdictions, a small portion of which will begin to expire in 2025, which have a $7 million valuation allowance offset; $19 million are United States foreign tax credit carryforwards which expire in 2029, which have a $19 million valuation allowance offset; and $88 million are California R&D tax credits that have an indefinite carryforward period, which have a $65 million valuation allowance offset and $23 million of FIN 48 reserve recorded.
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
As of December 31, 2024, the Company’s uncertain tax positions totaled approximately $44 million, of which $21 million is reflected in the other liabilities section of the Company’s balance sheet as a non-current liability and $23 million of uncertain tax positions relates to certain tax attributes generated by the Company, which are netted against the underlying deferred tax assets recorded on the balance sheet. The entire balance of $44 million in uncertain tax positions would cause a decrease in the effective income tax rate upon recognition. Teradata has recorded $3 million of interest accruals related to its uncertain tax liabilities as of December 31, 2024.

Below is a roll-forward of the Company’s liability related to uncertain tax positions at December 31:

In millions	2024	2023
Balance at January 1	$40	$41
Gross increases for prior period tax positions	1	1
Gross increases for current period tax positions	3	3
Decreases due to the lapse of applicable statute of limitations	—	(5)
Balance at December 31	$44	$40
The Company and its subsidiaries file income tax returns in the United States and various state jurisdictions, as well as numerous foreign jurisdictions. As of December 31, 2024, the Company has ongoing tax audits related to its 2020 and 2015 U.S. Federal income tax return, as well as in a limited number of state and foreign jurisdictions. However, no material adjustments have been proposed or made in any of these examinations to date, which would result in any incremental income tax expense in future periods to the Company. The Company's tax returns for years 2021-2024 are still open for assessment by tax authorities in its major jurisdictions.
Note 7 Employee Stock-based Compensation Plans
The Company recorded stock-based compensation expense for the years ended December 31 as follows:

In millions	2024	2023	2022
Restricted share units	115	122	122
Employee stock purchase program	4	4	4
Total stock-based compensation before income taxes	119	126	126
Tax benefit	(17)	(23)	(23)
Total stock-based compensation, net of tax	$102	$103	$103
The Teradata Corporation 2012 Stock Incentive Plan (the "2012 SIP"), as amended, and the Teradata 2023 Stock Incentive Plan (the "2023 SIP"), as amended, provide for the grant of several different forms of stock-based compensation. The 2023 SIP was adopted and approved by stockholders in May 2023 and no further awards may be made under the 2012 SIP after that time. Awards granted under the 2012 Plan prior to stockholder approval of the 2023 Plan will remain outstanding in accordance with their terms. A total of 7.2 million shares were authorized to be issued under the 2023 SIP. In May 2020, the Teradata Board of Directors adopted the Teradata New Employee Stock Inducement Plan (the "NESIP"), effective June 1, 2020. Pursuant to the NESIP, the Company may grant equity incentive compensation as a material inducement for certain individuals to commence employment with Teradata within the meaning of Rule 303A.08 of the NYSE Listed Company Manual. A total of 2.2 million shares are reserved for grant under the NESIP, the Teradata Incentive Stock Purchase Plan, and new CEO award, subject to adjustment as provided in the NESIP. The NESIP terminated on June 1, 2023.
New shares of the Company’s common stock are issued as a result of the vesting of restricted share units, upon stock option exercises, and at the time of grant for restricted shares, for awards under all plans.
As of December 31, 2024, the Company’s primary types of stock-based compensation were restricted share units and the employee stock purchase program (the "ESPP").
Stock Options
No stock options were granted in 2024, 2023, or 2022.
Restricted Shares and Restricted Share Units
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
We did not issue restricted shares in 2024, 2023, or 2022. The following table reports restricted share unit activity during the year ended December 31, 2024:

Shares in thousands	Number of Shares	Weighted- Average Grant Date Fair Value per Share
Unvested shares at January 1, 2024	6,820	$42.84
Granted	3,457	$36.33
Vested	(2,915)	$42.67
Forfeited/canceled	(705)	$41.15
Unvested shares at December 31, 2024	6,657	$40.05
The following table summarizes the weighted-average fair value of restricted share units granted for Teradata equity awards and the total fair value of shares vested.

	2024	2023	2022
Weighted-average fair value of restricted share units granted	$36.33	$39.98	$47.44
Total fair value of shares vested (in millions)	$124	$116	$106
As of December 31, 2024, there was $141 million of unrecognized compensation cost related to unvested restricted share unit grants. The unrecognized compensation cost is expected to be recognized over a remaining weighted-average period of 0.9 years.
The following table represents the composition of Teradata restricted share unit grants in 2024:

Shares in thousands	Number of Shares	Weighted- Average Grant Date Fair Value
Service-based restricted share units	2,758	$37.22
Performance-based restricted share units	699	$32.85
Total restricted share unit grants	3,457	$36.33
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

Employees may authorize payroll deductions of up to 10% of eligible compensation for common stock purchases. A total of 9.3 million shares were authorized to be issued under the ESPP, with approximately 2.2 million shares remaining under that authorization at December 31, 2024. The shares of Teradata common stock purchased by a participant on an exercise date (the last day of each month), for all purposes, are deemed to have been issued and sold at the close of business on such exercise date. Prior to that time, none of the rights or privileges of a stockholder exists with respect to such shares.
Employee purchases and aggregate cost were as follows at December 31:

In millions	2024	2023	2022
Employee stock purchases	0.4	0.4	0.4
Aggregate cost	$12	$13	$12
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
Pension and postemployment benefit costs for the years ended December 31 were as follows:

	2024		2023		2022
In millions	Pension	Postemployment	Pension	Postemployment	Pension	Postemployment
Service cost	$4	$11	$4	$12	$6	$13
Interest cost	3	2	3	2	2	1
Expected return on plan assets	(2)	—	(2)	—	(2)	—
Settlement charge	1	—	—	—	—	—
Amortization of actuarial loss	—	8	—	6	1	8
Amortization of prior service cost	—	1	—	1	—	—
Total costs	$6	$22	$5	$21	$7	$22

The underfunded amount of pension and postemployment obligations is recorded as a liability in the Company’s consolidated balance sheet. The following tables present the changes in benefit obligations, plan assets, funded status and the reconciliation of the funded status to amounts recognized in the consolidated balance sheets and in accumulated other comprehensive income at December 31:

	Pension		Postemployment
In millions	2024	2023	2024	2023
Change in benefit obligation
Benefit obligation at January 1	$116	$105	$56	$58
Service cost	4	4	11	12
Interest cost	3	3	2	2
Plan participant contributions	1	1	—	—
Actuarial loss	—	5	11	13
Benefits paid	(2)	(3)	(24)	(29)
Settlement	(9)	(2)	—	—
Plan Amendment	(6)	—	—	—
Currency translation adjustments	(7)	3	—	—
Benefit obligation at December 31	$100	$116	$56	$56
Change in plan assets
Fair value of plan assets at January 1	$60	$56	$—	$—
Actual return on plan assets	4	3	—	—
Company contributions	5	5	—	—
Benefits paid	(2)	(4)	—	—
Currency translation adjustments	(4)	1	—	—
Plan participant contribution	1	1	—	—
Settlements	(9)	(2)	—	—
Other	(6)	—	—	—
Fair value of plan assets at December 31	49	60	—	—
Funded status (underfunded)	$(51)	$(56)	$(56)	$(56)
Amounts Recognized in the Consolidated Balance Sheet
Non-current assets	$10	$8	$—	$—
Current liabilities	(2)	(2)	(11)	(16)
Non-current liabilities	(59)	(62)	(45)	(40)
Net amounts recognized	$(51)	$(56)	$(56)	$(56)
Amounts Recognized in Accumulated Other Comprehensive Income (Loss)
Unrecognized Net actuarial (gain) loss	$(6)	$(4)	$62	$57
Unrecognized Prior service cost	—	—	3	4
Total	$(6)	$(4)	$65	$61
The following table presents the accumulated pension benefit obligation at December 31:

In millions	2024	2023
Accumulated pension benefit obligation	$93	$108
The following table presents pension plans with accumulated benefit obligations in excess of plan assets at December 31:

In millions	2024	2023
Projected benefit obligation	$84	$92
Accumulated benefit obligation	$79	$87
Fair value of plan assets	$24	$28

The following table presents the pre-tax net changes in projected benefit obligations recognized in other comprehensive income:

	Pension		Postemployment
In millions	2024	2023	2024	2023
Actuarial (gain) loss arising during the year	$(2)	$4	$12	$13
Amortization of loss included in net periodic benefit cost	—	—	(9)	(7)
Recognition of loss due to settlement	(1)	—	—	—
Total recognized in other comprehensive (income) loss	$(3)	$4	$3	$6
The weighted-average rates and assumptions used to determine benefit obligations at December 31, and net periodic benefit cost for the years ended December 31, were as follows:

	Pension Benefit Obligations		Pension Benefit Cost
	2024	2023	2024	2023	2022
Discount rate	3.2%	3.0%	3.2%	3.1%	1.3%
Rate of compensation increase	3.4%	3.2%	3.2%	3.1%	3.0%
Expected return on plan assets	N/A	N/A	4.0%	3.9%	3.1%
Interest crediting rate assumption	1.6%	1.6%	1.6%	1.5%	0.9%
	Postemployment Benefit Obligations		Postemployment Benefit Cost
	2024	2023	2024	2023	2022
Discount rate	4.6%	4.6%	4.6%	3.8%	2.0%
Rate of compensation increase	4.3%	3.0%	3.0%	3.0%	3.0%
Involuntary turnover rate	5.0%	4.5%	4.5%	4.0%	4.0%
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

Plan Assets. The weighted-average asset allocations at December 31, by asset category are as follows:

	Actual Asset Allocation as of December 31		Target Asset
	2024	2023	Allocation
Equity securities	33%	33%	34%
Debt securities	56%	47%	55%
Insurance (annuity) contracts	8%	13%	4%
Real estate	3%	6%	4%
Other	—%	1%	3%
Total	100%	100%	100%
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
The following is a description of the valuation methodologies used for pension assets as of December 31, 2024.
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

The following table sets forth by level, within the fair value hierarchy, the pension plan assets at fair value as of December 31, 2024:

		Fair Value Measurements at Reporting Date Using
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
In millions	December 31, 2024	(Level 1)	(Level 2)	(Level 3)
Equity funds	$17	$—	$17	$—
Bond/fixed-income funds	26	—	26	—
Real estate indirect investments	3	—	3	—
Insurance contracts	2	—	—	2
Total assets at fair value	$48	$—	$46	$2
The table below sets forth a summary of changes in the fair value of the pension plan level 3 assets for the year ended December 31, 2024:

In millions	Insurance Contracts
Balance as of January 1, 2024	$8
Purchases, sales and settlements, net	(6)
Balance as of December 31, 2024	$2
The following table sets forth by level, within the fair value hierarchy, the pension plan assets at fair value as of December 31, 2023:

		Fair Value Measurements at Reporting Date Using
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
In millions	December 31, 2023	(Level 1)	(Level 2)	(Level 3)
Money market funds	$1	$—	$1	$—
Equity funds	20	—	20	—
Bond/fixed-income funds	28	—	28	—
Real estate indirect investments	3	—	3	—
Insurance contracts	8	—	—	8
Total assets at fair value	$60	$—	$52	$8
The table below sets forth a summary of changes in the fair value of the pension plan level 3 assets for the year ended December 31, 2023:

In millions	Insurance Contracts
Balance as of January 1, 2023	$7
Purchases, sales and settlements, net	1
Balance as of December 31, 2023	$8
Cash Flows Related to Employee Benefit Plans
Cash Contributions. In 2025, the Company expects to contribute approximately $2 million to the international pension plans.

Estimated Future Benefit Payments. The Company expects to make the following benefit payments, estimated based on the assumptions used to measure the Company's benefit obligation at the end of the year, reflecting past and future service from its pension and postemployment plans:

	Pension	Postemployment
In millions	Benefits	Benefits
Year
2025	$5	$11
2026	$5	$11
2027	$6	$11
2028	$7	$11
2029	$6	$11
2030 - 2034	$40	$54
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

In millions	2024	2023	2022
U.S. savings plan	$15	$16	$16
International subsidiary savings plans	$10	$10	$12
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
In June 2022, Teradata refinanced its long-term debt and its associated interest rate swap ("Prior Interest Rate Swap"), which were due to mature in June 2023, and executed a five-year Secured Overnight Financing Rate

("SOFR") interest rate swap, to fix the interest rate on approximately 90% of the principal balance of the $500 million term loan, with an initial notional amount of $450 million, as more fully described in Note 12. The Company uses interest rate swaps to manage interest rate risks on future interest payments caused by interest rate changes on its variable rate term loan. The notional amount of the hedge steps down according to the amortization schedule of the term loan. The notional amount of the hedge was $439 million as of December 31, 2024.
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
The following table identifies the contract notional amount of the Company’s hedging instruments at December 31:

In millions	2024	2023
Contract notional amount of foreign exchange forward contracts	$70	$178
Net contract notional amount of foreign exchange forward contracts	$21	$1
Contract notional amount of foreign currency exchange (net investment hedge)	$150	$150
Contract notional amount of interest rate swap	$439	$450
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
On June 19, 2018, the Company and certain of its subsidiaries filed a lawsuit (the "TD-SAP 1" suit) in the U.S. District Court for the Northern District of California against SAP SE, SAP America, Inc., and SAP Labs, LLC (collectively, "SAP"). In the TD-SAP 1 lawsuit, the Company alleged, among other things, that SAP misappropriated certain of the Company’s trade secrets within the Company’s enterprise data analytics and warehousing products and used such trade secrets to help develop, improve, introduce, and sell one or more competing products. The Company further alleged that SAP employed anticompetitive practices using its substantial market position in the enterprise resource planning applications market to pressure the Company’s customers and prospective customers to use one or more of SAP's competing products and reduce or eliminate customers' and prospective customers' use of the Company's offerings. The Company sought an injunction barring SAP’s alleged conduct, monetary damages, and other available legal and equitable relief. In July 2019, SAP filed patent infringement counterclaims against the Company based on five of SAP’s U.S. patents. On August 31, 2020, the Company filed a second lawsuit against SAP (the "TD-SAP 2" suit) in the U.S. District Court for the Northern District of California, in which the Company alleged infringement by SAP of four of the Company's U.S. patents. On February 16, 2021, SAP filed additional patent infringement counterclaims against the Company in response. On the same day, SAP also filed a lawsuit in Germany (the "TD-SAP 3" suit) for infringement of a single German patent. In November 2021, the district court dismissed the Company’s antitrust claims and most of its trade secret claims in the TD-SAP 1 suit. In December 2021, the Company appealed that decision to the U.S. Court of Appeals for the Federal Circuit in Washington, D.C. That Court ruled the appeal should be decided by the Ninth Circuit Court of Appeals and transferred the appeal to the Ninth Circuit, where a three-judge panel heard oral arguments on February 12, 2024. Soon after, the Company and SAP entered into a partial settlement agreement that resulted in full dismissal of all claims and counterclaims in the TD-SAP 2 suit in California and the TD-SAP 3 suit in Germany, as well as a stay of all claims and counterclaims remaining in the TD-SAP 1 suit pending resolution of the Company’s appeal. On December 19, 2024, the Ninth Circuit panel ruled in the Company’s favor, overturning the district court’s summary judgment decision with respect both to the antitrust claims and the trade secret claims, and remanding to the district court for further proceedings. On January 23, 2025, SAP petitioned the Ninth Circuit for rehearing en banc. Currently, it is not possible to determine the likelihood of a loss or a reasonably estimated range of loss, if any, pertaining to any of SAP’s remaining patent counterclaims in the TD-SAP 1 lawsuit.

On June 14, 2024, a putative securities class action lawsuit was filed against the Company and certain of its officers in the United States District Court for the Southern District of California (the “Court”), captioned Ostrander v. Teradata Corporation, No. 24-cv-01034 (S.D. Cal.). The complaint asserts claims for alleged violations of federal securities laws related to statements concerning the Company’s business and 2023 financial outlook for Total ARR and Public Cloud ARR. The plaintiff seeks to represent a class of certain persons who purchased or otherwise acquired the Company’s stock during the period from February 13, 2023 to February 12, 2024 and seeks unspecified damages and other relief. On December 6, 2024, the lead plaintiff in the case filed an amended complaint, after which the Company filed a motion to dismiss on February 4, 2025. Briefing on the motion is expected to conclude later in 2025. The Company disputes the allegations in the amended complaint and intends to defend the case vigorously. The case is at an early stage, and the Company cannot reasonably estimate the amount of any potential financial loss or cost that could result from this lawsuit.
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
Concentrations of Risk. The Company is potentially subject to concentrations of credit risk on accounts receivable and financial instruments such as hedging instruments, and cash and cash equivalents. Credit risk includes the risk of nonperformance by counterparties. The maximum potential loss may exceed the amount recognized on the balance sheet. Exposure to credit risk is managed through credit approvals, credit limits, selecting major international financial institutions (as counterparties to hedging transactions) and monitoring procedures. Teradata’s business often involves large transactions with customers, and if one or more of those customers were to default in its obligations under applicable contractual arrangements, the Company could be exposed to potentially significant losses. However, management believes that the reserves for potential losses were adequate at December 31, 2024 and December 31, 2023.
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
When deemed appropriate, the Company minimizes its exposure to changes in foreign currency exchange rates using derivative financial instruments, specifically, foreign exchange forward contracts. Additionally, in June 2022, Teradata executed a five-year interest rate swap with a $450 million initial notional amount to hedge the floating interest rate on its term-loan and a four-year cross-currency swap with initial notional amounts of €143 million/$150 million, as a net investment hedge to hedge the Euro currency exposure of our net investment in certain foreign subsidiaries. The fair value of these contracts and swaps are measured at the end of each interim reporting period using observable inputs other than quoted prices, specifically market spot and forward exchange rates. As such, these derivative instruments are classified within Level 2 of the valuation hierarchy. Fair value of unrealized gains for open contracts are recorded in other assets and the fair value of unrealized losses are recorded in other liabilities in the Company's balance sheet. The fair value of foreign exchange forward contracts recorded in other assets and other liabilities at December 31, 2024 and 2023 were not material. Realized gains and losses from the Company’s fair value hedges net of corresponding gains or losses on the underlying exposures were immaterial for years ended December 31, 2024, 2023 and 2022.
The Company’s assets and liabilities measured at fair value on a recurring basis and subject to fair value disclosure requirements at December 31, 2024 and December 31, 2023 were as follows:

		Fair Value Measurements at Reporting Date Using
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
In millions	Total	(Level 1)	(Level 2)	(Level 3)
Assets
Money Market Funds at December 31, 2024	$151	$151	$—	$—
Money Market Funds at December 31, 2023*	$154	$154	$—	$—

Foreign Currency Swap at December 31, 2024	$1	$—	$1	$—

Interest Rate Swap at December 31, 2024	$9	$—	$9	$—
Interest Rate Swap at December 31, 2023	$8	$—	$8	$—

Liabilities
Foreign Currency Swap at December 31, 2023	$8	$—	$8	$—

*Prior year results have been updated to conform to the current year presentation.

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
All outstanding borrowings pursuant to the Revolving Facility are due and payable on June 28, 2027, however, the maturity date of the Revolving Facility may be extended by agreement of the parties for up to two additional one-year periods. The Term Loan is payable in quarterly installments, which commence on June 30, 2024, with 1.25% of the initial principal amount due on each of the first twelve payment dates, with all remaining principal due on June 28, 2027. Under the terms of the Credit Facility, Teradata from time to time and subject to certain conditions may increase the lending commitments under the Credit Facility in an aggregate principal amount up to an additional $450 million, to the extent that existing or new lenders agree to provide such additional commitments. The outstanding principal amount of the Credit Facility bears interest at a floating rate based upon, at Teradata’s option, a negotiated base rate or an adjusted term SOFR rate, plus in each case, a margin based on the Company's leverage ratio. As disclosed in Note 9, in June 2022, Teradata entered into an interest rate swap, where the notional amount of the hedge steps down according to the amortization schedule of the related term loan, to hedge approximately 90% (or $450 million at inception) of the floating interest rate of the total $500 million Term Loan and a cross currency swap to hedge a portion of Euro currency exposure of its net investment in certain foreign subsidiaries.
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
As of December 31, 2024 and 2023, the Company had no borrowings outstanding under the Credit Facility, leaving $400 million in additional borrowing capacity available under the Credit Facility. The Company was in compliance with all covenants as of December 31, 2024 and 2023.
The term loan principal outstanding was $481 million at December 31, 2024 and $500 million at December 31, 2023. As disclosed in Note 9, Teradata entered into an interest rate swap to hedge the floating interest rate of the term loan. As a result of the swap, Teradata’s fixed rate on approximately 90% of the term loan equals 3.25% excluding the applicable leverage-based margin as defined in the term loan agreement. As of December 31, 2024 and 2023, the all-in fixed rates are 4.24% and 4.44%, respectively. Deferred issuance costs are amortized over the five-year term of the Term Loan to interest expense. As of December 31, 2024 the remaining unamortized deferred issuance costs are approximately $1 million.
Annual contractual maturities of outstanding principal on the Term Loan at December 31, 2024, are as follows:

In millions	Principal payments
2025	25
2026	25
2027	431
Total	$481
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
Note 13 Leases
Lessee
The Company leases property and equipment under finance and operating leases. The Company's operating leases primarily consist of automobiles in certain countries and real estate, including office, storage and parking spaces. The duration of these leases range from 2 to 8 years. The Company's finance leases primarily consist of equipment financed for the purpose of delivering services to our customers. For leases with terms greater than 12 months, the Company recorded the related asset and obligation at the present value of lease payments over the term. Many of our leases include variable rental escalation clauses which are recognized when incurred. Some of our leases also include renewal options and/or termination options that are factored into the determination of lease payments and lease terms when it is reasonably certain that the Company will exercise these options. Lease agreements do not contain any material residual value guarantees or material restrictive covenants. Leases with an initial term of 12 months or less are not recorded on the balance sheet. The Company recognizes lease expense for these leases on a straight-line basis over the lease term. For real estate leases beginning in 2019 and later, we account for lease components (e.g., fixed payments including rent, real estate taxes and insurance costs) separately from the non-lease components (e.g., common-area maintenance costs). For automobile leases we account for lease and non-lease components together.
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
The table below presents the lease-related assets and liabilities recorded on the balance sheet at December 31:

In millions, except weighted average calculations	Classification on the Balance Sheet	2024	2023
Assets
Operating lease assets	Right of use assets - operating lease, net	$8	$9
Finance lease assets	Property and equipment, net	109	156
Total lease assets		$117	$165

Liabilities
Current
Operating	Current portion of operating lease liability	$4	$6
Finance	Current portion of finance lease liability	57	66
Non current
Operating	Operating lease liability	5	6
Finance	Finance lease liability	30	63
Total lease liabilities		$96	$141

Weighted-average remaining lease term
Operating leases		3.49 years	2.16 years
Finance leases		1.65 years	2.06 years
Weighted-average discount rate
Operating leases(1)		5.40%	5.00%
Finance leases		6.83%	6.28%

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
Lessee Costs
The table below presents certain information related to the lease costs for finance and operating leases recognized in the Company's consolidated statements of income for the years ended December 31:

In millions	2024	2023	2022
Finance lease cost
Depreciation of leased assets	$61	$68	$69
Interest of lease liabilities	7	7	5
Operating lease cost	5	7	12
Sub-lease income from real estate properties owned and leased	(5)	(5)	(5)
Total lease cost	$68	$77	$81
Other Information
The table below presents supplemental cash flow information related to cash paid for amounts included in the measurement of lease liabilities for the year ended December 31:

In millions	2024	2023
Operating cash flows for operating leases	$7	$9
Operating cash flows for finance leases	$7	$7
Financing cash flows for finance leases	$71	$82
Undiscounted Cash Flows
The table below reconciles the undiscounted cash flows for each of the first five years and total of the remaining years to the finance lease liabilities and operating lease liabilities recorded on the balance sheet at December 31, 2024:

In millions	Operating Leases	Finance Leases
2025	$7	$61
2026	3	27
2027	1	5
2028	1	—
2029	2	—
Thereafter	—	—
Total minimum lease payments	14	93
Less: amount of lease payments representing interest	(5)	(6)
Present value of future minimum lease payments	9	87
Less: current obligations under leases	(4)	(57)
Long-term lease obligations	$5	$30

The table below provides the undiscounted cash flows for the Company's finance lease liabilities and operating lease obligations as of December 31, 2023:

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
The following table includes rental revenue for the years ended December 31:

In millions	2024	2023	2022
Rental revenue*	$213	$216	$191
*Rental revenue includes hardware maintenance.
The following table includes estimated rental revenue expected to be recognized in the future based on executed contracts at December 31, 2024:

In millions	Rental Revenue
2025	$173
2026	96
2027-28	48
Total	$317
Note 14 Segment, Other Supplemental Information and Concentrations
Teradata now manages its business under two segments, which are also the Company’s new operating segments: (1) Product Sales and (2) Consulting Services. Teradata’s Product Sales segment represents the results for the Recurring Revenue and Perpetual Software Licenses, Hardware and Other line items and the Consulting Services segment represents the Consulting Services. The prior year results have been updated to conform to the current year presentation. Prior to August 5, 2024, Teradata managed its business under three geographic regions, which were also the Company’s operating segments: (1) Americas region (North America and Latin America); (2) EMEA region (Europe, Middle East and Africa) and (3) APJ region (Asia Pacific and Japan). For purposes of discussing results by segment, management excludes the impact of certain items, consistent with the manner by which management evaluates the performance of each segment. This format is useful to investors because it allows analysis and comparability of operating trends. It also includes the same information that is used by Teradata management to make decisions regarding the segments and to assess financial performance. The chief operating decision maker ("CODM"), who is our President and Chief Executive Officer, evaluates the performance of each segment by comparing segment revenue and segment gross profit results to historical and previously forecasted financial information on a monthly and quarterly basis to allocate operating and capital resources. Our CODM monitors assets for the consolidated Company but does not use assets by segment when assessing performance or making operating segment resource allocations.
The following table presents segment revenue, segment cost of revenue and segment gross profit for the Company for the years ended December 31:

In millions	2024	2023	2022
Segment revenue
Product Sales	$1,502	$1,537	$1,484
Consulting Services	248	296	311
Total revenue	1,750	1,833	1,795
Segment cost of revenue
Product Sales (1)	453	446	428
Consulting Services (2)	217	254	262
Total segment cost of revenue	670	700	690
Segment gross profit
Product Sales	1,049	1,091	1,056
Consulting Services	31	42	49
Total segment gross profit	1,080	1,133	1,105
Stock-based compensation expense	17	17	16
Acquisition, integration and reorganization-related costs	5	1	8
Total gross profit	1,058	1,115	1,081
Selling, general and administrative expenses	565	635	650
Research and development expenses	284	294	313
Total income from operations	$209	$186	$118
(1) Cost of Product Sales includes product costs of $223 million in 2024, $193 million in 2023, and $148 million in 2022 for Public Cloud fees and direct product and third-party software costs associated with the Company's perpetual product sales. Depreciation expense included in Cost of Product Sales was $79 million in 2024, $88 million in 2023, and $100 million in 2022. The remaining cost of Product Sales includes payroll and benefits costs, and corporate allocations including back-office information technology, real estate, and other support services.
(2) Cost of Consulting Services includes payroll and benefit costs of $137 million in 2024, $149 million in 2023, and $154 million in 2022. The remaining cost of Consulting Services includes corporate allocations, including back-office information technology, real estate, and other support services.
Certain items, including stock-based compensation and reorganization-related costs, were excluded from segment gross profit to conform to the way the Company manages and reviews the results by segment.
The following table presents revenues by geographic area for the years ended December 31:

In millions	2024	2023	2022
United States	$894	$973	$914
International	856	860	881
Total revenue	$1,750	$1,833	$1,795

The following table presents property and equipment, net by geographic area at December 31:

In millions	2024	2023
United States	$122	$170
International	63	69
Property and equipment, net	$185	$239
Concentrations. No single customer accounts for more than 10% of the Company's revenue for any period presented. No country outside the United States accounts for more than 10% of the Company's revenue or property and equipment, net, for any period presented. As of December 31, 2024, the Company is not aware of any significant concentration of business transacted with a particular customer that could, if suddenly eliminated, have a material adverse effect on the Company’s operations. The Company's hardware components are assembled primarily by Flex. In addition, the Company utilizes preferred supplier relationships to better ensure more consistent quality, cost, and delivery. There can be no assurances that a disruption in production at Flex or at a supplier would not have a material adverse effect on the Company's operations. In addition, a significant change in the forecasts to any of these preferred suppliers could result in purchase obligations or components that may be in excess of demand.
Note 15 Accumulated Other Comprehensive (Loss) Income
The following table provides information on changes in accumulated other comprehensive (loss) income, net of tax ("AOCI"), for the years ended December 31:

In millions	Derivatives	Defined benefit plans	Foreign currency translation adjustments	Total AOCI
Balance as of December 31, 2021	$(10)	$(62)	$(66)	$(138)
Other comprehensive income (loss) before reclassifications	19	25	(31)	13
Amounts reclassified from AOCI	—	6	—	6
Net other comprehensive income (loss)	19	31	(31)	19
Balance as of December 31, 2022	$9	$(31)	$(97)	$(119)
Other comprehensive (loss) income before reclassifications	(4)	(12)	1	(15)
Amounts reclassified from AOCI	—	5	—	5
Net other comprehensive (loss) income	(4)	(7)	1	(10)
Balance as of December 31, 2023	$5	$(38)	$(96)	$(129)
Other comprehensive income (loss) before reclassifications	1	(8)	(18)	(25)
Amounts reclassified from AOCI	—	7	—	7
Net other comprehensive income (loss)	1	(1)	(18)	(18)
Balance as of December 31, 2024	$6	$(39)	$(114)	$(147)
The following table presents the impact and respective location of AOCI reclassifications in the Consolidated Statements of Income for the years ended December 31:

In millions
AOCI Component	Location	2024	2023	2022
Other expense	Other expense	$(9)	$(7)	$(9)
Tax portion	Income tax benefit	2	2	3
Total reclassifications	Net (loss) income	$(7)	$(5)	$(6)
Further information on the Company’s defined benefit plans is included in Note 8.

Note 16 Reorganization and Business Transformation
On August 5, 2024, the Company announced that it realigned its sales function and initiated global restructuring and cost actions to optimize operations, reduce non-revenue generating expenses, and drive efficiencies for long-term growth and profitability (the "Restructuring"). The majority of the actions related to the Restructuring are expected to be completed by mid 2025, with remaining actions to be completed by the end of 2025.
The Company expects that the majority of the costs relating to the Restructuring will include one-time employee separation benefits, transition support, and other employee-related costs. The Company expects that it will incur total charges related to the Restructuring in the range of approximately $20 to $25 million. Cash expenditures related to these actions are estimated at approximately $45 to $50 million.
The Company recognized costs of $14 million ($9 million cash and $5 million non-cash) in 2024 for employee severance and other employee-related costs associated with the Restructuring. In 2024, $3 million of these costs were recorded in costs of revenue, $7 million were recorded in selling, general and administrative expenses and $4 million were recorded in research and development expenses. There was no impact to the segment gross profit.
Cash paid related to the plan listed above was $14 million in 2024. Not included in the table below are approximately $5 million in 2024 of cash payments for international employees which did not have a material impact on the Consolidated Statements of Income (Loss) as the Company accounts for its International postemployment benefits under Accounting Standards Codification 712, Compensation - Nonretirement Postemployment Benefits ("ASC 712"), which uses actuarial estimates to accrue for severance benefits over the course of employees' service period.
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

The 2024 activity and the reserves related to the Restructuring are as follows:

In millions	Balance at December 31, 2023	Expense accruals	Cash payments	Balance at December 31, 2024
Employee severance and other employee-related costs	$—	$14	$(9)	$5

Item 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.

Item 9A.	CONTROLS AND PROCEDURES
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

Based on their evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective to provide reasonable assurance as of December 31, 2024.

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
Management assessed the effectiveness of Teradata’s internal control over financial reporting as of the end of the period covered by this report. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") in Internal Control – Integrated Framework (2013). Based on its assessment and those criteria, management concluded that Teradata’s internal control over financial reporting was effective as of December 31, 2024.
Teradata’s independent registered public accounting firm has issued their report on the effectiveness of Teradata’s internal control over financial reporting as of December 31, 2024, which appears in this Annual Report.
Changes in Internal Control over Financial Reporting
We are in the process of implementing a new global cloud enterprise resource planning ("ERP") system which has occurred in phases throughout 2024. The ERP system is designed to improve and modernize the efficiency of certain financial and related transaction processes, accurately maintain Teradata’s financial records, enhance operational functionality, and provide timely information to our management team related to the operation of the business. We expect that the new ERP system will enhance and modernize our overall system of internal controls over financial reporting through further automation and integration of business processes, although it is not being implemented in response to any identified deficiency in Teradata’s internal controls over financial reporting. As such, the implementation of our ERP system will likely affect the processes that constitute our internal control over financial reporting and will require testing for controls effectiveness as the implementation progresses. Based on the implementation status as of the filing of this Annual Report on Form 10-K, we have concluded that the implementation of the ERP system thus far has not materially affected our internal control over financial reporting. However, as the ERP system implementation is concluded, we will evaluate whether any process and/or controls changes in connection with the new ERP system necessitate changes in the design of and testing for effectiveness of internal controls over financial reporting.
Other than the ongoing ERP implementation, there have been no changes in our internal control over financial reporting that occurred during the last fiscal quarter ended December 31, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	OTHER INFORMATION
During the three months ended December 31, 2024, other than the director and officers shown in the table below, no other director or officer of the Company adopted or terminated a "Rule 10b5-1 trading arrangement" or "non-Rule 10b5-1 trading arrangement," as each term is defined in Item 408(a) of Regulation S-K.

Name (Title)	Action	Date	Trading Arrangement		Total Shares to be Sold	Expiration Date
			Rule 10b5-1*	Non-Rule 10b5-1**
Stephen McMillan (Chief Executive Officer and director)	Adopt	11/15/2024	x		Up to 80,000	11/14/2025
Kathleen Cullen-Cote (Chief People Officer)	Adopt	11/13/2024	x		Up to 15,704 (1)	05/13/2025

* Intended to satisfy the affirmative defense of Rule 10b5-1(c).
**Not intended to satisfy the affirmative defense of Rule 10b5-1(c).

(1) Ms. Cullen-Cote’s Rule 10b5-1 trading arrangement includes the sale of 50% of (i) the net shares (not yet determinable) after shares are withheld to satisfy tax obligations upon the vesting of 19,498 restricted share units ("RSUs") and (ii) 11,910 net performance-based RSUs that were paid out to Ms. Cullen-Cote as a result of actual performance achieved at the end of the 2024 performance period.

Item 9C.	DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
Not applicable.

PART III

Item 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Information required to be included in Part III Item 10 is set forth under the captions "Election of Directors," "Our Corporate Governance," and "Committees of the Board" in Teradata’s Notice of Annual Meeting of Stockholders and Proxy Statement to be filed with the SEC within 120 days after the end of our fiscal 2024 year (the "2025 Proxy Statement") and is incorporated herein by reference. The information under the heading "Executive Officers of the Registrant" in Part I Item 1 of this Annual Report on Form 10-K is also incorporated by reference in this section.
We have adopted an insider trading policy and related procedures and processes (the "Policy") applicable to our directors, officers, employees, and other covered persons, that we believe to be reasonably designed to promote compliance with insider trading laws, rules and regulations. Our Policy is filed as Exhibit 19 to this Annual Report on Form 10-K and the disclosure in the "Our Corporate Governance" section of the 2025 Proxy Statement describes our Policy in more detail and is incorporated herein by reference.

Item 11.	EXECUTIVE COMPENSATION
Information required to be included in Part III Item 11 is set forth under the captions "Director Compensation," "Compensation Discussion and Analysis," "Compensation Tables," "Potential Payments Upon Termination or Change in Control," "Compensation and People Committee" and "Compensation and People Committee Report on Executive Compensation" in Teradata’s 2025 Proxy Statement and incorporated herein by reference.

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Information required to be included in Part III Item 12 is set forth under the captions "Stock Ownership" and "Current Equity Compensation Plan Information" in Teradata’s 2025 Proxy Statement and incorporated herein by reference.

Item 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
Information required to be included in Part III Item 13 is set forth under the captions "Related Person Transactions" and "Board Independence and Related Transactions" in Teradata’s 2025 Proxy Statement and incorporated herein by reference.

Item 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES
Information required to be included in Part III Item 14 is set forth under the caption "Fees Paid to Independent Registered Public Accounting Firm" in Teradata’s 2025 Proxy Statement and incorporated herein by reference.

PART IV

Item 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES
(a)Index
1. Financial Statements: The consolidated financial statements of the Company and the Report of Independent Registered Public Accounting Firm as set forth in Part II, Item 8 of this Annual Report:
2. Financial Statement Schedule: Financial Statement Schedule II – Valuation and Qualifying Accounts is included in this Annual Report on page 91. All other schedules are not required under the related instructions or are not applicable.
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

3.2	Amended and Restated By-Laws of Teradata Corporation, as amended and restated on October 31, 2022 (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K dated November 1, 2022).

4.1	Common Stock Certificate of Teradata Corporation (incorporated by reference to Exhibit 4.1 to the Quarterly Report on Form 10-Q dated November 13, 2007 (SEC file number 001-33458)).

4.2	Description of the Registrant’s Securities (filed herewith).

10.1	Form of Technology Agreement (incorporated by reference to Exhibit 10.6 to the Registration Statement on Form 10).

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

10.8.5*
Form of Performance-Based Restricted Share Unit Agreement Under the Teradata 2012 Stock Incentive Plan, approved on February 26, 2021 (incorporated by reference to Exhibit 10.4 to the Quarterly Report on Form 10-Q dated May 7, 2021).

10.9*
Teradata 2023 Stock Incentive Plan (Amended and Restated as of May 14, 2024) Incorporated by reference to Appendix A to Teradata Corporation’s 2024 Proxy Statement on Schedule 14A dated March 26, 2024 (SEC File No. 001-33458).

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

10.9.7*
Form of Restricted Share Unit Agreement (Cliff Vesting) under the Teradata 2023 Stock Incentive Plan, approved on June 29, 2023 (incorporated by reference to Exhibit 10.9.7 to the Annual Report on Form 10-K dated February 23, 2024).

10.9.8*
Form of Restricted Share Unit Agreement for Non-U.S. Employees (Cliff Vesting) under the Teradata 2023 Stock Incentive Plan, approved on June 29, 2023 (incorporated by reference to Exhibit 10.9.8 to the Annual Report on Form 10-K dated February 23, 2024).

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

10.11*	Offer letter between Kathy Cullen-Cote and the Company dated June 21, 2019 (incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q dated August 5, 2019).

10.11.1*	Amendment to Offer Letter between Kathy Cullen-Cote and the Company dated July 30, 2021 (incorporated by reference to Exhibit 10.6 to the Quarterly Report on Form 10-Q dated August 6, 2021).

10.12*	Offer letter from Teradata Corporation to Stephen McMillan dated May 5, 2020 (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q dated August 10, 2020).

10.12.1*	Amendment to Offer Letter between Stephen McMillan and the Company dated April 29, 2022 (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q dated May 6, 2022).

10.12.2*	Executive Severance Plan Participation Agreement to new CEO, approved on May 5, 2020 (incorporated by reference to Exhibit 10.5 to the Quarterly Report on Form 10-Q dated August 10, 2020).

10.13*	Offer letter from Teradata Corporation to Margaret Treese dated September 28, 2020. (incorporated by reference to Exhibit 10.18 to the Annual Report on Form 10-K dated February 26, 2021).

10.14*	Offer Letter from Teradata Corporation to Claire Bramley dated May 18, 2021 (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q dated August 6, 2021).

10.14.1*	Executive Severance Plan Participation Agreement to new CFO (incorporated by reference to Exhibit 10.3 to the Quarterly Report on Form 10-Q dated August 6, 2021).

10.14.2*	Restricted Share Unit Agreement (Graded Vesting New Hire Award) Inducement Grant to new CFO (incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q dated August 6, 2021).

10.15*	Offer Letter from Teradata Corporation to Jacqueline Woods dated November 8, 2021 (incorporated by reference to Exhibit 10.20 to the Annual Report on Form 10-K dated February 25, 2022).

10.15.1*
Form of Restricted Share Unit Agreement (Graded Vesting New Hire Award) Under the Teradata 2012 Stock Incentive Plan to new Chief Marketing Officer (incorporated by reference to Exhibit 10.20.1 to the Annual Report on Form 10-K dated February 25, 2022).

10.16	Offer Letter from Teradata Corporation to Michael Hutchinson dated December 22, 2021 (incorporated by reference to Exhibit 10.21 to the Annual Report on Form 10-K dated February 25, 2022).

10.17*	Offer Letter from Teradata Corporation to Richard Petley dated May 29, 2024 (incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q dated August 6, 2024 ).

10.18*	Teradata Corporation Clawback Policy, effective as of October 2, 2023 (incorporated by reference to Exhibit 10.21 to the Annual Report on Form 10-K dated February 23, 2024).

10.19
Credit Agreement dated as of June 28, 2022 among Teradata Corporation, the lenders party thereto and JPMorgan Chase Bank, N.A., as Administrative Agent, as amended and restated effective as of September 21, 2023 (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q dated November 7, 2023).

19	Teradata Corporation Insider Trading Policy (filed herewith).

21	Subsidiaries of Teradata Corporation (filed herewith).

23.1	Consent of Independent Registered Public Accounting Firm (filed herewith).

31.1	Certification pursuant to Rule 13a-14(a) dated February 21, 2025 (filed herewith).

31.2	Certification pursuant to Rule 13a-14(a) dated February 21, 2025 (filed herewith).

32	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 dated February 21, 2025 (filed herewith).

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Management contracts or compensatory plans, contracts or arrangements.

TERADATA CORPORATION
SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS
(In millions)

Column A	Column B	Column C		Column D	Column E
Description	Balance at Beginning of Period	Provision/reversals Charged to Costs & Expenses	Charged to Other Accounts	Deductions	Balance at End of Period
Allowance for doubtful accounts
Year ended December 31, 2024	$12	$2	$—	$—	$14
Year ended December 31, 2023	$12	$1	$—	$(1)	$12
Year ended December 31, 2022	$9	$5	$—	$(2)	$12
Deferred tax valuation allowance
Year ended December 31, 2024	$90	$11	$—	$—	$101
Year ended December 31, 2023	$69	$21	$—	$—	$90
Year ended December 31, 2022	$58	$11	$—	$—	$69

Item 16.	FORM 10-K SUMMARY
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TERADATA CORPORATION

Date: February 21, 2025	By:	/s/ Claire Bramley
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