Form 10-Q
period 2025-03-31
TERADATA CORP /DE/
filed 2025-05-07
CIK 816761

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2025
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐  No  ☒
At April 25, 2025, the registrant had approximately 95.6 million shares of common stock outstanding.

PART I—FINANCIAL INFORMATION

Part 1—FINANCIAL INFORMATION
A

Item 1.	Financial Statements.
Teradata Corporation
Condensed Consolidated Statements of Income (Unaudited)

	Three Months Ended March 31,
In millions, except per share amounts	2025	2024
Revenue
Subscription software licenses	$83	$90
Services and other	275	298
Total recurring	358	388
Perpetual software licenses, hardware and other	10	8
Consulting services	50	69
Total revenue	418	465
Cost of revenue
Subscription software licenses	5	5
Services and other	103	107
Total recurring	108	112
Perpetual software licenses, hardware and other	9	8
Consulting services	53	61
Total cost of revenue	170	181
Gross profit	248	284
Operating expenses
Selling, general and administrative expenses	116	161
Research and development expenses	66	75
Total operating expenses	182	236
Income from operations	66	48
Other expense, net
Interest expense	(7)	(8)
Interest income	3	4
Other expense	(4)	(12)
Total other expense, net	(8)	(16)
Income before income taxes	58	32
Income tax expense	14	12
Net income	$44	$20
Net income per common share
Basic	$0.46	$0.21
Diluted	$0.45	$0.20
Weighted average common shares outstanding
Basic	95.1	97.4
Diluted	97.4	100.1
See Notes to Condensed Consolidated Financial Statements (Unaudited).

Teradata Corporation
Condensed Consolidated Statements of Comprehensive Income (Unaudited)

	Three Months Ended March 31,
In millions	2025	2024
Net income	$44	$20
Other comprehensive income (loss):
Foreign currency translation adjustments	8	(10)
Unrealized (loss) gain on cross-currency net investment hedge, before tax	(5)	3
Unrealized (loss) gain on cross-currency net investment hedge, tax portion	1	(1)
Total currency translation adjustments	4	(8)
Derivatives:
Unrealized (loss) gain on derivatives, before tax	(4)	5
Unrealized (loss) gain on derivatives, tax portion	1	(1)
Unrealized (loss) gain on derivatives, net of tax	(3)	4
Defined benefit plans:
Defined benefit plan adjustment, before tax	2	2
Defined benefit plan adjustment, tax portion	—	(1)
Defined benefit plan adjustment, net of tax	2	1
Other comprehensive income (loss)	3	(3)
Comprehensive income	$47	$17
See Notes to Condensed Consolidated Financial Statements (Unaudited).

Teradata Corporation
Condensed Consolidated Balance Sheets (Unaudited)

In millions, except per share amounts	March 31, 2025	December 31, 2024
Assets
Current assets
Cash and cash equivalents	$368	$420
Accounts receivable, net	307	234
Inventories	13	18
Other current assets	103	77
Total current assets	791	749
Property and equipment, net	201	185
Right of use assets - operating lease, net	8	8
Goodwill	396	394
Capitalized contract costs, net	40	46
Deferred income taxes	219	226
Other assets	97	96
Total assets	$1,752	$1,704
Liabilities and stockholders’ equity
Current liabilities
Current portion of long-term debt	$25	$25
Current portion of finance lease liability	62	57
Current portion of operating lease liability	4	4
Accounts payable	100	106
Payroll and benefits liabilities	77	111
Deferred revenue	550	512
Other current liabilities	128	115
Total current liabilities	946	930
Long-term debt	449	455
Finance lease liability	43	30
Operating lease liability	5	5
Pension and other postemployment plan liabilities	105	104
Long-term deferred revenue	11	10
Deferred tax liabilities	10	9
Other liabilities	25	28
Total liabilities	1,594	1,571
Commitments and contingencies (Note 8)
Stockholders’ equity
Preferred stock: par value $0.01 per share, 100.0 shares authorized, no shares issued and outstanding at March 31, 2025 and December 31, 2024, respectively	—	—
Common stock: par value $0.01 per share, 500.0 shares authorized, 95.9 and 95.1 shares issued at March 31, 2025 and December 31, 2024, respectively	1	1
Paid-in capital	2,214	2,192
Accumulated deficit	(1,913)	(1,913)
Accumulated other comprehensive loss	(144)	(147)
Total stockholders’ equity	158	133
Total liabilities and stockholders’ equity	$1,752	$1,704
See Notes to Condensed Consolidated Financial Statements (Unaudited).

Teradata Corporation
Condensed Consolidated Statements of Cash Flows (Unaudited)

	Three Months Ended March 31,
In millions	2025	2024
Operating activities
Net income	$44	$20
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	20	27
Stock-based compensation expense	22	34
Deferred income taxes	10	12
Loss on Blue Chip Swap	—	2
Changes in assets and liabilities:
Receivables	(73)	(25)
Inventories	5	(3)
Current payables and accrued expenses	(30)	(30)
Deferred revenue	39	(6)
Other assets and liabilities	(29)	(4)
Net cash provided by operating activities	8	27
Investing activities
Expenditures for property and equipment	(1)	(6)
Other investing activities, net	—	(2)
Net cash used in investing activities	(1)	(8)
Financing activities
Repurchases of common stock	(44)	(124)
Repayments of long-term borrowings	(6)	—
Payments of finance leases	(16)	(20)
Other financing activities, net	(2)	(6)
Net cash used in financing activities	(68)	(150)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	9	(17)
Decrease in cash, cash equivalents and restricted cash	(52)	(148)
Cash, cash equivalents and restricted cash at beginning of period	421	486
Cash, cash equivalents and restricted cash at end of period	$369	$338

Supplemental cash flow disclosure:
Assets acquired under operating lease	$1	$—
Assets acquired under finance lease	$33	$11
Reconciliation of cash, cash equivalents and restricted cash to the Condensed Consolidated Balance Sheets:

	March 31, 2025	December 31, 2024
Cash and cash equivalents	$368	$420
Restricted cash	1	1
Total cash, cash equivalents and restricted cash	$369	$421

See Notes to Condensed Consolidated Financial Statements (Unaudited).

Teradata Corporation
Condensed Consolidated Statements of Changes in Stockholders’ Equity (Unaudited)

	Common Stock		Paid-in	Accumulated	Accumulated Other Comprehensive
In millions	Shares	Amount	Capital	Deficit	Loss	Total
December 31, 2024	95	$1	$2,192	$(1,913)	$(147)	$133
Net income	—	—	—	44	—	44
Employee stock compensation, employee stock purchase programs and option exercises, net of tax	2	—	22	—	—	22
Repurchases of common stock, retired	(1)	—	—	(44)	—	(44)
Pension and postemployment benefit plans, net of tax	—	—	—	—	2	2
Unrealized loss on derivatives, net of tax	—	—	—	—	(3)	(3)
Currency translation adjustment	—	—	—	—	4	4
March 31, 2025	96	$1	$2,214	$(1,913)	$(144)	$158

	Common Stock		Paid-in	Accumulated	Accumulated Other Comprehensive
In millions	Shares	Amount	Capital	Deficit	Loss	Total
December 31, 2023	98	$1	$2,074	$(1,811)	$(129)	$135
Net income	—	—	—	20	—	20
Employee stock compensation, employee stock purchase programs and option exercises, net of tax	3	—	29	—	—	29
Repurchases of common stock, retired	(3)	—	—	(127)	—	(127)
Pension and postemployment benefit plans, net of tax	—	—	—	—	1	1
Unrealized gain on derivatives, net of tax	—	—	—	—	4	4
Currency translation adjustment	—	—	—	—	(8)	(8)
March 31, 2024	98	$1	$2,103	$(1,918)	$(132)	$54

See Notes to Condensed Consolidated Financial Statements (Unaudited).

Notes to Condensed Consolidated Financial Statements (Unaudited)
1. Basis of Presentation
These statements have been prepared pursuant to the rules and regulations of the United States Securities and Exchange Commission ("SEC") and, in accordance with those rules and regulations, do not include all information and footnote disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP"). In the opinion of management, the condensed consolidated financial statements reflect all adjustments, consisting only of normal recurring adjustments, necessary to fairly state the results of operations, financial position and cash flows of Teradata Corporation ("Teradata" or the "Company") for the interim periods presented herein. The year-end 2024 condensed consolidated balance sheet data was derived from audited financial statements but does not include all disclosures required by GAAP. The preparation of condensed consolidated financial statements in conformity with GAAP requires management to make use of estimates and assumptions that affect the reported amounts and disclosures. Actual results may vary from these estimates.
These condensed consolidated interim financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in Teradata’s most recent Annual Report on Form 10-K for the fiscal year ended December 31, 2024 (the "2024 Annual Report"). The results of operations for any interim period are not necessarily indicative of the results of operations to be expected for the full year.
2. New Accounting Pronouncements
In December 2023, the FASB issued ASU No. 2023-09, "Income Taxes (Topic 740): Improvements to Income Tax Disclosures." This standard enhances disclosures related to income taxes, including the rate reconciliation and information on income taxes paid. This ASU becomes effective for annual periods beginning after December 15, 2024. We are assessing the impact of this ASU and upon adoption may be required to include certain additional disclosures in the footnotes to our annual Consolidated Financial Statements.
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

3. Revenue from Contracts with Customers
Disaggregation of Revenue from Contracts with Customers
The following table presents a disaggregation of revenue:

	Three Months Ended March 31,
in millions	2025	2024	*
United States
Recurring	$195	$222
Perpetual software licenses and hardware	4	5
Consulting services	15	21
Total United States	214	248
International
Recurring	$163	$166
Perpetual software licenses and hardware	6	3
Consulting services	35	48
Total International	204	217
Total Revenue	$418	$465
* Prior period information has been reclassified to conform to the current period presentation.
Rental revenue, which is included in recurring revenue in the above table, was as follows:

	Three Months Ended March 31,
in millions	2025	2024
Rental revenue*	$49	$55
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

The following table provides information about receivables, contract assets and deferred revenue from contracts with customers:

	As of
in millions	March 31, 2025	December 31, 2024
Accounts receivable, net	$307	$234
Contract assets	$8	$4
Current deferred revenue	$550	$512
Long-term deferred revenue	$11	$10
Revenue recognized during the three months ended March 31, 2025 from amounts included in deferred revenue at the beginning of the period was $171 million.
Transaction Price Allocated to Unsatisfied Obligations
The following table includes estimated revenue expected to be recognized in the future related to the Company's unsatisfied (or partially satisfied) obligations at March 31, 2025:

in millions	Total at March 31, 2025	Year 1	Year 2 and Thereafter
Remaining unsatisfied obligations	$1,979	$1,128	$851
The amounts above represent the price of firm orders for which work has not been performed or goods have not been delivered and exclude unexercised contract options outside the stated contractual term that do not represent material rights to the customer. Although the Company believes that the contract value in the above table is firm, approximately $1,059 million of the amount is under contracts that are subject to customer-only general cancellation for convenience terms that the Company is contractually obligated to perform unless the customer notifies us of cancellation. The Company expects to recognize revenue of approximately $487 million in the next year from contracts that are non-cancelable. The Company believes the inclusion of this information is important to understanding the obligations that the Company is contractually required to perform and provides useful information regarding remaining obligations related to these executed contracts.
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

in millions	December 31, 2024	Capitalized	Amortization	March 31, 2025
Capitalized contract costs	$46	$—	$(6)	$40

in millions	December 31, 2023	Capitalized	Amortization	March 31, 2024
Capitalized contract costs	$68	$—	$(9)	$59

5. Supplemental Financial Information

	As of
In millions	March 31, 2025	December 31, 2024
Deferred revenue
Deferred revenue, current	$550	$512
Long-term deferred revenue	11	10
Total deferred revenue	$561	$522

	Three Months Ended March 31,
In millions	2025	2024
Other expense
Foreign currency losses	$—	$9
Other	4	3
Total Other expense	$4	$12
Argentina Blue Chip Swap Transaction
The Central Bank of Argentina maintains currency controls that limit our ability to access U.S. dollars in Argentina and remit cash from our Argentine operations. There is a foreign exchange mechanism known as Blue Chip Swaps, which effectively results in a parallel U.S. dollar exchange rate. The Company did not transact any Blue Chip Swaps during the three months ended March 31, 2025. In the first quarter of 2024, we entered into Blue Chip Swap transactions, in order to remit cash from our Argentine operations that resulted in pre-tax loss on investment of $2 million for the three months ended March 31, 2024.
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

The effective tax rate is as follows:

	Three Months Ended March 31,
In millions	2025	2024
Effective tax rate	24.1%	37.5%

For the three months ended March 31, 2025, the Company recorded $1 million of net discrete tax benefit, a majority of which related to tax benefits from uncertain tax position reversals due to the Company's completion of its IRS audit related to its 2020 federal tax return, which was largely offset by incremental tax expense from stock-based compensation vesting. The Company received a final no change audit ruling from the Congressional Joint Committee on Tax in early February of 2025.
For the three months ended March 31, 2024, the Company recorded $1 million of net discrete tax benefits, a majority of which related to additional tax expense from stock-based compensation vesting.
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
The Company estimates its annual effective tax rate for 2025 to be approximately 28.4%, which takes into consideration, among other things, the forecasted earnings mix by jurisdiction and the impact of discrete tax items to be recognized in 2025. Under U.S. tax law, U.S. shareholders are subject to a tax on global intangible low-taxed income ("GILTI") earned by certain foreign subsidiaries. The Company has elected to provide for the tax expense related to GILTI in the year in which the tax is incurred. Effective on January 1, 2022, the U.S. tax law changed and now requires R&D expenses to be capitalized and amortized for tax purposes under Internal Revenue Code Section 174, which increases the Company's GILTI tax liability. The Company is currently forecasting approximately $2 million of tax expense related to GILTI in our marginal effective tax rate for 2025.
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
In June 2022, Teradata refinanced its long-term debt and its associated interest rate swap ("Prior Interest Rate Swap"), which were due to mature in June 2023. As a result, Teradata terminated its five-year London Interbank Offered Rate ("Libor") interest rate swap that had a $500 million initial notional amount to hedge the floating interest rate of its Libor term loan. On June 28, 2022, Teradata executed a five-year Secured Overnight Financing Rate ("SOFR") interest rate swap, to fix the interest rate on approximately 90% of the principal balance of the $500 million term loan, with an initial notional amount of $450 million. The Company uses interest rate swaps to manage interest rate risks on future interest payments caused by interest rate changes on its variable rate term loan. The notional amount of the hedge steps down according to the amortization schedule of the term loan. The notional amount of the hedge was $433 million as of March 31, 2025.
The Company performed an initial effectiveness assessment on the interest rate swap and the net investment hedge foreign currency swap, and the hedges were determined to be effective. The hedges are being evaluated qualitatively on a quarterly basis for effectiveness. Changes in fair value are recorded in Accumulated Other Comprehensive

Loss and periodic settlements of the swap will be recorded in interest expense along with the interest on amounts outstanding under the term loan.
The following table identifies the contract notional amount of the Company’s derivative financial instruments:

	As of
In millions	March 31, 2025	December 31, 2024
Contract notional amount of foreign exchange forward contracts	$27	$70
Net contract notional amount of foreign exchange forward contracts	$2	$21
Contract notional amount of foreign currency exchange (net investment hedge)	$150	$150
Contract notional amount of interest rate swap	$433	$439
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
8. Commitments and Contingencies
Legal Proceedings. In the ordinary course of business, the Company is subject to proceedings, lawsuits, governmental investigations, claims and other matters, including those that relate to the environment, health and safety, employee benefits, export compliance, intellectual property, tax matters and other regulatory compliance and general matters, including for Foreign Corrupt Practices Act and shareholder matters. It is not currently a party to any litigation, nor is it aware of any pending or threatened litigation against it that the Company believes would materially affect its business, operating results, financial condition or cash flows, other than the following.

On June 19, 2018, the Company and certain of its subsidiaries filed a lawsuit (the "TD-SAP 1" suit) in the U.S. District Court for the Northern District of California against SAP SE, SAP America, Inc., and SAP Labs, LLC (collectively, "SAP"). In the TD-SAP 1 lawsuit, the Company alleged, among other things, that SAP misappropriated certain of the Company’s trade secrets within the Company’s enterprise data analytics and warehousing products and used such trade secrets to help develop, improve, introduce, and sell one or more competing products. The Company further alleged that SAP employed anticompetitive practices using its substantial market position in the enterprise resource planning applications market to pressure the Company’s customers and prospective customers to use one or more of SAP's competing products and reduce or eliminate customers' and prospective customers' use of the Company's offerings. The Company sought an injunction barring SAP’s alleged conduct, monetary damages, and other available legal and equitable relief. In July 2019, SAP filed patent infringement counterclaims against the Company based on five of SAP’s U.S. patents. On August 31, 2020, the Company filed a second lawsuit against SAP (the "TD-SAP 2" suit) in the U.S. District Court for the Northern District of California, in which the Company alleged infringement by SAP of four of the Company's U.S. patents. On February 16, 2021, SAP filed additional patent infringement counterclaims against the Company in response. On the same day, SAP also filed a lawsuit in Germany (the "TD-SAP 3" suit) for infringement of a single German patent. In November 2021, the district court dismissed the Company’s antitrust claims and most of its trade secret claims in the TD-SAP 1 suit. In December 2021, the Company appealed that decision to the U.S. Court of Appeals for the Federal Circuit in Washington, D.C. That Court ruled the appeal should be decided by the Ninth Circuit Court of Appeals and transferred the appeal to the Ninth Circuit, where a three-judge panel heard oral arguments on February 12, 2024. Soon after, the Company and SAP entered into a partial settlement agreement that resulted in full dismissal of all claims and counterclaims in the TD-SAP 2 suit in California and the TD-SAP 3 suit in Germany, as well as a stay of all claims and counterclaims remaining in the TD-SAP 1 suit pending resolution of the Company’s appeal. On December 19, 2024, the Ninth Circuit panel ruled in the Company’s favor, overturning the district court’s summary judgment decision with respect both to the antitrust claims and the trade secret claims, and remanding to the district court for further proceedings. On January 23, 2025, SAP petitioned the Ninth Circuit for rehearing en banc. The Ninth Circuit denied SAP’s rehearing petition on March 4, 2025, and issued its mandate returning the case to the district court on April 1, 2025. Currently, it is not possible to determine the likelihood of a loss or a reasonably estimated range of loss, if any, pertaining to any of SAP’s remaining patent counterclaims in the TD-SAP 1 lawsuit.
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
On May 2, 2025, a Teradata shareholder filed a derivative lawsuit, purportedly on behalf of the Company, against the current members of the Company’s Board of Directors and former CFO, captioned Lipshutz v. McMillan, No. 25-cv-1121 (S.D. Cal.). The complaint is based primarily on the same set of allegations in the Ostrander securities class action lawsuit, and asserts claims for violations of the securities laws based on allegedly misleading proxy statements, and claims for breach of fiduciary duty and unjust enrichment, among other claims. The case is at an early stage, and the Company cannot reasonably estimate the amount of any potential financial loss or cost that could result from this lawsuit.
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
Concentrations of Risk. The Company is potentially subject to concentrations of credit risk on accounts receivable and financial instruments such as hedging instruments, and cash and cash equivalents. Credit risk includes the risk of nonperformance by counterparties. The maximum potential loss may exceed the amount recognized on the balance sheet. Exposure to credit risk is managed through credit approvals, credit limits, selecting major international financial institutions (as counterparties to hedging transactions) and monitoring procedures. Teradata’s business often involves large transactions with customers, and if one or more of those customers were to default in its obligations under applicable contractual arrangements, the Company could be exposed to potentially significant losses. However, management believes that the reserves for potential losses were adequate at March 31, 2025 and December 31, 2024.
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
When deemed appropriate, the Company minimizes its exposure to changes in foreign currency exchange rates through the use of derivative financial instruments, specifically, foreign exchange forward contracts. Additionally, in June 2022, Teradata executed a five-year interest rate swap with a $450 million initial notional amount in order to hedge the variable interest rate on its term loan and a four-year cross-currency swap with initial notional amounts of €143 million/$150 million, as a net investment hedge to hedge the Euro currency exposure of our net investment in certain foreign subsidiaries. The fair value of these contracts and swaps are measured at the end of each interim reporting period using observable inputs other than quoted prices, specifically market spot and forward exchange rates. As such, these derivative instruments are classified within Level 2 of the valuation hierarchy. Fair value of unrealized gains for open contracts are recorded in other assets and the fair value of unrealized losses are recorded in other liabilities in the Company's balance sheet. The fair value of foreign exchange forward contract assets and liabilities at March 31, 2025 and December 31, 2024 was not material. Realized gains and losses from the Company’s fair value and net investment hedges net of corresponding gains or losses on the underlying exposures were immaterial for the three months ended March 31, 2025 and 2024.

The Company’s other assets and liabilities measured at fair value on a recurring basis and subject to fair value disclosure requirements at March 31, 2025 and December 31, 2024 were as follows:

		Fair Value Measurements at Reporting Date Using
In millions	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Money market funds at March 31, 2025	$78	$78	$—	$—
Money market funds at December 31, 2024	$151	$151	$—	$—

Interest rate swap at March 31, 2025	$5	$—	$5	$—
Interest rate swap at December 31, 2024	$9	$—	$9	$—

Foreign currency swap at December 31, 2024	$1	$—	$1	$—

Liabilities
Foreign currency swap at March 31, 2025	$5	$—	$5	$—
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
All outstanding borrowings pursuant to the Revolving Facility are due and payable on June 28, 2027, however, the maturity date of the Revolving Facility may be extended by agreement of the parties for up to two additional one-year periods. The Term Loan is payable in quarterly installments, which commenced on June 30, 2024, with 1.25% of the initial principal amount due on each of the first twelve payment dates, with all remaining principal due on June 28, 2027. Under the terms of the Credit Facility, Teradata from time to time and subject to certain conditions may increase the lending commitments under the Credit Facility in an aggregate principal amount up to an additional $450 million, to the extent that existing or new lenders agree to provide such additional commitments. The outstanding principal amount of the Credit Facility bears interest at a floating rate based upon, at Teradata’s option, a negotiated base rate or an adjusted term SOFR rate, plus in each case, a margin based on the Company's leverage ratio. As disclosed in Note 7, in June 2022, Teradata entered into an interest rate swap to hedge approximately 90% (or $433 million as of March 31, 2025) of the floating interest rate of the total $500 million Term Loan and a cross currency swap to hedge a portion of Euro currency exposure of its net investment in certain foreign subsidiaries.
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
As of March 31, 2025, the Company had no borrowings outstanding under the Revolving Facility, leaving $400 million in borrowing capacity available under the Revolving Facility and the Term Loan principal outstanding was $475 million. The Term Loan is recognized on the Company's balance sheet at the unpaid principal balance, net of deferred issuance costs, and is not subject to fair value measurement. The Company was in compliance with all covenants under the Credit Facility as of March 31, 2025.

For the three months ended March 31, 2025 and March 31, 2024, the blended all-in interest rate on the Credit Facility was 4.18% and 4.31%, respectively.
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

	Three Months Ended March 31,
In millions, except per share amounts	2025	2024
Net income attributable to common stockholders	$44	$20
Weighted average outstanding shares of common stock	95.1	97.4
Dilutive effect of employee stock options, restricted stock and other stock awards	2.3	2.7
Common stock and common stock equivalents	97.4	100.1
Net income per share:
Basic	$0.46	$0.21
Diluted	$0.45	$0.20
Options to purchase 0.1 million shares in the three months ended March 31, 2025 were not included in the computation of diluted earnings per share because the exercise prices of these options were greater than the average market price of the common shares for the period, and therefore would have been anti-dilutive. There were no anti-dilutive options excluded for the three months ended March 31, 2024.
12. Segment and Other Supplemental Information
On August 5, 2024, Teradata announced that it realigned its sales function and initiated global restructuring to optimize operations. Due to these organizational changes Teradata now manages its business under two segments, which are also the Company’s operating segments: (1) Product Sales and (2) Consulting Services. The Company’s Product Sales segment represents the results for the Recurring Revenue and Perpetual Software Licenses, Hardware and Other line items and the Consulting Services segment represents the Consulting Services line item, each as disclosed in the Company’s financial statements and in the tables in this Form 10-Q. For purposes of discussing results by segment, management excludes the impact of certain items, consistent with the manner by which management evaluates the performance of each segment. This format is useful to investors because it allows analysis and comparability of operating trends. It also includes the same information that is used by Teradata management to make decisions regarding the segments and to assess financial performance. The chief operating decision maker, who is the Company's President and Chief Executive Officer, evaluates the performance of the segments based on revenue and multiple profit measures, including segment gross profit. For management reporting purposes, assets are not allocated to the segments. Prior period segment information has been reclassified to conform to the current period presentation.

The following table presents segment revenue and segment gross profit for the Company:

	Three Months Ended March 31,
In millions	2025	2024
Segment revenue
Product Sales	$368	$396
Consulting Services	50	69
Total revenue	418	465
Segment cost of revenue
Product Sales (1)	115	118
Consulting Services (2)	51	58
Total segment cost of revenue	166	176
Segment gross profit
Product Sales	253	278
Consulting Services	(1)	11
Total segment gross profit	252	289
Stock-based compensation expense	4	4
Acquisition, integration, reorganization, and transformation-related costs	—	1
Total gross profit	248	284
Selling, general and administrative expenses	116	161
Research and development expenses	66	75
Income from operations	$66	$48
(1) Cost of Product Sales, for the three months ended March 31, included product costs of $64 million in 2025 and $55 million in 2024, for Public Cloud fees and direct product and third-party software costs associated with the Company's perpetual product sales. Depreciation expense for the three months ended March 31, included in Cost of Product Sales was $16 million in 2025, and $21 million in 2024. The remaining cost of Product Sales included payroll and benefits costs, and corporate allocations including back-office information technology, real estate, and other support services.
(2) Cost of Consulting Services, for the three months ended March 31, included payroll and benefit costs of $32 million in 2025 and $37 million in 2024. The remaining cost of Consulting Services included corporate allocations, including back-office information technology, real estate, and other support services.

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
The Company expects that the majority of the costs relating to the Restructuring will include one-time employee separation benefits, transition support, and other employee-related costs. The Company expects that it will incur total charges related to the Restructuring in the range of approximately $20 to $25 million. The Company recognized costs of $14 million related to the Restructuring in 2024. The Company expects to recognize the remainder of these charges during 2025. Cash expenditures related to these actions are estimated at approximately $45 to $50 million. The Company recorded $14 million of cash payments from these actions in 2024, and approximately $30 to $35 million are expected to occur during 2025.
During the three months ended March 31, 2025, the Company recognized costs of $2 million ($2 million cash) for employee severance and other employee-related costs associated with the Restructuring. In 2025, $2 million in selling, general and administrative expenses were recorded. There was no impact to the segment gross profit.
Cash paid related to the Restructuring was $5 million in 2025. Not included in the table below are approximately $3 million in 2025 of cash payments for international employees which did not have a material impact on the Condensed Consolidated Statements of Income as the Company accounts for its International postemployment benefits under Accounting Standards Codification 712, Compensation - Nonretirement Postemployment Benefits ("ASC 712"), which uses actuarial estimates to accrue for severance benefits over the course of employees' service period.

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

The 2025 activity and the reserves related to the Restructuring are as follows:

In millions	Balance at December 31, 2024	Expense accruals	Cash payments	Balance at March 31, 2025
Employee separation benefits	$5	$2	$(2)	$5

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations ("MD&A").
You should read the following discussion in conjunction with the Condensed Consolidated Financial Statements (Unaudited) and the notes to those statements included elsewhere in this Quarterly Report on Form 10-Q. This Quarterly Report on Form 10-Q contains certain statements that are forward-looking within the meaning of the Private Securities Litigation Reform Act of 1995. Certain statements contained in the MD&A are forward-looking statements that involve risks and uncertainties. The forward-looking statements are not historical facts, but rather are based on current expectations, estimates, assumptions and projections about our industry, business and future financial results. Our actual results could differ materially from the results contemplated by these forward-looking statements due to a number of factors, including those discussed in other sections of this Quarterly Report on Form 10-Q and in our Annual Report on Form 10-K for the fiscal year ended December 31, 2024 (the "2024 Annual Report"). The Company does not undertake any obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law.

Overview
At Teradata Corporation ("we," "us," "Teradata," or the "Company"), we believe that people thrive when empowered with trusted information. We are focused on helping organizations improve business performance, enrich customer experiences, and integrate data across the enterprise. As such, we strive to innovate and deliver trusted solutions for their toughest data and analytics challenges. That is why we built our comprehensive open and connected cloud analytics and data platform for artificial intelligence ("AI"). With our hybrid cloud platform, named Teradata Vantage, underpinned by our extensive patented workload management optimization technology, we are well positioned to help enterprises solve business problems and deliver business breakthroughs with its capabilities to provide harmonized data, trusted AI, and faster innovation. As a result, we believe that we empower our customers to make better, more confident decisions, engage in faster innovation, and drive positive impact within the enterprise.
Teradata is recognized by industry analysts as offering a hybrid cloud analytics and data platform with next-generation, cloud-native deployment and expansive analytics capabilities. We believe we are differentiated by providing our hybrid cloud analytics and data platform offering across an open and connected ecosystem. Our differentiated approach spans deployments in the top public cloud service provider platforms of AWS, Microsoft Azure, and Google Cloud, as well as private cloud platform instances, on-premises, and hybrid environments.
We are continuing to execute on our priorities, including supporting our customers, whether leveraging Teradata in a hybrid environment, in the cloud or on-premises, migrating customers to the cloud, helping them expand their Teradata environment or upgrade to the latest version of our platform, as well as adding new customers. We are also focused on accelerating innovation with our hybrid platform and ClearScape Analytics capabilities, delivering new AI capabilities to enable customers to take advantage of generative and agentic AI, and driving operational excellence and agility across the Company.
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

First Quarter Financial Overview
As more fully discussed in later sections of this MD&A, the following were what we view as the more significant financial items for the first quarter of 2025:
•At the end of the first quarter of 2025, Total ARR was $1.442 billion compared to $1.480 billion at the end of the first quarter of 2024, decreasing 3% as compared to the first quarter of 2024, including a 1% negative impact from foreign currency fluctuations.
•At the end of the first quarter of 2025, Public Cloud ARR was $606 million compared to $525 million at the end of the first quarter of 2024, increasing 15% as compared to the first quarter of 2024, including a 1% negative impact from foreign currency fluctuations.
•Total revenue was $418 million for the first quarter of 2025, decreasing by $47 million compared to the first quarter of 2024, with recurring revenue down 8%. Perpetual software licenses, hardware and other revenue was up 25%, and consulting services revenue decreased 28%. Foreign currency fluctuations had a 2% adverse impact on total revenue for the quarter compared to the prior year.
•Gross margin decreased to 59.3% in the first quarter of 2025 from 61.1% in the first quarter of 2024, primarily due to lower consulting services margin rates, which were largely driven by lower overall consulting services revenue compared to the prior year.
•Operating expenses for the first quarter of 2025 decreased 23% compared to the first quarter of 2024, largely due to lower employee compensation expenses and the impact of restructuring actions taken in the prior year, as well as lower stock-based compensation expense in the first quarter of 2025.
•Operating income was $66 million in the first quarter of 2025, compared to $48 million in the first quarter of 2024.
•Net income in the first quarter of 2025 was $44 million, compared to $20 million in the first quarter of 2024.
•Cloud Net Expansion Rate for the first quarter of 2025 was 115%, compared to 123% for the first quarter of 2024.

Results of Operations for the Three Months Ended March 31, 2025
Compared to the Three Months Ended March 31, 2024
Revenue

		% of		% of
In millions	2025	Revenue	2024	Revenue
Recurring	$358	85.7%	$388	83.4%
Perpetual software licenses, hardware and other	10	2.4%	8	1.7%
Consulting services	50	11.9%	69	14.8%
Total revenue	$418	100%	$465	100%
Total revenue decreased $47 million, or 10%, in the first quarter of 2025, including a 2% negative impact from foreign currency fluctuations. Recurring revenue decreased 8% as compared to the first quarter of 2024 and included a 2% negative impact from foreign currency fluctuations. Recurring revenue for the first quarter of 2025 included strong growth from Public Cloud revenue, which was more than offset by a decrease in revenue from our on-premises business, as well as a smaller benefit from annual upfront software subscription revenue recognized in the current period. Revenue from perpetual software licenses, hardware and other increased $2 million year over year. Consulting services revenue decreased 28% in the first quarter of 2025, including a 2% negative impact from foreign currency fluctuations. The consulting services revenue decrease is an expected result of the lower order booking activity in the second half of 2024.
Financial and Performance Measures
Our Total ARR is composed of three main categories: (1) Public Cloud ARR, (2) ARR related to on-premises subscription-based contracts and private cloud ("Subscription ARR"), and (3) ARR related to our legacy perpetual maintenance and software upgrade rights. At March 31, 2025 and 2024 our Total ARR consisted of:

In millions	2025	2024
Public Cloud	$606	$525
Subscription	741	816
Maintenance and Software upgrade rights	95	139
Total ARR	$1,442	$1,480

Cloud Net Expansion rate	115%	123%
At the end of the first quarter of 2025, Total ARR decreased 3% as compared to the first quarter of 2024. At the end of the first quarter of 2025, Public Cloud ARR increased 15% as compared to the first quarter of 2024, including a 1% negative impact from foreign currency fluctuations. Public Cloud ARR growth in the first quarter of 2025 was primarily driven by greater market awareness and customer demand of Teradata VantageCloud, our Public Cloud offering. The decreases in subscription ARR and maintenance and software upgrade rights ARR were primarily driven by customer migrations to Public Cloud ARR, on-premises erosions, elongated deal closing cycles and lower on-premises expansion activity.
In the first quarter of 2025, we experienced the following trends:
•Customers expanding into additional cloud capabilities as they see value when they migrate to VantageCloud.
•Elongated deal closing cycles and some customers implementing cloud migration projects on a staged basis over time.
•On-premises expansion activity being pushed out to future quarters.
•Uncertain industry macro-economic environment resulting in delayed customer spending, including for our consulting services.

As a portion of the Company’s operations and revenue occur outside the United States, and in currencies other than the U.S. dollar, the Company is exposed to fluctuations in foreign currency exchange rates. Based on currency rates as of March 31, 2025, Teradata is now estimating a flat-to-0.50% negative impact from currency translation on our 2025 full-year total reported revenues.
We expect to see continued elongated deal closing cycles continue and that cloud migration activity with some customer accounts will continue to be implemented on a staged basis over time. We expect expansion and migration activity as the primary contributors for Public Cloud ARR growth in 2025.
Gross Profit

		% of		% of
In millions	2025	Revenue	2024	Revenue
Recurring	$250	69.8%	$276	71.1%
Perpetual software licenses, hardware and other	1	10.0%	—	—%
Consulting services	(3)	(6.0)%	8	11.6%
Total gross profit	$248	59.3%	$284	61.1%
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
Operating Expenses

		% of		% of
In millions	2025	Revenue	2024	Revenue
Selling, general and administrative expenses	$116	27.8%	$161	34.6%
Research and development expenses	66	15.8%	75	16.1%
Total operating expenses	$182	43.5%	$236	50.8%
Selling, general and administrative ("SG&A") expense decreased year over year due to continued cost discipline focused on cost reductions across the Company, including as part of our Restructuring, as well as lower stock-based compensation expense. Research and development ("R&D") expense decreased year over year also due to continued cost discipline efforts.
Other Expense, net

In millions	2025	2024
Interest income	$3	$4
Interest expense	(7)	(8)
Other	(4)	(12)
Other expense, net	$(8)	$(16)
Other expense, net in the first quarter of 2025 and 2024 is comprised primarily of interest expense on long-term debt and finance leases, losses resulting from foreign currency transactions, as well as benefit costs on our pension and postemployment plans, partially offset by interest income earned on our cash and cash equivalents. Other expense is lower in 2025 primarily due to decreased foreign currency losses of $9 million as compared to the prior period.
Provision for Income Taxes
Income tax provisions for interim periods are based on estimated annual income tax rates, adjusted to reflect the effects of any significant infrequent or unusual items which are required to be discretely recognized within the current interim period.

The effective tax rates for the three months ended March 31, 2025 and 2024 were as follows:

	2025	2024
Effective tax rate	24.1%	37.5%

For the three months ended March 31, 2025, the Company recorded $1 million of net discrete tax benefit, a majority of which related to tax benefits from uncertain tax position reversals due to the Company's completion of its IRS audit related to its 2020 federal tax return, which was largely offset by incremental tax expense from stock-based compensation vesting. The Company received a final no change audit ruling from the Congressional Joint Committee on Tax in early February of 2025.
For the three months ended March 31, 2024, the Company recorded $1 million of net discrete tax benefit, a majority of which related to additional tax expense from stock-based compensation vesting.
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
Effective on January 1, 2022, the U.S. tax law changed to require that R&D expenses be capitalized and amortized for tax purposes under Internal Revenue Code Section 174. This requirement has an impact on global intangible low-taxed income ("GILTI") tax. We are currently forecasting approximately $2 million of tax expense related to GILTI in our marginal effective tax rate for 2025.
We expect that a majority of our foreign earnings will be repatriated to the U.S. As a result, the effective tax rates in the periods presented are largely based upon the forecasted pre-tax earnings mix between the U.S. and other foreign taxing jurisdictions where we conduct our business.
We estimate that the full-year effective tax rate for 2025 will be approximately 28.4%, which takes into consideration, among other things, the forecasted earnings mix by jurisdiction, the estimated impact to GILTI tax (including the requirement to capitalize R&D for tax purposes), and the estimated discrete items to be recognized in 2025. The forecasted tax rate is based on the foreign profits being taxed at an overall effective tax rate of approximately 24%, as compared to the U.S. federal statutory tax rate of 21%.
Revenue and Gross Profit by Operating Segment
On August 5, 2024, Teradata announced that it realigned its sales function and initiated global restructuring to optimize operations. Due to these organizational changes, Teradata now manages its business under two segments, which are also the Company’s operating segments: (1) Product Sales and (2) Consulting Services. Teradata’s Product Sales segment represents the results for the Recurring Revenue and Perpetual Software Licenses, Hardware and Other line items and the Consulting Services segment represents the Consulting Services line item, each as disclosed in the Company’s financial statements and in the tables in this Form 10-Q. As the revenue and gross margin trends for these business categories are already discussed in the sections above, there is no separate segment discussion presented here. Our segment information is presented in Note 12 of Notes to Condensed Consolidated Financial Statements (Unaudited).

Financial Condition, Liquidity and Capital Resources
Cash provided by operating activities was $8 million, which decreased by $19 million in the three months ended March 31, 2025 compared to the three months ended March 31, 2024. The decrease in cash provided by operating activities was primarily due to working capital dynamics and the volume and timing of billings. Teradata used approximately $5 million of cash in the first three months of 2025 for reorganizing and transforming its operations and go-to-market functions to align to its strategy, as compared to $13 million in the first three months of 2024. Teradata expects that approximately $30 to $35 million in cash will be used during 2025 in connection with the implementation of the Restructuring discussed in Note 13 of Notes to Condensed Consolidated Financial Statements (Unaudited).
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
The table below shows net cash provided by operating activities and net cash used in investing activities related to capital expenditures, along with free cash flow, for the following periods:

	Three Months Ended March 31,
In millions	2025	2024
Net cash provided by operating activities	$8	$27
Less:
Expenditures for property and equipment	(1)	(6)
Additions to capitalized software	—	—
Free cash flow	$7	$21
Financing activities and certain other investing activities, are not included in our calculation of free cash flow. As disclosed in Note 5 of Notes to Condensed Consolidated Financial Statements (Unaudited), during the three months ended March 31, 2024, we entered into a Blue Chip Swap transaction in order to remit cash from our Argentine operations that resulted in a pre-tax loss on investment of $2 million that was reported as an investing activity for cash flow purposes. There were no other material other investing activities for the three months ended March 31, 2025.
Teradata’s financing activities for the three months ended March 31, 2025 and 2024 primarily consisted of cash outflows for share repurchases and payments on our finance leases. At March 31, 2025, we had no outstanding borrowings on our $400 million Revolving Facility (as defined below).
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

•Our open market share repurchase program provides for the repurchase of Teradata stock periodically on an ongoing basis in open market transactions, through 10b5-1 programs, through accelerated share repurchase programs, in privately negotiated transactions, or through the use of derivative instruments, in accordance with applicable securities rules regarding issuer repurchases. The open market share repurchase program will expire on December 31, 2025. On November 1, 2021, our Board of Directors authorized an additional $1 billion for share repurchases under the open market share repurchase program. There is a total authority of $313 million remaining under the open market share repurchase program as of March 31, 2025.
In the aggregate under the dilution offset share repurchase program and the open market share repurchase program, we repurchased approximately 1.6 million shares of common stock at an average price per share of $27.92 in the three months ended March 31, 2025.
Share repurchases are reported on a trade date basis. Our share repurchase activity depends on factors such as our working capital needs, our cash requirements for capital investments, our stock price, and economic and market conditions.
Other financing activities, including net share settlement for the payroll tax liability of section 16 officers (as discussed in Item 2. Unregistered Sales of Equity Securities and Use of Proceeds), offset by proceeds from the ESPP and the exercise of stock options, net of tax was a net outflow of $2 million for the three months ended March 31, 2025 and a net outflow of $6 million for the three months ended March 31, 2024. The ESPP proceeds are included in other financing activities, net in the Condensed Consolidated Statements of Cash Flows (Unaudited).
Our total cash and cash equivalents held outside the United States in various foreign subsidiaries was $330 million as of March 31, 2025 and $350 million as of December 31, 2024. The remaining balance held in the United States ("U.S.") was $38 million as of March 31, 2025 and $70 million as of December 31, 2024. The Company expects that a majority of its foreign earnings will be repatriated to the U.S. Effective January 1, 2018, the U.S. moved to a territorial system of international taxation, and as such will generally not subject future foreign earnings to U.S. taxation upon repatriation in future years.
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
The Company’s ability to generate positive cash flows from operations is dependent on general economic conditions, competitive pressures, and other business and risk factors described in the 2024 Annual Report and elsewhere in this Quarterly Report on Form 10-Q. If the Company is unable to generate sufficient cash flows from operations, or otherwise comply with the terms of the Credit Facility or its term loan agreement, the Company may be required to seek additional financing alternatives.
Long-term Debt. On June 28, 2022, we entered into a Credit Agreement that provides for (i) a five-year unsecured term loan in an aggregate principal amount of $500 million (the "Term Loan"), and (ii) a five-year unsecured revolving credit facility in an aggregate principal amount of up to $400 million, including a $50 million sublimit for the issuance of standby letters of credit and a $50 million sublimit for swingline loans (the "Revolving Facility" and, collectively with the Term Loan, the "Credit Facility"). Our long-term debt is discussed in Note 10 of Notes to Condensed Consolidated Financial Statements (Unaudited). In addition, as disclosed in Note 7 of Notes to Condensed Consolidated Financial Statements (Unaudited), Teradata entered into an interest rate swap to hedge approximately 90% (or $433 million as of March 31, 2025) of the floating interest rate of the outstanding principal of the $500 million Term Loan and a cross currency swap to hedge a portion of Euro currency exposure of its net investment in certain foreign subsidiaries. As of March 31, 2025, the Company had no borrowings outstanding under the Revolving Facility, leaving $400 million in borrowing capacity available under the Revolving Facility and the Term Loan principal outstanding was $475 million.
On September 21, 2023, the Credit Agreement was amended to establish key performance indicators with respect to certain environmental, social, and governance ("ESG") targets, pursuant to which certain positive or negative adjustments would be made to various fees and applicable margin based on Teradata’s performance against such ESG targets.

Contractual and Other Commercial Commitments. There has been no significant change in our contractual and other commercial commitments as described in the 2024 Annual Report. Our commitments and contingencies are discussed in Note 8 of Notes to Condensed Consolidated Financial Statements (Unaudited).
Critical Accounting Policies and Estimates
Our financial statements are prepared in accordance with GAAP. In connection with the preparation of these financial statements, we are required to make assumptions, estimates and judgments that affect the reported amounts of assets, liabilities, revenues, expenses and the related disclosure of contingent liabilities. These assumptions, estimates and judgments are based on historical experience and assumptions that are believed to be reasonable at the time. However, because future events and their effects cannot be determined with certainty, the determination of estimates requires the exercise of judgment. Our critical accounting policies are those that require assumptions to be made about matters that are highly uncertain. Different estimates could have a material impact on our financial results. Judgments and uncertainties affecting the application of these policies and estimates may result in materially different amounts being reported under different conditions or circumstances. Our management periodically reviews these estimates and assumptions to ensure that our financial statements are presented fairly and are materially correct. We assessed certain accounting matters that generally require consideration of forecasted financial information in context with the information reasonably available to us as of March 31, 2025 and through the date of this report. The accounting matters assessed included, but were not limited to, our allowance for doubtful accounts, stock-based compensation, the carrying value of our goodwill and other long-lived assets, financial assets, valuation allowances for tax assets and revenue recognition.
In many cases, the accounting treatment of a particular transaction is specifically dictated by GAAP and does not require significant management judgment in its application. There are also areas in which management’s judgment in selecting among available alternatives would not produce a materially different result. The significant accounting policies and estimates that we believe are the most critical to aid in fully understanding and evaluating our reported financial results are discussed in the 2024 Annual Report. Teradata’s senior management has reviewed these critical accounting policies and related disclosures and determined that there were no significant changes in our critical accounting policies in the three months ended March 31, 2025.
New Accounting Pronouncements
See discussion in Note 2 of Notes to Condensed Consolidated Financial Statements (Unaudited) for new accounting pronouncements.
Item 3. Quantitative and Qualitative Disclosures About Market Risk.
There have not been any material changes to the market risk factors previously disclosed in Part II, Item 7A of the 2024 Annual Report.

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
Based on their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2025, our disclosure controls and procedures were effective to provide reasonable assurance that the information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.
Changes in Internal Control over Financial Reporting
We have implemented a new global cloud enterprise resource planning ("ERP") system which occurred in phases throughout 2024 and the first quarter of 2025. The ERP system is designed to improve and modernize the efficiency of certain financial and related transaction processes, accurately maintain Teradata’s financial records, enhance operational functionality, and provide timely information to our management team related to the operation of the business. We expect that the new ERP system will enhance and modernize our overall system of internal controls over financial reporting through further automation and integration of business processes. The Company completed pre-implementation and post-implementation internal control monitoring associated with the ERP system launch. While Teradata believes that this new ERP system will affect, and in some areas enhance, its internal control over financial reporting, there are inherent risks in implementing any new system, and we will continue to evaluate these control changes as part of our assessment of the control design and effectiveness throughout 2025.
Other than the ERP implementation, there have been no changes in our internal control over financial reporting that occurred during the last fiscal quarter ended March 31, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Part II—OTHER INFORMATION
Item 1. Legal Proceedings.
The information required to be set forth under this Part II, Item 1 is incorporated by reference to Note 8, Commitments and Contingencies—Legal Proceedings of the Notes to Condensed Consolidated Financial Statements (Unaudited) included in this Quarterly Report on Form 10-Q.
Item 1A. Risk Factors.
There have not been any material changes to the risk factors previously disclosed in Part I, Item IA of the 2024 Annual Report.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
Purchases of Company Common Stock

From time to time, the Company's Section 16 officers sell to the Company shares of the Company's common stock received upon vesting of restricted share units at the current market price to cover their withholding tax obligations. For the three months ended March 31, 2025, the total of these purchases was 269,427 shares at an average price of $24.33 per share.The following table provides information relating to the Company’s share repurchase programs for the three months ended March 31, 2025:

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Dilution Offset Program (1)	Total Number of Shares Purchased as Part of Publicly Announced Open Market Share Repurchase Program (2)	Maximum Dollar Value that May Yet Be Purchased Under the Dilution Offset Program	Maximum Dollar Value that May Yet Be Purchased Under the Open Market Share Repurchase Program
Month
January 2025	634,872	$31.50	—	634,872	$442,485	$331,609,730
February 2025	514,547	$27.39	19,405	495,142	$16,209	$317,969,936
March 2025	413,828	$23.09	218,758	195,070	$101,574	$313,419,831
First Quarter Total	1,563,247	$27.92	238,163	1,325,084	$101,574	$313,419,831
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

Item 3. Defaults Upon Senior Securities.
None
Item 4. Mine Safety Disclosures.
None
Item 5. Other Information.
During the three months ended March 31, 2025, other than the director and officer shown in the table below, no other director or officer of the Company adopted or terminated a "Rule 10b5-1 trading arrangement" or "non-Rule 10b5-1 trading arrangement," as each term is defined in Item 408(a) of Regulation S-K. Each individual noted below continues to be in compliance with the Company’s applicable stock ownership requirement when factoring in the potential sales contemplated under the Rule 10b5-1 Plans disclosed in the following table.

Name (Title)	Action	Date	Trading Arrangement		Aggregate Number of Shares that could be Sold under the Rule 10b5-1 Plan	Expiration Date
			Rule 10b5-1*	Non-Rule 10b5-1**
Timothy C. K. Chou (Director)	Adopted	February 21, 2025	x		6,216	August 22, 2025
Margaret A. Treese (Chief Legal Officer)	Adopted	February 28, 2025	x		Up to 37,104	April 27, 2026

* Intended to satisfy the affirmative defense of Rule 10b5-1(c).
**Not intended to satisfy the affirmative defense of Rule 10b5-1(c).

Item 6. Exhibits.

Exhibit Number per Item 601 of Regulation S-K	Description

3.1
Amended and Restated Certificate of Incorporation of Teradata Corporation as amended and restated on September 24, 2007 (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K dated September 25, 2007 (SEC file number 001-33458)).

3.2	Amended and Restated By-Laws of Teradata Corporation, as amended and restated on October 31, 2022 (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K dated November 1, 2022).

4.1	Common Stock Certificate of Teradata Corporation (incorporated by reference to Exhibit 4.1 to the Quarterly Report on Form 10-Q dated November 13, 2007 (SEC file number 001-33458)).

10.1*	Form of Performance-Based Restricted Share Unit Agreement (Cliff Vesting) under the Teradata 2023 Stock Incentive Plan, approved on February 21, 2025 (filed herewith).

10.2*	Form of Performance-Based Restricted Share United Agreement (Graded Vesting) under the Teradata 2023 Stock Incentive Plan, approved on February 21, 2025 (filed herewith).
10.3*	Amendment to Offer Letter between Mike Hutchinson and the Company dated February 24, 2025 (filed herewith).
10.4*	Offer Letter between Charles Smotherman and the Company dated March 24, 2025 (filed herewith).
10.5*	Form of Restricted Share Unit Agreement (Graded Vesting – Retention Award) for Interim CFO under the Teradata 2023 Stock Incentive Plan (filed herewith).
31.1	Certification pursuant to Rule 13a-14(a), dated May 7, 2025.

31.2	Certification pursuant to Rule 13a-14(a), dated May 7, 2025.

32	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated May 7, 2025.

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

* Management contract or compensatory plan, contract or arrangement.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TERADATA CORPORATION

Date: May 7, 2025	By:	/s/ Charles T. Smotherman
Charles T. Smotherman Interim Chief Financial Officer