Form 10-Q
period 2025-06-30
TERADATA CORP /DE/
filed 2025-08-06
CIK 816761

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2025
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐  No  ☒
At July 25, 2025, the registrant had approximately 94.5 million shares of common stock outstanding.

PART I—FINANCIAL INFORMATION

Part 1—FINANCIAL INFORMATION
A

Item 1.	Financial Statements.
Teradata Corporation
Condensed Consolidated Statements of Income (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
In millions, except per share amounts	2025	2024	2025	2024
Revenue
Subscription software licenses	$65	$73	$148	$163
Services and other	289	295	564	593
Total recurring	354	368	712	756
Perpetual software licenses, hardware and other	3	5	13	13
Consulting services	51	63	101	132
Total revenue	408	436	826	901
Cost of revenue
Subscription software licenses	5	5	10	10
Services and other	114	105	217	212
Total recurring	119	110	227	222
Perpetual software licenses, hardware and other	3	5	12	13
Consulting services	56	56	109	117
Total cost of revenue	178	171	348	352
Gross profit	230	265	478	549
Operating expenses
Selling, general and administrative expenses	135	131	251	292
Research and development expenses	71	68	137	143
Total operating expenses	206	199	388	435
Income from operations	24	66	90	114
Other expense, net
Interest expense	(6)	(7)	(13)	(15)
Interest income	2	2	5	6
Other expense	(7)	(6)	(11)	(18)
Total other expense, net	(11)	(11)	(19)	(27)
Income before income taxes	13	55	71	87
Income tax expense	4	18	18	30
Net income	$9	$37	$53	$57
Net income per common share
Basic	$0.09	$0.38	$0.56	$0.59
Diluted	$0.09	$0.38	$0.55	$0.58
Weighted average common shares outstanding
Basic	95.3	96.5	95.2	97.0
Diluted	96.0	97.4	97.0	98.9
See Notes to Condensed Consolidated Financial Statements (Unaudited).

Teradata Corporation
Condensed Consolidated Statements of Comprehensive Income (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
In millions	2025	2024	2025	2024
Net income	$9	$37	$53	$57
Other comprehensive income (loss):
Foreign currency translation adjustments	18	(5)	26	(15)
Unrealized (loss) gain on cross-currency net investment hedge, before tax	(13)	2	(18)	5
Unrealized (loss) gain on cross-currency net investment hedge, tax portion	3	—	4	(1)
Total currency translation adjustments	8	(3)	12	(11)
Derivatives:
Unrealized (loss) gain on derivatives, before tax	(2)	1	(6)	6
Unrealized (loss) gain on derivatives, tax portion	—	(1)	1	(2)
Unrealized (loss) gain on derivatives, net of tax	(2)	—	(5)	4
Defined benefit plans:
Defined benefit plan adjustment, before tax	2	2	4	4
Defined benefit plan adjustment, tax portion	(1)	—	(1)	(1)
Defined benefit plan adjustment, net of tax	1	2	3	3
Other comprehensive income (loss)	7	(1)	10	(4)
Comprehensive income	$16	$36	$63	$53
See Notes to Condensed Consolidated Financial Statements (Unaudited).

Teradata Corporation
Condensed Consolidated Balance Sheets (Unaudited)

In millions, except per share amounts	June 30, 2025	December 31, 2024
Assets
Current assets
Cash and cash equivalents	$369	$420
Accounts receivable, net	293	234
Inventories	5	18
Other current assets	90	77
Total current assets	757	749
Property and equipment, net	205	185
Right of use assets - operating lease, net	9	8
Goodwill	400	394
Capitalized contract costs, net	37	46
Deferred income taxes	231	226
Other assets	98	96
Total assets	$1,737	$1,704
Liabilities and stockholders’ equity
Current liabilities
Current portion of long-term debt	$25	$25
Current portion of finance lease liability	60	57
Current portion of operating lease liability	4	4
Accounts payable	115	106
Payroll and benefits liabilities	84	111
Deferred revenue	521	512
Other current liabilities	89	115
Total current liabilities	898	930
Long-term debt	443	455
Finance lease liability	46	30
Operating lease liability	5	5
Pension and other postemployment plan liabilities	108	104
Long-term deferred revenue	12	10
Deferred tax liabilities	10	9
Other liabilities	39	28
Total liabilities	1,561	1,571
Commitments and contingencies (Note 8)
Stockholders’ equity
Preferred stock: par value $0.01 per share, 100.0 shares authorized, no shares issued and outstanding at June 30, 2025 and December 31, 2024, respectively	—	—
Common stock: par value $0.01 per share, 500.0 shares authorized, 94.7 and 95.1 shares issued at June 30, 2025 and December 31, 2024, respectively	1	1
Paid-in capital	2,244	2,192
Accumulated deficit	(1,932)	(1,913)
Accumulated other comprehensive loss	(137)	(147)
Total stockholders’ equity	176	133
Total liabilities and stockholders’ equity	$1,737	$1,704
See Notes to Condensed Consolidated Financial Statements (Unaudited).

Teradata Corporation
Condensed Consolidated Statements of Cash Flows (Unaudited)

	Six Months Ended June 30,
In millions	2025	2024
Operating activities
Net income	$53	$57
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	43	53
Stock-based compensation expense	53	63
Deferred income taxes	4	8
Loss on Blue Chip Swap	—	3
Changes in assets and liabilities:
Receivables	(59)	38
Inventories	13	(9)
Current payables and accrued expenses	(54)	(64)
Deferred revenue	11	(53)
Other assets and liabilities	(13)	(26)
Net cash provided by operating activities	51	70
Investing activities
Expenditures for property and equipment	(5)	(9)
Additions to capitalized software	—	(1)
Other investing activities, net	(1)	(3)
Net cash used in investing activities	(6)	(13)
Financing activities
Repurchases of common stock	(72)	(171)
Repayments of long-term borrowings	(12)	(6)
Payments of finance leases	(33)	(37)
Other financing activities, net	(2)	(6)
Net cash used in financing activities	(119)	(220)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	23	(22)
Decrease in cash, cash equivalents and restricted cash	(51)	(185)
Cash, cash equivalents and restricted cash at beginning of period	421	486
Cash, cash equivalents and restricted cash at end of period	$370	$301

Supplemental cash flow disclosure:
Assets acquired under operating lease	$2	$1
Assets acquired under finance lease	$52	$18
Reconciliation of cash, cash equivalents and restricted cash to the Condensed Consolidated Balance Sheets:

	June 30, 2025	December 31, 2024
Cash and cash equivalents	$369	$420
Restricted cash	1	1
Total cash, cash equivalents and restricted cash	$370	$421

See Notes to Condensed Consolidated Financial Statements (Unaudited).

Teradata Corporation
Condensed Consolidated Statements of Changes in Stockholders’ Equity (Unaudited)

	Common Stock		Paid-in	Accumulated	Accumulated Other Comprehensive
In millions	Shares	Amount	Capital	Deficit	Loss	Total
December 31, 2024	95	$1	$2,192	$(1,913)	$(147)	$133
Net income	—	—	—	44	—	44
Employee stock compensation, employee stock purchase programs and option exercises, net of tax	2	—	22	—	—	22
Repurchases of common stock, retired	(1)	—	—	(44)	—	(44)
Pension and postemployment benefit plans, net of tax	—	—	—	—	2	2
Unrealized loss on derivatives, net of tax	—	—	—	—	(3)	(3)
Currency translation adjustment	—	—	—	—	4	4
March 31, 2025	96	$1	$2,214	$(1,913)	$(144)	$158
Net income	—	—	—	9	—	9
Employee stock compensation, employee stock purchase programs and option exercises, net of tax	—	—	30	—	—	30
Repurchases of common stock, retired	(1)	—	—	(28)	—	(28)
Pension and postemployment benefit plans, net of tax	—	—	—	—	1	1
Unrealized loss on derivatives, net of tax	—	—	—	—	(2)	(2)
Currency translation adjustment	—	—	—	—	8	8
June 30, 2025	95	$1	$2,244	$(1,932)	$(137)	$176

	Common Stock		Paid-in	Accumulated	Accumulated Other Comprehensive
In millions	Shares	Amount	Capital	Deficit	Loss	Total
December 31, 2023	98	$1	$2,074	$(1,811)	$(129)	$135
Net income	—	—	—	20	—	20
Employee stock compensation, employee stock purchase programs and option exercises, net of tax	3	—	29	—	—	29
Repurchases of common stock, retired	(3)	—	—	(127)	—	(127)
Pension and postemployment benefit plans, net of tax	—	—	—	—	1	1
Unrealized gain on derivatives, net of tax	—	—	—	—	4	4
Currency translation adjustment	—	—	—	—	(8)	(8)
March 31, 2024	98	$1	$2,103	$(1,918)	$(132)	$54
Net income	—	—	—	37	—	37
Employee stock compensation, employee stock purchase programs and option exercises, net of tax	—	—	28	—	—	28
Repurchases of common stock, retired	(2)	—	—	(43)	—	(43)
Pension and postemployment benefit plans, net of tax	—	—	—	—	2	2
Currency translation adjustment	—	—	—	—	(3)	(3)
June 30, 2024	96	$1	$2,131	$(1,924)	$(133)	$75

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
2. New Accounting Pronouncements
In December 2023, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2023-09, "Income Taxes (Topic 740): Improvements to Income Tax Disclosures." This standard enhances disclosures related to income taxes, including the rate reconciliation and information on income taxes paid. This ASU became effective for annual periods beginning after December 15, 2024. We are assessing the impact of this ASU and upon adoption may be required to include certain additional disclosures in the footnotes to our annual Consolidated Financial Statements.
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

3. Revenue from Contracts with Customers
Disaggregation of Revenue from Contracts with Customers
The following table presents a disaggregation of revenue:

	Three Months Ended June 30,			Six Months Ended June 30,
in millions	2025	2024	*	2025	2024	*
United States
Recurring	$187	$201		$382	$423
Perpetual software licenses and hardware	1	1		5	6
Consulting services	13	19		28	40
Total United States	201	221		415	469
International
Recurring	$167	$167		$330	$333
Perpetual software licenses and hardware	2	4		8	7
Consulting services	38	44		73	92
Total International	207	215		411	432
Total Revenue	$408	$436		$826	$901

* Prior period information has been reclassified to conform to the current period presentation.
Rental revenue, which is included in recurring revenue in the above table, was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
in millions	2025	2024	2025	2024
Rental revenue*	$51	$54	$100	$109
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

The following table provides information about receivables, contract assets and deferred revenue from contracts with customers:

	As of
in millions	June 30, 2025	December 31, 2024
Accounts receivable, net	$293	$234
Contract assets	$3	$4
Current deferred revenue	$521	$512
Long-term deferred revenue	$12	$10
Revenue recognized during the six months ended June 30, 2025 from amounts included in deferred revenue at the beginning of the period was $344 million.
Transaction Price Allocated to Unsatisfied Obligations
The following table includes estimated revenue expected to be recognized in the future related to the Company's unsatisfied (or partially satisfied) obligations at June 30, 2025:

in millions	Total at June 30, 2025	Year 1	Year 2 and Thereafter
Remaining unsatisfied obligations	$1,841	$1,233	$608
The amounts above represent the price of firm orders for which work has not been performed or goods have not been delivered and exclude unexercised contract options outside the stated contractual term that do not represent material rights to the customer. Although the Company believes that the contract value in the above table is firm, approximately $985 million of the amount is under contracts that are subject to customer-only general cancellation for convenience terms that the Company is contractually obligated to perform unless the customer notifies us of cancellation. The Company expects to recognize revenue of approximately $453 million in the next year from contracts that are non-cancelable. The Company believes the inclusion of this information is important to understanding the obligations that the Company is contractually required to perform and provides useful information regarding remaining obligations related to these executed contracts.
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

in millions	December 31, 2024	Capitalized	Amortization	June 30, 2025
Capitalized contract costs	$46	$3	$(12)	$37

in millions	December 31, 2023	Capitalized	Amortization	June 30, 2024
Capitalized contract costs	$68	$2	$(18)	$52

5. Supplemental Financial Information

	As of
In millions	June 30, 2025	December 31, 2024
Deferred revenue
Deferred revenue, current	$521	$512
Long-term deferred revenue	12	10
Total deferred revenue	$533	$522

	Three Months Ended June 30,		Six Months Ended June 30,
In millions	2025	2024	2025	2024
Other expense
Foreign currency losses	$4	$2	$4	$11
Other	3	4	7	7
Total Other expense	$7	$6	$11	$18
Argentina Blue Chip Swap Transaction
The Central Bank of Argentina maintains currency controls that limit our ability to access United States ("U.S.") dollars in Argentina and remit cash from our Argentine operations. There is a foreign exchange mechanism known as Blue Chip Swaps, which effectively results in a parallel U.S. dollar exchange rate. The Company completed a Blue Chip Swap transaction during the three months ended June 30, 2025, that resulted in an immaterial pre-tax loss on investment. During the three and six months ended June 30, 2024, we entered into Blue Chip Swap transactions in order to remit cash from our Argentine operations that resulted in pre-tax loss on investment of $1 million and $3 million, respectively.
6. Income Taxes
Income tax provisions for interim periods are based on estimated annual income tax rates, adjusted to reflect the effects of any significant infrequent or unusual items which are required to be discretely recognized within the current interim period. The Company expects that a majority of its foreign earnings will be repatriated back to the U.S.. As a result, the effective tax rates in the periods presented are largely based upon the forecasted pre-tax earnings mix and allocation of certain expenses in various taxing jurisdictions where the Company conducts its business.

The effective tax rate is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
In millions	2025	2024	2025	2024
Effective tax rate	30.8%	32.7%	25.4%	34.5%

For the three months ended June 30, 2025, the Company recorded $1 million of net discrete tax expense, a majority of which related to additional tax expense from stock-based compensation vesting.
For the three months ended June 30, 2024, the Company recorded $1 million of net discrete tax expense, a majority of which related to additional tax expense from stock-based compensation vesting.
For the six months ended June 30, 2025, the Company had no material net discrete tax adjustment, as the discrete tax benefit recognized in the first quarter of 2025 related to the reversal of uncertain tax positions due to the Company's completion of its IRS audit of its 2020 tax return, which was offset by incremental tax expense from stock-based compensation vesting.

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
The Company estimates its annual effective tax rate for 2025 to be approximately 27.5%, which takes into consideration, among other things, the forecasted earnings mix by jurisdiction and the impact of discrete tax items to be recognized in 2025. Under U.S. tax law, U.S. shareholders are subject to a tax on global intangible low-taxed income ("GILTI") earned by certain foreign subsidiaries. The Company has elected to provide for the tax expense related to GILTI in the year in which the tax is incurred. Effective on January 1, 2022, the U.S. tax law changed and now requires R&D expenses to be capitalized and amortized for tax purposes under Internal Revenue Code Section 174, which increases the Company's GILTI tax liability. The Company is currently forecasting approximately $2 million of tax expense related to GILTI in our marginal effective tax rate for 2025.
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
On June 28, 2022, Teradata executed a five-year Secured Overnight Financing Rate ("SOFR") interest rate swap, to fix the interest rate on approximately 90% of the principal balance of the $500 million term loan, with an initial notional amount of $450 million. The Company uses interest rate swaps to manage interest rate risks on future interest payments caused by interest rate changes on its variable rate term loan. The notional amount of the hedge steps down according to the amortization schedule of the term loan. The notional amount of the hedge was $428 million as of June 30, 2025.
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
The following table identifies the contract notional amount of the Company’s derivative financial instruments:

	As of
In millions	June 30, 2025	December 31, 2024
Contract notional amount of foreign exchange forward contracts	$110	$70
Net contract notional amount of foreign exchange forward contracts	$75	$21
Contract notional amount of foreign currency exchange (net investment hedge)	$150	$150
Contract notional amount of interest rate swap	$428	$439
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

On June 19, 2018, the Company and certain of its subsidiaries filed a lawsuit (the "TD-SAP 1" suit) in the U.S. District Court for the Northern District of California against SAP SE, SAP America, Inc., and SAP Labs, LLC (collectively, "SAP"). In the TD-SAP 1 lawsuit, the Company alleged, among other things, that SAP misappropriated certain of the Company’s trade secrets within the Company’s enterprise data analytics and warehousing products and used such trade secrets to help develop, improve, introduce, and sell one or more competing products. The Company further alleged that SAP employed anticompetitive practices using its substantial market position in the enterprise resource planning applications market to pressure the Company’s customers and prospective customers to use one or more of SAP's competing products and reduce or eliminate customers' and prospective customers' use of the Company's offerings. The Company sought an injunction barring SAP’s alleged conduct, monetary damages, and other available legal and equitable relief. In July 2019, SAP filed patent infringement counterclaims against the Company based on five of SAP’s U.S. patents. On August 31, 2020, the Company filed a second lawsuit against SAP (the "TD-SAP 2" suit) in the U.S. District Court for the Northern District of California, in which the Company alleged infringement by SAP of four of the Company's U.S. patents. On February 16, 2021, SAP filed additional patent infringement counterclaims against the Company in response. On the same day, SAP also filed a lawsuit in Germany (the "TD-SAP 3" suit) for infringement of a single German patent. In November 2021, the district court dismissed the Company’s antitrust claims and most of its trade secret claims in the TD-SAP 1 suit. In December 2021, the Company appealed that decision to the U.S. Court of Appeals for the Federal Circuit in Washington, D.C. That Court ruled the appeal should be decided by the Ninth Circuit Court of Appeals and transferred the appeal to the Ninth Circuit, where a three-judge panel heard oral arguments on February 12, 2024. Soon after, the Company and SAP entered into a partial settlement agreement that resulted in full dismissal of all claims and counterclaims in the TD-SAP 2 suit in California and the TD-SAP 3 suit in Germany, as well as a stay of all claims and counterclaims remaining in the TD-SAP 1 suit pending resolution of the Company’s appeal. On December 19, 2024, the Ninth Circuit panel ruled in the Company’s favor, overturning the district court’s summary judgment decision with respect both to the antitrust claims and the trade secret claims, and remanding to the district court for further proceedings. On January 23, 2025, SAP petitioned the Ninth Circuit for rehearing en banc. The Ninth Circuit denied SAP’s rehearing petition on March 4, 2025, and issued its mandate returning the case to the district court on April 1, 2025. On June 2, 2025, SAP petitioned for a writ of certiorari to the Supreme Court challenging the Ninth Circuit’s reasoning on applicability of the per se rule to the Company’s antitrust claim. SAP moved both the Ninth Circuit and the district court to stay proceedings pending the Supreme Court’s ruling on the writ of certiorari petition; both motions were denied and the district court scheduled trial to begin on April 13, 2026. Currently, it is not possible to determine the likelihood of a loss or a reasonably estimated range of loss, if any, pertaining to any of SAP’s remaining patent counterclaims in the TD-SAP 1 lawsuit.
On June 14, 2024, a putative securities class action lawsuit was filed against the Company and certain of its officers in the United States District Court for the Southern District of California (the "Court"), captioned Ostrander v. Teradata Corporation, No. 24-cv-01034 (S.D. Cal.). The complaint asserts claims for alleged violations of federal securities laws related to statements concerning the Company’s business and 2023 financial outlook for Total ARR and Public Cloud ARR. The plaintiff seeks to represent a class of certain persons who purchased or otherwise acquired the Company’s stock during the period from February 13, 2023 to February 12, 2024 and seeks unspecified damages and other relief. On December 6, 2024, the lead plaintiff in the case filed an amended complaint, after which the Company filed a motion to dismiss on February 4, 2025. Briefing on the motion is complete. The Company disputes the allegations in the amended complaint and intends to defend the case vigorously. The case is at an early stage, and the Company cannot reasonably estimate the amount of any potential financial loss or cost that could result from this lawsuit.
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
Concentrations of Risk. The Company is potentially subject to concentrations of credit risk on accounts receivable and financial instruments such as hedging instruments, and cash and cash equivalents. Credit risk includes the risk of nonperformance by counterparties. The maximum potential loss may exceed the amount recognized on the balance sheet. Exposure to credit risk is managed through credit approvals, credit limits, selecting major international financial institutions (as counterparties to hedging transactions) and monitoring procedures. Teradata’s business often involves large transactions with customers, and if one or more of those customers were to default in its obligations under applicable contractual arrangements, the Company could be exposed to potentially significant losses. However, management believes that the reserves for potential losses were adequate at June 30, 2025 and December 31, 2024.
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
When deemed appropriate, the Company minimizes its exposure to changes in foreign currency exchange rates through the use of derivative financial instruments, specifically, foreign exchange forward contracts. Additionally, in June 2022, Teradata executed a five-year interest rate swap with a $450 million initial notional amount in order to hedge the variable interest rate on its term loan and a four-year cross-currency swap with initial notional amounts of €143 million/$150 million, as a net investment hedge to hedge the Euro currency exposure of our net investment in certain foreign subsidiaries. The fair value of these contracts and swaps are measured at the end of each interim reporting period using observable inputs other than quoted prices, specifically market spot and forward exchange rates. As such, these derivative instruments are classified within Level 2 of the valuation hierarchy. Fair value of unrealized gains for open contracts are recorded in other assets and the fair value of unrealized losses are recorded in other liabilities in the Company's balance sheet. The fair value of foreign exchange forward contract assets and liabilities at June 30, 2025 and December 31, 2024 was not material. Realized gains and losses from the Company’s fair value and net investment hedges net of corresponding gains or losses on the underlying exposures were immaterial for the three and six months ended June 30, 2025 and 2024.
The Company’s other assets and liabilities measured at fair value on a recurring basis and subject to fair value disclosure requirements at June 30, 2025 and December 31, 2024 were as follows:

		Fair Value Measurements at Reporting Date Using
In millions	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Money market funds at June 30, 2025	$73	$73	$—	$—
Money market funds at December 31, 2024	$151	$151	$—	$—

Interest rate swap at June 30, 2025	$3	$—	$3	$—
Interest rate swap at December 31, 2024	$9	$—	$9	$—

Foreign currency swap at December 31, 2024	$1	$—	$1	$—

Liabilities
Foreign currency swap at June 30, 2025	$18	$—	$18	$—
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
All outstanding borrowings pursuant to the Revolving Facility are due and payable on June 28, 2027, however, the maturity date of the Revolving Facility may be extended by agreement of the parties for up to two additional one-year periods. The Term Loan is payable in quarterly installments, which commenced on June 30, 2024, with 1.25% of the initial principal amount due on each of the first twelve payment dates, with all remaining principal due on June 28, 2027. Under the terms of the Credit Facility, Teradata from time to time and subject to certain conditions may increase the lending commitments under the Credit Facility in an aggregate principal amount up to an additional $450 million, to the extent that existing or new lenders agree to provide such additional commitments. The outstanding principal amount of the Credit Facility bears interest at a floating rate based upon, at Teradata’s option, a negotiated base rate or an adjusted term SOFR rate, plus in each case, a margin based on the Company's leverage ratio. As disclosed in Note 7, in June 2022, Teradata entered into an interest rate swap to hedge approximately 90% (or $428 million as of June 30, 2025) of the floating interest rate of the total $500 million Term Loan and a cross currency swap to hedge a portion of Euro currency exposure of its net investment in certain foreign subsidiaries.
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
As of June 30, 2025, the Company had no borrowings outstanding under the Revolving Facility, leaving $400 million in borrowing capacity available under the Revolving Facility and the Term Loan principal outstanding was $469 million. The Term Loan is recognized on the Company's balance sheet at the unpaid principal balance, net of deferred issuance costs, and is not subject to fair value measurement. The Company was in compliance with all covenants under the Credit Facility as of June 30, 2025.
For the three months ended June 30, 2025 and June 30, 2024, the blended all-in interest rate on the Credit Facility was 4.17% and 4.41%, respectively.
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

	Three Months Ended June 30,		Six Months Ended June 30,
In millions, except per share amounts	2025	2024	2025	2024
Net income attributable to common stockholders	$9	$37	$53	$57
Weighted average outstanding shares of common stock	95.3	96.5	95.2	97.0
Dilutive effect of employee stock options, restricted stock and other stock awards	0.7	0.9	1.8	1.9
Common stock and common stock equivalents	96.0	97.4	97.0	98.9
Net income per share:
Basic	$0.09	$0.38	$0.56	$0.59
Diluted	$0.09	$0.38	$0.55	$0.58
Options to purchase 0.1 million shares in the three and six months ended June 30, 2025, respectively, were not included in the computation of diluted earnings per share because the exercise prices of these options were greater than the average market price of the common shares for the period, and therefore would have been anti-dilutive. There were no anti-dilutive options excluded for the three and six months ended June 30, 2024.
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

The following table presents segment revenue and segment gross profit for the Company:

	Three Months Ended June 30,		Six Months Ended June 30,
In millions	2025	2024	2025	2024
Segment revenue
Product Sales	$357	$373	$725	$769
Consulting Services	51	63	101	132
Total revenue	408	436	826	901
Segment cost of revenue
Product Sales (1)	118	111	233	229
Consulting Services (2)	52	54	103	112
Total segment cost of revenue	170	165	336	341
Segment gross profit
Product Sales	239	262	492	540
Consulting Services	(1)	9	(2)	20
Total segment gross profit	238	271	490	560
Stock-based compensation expense	5	5	9	9
Acquisition, integration, reorganization, and transformation-related costs	3	1	3	2
Total gross profit	230	265	478	549
Selling, general and administrative expenses	135	131	251	292
Research and development expenses	71	68	137	143
Income from operations	$24	$66	$90	$114
(1) Cost of Product Sales, for the three months ended June 30, included product costs of $59 million in 2025 and $54 million in 2024 for Public Cloud fees and direct product and third-party software costs associated with the Company's perpetual product sales. Depreciation expense for the three months ended June 30, included in Cost of Product Sales, was $19 million in 2025, and $20 million in 2024. The remaining cost of Product Sales included payroll and benefits costs, and corporate allocations including back-office information technology, real estate, and other support services. Cost of Product Sales, for the six months ended June 30, included product costs of $123 million in 2025 and $109 million in 2024 for Public Cloud fees and direct product and third-party software costs associated with the Company's perpetual product sales. Depreciation expense for the six months ended June 30, included in Cost of Product Sales, was $35 million in 2025, and $41 million in 2024. The remaining cost of Product Sales included payroll and benefits costs, and corporate allocations including back-office information technology, real estate, and other support services.
(2) Cost of Consulting Services, for the three months ended June 30, included payroll and benefit costs of $33 million in 2025 and $34 million in 2024. The remaining cost of Consulting Services included corporate allocations, including back-office information technology, real estate, and other support services. Cost of Consulting Services, for the six months ended June 30, included payroll and benefit costs of $65 million in 2025 and $71 million in 2024. The remaining cost of Consulting Services included corporate allocations, including back-office information technology, real estate, and other support services.

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
During the six months ended June 30, 2025, the Company recognized cost of revenue of $2 million for employee severance and other employee-related costs associated with the Restructuring and $5 million in selling, general and administrative expenses were recorded. There was no impact to the segment gross profit.
Cash paid related to the Restructuring was $11 million in 2025. Not included in the table below are approximately $8 million in 2025 of cash payments for international employees which did not have a material impact on the Condensed Consolidated Statements of Income as the Company accounts for its International postemployment benefits under Accounting Standards Codification 712, Compensation - Nonretirement Postemployment Benefits ("ASC 712"), which uses actuarial estimates to accrue for severance benefits over the course of employees' service period.

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

The 2025 activity and the reserves related to the Restructuring are as follows:

In millions	Balance at December 31, 2024	Expense accruals	Cash payments	Balance at June 30, 2025
Employee separation benefits	$5	$7	$(3)	$9

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

•Total Annual Recurring Revenue ("Total ARR") - annual value at a point in time of all recurring contracts, including subscription, cloud, software upgrade rights, and maintenance. Total ARR does not include managed services.

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

Second Quarter Financial Overview
As more fully discussed in later sections of this MD&A, the following were what we view as the more significant financial items for the second quarter of 2025:
•At the end of the second quarter of 2025, Total ARR was $1.489 billion compared to $1.465 billion at the end of the second quarter of 2024, increasing 2% as compared to the second quarter of 2024, including a 2% positive impact from foreign currency fluctuations.
•At the end of the second quarter of 2025, Public Cloud ARR was $634 million compared to $542 million at the end of the second quarter of 2024, increasing 17% as compared to the second quarter of 2024, including a 2% positive impact from foreign currency fluctuations.
•Total revenue was $408 million for the second quarter of 2025, decreasing by $28 million compared to the second quarter of 2024, with recurring revenue down 4%. Perpetual software licenses, hardware and other revenue reduced by 40%, and consulting services revenue decreased 19%. Foreign currency fluctuations had a 1% positive impact on total revenue for the quarter compared to the prior year.
•Gross margin decreased to 56.4% in the second quarter of 2025 from 60.8% in the second quarter of 2024, primarily due to lower consulting services margin rates, which were largely driven by lower overall consulting services revenue compared to the prior year, and lower recurring revenue margin rates, primarily due to a higher mix of Public Cloud revenues versus on-premises revenue as compared to the prior-year period.
•Operating expenses for the second quarter of 2025 increased 4% compared to the second quarter of 2024, largely due to the impact of severance charges in the second quarter of 2025 partially offset by lower employee compensation expenses due to the impact of restructuring actions taken in the prior year.
•Operating income was $24 million in the second quarter of 2025, compared to $66 million in the second quarter of 2024.
•Net income in the second quarter of 2025 was $9 million, compared to $37 million in the second quarter of 2024.
•Cloud Net Expansion Rate for the second quarter of 2025 was 112%, compared to 123% for the second quarter of 2024.

Results of Operations for the Three Months Ended June 30, 2025
Compared to the Three Months Ended June 30, 2024
Revenue

		% of		% of
In millions	2025	Revenue	2024	Revenue
Recurring	$354	86.8%	$368	84.4%
Perpetual software licenses, hardware and other	3	0.7%	5	1.1%
Consulting services	51	12.5%	63	14.4%
Total revenue	$408	100%	$436	100%
Total revenue decreased $28 million, or 6%, in the second quarter of 2025, including a 1% positive impact from foreign currency fluctuations. Recurring revenue decreased 4% as compared to the second quarter of 2024 with no material impact from foreign currency fluctuations. Recurring revenue for the second quarter of 2025 included growth from Public Cloud revenue, which was more than offset by a decrease in revenue from our on-premises business. Revenue from perpetual software licenses, hardware and other decreased $2 million year over year. Consulting services revenue decreased 19% in the second quarter of 2025, including a 1% positive impact from foreign currency fluctuations. The consulting services revenue decrease is an expected result of the lower order booking activity in the second half of 2024 and into 2025.
Financial and Performance Measures
Our Total ARR is composed of three main categories: (1) Public Cloud ARR, (2) ARR related to on-premises subscription-based contracts and private cloud ("Subscription ARR"), and (3) ARR related to our legacy perpetual maintenance and software upgrade rights. At June 30, 2025 and 2024 our Total ARR consisted of:

In millions	2025	2024
Public Cloud	$634	$542
Subscription	756	802
Maintenance and Software upgrade rights	99	121
Total ARR	$1,489	$1,465

Cloud Net Expansion rate	112%	123%
At the end of the second quarter of 2025, Total ARR increased 2% as compared to the second quarter of 2024. At the end of the second quarter of 2025, Public Cloud ARR increased 17% as compared to the second quarter of 2024, including a 2% positive impact from foreign currency fluctuations. Public Cloud ARR growth in the second quarter of 2025 was primarily driven by customer demand of Teradata VantageCloud, our Public Cloud offering. The decreases in subscription ARR and maintenance and software upgrade rights ARR were primarily driven by customer migrations to Public Cloud ARR, on-premises erosions, and some elongated deal closing cycles.
In the second quarter of 2025, we experienced the following trends:
•Customers expanding into additional cloud capabilities as they see value when they migrate to VantageCloud.
•Elongated deal closing cycles and some customers implementing cloud migration projects on a staged basis over time.
•Uncertain industry macro-economic environment resulting in delayed customer spending, including for our consulting services.
As a portion of the Company’s operations and revenue occur outside the United States, and in currencies other than the United States ("U.S.") dollar, the Company is exposed to fluctuations in foreign currency exchange rates. Based on currency rates as of July 31, 2025, Teradata is now estimating a (0.25)-to-0.25% impact from currency translation on our 2025 full-year total reported revenues.

We expect to see continued elongated deal closing cycles and that cloud migration activity with some customer accounts will continue to be implemented on a staged basis over time. We expect expansion and migration activity as the primary contributors for Public Cloud ARR growth in 2025.
Gross Profit

		% of		% of
In millions	2025	Revenue	2024	Revenue
Recurring	$235	66.4%	$258	70.1%
Perpetual software licenses, hardware and other	—	—%	—	—%
Consulting services	(5)	(9.8)%	7	11.1%
Total gross profit	$230	56.4%	$265	60.8%
The decrease in recurring revenue gross profit as a percentage of revenue was primarily due to a higher mix of Public Cloud revenues versus on-premises revenue as compared to the prior-year period, offset in part by continued improvement in our Public Cloud margin rate.
Perpetual software licenses, hardware and other gross profit as a percentage of revenue was flat year over year.
Consulting services gross profit as a percentage of revenue decreased as compared to the prior year primarily due to the decrease in revenue as compared to the prior-year period.
Operating Expenses

		% of		% of
In millions	2025	Revenue	2024	Revenue
Selling, general and administrative expenses	$135	33.1%	$131	30.0%
Research and development expenses	71	17.4%	68	15.6%
Total operating expenses	$206	50.5%	$199	45.6%
Selling, general and administrative ("SG&A") expense increased year over year due to the impact of severance charges in the current year and higher stock-based compensation expense partially offset by continued cost discipline focused on cost reductions across the Company. Research and development ("R&D") expense increased year over year due to additional investments in Public Cloud and AI-related technology opportunities.
Other Expense, net

In millions	2025	2024
Interest income	$2	$2
Interest expense	(6)	(7)
Other	(7)	(6)
Other expense, net	$(11)	$(11)
Other expense, net in the second quarter of 2025 and 2024 is comprised primarily of interest expense on long-term debt and finance leases, losses resulting from foreign currency transactions, as well as benefit costs on our pension and postemployment plans, partially offset by interest income earned on our cash and cash equivalents. Other expense is flat year over year as decreased interest expense and other items were offset by foreign currency losses of $2 million as compared to the prior period.
Provision for Income Taxes
Income tax provisions for interim periods are based on estimated annual income tax rates, adjusted to reflect the effects of any significant infrequent or unusual items which are required to be discretely recognized within the current interim period.

The effective tax rates for the three months ended June 30, 2025 and 2024 were as follows:

	2025	2024
Effective tax rate	30.8%	32.7%

For both the three months ended June 30, 2025, and June 30, 2024, the Company recorded $1 million of net discrete tax expense, a majority of which related to additional tax expense from stock-based compensation vestings.
On July 4, 2025, the One Big Beautiful Bill Act was signed into law in the U.S., which contains a broad range of tax reform provisions affecting businesses. The Company is currently evaluating the provisions of the new law and the potential effects on its financial position, results of operations, and cash flows. As the legislation was signed into law after the close of our second quarter, the impacts are not included in our operating results for the six months ended June 30, 2025.
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
We estimate that the full-year effective tax rate for 2025 will be approximately 27.5%, which takes into consideration, among other things, the forecasted earnings mix by jurisdiction, the estimated impact to GILTI tax (including the requirement to capitalize R&D for tax purposes), and the estimated discrete items to be recognized in 2025. The forecasted tax rate is based on the foreign profits being taxed at an overall effective tax rate of approximately 20%, as compared to the U.S. federal statutory tax rate of 21%.
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

Results of Operations for the Six Months Ended June 30, 2025
Compared to the Six Months Ended June 30, 2024
Revenue

		% of		% of
In millions	2025	Revenue	2024	Revenue
Recurring	$712	86.2%	$756	83.9%
Perpetual software licenses, hardware and other	13	1.6%	13	1.4%
Consulting services	101	12.2%	132	14.7%
Total revenue	$826	100%	$901	100%
Total revenue decreased $75 million, or 8%, in the first six months of 2025, with no material impact from foreign currency fluctuations. Recurring revenue decreased 6%, including 1% of negative impact from foreign currency fluctuations. Within recurring revenue, Public Cloud revenue increased primarily due to expansions and migrations.
Revenues from perpetual software licenses, hardware and other were flat year over year in the first six months of 2025.
Consulting services revenue decreased 23% in the first six months of 2025, with no material impact from foreign currency fluctuations. The consulting services revenue decrease is an expected result of the lower order booking activity in the second half of 2024 and into 2025.
Gross Profit

		% of		% of
In millions	2025	Revenue	2024	Revenue
Recurring	$485	68.1%	$534	70.6%
Perpetual software licenses, hardware and other	1	7.7%	—	—%
Consulting services	(8)	(7.9)%	15	11.4%
Total gross profit	$478	57.9%	$549	60.9%

Recurring revenue gross profit as a percentage of revenue was down from the prior year due to a higher mix of Public Cloud revenue as compared to on-premises revenue, which was partially offset by improvements in the Public Cloud margin rate.
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

Operating Expenses

		% of		% of
In millions	2025	Revenue	2024	Revenue
Selling, general and administrative expenses	$251	30.4%	$292	32.4%
Research and development expenses	137	16.6%	143	15.9%
Total operating expenses	$388	47.0%	$435	48.3%
SG&A expenses decreased 14% for the first six months of 2025 as compared to the prior year, primarily due to continued cost discipline focused on cost reductions across the Company and lower stock-based compensation expense.
R&D expenses decreased for the first six months of 2025 as compared to prior year, primarily due to continued cost discipline and lower stock-based compensation expense.
Other Expense, net

In millions	2025	2024
Interest income	$5	$6
Interest expense	(13)	(15)
Other	(11)	(18)
Other expense, net	$(19)	$(27)
Other expense, net for the six months of 2025 and 2024 is comprised primarily of interest expense on long-term debt and finance leases, losses resulting from foreign currency transactions, and benefit costs associated with our pension and postemployment plans, partially offset by interest income earned on our cash and cash equivalents. Other expense is lower in the first six months of 2025 as compared to the first six months of 2024 primarily due to $7 million lower costs resulting from foreign currency transactions compared to the prior period. Interest income is lower primarily due to lower average interest rates during the current year as compared to the prior period.
As disclosed in Note 5 of Notes to Condensed Consolidated Financial Statements (Unaudited), during the six months ended June 30, 2024, we entered into Blue Chip Swap transactions in order to remit cash from our Argentine operations that resulted in a pre-tax loss on investment of $3 million that is reported in "Other" expense. During the six months ended June 30, 2025 the Company incurred an immaterial pre-tax loss on investment from one Blue Chip Swap transaction.
Provision for Income Taxes
The effective tax rates for the six months ended June 30, 2025 and 2024 were as follows:

	2025	2024
Effective tax rate	25.4%	34.5%

For the six months ended June 30, 2025, the Company had no material net discrete tax adjustment as the discrete tax benefit recognized in the first quarter of 2025 related to the reversal of uncertain tax positions due to the Company's completion of the IRS audit of its 2020 tax return, which was offset by incremental tax expense from stock-based compensation vesting.
For the six months ended June 30, 2024, the Company recorded $2 million of net discrete tax benefits, a majority of which related to tax expense from stock-based compensation vesting.

Financial Condition, Liquidity and Capital Resources
Cash provided by operating activities was $51 million, which decreased by $19 million in the six months ended June 30, 2025 compared to the six months ended June 30, 2024. The decrease in cash provided by operating activities was primarily due to working capital dynamics and the volume and timing of billings. Teradata used approximately $11 million of cash in the first six months of 2025 for severance payments, as compared to $18 million in the first six months of 2024. Teradata expects that approximately $30 to $35 million in cash will be used during 2025 in connection with the implementation of the Restructuring discussed in Note 13 of Notes to Condensed Consolidated Financial Statements (Unaudited).
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
The table below shows net cash provided by operating activities and net cash used in investing activities related to capital expenditures, along with free cash flow, for the following periods:

	Six Months Ended June 30,
In millions	2025	2024
Net cash provided by operating activities	$51	$70
Less:
Expenditures for property and equipment	(5)	(9)
Additions to capitalized software	—	(1)
Free cash flow	$46	$60
Financing activities and certain other investing activities, are not included in our calculation of free cash flow. As disclosed in Note 5 of Notes to Condensed Consolidated Financial Statements (Unaudited), during the six months ended June 30, 2024, we entered into Blue Chip Swap transactions in order to remit cash from our Argentine operations that resulted in a pre-tax loss on investment of $3 million that was reported as an investing activity for cash flow purposes. There were no other material other investing activities for the six months ended June 30, 2025.
Teradata’s financing activities for the six months ended June 30, 2025 and 2024 primarily consisted of cash outflows for share repurchases and payments on our finance leases. At June 30, 2025, we had no outstanding borrowings on our $400 million Revolving Facility (as defined below).
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

•Our open market share repurchase program provides for the repurchase of Teradata stock periodically on an ongoing basis in open market transactions, through 10b5-1 programs, through accelerated share repurchase programs, in privately negotiated transactions, or through the use of derivative instruments, in accordance with applicable securities rules regarding issuer repurchases. The open market share repurchase program will expire on December 31, 2025. On November 1, 2021, our Board of Directors authorized an additional $1 billion for share repurchases under the open market share repurchase program. There is a total authority of $285 million remaining under the open market share repurchase program as of June 30, 2025.
In the aggregate under the dilution offset share repurchase program and the open market share repurchase program, we repurchased approximately 2.9 million shares of common stock at an average price per share of $25.12 in the six months ended June 30, 2025.
Share repurchases are reported on a trade date basis. Our share repurchase activity depends on factors such as our working capital needs, our cash requirements for capital investments, our stock price, and economic and market conditions.
Other financing activities, including net share settlement for the payroll tax liability of section 16 officers (as discussed in Item 2. Unregistered Sales of Equity Securities and Use of Proceeds), offset by proceeds from the ESPP and the exercise of stock options, net of tax was a net outflow of $2 million for the six months ended June 30, 2025 and a net outflow of $6 million for the six months ended June 30, 2024. The ESPP proceeds are included in other financing activities, net in the Condensed Consolidated Statements of Cash Flows (Unaudited).
Our total cash and cash equivalents held outside the United States in various foreign subsidiaries was $326 million as of June 30, 2025 and $350 million as of December 31, 2024. The remaining balance held in the U.S. was $43 million as of June 30, 2025 and $70 million as of December 31, 2024. The Company expects that a majority of its foreign earnings will be repatriated to the U.S. Effective January 1, 2018, the U.S. moved to a territorial system of international taxation, and as such will generally not subject future foreign earnings to U.S. taxation upon repatriation in future years.
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
Long-term Debt. On June 28, 2022, we entered into a Credit Agreement that provides for (i) a five-year unsecured term loan in an aggregate principal amount of $500 million (the "Term Loan"), and (ii) a five-year unsecured revolving credit facility in an aggregate principal amount of up to $400 million, including a $50 million sublimit for the issuance of standby letters of credit and a $50 million sublimit for swingline loans (the "Revolving Facility" and, collectively with the Term Loan, the "Credit Facility"). Our long-term debt is discussed in Note 10 of Notes to Condensed Consolidated Financial Statements (Unaudited). In addition, as disclosed in Note 7 of Notes to Condensed Consolidated Financial Statements (Unaudited), Teradata entered into an interest rate swap to hedge approximately 90% (or $428 million as of June 30, 2025) of the floating interest rate of the outstanding principal of the $500 million Term Loan and a cross currency swap to hedge a portion of Euro currency exposure of its net investment in certain foreign subsidiaries. As of June 30, 2025, the Company had no borrowings outstanding under the Revolving Facility, leaving $400 million in borrowing capacity available under the Revolving Facility and the Term Loan principal outstanding was $469 million.
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
Critical Accounting Policies and Estimates
Our financial statements are prepared in accordance with GAAP. In connection with the preparation of these financial statements, we are required to make assumptions, estimates and judgments that affect the reported amounts of assets, liabilities, revenues, expenses and the related disclosure of contingent liabilities. These assumptions, estimates and judgments are based on historical experience and assumptions that are believed to be reasonable at the time. However, because future events and their effects cannot be determined with certainty, the determination of estimates requires the exercise of judgment. Our critical accounting policies are those that require assumptions to be made about matters that are highly uncertain. Different estimates could have a material impact on our financial results. Judgments and uncertainties affecting the application of these policies and estimates may result in materially different amounts being reported under different conditions or circumstances. Our management periodically reviews these estimates and assumptions to ensure that our financial statements are presented fairly and are materially correct. We assessed certain accounting matters that generally require consideration of forecasted financial information in context with the information reasonably available to us as of June 30, 2025 and through the date of this report. The accounting matters assessed included, but were not limited to, our allowance for doubtful accounts, stock-based compensation, the carrying value of our goodwill and other long-lived assets, financial assets, valuation allowances for tax assets and revenue recognition.
In many cases, the accounting treatment of a particular transaction is specifically dictated by GAAP and does not require significant management judgment in its application. There are also areas in which management’s judgment in selecting among available alternatives would not produce a materially different result. The significant accounting policies and estimates that we believe are the most critical to aid in fully understanding and evaluating our reported financial results are discussed in the 2024 Annual Report. Teradata’s senior management has reviewed these critical accounting policies and related disclosures and determined that there were no significant changes in our critical accounting policies in the six months ended June 30, 2025.
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
Based on their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2025, our disclosure controls and procedures were effective to provide reasonable assurance that the information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.
Changes in Internal Control over Financial Reporting
We implemented a new global cloud enterprise resource planning ("ERP") system which occurred in phases throughout 2024 and the first quarter of 2025. The ERP system is designed to improve and modernize the efficiency of certain financial and related transaction processes, accurately maintain Teradata’s financial records, enhance operational functionality, and provide timely information to our management team related to the operation of the business. We expect that the new ERP system will enhance and modernize our overall system of internal controls over financial reporting through further automation and integration of business processes. The Company completed pre-implementation and post-implementation internal control monitoring associated with the ERP system launch. While Teradata believes that this new ERP system will affect, and in some areas enhance, its internal control over financial reporting, there are inherent risks in implementing any new system, and we will continue to evaluate these control changes as part of our assessment of the control design and effectiveness throughout 2025.
Other than the ERP implementation, there have been no changes in our internal control over financial reporting that occurred during the last fiscal quarter ended June 30, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
Purchases of Company Common Stock
From time to time, the Company's Section 16 officers sell to the Company shares of the Company's common stock received upon vesting of restricted share units at the current market price to cover their withholding tax obligations. For the six months ended June 30, 2025, the total of these purchases was 276,578 shares at an average price of $24.22 per share.
The following table provides information relating to the Company’s share repurchase programs for the six months ended June 30, 2025:

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Dilution Offset Program (1)	Total Number of Shares Purchased as Part of Publicly Announced Open Market Share Repurchase Program (2)	Maximum Dollar Value that May Yet Be Purchased Under the Dilution Offset Program	Maximum Dollar Value that May Yet Be Purchased Under the Open Market Share Repurchase Program
Month
January 2025	634,872	$31.50	—	634,872	$442,485	$331,609,730
February 2025	514,547	$27.39	19,405	495,142	$16,209	$317,969,936
March 2025	413,828	$23.09	218,758	195,070	$101,574	$313,419,831
First Quarter Total	1,563,247	$27.92	238,163	1,325,084	$101,574	$313,419,831
April 2025	458,523	$20.84	—	458,523	$101,574	$303,865,062
May 2025	426,561	$22.40	—	426,561	$101,574	$294,310,306
June 2025	412,224	$22.07	—	412,224	$101,574	$285,210,524
Second Quarter Total	1,297,308	$21.74	—	1,297,308	$101,574	$285,210,524
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

Item 3. Defaults Upon Senior Securities.
None
Item 4. Mine Safety Disclosures.
None
Item 5. Other Information.
During the three months ended June 30, 2025, no director or officer of Teradata adopted or terminated a "Rule 10b5-1 trading arrangement" or "non-Rule 10b5-1 trading arrangement," as each term is defined in Item 408(a) of Regulation S-K.

Item 6. Exhibits.

Exhibit Number per Item 601 of Regulation S-K	Description

3.1
Amended and Restated Certificate of Incorporation of Teradata Corporation as amended and restated on September 24, 2007 (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K dated September 25, 2007 (SEC file number 001-33458)).

3.2	Amended and Restated By-Laws of Teradata Corporation, as amended and restated on October 31, 2022 (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K dated November 1, 2022).

4.1	Common Stock Certificate of Teradata Corporation (incorporated by reference to Exhibit 4.1 to the Quarterly Report on Form 10-Q dated November 13, 2007 (SEC file number 001-33458)).

10.1*	Offer Letter between Sumeet Arora and the Company dated March 28, 2025 (filed herewith).
10.2*	Amendment to Offer Letter between Sumeet Arora and the Company dated May 15, 2025 (filed herewith).
10.3*	Offer Letter between John Ederer and the Company dated April 10, 2025 (filed herewith).
10.4*	Amendment to Offer Letter between John Ederer and the Company dated May 13, 2025 (filed herewith).
10.5*
Teradata 2023 Stock Incentive Plan (Amended and Restated as of May 15, 2025). (Incorporated herein by reference to Appendix A to Teradata Corporation’s 2025 Proxy Statement on Schedule 14A dated March 27, 2025 (SEC File No. 001-33458)).

10.6*	Teradata 2025 New Employee Stock Inducement Plan (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K dated May 15, 2025 (SEC File No. 001-33458)).
10.7*
Form of Performance-Based Restricted Share Unit Agreement (Graded Vesting) under the Teradata 2025 New Employee Stock Inducement Plan (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K dated May 15, 2025 (SEC File No. 001-33458)).

10.8*
Form of Performance-Based Restricted Share Unit Agreement (Cliff Vesting) under the Teradata 2025 New Employee Stock Inducement Plan (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K dated May 15, 2025 (SEC File No. 001-33458)).

10.9*
Form of Restricted Share Unit Agreement (Graded Vesting) under the Teradata 2025 New Employee Stock Inducement Plan (incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K dated May 15, 2025 (SEC File No. 001-33458)).

10.10*	Offer Letter between Scot Rogers and the Company dated June 5, 2025 (filed herewith).
31.1	Certification pursuant to Rule 13a-14(a), dated August 6, 2025.

31.2	Certification pursuant to Rule 13a-14(a), dated August 6, 2025.

32	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated August 6, 2025.

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

* Management contract or compensatory plan, contract or arrangement.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TERADATA CORPORATION

Date: August 6, 2025	By:	/s/ John Ederer
John Ederer Chief Financial Officer