Form 10-Q
period 2025-09-30
TERADATA CORP /DE/
filed 2025-11-05
CIK 816761

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2025
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐  No  ☒
At October 24, 2025, the registrant had approximately 93.2 million shares of common stock outstanding.

PART I—FINANCIAL INFORMATION

Part 1—FINANCIAL INFORMATION
A

Item 1.	Financial Statements.
Teradata Corporation
Condensed Consolidated Statements of Income (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
In millions, except per share amounts	2025	2024	2025	2024
Revenue
Subscription software licenses	$60	$72	$208	$235
Services and other	306	300	870	893
Total recurring	366	372	1,078	1,128
Perpetual software licenses, hardware and other	3	7	16	20
Consulting services	47	61	148	193
Total revenue	416	440	1,242	1,341
Cost of revenue
Subscription software licenses	5	4	15	14
Services and other	111	107	328	319
Total recurring	116	111	343	333
Perpetual software licenses, hardware and other	—	5	12	18
Consulting services	47	58	156	175
Total cost of revenue	163	174	511	526
Gross profit	253	266	731	815
Operating expenses
Selling, general and administrative expenses	122	137	373	429
Research and development expenses	70	73	207	216
Total operating expenses	192	210	580	645
Income from operations	61	56	151	170
Other expense, net
Interest expense	(7)	(7)	(20)	(22)
Interest income	2	3	7	9
Other expense	(2)	(5)	(13)	(23)
Total other expense, net	(7)	(9)	(26)	(36)
Income before income taxes	54	47	125	134
Income tax expense	14	15	32	45
Net income	$40	$32	$93	$89
Net income per common share
Basic	$0.42	$0.33	$0.98	$0.92
Diluted	$0.42	$0.33	$0.96	$0.91
Weighted average common shares outstanding
Basic	94.2	96.1	94.9	96.7
Diluted	95.5	97.0	96.5	98.3
See Notes to Condensed Consolidated Financial Statements (Unaudited).

Teradata Corporation
Condensed Consolidated Statements of Comprehensive Income (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
In millions	2025	2024	2025	2024
Net income	$40	$32	$93	$89
Other comprehensive income (loss):
Foreign currency translation adjustments	(2)	9	24	(6)
Unrealized (loss) gain on cross-currency net investment hedge, before tax	—	(4)	(18)	1
Unrealized (loss) gain on cross-currency net investment hedge, tax portion	—	1	4	—
Total currency translation adjustments	(2)	6	10	(5)
Derivatives:
Unrealized (loss) gain on derivatives, before tax	(1)	(12)	(7)	(6)
Unrealized (loss) gain on derivatives, tax portion	1	3	2	1
Unrealized (loss) gain on derivatives, net of tax	—	(9)	(5)	(5)
Defined benefit plans:
Defined benefit plan adjustment, before tax	2	3	6	7
Defined benefit plan adjustment, tax portion	(1)	(1)	(2)	(2)
Defined benefit plan adjustment, net of tax	1	2	4	5
Other comprehensive (loss) income	(1)	(1)	9	(5)
Comprehensive income	$39	$31	$102	$84
See Notes to Condensed Consolidated Financial Statements (Unaudited).

Teradata Corporation
Condensed Consolidated Balance Sheets (Unaudited)

In millions, except per share amounts	September 30, 2025	December 31, 2024
Assets
Current assets
Cash and cash equivalents	$406	$420
Accounts receivable, net	309	234
Inventories	5	18
Other current assets	91	77
Total current assets	811	749
Property and equipment, net	203	185
Right of use assets - operating lease, net	7	8
Goodwill	399	394
Capitalized contract costs, net	35	46
Deferred income taxes	212	226
Other assets	94	96
Total assets	$1,761	$1,704
Liabilities and stockholders’ equity
Current liabilities
Current portion of long-term debt	$25	$25
Current portion of finance lease liability	56	57
Current portion of operating lease liability	3	4
Accounts payable	100	106
Payroll and benefits liabilities	96	111
Deferred revenue	527	512
Other current liabilities	99	115
Total current liabilities	906	930
Long-term debt	437	455
Finance lease liability	47	30
Operating lease liability	5	5
Pension and other postemployment plan liabilities	104	104
Long-term deferred revenue	12	10
Deferred tax liabilities	10	9
Other liabilities	21	28
Total liabilities	1,542	1,571
Commitments and contingencies (Note 8)
Stockholders’ equity
Preferred stock: par value $0.01 per share, 100.0 shares authorized, no shares issued and outstanding at September 30, 2025 and December 31, 2024, respectively	—	—
Common stock: par value $0.01 per share, 500.0 shares authorized, 93.7 and 95.1 shares issued at September 30, 2025 and December 31, 2024, respectively	1	1
Paid-in capital	2,279	2,192
Accumulated deficit	(1,923)	(1,913)
Accumulated other comprehensive loss	(138)	(147)
Total stockholders’ equity	219	133
Total liabilities and stockholders’ equity	$1,761	$1,704
See Notes to Condensed Consolidated Financial Statements (Unaudited).

Teradata Corporation
Condensed Consolidated Statements of Cash Flows (Unaudited)

	Nine Months Ended September 30,
In millions	2025	2024
Operating activities
Net income	$93	$89
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	67	78
Stock-based compensation expense	82	92
Deferred income taxes	24	5
Loss on Blue Chip Swap	1	3
Changes in assets and liabilities:
Receivables	(75)	39
Inventories	13	(3)
Current payables and accrued expenses	(66)	(37)
Deferred revenue	17	(97)
Other assets and liabilities	(11)	(22)
Net cash provided by operating activities	145	147
Investing activities
Expenditures for property and equipment	(10)	(17)
Additions to capitalized software	(1)	(1)
Other investing activities, net	(1)	(5)
Net cash used in investing activities	(12)	(23)
Financing activities
Repurchases of common stock	(102)	(186)
Repayments of long-term borrowings	(19)	(13)
Payments of finance leases	(51)	(54)
Other financing activities, net	3	(1)
Net cash used in financing activities	(169)	(254)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	22	(8)
Decrease in cash, cash equivalents and restricted cash	(14)	(138)
Cash, cash equivalents and restricted cash at beginning of period	421	486
Cash, cash equivalents and restricted cash at end of period	$407	$348

Supplemental cash flow disclosure:
Assets acquired under operating lease	$2	$1
Assets acquired under finance lease	$67	$25
Reconciliation of cash, cash equivalents and restricted cash to the Condensed Consolidated Balance Sheets:

	September 30, 2025	December 31, 2024
Cash and cash equivalents	$406	$420
Restricted cash	1	1
Total cash, cash equivalents and restricted cash	$407	$421

See Notes to Condensed Consolidated Financial Statements (Unaudited).

Teradata Corporation
Condensed Consolidated Statements of Changes in Stockholders’ Equity (Unaudited)

	Common Stock		Paid-in	Accumulated	Accumulated Other Comprehensive
In millions	Shares	Amount	Capital	Deficit	Loss	Total
December 31, 2024	95	$1	$2,192	$(1,913)	$(147)	$133
Net income	—	—	—	44	—	44
Employee stock compensation, employee stock purchase programs and option exercises, net of tax	2	—	22	—	—	22
Repurchases of common stock, retired	(1)	—	—	(44)	—	(44)
Pension and postemployment benefit plans, net of tax	—	—	—	—	2	2
Unrealized loss on derivatives, net of tax	—	—	—	—	(3)	(3)
Currency translation adjustment	—	—	—	—	4	4
March 31, 2025	96	$1	$2,214	$(1,913)	$(144)	$158
Net income	—	—	—	9	—	9
Employee stock compensation, employee stock purchase programs and option exercises, net of tax	—	—	30	—	—	30
Repurchases of common stock, retired	(1)	—	—	(28)	—	(28)
Pension and postemployment benefit plans, net of tax	—	—	—	—	1	1
Unrealized loss on derivatives, net of tax	—	—	—	—	(2)	(2)
Currency translation adjustment	—	—	—	—	8	8
June 30, 2025	95	$1	$2,244	$(1,932)	$(137)	$176
Net income	—	—	—	40	—	40
Employee stock compensation, employee stock purchase programs and option exercises, net of tax	—	—	35	—	—	35
Repurchases of common stock, retired	(1)	—	—	(31)	—	(31)
Pension and postemployment benefit plans, net of tax	—	—	—	—	1	1
Currency translation adjustment	—	—	—	—	(2)	(2)
September 30, 2025	94	$1	$2,279	$(1,923)	$(138)	$219

	Common Stock		Paid-in	Accumulated	Accumulated Other Comprehensive
In millions	Shares	Amount	Capital	Deficit	Loss	Total
December 31, 2023	98	$1	$2,074	$(1,811)	$(129)	$135
Net income	—	—	—	20	—	20
Employee stock compensation, employee stock purchase programs and option exercises, net of tax	3	—	29	—	—	29
Repurchases of common stock, retired	(3)	—	—	(127)	—	(127)
Pension and postemployment benefit plans, net of tax	—	—	—	—	1	1
Unrealized gain on derivatives, net of tax	—	—	—	—	4	4
Currency translation adjustment	—	—	—	—	(8)	(8)
March 31, 2024	98	$1	$2,103	$(1,918)	$(132)	$54
Net income	—	—	—	37	—	37
Employee stock compensation, employee stock purchase programs and option exercises, net of tax	—	—	28	—	—	28
Repurchases of common stock, retired	(2)	—	—	(43)	—	(43)
Pension and postemployment benefit plans, net of tax	—	—	—	—	2	2
Currency translation adjustment	—	—	—	—	(3)	(3)
June 30, 2024	96	$1	$2,131	$(1,924)	$(133)	$75
Net income	—	—	—	32	—	32
Employee stock compensation, employee stock purchase programs and option exercises, net of tax	—	—	35	—	—	35
Repurchases of common stock, retired	—	—	—	(16)	—	(16)
Pension and postemployment benefit plans, net of tax	—	—	—	—	2	2
Unrealized loss on derivatives, net of tax	—	—	—	—	(9)	(9)
Currency translation adjustment	—	—	—	—	6	6
September 30, 2024	96	$1	$2,166	$(1,908)	$(134)	$125

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
In September 2025, the FASB issued ASU No. 2025-06, Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software (ASU 2025-06). The new guidance eliminates the requirement to classify software development costs by project stage, instead, entities now capitalize internal-use software costs when management has both authorized and committed funding for the project and it is probable the software will be completed and used as intended. This guidance will be effective for annual periods beginning after December 15, 2027, and interim periods within those annual periods. Early adoption is permitted and the standard may be applied prospectively, retrospectively, or using a modified approach. We are evaluating the effect that this guidance will have on our Consolidated Financial Statements.

3. Revenue from Contracts with Customers
Disaggregation of Revenue from Contracts with Customers
The following table presents a disaggregation of revenue:

	Three Months Ended September 30,			Nine Months Ended September 30,
in millions	2025	2024	*	2025	2024	*
United States
Recurring	$198	$208		$580	$631
Perpetual software licenses and hardware	1	1		6	7
Consulting services	13	17		41	57
Total United States	212	226		627	695
International
Recurring	$168	$164		$498	$497
Perpetual software licenses and hardware	2	6		10	13
Consulting services	34	44		107	136
Total International	204	214		615	646
Total Revenue	$416	$440		$1,242	$1,341

* Prior period information has been reclassified to conform to the current period presentation.
Rental revenue, which is included in recurring revenue in the above table, was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
in millions	2025	2024	2025	2024
Rental revenue*	$51	$53	$151	$162
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

The following table provides information about receivables, contract assets and deferred revenue from contracts with customers:

	As of
in millions	September 30, 2025	December 31, 2024
Accounts receivable, net	$309	$234
Contract assets	$5	$4
Current deferred revenue	$527	$512
Long-term deferred revenue	$12	$10
Revenue recognized during the nine months ended September 30, 2025 from amounts included in deferred revenue at the beginning of the period was $432 million.
Transaction Price Allocated to Unsatisfied Obligations
The following table includes estimated revenue expected to be recognized in the future related to the Company's unsatisfied (or partially satisfied) obligations at September 30, 2025:

in millions	Total at September 30, 2025	Year 1	Year 2 and Thereafter
Remaining unsatisfied obligations	$1,864	$1,245	$619
The amounts above represent the price of firm orders for which work has not been performed or goods have not been delivered and exclude unexercised contract options outside the stated contractual term that do not represent material rights to the customer. Although the Company believes that the contract value in the above table is firm, approximately $997 million of the amount is under contracts that are subject to customer-only general cancellation for convenience terms that the Company is contractually obligated to perform unless the customer notifies us of cancellation. The Company expects to recognize revenue of approximately $459 million in the next year from contracts that are non-cancelable. The Company believes the inclusion of this information is important to understanding the obligations that the Company is contractually required to perform and provides useful information regarding remaining obligations related to these executed contracts.
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

in millions	December 31, 2024	Capitalized	Amortization	September 30, 2025
Capitalized contract costs	$46	$7	$(18)	$35

in millions	December 31, 2023	Capitalized	Amortization	September 30, 2024
Capitalized contract costs	$68	$6	$(25)	$49

5. Supplemental Financial Information

	As of
In millions	September 30, 2025	December 31, 2024
Deferred revenue
Deferred revenue, current	$527	$512
Long-term deferred revenue	12	10
Total deferred revenue	$539	$522

	Three Months Ended September 30,		Nine Months Ended September 30,
In millions	2025	2024	2025	2024
Other expense
Foreign currency losses	$—	$—	$4	$11
Other	2	5	9	12
Total Other expense	$2	$5	$13	$23
Argentina Blue Chip Swap Transaction
The Central Bank of Argentina maintains currency controls that limit our ability to access United States ("U.S.") dollars in Argentina and remit cash from our Argentine operations. There is a foreign exchange mechanism known as Blue Chip Swaps, which effectively results in a parallel U.S. dollar exchange rate. The Company completed a Blue Chip Swap transaction during the three months ended September 30, 2025, that resulted in an immaterial pre-tax loss on investment and a cumulative pre-tax loss of $1 million during the nine months ended September 30, 2025. The Company did not transact any Blue Chip Swaps during the three months ended September 30, 2024. During the nine months ended September 30, 2024, we entered into Blue Chip Swap transactions in order to remit cash from our Argentine operations that resulted in pre-tax loss on investment of $3 million.
6. Income Taxes
Income tax provisions for interim periods are based on estimated annual income tax rates, adjusted to reflect the effects of any significant infrequent or unusual items which are required to be discretely recognized within the current interim period. The Company expects that a majority of its foreign earnings will be repatriated back to the U.S. As a result, the effective tax rates in the periods presented are largely based upon the forecasted pre-tax earnings mix and allocation of certain expenses in various taxing jurisdictions where the Company conducts its business.

The effective tax rate is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
In millions	2025	2024	2025	2024
Effective tax rate	25.9%	31.9%	25.6%	33.6%

For the three months ended September 30, 2025 and 2024, the Company had no material discrete tax adjustments.
For the nine months ended September 30, 2025, the Company recorded $1 million of net discrete tax benefit, as the discrete tax benefit recognized in the first quarter of 2025 related to the reversal of uncertain tax positions due to the Company's completion of its IRS audit of its 2020 tax return, was mostly offset by incremental tax expense from stock-based compensation vesting.
For the nine months ended September 30, 2024, the Company recorded $3 million of net discrete tax expense, a majority of which related to additional tax expense from stock-based compensation vesting.

On July 4, 2025, the One Big Beautiful Bill Act (“OBBBA”) was enacted. The OBBBA makes permanent key elements of the Tax Cuts and Jobs Act of 2017, including 100% bonus depreciation, domestic research cost expensing and the business interest expense limitation, among other tax changes. While the Company continues to assess the impact of the tax provisions and elections available under the OBBBA on its consolidated financial statements, the Company currently believes that the tax provisions of the legislation are not expected to have a material impact on the Company’s effective tax rate and statement of operations.
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
The Company estimates its annual effective tax rate for 2025 to be approximately 27%, which takes into consideration, among other things, the forecasted earnings mix by jurisdiction and the impact of discrete tax items to be recognized in 2025. Under U.S. tax law, U.S. shareholders are subject to a tax on global intangible low-taxed income ("GILTI") earned by certain foreign subsidiaries. The Company has elected to provide for the tax expense related to GILTI in the year in which the tax is incurred. The Company is currently forecasting approximately $2 million of tax expense related to GILTI in our marginal effective tax rate for 2025.
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
On June 28, 2022, Teradata executed a five-year Secured Overnight Financing Rate ("SOFR") interest rate swap, to fix the interest rate on approximately 90% of the principal balance of the $500 million term loan, with an initial notional amount of $450 million. The Company uses interest rate swaps to manage interest rate risks on future interest payments caused by interest rate changes on its variable rate term loan. The notional amount of the hedge steps down according to the amortization schedule of the term loan. The notional amount of the hedge was $422 million as of September 30, 2025.

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
The following table identifies the contract notional amount of the Company’s derivative financial instruments:

	As of
In millions	September 30, 2025	December 31, 2024
Contract notional amount of foreign exchange forward contracts	$59	$70
Net contract notional amount of foreign exchange forward contracts	$17	$21
Contract notional amount of foreign currency exchange (net investment hedge)	$150	$150
Contract notional amount of interest rate swap	$422	$439
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

On June 19, 2018, the Company and certain of its subsidiaries filed a lawsuit (the "TD-SAP 1" suit) in the U.S. District Court for the Northern District of California against SAP SE, SAP America, Inc., and SAP Labs, LLC (collectively, "SAP"). In the TD-SAP 1 lawsuit, the Company alleged, among other things, that SAP misappropriated certain of the Company’s trade secrets within the Company’s enterprise data analytics and warehousing products and used such trade secrets to help develop, improve, introduce, and sell one or more competing products. The Company further alleged that SAP employed anticompetitive practices using its substantial market position in the enterprise resource planning applications market to pressure the Company’s customers and prospective customers to use one or more of SAP's competing products and reduce or eliminate customers' and prospective customers' use of the Company's offerings. The Company sought an injunction barring SAP’s alleged conduct, monetary damages, and other available legal and equitable relief. In July 2019, SAP filed patent infringement counterclaims against the Company based on five of SAP’s U.S. patents. On August 31, 2020, the Company filed a second lawsuit against SAP (the "TD-SAP 2" suit) in the U.S. District Court for the Northern District of California, in which the Company alleged infringement by SAP of four of the Company's U.S. patents. On February 16, 2021, SAP filed additional patent infringement counterclaims against the Company in response. On the same day, SAP also filed a lawsuit in Germany (the "TD-SAP 3" suit) for infringement of a single German patent. In November 2021, the district court dismissed the Company’s antitrust claims and most of its trade secret claims in the TD-SAP 1 suit. In December 2021, the Company appealed that decision to the U.S. Court of Appeals for the Federal Circuit in Washington, D.C. That Court ruled the appeal should be decided by the Ninth Circuit Court of Appeals and transferred the appeal to the Ninth Circuit, where a three-judge panel heard oral arguments on February 12, 2024. Soon after, the Company and SAP entered into a partial settlement agreement that resulted in full dismissal of all claims and counterclaims in the TD-SAP 2 suit in California and the TD-SAP 3 suit in Germany, as well as a stay of all claims and counterclaims remaining in the TD-SAP 1 suit pending resolution of the Company’s appeal. On December 19, 2024, the Ninth Circuit panel ruled in the Company’s favor, overturning the district court’s summary judgment decision with respect both to the antitrust claims and the trade secret claims, and remanding to the district court for further proceedings. On January 23, 2025, SAP petitioned the Ninth Circuit for rehearing en banc. The Ninth Circuit denied SAP’s rehearing petition on March 4, 2025, and issued its mandate returning the case to the district court on April 1, 2025. On June 2, 2025, SAP petitioned for a writ of certiorari ("cert") to the Supreme Court challenging the Ninth Circuit’s reasoning on applicability of the per se rule to the Company’s antitrust claim. The Supreme Court denied SAP’s cert petition on October 6, 2025. Trial is set to begin with jury selection on March 30, 2026, in the U.S. District Court for the Northern District of California. Currently, it is not possible to determine the likelihood of a loss or a reasonably estimated range of loss, if any, pertaining to any of SAP’s remaining patent counterclaims in the TD-SAP 1 lawsuit.

On June 14, 2024, a putative securities class action lawsuit was filed against the Company and certain of its officers in the United States District Court for the Southern District of California (the "Court"), captioned Ostrander v. Teradata Corporation, No. 24-cv-01034 (S.D. Cal.). The complaint asserts claims for alleged violations of federal securities laws related to statements concerning the Company’s business and 2023 financial outlook for Total ARR and Public Cloud ARR. The plaintiff seeks to represent a class of certain persons who purchased or otherwise acquired the Company’s stock during the period from February 13, 2023 to February 12, 2024 and seeks unspecified damages and other relief. On December 6, 2024, the lead plaintiff in the case filed an amended complaint, after which the Company filed a motion to dismiss on February 4, 2025. On September 26, 2025, the Court granted the motion to dismiss in full with leave to amend. Plaintiff elected not to file an amended complaint and will have 30 days from entry of final judgment to file a notice of appeal.

There are two pending shareholder derivative actions that adopt similar allegations as the securities class action and assert claims purportedly on behalf of Teradata and against the Company’s directors and officers. Brennan v. McMillan, et al., Case No. 25-cv-02113-BEN-BLM (S.D. Cal.); Lipshutz v. McMillan, et al., Case No. 25-cv-01121-CAB-MSB (S.D. Cal.). These cases have been consolidated and are currently stayed. The Company cannot reasonably estimate the amount of any potential financial loss or cost that could result from Ostrander or the ancillary lawsuits at this stage of the litigation.

Other Contingencies. Additionally, the Company provides its customers with certain indemnification rights. In general, the Company agrees to indemnify the customer if a third party asserts patent or other infringement on the part of the customer for its use of the Company’s offerings. The Company has indemnification obligations under its charter and bylaws to its officers and directors, and has entered into indemnification agreements with the officers and directors of its subsidiaries. From time to time, the Company also enters into agreements in connection with its acquisition and divestiture activities that include indemnification obligations by the Company. The fair value of these indemnification obligations is typically not readily determinable due to the conditional nature of the Company’s potential obligations and the specific facts and circumstances involved with each particular agreement.
As such, the Company has generally not recorded a liability in connection with these indemnification arrangements. Historically, payments made by the Company under these types of agreements have not had a material effect on the Company’s consolidated financial condition, results of operations or cash flows.
Concentrations of Risk. The Company is potentially subject to concentrations of credit risk on accounts receivable and financial instruments such as hedging instruments, and cash and cash equivalents. Credit risk includes the risk of nonperformance by counterparties. The maximum potential loss may exceed the amount recognized on the balance sheet. Exposure to credit risk is managed through credit approvals, credit limits, selecting major international financial institutions (as counterparties to hedging transactions) and monitoring procedures. Teradata’s business often involves large transactions with customers, and if one or more of those customers were to default in its obligations under applicable contractual arrangements, the Company could be exposed to potentially significant losses. However, management believes that the reserves for potential losses were adequate at September 30, 2025 and December 31, 2024.
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
When deemed appropriate, the Company minimizes its exposure to changes in foreign currency exchange rates through the use of derivative financial instruments, specifically, foreign exchange forward contracts. Additionally, in June 2022, Teradata executed a five-year interest rate swap with a $450 million initial notional amount in order to hedge the variable interest rate on its term loan and a four-year cross-currency swap with initial notional amounts of €143 million/$150 million, as a net investment hedge to hedge the Euro currency exposure of our net investment in certain foreign subsidiaries. The fair value of these contracts and swaps are measured at the end of each interim reporting period using observable inputs other than quoted prices, specifically market spot and forward exchange rates. As such, these derivative instruments are classified within Level 2 of the valuation hierarchy. Fair value of unrealized gains for open contracts are recorded in other assets and the fair value of unrealized losses are recorded in other liabilities in the Company's balance sheet (classified between current and long-term by their remaining duration). The fair value of foreign exchange forward contract assets and liabilities at September 30, 2025 and December 31, 2024 was not material. Realized gains and losses from the Company’s fair value and net investment hedges net of corresponding gains or losses on the underlying exposures were immaterial for the three and nine months ended September 30, 2025 and 2024.
The Company’s other assets and other liabilities measured at fair value on a recurring basis and subject to fair value disclosure requirements at September 30, 2025 and December 31, 2024 were as follows:

		Fair Value Measurements at Reporting Date Using
In millions	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Money market funds at September 30, 2025	$90	$90	$—	$—
Money market funds at December 31, 2024	$151	$151	$—	$—

Interest rate swap at September 30, 2025	$2	$—	$2	$—
Interest rate swap at December 31, 2024	$9	$—	$9	$—

Foreign currency swap at December 31, 2024	$1	$—	$1	$—

Liabilities
Foreign currency swap at September 30, 2025	$18	$—	$18	$—
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
All outstanding borrowings pursuant to the Revolving Facility are due and payable on June 28, 2027, however, the maturity date of the Revolving Facility may be extended by agreement of the parties for up to two additional one-year periods. The Term Loan is payable in quarterly installments, which commenced on June 30, 2024, with 1.25% of the initial principal amount due on each of the first twelve payment dates, with all remaining principal due on June 28, 2027. Under the terms of the Credit Facility, Teradata from time to time and subject to certain conditions may increase the lending commitments under the Credit Facility in an aggregate principal amount up to an additional $450 million, to the extent that existing or new lenders agree to provide such additional commitments. The outstanding principal amount of the Credit Facility bears interest at a floating rate based upon, at Teradata’s option, a negotiated base rate or an adjusted term SOFR rate, plus in each case, a margin based on the Company's leverage ratio. As disclosed in Note 7, in June 2022, Teradata entered into an interest rate swap to hedge approximately 90% (or $422 million as of September 30, 2025) of the floating interest rate of the total $500 million Term Loan and a cross currency swap to hedge a portion of Euro currency exposure of its net investment in certain foreign subsidiaries.
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
As of September 30, 2025, the Company had no borrowings outstanding under the Revolving Facility, leaving $400 million in borrowing capacity available under the Revolving Facility and the Term Loan principal outstanding was $463 million. The Term Loan is recognized on the Company's balance sheet at the unpaid principal balance, net of deferred issuance costs, and is not subject to fair value measurement. The Company was in compliance with all covenants under the Credit Facility as of September 30, 2025.
For the three months ended September 30, 2025 and September 30, 2024, the blended all-in interest rate on the Credit Facility was 4.14% and 4.21%, respectively.
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

	Three Months Ended September 30,		Nine Months Ended September 30,
In millions, except per share amounts	2025	2024	2025	2024
Net income attributable to common stockholders	$40	$32	$93	$89
Weighted average outstanding shares of common stock	94.2	96.1	94.9	96.7
Dilutive effect of employee stock options, restricted stock and other stock awards	1.3	0.9	1.6	1.6
Common stock and common stock equivalents	95.5	97.0	96.5	98.3
Net income per share:
Basic	$0.42	$0.33	$0.98	$0.92
Diluted	$0.42	$0.33	$0.96	$0.91
Options to purchase 0.1 million shares in the three and nine months ended September 30, 2025, respectively, were not included in the computation of diluted earnings per share because the exercise prices of these options were greater than the average market price of the common shares for the period, and therefore would have been anti-dilutive. There were no anti-dilutive options excluded for the three and nine months ended September 30, 2024.
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

The following table presents segment revenue and segment gross profit for the Company:

	Three Months Ended September 30,		Nine Months Ended September 30,
In millions	2025	2024	2025	2024
Segment revenue
Product Sales	$369	$379	$1,094	$1,148
Consulting Services	47	61	148	193
Total revenue	416	440	1,242	1,341
Segment cost of revenue
Product Sales (1)	114	114	347	343
Consulting Services (2)	43	55	146	167
Total segment cost of revenue	157	169	493	510
Segment gross profit
Product Sales	255	265	747	805
Consulting Services	4	6	2	26
Total segment gross profit	259	271	749	831
Stock-based compensation expense	4	4	13	13
Acquisition, integration, reorganization, and transformation-related costs	2	1	5	3
Total gross profit	253	266	731	815
Selling, general and administrative expenses	122	137	373	429
Research and development expenses	70	73	207	216
Income from operations	$61	$56	$151	$170
(1) Cost of Product Sales, for the three months ended September 30, included product costs of $60 million in 2025 and $55 million in 2024 for Public Cloud fees and direct product and third-party software costs associated with the Company's perpetual product sales. Depreciation expense for the three months ended September 30, included in Cost of Product Sales, was $18 million in 2025, and $19 million in 2024. The remaining cost of Product Sales included payroll and benefits costs, and corporate allocations including back-office information technology, real estate, and other support services. Cost of Product Sales, for the nine months ended September 30, included product costs of $183 million in 2025 and $164 million in 2024 for Public Cloud fees and direct product and third-party software costs associated with the Company's perpetual product sales. Depreciation expense for the nine months ended September 30, included in Cost of Product Sales, was $53 million in 2025, and $60 million in 2024. The remaining cost of Product Sales included payroll and benefits costs, and corporate allocations including back-office information technology, real estate, and other support services.
(2) Cost of Consulting Services, for the three months ended September 30, included payroll and benefit costs of $29 million in 2025 and $35 million in 2024. The remaining cost of Consulting Services included corporate allocations, including back-office information technology, real estate, and other support services. Cost of Consulting Services, for the nine months ended September 30, included payroll and benefit costs of $94 million in 2025 and $106 million in 2024. The remaining cost of Consulting Services included corporate allocations, including back-office information technology, real estate, and other support services.

Certain items, including stock-based compensation and reorganization-related costs, were excluded from segment gross profit to conform to the way the Company manages and reviews the results by segment.

13. Reorganization and Business Transformation
On August 5, 2024, the Company announced that it realigned its sales function and initiated global restructuring and cost actions to optimize operations, reduce non-revenue generating expenses, and drive efficiencies for long-term growth and profitability (the "Restructuring"). The majority of the actions related to the Restructuring have been completed as of September 30, 2025, with remaining actions to be substantially completed by early 2026.
The Company expects that the majority of the costs relating to the Restructuring will include one-time employee separation benefits, transition support, and other employee-related costs. The Company expects that it will incur total charges related to the Restructuring in the range of approximately $20 to $25 million. The Company recognized costs of $14 million related to the Restructuring in 2024. The Company expects to recognize the remainder of these charges during 2025. Cash expenditures related to these actions are estimated at approximately $45 to $50 million. The Company recorded $14 million of cash payments from these actions in 2024. Approximately $25 to $30 million are expected to occur during 2025, with the remaining payments being made in 2026.
During the nine months ended September 30, 2025, the Company recognized cost of revenue of $2 million for employee severance and other employee-related costs associated with the Restructuring and $4 million in selling, general and administrative expenses were recorded. There was no impact to the segment gross profit.
Cash paid related to the Restructuring was $19 million in 2025. Not included in the table below are approximately $11 million in 2025 of cash payments for international employees which did not have a material impact on the Condensed Consolidated Statements of Income as the Company accounts for its International postemployment benefits under Accounting Standards Codification 712, Compensation - Nonretirement Postemployment Benefits ("ASC 712"), which uses actuarial estimates to accrue for severance benefits over the course of employees' service period.

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

The Company may enter into additional restructuring programs and incur future additional restructuring expenses associated with these plans or new plans. At this time, we are unable to estimate the range of costs associated with any such future phases of any of our restructuring programs or the total costs we may incur in connection with such future programs.

The 2025 activity and the reserves related to the Restructuring are as follows:

In millions	Balance at December 31, 2024	Expense accruals	Cash payments	Balance at September 30, 2025
Employee separation benefits	$5	$6	$(8)	$3

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

Third Quarter Financial Overview
As more fully discussed in later sections of this MD&A, the following were what we view as the more significant financial items for the third quarter of 2025:
•At the end of the third quarter of 2025, Total ARR was $1.490 billion compared to $1.482 billion at the end of the third quarter of 2024, increasing 1% as compared to the third quarter of 2024, including a 1% positive impact from foreign currency fluctuations.
•At the end of the third quarter of 2025, Public Cloud ARR was $633 million compared to $570 million at the end of the third quarter of 2024, increasing 11% as compared to the third quarter of 2024, with no impact from foreign currency fluctuations.
•Total revenue was $416 million for the third quarter of 2025, decreasing by $24 million compared to the third quarter of 2024, with recurring revenue down 2%. Perpetual software licenses, hardware and other revenue reduced by 57%, and consulting services revenue decreased 23%. Foreign currency fluctuations had a 1% positive impact on total revenue for the quarter compared to the prior year.
•Gross margin increased to 60.8% in the third quarter of 2025 from 60.5% in the third quarter of 2024, primarily due to a greater mix of recurring revenue in the period.
•Operating expenses for the third quarter of 2025 decreased 9% compared to the third quarter of 2024, largely from lower employee compensation expense in the third quarter of 2025, due to the impact of restructuring actions taken in the prior year.
•Operating income was $61 million in the third quarter of 2025, compared to $56 million in the third quarter of 2024.
•Net income in the third quarter of 2025 was $40 million, compared to $32 million in the third quarter of 2024.
•Cloud Net Expansion Rate for the third quarter of 2025 was 109%, compared to 120% for the third quarter of 2024.

Results of Operations for the Three Months Ended September 30, 2025
Compared to the Three Months Ended September 30, 2024
Revenue

		% of		% of
In millions	2025	Revenue	2024	Revenue
Recurring	$366	88.0%	$372	84.6%
Perpetual software licenses, hardware and other	3	0.7%	7	1.6%
Consulting services	47	11.3%	61	13.8%
Total revenue	$416	100%	$440	100%
Total revenue decreased $24 million, or 5%, in the third quarter of 2025, including a 1% positive impact from foreign currency fluctuations. Recurring revenue decreased 2% as compared to the third quarter of 2024 including a 1% positive impact from foreign currency fluctuations. Recurring revenue for the third quarter of 2025 included growth from Public Cloud revenue, which was more than offset by a decrease in revenue from our on-premises business. Revenue from perpetual software licenses, hardware and other decreased $4 million year over year. Consulting services revenue decreased 23% in the third quarter of 2025, including a 1% negative impact from foreign currency fluctuations. The consulting services revenue decrease is an expected result of the lower order booking activity in the second half of 2024 and into 2025.
Financial and Performance Measures
Our Total ARR is composed of three main categories: (1) Public Cloud ARR, (2) ARR related to on-premises subscription-based contracts and private cloud ("Subscription ARR"), and (3) ARR related to our legacy perpetual maintenance and software upgrade rights. At September 30, 2025 and 2024 our Total ARR consisted of:

In millions	2025	2024
Public Cloud	$633	$570
Subscription	765	793
Maintenance and Software upgrade rights	92	119
Total ARR	$1,490	$1,482

Cloud Net Expansion rate	109%	120%
At the end of the third quarter of 2025, Total ARR increased 1% as compared to the third quarter of 2024, including a 1% positive impact from foreign currency fluctuations. At the end of the third quarter of 2025, Public Cloud ARR increased 11% as compared to the third quarter of 2024, with no significant impact from foreign currency fluctuations. Public Cloud ARR growth in the third quarter of 2025 was primarily driven by customer demand of Teradata VantageCloud, our Public Cloud offering. The decreases in subscription ARR and maintenance and software upgrade rights ARR were primarily driven by customer migrations to Public Cloud ARR and on-premises erosions.
In the third quarter of 2025, we experienced the following trends:
•Customers expanding into additional cloud capabilities as they see value when they migrate to VantageCloud.
•Customer interest in AI-driven use cases continues to grow across various industries.
•Some customers implementing cloud migration projects on a staged basis over time.
•Uncertain industry macro-economic environment resulting in delayed customer spending, including for our consulting services.
As a portion of the Company’s operations and revenue occur outside the United States, and in currencies other than the United States ("U.S.") dollar, the Company is exposed to fluctuations in foreign currency exchange rates. Based on currency rates as of September 30, 2025, Teradata is now estimating an immaterial impact from currency translation on our 2025 full-year total reported revenues.
We expect to see continued cloud migration activity with some customer accounts that will continue to be implemented on a staged basis over time. We expect expansion and migration activity as the primary contributors for Public Cloud ARR growth in 2025.
Gross Profit

		% of		% of
In millions	2025	Revenue	2024	Revenue
Recurring	$250	68.3%	$261	70.2%
Perpetual software licenses, hardware and other	3	100.0%	2	28.6%
Consulting services	—	—%	3	4.9%
Total gross profit	$253	60.8%	$266	60.5%
The decrease in recurring revenue gross profit as a percentage of revenue was primarily due to a higher mix of Public Cloud revenues versus on-premises revenue as compared to the prior-year period, offset in part by continued improvement in our Public Cloud margin rate.
Perpetual software licenses, hardware and other gross profit as a percentage of revenue increased as compared to the prior-year period primarily due to deal mix.
Consulting services gross profit as a percentage of revenue decreased as compared to the prior year primarily due to the decrease in revenue as compared to the prior-year period.
Operating Expenses

		% of		% of
In millions	2025	Revenue	2024	Revenue
Selling, general and administrative expenses	$122	29.3%	$137	31.1%
Research and development expenses	70	16.8%	73	16.6%
Total operating expenses	$192	46.2%	$210	47.7%
Selling, general and administrative ("SG&A") expense decreased year over year due to the impact of continued cost discipline focused on cost reductions across the Company. Research and development ("R&D") expense decreased year over year due to cost reduction initiatives, offset in part by investments in Public Cloud and AI-related technology opportunities.
Other Expense, net

In millions	2025	2024
Interest income	$2	$3
Interest expense	(7)	(7)
Other	(2)	(5)
Other expense, net	$(7)	$(9)
Other expense, net in the third quarter of 2025 and 2024 is comprised primarily of interest expense on long-term debt and finance leases, losses resulting from foreign currency transactions, as well as benefit costs on our pension and postemployment plans, partially offset by interest income earned on our cash and cash equivalents. Other expense is down $2 million year-over-year primarily due to lower losses in foreign currency exchange rate fluctuations as compared to the prior period.
Provision for Income Taxes
Income tax provisions for interim periods are based on estimated annual income tax rates, adjusted to reflect the effects of any significant infrequent or unusual items which are required to be discretely recognized within the current interim period.

The effective tax rates for the three months ended September 30, 2025 and 2024 were as follows:

	2025	2024
Effective tax rate	25.9%	31.9%

For the three months ended September 30, 2025 and 2024, the Company had no material discrete tax adjustments.

On July 4, 2025, the One Big Beautiful Bill Act (“OBBBA”) was enacted. The OBBBA makes permanent key elements of the Tax Cuts and Jobs Act of 2017, including 100% bonus depreciation, domestic research cost expensing and the business interest expense limitation, among other tax changes. While the Company continues to assess the impact of the tax provisions and elections available under the OBBBA on its consolidated financial statements, the Company currently believes that the tax provisions of the legislation are not expected to have a material impact on the Company’s effective tax rate and statement of operations.
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
We estimate that the full-year effective tax rate for 2025 will be approximately 27%, which takes into consideration, among other things, the forecasted earnings mix by jurisdiction, the estimated impact to GILTI tax, and the estimated discrete items to be recognized in 2025. We are currently forecasting approximately $2 million of tax expense related to GILTI in our marginal effective tax rate for 2025.

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

Results of Operations for the Nine Months Ended September 30, 2025
Compared to the Nine Months Ended September 30, 2024
Revenue

		% of		% of
In millions	2025	Revenue	2024	Revenue
Recurring	$1,078	86.8%	$1,128	84.1%
Perpetual software licenses, hardware and other	16	1.3%	20	1.5%
Consulting services	148	11.9%	193	14.4%
Total revenue	$1,242	100%	$1,341	100%
Total revenue decreased $99 million, or 7%, in the first nine months of 2025, with no material impact from foreign currency fluctuations. Recurring revenue decreased 4%. Within recurring revenue, Public Cloud revenue increased primarily due to expansions and migrations.
Revenues from perpetual software licenses, hardware and other decreased 20% year over year in the first nine months of 2025.
Consulting services revenue decreased 23% in the first nine months of 2025, with no material impact from foreign currency fluctuations. The consulting services revenue decrease is an expected result of the lower order booking activity in the second half of 2024 and into 2025.
Gross Profit

		% of		% of
In millions	2025	Revenue	2024	Revenue
Recurring	$735	68.2%	$795	70.5%
Perpetual software licenses, hardware and other	4	25.0%	2	10.0%
Consulting services	(8)	(5.4)%	18	9.3%
Total gross profit	$731	58.9%	$815	60.8%

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

Operating Expenses

		% of		% of
In millions	2025	Revenue	2024	Revenue
Selling, general and administrative expenses	$373	30.0%	$429	32.0%
Research and development expenses	207	16.7%	216	16.1%
Total operating expenses	$580	46.7%	$645	48.1%
SG&A expenses decreased 13% for the first nine months of 2025 as compared to the prior year, primarily due to continued cost discipline focused on cost reductions across the Company and lower stock-based compensation expense.
R&D expenses decreased for the first nine months of 2025 as compared to prior year, primarily due to continued cost discipline and lower stock-based compensation expense.
Other Expense, net

In millions	2025	2024
Interest income	$7	$9
Interest expense	(20)	(22)
Other	(13)	(23)
Other expense, net	$(26)	$(36)
Other expense, net for the nine months of 2025 and 2024 is comprised primarily of interest expense on long-term debt and finance leases, losses resulting from foreign currency transactions, and benefit costs associated with our pension and postemployment plans, partially offset by interest income earned on our cash and cash equivalents. Other expense is lower in the first nine months of 2025 as compared to the first nine months of 2024 primarily due to $7 million lower costs resulting from foreign currency transactions compared to the prior period. Interest income is lower primarily due to lower average interest rates during the current year as compared to the prior period.
As disclosed in Note 5 of Notes to Condensed Consolidated Financial Statements (Unaudited), during the nine months ended September 30, 2024, we entered into Blue Chip Swap transactions in order to remit cash from our Argentine operations that resulted in a pre-tax loss on investment of $3 million that is reported in "Other" expense. During the nine months ended September 30, 2025 the Company incurred a pre-tax loss on investment of $1 million from Blue Chip Swap transactions.
Provision for Income Taxes
The effective tax rates for the nine months ended September 30, 2025 and 2024 were as follows:

	2025	2024
Effective tax rate	25.6%	33.6%

For the nine months ended September 30, 2025, the Company recorded $1 million of net discrete tax benefit, as the discrete tax benefit recognized in the first quarter of 2025 related to the reversal of uncertain tax positions due to the Company's completion of the IRS audit of its 2020 tax return, was mostly offset by incremental tax expense from stock-based compensation vesting.
For the nine months ended September 30, 2024, the Company recorded $3 million of net discrete tax benefits, a majority of which related to tax expense from stock-based compensation vesting.

Financial Condition, Liquidity and Capital Resources
Cash provided by operating activities was $145 million, which decreased by $2 million in the nine months ended September 30, 2025 compared to the nine months ended September 30, 2024. Teradata used approximately $20 million of cash in the first nine months of 2025 for severance payments, as compared to $24 million in the first nine months of 2024. Teradata expects that approximately $25 to $30 million in cash will be used during 2025 in connection with the implementation of the Restructuring discussed in Note 13 of Notes to Condensed Consolidated Financial Statements (Unaudited).
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
The table below shows net cash provided by operating activities and net cash used in investing activities related to capital expenditures, along with free cash flow, for the following periods:

	Nine Months Ended September 30,
In millions	2025	2024
Net cash provided by operating activities	$145	$147
Less:
Expenditures for property and equipment	(10)	(17)
Additions to capitalized software	(1)	(1)
Free cash flow	$134	$129
Financing activities and certain other investing activities, are not included in our calculation of free cash flow. As disclosed in Note 5 of Notes to Condensed Consolidated Financial Statements (Unaudited), during the nine months ended September 30, 2024, we entered into Blue Chip Swap transactions in order to remit cash from our Argentine operations that resulted in a pre-tax loss on investment of $3 million and a pre-tax loss of $1 million for the nine months ended September 30, 2025, that was reported as an investing activity for cash flow purposes. There were no other material other investing activities for the nine months ended September 30, 2025.
Teradata’s financing activities for the nine months ended September 30, 2025 and 2024 primarily consisted of cash outflows for share repurchases and payments on our finance leases. At September 30, 2025, we had no outstanding borrowings on our $400 million Revolving Facility (as defined below).
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

•Our open market share repurchase program provides for the repurchase of Teradata stock periodically on an ongoing basis in open market transactions, through 10b5-1 programs, through accelerated share repurchase programs, in privately negotiated transactions, or through the use of derivative instruments, in accordance with applicable securities rules regarding issuer repurchases. The open market share repurchase program will expire on December 31, 2025. On November 1, 2021, our Board of Directors authorized an additional $1 billion for share repurchases under the open market share repurchase program. There is a total authority of $259 million remaining under the open market share repurchase program as of September 30, 2025.
In the aggregate under the dilution offset share repurchase program and the open market share repurchase program, we repurchased approximately 4.3 million shares of common stock at an average price per share of $23.94 in the nine months ended September 30, 2025.
Share repurchases are reported on a trade date basis. Our share repurchase activity depends on factors such as our working capital needs, our cash requirements for capital investments, our stock price, and economic and market conditions.
Other financing activities, including net share settlement for the payroll tax liability of section 16 officers (as discussed in Item 2. Unregistered Sales of Equity Securities and Use of Proceeds), offset by proceeds from the ESPP and the exercise of stock options, net of tax was a net inflow of $3 million for the nine months ended September 30, 2025 and a net outflow of $1 million for the nine months ended September 30, 2024. The ESPP proceeds are included in other financing activities, net in the Condensed Consolidated Statements of Cash Flows (Unaudited).
Our total cash and cash equivalents held outside the United States in various foreign subsidiaries was $386 million as of September 30, 2025 and $350 million as of December 31, 2024. The remaining balance held in the U.S. was $20 million as of September 30, 2025 and $70 million as of December 31, 2024. The Company expects that a majority of its foreign earnings will be repatriated to the U.S. Effective January 1, 2018, the U.S. moved to a territorial system of international taxation, and as such will generally not subject future foreign earnings to U.S. taxation upon repatriation in future years.
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
Long-term Debt. On June 28, 2022, we entered into a Credit Agreement that provides for (i) a five-year unsecured term loan in an aggregate principal amount of $500 million (the "Term Loan"), and (ii) a five-year unsecured revolving credit facility in an aggregate principal amount of up to $400 million, including a $50 million sublimit for the issuance of standby letters of credit and a $50 million sublimit for swingline loans (the "Revolving Facility" and, collectively with the Term Loan, the "Credit Facility"). Our long-term debt is discussed in Note 10 of Notes to Condensed Consolidated Financial Statements (Unaudited). In addition, as disclosed in Note 7 of Notes to Condensed Consolidated Financial Statements (Unaudited), Teradata entered into an interest rate swap to hedge approximately 90% (or $422 million as of September 30, 2025) of the floating interest rate of the outstanding principal of the $500 million Term Loan and a cross currency swap to hedge a portion of Euro currency exposure of its net investment in certain foreign subsidiaries. As of September 30, 2025, the Company had no borrowings outstanding under the Revolving Facility, leaving $400 million in borrowing capacity available under the Revolving Facility and the Term Loan principal outstanding was $463 million.
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
Critical Accounting Policies and Estimates
Our financial statements are prepared in accordance with GAAP. In connection with the preparation of these financial statements, we are required to make assumptions, estimates and judgments that affect the reported amounts of assets, liabilities, revenues, expenses and the related disclosure of contingent liabilities. These assumptions, estimates and judgments are based on historical experience and assumptions that are believed to be reasonable at the time. However, because future events and their effects cannot be determined with certainty, the determination of estimates requires the exercise of judgment. Our critical accounting policies are those that require assumptions to be made about matters that are highly uncertain. Different estimates could have a material impact on our financial results. Judgments and uncertainties affecting the application of these policies and estimates may result in materially different amounts being reported under different conditions or circumstances. Our management periodically reviews these estimates and assumptions to ensure that our financial statements are presented fairly and are materially correct. We assessed certain accounting matters that generally require consideration of forecasted financial information in context with the information reasonably available to us as of September 30, 2025 and through the date of this report. The accounting matters assessed included, but were not limited to, our allowance for doubtful accounts, stock-based compensation, the carrying value of our goodwill and other long-lived assets, financial assets, valuation allowances for tax assets and revenue recognition.
In many cases, the accounting treatment of a particular transaction is specifically dictated by GAAP and does not require significant management judgment in its application. There are also areas in which management’s judgment in selecting among available alternatives would not produce a materially different result. The significant accounting policies and estimates that we believe are the most critical to aid in fully understanding and evaluating our reported financial results are discussed in the 2024 Annual Report. Teradata’s senior management has reviewed these critical accounting policies and related disclosures and determined that there were no significant changes in our critical accounting policies in the nine months ended September 30, 2025.
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
Based on their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2025, our disclosure controls and procedures were effective to provide reasonable assurance that the information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.
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
Other than the ERP implementation, there have been no changes in our internal control over financial reporting that occurred during the last fiscal quarter ended September 30, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
Purchases of Company Common Stock
From time to time, the Company's Section 16 officers sell to the Company shares of the Company's common stock received upon vesting of restricted share units at the current market price to cover their withholding tax obligations. For the nine months ended September 30, 2025, the total of these purchases was 276,578 shares at an average price of $24.22 per share.
The following table provides information relating to the Company’s share repurchase programs for the nine months ended September 30, 2025:

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Dilution Offset Program (1)	Total Number of Shares Purchased as Part of Publicly Announced Open Market Share Repurchase Program (2)	Maximum Dollar Value that May Yet Be Purchased Under the Dilution Offset Program	Maximum Dollar Value that May Yet Be Purchased Under the Open Market Share Repurchase Program
Month
January 2025	634,872	$31.50	—	634,872	$442,485	$331,609,730
February 2025	514,547	$27.39	19,405	495,142	$16,209	$317,969,936
March 2025	413,828	$23.09	218,758	195,070	$101,574	$313,419,831
First Quarter Total	1,563,247	$27.92	238,163	1,325,084	$101,574	$313,419,831
April 2025	458,523	$20.84	—	458,523	$101,574	$303,865,062
May 2025	426,561	$22.40	—	426,561	$101,574	$294,310,306
June 2025	412,224	$22.07	—	412,224	$101,574	$285,210,524
Second Quarter Total	1,297,308	$21.74	—	1,297,308	$101,574	$285,210,524
July 2025	451,179	$22.19	—	451,179	$101,574	275,200,814
August 2025	457,139	$20.90	—	457,139	$101,574	265,647,969
September 2025	516,254	$21.60	222,887	293,367	$124,167	259,180,240
Third Quarter Total	1,424,572	$21.56	222,887	1,201,685	$124,167	$259,180,240
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

Item 3. Defaults Upon Senior Securities.
None
Item 4. Mine Safety Disclosures.
None
Item 5. Other Information.
During the three months ended September 30, 2025, no director or officer of Teradata adopted or terminated a "Rule 10b5-1 trading arrangement" or "non-Rule 10b5-1 trading arrangement," as each term is defined in Item 408(a) of Regulation S-K.

Item 6. Exhibits.

Exhibit Number per Item 601 of Regulation S-K	Description

3.1
Amended and Restated Certificate of Incorporation of Teradata Corporation as amended and restated on September 24, 2007 (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K dated September 25, 2007 (SEC file number 001-33458)).

3.2	Amended and Restated By-Laws of Teradata Corporation, as amended and restated on October 31, 2022 (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K dated November 1, 2022).

4.1	Common Stock Certificate of Teradata Corporation (incorporated by reference to Exhibit 4.1 to the Quarterly Report on Form 10-Q dated November 13, 2007 (SEC file number 001-33458)).

31.1	Certification pursuant to Rule 13a-14(a), dated November 5, 2025.

31.2	Certification pursuant to Rule 13a-14(a), dated November 5, 2025.

32	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated November 5, 2025.

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TERADATA CORPORATION

Date: November 5, 2025	By:	/s/ John Ederer
John Ederer Chief Financial Officer