Form 10-K
period 2025-12-31
TERADATA CORP /DE/
filed 2026-02-27
CIK 816761

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
    For the fiscal year ended December 31, 2025
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
The aggregate market value of voting stock held by non-affiliates of the registrant as of June 30, 2025, was approximately $2.1 billion.
At January 30, 2026, there were 92.2 million shares of common stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE

Part III:	Portions of the registrant’s Notice of Annual Meeting of Stockholders and Proxy Statement, to be filed with the Securities and Exchange Commission pursuant to Regulation 14A within 120 days after registrant’s fiscal year end of December 31, 2025 are incorporated herein by reference.

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

Item 1. BUSINESS
Overview. At Teradata Corporation ("we," "us," "Teradata," or the "Company"), we are focused on helping organizations activate the intelligence in their enterprise and turn the insights from across their organization into outcomes. In the agentic future, AI agents have enterprise context, can act on it in milliseconds and address continuous decisions at enterprise scale. This new landscape demands a new system of intelligence, and we believe Teradata is uniquely suited to provide this with our autonomous AI and knowledge platform as well as our data and analytics capabilities.

We believe that we have architected our platform for autonomous AI operations and organizations’ toughest data and analytics challenges, particularly as enterprises are evaluating how to cost effectively deploy agentic AI. We also saw a resurgence of hybrid environments that reflected a growing understanding of how enterprises can best leverage both on-premises and cloud deployment options to meet their diverse business needs. Our platform is designed for data and analytics that can give customers the opportunity to run agentic AI at scale wherever that data resides in their business – whether public cloud, on-premises, private cloud, or a combination.

With our AI and knowledge platform, underpinned by our extensive patented workload management optimization technology, we believe we are well positioned to help enterprises become autonomous enterprises, with a governance layer that is intended to provide the ability for customers to focus on managing, securing, and providing trustworthy data for AI and analytics across hybrid and multi-cloud environments.

Our AI and Knowledge Platform

We believe our technology strengths are the foundation for agentic AI at scale. Our platform is designed for enterprise-grade workloads. It is built on a massively parallel architecture, with patented workload management, query optimization, and predictable costs that are designed to deliver the most complex workloads. The industry data models available on our platform are built on decades of experience working with global organizations that are large-scale users of data, and can enable our customers to bring deep context to the language models they choose to use. Our platform includes a semantic layer intended to bridge AI and data, giving AI agents the context they need to reason and act. We believe that our platform provides the best price performance, whether deployed on-premises or in the cloud, or a hybrid combination. Our MCP Server, AI Agents, and always-on compute are designed to deliver the reliability and agility needed for autonomous reasoning, planning, and action. Our Autonomous Customer Intelligence empowers organizations to turn raw data and customer signals into context-aware, real-time engagement.

We believe that our deployment and compute flexibility set Teradata apart. Our differentiated approach spans deployments in the top public cloud service provider platforms of AWS, Microsoft Azure, and Google Cloud, as well as private cloud platform instances, on-premises, and hybrid environments. We also provide Teradata AI Factory, designed to bring AI and machine learning capabilities to on-premises environments for organizations in regulated industries, with data sovereignty requirements, or that want to manage and contain their AI infrastructure costs. It integrates with Nvidia NIM Services and GPUs, and Teradata AI Workbench and ClearScape Analytics™ , which support BYOM/BYO-LLM (bring your own model / large-language model), in-engine analytics, and model endpoints. We also offer always-on and elastic compute flexibility, designed to ensure governance, security, and performance at scale.

Open, connected, and future-ready. Teradata’s partner ecosystem collaborates across cloud, AI, infrastructure, and application partners, providing choice and interoperability for organizations to innovate and deliver outcomes. Our patented QueryGrid data analytics fabric provides seamless, high-performing data access, processing, and movement across multiple data sources, as well as data and workload migration tools and services. Teradata ClearScape Analytics is designed to integrate seamlessly with third-party LLMs and AI agents, leveraging Teradata’s Enterprise Vector Store and Enterprise Feature Store, to orchestrate multi-agent systems. We also provide Teradata AgentBuilder, which is designed to allow customers to rapidly design, deploy, and manage autonomous agents. We also believe that we offer a competitive and compelling total cost of ownership by building out best-in-class capabilities that are designed to provide an easy experience for ingestion, exploration, development, consumption, and operationalization of data analytics and AI/ML.

Expertise, innovation, and industry leadership. Teradata brings more than four decades of domain expertise and proven industry knowledge models to support our customers. With our AI Services, enterprises can rapidly productionize AI workloads—reducing time to market, accelerating deployment cycles, and unlocking business value faster. This integrated services offering combines embedded experts with proven methodology and our AI and knowledge platform to guide organizations in developing and scaling AI agents across their business.
Our Teradata AI services consultants and our forward-deployed engineers work with customers to assist in their transition from concept to production in their AI deployments.
Our Business Transformation
Across Teradata, we are executing and advancing in our transformation as a modern, leading AI and knowledge platform. Our transition has earned recognition from numerous industry analyst firms, and we delivered more than 150 AI engagements at customer accounts in 2025. Companies have data both in the cloud and on-premises in their data estates, with increasing leverage of hybrid architectures. It is no longer about choosing between environments—it’s about effectively operating across both in order to meet diverse business needs and drive faster decision-making, at the scale they require. We believe we address these customer needs with our hybrid capabilities and our open and connected platform approach.

2025 was a year of significant innovation at Teradata in support of our transformation into a leading AI and knowledge platform. We announced a considerable set of technology innovations throughout 2025. These announcements included:

•Enterprise Vector Store that combines structured and unstructured data in order to improve AI use cases,
•Teradata AI Factory supporting on-premises AI,
•ModelOps updates were added to ClearScape Analytics,
•MCP Server that connects AI systems with interactive access to the enterprise data, context, and predictive, AI capabilities necessary to provide meaningful outcomes,
•Teradata AgentBuilder with capabilities designed to deploy AI agents, and
•Autonomous Customer Intelligence, designed to enhance our customer experience offerings.

We also continued our commitment to developing and building strong partnerships in 2025. In this regard, we added partnerships that are designed to augment our platform capabilities, including with ServiceNow, Salesforce, and Fivetran. Adding these partners to our already extensive ecosystem supports our commitment to a fully open and connected approach that allows enterprises to employ modern data strategies to enable and execute autonomous AI at scale.
Market Dynamics
Our target market focuses on organizations that are large-scale users of data. As generative and agentic AI adoption accelerates, we expect that there will be exponential growth in data volumes, queries, and mixed workloads requiring high concurrency and a need to manage both structured and unstructured datasets. We believe Teradata is uniquely positioned to handle this growth by helping our customers build the data foundation and deliver enterprise context to AI solutions. Whether enterprises leverage hybrid, multi-cloud, and/or on-premises data analytics and AI/ML technologies, we believe it is essential for them to be able to integrate ecosystems across multi-cloud and on-premises environments, simplify access to data wherever it resides, and accommodate analytics at massive scale and speed to derive significant business value. Teradata addresses the full spectrum of data analytics and AI needs and varying cloud adoption strategies—from cloud-only to multi-cloud to hybrid and on-premises.

Our Consulting Services and Third-Party Relationships
Our customers use Teradata technologies and innovations to solve their business challenges and drive business outcomes. We provide guidance to customers on uses tailored to their needs and offer differentiated use case solutions that can accelerate growth.

Our experienced consultants offer a broad range of services, including helping organizations establish a data analytics and AI vision, enabling a modern, hybrid ecosystem architecture, identifying and operationalizing opportunities, and realizing value in production. Our AI services are described previously. Our support and maintenance services are designed to provide an optimal experience with Teradata, and our managed services offerings are designed to provide an enhanced experience for our customers by helping their analytic environments operate efficiently. We also work closely with top global and regional systems integrators to accelerate innovation, enable digital transformation and maximize customer value from their Teradata technologies.
Our Subscription Options
Teradata offers subscription offerings that are flexibly priced, ranging from capacity-based to consumption-based pricing. These flexible pricing options are designed to enable our customers to reduce complexity, risk, and cost and expand their data analytics and AI/ML capabilities to fit their data and budget needs.
Our Segments
For the calendar year ended December 31, 2025, we had total revenues of $1.663 billion. We manage our business under two operating segments: (1) Product Sales and (2) Consulting Services. For financial information about our segments and geographic information, see "Note 14-Segment, Other Supplemental Information and Concentrations" in the Notes to Consolidated Financial Statements in this Annual Report.
History. Teradata was incorporated in 1979 as a Delaware corporation. Teradata became a publicly traded company named Teradata Corporation (NYSE: TDC) on September 30, 2007.
Industry and Market Opportunity. As companies face mounting data demands, along with the need to extract value from data, we believe that our opportunity to grow in the multi-billion dollar data management and analytics market will continue. Industry analysts forecast that this market will grow at a double-digit rate year-over-year for the next few years, and it is expected that the market opportunity will continue to expand with the anticipated rapid and global adoption and enablement of agentic and generative AI. There is increased complexity, cost, and risk to companies associated with managing data analytics and AI/ML environments, as well as the rapidly emerging desire of customers to create and deliver value from agentic and generative AI. This is particularly true for our target market of global enterprise companies, and we believe that these companies require well-integrated solutions that can accommodate significant agility, scale, and speed in an open and connected ecosystem. We focus on supporting our customers with the platform they require, whether cloud-only, multi-cloud, on-premises, or a hybrid combination. We are helping new and existing customers connect their hybrid environments, migrate to the cloud if desired, expand workloads across all deployment options, and capture the possibilities provided by enabling AI. We are also focused on growing the adoption of our hybrid platform, enabling AI in the deployment the customer chooses—whether cloud or on-premises— by bringing additional data and AI/ML capabilities offerings, increasing software utilization, expanding partnerships with leading companies, and demonstrating our extensive AI capabilities.

Our Strategy. Our strategy is built on three pillars: Foundational Excellence, real-world uses of AI, and the best AI for hybrid environments. We deliver on this strategy through leveraging our talented teams that are committed to our culture and strategic execution.

•Foundational Excellence: We believe that starting with a strong foundation is critical to our success, including the knowledge platform, price performance, user experience, elasticity, business continuity, and providing a hybrid ecosystem across cloud and on-premises. Teradata delivers high performance, scalability and cost efficiency—whether on-premises or in the cloud.

•Real-world Uses of AI: As agentic AI use has moved onto the global stage, AI endeavors have been more experimentation than production, as expected with any novel technology. However, the drawback is that those projects failed to deliver real value. At Teradata, we are taking a different approach: we start with real-world uses and build platforms that help our customers deliver business outcomes, at scale. We believe that when we can help enterprises lead with AI-driven industry use cases and focus on key AI workloads at scale, they can go beyond experiments and begin to see real return on investment.

•Best AI for Hybrid Environments: Most large enterprises are multi-faceted and already operate in hybrid environments. We believe that Teradata is the best platform for a hybrid environment. Our differentiated capabilities enable our users to work seamlessly across cloud and on-premises with data, compute, models, workbenches, experiences and outcomes.

As we strive to help organizations achieve AI autonomy, we believe enterprise knowledge and data are key to powering business outcomes. Helping enterprises transform to succeed in an agentic and autonomous AI future depends not only on enterprise data and AI agents, but also on establishing a knowledge base. For more than forty years, Teradata has been helping organizations with their enterprise data. We believe this expertise is at the core of Teradata through our platform and its highly performant database engine that delivers complex queries, joins, and analytics at scale. AI agents play the role of the natural language interfaces that AI autonomy depends on, as well as enable the capability for future autonomous actions, decisions, and, most importantly, outcomes at scale. We engineer a knowledge base that provides the context through a semantic layer between enterprise data and the AI agents. The knowledge base gives AI agents the critical context needed to reason and act.

Customers. Teradata concentrates our marketing and go-to-market efforts on enterprises that are seeking to improve business performance and view data analytics and AI/ML as strategic to achieving that objective. We focus on the key buying centers of technology buyers and users, business leaders, as well as analytics buyers and users. We believe Teradata is differentiated in industries with high-data requirements, including Financial Services, Healthcare and Life Sciences, Public Sector, Manufacturing, Retail, Telecommunications, and Travel/Transportation. We believe that these industries provide a good fit for our solutions and services, as these industries typically have the greatest analytic potential with large and growing data volumes, complex data management requirements, large and varied types of users, and operations and customer bases that span global geographies. Additionally, we are seeing increasing exploration of AI uses across these industries. We currently do not have any customer that represents 10% or more of our total revenue.

Seasonality. Historically, our new contract bookings and renewals are seasonal, in line with customer spending patterns, with lower volume typically in the first quarter and higher volume generally in the fourth quarter of each calendar year. Such seasonality causes our working capital cash flow requirements to vary from quarter to quarter depending on the variability in the volume, timing of invoices and subsequent collection, and mix of platform and services sales. In addition, contract bookings in the third month of each quarter have historically been significantly higher than in the first and second months, with the majority occurring in the last quarter of our fiscal year. In addition, the size and complexity of our sales transactions have resulted in, and we expect will continue to result in, lengthy sales cycles with multiple levels of customer approvals which can also lead to less predictability of the timing of quarterly transactions. These factors, among others as more fully described in Item 1A, Risk Factors, in this Annual Report, make forecasting more difficult and may adversely affect our ability to accurately predict financial results.

The majority of our customers pay for their Teradata offerings via subscription-based purchasing options, available for both cloud and on-premises deployments. The majority of our revenue from sales is recurring, which generally increases the predictability of our revenue and the durability of our future cash flows. The majority of our customer contracts are based on a blended pricing model which provides a fixed capacity and also offers the customer optional consumption for times when they experience increased activity.
Sales, Marketing, Customer Services and Partners
Sales and Marketing. We primarily sell and market our solutions and services through a direct sales force. We have more than 80% of our employees in customer-facing and/or revenue-driving roles (including sales, marketing, consulting, customer services, and product engineering).
We support our sales efforts with marketing designed to:

•grow awareness of Teradata as a leading AI and knowledge platform, highlighting our technology innovation, differentiation and leadership—all designed to help customers get rapid value from data and AI uses, as well as our analytics and AI services expertise, and
•create demand for, and adoption and expanded use of, our technologies and related services.

We additionally provide extensive training to educate and enable our sales force with the skills and knowledge to compete and win with our value proposition.

Our brand messaging is intended to highlight Teradata’s role as a leading AI and knowledge platform. To support our growth objectives, we employ a broad range of modern marketing strategies, including programs designed to inform, educate, and generate demand with customers and prospects. These strategies include our global website, digital marketing, paid media, demos and trials of our software, in person and online events, public relations, social media, influencer and partnership marketing, customer advocacy and developer advocacy programs, and targeted demand generation.

Customer Services. Our global customer services organization is dedicated to driving optimal customer experiences and maximizing customer value on Teradata technology. We believe in working with our customers to help them achieve the best outcomes from the data that is managed in our platform, so they are empowered with the full potential of Teradata’s solutions. Our global customer services organization is comprised of cloud operations, customer support, customer experience, consulting and managed services, and customer education. This organization focuses on delivering business value throughout the customer journey, enabling innovative use of our platform, extracting additional efficiencies, and maximizing customer impact and satisfaction—which are designed to retain customers and drive greater consumption of our technology. In 2025, we announced AI Services as described previously.

Strategic Partnerships. We seek to extend our sales and marketing reach by partnering with cloud service providers, alliance partners (including independent software vendors, technology partners, open-source software distributors, and resellers), leading global and regional systems integrators, and consultants, that we believe complement our differentiated offerings. Strategic partnerships are a key element in our ability to leverage the value and expand the scope of our platform in the marketplace.

•Cloud Service Providers: We have established partnerships with the top three global public cloud service providers: AWS, Microsoft Azure, and Google Cloud. We work to continuously strengthen these strategic partnerships so that organizations around the world can easily have access to the Teradata platform via the service provider they prefer.

•Alliance Partners: We focus on working collaboratively with partners in several areas, including AI/ML and LLMs, tools, data and application integration solutions, data mining, analytics, business intelligence, and specific analytic and industry solutions. Our goal is to provide choices through our open and connected approach and support customers’ choice with partner offerings that are optimized and certified to work with our platform to deliver end-to-end analytic and data solutions and to provide comprehensive capabilities that support the customer’s business goals. In 2025, we added new partnerships with ServiceNow and Salesforce. We also consistently review and add to our technology partners with the goal of ensuring best-in-class technology to help our customers achieve the enterprise-grade performance and scale they need. These partnerships include NVIDIA, NetApp, and Dell.

•Systems Integrators and Consultants: We work with a range of systems integrators and consultants who engage in the design, implementation, and integration of analytic solutions for our joint customers. Our strategic partnerships with global and regional consulting and systems integration firms provide broad industry and technology expertise in the design of business solutions that leverage Teradata technologies.

Competition. We compete in a large and growing market that is attractive to both current and new competitors. There is a large number of vendors in the market, and the landscape is rapidly growing with the increasing adoption of AI. Participants include AWS, Databricks, Google Cloud, Microsoft Azure, Snowflake, and more; the competitive market also comprises traditional legacy competitors. We believe our focus on AI, hybrid and multi-cloud ecosystem simplification, providing solutions for the most scalable and complex workloads, and services designed to achieve desired business outcomes of our customers, enable us to successfully compete. We believe that our technology innovations are highly differentiated, deliver scale and integration, and are positioned to provide business value to our customers. Furthermore, we provide our customers with the opportunity to de-risk their buying decisions with our hybrid capabilities, so they can deploy across the top public clouds, private cloud and on-premises, coupled with flexibility in purchasing and portable licensing. For more information on competition, see Item 1A. Risk Factors, in this Annual Report.

We believe that the principal competitive factors for our products and services include: data analytics and AI/ML experience; business outcome delivery; hybrid multi-cloud offerings and experience; total cost of ownership; customer references; technology leadership; product quality; performance, scalability, availability, integrity, security, and manageability; partner relationships; experienced engineering talent, support and consulting services capabilities; management of technologies in a complex analytical ecosystem; delivery of a platform and tools that are designed to enable AI/ML for our customers; and industry knowledge and expertise.

Research and Development ("R&D"). We remain focused on designing and developing our platform that anticipates our customers' evolving needs and supports solving their complex business challenges. Our teams are extending Teradata technologies and innovations for the Teradata platform, in order to have consistent and differentiated capabilities that meet the performance and scale requirements of enterprise data, analytics and AI uses, moving towards fully autonomous enterprises.

With a focus on creating an open and connected platform, we continue to build a deep integration with cloud data and analytic ecosystems, including advanced analytics and AI/ML tools. Furthermore, with our strong partnerships, our R&D team is extending our platform to enable deeper integration with a broader range of solution and service providers.

Our extensive and talented R&D workforce is one of our core strengths. Our R&D team is globally dispersed to take advantage of global engineering talent. On an ongoing basis, this team adds expertise to align with emerging market dynamics, for example, adding AI expertise to accelerate our momentum. We anticipate that we will continue to have significant R&D expenditures, which may include complementary strategic acquisitions, to help support the flow of innovative technologies that position Teradata to lead in autonomous AI and knowledge.

Government Regulation and Compliance. We are subject to diverse and complex global laws and regulations, including those relating to technology, including AI/ML, data privacy, environmental protection, and ESG reporting. Compliance with such laws and regulations has not historically had a material effect on our capital expenditures, earnings, or competitive position. For more information on regulations and compliance, see Item 1A. Risk Factors, in this Annual Report.
Intellectual Property and Technology. We own 534 patents in the United States. We are also the exclusive licensee of four additional patents in the United States and counterpart patents in foreign countries. Many of the patents that we own are licensed to others, and we are licensed to use certain patents owned by others. While our portfolio of patents and patent applications in the aggregate is of significant value to our Company, we do not believe that any individual patent is by itself of material importance to our business.
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
Sources of Materials. Our hardware components are assembled and configured by Flex Ltd. ("Flex"). Our platform line is designed to leverage the components from manufacturers that we believe are industry leaders. Our data storage devices and memory components utilize industry-standard technologies but are selected and configured to work optimally with our software and hardware platform. Flex also procures a wide variety of components used in the assembly process on our behalf. Although many of these components are available from multiple sources, Teradata utilizes preferred supplier relationships to better ensure more consistent quality, cost and delivery. Typically, these preferred suppliers maintain alternative processes and/or facilities to ensure business continuity of supply. Given our strategy to outsource product assembly activities to Flex and to source certain components from single suppliers, a disruption in production at Flex or at a supplier, a global shortage of components, commodity, transportation, and/or inflationary pressures could impact the timing or profitability of customer shipments. In addition, a significant change in the forecasts to any of these preferred suppliers could result in purchase obligations for components that may be in excess of demand. Although we have not experienced issues from inflationary challenges or otherwise, the current inflation environment could present potential supply chain uncertainty. For more information, see Item 1A, Risk Factors in this Annual Report.
Human Capital
Teradata operates with a fully flexible work environment, empowering employees to make decisions about where and how they can be most productive. Our global workforce is located in approximately 38 countries, and our corporate headquarters are in San Diego, California.

Teradata’s people objectives are to attract, retain, develop, and nurture the most innovative, curious, and skilled talent available. Along with our fully flexible work environment, we offer competitive pay and comprehensive health and wellness benefits and programs designed to help our people thrive.
As of December 31, 2025, we had approximately 5,100 employees globally, with approximately 30% employed in the United States and 70% across the rest of the world. Our global workforce is critical to our overall business strategy across target markets. During fiscal 2025, our overall headcount decreased as we continue to align and optimize our talent needs to support our profitable growth strategies.
Culture and Engagement. At Teradata, we are more than just a leading technology company. We are a global team, fueled by a collaborative culture and shared purpose. Our commitment to continuous growth is built on a foundation of transparency, trust, and support as we face challenges together. Our people are the driving force behind everything we achieve – and when we work together, anything is possible. We empower our people to live our core principles: customer and market driven, agility in execution, and accountability to each other. We strive to create a workplace that is free from discrimination where everyone feels they belong. Together, we thrive – because when our people thrive, so does Teradata.
Health, Safety, and Wellness. We are committed to the health, safety, and wellness of our employees and their families. We provide flexible and inclusive programs that cater to diverse needs of well-being, which includes quarterly well-being days, and global paid holidays for all employees.
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
Talent Development. Teradata is committed to supporting the professional development of our employees by providing resources and pathways for growth. Over the last several years, we have evolved our talent practices to facilitate frequent conversations between managers and employees on performance and development. We have launched on-demand learning resources, such as LinkedIn Learning, which give employees flexibility in when and how they learn. We also provide facilitated learning opportunities to help build specific capabilities and skills, such as Basics of Communication, Emotional Intelligence, Influence, and Time Management. We offer executive and leadership development programs designed to enable our leaders to role model our leadership principles and empower individuals to lead at every level.
Community Engagement. We believe building connections between our employees, their families, and our communities creates a more meaningful, fulfilling, and enjoyable workplace. We support local STEM education programs to ensure emerging leaders in our communities have opportunities to explore their interests. Our Teradata Cares program empowers our employees to make a positive difference where we live and work through volunteerism and giving. We support our employees’ giving and volunteer efforts by providing matching donations for employee contributions to qualified not-for-profit agencies, project grants, and supporting communities where we have employee populations. To further enable employees to support the charity of their choice, we provide every employee four days a year, during normal working hours, for volunteer efforts of their choice.
Properties and Facilities. Our corporate headquarters is located in San Diego, California. As of December 31, 2025, we operated 40 facilities in 29 countries throughout the world. We own our San Diego complex, while all other facilities are leased.

Information About Our Executive Officers. The following table and biographies sets forth information as of February 27, 2026 regarding the individuals who are serving as our executive officers.

Name	Age	Position(s)
Stephen McMillan	55	President and Chief Executive Officer
John Ederer	57	Chief Financial Officer
Sumeet Arora	51	Chief Product Officer
Michael Hutchinson	60	Chief Operating Officer
Richard Petley	49	Chief Revenue Officer
Scot Rogers	58	Chief Administrative Officer
Stephen McMillan. Stephen McMillan is the Company’s President and Chief Executive Officer and has served in this role since joining the Company in June 2020. Mr. McMillan has served on the Company’s Board of Directors since June 2020. Previously, he served as the Executive Vice President of Global Services for F5 Networks, Inc., a transnational company that specializes in application services and application delivery networking, from October 2017 when he joined F5 until May 2020. Prior to joining F5, Mr. McMillan was at Oracle Corporation, a global software and services company ("Oracle"), for five years where he held roles of increasing executive responsibility, including oversight for customer success and managed cloud services. Mr. McMillan also serves on the Board of Directors of Lumen Technologies, Inc.

John Ederer. John Ederer is the Company's Chief Financial Officer and has served in this role since joining Teradata in May 2025. Previously, Mr. Ederer served as the Chief Financial Officer for Model N, Inc., a cloud revenue management solutions provider, from January 2021 to May 2025. Prior to that, from August 2018 until November 2020, he served as Chief Financial Officer for K2 Software Inc., a provider of cloud-based and on-premises digital process automation solutions.

Sumeet Arora. Sumeet Arora is the Company’s Chief Product Officer and has served in this role since joining Teradata in April 2025. Prior to joining Teradata, Mr. Arora served as Chief Development Officer at ThoughtSpot, Inc., a technology company that produces business intelligence analytics search software, from 2019 until April 2025. From 2017 until 2019, he was Senior Vice President and General Manager of Service Provider Networking at Cisco Systems, Inc.

Michael Hutchinson. Michael Hutchinson is the Company's Chief Operating Officer and has served in this role since February 2025. Previously, from January 2022 until February 2025, he served as Chief Customer Officer. From June 2021, when he joined the Company until January 2022, he served as Senior Vice President World-Wide Customer Success, Consulting and Renewals. Prior to joining Teradata, Mr. Hutchinson served as the Senior Vice President and Chief Customer Officer at Verint Systems Inc., a customer engagement solutions provider, from August 2020 to May 2021 and as its Senior Vice President, Global Professional Services and Support from April 2018 until August 2020. From 1990-2018, he held several positions with Oracle, most recently as the Group Vice President, North America Customer Success from December 2015 to March 2018.

Richard Petley. Richard Petley is the Company’s Chief Revenue Officer and has served in this role since April 2024. Previously, Mr. Petley served as Teradata’s Executive Vice President, Global Sales, from April 2022, when he joined the Company, until April 2024. He served as General Manager, Western Europe, for Oracle Cloud, at Oracle, from 2021 until April 2022. From 2018 until 2021, he was the Managing Director, Oracle UK.

Scot Rogers. Scot Rogers is the Company’s Chief Administrative Officer and Corporate Secretary and has served in this role since joining Teradata in June 2025. Previously, from January 2014 until May 2025, he served as the Executive Vice President, General Counsel, Secretary and Chief Compliance Officer for F5 Networks, Inc., a transnational company that specializes in application services and application delivery networking. From 2005 until 2013, he held various senior legal roles at F5.
There are no family relationships between any of the executive officers or directors of Teradata.
There are no contractual obligations regarding the selection of our executive officers.

Information. Teradata makes available through its website, free of charge, its Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, and Current Reports on Form 8-K, and all amendments to such reports, as soon as reasonably practicable after these reports are electronically filed or furnished to the U.S. Securities and Exchange Commission ("SEC") pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 (the "Exchange Act"). These reports and other information are available, free of charge, at www.sec.gov. Teradata will furnish, without charge to a security holder upon written request, the Notice of Meeting and Proxy Statement for the 2026 Annual Meeting of Stockholders. Teradata will furnish the Code of Conduct and any other exhibit at cost (the Code of Conduct is also available through Teradata’s website at https://www.teradata.com/about-us/corporate-governance/code-of-conduct/). Document requests are available by calling or writing to:
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
RISKS RELATED TO OUR BUSINESS AND OPERATIONS
Failure to successfully execute our strategy and realize the anticipated benefits of our business transformation, including R&D investments, could have a material adverse effect on our business.

Our strategy and ongoing business transformation, including with regard to our cloud, hybrid, on-premises, AI/ML and related offerings, involve significant execution risk. We may not successfully develop, launch, scale, or operate our offerings as planned, including enabling our platform and offerings to operate effectively across cloud, hybrid, on-premises environments, or within the environments of our cloud service provider partners. The execution of our strategy and transformation initiatives presents organizational, operational, and technological challenges, including those related to organizational alignment, technology integration, skilled personnel availability, resource allocation, cost management and internal controls. We may not be able to implement or execute all aspects of our strategy as planned, or realize the anticipated benefits within expected timeframes. Even if certain benefits are achieved, there may be unforeseen consequences, including operational disruptions, which could occur. Any such outcomes could have a material adverse effect on our business, brand and reputation, competitive position, financial condition, results of operations, growth prospects and cash flows.

Shortened product life cycles driven by rapid technological change, competitive pressures, and evolving customer expectations require us to continuously innovate to keep pace with emerging customer use cases and technology trends. We must innovate both internally and in coordination with third-party technology providers whose components are included in our offerings. Bringing new offerings or enhancements to market can be costly and time consuming and may increase our exposure to significant technical, legal, regulatory or other risks. Furthermore, as we migrate our customers from on-premises environments to the cloud and hybrid deployments, expand our customers’ workloads or introduce new consumption or deployment models, we may incur unexpected, delays, or operational complexity.

Our ability to successfully scale and operate our platform, including AI-enabled capabilities, depends on our ability to develop appropriate business models, infrastructure, systems, and operational processes, and to attract, retain, and develop skilled personnel in a competitive labor market. Market acceptance of our new offerings depends on our ability to include functionality and usability that address customer expectations, and to optimally price our offerings and services to meet customer demand across platforms and cover our costs. There can be no assurance that our go-to-market approach will successfully address these evolving preferences. In addition, evolving regulatory requirements applicable to AI-enabled technologies may require changes to product design, development processes, or permitted customer uses, which could delay deployments, increase costs, or reduce customer demand.

As part of our transformation, we continue to dedicate significant resources to our R&D efforts in order to maintain and advance our competitive position. However, we may not receive significant revenues from these investments for several years, if at all. R&D expenses represent a significant portion of our discretionary fixed costs. Please see Item 1. Business for a description of our strategy, transformation efforts, product offerings and services, and R&D and innovation efforts, including for our autonomous AI and knowledge platform and data and analytics capabilities.

If we are unable to successfully execute our strategy, respond to market and technological change, develop, deliver and scale our offerings on a timely and cost-effective basis, maintain our differentiated hybrid capabilities, or achieve competitive margins and growth, our business, brand and reputation, competitive position, financial condition, results of operations, growth prospects, and cash flows could be materially adversely affected.

Unanticipated delays or accelerations in our sales cycles makes accurate estimation of our Total Annual Recurring Revenue ("ARR"), Public Cloud ARR, and revenues difficult, and have resulted in, and could in the future result in, significant fluctuations in our quarterly operating results and have impacted, and could in the future impact, our ability to achieve any financial guidance and forecasts that we may provide.

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
Our business has substantially shifted from a traditional, perpetual pricing and revenue model to a subscription-based model in which less revenue is recognized upfront at the time the customer enters into a transaction. The pace and extent to which customers will continue to purchase, consume and renew our offerings on a subscription basis is variable and, therefore, has impacts on our results and operations. We also have flexible pricing options for our cloud customers, including consumption-unit based, "pay as you go" pricing. Under such a pricing model, we generally recognize revenue based on consumption. To the extent that customers opt for such a flexible pricing model, we may not be able to accurately forecast the timing of customer consumption of our offerings. In addition, the needs of our customers have evolved from a cloud-only approach to considering hybrid platforms or remaining on-premises. As a result, our actual results may differ from our projections, particularly for Public Cloud ARR and Total ARR. Furthermore, our on-premises subscription arrangements may provide the customers with the right to cancel our agreement upon certain notice periods, which we may change in the future. Such arrangements may impact the timing of revenue recognition for these customers and result in fluctuations in our quarterly operating results.
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
Despite robust data security measures and skilled computer programmers, nation-state sponsored cyber attackers and hackers deploying and advanced and persistent threats may be able to penetrate our network security or that of our third-party providers and misappropriate or compromise our intellectual property or other confidential information or that of our customers, create system disruptions or cause shutdowns. They may also be able to develop and deploy viruses, worms, and other malicious software programs that attack our systems or products or otherwise exploit security vulnerabilities of our systems or products. In addition, phishing-scheme-perpetrators may be able to lure employees or contractors into providing such perpetrators with information that may enable them to avoid some of our network security controls or those of third-party providers which could result in system disruptions or a loss of confidential and proprietary information.

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
If our existing customers fail to renew, or cancel their subscription license arrangements or support agreements, or if customers do not renew on terms favorable to us, our business could be adversely affected.
Teradata’s platform offerings have been expanded to include a variety of subscription options, which impact the timing of when revenues are recognized and related cash flows are collected. The IT industry generally has been experiencing increasing pricing pressure from customers when purchasing or renewing support agreements. As some of our on-premises customers migrate all or a portion of their data analytics solutions to a cloud- or hybrid based platform, some customers have selected offerings of one of our competitors and existing customers may do so in the future. As a result, such customers have cancelled all or a portion of their arrangements with us and may continue to do so in the future. While customer cancellations we have had to date have not been material to our business, they could become material in the future. Mergers and acquisitions in certain industries that we serve could result in a reduction of the software and hardware being supported and put pressure on our subscription and support terms with customers who have merged. Given these factors, there can be no assurance that our current customers will migrate from on-premises to the cloud with Teradata, renew their subscription and/or support agreements, or agree to the same terms when they renew, which could result in our reducing or losing subscription and/or support fees which could adversely impact operating results.
Our future results depend in part on our relationships with strategic partners, key suppliers, and other third parties.
Our development, marketing, and distribution plans depend in part on our ability to form strategic alliances with third parties that have complementary offerings, software, services, and skills. Our strategic partners include cloud service providers, alliance partners, system integrators and consultants, software and technology providers, hardware support service providers, and indirect channel distributors in certain countries. These relationships involve risks, including our partners changing their business focus, entering strategic alliances with other companies, being acquired, including by our competitors, failing to meet regulatory requirements, data privacy or other laws, or performance criteria, improperly using our confidential information, exposing our data and/or customer information through the transfer of data to the cloud or otherwise or through other security breaches, or their market reputation deteriorating. If we fail to maintain or expand our relationships with strategic partners or if we are forced to seek alternative technology or technology for new solutions that may not be available on commercially reasonable terms, our business may be adversely affected.

As part of our strategy, our relationships with public cloud service providers, Amazon Web Services ("AWS"), Google Cloud, and Microsoft Azure, could impact our business. Our strategic relationships with these cloud service providers for our cloud offerings on their platforms require significant investments to ensure that our solutions are optimized in these cloud environments. In addition, there are geographies in which we operate that utilize alternative, local cloud-platform service providers where AWS, Google Cloud, and Microsoft Azure are inaccessible or not available. The cloud service providers maintain relationships with certain of our competitors, and our competitors may in the future establish relationships with additional competing cloud data platform providers. Furthermore, cloud service providers do and may in the future provide platforms that compete with our platform. Any of these cloud service providers may decide to modify or terminate our business relationship, change the terms of any agreement or pricing terms that we have with them, or may otherwise enter into preferred relationships with one or more competing cloud data platform providers. If we are unsuccessful in meeting performance requirements or obtaining future returns on these investments, or if we are otherwise unable to maintain adequate relationships with any of these cloud service providers, our financial results may be adversely impacted.

Third-party vendors provide important elements to our solutions; if we do not maintain our relationships with these vendors or if these vendors cease to be going concerns, interruptions in the supply of our offerings may result. There are some components of our solutions that we purchase from single sources due to price, quality, technology or other reasons. For example, we rely on Flex as a key contract manufacturer for certain on-premises hardware offerings. In addition, we buy servers from Dell Technologies Inc., storage disk systems from NetApp, Inc., and graphics processing units ("GPU") from NVIDIA. Some components supplied by third parties may be critical to our solutions, and several of our suppliers may terminate their agreements with us without cause with 180-days' notice. In addition, we rely on certain vendors for hardware support services and parts supply. If we were unable to purchase necessary services, parts, components or offerings from a particular vendor and had to find an alternative supplier, our shipments and deliveries could be delayed. Also, quality issues, commodity, tariffs, transportation, wage, or other inflationary pressures, a disruption in our supply chain or the need to find alternative suppliers could impact the costs and/or timing associated with procuring necessary offerings, components and services. In any case, our operations could be adversely impacted. Similarly, our suppliers’ offerings and services have certain dependencies with respect to their own supply chain networks, and supply and/or inflation issues among our suppliers may also adversely impact our business.
Demand for the offerings and services we sell could decline if we fail to maintain positive brand perception and recognition.
Teradata has evolved its brand and messaging, including its emphasis on autonomous AI and knowledge-based data and analytics offerings, to reflect changes in customer needs and market conditions. Recognition and reputation of our brand are important to our success, including our ability to retain existing customers, attract new customers and partners, and achieve our growth expectations in the data management and analytics market. While we leverage our decades of experience in data analytics and database management services, we continue to evolve our offerings to address customer needs across cloud, hybrid, and AI-enabled environments. If the market does not recognize our brand attributes or if there are misperceptions regarding our autonomous AI, cloud, hybrid, or other capabilities, our ability to upgrade existing customers, drive expansion or consumption growth, or acquire new customers could be adversely affected. In addition, damage to the reputation of our brand could result in, among other things, customer cancellations or non-renewals, challenges in attracting and retaining employees, vendor relationship issues, and increased scrutiny from investors and other stakeholders, any of which could materially affect our revenue and profitability.

Increases in the cost, or reduced availability, of components used in our product, and/or increases in our other costs of doing business, have, and could continue to, adversely affect our profit margins.

Our cloud offerings are dependent on cloud service providers and require significant investments to ensure that our solutions are optimized in these environments. Some of our key hardware components are assembled and configured by Flex. Flex also procures a wide variety of components used in the assembly process on our behalf. Although many of these components are available from multiple sources, we utilize preferred supplier relationships to better ensure more consistent quality, cost and delivery. Components used in our products require commodities as part of their manufacturing. As such, increased costs and other inflation, and/or increased tariffs on certain items imported from foreign countries have affected our profit margins and could continue to result in declines in our profit margins.

Additionally, we may face reduced availability of component parts due to global shortages, extended lead times, or other supply chain constraints. Demand for semiconductors, flash memory, GPUs, and other components used in AI, data analytics, and cloud infrastructure may exceed supply, which could increase prices, delay deliveries or compress margins. Such shortages or cost increases could adversely affect our ability to meet customer demand, and we may not be able to fully mitigate these impacts through pricing actions, alternative sourcing, or design adjustments.

Historically, we have mitigated certain cost increases by raising product prices, collaborating with suppliers, pursuing alternative sourcing options, and engaging in cost reduction efforts, all as appropriate. However, these actions may not be sufficient and if our customers resist price adjustments or market conditions limit our ability to offset cost pressures, our sales, margins, earnings, and market share could be adversely affected.
Challenges with our new enterprise resource planning ("ERP") system could adversely impact our business and operations.
We have undertaken a multi-year initiative to design, implement, and modernize our ERP system, with deployment completed in 2025. Stabilization and optimization efforts remain ongoing and require continued management attention, including financial and personnel resources. Challenges related to system integration, process alignment, or user adoption during this stabilization phase could result in operational disruption, increased costs, or impacts to financial reporting, which could adversely affect our business, financial condition, or results of operations.
Any disruption, including as a result of natural disasters or climate change, at or near any of our facilities or other operations or those of our customers, vendors, data warehouses, distribution channels, and public cloud service providers could adversely affect our business.
Disruptions could occur as a result of supply chain challenges; decreases in work force availability; availability of natural resources; natural disasters, including inclement weather, which can be exacerbated by global climate change; man-made disasters; or other external events, such as terrorist acts or acts of war, pandemics and/or epidemics, boycotts and sanctions, widespread criminal activities, protests and/or social unrest, or other events, at, or in proximity to, any of our facilities or those of our customers, vendors, distribution channels, and public cloud service providers. Such events and disruptions could make it difficult or impossible to deliver products and services to our customers or perform critical business functions and could adversely affect our business.

Our headquarters and data lab are located in California, a region with a history of seismic activity, wildfires and an extreme risk of drought, flooding, and vulnerability to future water scarcity. As such, we could experience disruptions as a result of natural disasters and/or extreme weather conditions, including sea-level rise, earthquakes, tornadoes, hurricanes, earthquakes, floods, tsunamis, typhoons, drought, and fire, that could impact our business and operations. Such events could pose physical risks to our facilities and data lab, result in power outages and shortages, and/or result in failures of global critical infrastructure, telecommunication and security systems, natural resource availability, such as energy and water sources, employees’ ability to work, availability of supply chain and logistics, and the additional costs to maintain or resume operations such as costs to repair damages to our facilities, equipment, infrastructure, and business relationships, each of which could negatively impact our business and operations. Furthermore, environmental regulations are increasing in their frequency of issuance and applicability to our company, particularly due to our operations in California and the European Union. Such regulations may result in changes in the demand for resources that could adversely impact the availability or cost of goods and services, including natural resources necessary to run our business.

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
While we have taken steps intended to enhance our operational resilience, there can be no assurance that these measures will be sufficient to prevent or mitigate the adverse impacts of such events.
Failure to successfully complete reorganization activities in connection with our transformation activities or otherwise could negatively affect our operations.
We have undertaken, and may continue to undertake, reorganization efforts in connection with our business transformation and broader cost optimization initiatives in furtherance of our strategy. From time to time, we may wind down certain business activities and/or facilities, cease doing business in certain geographic areas, and/or perform other organizational reorganization projects in an effort to reduce costs and optimize operations. For example, on August 5, 2024, we announced the realignment of our sales function and the initiation of global restructuring and cost reduction actions, elements of which continued into 2025. Reorganization activities, including workforce reductions, leadership and management transitions, and changes to organizational structures, involve risks and may divert management's attention from our core businesses, increase expenses on a short‑term basis, reduce revenues, or disrupt execution of our strategy. We may also experience a loss of continuity, loss of accumulated knowledge, or loss of efficiency during such transitional periods, all of which may negatively impact our business, financial condition, operating results, and cash flows.

Our business is affected by the global economies in which we operate and the economic climate of the industries we serve.
Our business and results of operations are affected by international, national and regional economic conditions. In particular, the IT industry in which we operate is susceptible to significant changes in the strength of the economy and the financial health of companies and governmental entities that make spending commitments for new technologies. Accordingly, adverse global economic, inflationary, recessionary, and market conditions, including in certain economic sectors in which many of our customers operate (such as financial services, healthcare, manufacturing, or government), may adversely impact our business. For example, adverse changes to the economy could impact the timing of purchases by our current and potential customers or the ability of our customers to fulfill their obligations to us. In addition, decreased or more closely scrutinized spending in our customers’ businesses and in the industries we serve, may adversely impact our business. Uncertainty about future economic conditions may make it difficult for us to forecast operating results and to make decisions about future investments. In addition, our inability or failure to quickly respond to inflation and the resulting buying behaviors of our customers could harm our business, results of operations and financial condition. Our success in periods of economic uncertainty may also be dependent, in part, on our ability to reduce costs in response to changes in demand, inflation or other activity.
Generating substantial revenues from our international operations pose several risks.
In 2025, the percentage of our total revenues from outside of the United States was 50%. We have exposure to more than 30 functional currencies. The risks associated with the geographic scope of our business operations include, among other things the following:
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
Internal control over financial reporting, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control objectives will be met. These inherent limitations include system errors, the potential for human error and unauthorized actions of employees or contractors, inadequacy of controls, temporary lapses in controls due to shortfalls in transition planning and oversight of resources, internal control failures as a result of the implementation and use of our new ERP system, and other factors. Consequently, such controls may not prevent or detect misstatements in our reported financial results as required under rules of the SEC and the New York Stock Exchange ("NYSE"), which could increase our operating costs or impair our ability to operate our business. Controls may also become inadequate due to changes in circumstances, and it is necessary to replace, upgrade or modify our internal information systems from time to time. In addition, unforeseen risks may arise in connection with financial reporting systems, including with our new ERP system, due to inefficient business processes, business process reengineering projects, or changes in accounting standards.

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

Increased scrutiny from governments, investors, rating agencies, customers, and other stakeholders regarding our environmental, social, and governance ("ESG") practices, commitments, goals and performance could impose additional costs, expose us to new risks, or negatively impact our reputation.

The ESG regulatory landscape is constantly changing, with regulatory requirements and stakeholder expectations continuously evolving across multiple jurisdictions. Our ability to meet program goals and objectives may be challenged by a variety of factors, including the complexity of implementing ESG initiatives across our operations and supply chain, economic or operational constraints, shifts in market dynamics, and evolving regulatory frameworks and reporting standards. We continue to align our disclosures with evolving frameworks and regulatory requirements, such as those adopted in the European Union and the state of California. However, uncertainty remains regarding the timing, scope, and enforcement of these regulations, which could impact our compliance obligations, disclosure processes and reporting practices. We have established ESG goals and expect to continue doing so. Our performance may be evaluated by third-party organizations, including rating agencies and sustainability indices, whose assessments may not always reflect our initiatives favorably. If we fail, or are perceived to fail, to meet our stakeholders’ and/or raters’ expectations or regulatory requirements, we could be exposed to increased costs associated with compliance or operational changes, risk of litigation, difficulty in attracting and retaining employees, negative investor sentiment, and an adverse impact on our reputation.
RISKS RELATED TO OUR INDUSTRY
Our platform and service offerings incorporate AI/ML capabilities, which exposes us to an emerging and uncertain regulatory environment and rapidly changing technology, and any failure to comply with applicable requirements could result in reputational harm, liability and disruption to our business operations.
The AI/ML regulatory environment is rapidly evolving, and it is difficult to predict the impact such changes may have on our business, results of operations and financial condition. Evolving AI-related regulations could require changes to our AI-enabled features or platforms, or limit customer use of our offerings, potentially delaying development, increasing costs, or reducing demand. In addition, we may be subject to increased regulatory requirements and related risks, including data privacy concerns, intellectual property disputes, and exposure to litigation.

The IT industry, particularly for data analytics and AI solutions, is intensely competitive and evolving, and competitive pressures could adversely affect our pricing practices or demand for our offerings and services.

We operate in the intensely competitive IT industry, particularly for data analytics and AI solutions, which is characterized by rapidly changing technology, evolving industry standards and models for consuming and delivering business and IT services, frequent new product introductions, and frequent price and cost reductions. In general, as a participant in the data analytics and AI solutions market, we face:

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

Our competitors include established companies within our industry, including AWS, Databricks, Google Cloud, Microsoft Azure, Snowflake, and others, many of which are well-capitalized companies with widespread distribution, brand recognition and a strong presence in the markets we serve. The significant purchasing and market power of these larger competitors, which have greater financial resources than we do, could allow them to surpass our market penetration and marketing efforts to promote and sell their offerings and services. In addition, many other companies participate in specific areas of our business, such as enterprise applications, analytic platforms, business intelligence software and AI enablement. In some cases, we may partner with a company in one area of our business and compete with them in another. In particular, in delivering our offerings in a cloud environment to certain of our customers, we partner with Amazon Web Services, Google Cloud, and Microsoft Azure, which are public cloud service providers. The status of our business relationships with these companies can influence our ability to compete for data analytics and related AI-enabled solutions opportunities in these areas. In addition, we see additional competition from both established and emerging cloud-only data vendors, AI-focused companies, and open-source providers. Failure to compete successfully with new or existing competitors in these and other areas could have a material adverse impact on our ability to generate additional revenues or sustain existing revenue levels.

Current and evolving privacy laws and regulations, cross-border data transfer restrictions and other aspects of data privacy may impact the use and adoption of our solutions and services and adversely affect our business.

Federal, state and foreign governments continue to adopt new, or modify existing, laws and regulations addressing data privacy and the collection, processing, storage, transfer and use of data. Some of these impose new obligations directly on the Company as both a data controller and a data processor, as well as on many of our customers. New laws also require us to evaluate any required changes to our solutions and services on an ongoing basis to enable Teradata and/or our customers to comply with the new legal requirements and may also increase our potential liability through higher potential penalties for non-compliance. Further, proposed and evolving European privacy and electronic communications regulations are increasingly aimed at the use of personal information for marketing purposes, and the tracking of individuals’ online activities. These new or proposed laws and regulations are also subject to differing interpretations which may be inconsistent among jurisdictions. These and other requirements could reduce demand for our solutions and services, require us to take on more onerous obligations in our contracts, restrict our ability to store, transfer and process data or, in some cases, impact our ability to offer our solutions and services in certain locations or our customers' ability to deploy our solutions globally. For example, existing and developing laws regarding how companies transfer personal data across borders can be unpredictable and subject to legal challenge and could result in further limitations on the ability to transfer data across borders, particularly if governments are unable or unwilling to create new, or maintain existing, mechanisms that support cross-border data transfers. Additionally, certain countries have passed or are considering passing laws requiring local data residency. The costs of compliance with, and other burdens imposed by, privacy laws, regulations and standards may limit the use and adoption of our solutions and services, reduce overall demand for our solutions and services, make it more difficult to meet expectations from or commitments to customers, lead to significant fines, penalties or liabilities for noncompliance, or slow the pace at which we close sales transactions, any of which could harm our business.

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
Our employees and access to specialized talent are critical to our success. Our future success depends, in part, on our ability to attract, retain, develop, and motivate senior management and other key personnel, including in product engineering and development, go-to-market functions, information security and other roles requiring expertise in AI/ML and cloud-based technologies. Competition for highly skilled personnel has intensified as companies seek to accelerate AI adoption. As a result, there can be no assurance that key personnel will remain with us, and it may be difficult and costly to replace such personnel or hire qualified employees. While we have implemented policies, including remote and hybrid work arrangements to broaden our talent pool, these measures may not fully mitigate competitive pressures. If we are unable to execute key initiatives or successfully hire, retain, and replace key personnel, our competitiveness, innovation capabilities, and business operations could be materially and adversely affected.
RISKS RELATED TO LEGAL AND REGULATORY MATTERS
We face uncertainties regarding legal proceedings, complex and changing laws and regulations, and other related matters.
In the normal course of business, we are subject to proceedings, lawsuits, claims and other matters, including those that could relate to the environment, health and safety, employee benefits, export controls and trade compliance, shareholder matters, intellectual property, a variety of local laws and regulations, and other regulatory compliance and general matters. See "Note 10-Commitments and Contingencies" in the Notes to Consolidated Financial Statements in this Annual Report. Because such matters are subject to many uncertainties, their outcomes are not predictable. There can be no assurances that the amounts required to satisfy alleged liabilities from such matters will not impact future operating results.

In addition, we are subject to diverse and complex laws and regulations relating to technology (including AI/ML), corporate governance, ESG reporting, environmental protection, privacy and data protection, taxation, public disclosure, and reporting, which are evolving and subject to change. From time to time, we may conduct internal investigations to ensure compliance with such laws and regulations, the costs or results of which could impact our financial results. In addition, we may be subject to unexpected costs in connection with new public disclosure or other accounting or regulatory requirements that are issued from time to time. Laws and regulations impacting our customers, such as those relating to privacy, data protection and digital marketing, could also impact our future business. Because we do business in the government sector, we are generally subject to audits and investigations which could result in various civil or criminal fines, penalties or administrative sanctions, including debarment from future government business, which could negatively impact the Company’s results of operations or financial condition.
Gaps in protection of Teradata’s intellectual property or unlicensed use of third-party intellectual property could impact our business and financial condition.
As a technology company, our intellectual property portfolio is critical to supporting our knowledge platform for autonomous AI and related offerings. We strive to enhance and, as much as is legally and reasonably possible, protect our proprietary intellectual property rights through patent, copyright, trademark and trade secret laws, as well as through technological safeguards and the actions of our people. These efforts include protection of the offerings and application, diagnostic and other software we develop.

Where gaps exist in our intellectual property protection, even if such gaps are reasonable, our business could be materially adversely impacted. We may be unable to prevent third parties from using our technology without our authorization or independently developing technology that is similar to ours, particularly in those countries where the laws do not protect our proprietary rights as fully as in the United States (such as Iran, China and certain Eastern European countries that may use Nation State Sponsored Advanced Persistent Code ("NSSAPC") to advance their own industries). With respect to inventions for which we choose to file patent applications, we may not be successful in securing patents for these claims, and our competitors may already have applied for patents that, once issued, will prevail over our patent rights or otherwise limit our ability to sell our offerings.

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

As is standard in the IT industry, our offerings are built primarily on our own proprietary technology and leverage third-party proprietary software and open-source components. We employ reasonable practices to secure and ensure compliance with the licenses necessary for our intended use of these third-party components. These practices cannot, however, eliminate the risk that IP-enforcement actions might be taken by purported IP owners who believe we have failed to acquire rights to use the IP or have exceeded the scope of rights granted.
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

Tax rules may change in a manner that adversely affects our future reported results of operations or the way we conduct our business. Further changes in the tax laws could arise as a result of the base erosion and profit shifting project that was undertaken by the Organization for Economic Co-operation and Development ("OECD"). The OECD, which represents a coalition of member countries, recommended changes to numerous long-standing tax principles impacting how large multinational enterprises are taxed. In particular, the OECD has issued its guidance on the Global Anti-Base Erosion rules, with the purpose of ensuring multinational companies pay a 15% global minimum tax on the income generated in each of the jurisdictions where they operate in, referred to as "Pillar Two." Many jurisdictions, including several European Union members and G20 countries, have enacted Pillar Two as of January 1, 2024. Pillar Two did not have a material impact to our effective tax rate in 2025 and 2024. We are continuing to monitor developments and evaluating the impacts these new rules will have on our future tax rate, including eligibility to qualify for the safe harbor rules.
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
Because the functional currency of most of our foreign activities is the applicable local currency, but our financial reporting currency is the U.S. dollar, we are required to translate the assets, liabilities, expenses, and revenues of our foreign activities into U.S. dollars at the applicable exchange rate in preparing our Consolidated Financial Statements. We operate in approximately 38 countries and are exposed to various foreign currencies. Accordingly, we face foreign currency exchange rate risk arising from transactions in the normal course of business.

In addition, we operate in certain jurisdictions that utilize foreign currency controls that may temporarily restrict access to foreign currency which results in excess cash in the jurisdiction that cannot be remitted outside of the country and is, therefore, subject to foreign currency exchange rate risk. For example, the Company has operations in Argentina. Commencing in October 2023 and continuing throughout 2024 and 2025, the Company began entering into Blue Chip Swap transactions (a foreign exchange mechanism which effectively results in a parallel U.S. dollar exchange rate) in order to remit cash from its Argentine operations and such action resulted in a pre-tax loss on investment of $1 million, $4 million and $13 million during 2025, 2024 and 2023, respectively.

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

•We maintain policies, procedures, and controls that are designed to identify, protect, detect, respond to, and recover from information security and cybersecurity threats and incidents. Such items are reviewed, approved, and monitored by our CISO on an ongoing basis. In addition, we engage external advisors periodically to review and assess our policies, procedures, and controls.
•We engage periodically independent security firms and other third-party experts, where appropriate, to assess, test, and certify components of our cybersecurity program, and to assist with aspects of our cybersecurity processes and controls.
•Our incident response process provides a documented framework for handling cybersecurity incidents. The program includes protocols for preventing, detecting and responding to cybersecurity incidents, and cross-functional coordination across multiple functions of the organization.
•We have processes to manage cybersecurity risks associated with third-party service providers. Risk management process for third-party service providers and vendors includes due diligence and information security assessments in the selection process and periodic monitoring regarding adherence to applicable cybersecurity standards. However, despite the controls that we have in place, we also rely on our third-parties to implement security programs and we cannot ensure in all circumstances that their efforts will be successful.
•We maintain an annual cybersecurity training plan including employee training on cybersecurity risks, requirements, and incident reporting. As part of our training plan, we regularly perform phishing tests of our employees. On an annual basis, our employees must complete cybersecurity awareness training.
•We perform simulations to review and test our information security program, including tabletop exercises, penetration and vulnerability testing, and other exercises to evaluate the effectiveness of our information security program and improve our security measures and planning.
•We maintain insurance to provide coverage for certain losses from cybersecurity threats and incidents.
•We have developed business continuity and disaster recovery capabilities to mitigate interruptions to critical information systems and the loss of data and services from the effects of natural or man-made disasters to Teradata systems.
Cybersecurity Incidents. To protect our information systems from cybersecurity incidents and threats, we use various security tools that help prevent, identify, escalate, investigate, resolve, and recover from identified vulnerabilities and security incidents in a timely manner. We maintain controls and procedures that include escalation procedures based on the nature and severity of the incident to ensure prompt escalation so that decisions regarding materiality of the incident and any necessary public disclosure and reporting of such incidents can be made in a timely manner. In the last several fiscal years, we have not experienced any material cybersecurity incident and the expenses we have incurred from security incidents were immaterial. As a result, we do not believe that cybersecurity threats, including as a result of any previous cybersecurity incidents, have materially impacted our results of operations and financial condition. As cybersecurity threats become more sophisticated and coordinated, it is reasonably likely that we will be required to expend greater resources to continue to modify and enhance our protective measures as we pursue our business strategies.
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
Executive Oversight of Cybersecurity. Management is responsible for the Company’s planning, identification, assessment, and mitigation of risks from cybersecurity threats. Our CISO, Chief Administrative Officer, and Chief Operating Officer comprise our Core Cybersecurity Management Team (the "CCMT"). The CCMT has oversight of Teradata’s CIRP and is informed and consulted on the response and resolution process for cybersecurity incidents. The CCMT is responsible for determining communications to inform relevant stakeholders of cybersecurity incidents as applicable, relevant, and/or required, including the Board; Audit Committee; the executive leadership team; investors; customers; employees; law enforcement; and regulators.
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

Members of our Information Security function have broad ranges of qualifications and experience in information technology and security. The team within the Information Security function (referred hereinto as the "cybersecurity team") possesses technical knowledge, practical skills, and strategic insight, gained through years of experience in the field of cybersecurity. Additionally, they possess various certifications in specific technologies and cloud security from providers like AWS and Microsoft, along with numerous other industry-relevant security certifications. The cybersecurity team periodically attends training programs to update their skills and knowledge. Our CISO is a seasoned cybersecurity executive with 20+ years of experience working with security programs across global technology organizations. He brings experience in cloud security, regulatory compliance, and incident response. He has experience with many different types of enterprises, including, private companies, consumer platforms, and publicly listed companies.

Item 2.	PROPERTIES
As of December 31, 2025, Teradata operated 40 facilities in 29 countries consisting of approximately 628 thousand square feet throughout the world. Approximately 73% of this square footage is our headquarters in San Diego, which is the only property that we own, the rest of our property is leased. Within the total facility portfolio, Teradata operates 9 facilities where R&D activity occurs totaling approximately 95 thousand square feet, of which approximately 75% is owned. The remaining approximately 533 thousand square feet of space includes office, repair, warehouse and other miscellaneous sites, and is 73% owned and 27% leased. A majority of our properties are utilized by both operating segments and Teradata believes its facilities are suitable and adequate to meet its current needs. Teradata’s corporate headquarters is in San Diego, California.

Item 3.	LEGAL PROCEEDINGS
The information required to be set forth under this Item 3 is incorporated by reference to "Note 10-Commitments and Contingencies—Legal Proceedings" of the Notes to Consolidated Financial Statements included in this Annual Report on Form 10-K.

Item 4.	MINE SAFETY DISCLOSURES
N/A.

PART II

Item 5.	MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Teradata common stock trades on the New York Stock Exchange under the symbol "TDC." There were approximately 15,336 registered holders of Teradata common stock as of February 13, 2026.
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
The following graph compares the relative performance of Teradata stock, the Standard & Poor’s ("S&P") 500 Stock Index and the S&P Information Technology Index. This graph covers the five-year period from December 31, 2020 to December 31, 2025. In each case, assumes a $100 investment on December 31, 2020, and reinvestment of all dividends, if any.

Comparison of 5 Year Cumulative Total Return

350
300
250
200
150
100
50
0
2020
2021
2022
2023
2024
2025
Teradata Corporation
S&P 500 Index
S&P Information Technology Index

	As of December 31,
Company/Index	2020	2021	2022	2023	2024	2025
Teradata Corporation	$100	$189	$150	$194	$139	$136
S&P 500 Index	$100	$129	$105	$133	$166	$196
S&P Information Technology Index	$100	$135	$97	$153	$208	$258

Purchases of Equity Securities by the Issuer and Affiliated Purchases
Section 16 officers occasionally transfer vested shares earned under restricted share awards to the Company at the current market price to cover their withholding taxes. For the year ended December 31, 2025, the total of these purchases was 388,910 shares at an average price of $24.03 per share.
The following table provides information relating to the Company’s repurchase of common stock for the year ended December 31, 2025:

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Dilution Offset Program (1)	Total Number of Shares Purchased as Part of Publicly Announced General Share Repurchase Program (2)	Maximum Dollar Value that May Yet Be Purchased Under the Dilution Offset Program	Maximum Dollar Value that May Yet Be Purchased Under the General Share Repurchase Program
Period
First quarter total	1,563,247	$27.92	238,163	1,325,084	$101,574	$313,419,831
Second quarter total	1,297,308	$21.74	—	1,297,308	$101,574	$285,210,524
Third quarter total	1,424,572	$21.56	222,887	1,201,685	$124,167	$259,180,240
October 2025	631,333	$21.42	—	631,333	$124,167	$245,656,757
November 2025	420,252	$26.57	—	420,252	$124,167	$234,489,046
December 2025	418,685	$30.58	14,826	403,859	$65,403	$222,141,736
Fourth quarter total	1,470,270	$25.50	14,826	1,455,444	$65,403	$222,141,736
2025 Full year total	5,755,397	$24.34	475,876	5,279,521	$65,403	$222,141,736
1.The dilution offset program allows the Company to repurchase Teradata common stock to the extent of cash received from the exercise of stock options and the ESPP to offset dilution from shares issued pursuant to these plans.
2.The general share repurchase program authorized by the Board allows the Company to repurchase outstanding shares of Teradata common stock. Share repurchases made by the Company are reported on a trade date basis. On November 1, 2021, Teradata's Board of Directors authorized an additional $1 billion to be utilized to repurchase Teradata common stock under this share repurchase program. The general share repurchase program expired on December 31, 2025. On November 17, 2025, the Board approved a new stock repurchase program (the "Repurchase Program") authorizing the Company to repurchase up to $500 million of its common stock. The Repurchase Program became effective on January 1, 2026, does not have an expiration date, and will continue until otherwise modified, suspended, or terminated. The purchases under the Repurchase Program may be made from time to time in the open market, in privately negotiated transactions, or by other means, including through Rule 10b5-1 trading plans, in accordance with applicable securities law and other regulatory requirements. The Repurchase Program does not obligate the Company to repurchase any shares under the authorization and the timing and amount of any repurchases will depend on a variety of factors, including the price of the Company’s common stock, general business and market conditions, and other investment considerations.

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
OVERVIEW
At Teradata Corporation ("we," "us," "Teradata," or the "Company"), we are focused on helping organizations activate the intelligence in their enterprise and turn the insights from across their organization into outcomes. We believe that we have architected our platform for autonomous AI operations and organizations’ toughest data and analytics challenges, particularly as enterprises are evaluating how to cost effectively deploy agentic AI. We’ve also seen a resurgence of hybrid environments that reflected a growing understanding of how enterprises can best leverage both on-premises and cloud deployment options to meet their diverse business needs. With our AI and knowledge platform, underpinned by our extensive patented workload management optimization technology, we believe we are well positioned to help enterprises become more autonomous, while enabling our customers to focus on managing, securing, and providing trustworthy data for AI and analytics across hybrid and multi-cloud environments.
Teradata’s business, key priorities, and strategy is discussed under Part I, Item I of this Annual Report on Form 10-K.
To allow for greater transparency regarding the progress we are making toward achieving our strategic objectives, we utilize the following financial and performance metrics:
•Total Annual Recurring Revenue ("Total ARR") - annual contract value for all active and contractually binding term-based contracts at the end of the period, including cloud, recurring AI services, subscriptions, hardware rental, maintenance and software upgrade rights.
•Public Cloud ARR (included within Total ARR) - annual contract value for all active and contractually binding term-based contracts at the end of the period that are operated in a public cloud environment.
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

2025 FINANCIAL OVERVIEW
As more fully discussed in later sections of this MD&A, the following are the financial highlights for 2025:
•Revenue of $1,663 million decreased by 5% in 2025 as compared to 2024, with a 2% decrease in recurring revenue. Foreign currency fluctuations had no impact on total revenue and a 1% positive impact on recurring revenue compared to the prior year. The recurring revenue decline was primarily driven by a decrease in revenue from on-premises solutions, which was offset in part by an increase in Public Cloud revenue. Perpetual software licenses, hardware and other revenue decreased by 26% and Consulting Services revenue decreased by 19%. Revenues from perpetual software licenses, hardware and other decreased primarily due to our strategic shift towards recurring revenue. The decline in consulting service revenue was additionally due to our focus on higher-margin engagements and purposeful decrease in Consulting Services given the development of our strategic partner ecosystem.
•Gross profit as a percent of revenue was 59.4% in 2025, a decrease from 60.5% in 2024, primarily due to a higher mix of Public Cloud revenue, and declines in Consulting Services revenue outpacing associated cost reductions. These factors were partially offset by an improvement in Public Cloud margins year-over-year.
•Operating expenses in 2025 decreased by 8% as compared to 2024, primarily driven by our cost discipline initiatives, primarily within selling, general and administrative ("SG&A") expenses.
•Operating income was $205 million in 2025, down from $209 million in 2024.
•Net income was $130 million in 2025 versus net income of $114 million in 2024, primarily due to lower expenses from foreign currency exchange rate fluctuations, and interest expense. Diluted net earnings per share was $1.35 in 2025 compared to diluted earnings per share of $1.16 in 2024.
RESULTS FROM OPERATIONS FOR THE YEARS ENDED DECEMBER 31, 2025 AND 2024
For discussion of fiscal year 2024 versus 2023 see "Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations" in our Annual Report filed with the SEC for the fiscal year ended December 31, 2024.
Revenue

		% of		% of
In millions	2025	Revenue	2024	Revenue
Recurring	$1,445	86.9%	$1,479	84.5%
Perpetual software license, hardware and other	17	1.0%	23	1.3%
Consulting services	201	12.1%	248	14.2%
Total revenue	$1,663	100.0%	$1,750	100.0%
2025 compared to 2024 - Total revenue decreased 5% in 2025, which included no impact from foreign currency exchange rate fluctuations. Recurring revenue declined 2% in 2025, which included a 1% positive impact from foreign currency exchange rate fluctuations. Within recurring revenue, a decline in revenue from on-premises solutions was partially offset by growth in Public Cloud revenue, consistent with prior-year trends.
Revenues from perpetual software licenses, hardware, and other were down 26% in 2025, including 1% of adverse impact from foreign currency exchange rate fluctuations, as customers continue to transition to our subscription-based offerings, consistent with our overall strategy towards recurring revenue.
Consulting Services revenue decreased 19%, with no significant impact from foreign currency exchange rate fluctuations. The Consulting Services revenue decrease is an expected result of the lower order booking activity in the second half of 2024 and into 2025.
As a portion of our operations and revenue occur outside the United States, and in currencies other than the U.S. dollar, we are exposed to fluctuations in foreign currency exchange rates. Based on currency rates as of December 31, 2025, Teradata is estimating a 0.25%-to-0.75% positive impact from currency translation on our 2026 full-year total revenues.

Financial and Performance Measures
Total ARR is composed of three main categories: (1) Public Cloud ARR, (2) ARR related to on-premises subscription-based contracts and private cloud ("Subscription ARR"), and (3) ARR related to our legacy perpetual maintenance and software upgrade rights. Our financial and performance measures for the following years ended December 31 was as follows:

ARR
	2025	2024

In millions
Public Cloud	$701	$609
Subscription	735	766
Maintenance and Software upgrade rights	86	99

Total ARR	$1,522	$1,474

Cloud Net Expansion rate	108%	117%
Total ARR increased 3% versus the prior year, with declines in Subscription, and Maintenance and Software upgrade rights ARR off-set in part by growth in Public Cloud ARR. Foreign currency exchange rate fluctuations had a positive 2% impact on total ARR. Our overall Total ARR increase reflects meaningful improvement in customer retention as compared to the prior year.
Public Cloud ARR increased 15% versus the prior year primarily due to a net expansion rate of 108%, as well as on-premises customers migrating to Teradata's cloud platform. Foreign currency exchange rate fluctuations had a positive 2% impact on Public Cloud ARR. Public Cloud ARR growth and the Cloud Net Expansion rate were primarily driven by customer demand for our differentiated offerings, resulting in new workloads for both migrations and expansions. Subscription ARR decreased 4% in 2025 from the prior year primarily due to migrations from on-premises to Public Cloud, and included a 3% positive impact from foreign currency exchange rate fluctuations.
Our Maintenance and Software Upgrade Rights ARR declined 13% compared to 2024. This was expected as we continue to transition to a subscription model and customers increasingly purchased Teradata on a subscription and/or public cloud basis.
We expect to see expansion as the primary contributor for Total ARR growth in 2026 and expansion and conversion as the primary contributors for Public Cloud ARR growth in 2026. In addition, we expect a slight negative impact from annual upfront software subscription revenue associated with on-premises recurring revenue in 2026.
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

Gross profit for the following years ended December 31 was as follows:

		% of		% of
In millions	2025	Revenue	2024	Revenue
Gross profit
Recurring	$983	68.0%	$1,038	70.2%
Perpetual software licenses, hardware and other	4	23.5%	—	—%
Consulting services	—	—%	20	8.1%
Total gross profit	$987	59.4%	$1,058	60.5%
2025 compared to 2024 - The decrease in gross profit as a percentage of revenue was primarily driven by a higher mix of Public Cloud revenue, offset in part by improving Public Cloud gross profit rates year-over-year.
Recurring gross profit as a percentage of revenue was down from the prior year, primarily because of the negative gross profit rate impact from increased Public Cloud revenue, partially offset by improved Public Cloud gross profit rates year-over-year.
The increase in perpetual software licenses, hardware and other gross profit as a percentage of revenue was primarily driven by deal mix as compared to prior year as the vast majority of all customers have transitioned to our subscription-based offerings, consistent with our overall strategy.
Consulting Services gross profit as a percentage of revenue decreased as compared to the prior year primarily due to lower Consulting Services revenue. We continue to refocus our consulting organization on Teradata Vantage-oriented offerings and reduce our footprint in non-core consulting engagements, accompanied by our strategic development of a partner ecosystem.
Operating Expenses

		% of		% of
In millions	2025	Revenue	2024	Revenue
Operating expenses
Selling, general and administrative expenses	$502	30.2%	$565	32.3%
Research and development expenses	280	16.8%	284	16.2%
Total operating expenses	$782	47.0%	$849	48.5%
2025 compared to 2024 - The decrease in SG&A expense was primarily driven by continued cost discipline, and the impact of cost actions initiated in late 2024 that continued in 2025 (as discussed in "Note 16-Reorganization and Business Transformation" in the Notes to Consolidated Financial Statements in this Annual Report).
R&D expenses decreased in 2025 as compared to the prior year. R&D expenses were impacted by continued cost discipline initiatives as compared to the prior year, offset in part by targeted investments around new market opportunities.
We intend to continue investing in R&D areas that we anticipate will generate growth, such as technologies that support AI/ML, including for on-premises environments.
Other Expense, net

In millions	2025	2024
Interest income	$9	$11
Interest expense	(26)	(29)
Other	(10)	(27)
Total other expense, net	$(27)	$(45)
Other expense, net in 2025 and 2024, is comprised primarily of interest expense on long-term debt and finance leases, foreign currency transactions, as well as benefit costs for our pension and postemployment plans, partially offset by interest income earned on our cash and cash equivalents. Other expense is lower in 2025, primarily due to $10 million less in losses resulting from foreign currency transactions compared to the prior year, and $3 million less in losses with respect to Argentina Blue Chip Swaps (a foreign exchange mechanism which effectively results in a parallel U.S. dollar exchange rate) in order to remit cash from our Argentine operations.
Provision for Income Taxes
The effective income tax rate for the following years ended December 31 was as follows:

	2025	2024
Effective Tax Rate	27.0%	30.5%
The 2025 effective tax rate included a net $2 million of discrete tax benefit, of which $9 million of tax benefit resulted from the reversal of unrecognized tax benefits, a majority of which was due to the settlement of the Company's 2020 federal income tax audit in the first quarter. This benefit was largely offset by $7 million of additional tax expense from stock-based compensation vesting.
The 2024 effective tax rate included a net $3 million of discrete tax expense, a majority of which related to additional tax expense from stock-based compensation vesting.
We recognized approximately $2 million of tax expense related to global intangible low-taxed income ("GILTI") in our marginal effective tax rate for 2025 and approximately $2 million for 2024. We expect that a majority of our foreign earnings will be repatriated to the U.S.
Results by Operating Segment
On August 5, 2024, Teradata announced that it realigned its sales function and initiated global restructuring to optimize operations. Due to these organizational changes, Teradata now manages its business under two segments, which are also the Company’s operating segments: (1) Product Sales and (2) Consulting Services. Teradata’s Product Sales segment represents the results for the Recurring Revenue and Perpetual Software Licenses, Hardware and Other line items and the Consulting Services segment represents the Consulting Services line item, each as disclosed in the Company’s financial statements and in the tables in this Form 10-K. As the revenue and gross margin trends for these business categories are already discussed in the sections above, there is no separate segment discussion presented here. Our segment information is presented in "Note 14-Segment, Other Supplemental Information and Concentrations" of Notes to Consolidated Financial Statements in this Annual Report.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES
Teradata ended 2025 with $493 million in cash and cash equivalents, a $73 million increase from December 31, 2024, after using approximately $140 million for repurchases of Company common stock during the year. Cash provided by operating activities increased by $2 million to $305 million in 2025 compared to 2024. Cash provided by operating activities benefited from higher net income, adjusted for non-cash items, in 2025 as compared to 2024, as well as improved growth in deferred revenue balances, partially offset by higher receivables and lower payables balances in 2025 as compared to the prior year. Teradata used approximately $35 million of cash in 2025 for reorganization activities, and other activities to optimize our workforce, as compared to $37 million used in 2024 for similar purposes.
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

The table below shows net cash provided by operating activities and capital expenditures for the following periods:

In millions	2025	2024
Net cash provided by operating activities	$305	$303
Less:
Expenditures for property and equipment	(19)	(24)
Additions to capitalized software	(1)	(2)
Free cash flow	$285	$277
Financing activities and certain other investing activities are not included in our calculation of free cash flow. In 2025, we entered into Blue Chip Swap transactions in order to remit cash from our Argentine operations that resulted in a pre-tax loss on investment of $1 million, compared to $4 million of such pre-tax losses in 2024, the net purchases of which are reported in other investing activities in the Consolidated Statement of Cash Flows. There were no other material other investing activities in 2025 and 2024.
Teradata’s financing activities for 2025 and 2024 primarily consisted of cash outflows for share repurchases, payments on our finance leases, and repayments on long-term borrowings. At December 31, 2025, we had no outstanding borrowings on our $400 million Revolving Facility (as defined below).
We have two share repurchase programs that have been authorized by our Board of Directors:
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
•Our open market share repurchase program provides for the repurchase of Teradata stock periodically on an ongoing basis in open market transactions, through 10b5-1 programs, through accelerated share repurchase programs, in privately negotiated transactions, or through the use of derivative instruments, in accordance with applicable securities rules regarding issuer repurchases. On November 1, 2021, our Board of Directors authorized an additional $1 billion for share repurchases under the open market share repurchase program. There was a total authority of $222 million remaining under the open market share repurchase program as of December 31, 2025. On November 17, 2025, the Board approved the Repurchase Program authorizing the Company to repurchase up to $500 million of its common stock. The Repurchase Program became effective on January 1, 2026, does not have an expiration date, and will continue until otherwise modified, suspended, or terminated. The purchases under the Repurchase Program may be made from time to time in the open market, in privately negotiated transactions, or by other means, including through Rule 10b5-1 trading plans, in accordance with applicable securities law and other regulatory requirements. The Repurchase Program does not obligate the Company to repurchase any shares under the authorization and the timing and amount of any repurchases will depend on a variety of factors, including the price of the Company’s common stock, general business and market conditions, and other investment considerations.
In the aggregate under the dilution offset share repurchase program and the open market share repurchase program, we repurchased approximately 5.8 million shares of our common stock at an average price per share of $24.34 in 2025 and approximately 5.8 million shares of our common stock at an average price per share of $36.99 in 2024.
Share repurchases are reported on a trade date basis. Our share repurchase activity depends on factors such as our working capital needs, our cash requirements for capital investments, our stock price, and economic and market conditions.
Other financing activities, including net share settlement for the payroll tax liability of section 16 officers (as discussed in Item 5 of this Annual Report on Form 10-K), offset by proceeds from the ESPP and the exercise of stock options, net of tax, was a net inflow of $1 million for 2025 and a net outflow of $1 million for 2024.
Our total cash and cash equivalents held outside the United States in various foreign subsidiaries was $462 million as of December 31, 2025 and $350 million as of December 31, 2024. The remaining balance held in the United

States ("U.S.") was $32 million as of December 31, 2025 and $70 million as of December 31, 2024. The Company expects that a majority of its foreign earnings will be repatriated to the U.S. Effective January 1, 2018, the U.S. moved to a territorial system of international taxation, and as such will generally not subject future foreign earnings to U.S. taxation upon repatriation in future years.
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
Legal Settlement. As disclosed in "Note 10 - Commitments and Contingencies", and "Note 17 - Subsequent Events" of Notes to Consolidated Financial Statements in this Annual Report, Teradata has been involved in several litigation proceedings (collectively, the "Litigation") against SAP SE, SAP America, Inc., and SAP Labs, LLC (collectively, "SAP" and with "Teradata" the "Parties"). On February 19, 2026 (the "Effective Date"), Teradata entered into a Settlement Agreement (the "Settlement Agreement") with SAP. As a result of the Settlement Agreement, Teradata will receive a gross payment of $480 million (the "Settlement Amount") no later than 60 days after the Effective Date. Teradata believes that the net cash benefit of the Settlement Amount after associated fees and expenses, including a customary contingent fee arrangement and other outstanding legal fees incurred in connection with the Litigation, will be in the range of approximately $355–$362 million before taxes (the "Net Proceeds"). Teradata is currently evaluating the appropriate use of the Net Proceeds and will provide an update on its 2026 first quarter earnings call.
Long-Term Debt. On June 28, 2022, we entered into a Credit Agreement that provides for (i) a five-year unsecured term loan in an aggregate principal amount of $500 million (the "Term Loan"), and (ii) a five-year unsecured revolving credit facility in an aggregate principal amount of up to $400 million, including a $50 million sublimit for the issuance of standby letters of credit and a $50 million sublimit for swingline loans (the "Revolving Facility" and, collectively with the Term Loan, the "Credit Facility"). Our long-term debt is discussed in "Note 12-Debt" of Notes to Consolidated Financial Statements in this Annual Report. In addition, as disclosed in "Note 9-Derivative Instruments and Hedging Activities" of Notes to Consolidated Financial Statements in this Annual Report, Teradata entered into an interest rate swap to hedge approximately 90% of the floating interest rate of the total $500 million Term Loan and a cross currency swap to hedge a portion of Euro currency exposure of its net investment in certain foreign subsidiaries.
On September 21, 2023, the Credit Agreement was amended to establish key performance indicators with respect to certain environmental, social, and governance ("ESG") targets, pursuant to which certain positive or negative adjustments would be made to various fees and applicable margin based on Teradata’s performance against such ESG targets.
Leases. In the normal course of business, we enter into operating and finance leases that impact, or could impact, our liquidity. Leases and minimum lease obligations as of December 31, 2025 are described in detail in "Note 13-Leases" of Notes to Consolidated Financial Statements in this Annual Report.
Contractual and Other Commercial Commitments. In the normal course of business, we enter into various contractual obligations that impact, or could impact, our liquidity. The following table and discussion outline our material obligations at December 31, 2025, with projected cash payments in the periods shown:

	Total		2027-	2029-	2031 and
In millions	Amounts	2026	2028	2030	Thereafter
Total purchase obligations	$553	$301	$246	$6	$—

Purchase obligations are committed purchase orders and other contractual commitments for goods and services and include non-cancelable contractual payments for fixed or minimum amounts to be purchased in relation to service agreements with various vendors for ongoing telecommunications, information technology, hosting and other services.
Additionally, we had $38 million of unrecognized tax benefits recorded on our balance sheet as of December 31, 2025, of which $13 million is recorded in non-current liabilities and $25 million is reflected as an offset to deferred tax assets related to certain tax attribute carryforwards. These items are not included in the table of obligations shown above. The settlement period for the non-current income tax liabilities cannot be reasonably estimated as the timing and the amount of the payments, if any, will depend on possible future tax examinations with the various tax authorities.
We also have postemployment and international pension obligations that may affect future cash flow. These items are not included in the table of obligations shown above. We are also potentially subject to concentration of supplier risk. Our hardware components are assembled primarily by Flex Ltd. ("Flex"). Flex procures a wide variety of components used in the manufacturing process on our behalf. Although many of these components are available from multiple sources, we utilize preferred supplier relationships to better ensure more consistent quality, cost, and delivery. Typically, these preferred suppliers maintain alternative processes and/or facilities to ensure continuity of supply. Given our strategy to outsource manufacturing activities to Flex and to source certain components from single suppliers, a disruption in production at Flex or at a supplier could impact the timing of customer shipments and/or Teradata’s operating results. In addition, a significant change in the forecasts to any of these preferred suppliers could result in purchase obligations or components that may be in excess of demand. Postemployment and pension obligations are described in detail in "Note 8—Employee Benefit Plans" in the Notes to Consolidated Financial Statements in this Annual Report.
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
We review the standalone selling price on a periodic basis and update it, when appropriate, to ensure that the practices employed reflect our recent pricing experience. We maintain internal controls over the establishment and updates of these estimates, which includes review and approval by management. For the year ended December 31, 2025 there was no material impact to revenue resulting from changes in the standalone selling price, nor do we expect a material impact from such changes in the near term. Refer to "Note 1-Description of Business, Basis of Presentation and Significant Accounting Policies" and "Note 3-Revenue from Contract with Customers" in the Notes to Consolidated Financial Statements included in this Annual Report for discussion of our revenue recognition policies.
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
We account for uncertainty in income taxes by prescribing thresholds and attributes for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. We may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. We record any interest and/or penalties related to uncertain tax positions in the income tax expense line on our Consolidated Statements of Income. As of December 31, 2025, the Company has a total of $38 million of unrecognized tax benefits, of which $13 million is included in the other liabilities section of the Company’s consolidated balance sheet as a non-current liability and $25 million of uncertain tax positions relates to certain tax attributes generated by the Company which are netted against the underlying deferred tax assets recorded on the balance sheet.
We regularly review our deferred tax assets for recoverability and establish a valuation allowance if it is more likely than not that some portion or all of a deferred tax asset will not be realized. We have recorded $110 million in 2025 and $101 million in 2024 for valuation allowances, $69 million of which offset our California R&D tax credit carryfoward, and $24 million of which relates to our US Foreign Tax Credit Carryforward, as the Company expects to continue to generate excess California R&D & Foreign tax credits into the foreseeable future. The remaining $17 million relates to certain of our operating entities with cumulative 3-year net operating losses whereby the future realization of their net deferred tax assets may not be realized.
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
Stock-based Compensation
We issue service-based and performance-based restricted share units. We measure compensation cost for service-based restricted share unit awards at fair value and recognize compensation expense over the service period. Our performance-based restricted share units vest only if specific performance conditions are satisfied. The number of shares that will be earned pursuant to our performance-based restricted share unit awards will vary based on actual performance. No shares will vest if certain objectives are not met. In the event the objectives are exceeded, additional shares will vest up to a maximum payout. The cost of our performance-based restricted share awards is expensed over the performance period based upon management’s estimate and analysis of the probability of meeting the performance criteria. Because the actual number of shares to be awarded is not known until the end of the performance period, the actual compensation expense related to our performance-based restricted share unit awards could differ from our current expectations. We account for forfeitures for both service-based and performance-based restricted share units as they occur instead of estimating forfeitures at the time of grant and revising those estimates in subsequent periods if actual forfeitures differ from our estimates.
Goodwill and Acquired Intangible Assets
The Company reviews goodwill for impairment annually and whenever events or changes in circumstances indicate the carrying value of goodwill may not be recoverable. For 2024, the Company performed a quantitative impairment test. In this test, the Company compared the fair value of each reporting unit to its carrying value. The Company typically determines the fair value of its reporting units using a weighting of fair values derived from the income and market approaches. Under the income approach, the Company calculates the fair value of a reporting unit based on the present value of estimated future cash flows. The market approach estimates fair value based on market multiples of revenue and earnings derived from comparable companies with similar operating and investment characteristics as the reporting unit. If the fair value of the reporting unit exceeds the carrying value of the net assets assigned to that unit, goodwill is not impaired. If the carrying value of the net assets assigned to the reporting unit exceeds the fair value of the reporting unit, then the Company records an impairment loss equal to the difference. In the fourth quarter of 2025, the Company performed its annual impairment test of goodwill and determined that no impairment to the carrying value of goodwill was necessary.
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
Pension and Postemployment Benefits
We measure pension and postemployment benefit costs and credits using actuarial valuations. Actuarial assumptions attempt to anticipate future events and are used in calculating the expense and liability relating to these plans. These factors include assumptions we make about interest rates, expected investment return on plan assets, total and involuntary turnover rates, and rates of future compensation increases. In addition, our actuarial consultants also use subjective factors such as withdrawal rates and mortality rates to develop our valuations. We review and update these assumptions on an annual basis at the beginning of each fiscal year. We are required to consider current market conditions, including changes in interest rates, in making these assumptions. The actuarial assumptions that we use may differ materially from actual results due to changing market and economic conditions, higher or lower withdrawal rates, or longer or shorter life spans of participants. These differences may result in a significant impact to the measurement of our pension and postemployment benefit obligations and to the amount of pension and postemployment benefits expense we have recorded or may record. For example, as of December 31, 2025, a one-half percent increase/decrease in the discount rate would change the projected benefit obligation of our pension plans by approximately $6 million, and a one-half percent increase/decrease in our involuntary turnover assumption would change our postemployment benefit obligation by approximately $4 million.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS
A discussion of recently issued accounting pronouncements is described in "Note 1—Description of Business, Basis of Presentation and Significant Accounting Policies" in the Notes to Consolidated Financial Statements in this Annual Report, and we incorporate such discussion by reference.

Item 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
The Company employs a foreign currency hedging strategy to limit potential losses in earnings or cash flows from adverse foreign currency exchange rate movements. Foreign currency exposures arise from transactions denominated in a currency other than the Company’s functional currency and from foreign denominated revenue and profit translated into U.S. dollars. The Company operates in approximately 38 countries and is exposed to various foreign currencies in the Americas region (North America and Latin America), EMEA region (Europe, Middle East, and Africa) and APJ region (Asia Pacific and Japan). Exposures are hedged with foreign currency forward contracts with maturity dates of twelve months or less. The potential loss in fair value at December 31, 2025, for such contracts resulting from a hypothetical 10% adverse change in all foreign currency exchange rates amounts to approximately $1 million. Any loss would be mitigated by corresponding gains on the underlying exposures.
In June 2022, Teradata entered into a five-year interest rate swap to hedge approximately 90% of the floating interest rate of the total $500 million Term Loan and a four-year cross currency swap to hedge a portion of Euro currency exposure of its net investment in certain foreign subsidiaries as more fully described in "Note 12 - Debt" in the Notes to Consolidated Financial Statements in this Annual Report. The Company uses interest rate swaps to manage interest rate risks on future interest payments caused by interest rate changes on its variable rate term loan facility. Fair value of unrealized gains for open contracts are recorded in other assets and the fair value of unrealized losses are recorded in other liabilities in the Company's balance sheet (classified between current and long-term by their remaining duration). The notional amount of the hedge will step-down according to the amortization schedule of the term loan. The fair value of these contracts and swaps are measured at the end of each reporting period using observable inputs other than quoted prices, specifically market spot and forward exchange rates . The fair value of interest rate swaps recorded in other assets at December 31, 2025 was $1 million. A hypothetical 50 basis point increase/decrease in interest rates would result in an increase/decrease to the fair value of the hedge of approximately $2 million. The fair value of the net investment Euro currency hedge recorded in other liabilities at December 31, 2025 was approximately $18 million. A hypothetical 50 basis point increase/decrease in currency exchange rates would result in an immaterial increase/decrease to the fair value of the hedge.
For additional information regarding the Company’s foreign currency hedging strategy and interest rate swaps, see "Note 9 - Derivative Instruments and Hedging Activities" in the Notes to Consolidated Financial Statements in this Annual Report.

Item 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Teradata Corporation
Opinions on the Financial Statements and Internal Control over Financial Reporting
We have audited the accompanying consolidated balance sheets of Teradata Corporation and its subsidiaries (the “Company”) as of December 31, 2025 and 2024, and the related consolidated statements of income, of comprehensive income, of changes in stockholders’ equity and of cash flows for each of the three years in the period ended December 31, 2025, including the related notes and financial statement schedule listed in the index appearing under Item 15(a)(2) (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2025 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.
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
Revenue Recognition - Evaluation of Nonstandard Terms and Conditions with Customers
As described in Notes 1 and 3 to the consolidated financial statements, the Company has $1,663 million of total revenue for the year ended December 31, 2025, of which a significant portion is generated from revenue with contracts which contain multiple performance obligations. When the Company enters into contracts with multiple performance obligations, management allocates the contract’s transaction price to each performance obligation using the relative standalone selling price of each distinct good or service in the contract. As disclosed by management, revenue recognition for complex contractual arrangements requires judgment, including a review of specific contracts and other factors. Specifically, complex arrangements with nonstandard terms and conditions may require significant contract interpretation to determine the appropriate accounting, including the determination whether promised goods or services are capable of being distinct and distinct within the context of the contract. If these criteria are not met, the promised goods or services are combined with other goods or services and accounted for as a combined performance obligation.

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
February 27, 2026
We have served as the Company’s auditor since 2007.

TERADATA CORPORATION
Consolidated Statements of Income
In millions, except per share amounts

	For the Years Ended December 31
	2025	2024	2023
Revenue
Subscription software licenses	$273	$289	$310
Services and other	1,172	1,190	1,182
Total recurring	1,445	1,479	1,492
Perpetual software licenses, hardware and other	17	23	45
Consulting services	201	248	296
Total revenue	1,663	1,750	1,833
Cost of revenue
Subscription software licenses	21	17	20
Services and other	441	424	398
Total recurring	462	441	418
Perpetual software licenses, hardware and other	13	23	38
Consulting services	201	228	262
Total cost of revenue	676	692	718
Gross profit	987	1,058	1,115
Operating expenses
Selling, general and administrative expenses	502	565	635
Research and development expenses	280	284	294
Total operating expenses	782	849	929
Income from operations	205	209	186
Other expense, net
Interest expense	(26)	(29)	(30)
Interest income	9	11	25
Other expense	(10)	(27)	(64)
Total other expense, net	(27)	(45)	(69)
Income before income taxes	178	164	117
Income tax expense	48	50	55
Net income	$130	$114	$62
Net income per weighted average common share
Basic	$1.38	$1.18	$0.62
Diluted	$1.35	$1.16	$0.61
Weighted average common shares outstanding
Basic	94.4	96.4	99.8
Diluted	96.6	98.2	102.4
The accompanying notes are an integral part of the consolidated financial statements.

TERADATA CORPORATION
Consolidated Statements of Comprehensive Income
In millions

	For the Years Ended December 31
	2025	2024	2023
Net income	$130	$114	$62
Other comprehensive income (loss):
Foreign currency translation adjustments	25	(24)	6
Unrealized (loss) gain on cross-currency net investment hedge, before tax	(18)	8	(7)
Unrealized (loss) gain on cross-currency net investment hedge, tax portion	4	(2)	2
Total currency translation adjustments	11	(18)	1
Derivatives:
Unrealized (loss) gain on derivatives, before tax	(8)	1	(5)
Unrealized (loss) gain on derivatives, tax portion	2	—	1
Unrealized (loss) gain on derivatives, net of tax	(6)	1	(4)
Defined benefit plans:
Reclassification of loss to net income, before tax	8	9	7
Defined benefit plan adjustment, before tax	(21)	(9)	(17)
Defined benefit plans, tax portion	2	(1)	3
Defined benefit plans, net of tax	(11)	(1)	(7)
Other comprehensive loss	(6)	(18)	(10)
Comprehensive income	$124	$96	$52
The accompanying notes are an integral part of the consolidated financial statements.

TERADATA CORPORATION
Consolidated Balance Sheets
In millions, except per share amounts

	At December 31
	2025	2024
Assets
Current assets
Cash and cash equivalents	$493	$420
Accounts receivable, net	251	234
Inventories	13	18
Other current assets	80	77
Total current assets	837	749
Property and equipment, net	198	185
Right of use assets - operating lease, net	7	8
Goodwill	399	394
Capitalized contract costs, net	42	46
Deferred income taxes	209	226
Other assets	87	96
Total assets	$1,779	$1,704
Liabilities and stockholders’ equity
Current liabilities
Current portion of long-term debt	$25	$25
Current portion of finance lease liability	50	57
Current portion of operating lease liability	2	4
Accounts payable	96	106
Payroll and benefits liabilities	120	111
Deferred revenue	533	512
Other current liabilities	88	115
Total current liabilities	914	930
Long-term debt	431	455
Finance lease liability	45	30
Operating lease liability	4	5
Pension and other postemployment plan liabilities	114	104
Long-term deferred revenue	11	10
Deferred tax liabilities	12	9
Other liabilities	18	28
Total liabilities	1,549	1,571
Commitments and contingencies (Note 10)
Stockholders’ equity
Preferred stock: par value $0.01 per share, 100.0 shares authorized, no shares issued and outstanding at December 31, 2025 and 2024, respectively	—	—
Common stock: par value $0.01 per share, 500.0 shares authorized, 92.5 and 95.1 shares issued and outstanding at December 31, 2025 and 2024, respectively	1	1
Paid-in capital	2,305	2,192
Accumulated deficit	(1,923)	(1,913)
Accumulated other comprehensive loss	(153)	(147)
Total stockholders’ equity	230	133
Total liabilities and stockholders’ equity	$1,779	$1,704
The accompanying notes are an integral part of the consolidated financial statements.

TERADATA CORPORATION
Consolidated Statements of Cash Flows
In millions

	For the Years Ended December 31
	2025	2024	2023
Operating activities
Net income	$130	$114	$62
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	90	100	116
Stock-based compensation expense	112	119	126
Deferred income taxes	31	(11)	(11)
Loss on Blue Chip Swap	1	4	13
Changes in assets and liabilities:
Receivables	(17)	52	78
Inventories	5	(5)	(5)
Account payables and accrued expenses	(48)	(1)	7
Deferred revenue	22	(70)	(5)
Other assets and liabilities	(21)	1	(6)
Net cash provided by operating activities	305	303	375
Investing activities
Expenditures for property and equipment	(19)	(24)	(19)
Additions to capitalized software	(1)	(2)	(1)
Business acquisitions, other investing activities and proceeds on Blue Chip Swap, net of purchases	(1)	(6)	(29)
Net cash used in investing activities	(21)	(32)	(49)
Financing activities
Repurchases of common stock	(140)	(215)	(308)
Repayments of long-term borrowings	(25)	(19)	—
Payments of finance leases	(69)	(71)	(82)
Other financing activities, net	1	(1)	7
Net cash used in financing activities	(233)	(306)	(383)
Effect of exchange rate changes on cash and cash equivalents	22	(30)	(28)
Increase (decrease) in cash, cash equivalents and restricted cash	73	(65)	(85)
Cash, cash equivalents and restricted cash at beginning of year	421	486	571
Cash, cash equivalents and restricted cash at end of year	$494	$421	$486
Reconciliation of cash, cash equivalents and restricted cash to the Consolidated Balance Sheets
Cash and cash equivalents	$493	$420	$486
Restricted cash	1	1	—
Total cash, cash equivalents and restricted cash	$494	$421	$486

Supplemental data
Supplemental cash flow disclosure:
Assets acquired by finance lease	$77	$29	$90
Assets acquired by operating lease	$2	$5	$6
Cash paid during the year for:
Income taxes, net	$71	$75	$65
Interest	$26	$29	$30
The accompanying notes are an integral part of the consolidated financial statements.

TERADATA CORPORATION
Consolidated Statements of Changes in Stockholders’ Equity
In millions

	Common Stock		Paid-in	Retained Earnings (Accumulated	Accumulated Other Comprehensive
	Shares	Amount	Capital	Deficit)	(Loss) income	Total
December 31, 2022	101	$1	$1,941	$(1,565)	$(119)	$258
Net income	—	—	—	62	—	62
Employee stock compensation, employee stock purchase programs and option exercises, net of tax	4	—	133	—	—	133
Repurchases of common stock, retired	(7)	—	—	(308)	—	(308)
Pension and postemployment benefit plans, net of tax	—	—	—	—	(7)	(7)
Unrealized loss on derivatives, net of tax	—	—	—	—	(4)	(4)
Currency translation adjustment	—	—	—	—	1	1
December 31, 2023	98	$1	$2,074	$(1,811)	$(129)	$135
Net income	—	—	—	114	—	114
Employee stock compensation, employee stock purchase programs and option exercises, net of tax	3	—	118	—	—	118
Repurchases of common stock, retired	(6)	—	—	(216)	—	(216)
Pension and postemployment benefit plans, net of tax	—	—	—	—	(1)	(1)
Unrealized gain on derivatives, net of tax	—	—	—	—	1	1
Currency translation adjustment	—	—	—	—	(18)	(18)
December 31, 2024	95	$1	$2,192	$(1,913)	$(147)	$133
Net income	—	—	—	130	—	130
Employee stock compensation, employee stock purchase programs and option exercises, net of tax	4	—	113	—	—	113
Repurchases of common stock, retired	(6)	—	—	(140)	—	(140)
Pension and postemployment benefit plans, net of tax	—	—	—	—	(11)	(11)
Unrealized loss on derivatives, net of tax	—	—	—	—	(6)	(6)
Currency translation adjustment	—	—	—	—	11	11
December 31, 2025	93	$1	$2,305	$(1,923)	$(153)	$230
The accompanying notes are an integral part of the consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 1 Description of Business, Basis of Presentation and Significant Accounting Policies
Description of the Business. Teradata Corporation ("we," "us," "Teradata," or the "Company") is focused on helping organizations activate the intelligence in their enterprise and turn the insights from across their organizations into outcomes. We believe that we have architected our platform for autonomous Artificial Intelligence ("AI") operations and organizations’ toughest data and analytics challenges, particularly as enterprises are evaluating how to cost effectively deploy agentic AI. With our AI and knowledge platform, underpinned by our extensive patented workload management optimization technology, we believe we are well positioned to help enterprises become more autonomous, while enabling our customers to focus on managing, securing, and providing trustworthy data for AI and analytics across hybrid and multi-cloud environments.
Basis of Presentation. The financial statements are presented on a consolidated basis and include the accounts of the Company and its wholly-owned subsidiaries in accordance with accounting principles generally accepted in the United States of America ("GAAP").
Recurring revenue consists of our on-premises and cloud subscriptions, which have varying term lengths from one month to five years. Recurring revenue is intended to depict the revenue recognition model for these subscription transactions. The recurrence of these revenue streams in future periods depends on several factors, including contractual periods and customers' renewal decisions. Perpetual software licenses, hardware and other revenue consists of hardware and perpetual software licenses recognized upfront and revenue related to third party perpetual products. Consulting Services revenue consists of consulting, implementation and installation services.
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
•Perpetual software licenses, hardware and other - Revenue for software is generally recognized when the customer has the ability to use and benefit from its right to use the license. Hardware is typically recognized upon delivery once title and risk of loss have been transferred (when control has passed). Other revenue includes the sale of perpetual third-party related products.
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

In millions	2025	2024	2023
Depreciation expense	$86	$94	$110

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
Costs incurred for the development of analytic database software that will be sold, leased or otherwise marketed are expensed as incurred based on the frequency and agile nature of development. The Company uses agile development methodologies to help respond to new technologies and trends and rapidly changing customer needs. Agile development methodologies are characterized by a more dynamic development process with more frequent and iterative revisions to a product release features and functions as the software is being developed. Due to the shorter development cycle and focus on rapid production associated with agile development, the Company did not capitalize any amounts for external-use software development costs in 2025, 2024 and 2023 due to the relatively short duration between the completion of the working model and the point at which a product is ready for general release.
The following table identifies the activity relating to capitalized internal-use software for the following periods:

	Internal-use Software
In millions	2025	2024	2023
Beginning balance at January 1	$4	$5	$8
Capitalized	2	2	2
Amortization	(2)	(3)	(5)
Ending balance at December 31	$4	$4	$5
The aggregate amortization expense (actual and estimated) for internal-use software for the following periods is:

	Actual	For the years ended (estimated)
In millions	2025	2026	2027	2028	2029	2030
Internal-use software amortization expense	$2	$2	$2	$1	$1	$1
Valuation of Long-Lived Assets. Long-lived assets such as property and equipment, acquired intangible assets and internal capitalized software are reviewed for impairment when events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. An impairment is calculated based on the present value of future cash flows and an impairment loss would be recognized when estimated future undiscounted cash flows expected to result from the use of the asset and its eventual disposition are less than the carrying amount. No material impairment was recognized during 2025, 2024 and 2023.
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
Pension and Postemployment Benefits. The Company accounts for its pension benefit and its non-U.S. postemployment benefit obligations using actuarial models. The measurement of plan obligations was made as of

December 31, 2025. Liabilities are computed using the projected unit credit method. The objective under this method is to expense each participant’s benefits under the plan as they accrue, taking into consideration salary increases and the plan’s benefit allocation formula. Thus, the total pension or postemployment benefit to which each participant is expected to become entitled is broken down into units, each associated with a year of past or future credited service.
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
The components of basic and diluted earnings per share for the years ended December 31 are as follows:

In millions, except earnings per share	2025	2024	2023
Net income attributable to common stockholders	$130	$114	$62
Weighted average outstanding shares of common stock	94.4	96.4	99.8
Dilutive effect of employee stock options, restricted shares and other stock awards	2.2	1.8	2.6
Common stock and common stock equivalents	96.6	98.2	102.4
Earnings per share:
Basic	$1.38	$1.18	$0.62
Diluted	$1.35	$1.16	$0.61
Options to purchase an immaterial number of shares in 2025, 2024, and 0.3 million shares in 2023 of common stock, were not included in the computation of diluted earnings per share because their exercise prices were greater than the average market price of the common shares and, therefore, the effect would have been anti-dilutive.

Recently Adopted Accounting Pronouncements
Beginning with our 2025 annual reporting, we adopted Accounting Standards Update (ASU) No. 2023-09, "Income Taxes (Topic 740): Improvements to Income Tax Disclosures" that was issued by the Financial Accounting Standards Board (FASB). This standard enhances disclosures related to income taxes, including the rate reconciliation and information on income taxes paid. Upon adoption, the guidance was applied prospectively to the current period presented in the financial statements. For additional information, see Note 6 — Income Taxes.
Recently Issued Accounting Pronouncements
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

Note 2 Supplemental Financial Information

	At December 31
In millions	2025	2024
Accounts receivable
Trade	$257	$243
Other	4	5
Accounts receivable, gross	261	248
Less: allowance for doubtful accounts	(10)	(14)
Total accounts receivable, net	$251	$234
Other current assets
Income tax receivable	$12	$12
Pre-paid expenses and Other	68	65
Total other current assets	$80	$77
Property and equipment
Land	$8	$8
Buildings and improvements	95	86
Finance lease assets	220	218
Machinery and other equipment	494	438
Property and equipment, gross	817	750
Less: accumulated depreciation	(619)	(565)
Total property and equipment, net	$198	$185
Other current liabilities
Income tax payable	$4	$52
Sales and value-added taxes	20	17
Pension and other postemployment plan liabilities	15	13
Other	49	33
Total other current liabilities	$88	$115
Deferred revenue
Deferred revenue, current	$533	$512
Long-term deferred revenue	11	10
Total deferred revenue	$544	$522
Other long-term liabilities
Uncertain tax positions	$13	$21
Other	5	7
Total other long-term liabilities	$18	$28

	Twelve Months Ended December 31,
In millions	2025	2024	2023
Other expense
Foreign currency (gains) losses	$(2)	$8	$38
Blue chip swap losses	1	4	13
Other	11	15	13
Total Other expense	$10	$27	$64

Argentina Blue Chip Swap Transaction
The Central Bank of Argentina maintains currency controls that limit Teradata's ability to access U.S. dollars in Argentina and remit cash from its Argentine operations. There is a foreign exchange mechanism known as Blue Chip Swaps, which effectively results in a parallel U.S. dollar exchange rate. This parallel rate, which cannot be used as the basis to remeasure Teradata's net monetary assets in U.S. dollars under U.S. GAAP, has been higher than Argentina’s official exchange rate, when the Company completed its swaps, since September 30, 2023. During 2025, 2024, and 2023 we entered into Blue Chip Swap transactions, in order to remit cash from our Argentine operations that resulted in a pre-tax loss on investment of $1 million for the twelve months ended December 31, 2025, a pre-tax loss on investment of $4 million during 2024, and a pre-tax loss on investment of $13 million during 2023.

Note 3 Revenue from Contracts with Customers
Disaggregation of Revenue from Contracts with Customers
The following table presents a disaggregation of revenue for the years ended December 31:

In millions	2025	2024	*	2023	*
United States
Recurring	$765	$815		$862
Perpetual software licenses, hardware and other	7	7		13
Consulting services	57	72		98
Total United States	829	894		973

International
Recurring	680	664		630
Perpetual software licenses, hardware and other	10	16		32
Consulting services	144	176		198
Total International	834	856		860
Total Revenue	$1,663	$1,750		$1,833
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

In millions	December 31, 2025	December 31, 2024
Accounts receivable, net	$251	$234
Contract assets	$6	$4
Current deferred revenue	$533	$512
Long-term deferred revenue	$11	$10
Revenue recognized during the year ended December 31, 2025 from amounts included in deferred revenue at the beginning of the period was approximately $461 million.

Transaction Price Allocated to Unsatisfied Obligations
The following table includes estimated revenue expected to be recognized in the future related to the Company's unsatisfied (or partially satisfied) obligations at December 31, 2025:

In millions	December 31, 2025	Year 1	Year 2 and Thereafter
Remaining unsatisfied obligations	$2,182	$1,473	$709
The amounts above represent the price of firm orders for which work has not been performed or goods have not been delivered and exclude unexercised contract options outside the stated contractual term that do not represent material rights to the customer. Although the Company believes that the contract value in the above table is firm, approximately $1,167 million of the amount includes customer-only general cancellation for convenience terms that the Company is contractually obligated to perform unless the customer notifies the Company otherwise. The Company expects to recognize revenue of approximately $537 million in the next year from contracts that are non-cancelable. The Company believes the inclusion of this information is important to understanding the obligations that the Company is contractually required to perform and provides useful information regarding remaining obligations related to these executed contracts.
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

In millions	December 31, 2024	Capitalized	Amortization	December 31, 2025
Capitalized contract costs	$46	$21	$(25)	$42
In millions	December 31, 2023	Capitalized	Amortization	December 31, 2024
Capitalized contract costs	$68	$13	$(35)	$46
Note 5 Goodwill and Acquired Intangible Assets
The following table identifies the activity relating to goodwill by our new operating segments:

In millions	Balance December 31, 2024	Currency Translation Adjustments	Balance December 31, 2025
Goodwill
Product Sales	$387	$5	$392
Consulting Services	7	—	7
Total goodwill	$394	$5	$399

On August 5, 2024, Teradata announced that it realigned its sales function and initiated global restructuring to optimize operations. Due to these organizational changes, Teradata manages its business under two segments, which are also the Company’s operating segments: (1) Product Sales and (2) Consulting Services. Teradata’s Product Sales segment represents the results for the Recurring Revenue and Perpetual Software Licenses, Hardware and Other line items and the Consulting Services segment represents the Consulting Services line item, each as disclosed in the Company’s financial statements and in the tables in this Form 10-K.

In the fourth quarter of 2025, the Company performed its annual impairment test and determined that no impairment to the carrying value of goodwill was necessary as each reporting unit's fair value was above its carrying value. The Company reviewed its two reporting units in its 2025 goodwill impairment assessment, as each of the operating segments were considered separate reporting units for purposes of testing.
Acquired intangible assets were specifically identified when acquired and are deemed to have finite lives. The gross carrying amount and accumulated amortization for Teradata’s acquired intangible assets were as follows:

		December 31, 2025
In millions	Amortization Life (in Years)	Gross Carrying Amount	Accumulated Amortization Amount
Acquired intangible assets
Intellectual property/developed technology	5	$14	$(7)

The aggregate amortization expense (actual and estimated) for acquired intangible assets for the following periods is:

	Actual	For the years ended (estimated)
In millions	2025	2026	2027	2028	2029	2030
Amortization expense	$3	$3	$3	$1	$—	$—

Note 6 Income Taxes
For the years ended December 31, income before income taxes consisted of the following:

In millions	2025	2024	2023
Income before income taxes
United States	$44	$58	$35
Foreign	134	106	82
Total income before income taxes	$178	$164	$117
For the years ended December 31, income tax expense consisted of the following:

In millions	2025	2024	2023
Income tax expense
Current
Federal	$(6)	$32	$25
State and local	1	5	5
Foreign	22	24	36
Deferred
Federal	21	(9)	(12)
State and local	3	(2)	(2)
Foreign	7	—	3
Total income tax expense	$48	$50	$55
Effective income tax rate	27.0%	30.5%	47.0%

The following table presents the principal components, (on a prospective basis, as enhanced by ASU No. 2023-09, "Income Taxes (Topic 740): Improvements to Income Tax Disclosures), of the difference between the effective tax rate and the United States federal statutory income tax rate for the years ended December 31:

	2025	2025
(amounts in millions)	Amount	%
Income tax expense at the U.S. federal tax rate	$37	21.0%
Foreign tax effects
Ireland
Statutory tax rate difference between Ireland and U.S.	(8)	(4.5)%
Argentina
Statutory tax rate difference between Argentina and U.S.	1	0.6%
Permanent Tax Benefit for Hyperinflationary Adjustment	(4)	(2.4)%
Valuation Allowance Offset	4	2.2%
Withholding Tax for Ireland	3	1.7%
Other foreign jurisdictions	7	3.9%
Effect of Cross Border Tax Laws
GILTI Tax	2	1.1%
Subpart F Income	3	1.7%
Foreign Tax Credits	(5)	(2.8)%
Incremental US Tax on US Branches	2	1.1%
State and local income taxes, net of federal benefits (a)	2	1.1%
Non-Taxable or Non-Deductible Items
Share-Based Payment Awards	15	8.4%
Tax Credits
US Research & Development Tax Credits	(5)	(2.8)%
US Investment Tax Credit	(5)	(2.8)%
Change in valuation allowance	5	2.8%
Changes in unrecognized tax positions	(6)	(3.3)%
Effective income tax rate	$48	27.0%

(a) State taxes in Arizona, California, Minnesota, Illinois, New Jersey, North Carolina, Rhode Island and Texas made up the majority (greater than 50 percent) of the tax effect in this category.
The following table presents the principal components, (as reported in prior years), of the difference between the effective tax rate and the United States federal statutory income tax rate for the years ended December 31:

	2024	2023
Income tax expense at the U.S. federal tax rate	21.0%	21.0%
Foreign income tax differential	(3.2)%	1.5%
U.S. tax on foreign earnings	(0.7)%	(1.7)%
State and local income taxes	(1.3)%	(3.2)%
U.S. permanent book/tax differences	1.8%	3.7%
U.S. research and development tax credits	(4.2)%	(6.1)%
Change in valuation allowance	10.7%	18.6%
Argentina hyperinflationary adjustment	—%	13.1%
Tax impact of stock compensation	4.3%	1.7%
Tax impact of uncertain tax positions	2.1%	(0.8)%
Other, net	—%	(0.8)%
Effective income tax rate	30.5%	47.0%

The 2025 effective tax rate included a net $2 million of discrete tax benefit, of which $9 million of tax benefit resulted from the reversal of unrecognized tax benefits, a majority of which was due to the settlement of the Company's 2020 federal income tax audit in the first quarter. This benefit was largely offset by $7 million of additional tax expense from stock-based compensation vesting.

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
Deferred income tax assets and liabilities included in the balance sheets at December 31 were as follows:

In millions	2025	2024
Deferred income tax assets
Employee pensions and other liabilities	$42	$41
Other balance sheet reserves and allowances	30	29
Operating lease liabilities	2	2
Tax loss and credit carryforwards	133	115
Deferred revenue	3	3
Intangibles and capitalized software	161	184
Total deferred income tax assets	371	374
Valuation allowance	(110)	(101)
Net deferred income tax assets	261	273
Deferred income tax liabilities
Right of use assets - operating lease	2	2
Property and equipment	30	24
Other	32	31
Total deferred income tax liabilities	64	57
Total net deferred income tax assets	$197	$216
As of December 31, 2025, Teradata had NOL and tax credit carryforwards totaling $135 million (tax effected and before any valuation allowance offset and application of recognition criteria for uncertain tax positions). Of the total tax carryforwards, $12 million are NOLs in the United States and certain foreign jurisdictions, a small portion of which will begin to expire in 2026, which have a $4 million valuation allowance offset; $24 million are United States foreign tax credit carryforwards which expire in 2029, which have a $24 million valuation allowance offset; $5 million are federal R&D tax credit carryforward which will begin to expire in 2045; and $94 million are California R&D tax credits that have an indefinite carryforward period, which have a $69 million valuation allowance offset and $25 million of FIN 48 reserve recorded.
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

As of December 31, 2025, the Company’s uncertain tax positions totaled approximately $38 million, of which $13 million is reflected in the other liabilities section of the Company’s balance sheet as a non-current liability and $25 million of uncertain tax positions relates to certain tax attributes generated by the Company, which are netted against the underlying deferred tax assets recorded on the balance sheet. The entire balance of $38 million in uncertain tax positions would cause a decrease in the effective income tax rate upon recognition. Teradata has recorded $2 million of interest accruals related to its uncertain tax liabilities as of December 31, 2025.
Below is a roll-forward of the Company’s liability related to uncertain tax positions at December 31:

In millions	2025	2024
Balance at January 1	$44	$40
Gross increases for prior period tax positions	1	1
Gross increases for current period tax positions	3	3
Decreases due to the lapse of applicable statute of limitations	(2)	—
Decreases relating to settlements with taxing authorities	(8)	—
Balance at December 31	$38	$44
The Company and its subsidiaries file income tax returns in the United States and various state jurisdictions, as well as numerous foreign jurisdictions. As of December 31, 2025, the Company has ongoing tax audits related to a limited number of foreign jurisdictions. The Company's tax returns for years 2022-2025 are still open for assessment by tax authorities in its major jurisdictions.
Supplemental Cash Flow data
For the year ended December 31, 2025, the Company paid the following income taxes (net of refunds received), disaggregated by jurisdiction:

In millions	2025
Income tax paid (net of refunds received)
Domestic
Federal	$43
State and local	4
Foreign
Ireland	7
Other	17
Total income tax paid (net of refunds received)	$71

Note 7 Employee Stock-based Compensation Plans
The Company recorded stock-based compensation expense for the years ended December 31 as follows:

In millions	2025	2024	2023
Restricted share units	109	115	122
Employee stock purchase program	3	4	4
Total stock-based compensation before income taxes	112	119	126
Tax benefit	(11)	(17)	(23)
Total stock-based compensation, net of tax	$101	$102	$103
The Teradata Corporation 2012 Stock Incentive Plan (the "2012 SIP"), as amended, and the Teradata 2023 Stock Incentive Plan (the "2023 SIP"), as amended, provide for the grant of several different forms of stock-based compensation. The 2023 SIP was adopted and approved by stockholders in May 2023 and no further awards may be made under the 2012 SIP after that time. Awards granted under the 2012 Plan prior to stockholder approval of the 2023 Plan will remain outstanding in accordance with their terms. A total of 10.9 million shares were authorized to be issued under the 2023 SIP. In May 2025, the Teradata Board of Directors adopted the Teradata 2025 New Employee Stock Inducement Plan (the "2025 NESIP"). A total of 1.0 million shares are reserved for grant under the 2025 NESIP. Pursuant to the 2025 NESIP, the Company may grant equity incentive compensation as a material inducement for certain individuals to commence employment with Teradata within the meaning of Rule 303A.08 of the NYSE Listed Company Manual.
New shares of the Company’s common stock are issued as a result of the vesting of restricted share units, upon stock option exercises, and at the time of grant for restricted shares, for awards under all plans.
As of December 31, 2025, the Company’s primary types of stock-based compensation were restricted share units and the employee stock purchase program (the "ESPP").
Stock Options
No stock options were granted in 2025, 2024, or 2023.
Restricted Shares and Restricted Share Units
The 2023 SIP and 2025 NESIP provide for the issuance of restricted shares, as well as restricted share units. These grants consist of both service-based and performance-based awards. Service-based awards typically vest over a three-year period beginning on the effective date of grant. These grants are not subject to future performance measures. The cost of these awards, determined to be the fair market value at the date of grant, is expensed ratably over the vesting period. Performance-based grants are subject to future performance measurements over a one-to three-year period. All performance-based shares that are earned in respect of an award will become vested at the end of the performance and/or service period provided the employee is continuously employed by the Company and applicable performance measures and other vesting conditions are met. The fair value of each performance-based award is determined on the grant date, based on the Company’s stock price, and assumes that performance targets will be achieved. Over the performance period, the number of shares of stock that will be issued is adjusted upward or downward based upon management’s assessment of the probability of achievement of performance targets. The ultimate number of shares issued and the related compensation cost recognized as expense will be based on a comparison of the final achievement of performance metrics to the specified targets. For substantially all restricted share grants, at the date of grant, the recipient has all rights of a stockholder, subject to certain restrictions on transferability and risk of forfeiture. A recipient of restricted share units does not have the rights of a stockholder and is subject to restrictions on transferability and risk of forfeiture. For both restricted shares and restricted share units, any potential dividend rights would be subject to the same vesting requirements as the underlying equity award. As a result, such rights are considered a contingent transfer of value and consequently these equity awards are not considered participating securities.

We did not issue restricted shares in 2025, 2024, or 2023. The following table reports restricted share unit activity during the year ended December 31, 2025:

Shares in thousands	Number of Shares	Weighted- Average Grant Date Fair Value per Share
Unvested shares at January 1, 2025	6,657	$40.05
Granted	6,563	$22.74
Vested	(3,004)	$40.19
Forfeited/canceled	(1,312)	$29.26
Unvested shares at December 31, 2025	8,904	$28.66
The following table summarizes the weighted-average fair value of restricted share units granted for Teradata equity awards and the total fair value of shares vested.

	2025	2024	2023
Weighted-average fair value of restricted share units granted	$22.74	$36.33	$39.98
Total fair value of shares vested (in millions)	$121	$124	$116
As of December 31, 2025, there was $138 million of unrecognized compensation cost related to unvested restricted share unit grants. The unrecognized compensation cost is expected to be recognized over a remaining weighted-average period of 1.0 years.
The following table represents the composition of Teradata restricted share unit grants in 2025:

Shares in thousands	Number of Shares	Weighted- Average Grant Date Fair Value
Service-based restricted share units	5,547	$23.30
Performance-based restricted share units	1,016	$19.69
Total restricted share unit grants	6,563	$22.74
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
Employees may authorize payroll deductions of up to 10% of eligible compensation for common stock purchases. A total of 9.3 million shares were authorized to be issued under the ESPP, with approximately 1.7 million shares remaining under that authorization at December 31, 2025. The shares of Teradata common stock purchased by a participant on an exercise date (the last day of each month), for all purposes, are deemed to have been issued and sold at the close of business on such exercise date. Prior to that time, none of the rights or privileges of a stockholder exists with respect to such shares.
Employee purchases and aggregate cost were as follows at December 31:

In millions	2025	2024	2023
Employee stock purchases	0.5	0.4	0.4
Aggregate cost	$10	$12	$13

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
Pension and postemployment benefit costs for the years ended December 31 were as follows:

	2025		2024		2023
In millions	Pension	Postemployment	Pension	Postemployment	Pension	Postemployment
Service cost	$4	$9	$4	$11	$4	$12
Interest cost	3	2	3	2	3	2
Expected return on plan assets	(2)	—	(2)	—	(2)	—
Settlement charge	—	—	1	—	—	—
Amortization of actuarial loss	—	7	—	8	—	6
Amortization of prior service cost	—	1	—	1	—	1
Total costs	$5	$19	$6	$22	$5	$21

The underfunded amount of pension and postemployment obligations is recorded as a liability in the Company’s consolidated balance sheet. The following tables present the changes in benefit obligations, plan assets, funded status and the reconciliation of the funded status to amounts recognized in the consolidated balance sheets and in accumulated other comprehensive income at December 31:

	Pension		Postemployment
In millions	2025	2024	2025	2024
Change in benefit obligation
Benefit obligation at January 1	$100	$116	$56	$56
Service cost	4	4	9	11
Interest cost	3	3	2	2
Plan participant contributions	1	1	—	—
Actuarial (gain) loss	(6)	—	26	11
Benefits paid	(3)	(2)	(27)	(24)
Settlement	(5)	(9)	—	—
Plan Amendment	3	(6)	(4)	—
Currency translation adjustments	9	(7)	—	—
Benefit obligation at December 31	$106	$100	$62	$56
Change in plan assets
Fair value of plan assets at January 1	$49	$60	$—	$—
Actual return on plan assets	—	4	—	—
Company contributions	5	5	—	—
Benefits paid	(3)	(2)	—	—
Currency translation adjustments	3	(4)	—	—
Plan participant contribution	1	1	—	—
Settlements	(5)	(9)	—	—
Other	—	(6)	—	—
Fair value of plan assets at December 31	50	49	—	—
Funded status (underfunded)	$(56)	$(51)	$(62)	$(56)
Amounts Recognized in the Consolidated Balance Sheet
Non-current assets	$11	$10	$—	$—
Current liabilities	(3)	(2)	(12)	(11)
Non-current liabilities	(64)	(59)	(50)	(45)
Net amounts recognized	$(56)	$(51)	$(62)	$(56)
Amounts Recognized in Accumulated Other Comprehensive Income (Loss)
Unrecognized Net actuarial (gain) loss	$(11)	$(6)	$81	$62
Unrecognized Prior service cost	3	—	(2)	3
Total	$(8)	$(6)	$79	$65
The following table presents the accumulated pension benefit obligation at December 31:

In millions	2025	2024
Accumulated pension benefit obligation	$97	$93
The following table presents pension plans with accumulated benefit obligations in excess of plan assets at December 31:

In millions	2025	2024
Projected benefit obligation	$91	$84
Accumulated benefit obligation	$84	$79
Fair value of plan assets	$25	$24

The following table presents the pre-tax net changes in projected benefit obligations recognized in other comprehensive income:

	Pension		Postemployment
In millions	2025	2024	2025	2024
Actuarial (gain) loss arising during the year	$(3)	$(2)	$26	$12
Amortization of loss included in net periodic benefit cost	—	—	(8)	(9)
Prior service cost arising during the year	3	—	(4)	—
Recognition of loss due to settlement	—	(1)	—	—
Foreign currency exchange	(1)	—	—	—
Total recognized in other comprehensive (income) loss	$(1)	$(3)	$14	$3
The weighted-average rates and assumptions used to determine benefit obligations at December 31, and net periodic benefit cost for the years ended December 31, were as follows:

	Pension Benefit Obligations		Pension Benefit Cost
	2025	2024	2025	2024	2023
Discount rate	3.6%	3.2%	3.2%	3.2%	3.1%
Rate of compensation increase	3.5%	3.4%	3.4%	3.2%	3.1%
Expected return on plan assets	N/A	N/A	3.9%	4.0%	3.9%
Interest crediting rate assumption	1.7%	1.6%	1.6%	1.6%	1.5%
	Postemployment Benefit Obligations		Postemployment Benefit Cost
	2025	2024	2025	2024	2023
Discount rate	5.2%	4.6%	4.6%	4.6%	3.8%
Rate of compensation increase	4.9%	4.3%	4.3%	3.0%	3.0%
Involuntary turnover rate	6.0%	5.0%	5.0%	4.5%	4.0%
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
International discount rates were determined by examining interest rate levels and trends within each country, particularly yields on high-quality corporate bonds, relative to our future expected cash flows. For markets without a deep corporate bonds, relative to our future expected cash flows.
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

Plan Assets. The weighted-average asset allocations at December 31, by asset category are as follows:

	Actual Asset Allocation as of December 31		Target Asset
	2025	2024	Allocation
Equity securities	35%	33%	34%
Debt securities	54%	56%	59%
Insurance (annuity) contracts	9%	8%	4%
Real estate	2%	3%	3%
Total	100%	100%	100%
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
The following is a description of the valuation methodologies used for pension assets as of December 31, 2025.
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

The following table sets forth by level, within the fair value hierarchy, the pension plan assets at fair value as of December 31, 2025:

		Fair Value Measurements at Reporting Date Using
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
In millions	December 31, 2025	(Level 1)	(Level 2)	(Level 3)
Money market funds	$2	$—	$2	$—
Equity funds	18	—	18	—
Bond/fixed-income funds	27	—	27	—
Real estate indirect investments	1	—	1	—
Insurance contracts	2	—	—	2
Total assets at fair value	$50	$—	$48	$2
The table below sets forth a summary of changes in the fair value of the pension plan level 3 assets for the year ended December 31, 2025:

In millions	Insurance Contracts
Balance as of January 1, 2025	$2
Purchases, sales and settlements, net	—
Balance as of December 31, 2025	$2
The following table sets forth by level, within the fair value hierarchy, the pension plan assets at fair value as of December 31, 2024:

		Fair Value Measurements at Reporting Date Using
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
In millions	December 31, 2024	(Level 1)	(Level 2)	(Level 3)
Equity funds	$17	$—	$17	$—
Bond/fixed-income funds	26	—	26	—
Real estate indirect investments	3	—	3	—
Insurance contracts	2	—	—	2
Total assets at fair value	$48	$—	$46	$2
The table below sets forth a summary of changes in the fair value of the pension plan level 3 assets for the year ended December 31, 2024:

In millions	Insurance Contracts
Balance as of January 1, 2024	$8
Purchases, sales and settlements, net	(6)
Balance as of December 31, 2024	$2
Cash Flows Related to Employee Benefit Plans
Cash Contributions. In 2026, the Company expects to contribute approximately $2 million to the international pension plans.

Estimated Future Benefit Payments. The Company expects to make the following benefit payments, estimated based on the assumptions used to measure the Company's benefit obligation at the end of the year, reflecting past and future service from its pension and postemployment plans:

	Pension	Postemployment
In millions	Benefits	Benefits
Year
2026	$6	$12
2027	$6	$12
2028	$6	$12
2029	$6	$12
2030	$7	$12
2031 - 2035	$41	$60
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

In millions	2025	2024	2023
U.S. savings plan	$13	$15	$16
International subsidiary savings plans	$12	$10	$10
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
In June 2022, Teradata refinanced its long-term debt and its associated interest rate swap ("Prior Interest Rate Swap"), which were due to mature in June 2023, and executed a five-year Secured Overnight Financing Rate

("SOFR") interest rate swap, to fix the interest rate on approximately 90% of the principal balance of the $500 million term loan, with an initial notional amount of $450 million, as more fully described in Note 12. The Company uses interest rate swaps to manage interest rate risks on future interest payments caused by interest rate changes on its variable rate term loan. The notional amount of the hedge steps down according to the amortization schedule of the term loan. The notional amount of the hedge was $416 million as of December 31, 2025.
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
The following table identifies the contract notional amount of the Company’s hedging instruments at December 31:

In millions	2025	2024
Contract notional amount of foreign exchange forward contracts	$81	$70
Net contract notional amount of foreign exchange forward contracts	$7	$21
Contract notional amount of foreign currency exchange (net investment hedge)	$150	$150
Contract notional amount of interest rate swap	$416	$439
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
On June 19, 2018, the Company and certain of its subsidiaries filed a lawsuit (the "TD-SAP 1" suit) in the U.S. District Court for the Northern District of California against SAP SE, SAP America, Inc., and SAP Labs, LLC (collectively, "SAP"). In the TD-SAP 1 lawsuit, the Company alleged, among other things, that SAP misappropriated certain of the Company’s trade secrets within the Company’s enterprise data analytics and warehousing products and used such trade secrets to help develop, improve, introduce, and sell one or more competing products. The Company further alleged that SAP employed anticompetitive practices using its substantial market position in the enterprise resource planning applications market to pressure the Company’s customers and prospective customers to use one or more of SAP's competing products and reduce or eliminate customers' and prospective customers' use of the Company's offerings. The Company sought an injunction barring SAP’s alleged conduct, monetary damages, and other available legal and equitable relief. In July 2019, SAP filed patent infringement counterclaims against the Company based on five of SAP’s U.S. patents. On August 31, 2020, the Company filed a second lawsuit against SAP (the "TD-SAP 2" suit) in the U.S. District Court for the Northern District of California, in which the Company alleged infringement by SAP of four of the Company's U.S. patents. On February 16, 2021, SAP filed additional patent infringement counterclaims against the Company in response. On the same day, SAP also filed a lawsuit in Germany (the "TD-SAP 3" suit) for infringement of a single German patent. In November 2021, the district court dismissed the Company’s antitrust claims and most of its trade secret claims in the TD-SAP 1 suit. In December 2021, the Company appealed that decision to the U.S. Court of Appeals for the Federal Circuit in Washington, D.C. That Court ruled the appeal should be decided by the Ninth Circuit Court of Appeals and transferred the appeal to the Ninth Circuit, where a three-judge panel heard oral arguments on February 12, 2024. Soon after, the Company and SAP entered into a partial settlement agreement that resulted in full dismissal of all claims and counterclaims in the TD-SAP 2 suit in California and the TD-SAP 3 suit in Germany, as well as a stay of all claims and counterclaims remaining in the TD-SAP 1 suit pending resolution of the Company’s appeal. On December 19, 2024, the Ninth Circuit panel ruled in the Company’s favor, overturning the district court’s summary judgment decision with respect both to the antitrust claims and the trade secret claims, and remanding to the district court for further proceedings. On January 23, 2025, SAP petitioned the Ninth Circuit for rehearing en banc. The Ninth Circuit denied SAP’s rehearing petition on March 4, 2025, and issued its mandate returning the case to the district court on April 1, 2025. On June 2, 2025, SAP petitioned for a writ of certiorari ("cert") to the Supreme Court challenging the Ninth Circuit’s reasoning on applicability of the per se rule to the Company’s antitrust claim. The Supreme Court denied SAP’s cert petition on October 6, 2025. Trial is set to begin with jury selection on March 30, 2026, in the U.S. District Court for the Northern District of California. As of December 31, 2025, it was not possible to determine the likelihood of a loss or a reasonably estimated range of loss, if any, pertaining to any of SAP’s remaining patent counterclaims in the TD-SAP 1 lawsuit. Please refer to Note 17 for an update to these legal proceedings.

On June 14, 2024, a putative securities class action lawsuit was filed against the Company and certain of its officers in the United States District Court for the Southern District of California (the "Court"), captioned Ostrander v. Teradata Corporation, No. 24-cv-01034 (S.D. Cal.). The complaint asserts claims for alleged violations of federal securities laws related to statements concerning the Company’s business and 2023 financial outlook for Total ARR and Public Cloud ARR. The plaintiff seeks to represent a class of certain persons who purchased or otherwise acquired the Company’s stock during the period from February 13, 2023 to February 12, 2024 and seeks unspecified damages and other relief. On December 6, 2024, the lead plaintiff in the case filed an amended complaint, after which the Company filed a motion to dismiss on February 4, 2025, which the court granted on September 26, 2025. The court entered final judgment in the case in Teradata's favor on January 6, 2026. No notice of appeal has been filed.

There are two pending shareholder derivative actions that adopt similar allegations as the securities class action and assert claims purportedly on behalf of Teradata and against the Company's directors and officers. Brennan v. McMillan, et al., Case No. 25-cv-02113-BEN-BLM (S.D. Cal.); Lipshutz v. McMillan, et al., Case No. 25-cv-01121-CAB-MSB (S.D. Cal.). These cases have been consolidated and are currently stayed. The Company cannot reasonably estimate the amount of any potential financial loss or cost that could result from Ostrander or the ancillary lawsuits at this stage of the litigation.
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
Concentrations of Risk. The Company is potentially subject to concentrations of credit risk on accounts receivable and financial instruments such as hedging instruments, and cash and cash equivalents. Credit risk includes the risk of nonperformance by counterparties. The maximum potential loss may exceed the amount recognized on the balance sheet. Exposure to credit risk is managed through credit approvals, credit limits, selecting major international financial institutions (as counterparties to hedging transactions) and monitoring procedures. Teradata’s business often involves large transactions with customers, and if one or more of those customers were to default in its obligations under applicable contractual arrangements, the Company could be exposed to potentially significant losses. However, management believes that the reserves for potential losses were adequate at December 31, 2025 and December 31, 2024.

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
When deemed appropriate, the Company minimizes its exposure to changes in foreign currency exchange rates using derivative financial instruments, specifically, foreign exchange forward contracts. Additionally, in June 2022, Teradata executed a five-year interest rate swap with a $450 million initial notional amount to hedge the floating interest rate on its term-loan and a four-year cross-currency swap with initial notional amounts of €143 million/$150 million, as a net investment hedge to hedge the Euro currency exposure of our net investment in certain foreign subsidiaries. The fair value of these contracts and swaps are measured at the end of each interim reporting period using observable inputs other than quoted prices, specifically market spot and forward exchange rates. As such, these derivative instruments are classified within Level 2 of the valuation hierarchy. Fair value of unrealized gains for open contracts are recorded in other assets and the fair value of unrealized losses are recorded in other liabilities in the Company's balance sheet (classified between current and long-term by their remaining duration). The fair value of foreign exchange forward contracts recorded in other assets and other liabilities at December 31, 2025 and 2024 were not material. Realized gains and losses from the Company’s fair value hedges net of corresponding gains or losses on the underlying exposures were immaterial for years ended December 31, 2025, 2024 and 2023.

The Company’s assets and liabilities measured at fair value on a recurring basis and subject to fair value disclosure requirements at December 31, 2025 and December 31, 2024 were as follows:

		Fair Value Measurements at Reporting Date Using
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
In millions	Total	(Level 1)	(Level 2)	(Level 3)
Assets
Money Market Funds at December 31, 2025	$162	$162	$—	$—
Money Market Funds at December 31, 2024	$151	$151	$—	$—

Foreign Currency Swap at December 31, 2024	$1	$—	$1	$—

Interest Rate Swap at December 31, 2025	$1	$—	$1	$—
Interest Rate Swap at December 31, 2024	$9	$—	$9	$—

Liabilities
Foreign Currency Swap at December 31, 2025	$18	$—	$18	$—

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

As of December 31, 2025 and 2024, the Company had no borrowings outstanding under the Credit Facility, leaving $400 million in additional borrowing capacity available under the Credit Facility. The Company was in compliance with all covenants as of December 31, 2025 and 2024.
The term loan principal outstanding was $456 million at December 31, 2025 and $481 million at December 31, 2024. As disclosed in Note 9, Teradata entered into an interest rate swap to hedge the floating interest rate of the term loan. As a result of the swap, Teradata’s fixed rate on approximately 90% of the term loan equals 3.25% excluding the applicable leverage-based margin as defined in the term loan agreement. As of December 31, 2025 and 2024, the all-in fixed rates are 4.16% and 4.24%, respectively. Deferred issuance costs are amortized over the five-year term of the Term Loan to interest expense. As of December 31, 2025 the remaining unamortized deferred issuance costs are approximately $1 million.
Annual contractual maturities of outstanding principal on the Term Loan at December 31, 2025, are as follows:

In millions	Principal payments
2026	25
2027	431
Total	$456
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
Note 13 Leases
Lessee
The Company leases property and equipment under finance and operating leases. The Company's operating leases primarily consist of automobiles in certain countries and real estate, including office, storage and parking spaces. The duration of these leases range from approximately 1 to 7 years. The Company's finance leases primarily consist of equipment financed for the purpose of delivering services to our customers. For leases with terms greater than 12 months, the Company recorded the related asset and obligation at the present value of lease payments over the term. Many of our leases include variable rental escalation clauses which are recognized when incurred. Some of our leases also include renewal options and/or termination options that are factored into the determination of lease payments and lease terms when it is reasonably certain that the Company will exercise these options. Lease agreements do not contain any material residual value guarantees or material restrictive covenants. Leases with an initial term of 12 months or less are not recorded on the balance sheet. The Company recognizes lease expense for these leases on a straight-line basis over the lease term. For real estate leases beginning in 2019 and later, we account for lease components (e.g., fixed payments including rent, real estate taxes and insurance costs) separately from the non-lease components (e.g., common-area maintenance costs). For automobile leases we account for lease and non-lease components together.
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

The table below presents the lease-related assets and liabilities recorded on the balance sheet at December 31:

In millions, except weighted average calculations	Classification on the Balance Sheet	2025	2024
Assets
Operating lease assets	Right of use assets - operating lease, net	$7	$8
Finance lease assets	Property and equipment, net	118	109
Total lease assets		$125	$117

Liabilities
Current
Operating	Current portion of operating lease liability	$2	$4
Finance	Current portion of finance lease liability	50	57
Non current
Operating	Operating lease liability	4	5
Finance	Finance lease liability	45	30
Total lease liabilities		$101	$96

Weighted-average remaining lease term
Operating leases		3.96 years	3.49 years
Finance leases		2.06 years	1.65 years
Weighted-average discount rate
Operating leases(1)		5.73%	5.40%
Finance leases		6.25%	6.83%
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
Lessee Costs
The table below presents certain information related to the lease costs for finance and operating leases recognized in the Company's consolidated statements of income for the years ended December 31:

In millions	2025	2024	2023
Finance lease cost
Depreciation of leased assets	$56	$61	$68
Interest of lease liabilities	6	7	7
Operating lease cost	4	5	7
Sub-lease income from real estate properties owned and leased	(6)	(5)	(5)
Total lease cost	$60	$68	$77
Other Information
The table below presents supplemental cash flow information related to cash paid for amounts included in the measurement of lease liabilities for the year ended December 31:

In millions	2025	2024
Operating cash flows for operating leases	$5	$7
Operating cash flows for finance leases	$6	$7
Financing cash flows for finance leases	$69	$71

Undiscounted Cash Flows
The table below reconciles the undiscounted cash flows for each of the first five years and total of the remaining years to the finance lease liabilities and operating lease liabilities recorded on the balance sheet at December 31, 2025:

In millions	Operating Leases	Finance Leases
2026	$4	$54
2027	2	33
2028	1	14
2029	1	—
2030	1	—
Thereafter	—	—
Total minimum lease payments	9	101
Less: amount of lease payments representing interest	(3)	(6)
Present value of future minimum lease payments	6	95
Less: current obligations under leases	(2)	(50)
Long-term lease obligations	$4	$45

The table below provides the undiscounted cash flows for the Company's finance lease liabilities and operating lease obligations as of December 31, 2024:

In millions	Operating Leases	Finance Leases
2025	$7	$61
2026	3	27
2027	1	5
2028	1	—
2029	2	—
Thereafter	—	—
Total minimum lease payments	14	93
Less: amount of lease payments representing interest	(5)	(6)
Present value of future minimum lease payments	9	87
Less: current obligations under leases	(4)	(57)
Long-term lease obligations	$5	$30
Lessor
The Company receives rental revenue for leasing hardware offerings to its customers. For our hardware rental offering, the Company may own or lease the hardware. Leases sometimes include options to renew but typically do not include lessee purchase options. The revenue for these operating leases is generally recognized straight-line over the term of the contract and is included within the recurring revenue caption on the consolidated statements of income. Equipment used for this revenue is reported within Property and equipment, net on the consolidated balance sheet.
The following table includes rental revenue for the years ended December 31:

In millions	2025	2024	2023
Rental revenue*	$212	$213	$216
*Rental revenue includes hardware maintenance.
The following table includes estimated rental revenue expected to be recognized in the future based on executed contracts at December 31, 2025:

In millions	Rental Revenue
2026	$225
2027	85
2028-29	66
Total	$376
Note 14 Segment, Other Supplemental Information and Concentrations
Teradata manages its business under two segments, which are also the Company’s operating segments: (1) Product Sales and (2) Consulting Services. Teradata’s Product Sales segment represents the results for the Recurring Revenue and Perpetual Software Licenses, Hardware and Other line items and the Consulting Services segment represents the Consulting Services. For purposes of discussing results by segment, management excludes the impact of certain items, consistent with the manner by which management evaluates the performance of each segment. This format is useful to investors because it allows analysis and comparability of operating trends. It also includes the same information that is used by Teradata management to make decisions regarding the segments and to assess financial performance. The chief operating decision maker ("CODM"), who is our President and Chief Executive Officer, evaluates the performance of each segment by comparing segment revenue and segment gross profit results to historical and previously forecasted financial information on a monthly and quarterly basis to allocate operating and capital resources. Our CODM monitors assets for the consolidated Company but does not use assets by segment when assessing performance or making operating segment resource allocations.

The following table presents segment revenue, segment cost of revenue and segment gross profit for the Company for the years ended December 31:

In millions	2025	2024	2023
Segment revenue
Product Sales	$1,462	$1,502	$1,537
Consulting Services	201	248	296
Total revenue	1,663	1,750	1,833
Segment cost of revenue
Product Sales (1)	464	453	446
Consulting Services (2)	189	217	254
Total segment cost of revenue	653	670	700
Segment gross profit
Product Sales	998	1,049	1,091
Consulting Services	12	31	42
Total segment gross profit	1,010	1,080	1,133
Stock-based compensation expense	17	17	17
Acquisition, integration and reorganization-related costs	6	5	1
Total gross profit	987	1,058	1,115
Selling, general and administrative expenses	502	565	635
Research and development expenses	280	284	294
Total income from operations	$205	$209	$186
(1) Cost of Product Sales includes product costs of $241 million in 2025, $223 million in 2024, and $193 million in 2023 for Public Cloud fees and direct product and third-party software costs associated with the Company's perpetual product sales. Depreciation expense included in Cost of Product Sales was $71 million in 2025, $79 million in 2024, and $88 million in 2023. The remaining cost of Product Sales includes payroll and benefits costs, and corporate allocations including back-office information technology, real estate, and other support services.
(2) Cost of Consulting Services includes payroll and benefit costs of $120 million in 2025, $137 million in 2024, and $149 million in 2023. The remaining cost of Consulting Services includes corporate allocations, including back-office information technology, real estate, and other support services.
Certain items, including stock-based compensation and reorganization-related costs, were excluded from segment gross profit to conform to the way the Company manages and reviews the results by segment.
The following table presents revenues by geographic area for the years ended December 31:

In millions	2025	2024	2023
United States	$829	$894	$973
International	834	856	860
Total revenue	$1,663	$1,750	$1,833

The following table presents property and equipment, net by geographic area at December 31:

In millions	2025	2024
United States	$132	$122
International	66	63
Property and equipment, net	$198	$185
Concentrations. No single customer accounts for more than 10% of the Company's revenue for any period presented. No country outside the United States accounts for more than 10% of the Company's revenue or property and equipment, net, for any period presented. As of December 31, 2025, the Company is not aware of any significant concentration of business transacted with a particular customer that could, if suddenly eliminated, have a material adverse effect on the Company’s operations. The Company's hardware components are assembled primarily by Flex. In addition, the Company utilizes preferred supplier relationships to better ensure more consistent quality, cost, and delivery. There can be no assurances that a disruption in production at Flex or at a supplier would not have a material adverse effect on the Company's operations. In addition, a significant change in the forecasts to any of these preferred suppliers could result in purchase obligations or components that may be in excess of demand.
Note 15 Accumulated Other Comprehensive (Loss) Income
The following table provides information on changes in accumulated other comprehensive (loss) income, net of tax ("AOCI"), for the years ended December 31:

In millions	Derivatives	Defined benefit plans	Foreign currency translation adjustments	Total AOCI
Balance as of December 31, 2022	$9	$(31)	$(97)	$(119)
Other comprehensive (loss) income before reclassifications	(4)	(12)	1	(15)
Amounts reclassified from AOCI	—	5	—	5
Net other comprehensive (loss) income	(4)	(7)	1	(10)
Balance as of December 31, 2023	$5	$(38)	$(96)	$(129)
Other comprehensive income (loss) before reclassifications	1	(8)	(18)	(25)
Amounts reclassified from AOCI	—	7	—	7
Net other comprehensive income (loss)	1	(1)	(18)	(18)
Balance as of December 31, 2024	$6	$(39)	$(114)	$(147)
Other comprehensive (loss) income before reclassifications	(6)	(17)	11	(12)
Amounts reclassified from AOCI	—	6	—	6
Net other comprehensive (loss) income	(6)	(11)	11	(6)
Balance as of December 31, 2025	$—	$(50)	$(103)	$(153)
The following table presents the impact and respective location of AOCI reclassifications in the Consolidated Statements of Income for the years ended December 31:

In millions
AOCI Component	Location	2025	2024	2023
Other expense	Other expense	$(8)	$(9)	$(7)
Tax portion	Income tax benefit	2	2	2
Total reclassifications	Net (loss) income	$(6)	$(7)	$(5)
Further information on the Company’s defined benefit plans is included in Note 8.

Note 16 Reorganization and Business Transformation
On August 5, 2024, the Company announced that it realigned its sales function and initiated global restructuring and cost actions to optimize operations, reduce non-revenue generating expenses, and drive efficiencies for long-term growth and profitability (the "Restructuring"). The majority of the actions related to the Restructuring were completed as of December 31, 2025, with remaining actions to be completed by early 2026.
The majority of the costs relating to the Restructuring include one-time employee separation benefits, transition support, and other employee-related costs. The Company has incurred total charges related to the Restructuring of approximately $20 million. Cash expenditures related to these actions are estimated at approximately $45 to $50 million.
The Company recognized costs of $6 million ($4 million cash and $2 million non-cash) in 2025 for employee severance and other employee-related costs associated with the Restructuring.
The Company recognized costs of $14 million ($9 million cash and $5 million non-cash) in 2024 for employee severance and other employee-related costs associated with the Restructuring.
In 2025, $2 million of these costs were recorded in costs of revenue, $4 million were recorded in selling, general and administrative expenses. There was no impact to the segment gross profit.
In 2024, $3 million of these costs were recorded in costs of revenue, $7 million were recorded in selling, general and administrative expenses and $4 million were recorded in research and development expenses. There was no impact to the segment gross profit.
Cash paid related to the plan listed above was $27 million in 2025 and $14 million in 2024. Not included in the table below are approximately $18 million in 2025 and $5 million in 2024 of cash payments for international employees which did not have a material impact on the Consolidated Statements of Income (Loss) as the Company accounts for its International postemployment benefits under Accounting Standards Codification 712, Compensation - Nonretirement Postemployment Benefits ("ASC 712"), which uses actuarial estimates to accrue for severance benefits over the course of employees' service period.
The estimate of the savings (and any reinvestment thereof), costs, charges, and cash expenditures that the Company expects to incur in connection with the remaining Restructuring, and the timing thereof, are subject to a number of assumptions, including local law requirements in various jurisdictions, and actual amounts may differ materially from the estimates. In addition, the Company may incur other costs and charges not currently contemplated due to unanticipated events that may occur, including in connection with the implementation of the Restructuring.

The 2025 activity and the reserves related to the Restructuring are as follows:

In millions	Balance at December 31, 2024	Expense accruals	Cash payments	Balance at December 31, 2025
Employee severance and other employee-related costs	$5	$6	$(9)	$2

Note 17 Subsequent Events
As disclosed in Note 10, Teradata has been involved in several litigation proceedings (collectively, the "Litigation") against SAP SE, SAP America, Inc., and SAP Labs, LLC (collectively, "SAP" and with "Teradata" the "Parties"). On February 19, 2026 (the "Effective Date"), Teradata entered into a Settlement Agreement (the “Settlement Agreement”) with SAP, pursuant to which the Parties have agreed, among other things, to (i) resolve all past and pending litigation between the Parties, including the Litigation and (ii) mutual releases of all claims and liabilities asserted or that could have been asserted in the Litigation. As a result of the Settlement Agreement, Teradata will receive a gross payment of $480 million (the "Settlement Amount") no later than 60 days after the Effective Date. Upon Teradata’s receipt of the Settlement Amount, the Parties will request that the court dismiss all claims, defenses and counterclaims with prejudice. Teradata believes that the net cash benefit of the Settlement Amount after associated fees and expenses, including a customary contingent fee arrangement and other outstanding legal fees incurred in connection with the Litigation, will be in the range of approximately $355–$362 million before taxes (the "Net Proceeds"). Teradata is currently evaluating the appropriate use of the Net Proceeds and will provide an update on its 2026 first quarter earnings call.

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
Based on their evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective to provide reasonable assurance as of December 31, 2025.
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
Management assessed the effectiveness of Teradata’s internal control over financial reporting as of the end of the period covered by this report. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") in Internal Control – Integrated Framework (2013). Based on its assessment and those criteria, management concluded that Teradata’s internal control over financial reporting was effective as of December 31, 2025.
Teradata’s independent registered public accounting firm has issued their report on the effectiveness of Teradata’s internal control over financial reporting as of December 31, 2025, which appears in this Annual Report.

Changes in Internal Control over Financial Reporting
We implemented a new global cloud enterprise resource planning ("ERP") system which occurred in phases throughout 2024 and the first quarter of 2025. The ERP system is designed to improve and modernize the efficiency of certain financial and related transaction processes, accurately maintain Teradata’s financial records, enhance operational functionality, and provide timely information to our management team related to the operation of the business. We expect that the new ERP system will enhance and modernize our overall system of internal controls over financial reporting through further automation and integration of business processes, although it was not implemented in response to any identified deficiency in Teradata’s internal controls over financial reporting. As of the filing of this Annual Report on Form 10-K, we have concluded that the implementation of the ERP system thus far has not materially affected our internal control over financial reporting.
Other than the ERP implementation referenced above, there have been no changes in our internal control over financial reporting that occurred during the last fiscal quarter ended December 31, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	OTHER INFORMATION
During the three months ended December 31, 2025, other than the director and officers shown in the table below, no other director or officer of the Company adopted or terminated a "Rule 10b5-1 trading arrangement" or "non-Rule 10b5-1 trading arrangement," as each term is defined in Item 408(a) of Regulation S-K.

Name (Title)	Action	Date	Trading Arrangement		Total Shares to be Sold	Expiration Date
			Rule 10b5-1*	Non-Rule 10b5-1**
Stephen McMillan (Chief Executive Officer and director)	Adopt	11/28/2025	x		Up to 80,000	11/14/2026
Sumeet Arora (Chief Product Officer)	Adopt	12/09/2025	x		Up to 42,580 (1)	12/15/2026
Richard Petley (Chief Revenue Officer)	Adopt	12/05/2025	x		Up to 108,324(2)	12/04/2026

* Intended to satisfy the affirmative defense of Rule 10b5-1(c).
**Not intended to satisfy the affirmative defense of Rule 10b5-1(c).

(1) Mr. Arora’s Rule 10b5-1 trading plan, includes the sale of up to 50% of the net shares (not yet determinable) after shares are withheld to satisfy tax obligations upon the vesting of 71,841 restricted share units ("RSUs") and 13,318 performance-based RSUs (which such number for purposes of this disclosure is based on the target amount of performance-based RSUs granted to Mr. Arora in 2025, but the number of shares of common stock subject to Mr. Arora’s plan may vary based on the Company’s actual performance achieved at the end of the 2025 performance period for the performance-based RSUs).

(2) Mr. Petley’s Rule 10b5-1 trading plan includes the sale of up to (i) 34,317 shares and (ii) an amount of either 50% or 100% of the of net shares (not yet determinable) after shares are withheld to satisfy tax obligations upon the vesting of 44,198 RSUs and 29,809 performance-based RSUs (which such number for purposes of this disclosure is based on the target amount of performance-based RSUs granted to Mr. Petley in 2023, but the number of shares of common stock subject to Mr. Petley’s plan may vary based on the Company’s actual performance achieved at the end of the 2025 performance period for the performance-based RSUs).

Item 9C.	DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
Not applicable.

PART III

Item 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Information required to be included in Part III Item 10 is set forth under the captions "Election of Directors," "Our Corporate Governance," and "Committees of the Board" in Teradata’s Notice of Annual Meeting of Stockholders and Proxy Statement to be filed with the SEC within 120 days after the end of our fiscal 2025 year (the "2026 Proxy Statement") and is incorporated herein by reference. The information under the heading "Executive Officers of the Registrant" in Part I Item 1 of this Annual Report on Form 10-K is also incorporated by reference in this section.
We have adopted an insider trading policy and related procedures and processes (the "Policy") applicable to our directors, officers, employees, and other covered persons, that we believe to be reasonably designed to promote compliance with insider trading laws, rules and regulations. Our Policy is filed as Exhibit 19 to this Annual Report on Form 10-K and the disclosure in the "Our Corporate Governance" section of the 2026 Proxy Statement describes our Policy in more detail and is incorporated herein by reference.

Item 11.	EXECUTIVE COMPENSATION
Information required to be included in Part III Item 11 is set forth under the captions "Director Compensation," "Compensation Discussion and Analysis," "Compensation Tables," "Potential Payments Upon Termination or Change in Control," "Compensation and People Committee" and "Compensation and People Committee Report on Executive Compensation" in Teradata’s 2026 Proxy Statement and incorporated herein by reference.

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Information required to be included in Part III Item 12 is set forth under the captions "Stock Ownership" and "Current Equity Compensation Plan Information" in Teradata’s 2026 Proxy Statement and incorporated herein by reference.

Item 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
Information required to be included in Part III Item 13 is set forth under the captions "Related Person Transactions" and "Board Independence and Related Transactions" in Teradata’s 2026 Proxy Statement and incorporated herein by reference.

Item 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES
Information required to be included in Part III Item 14 is set forth under the caption "Fees Paid to Independent Registered Public Accounting Firm" in Teradata’s 2026 Proxy Statement and incorporated herein by reference.

PART IV

Item 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
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

3.2	Amended and Restated By-Laws of Teradata Corporation, as amended and restated on October 31, 2022 (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K dated November 1, 2022).

4.1	Common Stock Certificate of Teradata Corporation (incorporated by reference to Exhibit 4.1 to the Quarterly Report on Form 10-Q dated November 13, 2007 (SEC file number 001-33458)).

4.2	Description of the Registrant’s Securities (incorporated by reference to Exhibit 4.2 to the Annual Report on Form 10-K dated February 21, 2025).

10.1	Form of Technology Agreement (incorporated by reference to Exhibit 10.6 to the Registration Statement on Form 10).

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

10.9*
Teradata 2023 Stock Incentive Plan (Amended and Restated as of May 15, 2025) Incorporated by reference to Appendix A to Teradata Corporation’s 2025 Proxy Statement on Schedule 14A dated March 27, 2025 (SEC File No. 001-33458).

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

10.9.9*
Form of Performance-Based Restricted Share Unit Agreement (Cliff Vesting) under the Teradata 2023 Stock Incentive Plan, approved on February 21, 2025 (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q dated May 7, 2025).

10.9.10*
Form of Performance-Based Restricted Share Unit Agreement (Graded Vesting) under the Teradata 2023 Stock Incentive Plan, approved on February 21, 2025 (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q dated May 7, 2025).

10.10*	Teradata 2025 New Employee Stock Inducement Plan, effective May 15, 2025 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K dated May 15, 2025).

10.10.1*	Form of Inducement Plan Performance-Based Restricted Share Unit Agreement (Graded Vesting) (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K dated May 15, 2025).

10.10.2*	Form of Inducement Plan Performance-Based Restricted Share Unit Agreement (Cliff Vesting) (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K dated May 15, 2025).

10.10.3*	Form of Inducement Plan Restricted Share Unit Agreement (Graded Vesting) (incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K dated May 15, 2025).

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

10.12*	Offer letter from Teradata Corporation to Stephen McMillan dated May 5, 2020 (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q dated August 10, 2020).

10.12.1*	Amendment to Offer Letter between Stephen McMillan and the Company dated April 29, 2022 (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q dated May 6, 2022).

10.12.2*	Executive Severance Plan Participation Agreement to new CEO, approved on May 5, 2020 (incorporated by reference to Exhibit 10.5 to the Quarterly Report on Form 10-Q dated August 10, 2020).

10.13*	Offer Letter between Sumeet Arora and the Company dated March 28, 2025 (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q dated August 6, 2025).

10.13.1*	Amendment to Offer Letter between Sumeet Arora and the Company dated May 15, 2025 (incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q dated August 6, 2025).

10.14*	Offer Letter between John Ederer and the Company dated April 10, 2025 (incorporated by reference to Exhibit 10.3 to the Quarterly Report on Form 10-Q dated August 6, 2025).

10.14.1*	Amendment to Offer Letter between John Ederer and the Company dated May 13, 2025 (incorporated by reference to Exhibit 10.4 to the Quarterly Report on Form 10-Q dated August 6, 2025).

10.15*	Offer Letter between Scot Rogers and the Company dated June 5, 2025 (incorporated by reference to Exhibit 10.10 to the Quarterly Report on Form 10-Q dated August 6, 2025).

10.16*	Offer Letter from Teradata Corporation to Michael Hutchinson dated December 22, 2021 (incorporated by reference to Exhibit 10.21 to the Annual Report on Form 10-K dated February 25, 2022).

10.16.1*	Amendment to Offer Letter between Mike Hutchinson and the Company dated February 24, 2025 (incorporated by reference to Exhibit 10.3 to the Quarterly Report on Form 10-Q dated May 7, 2025.

10.17*	Offer Letter from Teradata Corporation to Richard Petley dated May 29, 2024 (incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q dated August 6, 2024 ).

10.19
Credit Agreement dated as of June 28, 2022 among Teradata Corporation, the lenders party thereto and JPMorgan Chase Bank, N.A., as Administrative Agent, as amended and restated effective as of September 21, 2023 (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q dated November 7, 2023).

10.20
Cooperation Agreement, dated February 10, 2026 by and among the Company, Lynrock Lake Partners LLC, Lynrock Lake L.P., Lynrock Lake Master Fund L.P. and Cynthia Paul (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K dated February 11, 2026).

19	Teradata Corporation Insider Trading Policy (incorporated by reference to Exhibit 19 to the Annual Report on Form 10-K dated February 21, 2025).

21	Subsidiaries of Teradata Corporation (filed herewith).

23.1	Consent of Independent Registered Public Accounting Firm (filed herewith).

31.1	Certification pursuant to Rule 13a-14(a) dated February 27, 2026 (filed herewith).

31.2	Certification pursuant to Rule 13a-14(a) dated February 27, 2026 (filed herewith).

32	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 dated February 27, 2026 (filed herewith).

97*	Teradata Corporation Clawback Policy, effective as of October 2, 2023 (incorporated by reference to Exhibit 10.21 to the Annual Report on Form 10-K dated February 23, 2024).

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Management contracts or compensatory plans, contracts or arrangements.

TERADATA CORPORATION
SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS
(In millions)

Column A	Column B	Column C		Column D	Column E
Description	Balance at Beginning of Period	Provision/reversals Charged to Costs & Expenses	Charged to Other Accounts	Deductions	Balance at End of Period
Allowance for doubtful accounts
Year ended December 31, 2025	$14	$3	$—	$(7)	$10
Year ended December 31, 2024	$12	$2	$—	$—	$14
Year ended December 31, 2023	$12	$1	$—	$(1)	$12
Deferred tax valuation allowance
Year ended December 31, 2025	$101	$15	$(6)	$—	$110
Year ended December 31, 2024	$90	$11	$—	$—	$101
Year ended December 31, 2023	$69	$21	$—	$—	$90

Item 16.	FORM 10-K SUMMARY
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TERADATA CORPORATION

Date: February 27, 2026	By:	/s/ John Ederer
John Ederer
Chief Financial Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Signature	Title

/s/ Stephen McMillan	President and Chief Executive Officer and Director
Stephen McMillan

/s/ John Ederer	Chief Financial Officer
John Ederer	(Principal Financial and Accounting Officer)

/s/ Michael P. Gianoni	Chairman of the Board
Michael P. Gianoni

/s/ Lisa R. Bacus	Director
Lisa R. Bacus

/s/ Timothy C.K. Chou	Director
Timothy C.K. Chou

/s/ Daniel R. Fishback	Director
Daniel R. Fishback

/s/ Todd E. McElhatton	Director
Todd E. McElhatton

/s/ Kimberly K. Nelson	Director
Kimberly K. Nelson

/s/ Joanne B. Olsen	Director
Joanne B. Olsen

/s/ John G. Schwarz	Director
John G. Schwarz