Form 10-Q
period 2026-03-31
TERADATA CORP /DE/
filed 2026-05-06
CIK 816761

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2026
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐  No  ☒
At April 24, 2026, the registrant had approximately 94.1 million shares of common stock outstanding.

PART I—FINANCIAL INFORMATION

Part 1—FINANCIAL INFORMATION
A

Item 1.	Financial Statements.
Teradata Corporation
Condensed Consolidated Statements of Income (Unaudited)

	Three Months Ended March 31,
In millions, except per share amounts	2026	2025
Revenue
Subscription software licenses	$99	$83
Services and other	301	275
Total recurring	400	358
Perpetual software licenses, hardware and other	1	10
Consulting services	43	50
Total revenue	444	418
Cost of revenue
Subscription software licenses	11	5
Services and other	112	103
Total recurring	123	108
Perpetual software licenses, hardware and other	—	9
Consulting services	45	53
Total cost of revenue	168	170
Gross profit	276	248
Operating expenses
Selling, general and administrative expenses	240	116
Research and development expenses	72	66
Total operating expenses	312	182
(Loss) income from operations	(36)	66
Other income (expense), net
Interest expense	(6)	(7)
Interest income	3	3
Other income (expense)	476	(4)
Total other income (expense), net	473	(8)
Income before income taxes	437	58
Income tax expense	102	14
Net income	$335	$44
Net income per common share
Basic	$3.60	$0.46
Diluted	$3.47	$0.45
Weighted average common shares outstanding
Basic	93.0	95.1
Diluted	96.6	97.4
See Notes to Condensed Consolidated Financial Statements (Unaudited).

Teradata Corporation
Condensed Consolidated Statements of Comprehensive Income (Unaudited)

	Three Months Ended March 31,
In millions	2026	2025
Net income	$335	$44
Other comprehensive income:
Foreign currency translation adjustments	(5)	8
Unrealized gain (loss) on cross-currency net investment hedge, before tax	4	(5)
Unrealized gain (loss) on cross-currency net investment hedge, tax portion	(1)	1
Total currency translation adjustments	(2)	4
Derivatives:
Unrealized gain (loss) on derivatives, before tax	2	(4)
Unrealized gain (loss) on derivatives, tax portion	(1)	1
Unrealized gain (loss) on derivatives, net of tax	1	(3)
Defined benefit plans:
Reclassification of loss to net income, before tax	2	2
Defined benefit plans, tax portion	(1)	—
Defined benefit plans, net of tax	1	2
Other comprehensive income	—	3
Comprehensive income	$335	$47
See Notes to Condensed Consolidated Financial Statements (Unaudited).

Teradata Corporation
Condensed Consolidated Balance Sheets (Unaudited)

In millions, except per share amounts	March 31, 2026	December 31, 2025
Assets
Current assets
Cash and cash equivalents	$816	$493
Accounts receivable, net	322	251
Inventories	5	13
Other current assets	97	80
Total current assets	1,240	837
Property and equipment, net	202	198
Right of use assets - operating lease, net	6	7
Goodwill	397	399
Capitalized contract costs, net	39	42
Deferred income taxes	169	209
Other assets	89	87
Total assets	$2,142	$1,779
Liabilities and stockholders’ equity
Current liabilities
Current portion of long-term debt	$25	$25
Current portion of finance lease liability	49	50
Current portion of operating lease liability	2	2
Accounts payable	58	96
Payroll and benefits liabilities	83	120
Deferred revenue	603	533
Other current liabilities	134	88
Total current liabilities	954	914
Long-term debt	424	431
Finance lease liability	49	45
Operating lease liability	4	4
Pension and other postemployment plan liabilities	112	114
Long-term deferred revenue	12	11
Deferred tax liabilities	12	12
Other liabilities	18	18
Total liabilities	1,585	1,549
Commitments and contingencies (Note 8)
Stockholders’ equity
Preferred stock: par value $0.01 per share, 100.0 shares authorized, no shares issued and outstanding at March 31, 2026 and December 31, 2025, respectively	—	—
Common stock: par value $0.01 per share, 500.0 shares authorized, 94.4 and 92.5 shares issued at March 31, 2026 and December 31, 2025, respectively	1	1
Paid-in capital	2,330	2,305
Accumulated deficit	(1,621)	(1,923)
Accumulated other comprehensive loss	(153)	(153)
Total stockholders’ equity	557	230
Total liabilities and stockholders’ equity	$2,142	$1,779
See Notes to Condensed Consolidated Financial Statements (Unaudited).

Teradata Corporation
Condensed Consolidated Statements of Cash Flows (Unaudited)

	Three Months Ended March 31,
In millions	2026	2025
Operating activities
Net income	$335	$44
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	25	20
Stock-based compensation expense	29	22
Deferred income taxes	36	10
Changes in assets and liabilities:
Receivables	(71)	(73)
Inventories	8	5
Current payables and accrued expenses	(15)	(30)
Deferred revenue	71	39
Other assets and liabilities	(17)	(29)
Net cash provided by operating activities	401	8
Investing activities
Expenditures for property and equipment	(10)	(1)
Additions to capitalized software	(1)	—
Net cash used in investing activities	(11)	(1)
Financing activities
Repurchases of common stock	(34)	(44)
Repayments of long-term borrowings	(6)	(6)
Payments of finance leases	(17)	(16)
Other financing activities, net	(5)	(2)
Net cash used in financing activities	(62)	(68)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(6)	9
Increase (decrease) in cash, cash equivalents and restricted cash	322	(52)
Cash, cash equivalents and restricted cash at beginning of period	494	421
Cash, cash equivalents and restricted cash at end of period	$816	$369

Supplemental cash flow disclosure:
Assets acquired under operating lease	$1	$1
Assets acquired under finance lease	$20	$33
Reconciliation of cash, cash equivalents and restricted cash to the Condensed Consolidated Balance Sheets:

	March 31, 2026	December 31, 2025
Cash and cash equivalents	$816	$493
Restricted cash	—	1
Total cash, cash equivalents and restricted cash	$816	$494

See Notes to Condensed Consolidated Financial Statements (Unaudited).

Teradata Corporation
Condensed Consolidated Statements of Changes in Stockholders’ Equity (Unaudited)

	Common Stock		Paid-in	Accumulated	Accumulated Other Comprehensive
In millions	Shares	Amount	Capital	Deficit	Loss	Total
December 31, 2025	93	$1	$2,305	$(1,923)	$(153)	$230
Net income	—	—	—	335	—	335
Employee stock compensation, employee stock purchase programs and option exercises, net of tax	2	—	25		—	25
Repurchases of common stock, retired	(1)	—	—	(33)	—	(33)
Pension and postemployment benefit plans, net of tax	—	—	—	—	1	1
Unrealized gain on derivatives, net of tax	—	—	—	—	1	1
Currency translation adjustment	—	—	—	—	(2)	(2)
March 31, 2026	94	$1	$2,330	$(1,621)	$(153)	$557

	Common Stock		Paid-in	Accumulated	Accumulated Other Comprehensive
In millions	Shares	Amount	Capital	Deficit	Loss	Total
December 31, 2024	95	$1	$2,192	$(1,913)	$(147)	$133
Net income	—	—	—	44	—	44
Employee stock compensation, employee stock purchase programs and option exercises, net of tax	2	—	22	—	—	22
Repurchases of common stock, retired	(1)	—	—	(44)	—	(44)
Pension and postemployment benefit plans, net of tax	—	—	—	—	2	2
Unrealized loss on derivatives, net of tax	—	—	—	—	(3)	(3)
Currency translation adjustment	—	—	—	—	4	4
March 31, 2025	96	$1	$2,214	$(1,913)	$(144)	$158

See Notes to Condensed Consolidated Financial Statements (Unaudited).

Notes to Condensed Consolidated Financial Statements (Unaudited)
1. Basis of Presentation
These statements have been prepared pursuant to the rules and regulations of the United States Securities and Exchange Commission ("SEC") and, in accordance with those rules and regulations, do not include all information and footnote disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP"). In the opinion of management, the condensed consolidated financial statements reflect all adjustments, consisting only of normal recurring adjustments, necessary to fairly state the results of operations, financial position and cash flows of Teradata Corporation ("Teradata" or the "Company") for the interim periods presented herein. The year-end 2025 condensed consolidated balance sheet data was derived from audited financial statements but does not include all disclosures required by GAAP. The preparation of condensed consolidated financial statements in conformity with GAAP requires management to make use of estimates and assumptions that affect the reported amounts and disclosures. Actual results may vary from these estimates.
These condensed consolidated interim financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in Teradata’s most recent Annual Report on Form 10-K for the fiscal year ended December 31, 2025 (the "2025 Annual Report"). The results of operations for any interim period are not necessarily indicative of the results of operations to be expected for the full year.

2. New Accounting Pronouncements
In November 2024, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses (ASU 2024-03). The new guidance requires disaggregated information about certain income statement expense line items on an annual and interim basis. This guidance will be effective for annual periods beginning the year ended December 31, 2027 and for interim periods thereafter. The new standard permits early adoption and can be applied prospectively or retrospectively. We are evaluating the effect that this guidance will have on our Consolidated Financial Statements.
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

3. Revenue from Contracts with Customers
Disaggregation of Revenue from Contracts with Customers
The following table presents a disaggregation of revenue:

	Three Months Ended March 31,
in millions	2026	2025
United States
Recurring	$212	$195
Perpetual software licenses and hardware	1	4
Consulting services	11	15
Total United States	224	214
International
Recurring	$188	$163
Perpetual software licenses and hardware	—	6
Consulting services	32	35
Total International	220	204
Total Revenue	$444	$418

Rental revenue, which is included in recurring revenue in the above table, was as follows:

	Three Months Ended March 31,
in millions	2026	2025
Rental revenue*	$55	$49
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

The following table provides information about receivables, contract assets and deferred revenue from contracts with customers:

	As of
in millions	March 31, 2026	December 31, 2025
Accounts receivable, net	$322	$251
Contract assets	$5	$6
Current deferred revenue	$603	$533
Long-term deferred revenue	$12	$11
Revenue recognized during the three months ended March 31, 2026 from amounts included in deferred revenue at the beginning of the period was $155 million.
Transaction Price Allocated to Unsatisfied Obligations
The following table includes estimated revenue expected to be recognized in the future related to the Company's unsatisfied (or partially satisfied) obligations at March 31, 2026:

in millions	Total at March 31, 2026	Year 1	Year 2 and Thereafter
Remaining unsatisfied obligations	$2,033	$1,372	$661
The amounts above represent the price of firm orders for which work has not been performed or goods have not been delivered and exclude unexercised contract options outside the stated contractual term that do not represent material rights to the customer. Although the Company believes that the contract value in the above table is firm, approximately $1,088 million of the amount is under contracts that are subject to customer-only general cancellation for convenience terms that the Company is contractually obligated to perform unless the customer notifies us of cancellation. The Company expects to recognize revenue of approximately $501 million in the next year from contracts that are non-cancelable. The Company believes the inclusion of this information is important to understanding the obligations that the Company is contractually required to perform and provides useful information regarding remaining obligations related to these executed contracts.
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

in millions	December 31, 2025	Capitalized	Amortization	March 31, 2026
Capitalized contract costs	$42	$2	$(5)	$39

in millions	December 31, 2024	Capitalized	Amortization	March 31, 2025
Capitalized contract costs	$46	$—	$(6)	$40

5. Supplemental Financial Information

	As of
In millions	March 31, 2026	December 31, 2025
Deferred revenue
Deferred revenue, current	$603	$533
Long-term deferred revenue	12	11
Total deferred revenue	$615	$544

	Three Months Ended March 31,
In millions	2026	2025
Selling, general and administrative expenses
SAP legal settlement fees	$121	$—
Other	119	116
Selling, general and administrative expenses	$240	$116

	Three Months Ended March 31,
In millions	2026	2025
Other income (expense)
SAP legal settlement amount	$480	$—
Foreign currency losses	(1)	—
Other	(3)	(4)
Total Other income (expense)	$476	$(4)
Legal Settlement
Teradata had been involved in several litigation proceedings (collectively, the "SAP Litigation") against SAP SE, SAP America, Inc., and SAP Labs, LLC (collectively, "SAP" and with "Teradata" the "Parties"). On February 19, 2026, Teradata entered into a Settlement Agreement (the "SAP Settlement Agreement") with SAP, pursuant to which the Parties agreed, among other things, to (i) resolve all past and pending litigation between the Parties, including the SAP Litigation and (ii) mutual releases of all claims and liabilities asserted or that could have been asserted in the SAP Litigation. During the three months ended March 31, 2026, as a result of the SAP Settlement Agreement, Teradata received a gross payment of $480 million (the "SAP Legal Settlement Amount"). Additionally the Company recorded $121 million in selling, general and administrative expenses for the associated fees and expenses for the SAP Settlement Agreement, including a customary contingent fee arrangement and other outstanding legal fees incurred in connection with the SAP Litigation (the "SAP Legal Settlement Fees"). The net cash benefit of the SAP Settlement Amount after the SAP Legal Settlement Fees, is approximately $359 million before taxes (the "SAP Settlement Net Proceeds").

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

The effective tax rate is as follows:

	Three Months Ended March 31,
In millions	2026	2025
Effective tax rate	23.3%	24.1%

For the three months ended March 31, 2026, the Company recorded $79 million of discrete tax expense related to the tax expense impact resulting from the receipt of the SAP Legal Settlement Amount less $121 million of legal fees recognized in the first quarter of 2026 for the SAP Litigation, for a net taxable amount of $359 million.
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
The Company estimates its annual effective tax rate for 2026 to be approximately 25%, which takes into consideration, among other things, the forecasted earnings mix by jurisdiction and the impact of discrete tax items to be recognized in 2026. Under U.S. tax law, U.S. shareholders are subject to a tax on Net Controlled Foreign Corporation (CFC) Tested Income ("NCTI"), (formerly global intangible low-taxed income ("GILTI") tax) earned by certain foreign subsidiaries. The Company has elected to provide for the tax expense related to NCTI in the year in which the tax is incurred. The Company is currently forecasting approximately $0.2 million of tax expense related to NCTI in our marginal effective tax rate for 2026. In addition, the Company has recorded $16 million of NCTI tax expense as a discrete item in the first quarter of 2026 related to the impacts from the SAP Legal Settlement Agreement.

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
On June 28, 2022, Teradata executed a five-year Secured Overnight Financing Rate ("SOFR") interest rate swap, to fix the interest rate on approximately 90% of the principal balance of the $500 million term loan, with an initial notional amount of $450 million. The Company uses interest rate swaps to manage interest rate risks on future interest payments caused by interest rate changes on its variable rate term loan. The notional amount of the hedge steps down according to the amortization schedule of the term loan. The notional amount of the hedge was $411 million as of March 31, 2026.
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
The following table identifies the contract notional amount of the Company’s derivative financial instruments:

	As of
In millions	March 31, 2026	December 31, 2025
Contract notional amount of foreign exchange forward contracts	$38	$81
Net contract notional amount of foreign exchange forward contracts	$15	$7
Contract notional amount of foreign currency exchange (net investment hedge)	$150	$150
Contract notional amount of interest rate swap	$411	$416
All derivatives are recognized in the condensed consolidated balance sheets at their fair value. The notional amounts represent agreed-upon amounts on which calculations of dollars to be exchanged are based and are an indication of the extent of Teradata’s involvement in such instruments. These notional amounts do not represent amounts exchanged by the parties and, therefore, are not a measure of the instruments. Refer to Note 9, Fair Value Measurements, for disclosures related to the fair value of all derivative assets and liabilities.
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

8. Commitments and Contingencies
Legal Proceedings. In the ordinary course of business, the Company is subject to proceedings, lawsuits, governmental investigations, claims and other matters, including those that relate to the environment, health and safety, employee benefits, export compliance, intellectual property, tax matters and other regulatory compliance and general matters, including for Foreign Corrupt Practices Act and shareholder matters. It is not a party to any litigation, nor is it aware of any pending or threatened litigation against it that the Company believes would materially affect its business, operating results, financial condition or cash flows, other than the following.

As previously disclosed, on June 19, 2018, the Company and certain of its subsidiaries filed a lawsuit (the "TD-SAP 1" suit) in the U.S. District Court for the Northern District of California against SAP alleging, among other things, that SAP misappropriated certain of the Company’s trade secrets within the Company’s enterprise data analytics and warehousing products and used such trade secrets to help develop, improve, introduce, and sell one or more competing products. The Company further alleged that SAP employed anticompetitive practices using its substantial market position in the enterprise resource planning applications market to pressure the Company’s customers and prospective customers to use one or more of SAP's competing products and reduce or eliminate customers' and prospective customers' use of the Company's offerings. SAP filed patent infringement counterclaims against the Company and the parties initiated additional related patent litigation in the U.S. and Germany. In 2021, the district court dismissed the Company’s antitrust claims and most of its trade secret claims; however, those claims were subsequently reinstated on appeal, and the matter was remanded to the district court for further proceedings. Certain related actions were previously resolved pursuant to a partial settlement, and the remaining claims were stayed pending appeal.

On February 19, 2026, the Company entered into the SAP Settlement Agreement that resolved all past and pending litigation between the parties, including the TD‑SAP 1 lawsuit. On March 19, 2026, pursuant to the SAP Settlement Agreement, SAP paid the Company the SAP Settlement Amount. Upon receipt of SAP Settlement Amount, the parties requested dismissal with prejudice of all remaining claims, defenses, and counterclaims, which was granted on March 20, 2026.

On June 14, 2024, a putative securities class action lawsuit was filed against the Company and certain of its officers in the United States District Court for the Southern District of California (the "Court"), captioned Ostrander v. Teradata Corporation, No. 24-cv-01034 (S.D. Cal.). Following amendment, the complaint asserted federal securities laws claims related to statements concerning the Company’s business and 2023 financial outlook for Total ARR and Public Cloud ARR. On September 26, 2025, the Court granted the Company’s motion to dismiss with prejudice and entered final judgment in the Company’s favor on January 6, 2026. No appeal followed. Following dismissal of the Ostrander case, the plaintiffs in a consolidated derivative action based on similar allegations as the Ostrander complaint voluntarily dismissed the derivative lawsuit.

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
Concentrations of Risk. The Company is potentially subject to concentrations of credit risk on accounts receivable and financial instruments such as hedging instruments, and cash and cash equivalents. Credit risk includes the risk of nonperformance by counterparties. The maximum potential loss may exceed the amount recognized on the balance sheet. Exposure to credit risk is managed through credit approvals, credit limits, selecting major international financial institutions (as counterparties to hedging transactions) and monitoring procedures. Teradata’s business often involves large transactions with customers, and if one or more of those customers were to default in its obligations under applicable contractual arrangements, the Company could be exposed to potentially significant losses. However, management believes that the reserves for potential losses were adequate at March 31, 2026 and December 31, 2025.
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
When deemed appropriate, the Company minimizes its exposure to changes in foreign currency exchange rates through the use of derivative financial instruments, specifically, foreign exchange forward contracts. Additionally, in June 2022, Teradata executed a five-year interest rate swap with a $450 million initial notional amount in order to hedge the variable interest rate on its term loan and a four-year cross-currency swap with initial notional amounts of €143 million/$150 million, as a net investment hedge to hedge the Euro currency exposure of our net investment in certain foreign subsidiaries. The fair value of these contracts and swaps are measured at the end of each interim reporting period using observable inputs other than quoted prices, specifically market spot and forward exchange rates. As such, these derivative instruments are classified within Level 2 of the valuation hierarchy. Fair value of unrealized gains for open contracts are recorded in other assets and the fair value of unrealized losses are recorded in other liabilities in the Company's balance sheet (classified between current and long-term by their remaining duration). The fair value of foreign exchange forward contract assets and liabilities at March 31, 2026 and December 31, 2025 was not material. Realized gains and losses from the Company’s fair value and net investment hedges net of corresponding gains or losses on the underlying exposures were immaterial for the three months ended March 31, 2026 and 2025.

The Company’s other assets and other liabilities measured at fair value on a recurring basis and subject to fair value disclosure requirements at March 31, 2026 and December 31, 2025 were as follows:

		Fair Value Measurements at Reporting Date Using
In millions	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Money market funds at March 31, 2026	$436	$436	$—	$—
Money market funds at December 31, 2025	$162	$162	$—	$—

Interest rate swap at March 31, 2026	$3	$—	$3	$—
Interest rate swap at December 31, 2025	$1	$—	$1	$—

Liabilities
Foreign currency swap at March 31, 2026	$14	$—	$14	$—
Foreign currency swap at December 31, 2025	$18	$—	$18	$—
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
All outstanding borrowings pursuant to the Revolving Facility are due and payable on June 28, 2027, however, the maturity date of the Revolving Facility may be extended by agreement of the parties for up to two additional one-year periods. The Term Loan is payable in quarterly installments, which commenced on June 30, 2024, with 1.25% of the initial principal amount due on each of the first twelve payment dates, with all remaining principal due on June 28, 2027. Under the terms of the Credit Facility, Teradata from time to time and subject to certain conditions may increase the lending commitments under the Credit Facility in an aggregate principal amount up to an additional $450 million, to the extent that existing or new lenders agree to provide such additional commitments. The outstanding principal amount of the Credit Facility bears interest at a floating rate based upon, at Teradata’s option, a negotiated base rate or an adjusted term SOFR rate, plus in each case, a margin based on the Company's leverage ratio. As disclosed in Note 7, Derivative Instruments and Hedging Activities, in June 2022, Teradata entered into an interest rate swap to hedge approximately 90% (or $411 million as of March 31, 2026) of the floating interest rate of the total $500 million Term Loan and a cross currency swap to hedge a portion of Euro currency exposure of its net investment in certain foreign subsidiaries.
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
As of March 31, 2026, the Company had no borrowings outstanding under the Revolving Facility, leaving $400 million in borrowing capacity available under the Revolving Facility and the Term Loan principal outstanding was $450 million. The Term Loan is recognized on the Company's balance sheet at the unpaid principal balance, net of deferred issuance costs, and is not subject to fair value measurement. The Company was in compliance with all covenants under the Credit Facility as of March 31, 2026.

For the three months ended March 31, 2026 and March 31, 2025, the blended all-in interest rate on the Credit Facility was 4.10% and 4.18%, respectively.
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

	Three Months Ended March 31,
In millions, except per share amounts	2026	2025
Net income attributable to common stockholders	$335	$44
Weighted average outstanding shares of common stock	93.0	95.1
Dilutive effect of employee stock options, restricted stock and other stock awards	3.6	2.3
Common stock and common stock equivalents	96.6	97.4
Net income per share:
Basic	$3.60	$0.46
Diluted	$3.47	$0.45
Options to purchase 0.1 million shares in the three months ended March 31, 2025, were not included in the computation of diluted earnings per share because the exercise prices of these options were greater than the average market price of the common shares for the period, and therefore would have been anti-dilutive. There were no anti‑dilutive share options for the three months ended March 31, 2026.
12. Segment and Other Supplemental Information
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

The following table presents segment revenue and segment gross profit for the Company:

	Three Months Ended March 31,
In millions	2026	2025
Segment revenue
Product Sales	$401	$368
Consulting Services	43	50
Total revenue	444	418
Segment cost of revenue
Product Sales (1)	120	115
Consulting Services (2)	41	51
Total segment cost of revenue	161	166
Segment gross profit
Product Sales	281	253
Consulting Services	2	(1)
Total segment gross profit	283	252
Stock-based compensation expense	4	4
Acquisition, integration, reorganization, and transformation-related costs	3	—
Total gross profit	276	248
Selling, general and administrative expenses	240	116
Research and development expenses	72	66
(Loss) income from operations	$(36)	$66
(1) Cost of Product Sales, for the three months ended March 31, included product costs of $55 million in 2026 and $64 million in 2025 for Public Cloud fees and direct product and third-party software costs associated with the Company's perpetual product sales. Depreciation expense for the three months ended March 31, included in Cost of Product Sales, was $20 million in 2026, and $16 million in 2025. The remaining cost of Product Sales included payroll and benefits costs, and corporate allocations including back-office information technology, real estate, and other support services.
(2) Cost of Consulting Services, for the three months ended March 31, included payroll and benefit costs of $28 million in 2026 and $32 million in 2025. The remaining cost of Consulting Services included corporate allocations, including back-office information technology, real estate, and other support services.

Certain items, including stock-based compensation and reorganization-related costs, were excluded from segment gross profit to conform to the way the Company manages and reviews the results by segment.

13. Reorganization and Business Transformation
On August 5, 2024, the Company announced that it realigned its sales function and initiated global restructuring and cost actions to optimize operations, reduce non-revenue generating expenses, and drive efficiencies for long-term growth and profitability (the "Restructuring"). The majority of the actions related to the Restructuring have been completed as of March 31, 2026, with remaining actions expected to be substantially completed in the first half of 2026.

The majority of the costs relating to the Restructuring include one-time employee separation benefits, transition support, and other employee-related costs. The Company recognized costs of $20 million related to the Restructuring in 2025 and 2024. Cash expenditures related to these actions are estimated at approximately $45 to $50 million. The Company recorded $41 million of cash payments from these actions in 2025 and 2024, and $3 million of cash payments in the three months ended March 31, 2026.

Cash paid related to the Restructuring was $3 million in 2026. Not included in the table below are approximately $2 million in 2026 of cash payments for international employees which did not have a material impact on the Condensed Consolidated Statements of Income as the Company accounts for its International postemployment benefits under Accounting Standards Codification 712, Compensation - Nonretirement Postemployment Benefits ("ASC 712"), which uses actuarial estimates to accrue for severance benefits over the course of employees' service period.

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

The 2026 activity and the reserves related to the Restructuring are as follows:

In millions	Balance at December 31, 2025	Expense accruals	Cash payments	Balance at March 31, 2026
Employee separation benefits	$2	$—	$(1)	$1

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations ("MD&A").
You should read the following discussion in conjunction with the Condensed Consolidated Financial Statements (Unaudited) and the notes to those statements included elsewhere in this Quarterly Report on Form 10-Q. This Quarterly Report on Form 10-Q contains certain statements that are forward-looking within the meaning of the Private Securities Litigation Reform Act of 1995. Certain statements contained in the MD&A are forward-looking statements that involve risks and uncertainties. The forward-looking statements are not historical facts, but rather are based on current expectations, estimates, assumptions and projections about our industry, business and future financial results. Our actual results could differ materially from the results contemplated by these forward-looking statements due to a number of factors, including those discussed in other sections of this Quarterly Report on Form 10-Q and in our 2025 Annual Report. The Company does not undertake any obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law.

Overview
At Teradata Corporation ("we," "us," "Teradata," or the "Company"), we are focused on helping organizations activate the intelligence in their enterprise and turn the insights from across their organization into outcomes. We believe that we have architected our platform for autonomous AI operations and organizations’ toughest data and analytics challenges, particularly as enterprises are evaluating how to cost effectively deploy agentic AI. We’ve also seen an emergence of hybrid environments that reflected a growing understanding of how enterprises can best leverage both on-premises and cloud deployment options to meet their diverse organizational needs.

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

First Quarter Financial Overview
As more fully discussed in later sections of this MD&A, the following were what we view as the more significant financial items for the first quarter of 2026:
•At the end of the first quarter of 2026, Total ARR was $1.492 billion compared to $1.442 billion at the end of the first quarter of 2025, increasing 3% as compared to the first quarter of 2025, including a 1% positive impact from foreign currency fluctuations.
•At the end of the first quarter of 2026, Public Cloud ARR was $686 million compared to $606 million at the end of the first quarter of 2025, increasing 13% as compared to the first quarter of 2025, with a 1% positive impact from foreign currency fluctuations.
•Total revenue was $444 million for the first quarter of 2026, increasing by $26 million compared to the first quarter of 2025, with recurring revenue up 12%. Perpetual software licenses, hardware and other revenue reduced by 90%, and consulting services revenue decreased 14%. Foreign currency fluctuations had a 2% positive impact on total revenue for the quarter compared to the prior year.
•Gross margin increased to 62.2% in the first quarter of 2026 from 59.3% in the first quarter of 2025, primarily due to a greater mix of recurring revenue in the period.
•Operating expenses for the first quarter of 2026 increased 71% compared to the first quarter of 2025, largely from legal fees related to the SAP Settlement Agreement, partially off-set by lower employee compensation expense in the first quarter of 2026, due to the impact of restructuring actions taken in the prior year.
•The Company saw an operating loss of $36 million in the first quarter of 2026, compared to operating income of $66 million in the first quarter of 2025.
•Net income in the first quarter of 2026 was $335 million, compared to $44 million in the first quarter of 2025. Net income for the first quarter of 2026 included $280 million of after‑tax net proceeds from the SAP Settlement Agreement.

Results of Operations for the Three Months Ended March 31, 2026
Compared to the Three Months Ended March 31, 2025
Revenue

		% of		% of
In millions	2026	Revenue	2025	Revenue
Recurring	$400	90.1%	$358	85.7%
Perpetual software licenses, hardware and other	1	0.2%	10	2.4%
Consulting services	43	9.7%	50	11.9%
Total revenue	$444	100%	$418	100%
Total revenue increased $26 million, or 6%, in the first quarter of 2026, including a 2% positive impact from foreign currency fluctuations. Recurring revenue increased 12% as compared to the first quarter of 2025 including a 3% positive impact from foreign currency fluctuations. Recurring revenue for the first quarter of 2026 included growth from higher annual upfront software subscription revenue associated with on-premises subscription software and public cloud revenue growth, which contributed to the year-over-year growth rate as we experienced continued interest in our hybrid platform. Revenue from perpetual software licenses, hardware and other decreased $9 million year over year. Consulting services revenue decreased 14% or $7 million in the first quarter of 2026, with a 1% positive impact from foreign currency exchange rate fluctuations. The consulting services revenue decrease is primarily the result of lower order performance from the second half of 2025.
Financial and Performance Measures
Our Total ARR is composed of three main categories: (1) Public Cloud ARR, (2) ARR related to on-premises subscription-based contracts and private cloud ("Subscription ARR"), and (3) ARR related to our legacy perpetual maintenance and software upgrade rights. At March 31, 2026 and 2025 our Total ARR consisted of:

In millions	2026	2025
Public Cloud	$686	$606
Subscription	729	741
Maintenance and Software upgrade rights	77	95
Total ARR	$1,492	$1,442
At the end of the first quarter of 2026, Total ARR increased 3% as compared to the first quarter of 2025, including a 1% positive impact from foreign currency fluctuations. At the end of the first quarter of 2026, Public Cloud ARR increased 13% as compared to the first quarter of 2025, with a 1% positive impact from foreign currency fluctuations. Public Cloud ARR growth in the first quarter of 2026 was primarily driven by customer demand of our Public Cloud offering and customer migrations. The decreases in subscription ARR and maintenance and software upgrade rights ARR were primarily driven by customer migrations to Public Cloud ARR and on-premises erosions.
In the first quarter of 2026, we experienced the following trends:
•Customers expanding into additional cloud capabilities as they see value when they migrate to our Public Cloud offering.
•Customer interest in AI-driven use cases continues to grow across various industries.
•Some customers implementing cloud migration projects on a staged basis over time.
•Continued macroeconomic and geopolitical uncertainty, including evolving global trade and tariff policy and elevated interest rates, contributing to elongated customer decision cycles and staged purchasing decisions.
As a portion of the Company’s operations and revenue occur outside the United States, and in currencies other than the United States ("U.S.") dollar, the Company is exposed to fluctuations in foreign currency exchange rates. Based on currency rates as of March 31, 2026, Teradata is now estimating 0.0%-0.5% positive impact from currency translation on our 2026 full-year total reported revenues.

We expect expansion and to a lesser degree, migration activity as the primary contributors for Public Cloud ARR growth in 2026.
Gross Profit

		% of		% of
In millions	2026	Revenue	2025	Revenue
Recurring	$277	69.3%	$250	69.8%
Perpetual software licenses, hardware and other	1	100.0%	1	10.0%
Consulting services	(2)	(4.7)%	(3)	(6.0)%
Total gross profit	$276	62.2%	$248	59.3%
The decrease in recurring revenue gross profit as a percentage of revenue was primarily due to unfavorable on-premises deal mix, and a higher mix of Public Cloud revenues versus on-premises revenue as compared to the prior-year period, offset in part by continued improvement in our Public Cloud margin rate.
Perpetual software licenses, hardware and other gross profit as a percentage of revenue increased as compared to the prior-year period primarily due to deal mix.
Consulting services gross profit as a percentage of revenue increased as compared to the prior year primarily due to cost reduction efforts taken over the past year.
Operating Expenses

		% of		% of
In millions	2026	Revenue	2025	Revenue
Selling, general and administrative expenses	$240	54.1%	$116	27.8%
Research and development expenses	72	16.2%	66	15.8%
Total operating expenses	$312	70.3%	$182	43.5%

Selling, general and administrative ("SG&A") expense increased year over year due to the impact of the $121 million of expenses incurred in connection with the SAP litigation and related settlement and an increase stock compensation expense partially offset by continued budget discipline focused on cost reductions across the Company. Research and development ("R&D") expense increased year over year due to investments in Public Cloud and AI-related technology opportunities offset in part by continued cost reduction initiatives.
Other Income (Expense), net

In millions	2026	2025
Interest income	$3	$3
Interest expense	(6)	(7)
Other	476	(4)
Other income (expense), net	$473	$(8)
Other income (expense), net in the first quarter of 2026 and 2025 is comprised primarily of, legal expenses, interest expense on long-term debt and finance leases, losses resulting from foreign currency transactions, as well as benefit costs on our pension and postemployment plans, generally partially offset by interest income earned on our cash and cash equivalents and other income. Other income (expense) has improved by $481 million year-over-year primarily due to the receipt of the SAP Settlement Amount as disclosed in more detail in Item 1. Financial Statements to this Quarterly Report on Form 10-Q for the quarter ended March 31, 2026 (the "Form 10-Q") (see Note 5. Supplemental Financial Information and Note 8, Commitments and Contingencies).
Provision for Income Taxes
Income tax provisions for interim periods are based on estimated annual income tax rates, adjusted to reflect the effects of any significant infrequent or unusual items which are required to be discretely recognized within the current interim period.

The effective tax rates for the three months ended March 31, 2026 and 2025 were as follows:

	2026	2025
Effective tax rate	23.3%	24.1%

For the three months ended March 31, 2026, the Company recorded $79 million of discrete tax expense related to the tax expense impact from the receipt of the SAP Settlement Net Proceeds.

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
We estimate that the full-year effective tax rate for 2026 will be approximately 25%, which takes into consideration, among other things, the forecasted earnings mix by jurisdiction, the estimated impact to NCTI tax, and the estimated discrete items to be recognized in 2026. We are currently forecasting approximately $0.2 million of tax expense related to NCTI in our marginal effective tax rate for 2026. In addition, the Company has recorded $16 million of NCTI tax expense as a discrete item in the first quarter of 2026 related to the impact from the SAP Settlement Agreement.

The forecasted tax rate is based on the foreign profits being taxed at an overall effective tax rate of approximately 17%, as compared to the U.S. federal statutory tax rate of 21%.
Revenue and Gross Profit by Operating Segment
On August 5, 2024, Teradata announced that it realigned its sales function and initiated global restructuring to optimize operations. Due to these organizational changes, Teradata now manages its business under two segments, which are also the Company’s operating segments: (1) Product Sales and (2) Consulting Services. Teradata’s Product Sales segment represents the results for the Recurring Revenue and Perpetual Software Licenses, Hardware and Other line items and the Consulting Services segment represents the Consulting Services line item, each as disclosed in the Company’s financial statements and in the tables in this Form 10-Q. As the revenue and gross margin trends for these business categories are already discussed in the sections above, there is no separate segment discussion presented here. Our segment information is presented in Note 12, Segment and Other Supplemental Information, of the Notes to Condensed Consolidated Financial Statements (Unaudited).

Financial Condition, Liquidity and Capital Resources
Cash provided by operating activities was $401 million, which increased by $393 million in the three months ended March 31, 2026 compared to the three months ended March 31, 2025. $359 million of the increase was due to the SAP Settlement Net Proceeds received as a result of the SAP Settlement Agreement as discussed in Note 5, Supplemental Financial Information, and Note 8, Commitments and Contingencies of the Notes to Condensed Consolidated Financial Statements (Unaudited) of this Form 10-Q. Teradata used approximately $11 million of cash in the first three months of 2026 for severance payments, as compared to $5 million in the first three months of 2025.
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
The table below shows net cash provided by operating activities and net cash used in investing activities related to capital expenditures, along with free cash flow, for the following periods:

	Three Months Ended March 31,
In millions	2026	2025
Net cash provided by operating activities	$401	$8
Less:
Expenditures for property and equipment	(10)	(1)
Additions to capitalized software	(1)	—
Free cash flow	$390	$7
As disclosed in Note 5, Supplemental Financial Information, of the Notes to Condensed Consolidated Financial Statements (Unaudited), during the three months ended March 31, 2026, we received $480 million cash from the SAP Settlement Agreement and paid $121 million in related expenses, that was reported as an operating activity for cash flow purposes.
Financing activities and certain other investing activities, are not included in our calculation of free cash flow. There were no material other investing activities for the three months ended March 31, 2026.
Teradata’s financing activities for the three months ended March 31, 2026 and 2025 primarily consisted of cash outflows for share repurchases and payments on our finance leases. At March 31, 2026, we had no outstanding borrowings on our $400 million Revolving Facility (as defined below).
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

•On November 17, 2025, the Board approved a share repurchase program (the "Repurchase Program") authorizing the Company to repurchase up to $500 million of its common stock. The Repurchase Program became effective on January 1, 2026, does not have an expiration date, and will continue until otherwise modified, suspended, or terminated. The purchases under the Repurchase Program may be made from time to time in the open market, in privately negotiated transactions, or by other means, including through Rule 10b5-1 trading plans, in accordance with applicable securities law and other regulatory requirements. The Repurchase Program does not obligate the Company to repurchase any shares under the authorization and the timing and amount of any repurchases will depend on a variety of factors, including the price of the Company’s common stock, general business and market conditions, and other investment considerations. There is a total authority of $470 million remaining under the Repurchase Program as of March 31, 2026.
In the aggregate under the dilution offset share repurchase program and the Repurchase Program, we repurchased approximately 1.2 million shares of common stock at an average price per share of $29.03 in the three months ended March 31, 2026.
Share repurchases are reported on a trade date basis. Our share repurchase activity depends on factors such as our working capital needs, our cash requirements for capital investments, our stock price, and economic and market conditions.
Other financing activities, including net share settlement for the payroll tax liability of section 16 officers (as discussed in Item 2. Unregistered Sales of Equity Securities and Use of Proceeds), offset by proceeds from the ESPP and the exercise of stock options, net of tax was a net outflow of $5 million for the three months ended March 31, 2026 and a net outflow of $2 million for the three months ended March 31, 2025. The ESPP proceeds are included in other financing activities, net in the Condensed Consolidated Statements of Cash Flows (Unaudited).
Our total cash and cash equivalents held outside the United States in various foreign subsidiaries was $450 million as of March 31, 2026 and $462 million as of December 31, 2025. The remaining balance held in the U.S. was $366 million as of March 31, 2026 and $32 million as of December 31, 2025. The Company expects that a majority of its foreign earnings will be repatriated to the U.S. Effective January 1, 2018, the U.S. moved to a territorial system of international taxation, and as such will generally not subject future foreign earnings to U.S. taxation upon repatriation in future years.
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
The Company’s ability to generate positive cash flows from operations is dependent on general economic conditions, competitive pressures, and other business and risk factors described in the 2025 Annual Report and elsewhere in this Quarterly Report on Form 10-Q. If the Company is unable to generate sufficient cash flows from operations, or otherwise comply with the terms of the Credit Facility or its term loan agreement, the Company may be required to seek additional financing alternatives.
Long-term Debt. On June 28, 2022, we entered into a Credit Agreement that provides for (i) a five-year unsecured term loan in an aggregate principal amount of $500 million (the "Term Loan"), and (ii) a five-year unsecured revolving credit facility in an aggregate principal amount of up to $400 million, including a $50 million sublimit for the issuance of standby letters of credit and a $50 million sublimit for swingline loans (the "Revolving Facility" and, collectively with the Term Loan, the "Credit Facility"). Our long-term debt is discussed in Note 10, Debt, of the Notes to Condensed Consolidated Financial Statements (Unaudited). In addition, as disclosed in Note 7 Derivative Instruments and Hedging Activities, of the Notes to Condensed Consolidated Financial Statements (Unaudited), Teradata entered into an interest rate swap to hedge approximately 90% (or $411 million as of March 31, 2026) of the floating interest rate of the outstanding principal of the $500 million Term Loan and a cross currency swap to hedge a portion of Euro currency exposure of its net investment in certain foreign subsidiaries. As of March 31, 2026, the Company had no borrowings outstanding under the Revolving Facility, leaving $400 million in borrowing capacity available under the Revolving Facility and the Term Loan principal outstanding was $450 million.
On September 21, 2023, the Credit Agreement was amended to establish key performance indicators with respect to certain ESG targets, pursuant to which certain positive or negative adjustments would be made to various fees and applicable margin based on Teradata’s performance against such ESG targets.

Contractual and Other Commercial Commitments. There has been no significant change in our contractual and other commercial commitments as described in the 2025 Annual Report. Our commitments and contingencies are discussed in Note 8, Commitments and Contingencies, of the Notes to Condensed Consolidated Financial Statements (Unaudited).
Critical Accounting Policies and Estimates
Our financial statements are prepared in accordance with GAAP. In connection with the preparation of these financial statements, we are required to make assumptions, estimates and judgments that affect the reported amounts of assets, liabilities, revenues, expenses and the related disclosure of contingent liabilities. These assumptions, estimates and judgments are based on historical experience and assumptions that are believed to be reasonable at the time. However, because future events and their effects cannot be determined with certainty, the determination of estimates requires the exercise of judgment. Our critical accounting policies are those that require assumptions to be made about matters that are highly uncertain. Different estimates could have a material impact on our financial results. Judgments and uncertainties affecting the application of these policies and estimates may result in materially different amounts being reported under different conditions or circumstances. Our management periodically reviews these estimates and assumptions to ensure that our financial statements are presented fairly and are materially correct. We assessed certain accounting matters that generally require consideration of forecasted financial information in context with the information reasonably available to us as of March 31, 2026 and through the date of this report. The accounting matters assessed included, but were not limited to, our allowance for doubtful accounts, stock-based compensation, the carrying value of our goodwill and other long-lived assets, financial assets, valuation allowances for tax assets and revenue recognition.
In many cases, the accounting treatment of a particular transaction is specifically dictated by GAAP and does not require significant management judgment in its application. There are also areas in which management’s judgment in selecting among available alternatives would not produce a materially different result. The significant accounting policies and estimates that we believe are the most critical to aid in fully understanding and evaluating our reported financial results are discussed in the 2025 Annual Report. Teradata’s senior management has reviewed these critical accounting policies and related disclosures and determined that there were no significant changes in our critical accounting policies in the three months ended March 31, 2026.
New Accounting Pronouncements
See discussion in Note 2, New Accounting Pronouncements, of the Notes to Condensed Consolidated Financial Statements (Unaudited) for new accounting pronouncements.
Item 3. Quantitative and Qualitative Disclosures About Market Risk.
There have not been any material changes to the market risk factors previously disclosed in Part II, Item 7A of the 2025 Annual Report.

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
Based on their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2026, our disclosure controls and procedures were effective to provide reasonable assurance that the information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.
Changes in Internal Control over Financial Reporting
There have been no changes in our internal control over financial reporting that occurred during the last fiscal quarter ended March 31, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Part II—OTHER INFORMATION
Item 1. Legal Proceedings.
The information required to be set forth under this Part II, Item 1 is incorporated by reference to Note 8, Commitments and Contingencies—Legal Proceedings of the Notes to Condensed Consolidated Financial Statements (Unaudited) included in this Quarterly Report on Form 10-Q.
Item 1A. Risk Factors.
There have not been any material changes to the risk factors previously disclosed in Part I, Item IA of the 2025 Annual Report.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
Purchases of Company Common Stock
From time to time, the Company's Section 16 officers sell to the Company shares of the Company's common stock received upon vesting of restricted share units at the current market price to cover their withholding tax obligations. For the three months ended March 31, 2026, the total of these purchases was 273,858 shares at an average price of $34.24 per share.
The following table provides information relating to the Company’s share repurchase programs for the three months ended March 31, 2026:

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Dilution Offset Program (1)	Total Number of Shares Purchased as Part of Publicly Announced Share Repurchase Program (2)	Maximum Dollar Value that May Yet Be Purchased Under the Dilution Offset Program	Maximum Dollar Value that May Yet Be Purchased Under the Share Repurchase Program
Month
January 2026	370,593	$30.24	—	370,593	$100,850	$488,793,270
February 2026	353,009	$30.16	—	353,009	$309,772	$478,146,852
March 2026	454,006	$27.16	156,515	297,491	$305,707	$470,301,056
First Quarter Total	1,177,608	$29.03	156,515	1,021,093	$305,707	$470,301,056
(1) The dilution offset share repurchase program allows the Company to repurchase Teradata common stock to the extent of cash received from the exercise of stock options and purchases under the ESPP to offset dilution from shares issued pursuant to these plans.
(2) The share repurchase program authorized by the Board allows the Company to repurchase outstanding shares of Teradata common stock. Share repurchases made by the Company are reported on a trade date basis. The share repurchase program has no expiration date and the purchases under program may be made from time to time in the open market, in privately negotiated transactions, or by other means, including through Rule 10b5-1 trading plans, in accordance with applicable securities law and other regulatory requirements.

Item 3. Defaults Upon Senior Securities.
None
Item 4. Mine Safety Disclosures.
None

Item 5. Other Information.

During the three months ended March 31, 2026, other than the director and officer shown in the table below, no other director or officer of Teradata adopted or terminated a "Rule 10b5-1 trading arrangement" or "non-Rule 10b5-1 trading arrangement," as each term is defined in Item 408(a) of Regulation S-K. Each individual noted below continues to be in compliance with the Company’s applicable stock ownership requirement when factoring in the potential sales contemplated under the Rule 10b5-1 Plans disclosed in the following table.

Name (Title)	Action	Date	Trading Arrangement		Total Shares to be Sold	Expiration Date
			Rule 10b5-1*	Non-Rule 10b5-1**
Stephen McMillan (Chief Executive Officer and director)	Terminated	February 26, 2026	x		Up to 80,000(1)	November 14, 2026
Timothy Chou (Director)	Adopted	March 9, 2026	x		Up to 5,657	June 30, 2026

* Intended to satisfy the affirmative defense of Rule 10b5-1(c).
**Not intended to satisfy the affirmative defense of Rule 10b5-1.

(1)Mr. McMillan’s trading plan was originally adopted November 28, 2025. There were 80,000 shares of the Company remaining under his Rule 10b5-1 Plan as of the date of termination of his trading plan. Such shares would have been sold during specified periods if the Company’s stock price was at or above a specified price as in the Rule 10b5-1 plan.

Item 6. Exhibits.

Exhibit Number per Item 601 of Regulation S-K	Description

3.1
Amended and Restated Certificate of Incorporation of Teradata Corporation as amended and restated on September 24, 2007 (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K dated September 25, 2007 (SEC file number 001-33458)).

3.2	Amended and Restated By-Laws of Teradata Corporation, as amended and restated on October 31, 2022 (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K dated November 1, 2022).

4.1	Common Stock Certificate of Teradata Corporation (incorporated by reference to Exhibit 4.1 to the Quarterly Report on Form 10-Q dated November 13, 2007 (SEC file number 001-33458)).

31.1	Certification pursuant to Rule 13a-14(a), dated May 6, 2026.

31.2	Certification pursuant to Rule 13a-14(a), dated May 6, 2026.

32	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated May 6, 2026.

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TERADATA CORPORATION

Date: May 6, 2026	By:	/s/ John Ederer
John Ederer Chief Financial Officer