Form 10-Q
period 2026-06-30
TERADATA CORP /DE/
filed 2026-08-05
CIK 816761

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2026
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐  No  ☒
At July 24, 2026, the registrant had approximately 93.0 million shares of common stock outstanding.

PART I—FINANCIAL INFORMATION

Part 1—FINANCIAL INFORMATION
A

Item 1.	Financial Statements.
Teradata Corporation
Condensed Consolidated Statements of Income (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
In millions, except per share amounts	2026	2025	2026	2025
Revenue
Subscription software licenses	$53	$65	$152	$148
Services and other	310	289	611	564
Total recurring	363	354	763	712
Perpetual software licenses, hardware and other	8	3	9	13
Consulting services	39	51	82	101
Total revenue	410	408	854	826
Cost of revenue
Subscription software licenses	8	5	19	10
Services and other	112	114	224	217
Total recurring	120	119	243	227
Perpetual software licenses, hardware and other	6	3	6	12
Consulting services	41	56	86	109
Total cost of revenue	167	178	335	348
Gross profit	243	230	519	478
Operating expenses
Selling, general and administrative expenses	120	135	360	251
Research and development expenses	75	71	147	137
Total operating expenses	195	206	507	388
Income from operations	48	24	12	90
Other (expense) income, net
Interest expense	(6)	(6)	(12)	(13)
Interest income	7	2	10	5
Other (expense) income	(2)	(7)	474	(11)
Total other (expense) income, net	(1)	(11)	472	(19)
Income before income taxes	47	13	484	71
Income tax expense	1	4	103	18
Net income	$46	$9	$381	$53
Net income per common share
Basic	$0.49	$0.09	$4.07	$0.56
Diluted	$0.48	$0.09	$3.95	$0.55
Weighted average common shares outstanding
Basic	93.9	95.3	93.5	95.2
Diluted	96.2	96.0	96.4	97.0
See Notes to Condensed Consolidated Financial Statements (Unaudited).

Teradata Corporation
Condensed Consolidated Statements of Comprehensive Income (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
In millions	2026	2025	2026	2025
Net income	$46	$9	$381	$53
Other comprehensive income:
Foreign currency translation adjustments	3	18	(2)	26
Unrealized (loss) gain on cross-currency net investment hedge, before tax	(2)	(13)	2	(18)
Unrealized (loss) gain on cross-currency net investment hedge, tax portion	—	3	(1)	4
Total currency translation adjustments	1	8	(1)	12
Derivatives:
Derivative change, before tax	(3)	(2)	(1)	(6)
Derivatives, tax portion	1	—	—	1
Derivative change, net of tax	(2)	(2)	(1)	(5)
Defined benefit plans:
Reclassification of loss to net income, before tax	2	2	4	4
Defined benefit plans, tax portion	—	(1)	(1)	(1)
Defined benefit plans, net of tax	2	1	3	3
Other comprehensive income	1	7	1	10
Comprehensive income	$47	$16	$382	$63
See Notes to Condensed Consolidated Financial Statements (Unaudited).

Teradata Corporation
Condensed Consolidated Balance Sheets (Unaudited)

In millions, except per share amounts	June 30, 2026	December 31, 2025
Assets
Current assets
Cash and cash equivalents	$414	$493
Accounts receivable, net	256	251
Inventories	5	13
Other current assets	98	80
Total current assets	773	837
Property and equipment, net	191	198
Right of use assets - operating lease, net	8	7
Goodwill	397	399
Capitalized contract costs, net	39	42
Deferred income taxes	166	209
Other assets	84	87
Total assets	$1,658	$1,779
Liabilities and stockholders’ equity
Current liabilities
Current portion of long-term debt	$—	$25
Current portion of finance lease liability	46	50
Current portion of operating lease liability	2	2
Accounts payable	55	96
Payroll and benefits liabilities	91	120
Deferred revenue	560	533
Other current liabilities	91	88
Total current liabilities	845	914
Long-term debt	—	431
Finance lease liability	45	45
Operating lease liability	6	4
Pension and other postemployment plan liabilities	111	114
Long-term deferred revenue	12	11
Deferred tax liabilities	12	12
Other liabilities	34	18
Total liabilities	1,065	1,549
Commitments and contingencies (Note 8)
Stockholders’ equity
Preferred stock: par value $0.01 per share, 100.0 shares authorized, no shares issued and outstanding at June 30, 2026 and December 31, 2025, respectively	—	—
Common stock: par value $0.01 per share, 500.0 shares authorized, 93.4 and 92.5 shares issued at June 30, 2026 and December 31, 2025, respectively	1	1
Paid-in capital	2,361	2,305
Accumulated deficit	(1,617)	(1,923)
Accumulated other comprehensive loss	(152)	(153)
Total stockholders’ equity	593	230
Total liabilities and stockholders’ equity	$1,658	$1,779
See Notes to Condensed Consolidated Financial Statements (Unaudited).

Teradata Corporation
Condensed Consolidated Statements of Cash Flows (Unaudited)

	Six Months Ended June 30,
In millions	2026	2025
Operating activities
Net income	$381	$53
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	48	43
Stock-based compensation expense	62	53
Deferred income taxes	40	4
Loss on Blue Chip Swap	1	—
Changes in assets and liabilities:
Receivables	(5)	(59)
Inventories	8	13
Current payables and accrued expenses	(47)	(54)
Deferred revenue	28	11
Other assets and liabilities	(9)	(13)
Net cash provided by operating activities	507	51
Investing activities
Expenditures for property and equipment	(11)	(5)
Additions to capitalized software	(1)	—
Other investing activities, net	(1)	(1)
Net cash used in investing activities	(13)	(6)
Financing activities
Repurchases of common stock	(74)	(72)
Repayments of long-term borrowings	(456)	(12)
Payments of finance leases	(32)	(33)
Other financing activities, net	(7)	(2)
Net cash used in financing activities	(569)	(119)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(4)	23
Decrease in cash, cash equivalents and restricted cash	(79)	(51)
Cash, cash equivalents and restricted cash at beginning of period	494	421
Cash, cash equivalents and restricted cash at end of period	$415	$370

Supplemental cash flow disclosure:
Assets acquired under operating lease	$3	$2
Assets acquired under finance lease	$28	$52
Reconciliation of cash, cash equivalents and restricted cash to the Condensed Consolidated Balance Sheets:

	June 30, 2026	December 31, 2025
Cash and cash equivalents	$414	$493
Restricted cash	1	1
Total cash, cash equivalents and restricted cash	$415	$494

See Notes to Condensed Consolidated Financial Statements (Unaudited).

Teradata Corporation
Condensed Consolidated Statements of Changes in Stockholders’ Equity (Unaudited)

	Common Stock		Paid-in	Accumulated	Accumulated Other Comprehensive
In millions	Shares	Amount	Capital	Deficit	Loss	Total
December 31, 2025	93	$1	$2,305	$(1,923)	$(153)	$230
Net income	—	—	—	335	—	335
Employee stock compensation, employee stock purchase programs and option exercises, net of tax	2	—	25		—	25
Repurchases of common stock, retired	(1)	—	—	(33)	—	(33)
Pension and postemployment benefit plans, net of tax	—	—	—	—	1	1
Unrealized gain on derivatives, net of tax	—	—	—	—	1	1
Currency translation adjustment	—	—	—	—	(2)	(2)
March 31, 2026	94	$1	$2,330	$(1,621)	$(153)	$557
Net income	—	—	—	46	—	46
Employee stock compensation, employee stock purchase programs and option exercises, net of tax	—	—	31	—	—	31
Repurchases of common stock, retired	(1)	—	—	(42)	—	(42)
Pension and postemployment benefit plans, net of tax	—	—	—	—	2	2
Derivative change, net of tax	—	—	—	—	(2)	(2)
Currency translation adjustment	—	—	—	—	1	1
June 30, 2026	93	$1	$2,361	$(1,617)	$(152)	$593

	Common Stock		Paid-in	Accumulated	Accumulated Other Comprehensive
In millions	Shares	Amount	Capital	Deficit	Loss	Total
December 31, 2024	95	$1	$2,192	$(1,913)	$(147)	$133
Net income	—	—	—	44	—	44
Employee stock compensation, employee stock purchase programs and option exercises, net of tax	2	—	22	—	—	22
Repurchases of common stock, retired	(1)	—	—	(44)	—	(44)
Pension and postemployment benefit plans, net of tax	—	—	—	—	2	2
Unrealized loss on derivatives, net of tax	—	—	—	—	(3)	(3)
Currency translation adjustment	—	—	—	—	4	4
March 31, 2025	96	$1	$2,214	$(1,913)	$(144)	$158
Net income	—	—	—	9	—	9
Employee stock compensation, employee stock purchase programs and option exercises, net of tax	—	—	30	—	—	30
Repurchases of common stock, retired	(1)	—	—	(28)	—	(28)
Pension and postemployment benefit plans, net of tax		—	—	—	1	1
Unrealized loss on derivatives, net of tax	—	—	—	—	(2)	(2)
Currency translation adjustment	—	—	—	—	8	8
June 30, 2025	95	$1	$2,244	$(1,932)	$(137)	$176

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

3. Revenue from Contracts with Customers
Disaggregation of Revenue from Contracts with Customers
The following table presents a disaggregation of revenue:

	Three Months Ended June 30,		Six Months Ended June 30,
in millions	2026	2025	2026	2025
United States
Recurring	$182	$187	$394	$382
Perpetual software licenses and hardware	—	1	1	5
Consulting services	9	13	20	28
Total United States	191	201	415	415
International
Recurring	$181	$167	$369	$330
Perpetual software licenses and hardware	8	2	8	8
Consulting services	30	38	62	73
Total International	219	207	439	411
Total Revenue	$410	$408	$854	$826

Rental revenue, which is included in recurring revenue in the above table, was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
in millions	2026	2025	2026	2025
Rental revenue*	$61	$51	$116	$100
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

The following table provides information about receivables, contract assets and deferred revenue from contracts with customers:

	As of
in millions	June 30, 2026	December 31, 2025
Accounts receivable, net	$256	$251
Contract assets	$5	$5
Current deferred revenue	$560	$533
Long-term deferred revenue	$12	$11
Revenue recognized during the six months ended June 30, 2026 from amounts included in deferred revenue at the beginning of the period was $293 million.
Transaction Price Allocated to Unsatisfied Obligations
The following table includes estimated revenue expected to be recognized in the future related to the Company's unsatisfied (or partially satisfied) obligations at June 30, 2026:

in millions	Total at June 30, 2026	Year 1	Year 2 and Thereafter
Remaining unsatisfied obligations	$2,026	$1,353	$673
The amounts above represent the price of firm orders for which work has not been performed or goods have not been delivered and exclude unexercised contract options outside the stated contractual term that do not represent material rights to the customer. Although the Company believes that the contract value in the above table is firm, approximately $1,084 million of the amount is under contracts that are subject to customer-only general cancellation for convenience terms that the Company is contractually obligated to perform unless the customer notifies us of cancellation. The Company expects to recognize revenue of approximately $499 million in the next year from contracts that are non-cancelable. The Company believes the inclusion of this information is important to understanding the obligations that the Company is contractually required to perform and provides useful information regarding remaining obligations related to these executed contracts.
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

in millions	December 31, 2025	Capitalized	Amortization	June 30, 2026
Capitalized contract costs	$42	$7	$(10)	$39

in millions	December 31, 2024	Capitalized	Amortization	June 30, 2025
Capitalized contract costs	$46	$3	$(12)	$37

5. Supplemental Financial Information

	As of
In millions	June 30, 2026	December 31, 2025
Deferred revenue
Deferred revenue, current	$560	$533
Long-term deferred revenue	12	11
Total deferred revenue	$572	$544

	Three Months Ended June 30		Six Months Ended June 30,
In millions	2026	2025	2026	2025
Selling, general and administrative expenses
SAP legal settlement fees	$—	$—	$121	$—
Other	120	135	239	251
Selling, general and administrative expenses	$120	$135	$360	$251

	Three Months Ended June 30,		Six Months Ended June 30,
In millions	2026	2025	2026	2025
Other (expense) income
SAP legal settlement amount	$—	$—	$480	$—
Foreign currency losses	(1)	(4)	$(2)	$(4)
Other	(1)	(3)	(4)	(7)
Total Other (expense) income	$(2)	$(7)	$474	$(11)
SAP Legal Settlement
Teradata had been involved in several litigation proceedings (collectively, the "SAP Litigation") against SAP SE, SAP America, Inc., and SAP Labs, LLC (collectively, "SAP" and with "Teradata" the "Parties"). On February 19, 2026, Teradata entered into a Settlement Agreement (the "SAP Settlement Agreement") with SAP, pursuant to which the Parties agreed, among other things, to (i) resolve all past and pending litigation between the Parties, including the SAP Litigation and (ii) mutual releases of all claims and liabilities asserted or that could have been asserted in the SAP Litigation. During the three months ended March 31, 2026, as a result of the SAP Settlement Agreement, Teradata received a gross payment of $480 million (the "SAP Legal Settlement Amount"). Additionally, the Company recorded $121 million in selling, general and administrative expenses for the associated fees and expenses for the SAP Settlement Agreement, including a customary contingent fee arrangement and other outstanding legal fees incurred in connection with the SAP Litigation (the "SAP Legal Settlement Fees"). The net cash benefit of the SAP Settlement Amount after the SAP Legal Settlement Fees was approximately $359 million before taxes (the "SAP Settlement Net Proceeds").
Other: Interest Rate Swap Termination
During the three months ended June 30, 2026, the Company recorded a gain of approximately $3 million related to the derivative's fair value upon termination of the Company's interest rate swap, see Note 7, Derivative Instruments and Hedging Activities, for further details.

Other: Argentina Blue Chip Swap Transaction
The Central Bank of Argentina continues to impose foreign exchange controls that restrict access to U.S. dollars and the remittance of funds outside Argentina. These controls have led to the development of alternative foreign exchange mechanisms, including Blue Chip Swaps, through which market-based exchange rates for U.S. dollars are established that differ from official exchange rates. During the three and six months ended June 30, 2026, the Company incurred a pre-tax investment loss of $1 million related to Blue Chip Swap transactions. During the three and six months ended June 30, 2025, the Company incurred an immaterial pre-tax investment loss related to a Blue Chip Swap transaction.
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

The effective tax rate is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
In millions	2026	2025	2026	2025
Effective tax rate	2.1%	30.8%	21.3%	25.4%

For the three months ended June 30, 2026, the Company recorded $12 million of net discrete tax benefit, a majority of which related to additional tax benefit resulting from available tax elections to expense certain research and development costs for purposes of computing its Net Controlled Foreign Corporation Tested Income ("NCTI").
For the three months ended June 30, 2025, the Company recorded $1 million of net discrete tax expense, a majority of which related to additional tax expense from stock-based compensation vesting.
For the six months ended June 30, 2026, the Company recorded $67 million of net discrete tax expense, a majority of which related to the tax expense impact resulting from the receipt of the SAP Legal Settlement Amount less $121 million of legal fees recognized in the first quarter of 2026 for the SAP Litigation, for a net taxable amount of $359 million, as well as the tax benefit related to research and development costs associated with NCTI, referenced above.
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
The Company estimates its annual effective tax rate for 2026 to be approximately 23%, which takes into consideration, among other things, the forecasted earnings mix by jurisdiction and the impact of discrete tax items to be recognized in 2026. Under U.S. tax law, U.S. shareholders are subject to a tax on NCTI, (formerly global intangible low-taxed income ("GILTI") tax) earned by certain foreign subsidiaries. The Company has elected to provide for the tax expense related to NCTI in the year in which the tax is incurred, if any. For the six months ended June 30, 2026, the Company has recorded $3 million of NCTI net tax expense as a discrete item related to the impacts from the SAP Legal Settlement Agreement.

7. Derivative Instruments and Hedging Activities
As a portion of Teradata’s operations is conducted outside the U.S. and in currencies other than the U.S. dollar, the Company uses foreign exchange forward contracts designated as fair value hedges to mitigate the impact of currency fluctuations on foreign currency denominated assets and liabilities. These contracts generally mature in three months or less; Teradata holds both long and short positions such that net exposure is less than total contract notional amount.
Gains and losses from foreign exchange forward contracts are fully recognized each period and reported along with the offsetting gain or loss of the related hedged item, either in cost of revenues, operating expenses or in other income (expense), depending on the nature of the related hedged item.
On June 17, 2026, the Company restructured its net investment hedge by terminating its existing cross-currency swap and simultaneously entering into two replacement cross-currency swaps (designated as net investment hedges of the Company's euro-denominated net investment in certain foreign subsidiaries) of €71 million / $75 million, each. One swap matures on June 29, 2029 and the second swap matures on June 30, 2031. The restructuring extended the hedge horizon without changing the Company's risk management objective. In connection with the restructuring, the Company made a cash payment of approximately $1 million to reduce the embedded market value of the original swap. The remaining fair value was incorporated into the pricing of the replacement swaps and is being recognized consistent with the accounting for net investment hedges.
As of June 30, 2026, the Company maintained these two cross-currency swaps with an aggregate notional amount of €143 million and $150 million from the counterparty. The Company will receive monthly interest payments from the counterparty based on a fixed interest rate until maturity of the agreements. Under the agreements, the Company will deliver Euro notional amounts and receive U.S. dollar notional amounts at maturity and receives fixed-rate interest payments from the counterparties over the remaining terms of the swaps.
The Company performed an effectiveness assessment upon designation of the replacement swaps and concluded they were highly effective. Effectiveness is evaluated quarterly. Changes in fair value are recorded in Accumulated other comprehensive loss and periodic settlements are recorded in interest expense. The Company will systematically amortize the initial excluded component, which was immaterial at inception, to interest expense over the term of the hedging relationships.
On June 24, 2026, the Company repaid the outstanding balance of its term loan and terminated the related five-year Secured Overnight Financing Rate ("SOFR") based interest rate swap (initial notional amount of $450 million, stepping down per the term loan amortization schedule). As a result of the debt extinguishment, the forecasted interest payments previously designated as the hedged transactions were no longer probable of occurring and the Company discontinued hedge accounting. Amounts previously deferred in Accumulated Other Comprehensive Loss associated with the interest rate swap were reclassified into earnings. The Company received approximately $4 million upon termination of the interest rate swap, including less than $1 million related to accrued interest settlements and approximately $3 million related to the derivative's fair value.
The following table identifies the contract notional amount of the Company’s derivative financial instruments:

	As of
In millions	June 30, 2026	December 31, 2025
Contract notional amount of foreign exchange forward contracts	$98	$81
Net contract notional amount of foreign exchange forward contracts	$60	$7
Aggregate Contract notional amount of foreign currency exchanges (net investment hedges)	$150	$150
All derivatives are recorded at fair value in the condensed consolidated balance sheets. Notional amounts do not represent amounts exchanged and are not a measure of the instruments. See Note 9, Fair Value Measurements.
The Company does not hold or issue derivatives for trading or speculative purposes. Counterparty credit risk is managed by transacting exclusively with highly rated financial institutions.

8. Commitments and Contingencies
Legal Proceedings. In the ordinary course of business, the Company is subject to proceedings, lawsuits, governmental investigations, claims and other matters, including those that relate to the environment, health and safety, employee benefits, export compliance, intellectual property, tax matters and other regulatory compliance and general matters, including for Foreign Corrupt Practices Act and shareholder matters. It is not a party to any litigation, nor is it aware of any pending or threatened litigation against it that the Company believes would materially affect its business, operating results, financial condition or cash flows.

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
Concentrations of Risk. The Company is potentially subject to concentrations of credit risk on accounts receivable and financial instruments such as hedging instruments, and cash and cash equivalents. Credit risk includes the risk of nonperformance by counterparties. The maximum potential loss may exceed the amount recognized on the balance sheet. Exposure to credit risk is managed through credit approvals, credit limits, selecting major international financial institutions (as counterparties to hedging transactions) and monitoring procedures. Teradata’s business often involves large transactions with customers, and if one or more of those customers were to default in its obligations under applicable contractual arrangements, the Company could be exposed to potentially significant losses. However, management believes that the reserves for potential losses were adequate at June 30, 2026 and December 31, 2025.

The Company is also potentially subject to concentrations of supplier risk. Our hardware components are assembled primarily by Flex Ltd. ("Flex"). Flex procures a wide variety of components used in the manufacturing process on behalf of the Company. Although many of these components are available from multiple sources, Teradata utilizes preferred supplier relationships to provide more consistent and optimal quality, cost and delivery. Typically, these preferred suppliers maintain alternative processes and/or facilities to ensure continuity of supply. Given the Company's strategy to outsource its manufacturing activities to Flex and to source certain components from single suppliers, a disruption in production at Flex or at a supplier could impact the timing of customer shipments and/or Teradata's operating results. In addition, industry-wide capacity allocations and production prioritization by component manufacturers, including manufacturers of NAND Flash Memory ("NAND") and Dynamic Random Access Memory ("DRAM") technologies, driven in part by increasing demand for artificial intelligence infrastructure, may constrain the availability of critical components, increase costs, extend lead times and adversely affect the Company's ability to manufacture and deliver products to customers in a timely manner. In addition, a significant change in the forecasts to any of these preferred suppliers could result in purchase obligations for components that may be in excess of demand.

9. Fair Value Measurements
The Company measures fair value using a three-tier hierarchy: Level 1 (quoted prices in active markets for identical assets/liabilities), Level 2 (significant other observable inputs), and Level 3 (unobservable inputs). Assets and liabilities are classified based on the lowest level of input significant to the measurement. The Company's recurring fair value measurements include money market funds (Level 1, included in cash and cash equivalents) and derivative instruments (Level 2).

The Company uses foreign exchange forward contracts and cross-currency swaps to manage foreign currency exposure. During three months ended June 30, 2026, the Company restructured its net investment hedge cross-

currency swaps (aggregate notional value of €143 million/$150 million) and terminated its interest rate swap in connection with the repayment of its term loan. See Note 7, Derivative Instruments and Hedging Activities, for further detail.

Derivative fair values are measured using market spot and forward exchange rates (Level 2). Unrealized gains are recorded in other assets and unrealized losses in other liabilities, classified between current and long-term by remaining duration. Fair values of foreign exchange forward contracts and realized hedge gains/losses (net of underlying exposure offsets) were not material for the three and six months ended June 30, 2026 and 2025.
The Company’s other assets and other liabilities measured at fair value on a recurring basis and subject to fair value disclosure requirements at June 30, 2026 and December 31, 2025 were as follows:

		Fair Value Measurements at Reporting Date Using
In millions	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Money market funds at June 30, 2026	$92	$92	$—	$—
Money market funds at December 31, 2025	$162	$162	$—	$—

Interest rate swap at December 31, 2025	$1	$—	$1	$—

Liabilities
3 Year foreign currency swap at June 30, 2026	$7	$—	$7	$—
5 Year foreign currency swap at June 30, 2026	$8	$—	$8	$—
4 Year foreign currency swap at December 31, 2025	$18	$—	$18	$—
10. Debt
On June 24, 2026, the Company entered into a Credit Agreement with Bank of America, N.A., as Administrative Agent and the lenders party thereto (the "Credit Agreement"). The Credit Agreement provides for a five-year unsecured revolving credit facility in an aggregate principal amount of up to $400 million, including a $50 million sublimit for the issuance of standby letters of credit and a $50 million sublimit for swingline loans (the "Revolving Credit Facility"). The Credit Agreement replaces the Company's prior credit agreement entered into on June 28, 2022, which provided for a revolving credit facility in the maximum principal amount of $400 million and a term loan ("Prior Term Loan") commitment in the principal amount of $500 million (the "Prior Credit Agreement"). In connection with the execution of the Credit Agreement, and using proceeds from the SAP Legal Settlement Amount (see Note 5, Supplemental Financial Information), the Company repaid in full the outstanding $450 million Prior Term Loan under the Prior Credit Agreement. In connection with the repayment of the Prior Term Loan, the Company recognized an immaterial loss on extinguishment of debt related primarily to the write-off of unamortized debt issuance costs associated with the Prior Credit Agreement. The Company incurred and capitalized approximately $1 million of debt issuance costs in connection with entering into the Credit Agreement, which are being amortized over the term of the Revolving Credit Facility.
All outstanding borrowings pursuant to the Revolving Credit Facility are due and payable on June 24, 2031, with two optional one-year extensions available by agreement of the parties. Under the terms of the Credit Agreement, Teradata may request an increase in the Revolving Credit Facility in an aggregate principal amount of up to an additional $200 million, with the commitment amount to be increased solely to the extent that existing and/or new lenders agree to provide such additional commitments. At its option, the Company may designate up to $100 million of loans under the Revolving Credit Facility to be denominated in British Pounds Sterling, Euros and Japanese Yen. The outstanding principal amount of the Revolving Credit Facility bears interest at a floating rate based upon, at the Company's option, a negotiated base rate or a rate generally based on SOFR, plus in each case, an applicable margin based on the Company's leverage ratio. The applicable margin ranges from 0.00% to 0.50% for base rate borrowings and from 1.00% to 1.50% for SOFR-based and foreign currency borrowings.
The Credit Agreement is unsecured but is guaranteed by certain material domestic subsidiaries, and contains customary representations, default provisions, and covenants, including maintenance of a leverage ratio. The Credit Agreement does not include the sustainability-linked provisions contained in the Prior Credit Agreement.
As of June 30, 2026, the Company had no borrowings outstanding under the Revolving Credit Facility, leaving $400 million in borrowing capacity available under the Revolving Credit Facility. The Company was in compliance with all covenants under the Credit Agreement as of June 30, 2026.
For the three months ended June 30, 2026 and June 30, 2025, the blended all-in interest rate associated with the Prior Term Loan was 4.10% and 4.17%, respectively.
In connection with the Prior Term Loan repayment, the Company terminated its related interest rate swap and received cash proceeds (excluding accrued interest) of $3 million. See Note 7, Derivative Instruments and Hedging Activities, for additional information.
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

	Three Months Ended June 30,		Six Months Ended June 30,
In millions, except per share amounts	2026	2025	2026	2025
Net income attributable to common stockholders	$46	$9	$381	$53
Weighted average outstanding shares of common stock	93.9	95.3	93.5	95.2
Dilutive effect of employee stock options, restricted stock and other stock awards	2.3	0.7	2.9	1.8
Common stock and common stock equivalents	96.2	96.0	96.4	97.0
Net income per share:
Basic	$0.49	$0.09	$4.07	$0.56
Diluted	$0.48	$0.09	$3.95	$0.55
Options to purchase 0.1 million shares in the three and six months ended June 30, 2025, were not included in the computation of diluted earnings per share because the exercise prices of these options were greater than the average market price of the common shares for the period, and therefore would have been anti-dilutive. There were no anti‑dilutive share options for the three and six months ended June 30, 2026.
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

The following table presents segment revenue and segment gross profit for the Company:

	Three Months Ended June 30,		Six Months Ended June 30,
In millions	2026	2025	2026	2025
Segment revenue
Product Sales	$371	$357	$772	$725
Consulting Services	39	51	82	101
Total revenue	410	408	854	826
Segment cost of revenue
Product Sales (1)	123	118	243	233
Consulting Services (2)	39	52	80	103
Total segment cost of revenue	162	170	323	336
Segment gross profit
Product Sales	248	239	529	492
Consulting Services	—	(1)	2	(2)
Total segment gross profit	248	238	531	490
Stock-based compensation expense	4	5	8	9
Acquisition, integration, reorganization, and transformation-related costs	1	3	4	3
Total gross profit	243	230	519	478
Selling, general and administrative expenses	120	135	360	251
Research and development expenses	75	71	147	137
Income from operations	$48	$24	$12	$90
(1) Cost of Product Sales, for the three months ended June 30, included product costs of $65 million in 2026 and $59 million in 2025 for Public Cloud fees and direct product and third-party software costs associated with the Company's perpetual product sales. Depreciation expense for the three months ended June 30, included in Cost of Product Sales, was $18 million in 2026, and $19 million in 2025. The remaining cost of Product Sales included payroll and benefits costs, and corporate allocations including back-office information technology, real estate, and other support services.
Cost of Product Sales, for the six months ended June 30, included product costs of $120 million in 2026 and $123 million in 2025 for Public Cloud fees and direct product and third-party software costs associated with the Company's perpetual product sales. Depreciation expense for the six months ended June 30, included in Cost of Product Sales, was $38 million in 2026, and $35 million in 2025. The remaining cost of Product Sales included payroll and benefits costs, and corporate allocations including back-office information technology, real estate, and other support services.
(2) Cost of Consulting Services, for the three months ended June 30, included payroll and benefit costs of $26 million in 2026 and $33 million in 2025. The remaining cost of Consulting Services included corporate allocations, including back-office information technology, real estate, and other support services.

Cost of Consulting Services, for the six months ended June 30, included payroll and benefit costs of $54 million in 2026 and $65 million in 2025. The remaining cost of Consulting Services included corporate allocations, including back-office information technology, real estate, and other support services.

Certain items, including stock-based compensation and reorganization-related costs, were excluded from segment gross profit to conform to the way the Company manages and reviews the results by segment.

13. Reorganization and Business Transformation
On August 5, 2024, the Company announced that it realigned its sales function and initiated global restructuring and cost actions to optimize operations, reduce non-revenue generating expenses, and drive efficiencies for long-term growth and profitability (the "Restructuring"). The actions related to the Restructuring have been completed as of June 30, 2026.

The majority of the costs related to the Restructuring include one-time employee separation benefits, transition support, and other employee-related costs. The Company recognized costs of $20 million related to the Restructuring in 2025 and 2024. Cash expenditures related to these actions were $45 million. The Company recorded $41 million of cash payments from these actions in 2025 and 2024, and $4 million of cash payments in the six months ended June 30, 2026.

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

The 2026 activity and the reserves related to the Restructuring are as follows:

In millions	Balance at December 31, 2025	Expense accruals	Cash payments	Balance at June 30, 2026
Employee separation benefits	$2	$—	$(2)	$—

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

Second Quarter Financial Overview
As more fully discussed in later sections of this MD&A, the following were what we view as the more significant financial items for the second quarter of 2026:
•At the end of the second quarter of 2026, Total ARR was $1.509 billion compared to $1.489 billion at the end of the second quarter of 2025, increasing 1% as compared to the second quarter of 2025, including a 1% negative impact from foreign currency fluctuations.
•At the end of the second quarter of 2026, Public Cloud ARR was $686 million compared to $634 million at the end of the second quarter of 2025, increasing 8% as compared to the second quarter of 2025, with a 1% negative impact from foreign currency fluctuations.
•Total revenue was $410 million for the second quarter of 2026, increasing by $2 million compared to the second quarter of 2025, with recurring revenue up 3%. Perpetual software licenses, hardware and other revenue increased by 167% ($5 million), and consulting services revenue decreased 24%. Foreign currency fluctuations did not have a material impact on total revenue for the quarter compared to the prior year.
•Gross margin increased to 59.3% in the second quarter of 2026 from 56.4% in the second quarter of 2025, primarily due to a greater mix of recurring revenue in the period.
•Operating expenses for the second quarter of 2026 decreased 5% compared to the second quarter of 2025, largely from lower employee compensation expense in the second quarter of 2026, due to the impact of restructuring actions taken in the prior year.
•The Company saw an operating income of $48 million in the second quarter of 2026, compared to operating income of $24 million in the second quarter of 2025.
•Net income in the second quarter of 2026 was $46 million, compared to $9 million in the second quarter of 2025.

Results of Operations for the Three Months Ended June 30, 2026
Compared to the Three Months Ended June 30, 2025
Revenue

		% of		% of
In millions	2026	Revenue	2025	Revenue
Recurring	$363	88.5%	$354	86.8%
Perpetual software licenses, hardware and other	8	2.0%	3	0.7%
Consulting services	39	9.5%	51	12.5%
Total revenue	$410	100%	$408	100%
Total revenue increased $2 million, or 0%, in the second quarter of 2026, with no material impact from foreign currency fluctuations. Recurring revenue increased 3% as compared to the second quarter of 2025 including a 1% positive impact from foreign currency fluctuations. Recurring revenue for the second quarter of 2026 included growth from Public Cloud revenue, offset in part by lower annual upfront software subscription revenue. Revenue from perpetual software licenses, hardware and other increased $5 million year over year, primarily driven by perpetual hardware. Consulting services revenue decreased 24% or $12 million in the second quarter of 2026, with a 1% negative impact from foreign currency exchange rate fluctuations. The consulting services revenue decrease is primarily the result of lower order performance from the second half of 2025 and first quarter of 2026.
Financial and Performance Measures
Our Total ARR is composed of three main categories: (1) Public Cloud ARR, (2) ARR related to on-premises subscription-based contracts and private cloud ("Subscription ARR"), and (3) ARR related to our legacy perpetual maintenance and software upgrade rights. At June 30, 2026 and 2025 our Total ARR consisted of:

In millions	2026	2025
Public Cloud	$686	$634
Subscription	750	756
Maintenance and Software upgrade rights	73	99
Total ARR	$1,509	$1,489
At the end of the second quarter of 2026, Total ARR increased 1% as compared to the second quarter of 2025, including a 1% negative impact from foreign currency fluctuations. At the end of the second quarter of 2026, Public Cloud ARR increased 8% as compared to the second quarter of 2025, with a 1% negative impact from foreign currency fluctuations. Public Cloud ARR growth in the second quarter of 2026 was primarily driven by customer demand of our Public Cloud offering and customer migrations. The decreases in maintenance and software upgrade rights ARR were primarily driven by customer migrations to Public Cloud ARR and on-premises erosions.
In the second quarter of 2026, we experienced the following trends:
•Customers expanding into additional cloud capabilities as they see value when they migrate to our Public Cloud offering.
•Customer interest in AI-driven use cases continues to grow across various industries, including initial transactions incorporating our AI capabilities.
•Some customers implementing cloud migration projects on a staged basis over time.
•Continued macroeconomic and geopolitical uncertainty, including evolving global trade and tariff policy and elevated interest rates, contributing to elongated customer decision cycles and staged purchasing decisions.
•Began transitioning customers to a new unit-based pricing model designed to provide greater flexibility in how customers consume compute capacity across deployment options, including elastic and consumption-oriented purchasing.

As a portion of the Company’s operations and revenue occur outside the United States, and in currencies other than the United States ("U.S.") dollar, the Company is exposed to fluctuations in foreign currency exchange rates. Based on currency rates as of June 30, 2026, Teradata is now estimating 0.0%-0.5% positive impact from currency translation on our 2026 full-year total reported revenues.
We expect expansion and to a lesser degree, migration activity as the primary contributors for Public Cloud ARR growth in 2026.
Gross Profit

		% of		% of
In millions	2026	Revenue	2025	Revenue
Recurring	$243	66.9%	$235	66.4%
Perpetual software licenses, hardware and other	2	25.0%	—	—%
Consulting services	(2)	(5.1)%	(5)	(9.8)%
Total gross profit	$243	59.3%	$230	56.4%
The increase in recurring revenue gross profit as a percentage of revenue was primarily due to continued improvement in our Public Cloud margin rate, offset in part by a higher mix of Public Cloud revenues versus on-premises revenue as compared to the prior-year period.
Perpetual software licenses, hardware and other gross profit as a percentage of revenue increased as compared to the prior-year period primarily due to deal mix.
Consulting services gross profit as a percentage of revenue increased as compared to the prior year primarily due to cost reduction efforts taken over the past year.
Operating Expenses

		% of		% of
In millions	2026	Revenue	2025	Revenue
Selling, general and administrative expenses	$120	29.3%	$135	33.1%
Research and development expenses	75	18.3%	71	17.4%
Total operating expenses	$195	47.6%	$206	50.5%

Selling, general and administrative ("SG&A") expense decreased year over year due to lower employee compensation expense, the result of continued budget discipline focused on cost reductions across the Company, including the impact of restructuring actions taken in the prior year. Research and development ("R&D") expense increased year over year due to investments in Public Cloud and AI-related technology opportunities offset in part by continued cost reduction initiatives.
Other Expense, net

In millions	2026	2025
Interest income	$7	$2
Interest expense	(6)	(6)
Other	(2)	(7)
Other expense, net	$(1)	$(11)
Other expense, net in the second quarter of 2026 and 2025 is comprised primarily of interest expense on the recently paid-off long-term debt and finance leases, as well as benefit costs on our pension and postemployment plans, largely offset by interest income earned on our cash and cash equivalents and gains from foreign currency transactions.

During the three months ended June 30, 2026, the Company recorded a gain of approximately $3 million related to the fair value of the Company's interest rate swap upon its termination, see Note 7, Derivative Instruments and Hedging Activities, for further details. As disclosed in Note 5 of Notes to Condensed Consolidated Financial Statements (Unaudited), during the three months ended June 30, 2025, we entered into Blue Chip Swap transactions in order to remit cash from our Argentine operations that resulted in an immaterial pre-tax loss on investment that is reported in "Other" expense. During the three months ended June 30, 2026 the Company incurred a pre-tax loss on investment of $1 million from Blue Chip Swap transactions.
Provision for Income Taxes
Income tax provisions for interim periods are based on estimated annual income tax rates, adjusted to reflect the effects of any significant infrequent or unusual items which are required to be discretely recognized within the current interim period.
The effective tax rates for the three months ended June 30, 2026 and 2025 were as follows:

	2026	2025
Effective tax rate	2.1%	30.8%

For the three months ended June 30, 2026, the Company recorded $12 million of net discrete tax benefit, a majority of which related to additional tax benefit resulting from available tax elections to expense certain research and development costs for purposes of computing its Net Controlled Foreign Corporation Tested Income ("NCTI").

For the three months ended June 30, 2025, the Company recorded $1 million of net discrete tax expense, a majority of which related to additional tax expense from vesting of stock-based compensation.
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
We estimate that the full-year effective tax rate for 2026 will be approximately 23%, which takes into consideration, among other things, the forecasted earnings mix by jurisdiction, the estimated impact to NCTI tax, and the estimated discrete items to be recognized in 2026.

The forecasted tax rate is based on the foreign profits being taxed at an overall effective tax rate of approximately 16%, as compared to the U.S. federal statutory tax rate of 21%.
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

Results of Operations for the Six Months Ended June 30, 2026
Compared to the Six Months Ended June 30, 2025
Revenue

		% of		% of
In millions	2026	Revenue	2025	Revenue
Recurring	$763	89.3%	$712	86.2%
Perpetual software licenses, hardware and other	9	1.1%	13	1.6%
Consulting services	82	9.6%	101	12.2%
Total revenue	$854	100%	$826	100%
Total revenue increased $28 million, or 3%, in the first six months of 2026, with a 1% positive impact from foreign currency fluctuations. Recurring revenue increased 7%, with a 2% positive impact from foreign currency fluctuations, and benefit from higher annual upfront software revenue associated with on-premises subscription software as compared to the prior-year period. Within recurring revenue, Public Cloud revenue increased primarily due to expansions and migrations.
Revenues from perpetual software licenses, hardware and other decreased $4 million, or 31% year over year in the first six months of 2026.
Consulting services revenue decreased 19% in the first six months of 2026, with no material impact from foreign currency fluctuations. The consulting services revenue decrease is primarily the result of lower order performance from the second half of 2025.
Gross Profit

		% of		% of
In millions	2026	Revenue	2025	Revenue
Recurring	$520	68.2%	$485	68.1%
Perpetual software licenses, hardware and other	3	33.3%	1	7.7%
Consulting services	(4)	(4.9)%	(8)	(7.9)%
Total gross profit	$519	60.8%	$478	57.9%
Recurring revenue gross profit as a percentage of revenue was relatively unchanged, with continued improvement in our Public Cloud margin rate largely offset by the impact of a higher mix of Public Cloud revenues versus on-premises revenue as compared to the prior-year period.
Perpetual software licenses, hardware and other gross profit as a percentage of revenue increased as compared to the prior-year period primarily due to deal mix.
Consulting services gross profit as a percentage of revenue increased as compared to the prior year primarily due to cost reduction efforts taken over the past year.

Operating Expenses

		% of		% of
In millions	2026	Revenue	2025	Revenue
Selling, general and administrative expenses	$360	42.2%	$251	30.4%
Research and development expenses	147	17.2%	137	16.6%
Total operating expenses	$507	59.4%	$388	47.0%
SG&A expenses increased 43% for the first six months of 2026 as compared to the prior year, primarily due to the impact of the $121 million of expenses incurred in connection with the SAP litigation and related settlement and an increase in stock-based compensation expense partially offset by continued budget discipline focused on cost reductions across the Company, including the impact of restructuring actions taken in the prior year.
R&D expenses increased for the first six months of 2026 as compared to prior year, due to investments in Public Cloud and AI-related technology opportunities offset in part by continued cost reduction initiatives.
Other Income (Expense), net

In millions	2026	2025
Interest income	$10	$5
Interest expense	(12)	(13)
Other	474	(11)
Other income (expense), net	$472	$(19)
Other income (expense), net for the six months of 2026 and 2025 is comprised primarily of the SAP Settlement Amount proceeds, interest income earned on our cash and cash equivalents, and gains from foreign currency transactions, offset in part by interest expense on long-term debt (which was recently paid off) and finance leases, as well as benefit costs associated with our pension and postemployment plans. Interest income is higher primarily due to higher average cash balances during the current year as compared to the prior period. Other income (expense) has improved by $491 million year-over-year primarily due to the receipt of the SAP Settlement Amount as disclosed in more detail in Item 1. Financial Statements to this Quarterly Report on Form 10-Q for the quarter ended June 30, 2026 (the "Form 10-Q") (see Note 5. Supplemental Financial Information).
During the second quarter of 2026, the Company recorded a gain of approximately $3 million related to the fair value of the Company's interest rate swap upon its termination, see Note 7, Derivative Instruments and Hedging Activities, for further details. As disclosed in Note 5 of Notes to Condensed Consolidated Financial Statements (Unaudited), during the six months ended June 30, 2025, we entered into Blue Chip Swap transactions in order to remit cash from our Argentine operations that resulted in an immaterial pre-tax loss on investment that is reported in "Other" expense. During the six months ended June 30, 2026 the Company incurred a pre-tax loss on investment of $1 million from Blue Chip Swap transactions.

Provision for Income Taxes
The effective tax rates for the six months ended June 30, 2026 and 2025 were as follows:

	2026	2025
Effective tax rate	21.3%	25.4%

For the six months ended June 30, 2026, the Company recorded $67 million of net discrete tax expense, a majority of which related to the tax expense impact from the receipt of the SAP Settlement Net Proceeds.
For the six months ended June 30, 2025, the Company had no material net discrete tax adjustment. The discrete tax benefit recognized in the first quarter of 2025 related to the reversal of uncertain tax positions due to the Company's completion of the IRS audit of its 2020 tax return, was offset by incremental tax expense from stock-based compensation vesting in the second quarter of 2025.

Financial Condition, Liquidity and Capital Resources
Cash provided by operating activities was $507 million, which increased by $456 million in the six months ended June 30, 2026 compared to the six months ended June 30, 2025. $337 million of the increase was due to the SAP Settlement Net Proceeds received as a result of the SAP Settlement Agreement as discussed in Note 5, Supplemental Financial Information, of the Notes to Condensed Consolidated Financial Statements (Unaudited) of this Form 10-Q. Teradata used approximately $21 million of cash in the first six months of 2026 for severance payments, as compared to $11 million in the first six months of 2025.
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
The table below shows net cash provided by operating activities and net cash used in investing activities related to capital expenditures, along with free cash flow, for the following periods:

	Six Months Ended June 30,
In millions	2026	2025
Net cash provided by operating activities	$507	$51
Less:
Expenditures for property and equipment	(11)	(5)
Additions to capitalized software	(1)	—
Free cash flow	$495	$46
As disclosed in Note 5, Supplemental Financial Information, of the Notes to Condensed Consolidated Financial Statements (Unaudited), during the six months ended June 30, 2026, we received $480 million cash from the SAP Settlement Agreement and paid $121 million in related expenses. Additionally, $22 million in cash taxes related to the SAP Settlement Net Proceeds were paid during the first half of 2026, that was reported as an operating activity for cash flow purposes.
Financing activities and certain other investing activities, are not included in our calculation of free cash flow. There were no material other investing activities for the six months ended June 30, 2026.
Teradata’s financing activities for the six months ended June 30, 2026 and 2025 primarily consisted of cash outflows for term loan debt repayments, share repurchases and payments on our finance leases. Financing cash outflows were higher in 2026 primarily due to the repayment of the remaining $450 million principal balance of the Company's term loan debt, compared to regularly scheduled principal payments on the term loan debt during 2025. At June 30, 2026, we had no outstanding borrowings on our $400 million Revolving Credit Facility (as defined below).
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

•On November 17, 2025, the Board approved a share repurchase program (the "Repurchase Program") authorizing the Company to repurchase up to $500 million of its common stock. The Repurchase Program became effective on January 1, 2026, does not have an expiration date, and will continue until otherwise modified, suspended, or terminated. The purchases under the Repurchase Program may be made from time to time in the open market, in privately negotiated transactions, or by other means, including through Rule 10b5-1 trading plans, in accordance with applicable securities law and other regulatory requirements. The Repurchase Program does not obligate the Company to repurchase any shares under the authorization and the timing and amount of any repurchases will depend on a variety of factors, including the price of the Company’s common stock, general business and market conditions, and other investment considerations. There is a total authority of $430 million remaining under the Repurchase Program as of June 30, 2026.
In the aggregate under the dilution offset share repurchase program and the Repurchase Program, we repurchased approximately 2.5 million shares of common stock at an average price per share of $29.76 in the six months ended June 30, 2026.
Share repurchases are reported on a trade date basis. Our share repurchase activity depends on factors such as our working capital needs, our cash requirements for capital investments, our stock price, and economic and market conditions.
Other financing activities, including net share settlement for the payroll tax liability of section 16 officers (as discussed in Item 2. Unregistered Sales of Equity Securities and Use of Proceeds), offset by proceeds from the ESPP and the exercise of stock options, net of tax was a net outflow of $7 million for the six months ended June 30, 2026 and a net outflow of $2 million for the six months ended June 30, 2025. The ESPP proceeds are included in other financing activities, net in the Condensed Consolidated Statements of Cash Flows (Unaudited).
Our total cash and cash equivalents held outside the United States in various foreign subsidiaries was $359 million as of June 30, 2026 and $462 million as of December 31, 2025. The remaining balance held in the U.S. was $55 million as of June 30, 2026 and $32 million as of December 31, 2025. The Company expects that a majority of its foreign earnings will be repatriated to the U.S. Effective January 1, 2018, the U.S. moved to a territorial system of international taxation, and as such will generally not subject future foreign earnings to U.S. taxation upon repatriation in future years.
Management believes current cash, cash generated from operations and the $400 million available under the Revolving Credit Facility will be sufficient to satisfy future working capital, research and development activities, capital expenditures, pension contributions, and other financing requirements for at least the next twelve months. The Company principally holds its cash and cash equivalents in bank deposits and highly-rated money market funds.
The Company’s ability to generate positive cash flows from operations is dependent on general economic conditions, competitive pressures, and other business and risk factors described in the 2025 Annual Report and elsewhere in this Quarterly Report on Form 10-Q. If the Company is unable to generate sufficient cash flows from operations, or otherwise comply with the terms of the Revolving Credit Facility, the Company may be required to seek additional financing alternatives.
Long-term Debt. On June 24, 2026, the Company entered into a Credit Agreement with Bank of America, N.A., as Administrative Agent and the lenders party thereto (the "Credit Agreement"). The Credit Agreement provides for a five-year unsecured revolving credit facility in an aggregate principal amount of up to $400 million, including a $50 million sublimit for the issuance of standby letters of credit and a $50 million sublimit for swingline loans (the "Revolving Credit Facility"). The Revolving Credit Facility replaces our prior credit agreement which was entered into in 2022 (the "Prior Agreement"). In connection with the execution of the Revolving Credit Facility, the $450 million term loan outstanding under the Prior Agreement was repaid in full. Our long-term debt is discussed in Note 10, Debt, of the Notes to Condensed Consolidated Financial Statements (Unaudited). In addition, as disclosed in Note 7 Derivative Instruments and Hedging Activities, of the Notes to Condensed Consolidated Financial Statements (Unaudited), Teradata entered into a cross currency swap to hedge a portion of Euro currency exposure of its net investment in certain foreign subsidiaries. As of June 30, 2026, the Company had no borrowings outstanding under the Revolving Credit Facility, leaving $400 million in borrowing capacity available under the Revolving Credit Facility.

The material terms and conditions of Revolving Credit Facility are substantially similar to the material terms and conditions of the Prior Agreement, except for the removal of sustainability features and the term loan commitment present in the Prior Agreement and certain other changes to covenants and other matters.

Contractual and Other Commercial Commitments. There has been no significant change in our contractual and other commercial commitments as described in the 2025 Annual Report. Our commitments and contingencies are discussed in Note 8, Commitments and Contingencies, of the Notes to Condensed Consolidated Financial Statements (Unaudited).
Critical Accounting Policies and Estimates
Our financial statements are prepared in accordance with GAAP. In connection with the preparation of these financial statements, we are required to make assumptions, estimates and judgments that affect the reported amounts of assets, liabilities, revenues, expenses and the related disclosure of contingent liabilities. These assumptions, estimates and judgments are based on historical experience and assumptions that are believed to be reasonable at the time. However, because future events and their effects cannot be determined with certainty, the determination of estimates requires the exercise of judgment. Our critical accounting policies are those that require assumptions to be made about matters that are highly uncertain. Different estimates could have a material impact on our financial results. Judgments and uncertainties affecting the application of these policies and estimates may result in materially different amounts being reported under different conditions or circumstances. Our management periodically reviews these estimates and assumptions to ensure that our financial statements are presented fairly and are materially correct. We assessed certain accounting matters that generally require consideration of forecasted financial information in context with the information reasonably available to us as of June 30, 2026 and through the date of this report. The accounting matters assessed included, but were not limited to, our allowance for doubtful accounts, stock-based compensation, the carrying value of our goodwill and other long-lived assets, financial assets, valuation allowances for tax assets and revenue recognition.
In many cases, the accounting treatment of a particular transaction is specifically dictated by GAAP and does not require significant management judgment in its application. There are also areas in which management’s judgment in selecting among available alternatives would not produce a materially different result. The significant accounting policies and estimates that we believe are the most critical to aid in fully understanding and evaluating our reported financial results are discussed in the 2025 Annual Report. Teradata’s senior management has reviewed these critical accounting policies and related disclosures and determined that there were no significant changes in our critical accounting policies in the six months ended June 30, 2026.
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
Based on their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2026, our disclosure controls and procedures were effective to provide reasonable assurance that the information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.
Changes in Internal Control over Financial Reporting
There have been no changes in our internal control over financial reporting that occurred during the last fiscal quarter ended June 30, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Part II—OTHER INFORMATION
Item 1. Legal Proceedings.
The information required to be set forth under this Part II, Item 1 is incorporated by reference to Note 8, Commitments and Contingencies—Legal Proceedings and Note 5, Supplemental Financial Information of the Notes to Condensed Consolidated Financial Statements (Unaudited) included in this Quarterly Report on Form 10-Q.
Item 1A. Risk Factors.
There have not been any material changes to the risk factors previously disclosed in Part I, Item IA of the 2025 Annual Report.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
Purchases of Company Common Stock
From time to time, the Company's Section 16 officers sell to the Company shares of the Company's common stock received upon vesting of restricted share units at the current market price to cover their withholding tax obligations. For the six months ended June 30, 2026, the total of these purchases was 348,235 shares at an average price of $33.99 per share.
The following table provides information relating to the Company’s share repurchase programs for the six months ended June 30, 2026:

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Dilution Offset Program (1)	Total Number of Shares Purchased as Part of Publicly Announced Share Repurchase Program (2)	Maximum Dollar Value that May Yet Be Purchased Under the Dilution Offset Program	Maximum Dollar Value that May Yet Be Purchased Under the Share Repurchase Program
Month
January 2026	370,593	$30.24	—	370,593	$100,850	$488,793,270
February 2026	353,009	$30.16	—	353,009	$309,772	$478,146,852
March 2026	454,006	$27.16	156,515	297,491	$305,707	$470,301,056
First Quarter Total	1,177,608	$29.03	156,515	1,021,093	$305,707	$470,301,056
April 2026	449,012	$26.20	—	449,012	$305,707	$458,534,710
May 2026	399,735	$31.88	—	399,735	$522,974	$445,791,115
June 2026	483,167	$33.10	—	483,167	$730,792	$429,798,114
Second Quarter Total	1,331,914	$30.41	—	1,331,914	$730,792	$429,798,114
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

Item 3. Defaults Upon Senior Securities.
None
Item 4. Mine Safety Disclosures.
None

Item 5. Other Information.

During the three months ended June 30, 2026, other than the director and officers shown in the table below, no other director or officer of Teradata adopted or terminated a "Rule 10b5-1 trading arrangement" or "non-Rule 10b5-1 trading arrangement," as each term is defined in Item 408(a) of Regulation S-K. Each individual noted below continues to be in compliance with the Company’s applicable stock ownership requirement when factoring in the potential sales contemplated under the Rule 10b5-1 Plans disclosed in the following table.

Name (Title)	Action	Date	Trading Arrangement		Total Shares to be Sold	Expiration Date
			Rule 10b5-1*	Non-Rule 10b5-1**
Stephen McMillan (Chief Executive Officer and director)	Adopted	May 18, 2026	x		Up to 80,000	November 30, 2027
Michael Hutchinson (Chief Operating Officer)	Adopted	May 7, 2026	x		Up to 64,102	May 6, 2027

* Intended to satisfy the affirmative defense of Rule 10b5-1(c).
**Not intended to satisfy the affirmative defense of Rule 10b5-1.

Item 6. Exhibits.

Exhibit Number per Item 601 of Regulation S-K	Description

3.1
Amended and Restated Certificate of Incorporation of Teradata Corporation as amended and restated on September 24, 2007 (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K dated September 25, 2007 (SEC file number 001-33458)).

3.2	Amended and Restated By-Laws of Teradata Corporation, as amended and restated on October 31, 2022 (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K dated November 1, 2022).

4.1	Common Stock Certificate of Teradata Corporation (incorporated by reference to Exhibit 4.1 to the Quarterly Report on Form 10-Q dated November 13, 2007 (SEC file number 001-33458)).

10.1*	Teradata 2023 Stock Incentive Plan (Amended and Restated as of May 14, 2026) (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K dated May 19, 2026 (SEC File No. 001-33458)).

10.2*	Teradata Employee Stock Purchase Plan (Amended and Restated as of September 1, 2026) (filed herewith).

10.3
Credit Agreement dated as of June 24, 2026 among Teradata Corporation, the lenders party thereto and Bank of America, N.A., as Administrative Agent (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K dated June 24, 2026 (SEC File No. 001-33458)).

31.1	Certification pursuant to Rule 13a-14(a), dated August 5, 2026.

31.2	Certification pursuant to Rule 13a-14(a), dated August 5, 2026.

32	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated August 5, 2026.

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TERADATA CORPORATION

Date: August 5, 2026	By:	/s/ John Ederer
John Ederer Chief Financial Officer