Form 10-Q
period 2026-09-30
TERADATA CORP /DE/
filed 2026-11-06
CIK 816761

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2026
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐  No  ☒
At October 23, 2026, the registrant had approximately 91.4 million shares of common stock outstanding.

PART I—FINANCIAL INFORMATION

Part 1—FINANCIAL INFORMATION
A

Item 1.	Financial Statements.
Teradata Corporation
Condensed Consolidated Statements of Income (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
In millions, except per share amounts	2026	2025	2026	2025
Revenue
Subscription software licenses	$55	$60	$207	$208
Services and other	304	306	915	870
Total recurring	359	366	1,122	1,078
Perpetual software licenses, hardware and other	3	3	12	16
Consulting services	37	47	119	148
Total revenue	399	416	1,253	1,242
Cost of revenue
Subscription software licenses	7	5	26	15
Services and other	113	111	337	328
Total recurring	120	116	363	343
Perpetual software licenses, hardware and other	4	—	10	12
Consulting services	37	47	123	156
Total cost of revenue	161	163	496	511
Gross profit	238	253	757	731
Operating expenses
Selling, general and administrative expenses	109	122	469	373
Research and development expenses	75	70	222	207
Total operating expenses	184	192	691	580
Income from operations	54	61	66	151
Other (expense) income, net
Interest expense	(2)	(7)	(14)	(20)
Interest income	3	2	13	7
Other (expense) income	(5)	(2)	469	(13)
Total other (expense) income, net	(4)	(7)	468	(26)
Income before income taxes	50	54	534	125
Income tax expense	12	14	115	32
Net income	$38	$40	$419	$93
Net income per common share
Basic	$0.41	$0.42	$4.50	$0.98
Diluted	$0.40	$0.42	$4.36	$0.96
Weighted average common shares outstanding
Basic	92.6	94.2	93.2	94.9
Diluted	95.5	95.5	96.2	96.5
See Notes to Condensed Consolidated Financial Statements (Unaudited).

Teradata Corporation
Condensed Consolidated Statements of Comprehensive Income (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
In millions	2026	2025	2026	2025
Net income	$38	$40	$419	$93
Other comprehensive income:
Foreign currency translation adjustments	—	(2)	(2)	24
Unrealized gain (loss) on cross-currency net investment hedge, before tax	1	—	3	(18)
Unrealized gain (loss) on cross-currency net investment hedge, tax portion	—	—	(1)	4
Total currency translation adjustments	1	(2)	—	10
Derivatives:
Derivative change, before tax	—	(1)	(1)	(7)
Derivatives, tax portion	—	1	—	2
Derivative change, net of tax	—	—	(1)	(5)
Defined benefit plans:
Reclassification of loss to net income, before tax	2	2	6	6
Defined benefit plans, tax portion	(1)	(1)	(2)	(2)
Defined benefit plans, net of tax	1	1	4	4
Other comprehensive income	2	(1)	3	9
Comprehensive income	$40	$39	$422	$102
See Notes to Condensed Consolidated Financial Statements (Unaudited).

Teradata Corporation
Condensed Consolidated Balance Sheets (Unaudited)

In millions, except per share amounts	September 30, 2026	December 31, 2025
Assets
Current assets
Cash and cash equivalents	$432	$493
Accounts receivable, net	202	251
Inventories	13	13
Other current assets	84	80
Total current assets	731	837
Property and equipment, net	183	198
Right of use assets - operating lease, net	7	7
Goodwill	397	399
Capitalized contract costs, net	38	42
Deferred income taxes	164	209
Other assets	83	87
Total assets	$1,603	$1,779
Liabilities and stockholders’ equity
Current liabilities
Current portion of long-term debt	$—	$25
Current portion of finance lease liability	46	50
Current portion of operating lease liability	2	2
Accounts payable	74	96
Payroll and benefits liabilities	116	120
Deferred revenue	466	533
Other current liabilities	73	88
Total current liabilities	777	914
Long-term debt	—	431
Finance lease liability	43	45
Operating lease liability	5	4
Pension and other postemployment plan liabilities	110	114
Long-term deferred revenue	11	11
Deferred tax liabilities	12	12
Other liabilities	32	18
Total liabilities	990	1,549
Commitments and contingencies (Note 8)
Stockholders’ equity
Preferred stock: par value $0.01 per share, 100.0 shares authorized, no shares issued and outstanding at September 30, 2026 and December 31, 2025, respectively	—	—
Common stock: par value $0.01 per share, 500.0 shares authorized, 91.8 and 92.5 shares issued at September 30, 2026 and December 31, 2025, respectively	1	1
Paid-in capital	2,398	2,305
Accumulated deficit	(1,636)	(1,923)
Accumulated other comprehensive loss	(150)	(153)
Total stockholders’ equity	613	230
Total liabilities and stockholders’ equity	$1,603	$1,779
See Notes to Condensed Consolidated Financial Statements (Unaudited).

Teradata Corporation
Condensed Consolidated Statements of Cash Flows (Unaudited)

	Nine Months Ended September 30,
In millions	2026	2025
Operating activities
Net income	$419	$93
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	73	67
Stock-based compensation expense	95	82
Deferred income taxes	41	24
Loss on Blue Chip Swap	1	1
Changes in assets and liabilities:
Receivables	49	(75)
Inventories	—	13
Current payables and accrued expenses	(8)	(66)
Deferred revenue	(67)	17
Other assets and liabilities	(5)	(11)
Net cash provided by operating activities	598	145
Investing activities
Expenditures for property and equipment	(16)	(10)
Additions to capitalized software	(2)	(1)
Other investing activities, net	(1)	(1)
Net cash used in investing activities	(19)	(12)
Financing activities
Repurchases of common stock	(131)	(102)
Repayments of long-term borrowings	(456)	(19)
Payments of finance leases	(45)	(51)
Other financing activities, net	(3)	3
Net cash used in financing activities	(635)	(169)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(5)	22
Decrease in cash, cash equivalents and restricted cash	(61)	(14)
Cash, cash equivalents and restricted cash at beginning of period	494	421
Cash, cash equivalents and restricted cash at end of period	$433	$407

Supplemental cash flow disclosure:
Assets acquired under operating lease	$3	$2
Assets acquired under finance lease	$39	$67
Reconciliation of cash, cash equivalents and restricted cash to the Condensed Consolidated Balance Sheets:

	September 30, 2026	December 31, 2025
Cash and cash equivalents	$432	$493
Restricted cash	1	1
Total cash, cash equivalents and restricted cash	$433	$494

See Notes to Condensed Consolidated Financial Statements (Unaudited).

Teradata Corporation
Condensed Consolidated Statements of Changes in Stockholders’ Equity (Unaudited)

	Common Stock		Paid-in	Accumulated	Accumulated Other Comprehensive
In millions	Shares	Amount	Capital	Deficit	Loss	Total
December 31, 2025	93	$1	$2,305	$(1,923)	$(153)	$230
Net income	—	—	—	335	—	335
Employee stock compensation, employee stock purchase programs and option exercises, net of tax	2	—	25	—	—	25
Repurchases of common stock, retired	(1)	—	—	(33)	—	(33)
Pension and postemployment benefit plans, net of tax	—	—	—	—	1	1
Unrealized gain on derivatives, net of tax	—	—	—	—	1	1
Currency translation adjustment	—	—	—	—	(2)	(2)
March 31, 2026	94	$1	$2,330	$(1,621)	$(153)	$557
Net income	—	—	—	46	—	46
Employee stock compensation, employee stock purchase programs and option exercises, net of tax	—	—	31	—	—	31
Repurchases of common stock, retired	(1)	—	—	(42)	—	(42)
Pension and postemployment benefit plans, net of tax	—	—	—	—	2	2
Derivative change, net of tax	—	—	—	—	(2)	(2)
Currency translation adjustment	—	—	—	—	1	1
June 30, 2026	93	$1	$2,361	$(1,617)	$(152)	$593
Net income	—	—	—	38	—	38
Employee stock compensation, employee stock purchase programs and option exercises, net of tax	—	—	37	—	—	37
Repurchases of common stock, retired	(1)	—	—	(57)	—	(57)
Pension and postemployment benefit plans, net of tax	—	—	—	—	1	1
Currency translation adjustment	—	—	—	—	1	1
September 30, 2026	92	$1	$2,398	$(1,636)	$(150)	$613

	Common Stock		Paid-in	Accumulated	Accumulated Other Comprehensive
In millions	Shares	Amount	Capital	Deficit	Loss	Total
December 31, 2024	95	$1	$2,192	$(1,913)	$(147)	$133
Net income	—	—	—	44	—	44
Employee stock compensation, employee stock purchase programs and option exercises, net of tax	2	—	22	—	—	22
Repurchases of common stock, retired	(1)	—	—	(44)	—	(44)
Pension and postemployment benefit plans, net of tax	—	—	—	—	2	2
Unrealized loss on derivatives, net of tax	—	—	—	—	(3)	(3)
Currency translation adjustment	—	—	—	—	4	4
March 31, 2025	96	$1	$2,214	$(1,913)	$(144)	$158
Net income	—	—	—	9	—	9
Employee stock compensation, employee stock purchase programs and option exercises, net of tax	—	—	30	—	—	30
Repurchases of common stock, retired	(1)	—	—	(28)	—	(28)
Pension and postemployment benefit plans, net of tax		—	—	—	1	1
Unrealized loss on derivatives, net of tax	—	—	—	—	(2)	(2)
Currency translation adjustment	—	—	—	—	8	8
June 30, 2025	95	$1	$2,244	$(1,932)	$(137)	$176
Net income	—	—	—	40	—	40
Employee stock compensation, employee stock purchase programs and option exercises, net of tax	—	—	35	—	—	35
Repurchases of common stock, retired	(1)	—	—	(31)	—	(31)
Pension and postemployment benefit plans, net of tax	—	—	—	—	1	1
Currency translation adjustment	—	—	—	—	(2)	(2)
September 30, 2025	94	$1	$2,279	$(1,923)	$(138)	$219

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

3. Revenue from Contracts with Customers
Disaggregation of Revenue from Contracts with Customers
The following table presents a disaggregation of revenue:

	Three Months Ended September 30,		Nine Months Ended September 30,
in millions	2026	2025	2026	2025
United States
Recurring	$186	$198	$580	$580
Perpetual software licenses and hardware	—	1	1	6
Consulting services	10	13	30	41
Total United States	196	212	611	627
International
Recurring	$173	$168	$542	$498
Perpetual software licenses and hardware	3	2	11	10
Consulting services	27	34	89	107
Total International	203	204	642	615
Total Revenue	$399	$416	$1,253	$1,242

Rental revenue, which is included in recurring revenue in the above table, was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
in millions	2026	2025	2026	2025
Rental revenue*	$58	$51	$174	$151
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

The following table provides information about receivables, contract assets and deferred revenue from contracts with customers:

	As of
in millions	September 30, 2026	December 31, 2025
Accounts receivable, net	$202	$251
Contract assets	$4	$6
Current deferred revenue	$466	$533
Long-term deferred revenue	$11	$11
Revenue recognized during the nine months ended September 30, 2026 from amounts included in deferred revenue at the beginning of the period was $373 million.
Transaction Price Allocated to Unsatisfied Obligations
The following table includes estimated revenue expected to be recognized in the future related to the Company's unsatisfied (or partially satisfied) obligations at September 30, 2026:

in millions	Total at September 30, 2026	Year 1	Year 2 and Thereafter
Remaining unsatisfied obligations	$1,997	$1,305	$692
The amounts above represent the price of firm orders for which work has not been performed or goods have not been delivered and exclude unexercised contract options outside the stated contractual term that do not represent material rights to the customer. Although the Company believes that the contract value in the above table is firm, approximately $1,068 million of the amount is under contracts that are subject to customer-only general cancellation for convenience terms that the Company is contractually obligated to perform unless the customer notifies us of cancellation. The Company expects to recognize revenue of approximately $492 million in the next year from contracts that are non-cancelable. The Company believes the inclusion of this information is important to understanding the obligations that the Company is contractually required to perform and provides useful information regarding remaining obligations related to these executed contracts.
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

in millions	December 31, 2025	Capitalized	Amortization	September 30, 2026
Capitalized contract costs	$42	$11	$(15)	$38

in millions	December 31, 2024	Capitalized	Amortization	September 30, 2025
Capitalized contract costs	$46	$7	$(18)	$35

5. Supplemental Financial Information

	As of
In millions	September 30, 2026	December 31, 2025
Deferred revenue
Deferred revenue, current	$466	$533
Long-term deferred revenue	11	11
Total deferred revenue	$477	$544

	Three Months Ended September 30		Nine Months Ended September 30,
In millions	2026	2025	2026	2025
Selling, general and administrative expenses
SAP legal settlement fees	$—	$—	$121	$—
Other	109	122	348	373
Selling, general and administrative expenses	$109	$122	$469	$373

	Three Months Ended September 30,		Nine Months Ended September 30,
In millions	2026	2025	2026	2025
Other (expense) income
SAP legal settlement amount	$—	$—	$480	$—
Foreign currency losses	$—	—	$(2)	$(4)
Other	(5)	(2)	(9)	(9)
Total Other (expense) income	$(5)	$(2)	$469	$(13)
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

Other: Argentina Blue Chip Swap Transactions
The Central Bank of Argentina continues to impose foreign exchange controls that restrict access to U.S. dollars and the remittance of funds outside Argentina. These controls have led to the development of alternative foreign exchange mechanisms, including Blue Chip Swaps, through which market-based exchange rates for U.S. dollars are established that differ from official exchange rates. During the three months ended September 30, 2026 and 2025, the Company incurred immaterial pre-tax investment losses related to Blue Chip Swap transactions. During the nine months ended September 30, 2026 and 2025, the Company incurred $1 million of pre-tax investment losses related to Blue Chip Swap transactions.
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

The effective tax rate is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
In millions	2026	2025	2026	2025
Effective tax rate	24.0%	25.9%	21.5%	25.6%

For the three months ended September 30, 2026, the Company had no material discrete tax adjustments.
For the three months ended September 30, 2025, the Company had no material discrete tax adjustments.
For the nine months ended September 30, 2026, the Company recorded $66 million of net discrete tax expense, a majority of which related to the tax expense impact resulting from the $359 million of SAP Settlement Net Proceeds recognized in the first quarter of 2026.
For the nine months ended September 30, 2025, the Company recorded $1 million of net discrete tax benefit, as the discrete tax benefit recognized in the first quarter of 2025 related to the reversal of uncertain tax positions due to the Company's completion of its IRS audit of its 2020 tax return, was offset by incremental tax expense from stock-based compensation vesting.
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
The Company estimates its annual effective tax rate for 2026 to be approximately 23%, which takes into consideration, among other things, the forecasted earnings mix by jurisdiction and the impact of discrete tax items to be recognized in 2026. Under U.S. tax law, U.S. shareholders are subject to a tax on the net controlled foreign corporations tested income ("NCTI"), (formerly global intangible low-taxed income ("GILTI") tax) earned by certain foreign subsidiaries. The Company has elected to provide for the tax expense related to NCTI in the year in which the tax is incurred, if any. For the nine months ended September 30, 2026, the Company has recorded $5 million of NCTI net tax expense as a discrete item related to the impacts from the SAP Settlement Agreement.

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
On June 17, 2026, the Company restructured its net investment hedge by terminating its existing cross-currency swap and simultaneously entering into two replacement cross-currency swaps (designated as net investment hedges of the Company's euro-denominated net investment in certain foreign subsidiaries) of approximately €71 million / $75 million, each. One swap matures on June 29, 2029 and the second swap matures on June 30, 2031. The restructuring extended the hedge horizon without changing the Company's risk management objective. In connection with the restructuring, the Company made a cash payment of approximately $1 million to reduce the embedded market value of the original swap. The remaining fair value was incorporated into the pricing of the replacement swaps and is being recognized consistent with the accounting for net investment hedges.
As of September 30, 2026, the Company maintained these two cross-currency swaps with an aggregate notional amount of €143 million and $150 million from the counterparty. The Company receives monthly interest payments from the counterparty based on a fixed interest rate until maturity of the agreements. Under the agreements, the Company will deliver Euro notional amounts and receive U.S. dollar notional amounts at maturity and receives fixed-rate interest payments from the counterparties over the remaining terms of the swaps.
The Company performed an effectiveness assessment upon designation of the replacement swaps and concluded they were highly effective. Effectiveness is evaluated quarterly. Changes in fair value are recorded in Accumulated other comprehensive loss and periodic settlements are recorded in interest income. The Company will systematically amortize the initial excluded component, which was immaterial at inception, to interest income over the term of the hedging relationships.
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
The following table identifies the contract notional amount of the Company’s derivative financial instruments:

	As of
In millions	September 30, 2026	December 31, 2025
Contract notional amount of foreign exchange forward contracts	$39	$81
Net contract notional amount of foreign exchange forward contracts	$10	$7
Aggregate Contract notional amount of foreign currency exchanges (net investment hedges)	$150	$150
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

Other Contingencies. Additionally, the Company provides its customers with certain indemnification rights. In general, the Company agrees to indemnify the customer if a third party asserts patent or other infringement on the part of the customer for its use of the Company’s offerings. The Company has indemnification obligations under its charter and bylaws to its officers and directors, and has entered into indemnification agreements with its officers and directors and with the officers and directors of its subsidiaries. From time to time, the Company also enters into agreements in connection with its acquisition and divestiture activities that include indemnification obligations by the Company. The fair value of these indemnification obligations is typically not readily determinable due to the conditional nature of the Company’s potential obligations and the specific facts and circumstances involved with each particular agreement. As such, the Company has generally not recorded a liability in connection with these indemnification arrangements. Historically, payments made by the Company under these types of agreements have not had a material effect on the Company’s consolidated financial condition, results of operations or cash flows.
Concentrations of Risk. The Company is potentially subject to concentrations of credit risk on accounts receivable and financial instruments such as hedging instruments, and cash and cash equivalents. Credit risk includes the risk of nonperformance by counterparties. The maximum potential loss may exceed the amount recognized on the balance sheet. Exposure to credit risk is managed through credit approvals, credit limits, selecting major international financial institutions (as counterparties to hedging transactions) and monitoring procedures. Teradata’s business often involves large transactions with customers, and if one or more of those customers were to default in its obligations under applicable contractual arrangements, the Company could be exposed to potentially significant losses. However, management believes that the reserves for potential losses were adequate at September 30, 2026 and December 31, 2025.

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

The Company uses foreign exchange forward contracts and cross-currency swaps to manage foreign currency exposure. During the three months ended June 30, 2026, the Company restructured its net investment hedge cross-

currency swaps (aggregate notional value of €143 million/$150 million) and terminated its interest rate swap in connection with the repayment of its term loan. See Note 7, Derivative Instruments and Hedging Activities, for further detail.

Derivative fair values are measured using market spot and forward exchange rates (Level 2). Unrealized gains are recorded in other assets and unrealized losses in other liabilities, classified between current and long-term by remaining duration. Fair values of foreign exchange forward contracts and realized hedge gains/losses (net of underlying exposure offsets) were not material for the three and nine months ended September 30, 2026 and 2025.
The Company’s other assets and other liabilities measured at fair value on a recurring basis and subject to fair value disclosure requirements at September 30, 2026 and December 31, 2025 were as follows:

		Fair Value Measurements at Reporting Date Using
In millions	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Money market funds at September 30, 2026	$82	$82	$—	$—
Money market funds at December 31, 2025	$162	$162	$—	$—

Interest rate swap at December 31, 2025	$1	$—	$1	$—

Liabilities
3 Year foreign currency swap at September 30, 2026	$6	$—	$6	$—
5 Year foreign currency swap at September 30, 2026	$7	$—	$7	$—
4 Year foreign currency swap at December 31, 2025	$18	$—	$18	$—
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
As of September 30, 2026, the Company had no borrowings outstanding under the Revolving Credit Facility, leaving $400 million in borrowing capacity available under the Revolving Credit Facility. The Company was in compliance with all covenants under the Credit Agreement as of September 30, 2026.
For the three months ended September 30, 2025, the blended all-in interest rate associated with the Prior Term Loan was 4.14%.
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

	Three Months Ended September 30,		Nine Months Ended September 30,
In millions, except per share amounts	2026	2025	2026	2025
Net income attributable to common stockholders	$38	$40	$419	$93
Weighted average outstanding shares of common stock	92.6	94.2	93.2	94.9
Dilutive effect of employee stock options, restricted stock and other stock awards	2.9	1.3	3.0	1.6
Common stock and common stock equivalents	95.5	95.5	96.2	96.5
Net income per share:
Basic	$0.41	$0.42	$4.50	$0.98
Diluted	$0.40	$0.42	$4.36	$0.96
Options to purchase 0.1 million shares in the three and nine months ended September 30, 2025, were not included in the computation of diluted earnings per share because the exercise prices of these options were greater than the average market price of the common shares for the period, and therefore would have been anti-dilutive. There were no anti‑dilutive share options for the three and nine months ended September 30, 2026.
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

The following table presents segment revenue and segment gross profit for the Company:

	Three Months Ended September 30,		Nine Months Ended September 30,
In millions	2026	2025	2026	2025
Segment revenue
Product Sales	$362	$369	$1,134	$1,094
Consulting Services	37	47	119	148
Total revenue	399	416	1,253	1,242
Segment cost of revenue
Product Sales (1)	122	114	365	347
Consulting Services (2)	35	43	115	146
Total segment cost of revenue	157	157	480	493
Segment gross profit
Product Sales	240	255	769	747
Consulting Services	2	4	4	2
Total segment gross profit	242	259	773	749
Stock-based compensation expense	5	4	13	13
Acquisition, integration, reorganization, and transformation-related costs	(1)	2	3	5
Total gross profit	238	253	757	731
Selling, general and administrative expenses	109	122	469	373
Research and development expenses	75	70	222	207
Income from operations	$54	$61	$66	$151
(1) Cost of Product Sales, for the three months ended September 30, included product costs of $60 million in 2026 and $60 million in 2025 for Public Cloud fees and direct product and third-party software costs associated with the Company's perpetual product sales. Depreciation expense for the three months ended September 30, included in Cost of Product Sales, was $19 million in 2026, and $18 million in 2025. The remaining cost of Product Sales included payroll and benefits costs, and corporate allocations including back-office information technology, real estate, and other support services.
Cost of Product Sales, for the nine months ended September 30, included product costs of $180 million in 2026 and $183 million in 2025 for Public Cloud fees and direct product and third-party software costs associated with the Company's perpetual product sales. Depreciation expense for the nine months ended September 30, included in Cost of Product Sales, was $57 million in 2026, and $53 million in 2025. The remaining cost of Product Sales included payroll and benefits costs, and corporate allocations including back-office information technology, real estate, and other support services.
(2) Cost of Consulting Services, for the three months ended September 30, included payroll and benefit costs of $25 million in 2026 and $29 million in 2025. The remaining cost of Consulting Services included corporate allocations, including back-office information technology, real estate, and other support services.

Cost of Consulting Services, for the nine months ended September 30, included payroll and benefit costs of $79 million in 2026 and $94 million in 2025. The remaining cost of Consulting Services included corporate allocations, including back-office information technology, real estate, and other support services.

Certain items, including stock-based compensation and reorganization-related costs, were excluded from segment gross profit to conform to the way the Company manages and reviews the results by segment.

13. Reorganization and Business Transformation
On August 5, 2024, the Company announced that it realigned its sales function and initiated global restructuring and cost actions to optimize operations, reduce non-revenue generating expenses, and drive efficiencies for long-term growth and profitability (the "Restructuring"). The actions related to the Restructuring were completed as of June 30, 2026.

The majority of the costs related to the Restructuring include one-time employee separation benefits, transition support, and other employee-related costs. The Company recognized costs of $20 million related to the Restructuring in 2025 and 2024. Cash expenditures related to these actions were $45 million. The Company recorded $41 million of cash payments from these actions in 2025 and 2024, and $4 million of cash payments in the nine months ended September 30, 2026.

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

The 2026 activity and the reserves related to the Restructuring are as follows:

In millions	Balance at December 31, 2025	Expense accruals	Cash payments	Balance at September 30, 2026
Employee separation benefits	$2	$—	$(2)	$—

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

Overview
At Teradata Corporation ("we," "us," "Teradata," or the "Company"), we are focused on helping organizations activate the intelligence in their enterprise and turn the insights from across their organization into outcomes. We believe that we have architected our platform for autonomous AI operations and organizations’ toughest data and analytics challenges, particularly as enterprises are evaluating how to cost-effectively deploy agentic AI. We’ve also seen an emergence of hybrid environments that reflected a growing understanding of how enterprises can best leverage both on-premises and cloud deployment options to meet their diverse organizational needs.
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

Third Quarter Financial Overview
As more fully discussed in later sections of this MD&A, the following were what we view as the more significant financial items for the third quarter of 2026:
•At the end of the third quarter of 2026, Total ARR was $1.512 billion compared to $1.490 billion at the end of the third quarter of 2025, increasing 1% as compared to the third quarter of 2025, including a 1% negative impact from foreign currency fluctuations.
•At the end of the third quarter of 2026, Public Cloud ARR was $700 million compared to $633 million at the end of the third quarter of 2025, increasing 11% as compared to the third quarter of 2025, with an immaterial negative impact from foreign currency fluctuations.
•Total revenue was $399 million for the third quarter of 2026, decreasing by $17 million compared to the third quarter of 2025, with recurring revenue down 2%. Perpetual software licenses, hardware and other revenue was flat year over year, and consulting services revenue decreased 21%. Foreign currency fluctuations did not have a material impact on total revenue for the quarter compared to the prior year.
•Gross margin decreased to 59.6% in the third quarter of 2026 from 60.8% in the third quarter of 2025, primarily due to a higher mix of Public Cloud revenue, the timing of infrastructure charges, and adverse deal mix within the Perpetual software licenses, hardware and other revenue in the period.
•Operating expenses for the third quarter of 2026 decreased 4% compared to the third quarter of 2025, largely from lower salary and wage expense in the third quarter of 2026, due to the impact of restructuring actions taken in the prior year, as well as incremental provisions for uncollectable accounts in the prior year that didn't recur in the current period.
•The Company saw an operating income of $54 million in the third quarter of 2026, compared to operating income of $61 million in the third quarter of 2025.
•Net income in the third quarter of 2026 was $38 million, compared to $40 million in the third quarter of 2025.

Results of Operations for the Three Months Ended September 30, 2026
Compared to the Three Months Ended September 30, 2025
Revenue

		% of		% of
In millions	2026	Revenue	2025	Revenue
Recurring	$359	90.0%	$366	88.0%
Perpetual software licenses, hardware and other	3	0.7%	3	0.7%
Consulting services	37	9.3%	47	11.3%
Total revenue	$399	100%	$416	100%
Total revenue decreased $17 million, or 4%, in the third quarter of 2026, with no material impact from foreign currency fluctuations. Recurring revenue decreased 2% as compared to the third quarter of 2025, with no material impact from foreign currency fluctuations. The decrease in recurring revenue for the third quarter of 2026 was impacted by lower annual upfront software subscription revenue, offset in part by growth from Public Cloud revenue. Revenue from perpetual software licenses, hardware and other was flat year over year, primarily consisting of perpetual hardware. Consulting services revenue decreased 21% or $10 million in the third quarter of 2026, with a 2% negative impact from foreign currency exchange rate fluctuations. The consulting services revenue decrease is primarily the result of lower order performance from the second half of 2025 and first half of 2026.
Financial and Performance Measures
Our Total ARR is composed of three main categories: (1) Public Cloud ARR, (2) ARR related to on-premises subscription-based contracts and private cloud ("Subscription ARR"), and (3) ARR related to our legacy perpetual maintenance and software upgrade rights. At September 30, 2026 and 2025 our Total ARR consisted of:

In millions	2026	2025
Public Cloud	$700	$633
Subscription	744	765
Maintenance and Software upgrade rights	68	92
Total ARR	$1,512	$1,490
At the end of the third quarter of 2026, Total ARR increased 1% as compared to the third quarter of 2025, including a 1% negative impact from foreign currency fluctuations. At the end of the third quarter of 2026, Public Cloud ARR increased 11% as compared to the third quarter of 2025, with an immaterial impact from foreign currency fluctuations. Public Cloud ARR growth in the third quarter of 2026 was primarily driven by customer demand of our Public Cloud offering and customer migrations. The decreases in Subscriptions and Maintenance and Software upgrade rights ARR were primarily driven by customer migrations to Public Cloud ARR and on-premises erosions.
In the third quarter of 2026, we experienced the following trends:
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
As a portion of the Company’s operations and revenue occur outside the United States, and in currencies other than the United States ("U.S.") dollar, the Company is exposed to fluctuations in foreign currency exchange rates. Based on currency rates as of September 30, 2026, Teradata is now estimating an approximately 0.5% positive impact from currency translation on our 2026 full-year total reported revenues.

We expect expansion and to a lesser degree, migration activity as the primary contributors for Public Cloud ARR growth in 2026.
Gross Profit

		% of		% of
In millions	2026	Revenue	2025	Revenue
Recurring	$239	66.6%	$250	68.3%
Perpetual software licenses, hardware and other	(1)	(33.3)%	3	100.0%
Consulting services	—	—%	—	—%
Total gross profit	$238	59.6%	$253	60.8%
The decrease in recurring revenue gross profit as a percentage of revenue was impacted by a higher mix of Public Cloud revenues versus on-premises revenue as compared to the prior-year period, the impact of upfront subscription software revenue recognized earlier in the year, as well as the timing of certain infrastructure charges recognized in the period, offset in part by continued improvement in our Public Cloud margin rate.
Perpetual software licenses, hardware and other gross profit as a percentage of revenue decreased as compared to the prior-year period primarily due to deal mix.
Consulting services gross profit as a percentage of revenue was flat as compared to the prior year as cost reduction efforts were taken reflective of the revenue decline over the past year.
Operating Expenses

		% of		% of
In millions	2026	Revenue	2025	Revenue
Selling, general and administrative expenses	$109	27.3%	$122	29.3%
Research and development expenses	75	18.8%	70	16.8%
Total operating expenses	$184	46.1%	$192	46.2%

Selling, general and administrative ("SG&A") expense decreased year over year due to lower employee salary and wage expense, the result of continued budget discipline focused on cost reductions across the Company, including the impact of restructuring actions taken in the prior year, as well as incremental provisions for uncollectable accounts in the prior year that didn't recur in the current period. Research and development ("R&D") expense increased year over year due to investments in Public Cloud and AI-related technology opportunities offset in part by continued cost reduction initiatives.
Other Expense, net

In millions	2026	2025
Interest income	$3	$2
Interest expense	(2)	(7)
Other	(5)	(2)
Other expense, net	$(4)	$(7)
Other expense, net in the third quarter of 2026 and 2025 is comprised primarily of interest expense on finance leases, as well as benefit costs on our pension and postemployment plans, offset in part by interest income earned on our cash and cash equivalents, and gains/losses from foreign currency transactions.

As disclosed in Note 5 of Notes to Condensed Consolidated Financial Statements (Unaudited), during the three months ended September 30, 2026 and 2025, the Company incurred immaterial pre-tax investment losses related to Blue Chip Swap transactions.
Provision for Income Taxes
Income tax provisions for interim periods are based on estimated annual income tax rates, adjusted to reflect the effects of any significant infrequent or unusual items which are required to be discretely recognized within the current interim period.
The effective tax rates for the three months ended September 30, 2026 and 2025 were as follows:

	2026	2025
Effective tax rate	24.0%	25.9%

For the three months ended September 30, 2026, the Company had no material discrete tax adjustments.

For the three months ended September 30, 2025, the Company had no material discrete tax adjustments.
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

Results of Operations for the Nine Months Ended September 30, 2026
Compared to the Nine Months Ended September 30, 2025
Revenue

		% of		% of
In millions	2026	Revenue	2025	Revenue
Recurring	$1,122	89.5%	$1,078	86.8%
Perpetual software licenses, hardware and other	12	1.0%	16	1.3%
Consulting services	119	9.5%	148	11.9%
Total revenue	$1,253	100%	$1,242	100%
Total revenue increased $11 million, or 1%, in the first nine months of 2026, with a 1% positive impact from foreign currency fluctuations. Recurring revenue increased 4%, with a 1% positive impact from foreign currency fluctuations, and benefit from higher Public Cloud revenue, which increased primarily due to expansions and migrations.
Revenues from perpetual software licenses, hardware and other decreased $4 million, or 25% year over year in the first nine months of 2026.
Consulting services revenue decreased 20% in the first nine months of 2026, with a 1% negative impact from foreign currency fluctuations. The consulting services revenue decrease is primarily the result of lower order performance from the second half of 2025 and the first half of 2026.
Gross Profit

		% of		% of
In millions	2026	Revenue	2025	Revenue
Recurring	$759	67.6%	$735	68.2%
Perpetual software licenses, hardware and other	2	16.7%	4	25.0%
Consulting services	(4)	(3.4)%	(8)	(5.4)%
Total gross profit	$757	60.4%	$731	58.9%
Recurring revenue gross profit as a percentage of revenue was down slightly, with the impact of a higher mix of Public Cloud revenues versus on-premises revenue largely offset by continued improvement in our Public Cloud margin rate as compared to the prior-year period.
Perpetual software licenses, hardware and other gross profit as a percentage of revenue decreased as compared to the prior-year period primarily due to deal mix.
Consulting services gross profit as a percentage of revenue improved somewhat as compared to the prior year primarily due to cost reduction efforts taken over the past year.

Operating Expenses

		% of		% of
In millions	2026	Revenue	2025	Revenue
Selling, general and administrative expenses	$469	37.4%	$373	30.0%
Research and development expenses	222	17.7%	207	16.7%
Total operating expenses	$691	55.1%	$580	46.7%
SG&A expenses increased 26% for the first nine months of 2026 as compared to the prior year, primarily due to the impact of the $121 million of expenses incurred in connection with the SAP litigation and related settlement and an increase in stock-based compensation expense partially offset by continued budget discipline focused on cost reductions across the Company, including the impact of restructuring actions taken in the prior year.
R&D expenses increased for the first nine months of 2026 as compared to prior year, due to investments in Public Cloud and AI-related technology opportunities offset in part by continued cost reduction initiatives.
Other Income (Expense), net

In millions	2026	2025
Interest income	$13	$7
Interest expense	(14)	(20)
Other	469	(13)
Other income (expense), net	$468	$(26)
Other income (expense), net for the nine months of 2026 and 2025 is comprised primarily of the SAP Legal Settlement Amount proceeds, interest income earned on our cash and cash equivalents, and gains from foreign currency transactions, offset in part by interest expense on long-term debt (which was paid off in June 2026) and finance leases, as well as benefit costs associated with our pension and postemployment plans. Interest income is higher primarily due to higher average cash balances during the current year as compared to the prior period. Other income (expense) has improved by $494 million year-over-year primarily due to the receipt of the SAP Legal Settlement Amount as disclosed in more detail in Item 1. Financial Statements to this Quarterly Report on Form 10-Q for the quarter ended September 30, 2026 (the "Form 10-Q") (see Note 5. Supplemental Financial Information).
During the second quarter of 2026, the Company recorded a gain of approximately $3 million related to the fair value of the Company's interest rate swap upon its termination, see Note 7, Derivative Instruments and Hedging Activities, for further details. As disclosed in Note 5 of Notes to Condensed Consolidated Financial Statements (Unaudited), during the nine months ended September 30, 2026 and 2025, the Company incurred $1 million of pre-tax investment losses related to Blue Chip Swap transactions.

Provision for Income Taxes
The effective tax rates for the nine months ended September 30, 2026 and 2025 were as follows:

	2026	2025
Effective tax rate	21.5%	25.6%

For the nine months ended September 30, 2026, the Company recorded $66 million of net discrete tax expense, a majority of which related to the tax expense impact from the receipt of the SAP Settlement Net Proceeds.
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

Financial Condition, Liquidity and Capital Resources
Cash provided by operating activities was $598 million, which increased by $453 million in the nine months ended September 30, 2026 compared to the nine months ended September 30, 2025. $326 million of the increase was due to the SAP Settlement Net Proceeds received as a result of the SAP Settlement Agreement as discussed in Note 5, Supplemental Financial Information, of the Notes to Condensed Consolidated Financial Statements (Unaudited) of this Form 10-Q. Teradata used approximately $29 million of cash in the first nine months of 2026 for severance payments, as compared to $20 million in the first nine months of 2025.
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
The table below shows net cash provided by operating activities and net cash used in investing activities related to capital expenditures, along with free cash flow, for the following periods:

	Nine Months Ended September 30,
In millions	2026	2025
Net cash provided by operating activities	$598	$145
Less:
Expenditures for property and equipment	(16)	(10)
Additions to capitalized software	(2)	(1)
Free cash flow	$580	$134
As disclosed in Note 5, Supplemental Financial Information, of the Notes to Condensed Consolidated Financial Statements (Unaudited), during the nine months ended September 30, 2026, we received $480 million cash from the SAP Settlement Agreement and paid $121 million in related expenses. Additionally, approximately $33 million in cash taxes related to the SAP Settlement Net Proceeds were paid during the nine months ended September 30, 2026, that was reported as an operating activity for cash flow purposes.
Financing activities and certain other investing activities, are not included in our calculation of free cash flow. There were no material other investing activities for the nine months ended September 30, 2026.
Teradata’s financing activities for the nine months ended September 30, 2026 and 2025 primarily consisted of cash outflows for term loan debt repayments, share repurchases and payments on our finance leases. Financing cash outflows were higher in 2026 primarily due to the repayment of the remaining $450 million principal balance of the Company's term loan debt, compared to regularly scheduled principal payments on the term loan debt during 2025. At September 30, 2026, we had no outstanding borrowings on our $400 million Revolving Credit Facility (as defined below).
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

•On November 17, 2025, the Board approved a share repurchase program (the "Repurchase Program") authorizing the Company to repurchase up to $500 million of its common stock. The Repurchase Program became effective on January 1, 2026, does not have an expiration date, and will continue until otherwise modified, suspended, or terminated. The purchases under the Repurchase Program may be made from time to time in the open market, in privately negotiated transactions, or by other means, including through Rule 10b5-1 trading plans, in accordance with applicable securities law and other regulatory requirements. The Repurchase Program does not obligate the Company to repurchase any shares under the authorization and the timing and amount of any repurchases will depend on a variety of factors, including the price of the Company’s common stock, general business and market conditions, and other investment considerations. There is a total authority of $377 million remaining under the Repurchase Program as of September 30, 2026.
In the aggregate under the dilution offset share repurchase program and the Repurchase Program, we repurchased approximately 4.5 million shares of common stock at an average price per share of $29.55 in the nine months ended September 30, 2026.
Share repurchases are reported on a trade date basis. Our share repurchase activity depends on factors such as our working capital needs, our cash requirements for capital investments, our stock price, and economic and market conditions.
Other financing activities, including net share settlement for the payroll tax liability of section 16 officers (as discussed in Item 2. Unregistered Sales of Equity Securities and Use of Proceeds), offset by proceeds from the ESPP and the exercise of stock options, net of tax was a net outflow of $3 million for the nine months ended September 30, 2026 and a net inflow of $3 million for the nine months ended September 30, 2025. The ESPP proceeds are included in other financing activities, net in the Condensed Consolidated Statements of Cash Flows (Unaudited).
Our total cash and cash equivalents held outside the United States in various foreign subsidiaries was $413 million as of September 30, 2026 and $462 million as of December 31, 2025. The remaining balance held in the U.S. was $19 million as of September 30, 2026 and $32 million as of December 31, 2025. The Company expects that a majority of its foreign earnings will be repatriated to the U.S. Effective January 1, 2018, the U.S. moved to a territorial system of international taxation, and as such will generally not subject future foreign earnings to U.S. taxation upon repatriation in future years.
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
Long-term Debt. On June 24, 2026, the Company entered into a Credit Agreement with Bank of America, N.A., as Administrative Agent and the lenders party thereto (the "Credit Agreement"). The Credit Agreement provides for a five-year unsecured revolving credit facility in an aggregate principal amount of up to $400 million, including a $50 million sublimit for the issuance of standby letters of credit and a $50 million sublimit for swingline loans (the "Revolving Credit Facility"). The Revolving Credit Facility replaces our prior credit agreement which was entered into in 2022 (the "Prior Agreement"). In connection with the execution of the Revolving Credit Facility, the $450 million term loan outstanding under the Prior Agreement was repaid in full. Our long-term debt is discussed in Note 10, Debt, of the Notes to Condensed Consolidated Financial Statements (Unaudited). In addition, as disclosed in Note 7 Derivative Instruments and Hedging Activities, of the Notes to Condensed Consolidated Financial Statements (Unaudited), Teradata entered into two cross currency swaps to hedge a portion of Euro currency exposure of its net investment in certain foreign subsidiaries. As of September 30, 2026, the Company had no borrowings outstanding under the Revolving Credit Facility, leaving $400 million in borrowing capacity available under the Revolving Credit Facility.

The material terms and conditions of Revolving Credit Facility are substantially similar to the material terms and conditions of the Prior Agreement, except for the removal of sustainability features and the term loan commitment present in the Prior Agreement and certain other changes to covenants and other matters.

Contractual and Other Commercial Commitments. Other than the Credit Agreement, interest rate swap termination and new cross currency swaps, there has been no significant change in our contractual and other commercial commitments as described in the 2025 Annual Report. Our commitments and contingencies are discussed in Note 8, Commitments and Contingencies, of the Notes to Condensed Consolidated Financial Statements (Unaudited).
Critical Accounting Policies and Estimates
Our financial statements are prepared in accordance with GAAP. In connection with the preparation of these financial statements, we are required to make assumptions, estimates and judgments that affect the reported amounts of assets, liabilities, revenues, expenses and the related disclosure of contingent liabilities. These assumptions, estimates and judgments are based on historical experience and assumptions that are believed to be reasonable at the time. However, because future events and their effects cannot be determined with certainty, the determination of estimates requires the exercise of judgment. Our critical accounting policies are those that require assumptions to be made about matters that are highly uncertain. Different estimates could have a material impact on our financial results. Judgments and uncertainties affecting the application of these policies and estimates may result in materially different amounts being reported under different conditions or circumstances. Our management periodically reviews these estimates and assumptions to ensure that our financial statements are presented fairly and are materially correct. We assessed certain accounting matters that generally require consideration of forecasted financial information in context with the information reasonably available to us as of September 30, 2026 and through the date of this report. The accounting matters assessed included, but were not limited to, our allowance for doubtful accounts, stock-based compensation, the carrying value of our goodwill and other long-lived assets, financial assets, valuation allowances for tax assets and revenue recognition.
In many cases, the accounting treatment of a particular transaction is specifically dictated by GAAP and does not require significant management judgment in its application. There are also areas in which management’s judgment in selecting among available alternatives would not produce a materially different result. The significant accounting policies and estimates that we believe are the most critical to aid in fully understanding and evaluating our reported financial results are discussed in the 2025 Annual Report. Teradata’s senior management has reviewed these critical accounting policies and related disclosures and determined that there were no significant changes in our critical accounting policies in the nine months ended September 30, 2026.
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
Based on their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2026, our disclosure controls and procedures were effective to provide reasonable assurance that the information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.
Changes in Internal Control over Financial Reporting
There have been no changes in our internal control over financial reporting that occurred during the last fiscal quarter ended September 30, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
Purchases of Company Common Stock
From time to time, the Company's Section 16 officers sell to the Company shares of the Company's common stock received upon vesting of restricted share units at the current market price to cover their withholding tax obligations. For the nine months ended September 30, 2026, the total of these purchases was 348,235 shares at an average price of $33.99 per share.
The following table provides information relating to the Company’s share repurchase programs for the nine months ended September 30, 2026:

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Dilution Offset Program (1)	Total Number of Shares Purchased as Part of Publicly Announced Share Repurchase Program (2)	Maximum Dollar Value that May Yet Be Purchased Under the Dilution Offset Program	Maximum Dollar Value that May Yet Be Purchased Under the Share Repurchase Program
Month
January 2026	370,593	$30.24	—	370,593	$100,850	$488,793,270
February 2026	353,009	$30.16	—	353,009	$309,772	$478,146,852
March 2026	454,006	$27.16	156,515	297,491	$305,707	$470,301,056
First Quarter Total	1,177,608	$29.03	156,515	1,021,093	$305,707	$470,301,056
April 2026	449,012	$26.20	—	449,012	$305,707	$458,534,710
May 2026	399,735	$31.88	—	399,735	$522,974	$445,791,115
June 2026	483,167	$33.10	—	483,167	$730,792	$429,798,114
Second Quarter Total	1,331,914	$30.41	—	1,331,914	$730,792	$429,798,114
July 2026	565,476	$31.51	—	565,476	$730,792	$411,977,147
August 2026	695,289	$27.98	—	695,289	$730,792	$392,524,155
September 2026	690,236	$28.74	166,033	524,203	$308,181	$377,412,339
Third Quarter Total	1,951,001	$29.27	166,033	1,784,968	$308,181	$377,412,339
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

Item 3. Defaults Upon Senior Securities.
None
Item 4. Mine Safety Disclosures.
None

Item 5. Other Information.

During the three months ended September 30, 2026, no director or officer of Teradata Corporation adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

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

10.1*
Form of Indemnification Agreement between Teradata Corporation and each of its directors and executive officers (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed August 17, 2026 (SEC file number 001-33458)).

10.2*
Teradata Employee Stock Purchase Plan (Amended and Restated as of September 1, 2026) (incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q dated August 5, 2026 (SEC file number 001-33458)).

31.1	Certification pursuant to Rule 13a-14(a), dated November 6, 2026.

31.2	Certification pursuant to Rule 13a-14(a), dated November 6, 2026.

32	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated November 6, 2026.

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*    Management contracts or compensatory plans, contracts or arrangements.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TERADATA CORPORATION

Date: November 6, 2026	By:	/s/ John Ederer
John Ederer Chief Financial Officer